Form 10-K/A
period 1995-12-31
POST PROPERTIES INC
filed 1996-06-18
CIK 903127

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A


        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-12080
                    --------------------------------------

                            POST PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)

             Georgia                                       58-1550675
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

           3350 CUMBERLAND CIRCLE, SUITE 2200, ATLANTA, GEORGIA 30339
              (Address of principal executive offices -- zip code)

                                 (770) 850-4400
              (Registrant's telephone number, including area code)
                          -------------------------

          Securities registered pursuant to section 12(b) of the Act:



                                           NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                  WHICH REGISTERED
          -------------------                  ----------------
      Common Stock, $.01 par value         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                          -------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [x]     NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 1, 1996 was approximately $709,237,766. As of March 1, 1996, there were 21,656,115 shares of common stock, $.01 par value, outstanding.
                          -------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 16, 1996 are incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY


The Company is one of the largest developers and operators of upscale multifamily apartment communities in the Southeastern United States. The Company currently owns 42 stabilized communities (the "Communities") containing 14,962 apartment units located primarily in metropolitan Atlanta, Georgia and Tampa, Florida. In addition, the Company currently has under construction or in initial lease-up eight new communities and an addition to one existing community in the Atlanta, Tampa, Northern Virginia, Nashville and Charlotte metropolitan areas that will contain an aggregate of 3,052 apartment units when completed. For the year ended December 31, 1995, the average economic occupancy rate of the 37 Communities and the first phase of two additional Communities stabilized for the entire period was 96.0%. The average monthly rental rate per apartment unit at these Communities for the same period was $710. The Company also manages through affiliates three communities with 866 apartment units under the Post(R) brand name for third parties and approximately 9,900 additional apartment units owned by third parties. The Company is a fully-integrated organization with multifamily development, acquisition, operation and asset management expertise and has approximately 1,100 employees, none of whom is a party to a collective bargaining agreement.


Since founded in 1971, the Company has pursued three distinctive core business strategies that, for 25 years, have remained substantially unchanged:

Investment Building
Investment building means taking a long-term view of the assets the Company creates. The Company develops communities with the intention of operating them for periods that are relatively long by the standards of the apartment industry. Key elements of the Company's investment building strategy include instilling a disciplined team approach to development decisions; selecting sites in niche and infill locations in strong primary markets; consistently constructing new apartment communities with a uniformly high quality; and conducting ongoing property improvements.

Promotion of the Post(R) Brand Name
The Post(R) brand name strategy has been integral to the success of the Company and, to the knowledge of the Company, has not been successfully duplicated within the multifamily real estate industry in any major U.S. market. For such a strategy to work, a company must develop and implement systems to achieve uniformly high quality and value throughout its operations. As a result of the Company's efforts in developing and maintaining its communities, the Company believes that the Post(R) brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and provide superior resident service. Key elements in implementing the Company's brand name strategy include extensively utilizing the trademarked brand name; adhering to quality in all aspects of the Company's operations; developing and implementing leading edge training programs; and coordinating the Company's advertising programs to increase brand name recognition.


Service Orientation
The Company's mission statement is: "To provide the superior apartment living experience for our residents." By striving to provide a superior product and superior service, the Company believes that it will be able to achieve its long-term goals. The Company believes that it provides its residents with superior product and superior service through its uniformly high quality construction, award winning landscaping and numerous amenities, including on site business centers, on site courtesy officers, urban vegetable gardens and state of the art fitness centers.


The Company believes that with the implementation of these strategies, multifamily properties in its primary markets have the potential over the long term to provide investment returns that exceed national averages. According to recent market surveys, employment growth, population growth and household formation growth in the Company's primary markets have exceeded and are forecasted to continue to exceed national averages.

The Company is a self-administered and self-managed equity real estate investment trust (a "REIT"). On July 22, 1993 the Company completed an initial public offering of 10,580,000 shares of Common Stock (the "Initial Offering") and a business combination involving entities under varying common ownership (the "Formation Transactions"). On February 7, 1994 the Company completed a second public offering of 3,000,000 shares of Common Stock (the "Second Offering"). On October 20, 1995 the Company completed a third public offering of 3,710,500 additional shares of Common Stock (the "Third

Offering"). Proceeds from the Initial Offering were used by the Company (i) to acquire a controlling interest in Post Apartment Homes, L.P. (The "Operating Partnership"), the Company's principal operating subsidiary, which was formed to succeed to substantially all of the ownership interest in a portfolio of 40 Post(R) multifamily apartment communities (the "Initial Properties"), all of which were developed by the Company and owned by affiliates of the Company, and to the development, leasing, landscaping and management business of the Company and certain other affiliates and (ii) to pay down existing indebtedness on certain communities. Proceeds of the Second and Third Offerings were used by the Company to pay down existing indebtedness. The Company is the sole general partner of, and controls a majority of the limited partnership interests in, the Operating Partnership. The Company conducts all of its business through the Operating Partnership and its subsidiaries.

The Company's executive offices are located at 3350 Cumberland Circle, Atlanta, Georgia 30339 and its telephone number is (770) 850-4400. Post Properties, Inc., a Georgia corporation, was incorporated on January 25, 1984, and is the successor by merger to the original Post Properties, Inc., a Georgia corporation, which was formed in 1971. The Operating Partnership is a Georgia limited partnership that was formed in July 1993 for the purpose of consolidating the operating and development businesses of the Company and the Post(R) apartment portfolio described herein.

THE OPERATING PARTNERSHIP

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company's operations are conducted. At December 31, 1995, the Company controlled the Operating Partnership as the sole general partner and as the holder of an 80.8% interest in the Operating Partnership. The other limited partners of the Operating Partnership are those persons (including certain officers and directors of the Company) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in the Company in the form of units in the Operating Partnership ("Units") rather than receiving shares of Common Stock. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Company. The Company presently anticipates that it will elect to issue shares of Common Stock in connection with each such redemption rather than paying cash (and has done so in all redemptions to date). With each redemption of outstanding Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of Common Stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to the Company.

As sole general partner, the Company has the exclusive power under the agreement of limited partnership of the Operating Partnership to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of the Units in connection with the sale of all or substantially all of the assets of the Operating Partnership or in connection with a dissolution of the Operating Partnership. The board of directors of the Company manages the affairs of the Company by directing the affairs of the Operating Partnership. The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, for a period of 50 years without a vote of limited partners of the Operating Partnership. The Company's limited and general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

As part of the formation of the Operating Partnership, a new holding company, Post Services, Inc. ("Post Services") was organized as a separate corporate subsidiary of the Operating Partnership. Post Services, in turn, owns all the outstanding stock of three operating subsidiaries, RAM Partners, Inc. ("RAM"), Post Asset Management, Inc. ("Post Asset Management") and Post Landscape Services, Inc. ("Post Landscape"). Certain officers and directors of the Company received 99%, collectively, of the voting common stock of Post Services, and the Operating Partnership received 1% of the voting common stock and 100% of the nonvoting common stock of Post Services. The voting and nonvoting common stock of Post Services held by the Operating Partnership represents 99% of the equity interests therein. The voting common stock held by officers and directors in Post Services is subject to an agreement that is designed to ensure that the stock will be held by one or more officers of Post Services. The by-laws of Post Services provide that a majority of the board of directors of Post Services must be persons who are not employees, members of management or affiliates of the Company or its subsidiaries. This by-law provision cannot be amended without the vote of 100% of the outstanding voting common stock of Post Services. Post Services currently has the same board of directors as the Company.

OPERATING DIVISIONS

The major operating divisions of the Company include:

Post Management Services
Post Management Services is responsible for the day-to-day operations of all the Post(R) communities and is itself comprised of two divisions: one responsible for community leasing, property management and personnel recruiting, training and development, and the other for maintenance and security. Post Management Services also conducts short-term leasing activities. The division is the largest in the Company with approximately 430 full-time employees.

Post Apartment Development
Post Apartment Development conducts the development and construction activities of the Company. Development activities include site selection, zoning and regulatory approvals, project design, and the full range of construction management services. The division is currently comprised of approximately 100 full-time employees.

Post Landscape Operations
This division works closely with Post Apartment Development in the initial design of each Post(R) community and then has primary responsibility for maintaining each community's landscape. The division maintains each community's grounds on a cost effective basis for seasonal impact and has earned national recognition for the Company. It is comprised of approximately 50 full-time and part-time employees with professionals specializing in landscape architecture, horticulture, floriculture, and general landscape maintenance.

Post Corporate Services
Post Corporate Services provides executive direction and control to the Company's other divisions and subsidiaries and has responsibility for the creation and implementation of all Company financing and capital strategies. All accounting, management reporting, and insurance services required by the Company and all of its affiliates are centralized in Post Corporate Services. The division currently employs approximately 45 full-time employees.

OPERATING SUBSIDIARIES

The operating subsidiaries of the Company, each of which is wholly owned by Post Services, include:

RAM
RAM provides third party asset management and leasing services for multifamily properties that do not operate under the Post(R) name. RAM's clients include pension funds, independent private investors, financial institutions and insurance companies. RAM's asset management contracts generally are subject to annual renewal or are terminable upon specified notice. As of February 29, 1996, RAM managed 40 properties (located in Georgia, California, Florida, North Carolina, and Virginia) with approximately 9,900 units under management. RAM currently has approximately 295 full-time employees.

Post Asset Management
Post Asset Management currently provides management services to three Post(R) communities (866 apartment units) owned by third parties, which were originally developed by the Company but sold prior to the Initial Offering. Use of the Post(R) name and other of the Company's federally registered service marks in connection with each such community is limited to the period during which the Company continues to manage the community. Post Asset Management employs approximately 50 full-time employees.

Post Landscape
As a result of the reputation the Company developed in connection with the landscaping of Post(R) communities, in 1990 the Company began providing third party landscape services for clients other than Post(R) communities. Projects with third parties include the maintenance and design of the landscape for office parks, commercial buildings and other commercial enterprises, and private residences. Post Landscape provides such third party landscape services and it employs approximately 110 full-time employees.

HISTORY OF POST PROPERTIES, INC.

The Company and its affiliates have developed a total of 67 Post(R) upscale garden and mid-rise apartment communities containing approximately 21,200 apartment units. Of these communities, 42 communities comprising 14,962 apartment units are owned by the Operating Partnership in fee simple or pursuant to a long-term ground lease, and are operated by the Operating Partnership. The Company and its affiliates sold 25 communities between 1972 and 1995 to parties not affiliated with the Company, three of which the Company continues to manage under the Post(R) name. Eight additional Post(R) communities and additions to an existing community are currently under construction and are owned and operated by the Operating Partnership.

During the five-year period from January 1, 1991 through December 31, 1995, the Company and its affiliates developed and completed 2,953 apartment units in 15 apartment communities and sold three apartment communities containing an aggregate of 568 apartment units. The Company has developed its apartment communities to the Company's specifications as opposed to buying and refurbishing existing properties built by others. The Company and its affiliates have sold apartment communities after holding them for investment periods that typically have been seven to twelve years after development. The following table shows the results of the Company's developments during this period:

                                                             1995         1994         1993         1992         1991
                                                           --------     --------     --------      -------      -------
 Units completed . . . . . . . . . . . . . . . . . . .          685          575          182          556          955
 Total units owned by Company affiliates
   at end of year  . . . . . . . . . . . . . . . . . .       14,962       14,845       14,270       14,088       13,532
 Total apartment rental income (in
   thousands)  . . . . . . . . . . . . . . . . . . . .     $133,817     $115,309     $104,482      $94,754      $85,688

CURRENT DEVELOPMENT ACTIVITY

The Company currently has, under construction or in initial lease-up, eight new communities and additions to one existing community that will contain an aggregate of 3,052 units. The Company's communities under development or in initial lease up are summarized in the following chart:

                                                                                             ACTUAL OR      ACTUAL OR
                                                                                             ESTIMATED      ESTIMATED
                                                                         QUARTER OF        QUARTER FIRST    QUARTER OF
                                                             # OF       CONSTRUCTION           UNITS        STABILIZED
 METROPOLITAN AREA                                           UNITS      COMMENCEMENT         AVAILABLE      OCCUPANCY
 -----------------                                           -----      ------------       -------------    ----------
 ATLANTA, GA
 Post Dunwoody -- phase II . . . . . . . . . . . . .          328          4Q'94               3Q'95           3Q'96
 Post Terrace  . . . . . . . . . . . . . . . . . . .          296          2Q'95               1Q'96           4Q'96
 Post Crest  . . . . . . . . . . . . . . . . . . . .          410          1Q'95               1Q'96           1Q'97
 Post Collier Hills  . . . . . . . . . . . . . . . .          392          4Q'95               3Q'96           4Q'97
                                                            -----
                                                            1,426
                                                            -----
 TAMPA, FL
 Post Rocky Point  . . . . . . . . . . . . . . . . .          452          1Q'94               1Q'95           1Q'96
 Post Hyde Park -- I and II  . . . . . . . . . . . .          270          3Q'94               2Q'95           2Q'96
                                                            -----
                                                              722
                                                            -----
 FAIRFAX, VA
 Post Corners at Trinity Centre  . . . . . . . . . .          336          2Q'94               1Q'95           1Q'96
                                                            -----
 NASHVILLE, TN
 Post Green Hills  . . . . . . . . . . . . . . . . .          166          4Q'94               3Q'95           1Q'96
                                                            -----
 CHARLOTTE, NC
 Post South Park . . . . . . . . . . . . . . . . . .          402          4Q'95               3Q'96           3Q'97
                                                            -----
                                                            3,052
                                                            =====

The Company has also acquired two parcels in Atlanta on which it plans to build new communities. Construction is expected to begin on one of these parcels in 1996. The Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county adjacent to the other parcel. The Company will review its development plan for this parcel closer to completion of these improvements. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

COMPETITION

All of the Communities are located in developed areas that include other upscale apartments. The number of competitive upscale apartment properties in a particular area could have a material effect on the Company's ability to lease apartment units at the Communities or at any newly developed or acquired communities and on the rents charged. The Company may be competing with others that have greater resources than the Company. In addition, other forms of residential properties, including single family housing, provide housing alternatives to potential residents of upscale apartment communities.

AMERICANS WITH DISABILITIES ACT

The Communities and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company's Communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company believes that its properties comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Company's results of operations could be adversely affected.

ENVIRONMENTAL REGULATIONS

The Company is subject to Federal, state and local environmental regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment communities.

In developing properties and constructing apartments, the Company utilizes environmental consultants to determine whether there are any flood plains, wetlands or environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, development and construction is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with Federal and local flood plain management requirements.

Stormwater discharge from a construction facility is evaluated in connection with the requirements for stormwater permits under the Clean Water Act. This is an evolving program in most states. The Company currently anticipates it will be able to obtain stormwater permits for existing or new development.

The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. sec. 9601 et seq. ("CERCLA"), and applicable state superfund laws subject the owner of real property to claims or liability for the costs of removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation. Liability under CERCLA and applicable state superfund laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances on the property or at the facility. The presence of hazardous substances in amounts requiring response action or the failure to undertake remediation where it is necessary may adversely affect the owner's ability to sell real estate or borrow money using such real estate as collateral. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

The Company has instituted a policy that requires an environmental investigation of each property that it considers for purchase or that it owns and plans to develop. The environmental investigation is conducted by a qualified environmental consultant. If there is any indication of contamination, sampling of the property is performed by the environmental consultant. The environmental investigation report is reviewed by the Company and counsel prior to purchase of any property. If necessary, remediation of contamination, including underground storage tanks, is undertaken prior to development.

The Company has not been notified by any governmental authority of any noncompliance, claim, or liability in connection with any of the Communities. The Company has not been notified of a claim for personal injury or property damage by a private party in connection with any of the Communities in connection with environmental conditions. The Company is not aware of any other environmental condition with respect to any of the Communities that could be considered to be material.

ITEM 2.  PROPERTIES

The Communities consist of stabilized Post(R) multifamily apartment communities located in the following metropolitan areas:

               METROPOLITAN AREA                                        COMMUNITIES   # OF UNITS  % OF TOTAL
               -----------------                                        -----------   ----------  ----------
               Atlanta, GA . . . . . . . . . . . . . . . . . . . .          32          11,214      75.0%
               Tampa, FL . . . . . . . . . . . . . . . . . . . . .           5           1,540      10.3%
               Orlando, FL . . . . . . . . . . . . . . . . . . . .           2           1,248       8.3%
               Pompano Beach, FL . . . . . . . . . . . . . . . . .           1             416       2.8%
               Fairfax, VA . . . . . . . . . . . . . . . . . . . .           1             364       2.4%
               Boca Raton, FL  . . . . . . . . . . . . . . . . . .           1             180       1.2%
                                                                          ----          ------     -----
                                                                            42          14,962     100.0%
                                                                          ====          ======     =====


The Company developed and currently manages all of the Communities. Twenty-eight of the Communities have in excess of 300 apartment units, with the largest Community having a total of 770 apartment units. The oldest of the Communities was first occupied in 1977 and 37 of the 42 Communities, comprising approximately 90% of such Communities' apartment units, were completed after January 1, 1986. The average economic occupancy rate for communities stabilized for each of the entire years ended December 31, 1995 and 1994 was 96.0% and 96.5% respectively. The average monthly rental rate per unit (stabilized communities) during 1995 and 1994 was $710 and $668, respectively. See "Selected Financial Information".

                                                  COMMUNITY INFORMATION
                                                                                                   DECEMBER
                                                                                                     1995
                                                                                                   AVERAGE        1995
                                                                             AVERAGE                RENTAL      AVERAGE
                                                                 YEAR       UNIT SIZE   NUMBER OF   RATES       ECONOMIC
            COMMUNITY            LOCATION(1)     ZIP CODE     COMPLETED   (SQUARE FEET)   UNITS    PER UNIT   OCCUPANCY(2)
- -----------------------------    -----------     --------     ---------   ------------    -----   ---------   ------------
GEORGIA
Post Ashford  . . . . . . . .      Atlanta        30319         1987           872         222       $743        97.1%
Post Bridge . . . . . . . . .      Atlanta        30067         1986           847         354        631        98.3%
Post Brook  . . . . . . . . .      Atlanta        30033         1984           916         130        736        96.0%
Post Brookhaven . . . . . . .      Atlanta        30319      1990-92 (3)       991         735        898        96.8%
Post Canyon . . . . . . . . .      Atlanta        30350         1986           899         494        678        95.8%
Post Chase  . . . . . . . . .      Atlanta        30084         1987           938         410        673        97.0%
Post Chastain . . . . . . . .      Atlanta        30342         1990           965         558        936        95.9%
Post Corners  . . . . . . . .      Atlanta        30092         1986           860         460        653        97.0%
Post Court  . . . . . . . . .      Atlanta        30136         1988           838         446        659        97.5%
Post Crossing . . . . . . . .      Atlanta        30346         1995         1,067         354      1,004         N/A   (4)
Post Dunwoody . . . . . . . .      Atlanta        30328         1989           941         202        764        95.4%  (6)
Post Lane . . . . . . . . . .      Atlanta        30067         1988           840         166        686        97.7%
Post Lenox Park . . . . . . .      Atlanta        30319         1995         1,030         206        987         N/A   (4)
Post Mill . . . . . . . . . .      Atlanta        30067         1985           952         398        681        96.9%
Post Oak  . . . . . . . . . .      Atlanta        30324         1993         1,003         182        896        98.8%
Post Oglethorpe . . . . . . .      Atlanta        30319         1994         1,205         250      1,182        97.9%
Post Park . . . . . . . . . .      Atlanta        30341      1988-90 (3)       904         770        772        96.0%
Post Parkwood . . . . . . . .      Atlanta        30339         1995         1,071         125        889         N/A   (4)
Post Peachtree Hills  . . . .      Atlanta        30305      1992-94 (3)       982         300        916        98.7%
Post Pointe . . . . . . . . .      Atlanta        30083         1988           835         360        628        96.1%
Post Renaissance(5) . . . . .      Atlanta        30308      1992-94 (3)       890         342        855        93.7%  (6)
Post River  . . . . . . . . .      Atlanta        30339         1991           983         125      1,132        96.2%
Post Summit . . . . . . . . .      Atlanta        30033         1990           957         148        785        96.3%
Post Valley . . . . . . . . .      Atlanta        30080         1988           854         496        628        98.7%
Post Village  . . . . . . . .      Atlanta        30030                        906                    687        96.2%
  The Arbors  . . . . . . . .                                   1983         1,063         301
  The Fountains . . . . . . .                                   1987           850         352
  The Gardens . . . . . . . .                                   1986           891         494
  The Hills . . . . . . . . .                                   1984           953         241
  The Meadows . . . . . . . .                                   1988           817         350
Post Vinings  . . . . . . . .      Atlanta        30080      1989-91 (3)       964         403        759        96.7%
Post Walk . . . . . . . . . .      Atlanta        30033         1987           932         346        768        98.0%
Post Woods  . . . . . . . . .      Atlanta        30339      1977-83 (3)     1,057         494        783        97.8%
                                                                             -----      ------        ---        ----
  Subtotal -- Atlanta . . . .                                                  935      11,214        771        96.6%
                                                                             -----      ------        ---        ----
FLORIDA
Post Bay  . . . . . . . . . .      Tampa          33716         1988           782         312        639        95.0%
Post Court  . . . . . . . . .      Tampa          34625         1991         1,018         228        740        92.0%
Post Crossing . . . . . . . .      Pompano        33069         1989           847         416        764        92.8%
Post Fountains  . . . . . . .      Orlando        32822         1988           835         508        582        93.7%
Post Gardens  . . . . . . . .      Boca Raton     33433         1989           956         180        853        92.3%
Post Lake . . . . . . . . . .      Orlando        32703         1988           850         740        605        96.4%
Post Village  . . . . . . . .      Tampa          33614                        941                    707        94.2%
  The Arbors  . . . . . . . .                                   1991           967         304
  The Lakes . . . . . . . . .                                   1989           895         360
  The Oaks  . . . . . . . . .                                   1991           968         336
                                                                             -----      ------        ---        ----
  Subtotal -- Florida . . . .                                                  885       3,384        677        94.2%
                                                                             -----      ------        ---        ----
VIRGINIA
Post Forest . . . . . . . . .      Fairfax        22030         1990           889         364        873        93.8%
                                                                             -----      ------        ---        ----
    TOTAL . . . . . . . . . .                                                  923      14,962        752        96.0%
                                                                             =====      ======        ===        ====
- ----------

(1)      Refers to greater metropolitan areas of cities indicated.
(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3) These dates represent the respective completion dates for multiple phases of a Community.
(4) During 1995, this Community was in the lease-up phase and, therefore, is not included.
(5) The Company has a leasehold interest in the land underlying Post Renaissance pursuant to a ground lease that expires on January 1, 2040.
(6) Represents amounts only for the first phase of the Community since the second phase of this Community was in the lease-up phase during the year ended December 31, 1995.

                            POST PROPERTIES, INC.
                          COMMUNITY AMENITY SUMMARY


                                                              COMMUNITY/APARTMENT AMENITIES
                                                              -----------------------------
                                                         CONTROLLED                          PATIO, PORCH    WASHER
                                                           ACCESS      GUEST     COVERED      BALCONY OR     + DRYER
COMMUNITY                             LOCATION    UNITS  ENTRY GATE     APT.     GARAGES      SUN ROOM      HOOK-UPS
- ---------                             --------    -----  ----------     ----     -------      --------      --------
Atlanta, Georgia
The Arbors of Post Village*........   Atlanta    301        Yes         No          6       300  (100%)     260  (87%)
The Fountains of Post Village*.....   Atlanta    352        Yes         Yes       207        52  (100%)     162  (46%)
The Gardens of Post Village*.......   Atlanta    494        Yes         No         10       494  (100%)     268  (54%)
The Hills of Post Village*.........   Atlanta    241        Yes         No          8       240  (100%)     160  (67%)
The Meadows of Post Village*.......   Atlanta    350        Yes         No         20       350  (100%)     146  (42%)
Post Ashford.......................   Atlanta    222        Yes         No         17       222  (100%)     122  (55%)
Post Bridge........................   Atlanta    354        Yes         No         20       354  (100%)     166  (47%)
Post Brook.........................   Atlanta    130        Yes         No         35       130  (100%)      80  (62%)
Post Brookhaven....................   Atlanta    735        Yes         Yes       547        35  (100%)     637  (87%)
Post Canyon........................   Atlanta    494        Yes         No        264        94  (100%)     284  (57%)
Post Chase.........................   Atlanta    410        Yes         Yes       374        10  (100%)     270  (56%)
Post Chastain......................   Atlanta    558        Yes         Yes       452       558  (100%)     408  (73%)
Post Corners.......................   Atlanta    460        Yes         No         26        60  (100%)     242  (53%)
Post Court.........................   Atlanta    446        Yes         Yes        39       446  (100%)     266  (60%)
Post Crossing......................   Atlanta    354        Yes         No         15       354  (100%)     322   90%
Post Dunwoody......................   Atlanta    202        Yes         Yes       152        02  (100%)     168  (83%)
Post Lane..........................   Atlanta    166        Yes         No         18       166  (100%)     134  (81%)
Post Lenox Park....................   Atlanta    206        Yes         No         12       206  (100%)     192  (93%)
Post Mill..........................   Atlanta    398        Yes         No          0       398  (100%)     258  (65%)
Post Oak...........................   Atlanta    182        Yes         No         21       182  (100%)     154  (85%)
Post Oglethorpe***.................   Atlanta    250        Yes         No        250       250  (100%)     250 (100%)
Post Park..........................   Atlanta    770        Yes         Yes        53       770  (100%)     634  (82%)
Post Parkwood......................   Atlanta    125        Yes         No         18       125  (100%)     101  (80%)
Post Peachtree Hills...............   Atlanta    300        Yes         Yes        22       300  (100%)     244  (81%)
Post Pointe........................   Atlanta    360        Yes         No         38       360  (100%)     260  (72%)
Post Renaissance...................   Atlanta    342        Yes         Yes       345       342  (100%)     252  (74%)
Post River.........................   Atlanta    125        Yes         Yes       205       125  (100%)      90  (72%)
Post Summit........................   Atlanta    148        Yes         No         10       148  (100%)     124  (84%)
Post Valley........................   Atlanta    496        Yes         No         34       496  (100%)     324  (65%)
Post Vinings.......................   Atlanta    403        Yes         Yes        35       403  (100%)     323  (80%)
Post Walk..........................   Atlanta    346        Yes         No         27       346  (100%)     214  (62%)
Post Woods.........................   Atlanta    494        Yes         No         11       494  (100%)     434  (88%)

Florida
The Arbors at Post Village*........   Tampa      304        Yes         No         39       304  (100%)     240  (79%)
The Lakes at Post Village*.........   Tampa      360        Yes         Yes         8       360  (100%)     252  (70%)
The Oaks at Post Village*..........   Tampa      336        Yes         No         40       336  (100%)     264  (79%)
Post Bay...........................   Tampa      312        Yes         Yes         5       312  (100%)     192  (62%)
Post Court.........................   Tampa      228        Yes         Yes        60       228  (100%)     204  (89%)
Post Crossing......................   Pompano    416        Yes         Yes       127       416  (100%)     300  (72%)
Post Fountains.....................   Orlando    508        Yes         Yes        11       508  (100%)     296  (58%)
Post Gardens.......................   Boca Raton 180        Yes         No         23       180  (100%)     140  (78%)
Post Lake..........................   Orlando    740        Yes         Yes        12       740  (100%)     448  (61%)

Northern, Virginia
Post Forest........................   Fairfax    364        Yes         Yes        52       364  (100%)     324  (89%)




                                                                                                       RECREATIONAL AMENITIES
                                                                                                       ----------------------
                                                                       VAULTED     ACTIVITY      SWIMMING      FITNESS
                                      LOCATION           FIREPLACE     CEILINGS      ROOM        POOL(S)+     CENTER(S)   JACUZZI
                                      --------           ---------     ---------     ----        -------      ---------   ------
Atlanta, Georgia
The Arbors of Post Village*........   Atlanta           102  (34%)     24    (8%)    Yes           Yes(1)        Yes         No
The Fountains of Post Village*.....   Atlanta            25   (7%)     39   (11%)    Yes           Yes(1)        Yes         No
The Gardens of Post Village*.......   Atlanta            84  (17%)      0    (0%)    Yes           Yes(3)        Yes         No
The Hills of Post Village*.........   Atlanta            48  (20%)      0    (0%)    Yes           Yes(1)        Yes         No
The Meadows of Post Village*.......   Atlanta            25  (11%)     56   (25%)    Yes           Yes(1)        Yes         Yes
Post Ashford.......................   Atlanta            44  (20%)     40   (18%)     No           Yes(1)        No          No
Post Bridge........................   Atlanta            46  (13%)      0    (0%)    Yes           Yes(1)        Yes         Yes
Post Brook.........................   Atlanta             0   (0%)      0    (0%)     No           Yes(1)        No          No
Post Brookhaven....................   Atlanta            74  (10%)      0    (0%)    Yes           Yes(3)        Yes         No
Post Canyon........................   Atlanta            80  (16%)      0    (0%)    Yes           Yes(3)        Yes         Yes
Post Chase.........................   Atlanta            41  (10%)      0    (0%)    Yes           Yes(1)        Yes         Yes
Post Chastain......................   Atlanta            58  (10%)    148   (27%)    Yes           Yes(2)        Yes         Yes
Post Corners.......................   Atlanta            74  (16%)      0    (0%)    Yes           Yes(2)        Yes         Yes
Post Court.........................   Atlanta            31   (7%)     40    (9%)    Yes           Yes(2)        Yes         No
Post Crossing......................   Atlanta            61   (6%)    156   (44%)    Yes           Yes(1)        Yes         No
Post Dunwoody......................   Atlanta             8   (4%)      4   (22%)     No           Yes(1)        Yes         No
Post Lane..........................   Atlanta             0   (0%)     65   (39%)     No           Yes(1)        No          No
Post Lenox Park....................   Atlanta            27  (13%)     60   (29%)     No           Yes(1)        Yes         No
Post Mill..........................   Atlanta            64  (16%)      0    (0%)    Yes           Yes(3)        Yes         No
Post Oak...........................   Atlanta            18  (10%)     48   (26%)**  Yes           Yes(1)        Yes         No
Post Oglethorpe***.................   Atlanta            56  (22%)    125   (50%)    Yes           Yes(1)        Yes         No
Post Park..........................   Atlanta            77  (10%)    169   (22%)    Yes           Yes(3)        Yes         No
Post Parkwood......................   Atlanta            16  (12%)     36   (28%)    Yes           Yes(1)        Yes         No
Post Peachtree Hills...............   Atlanta            30  (10%)     72   (24%)**  Yes           Yes(2)        Yes         No
Post Pointe........................   Atlanta             0   (0%)    128   (36%)    Yes           Yes(1)        Yes         Yes
Post Renaissance...................   Atlanta            33  (10%)     84    (25%)** Yes           Yes(2)        Yes         No
Post River.........................   Atlanta            30  (24%)     21    (17%)** Yes           Yes(1)        Yes         No
Post Summit........................   Atlanta            20  (14%)     36    (24%)**  No           Yes(1)        Yes         No
Post Valley........................   Atlanta            24   (5%)     20    (4%)    Yes           Yes(2)        Yes         No
Post Vinings.......................   Atlanta            58  (14%)    104   (26%)    Yes           Yes(2)        Yes         No
Post Walk..........................   Atlanta            35  (10%)     48   (14%)    Yes           Yes(1)        Yes         No
Post Woods.........................   Atlanta            40   (8%)      0    (0%)    Yes           Yes(2)        Yes         No

Florida
The Arbors at Post Village*........   Tampa              24   (8%)     88   (29%)     No           Yes(1)        Yes         No
The Lakes at Post Village*.........   Tampa               0   (0%)    104   (29%)    Yes           Yes(1)        Yes         Yes
The Oaks at Post Village*..........   Tampa              20   (6%)     96   (29%)     No           Yes(1)        No          No
Post Bay...........................   Tampa               0   (0%)     69   (22%)     No           Yes(1)        Yes         Yes
Post Court.........................   Tampa              50  (22%)     68   (30%)     No           Yes(1)        Yes         No
Post Crossing......................   Pompano             0   (0%)    146   (35%)    Yes           Yes(2)        Yes         Yes
Post Fountains.....................   Orlando            31   (6%)     56   (11%)    Yes           Yes(2)        Yes         Yes
Post Gardens.......................   Boca Raton          0   (0%)     56   (31%)     No           Yes(1)        Yes         Yes
Post Lake..........................   Orlando            44   (6%)    104   (14%)    Yes           Yes(2)        Yes         Yes

Northern, Virginia
Post Forest........................   Fairfax           277  (76%)    113   (31%)    Yes           Yes(1)        Yes         Yes



                                                       PICNIC      CAR       TENNIS   VOLLEY
                                      LOCATION         AREA(S)+  WASH(ES)+  COURT(S)+  BALL         OTHER
                                      --------         -------   ---------  ---------  ----         -----
Atlanta, Georgia
The Arbors of Post Village*........   Atlanta          Yes(7)    Yes(1)     Yes(2)      No   nature preserve, jogging trail
The Fountains of Post Village*.....   Atlanta          Yes(3)    Yes(1)     Yes(3)      No   nature preserve, jogging trail
The Gardens of Post Village*.......   Atlanta          Yes(7)    Yes(2)     Yes(3)      No   nature preserve, jogging trail
The Hills of Post Village*.........   Atlanta          Yes(5)    Yes(1)     Yes(2)      No   nature preserve, jogging trail
The Meadows of Post Village*.......   Atlanta          Yes(6)    Yes(1)     Yes(2)      No   nature preserve, jogging trail
Post Ashford.......................   Atlanta          Yes(3)    Yes(1)     Yes(1)      No
Post Bridge........................   Atlanta          Yes(4)    Yes(1)     Yes(2)      No
Post Brook.........................   Atlanta          Yes(4)    Yes(1)     Yes(1)      No
Post Brookhaven....................   Atlanta          Yes(17)   Yes(4)     Yes(4)      No
Post Canyon........................   Atlanta          Yes(7)    Yes(2)     Yes(3)      No
Post Chase.........................   Atlanta          Yes(6)    Yes(2)     Yes(2)      Yes
Post Chastain......................   Atlanta          Yes(6)    Yes(2)     Yes(2)      No   nature preserve
Post Corners.......................   Atlanta          Yes(5)    Yes(2)     Yes(3)      No
Post Court.........................   Atlanta          Yes(6)    Yes(2)     Yes(2)      No
Post Crossing......................   Atlanta          Yes(5)    Yes(1)     Yes(2)      No   urban chess
Post Dunwoody......................   Atlanta          Yes(4)    Yes(1)     Yes(1)      No   nature preserve, jogging trail
Post Lane..........................   Atlanta          Yes(3)    Yes(1)     Yes(1)      No
Post Lenox Park....................   Atlanta          Yes(5)    Yes(6)     Yes(1)      No
Post Mill..........................   Atlanta          Yes(9)    Yes(1)     Yes(2)      No
Post Oak...........................   Atlanta          Yes(3)    Yes(1)     Yes(1)      No   urban vegetable garden
Post Oglethorpe***.................   Atlanta          Yes(6)    Yes(1)     Yes(2)      No
Post Park..........................   Atlanta          Yes(12)   Yes(4)     Yes(4)      No
Post Parkwood......................   Atlanta          Yes(3)    Yes(1)     Yes(6)      No
Post Peachtree Hills...............   Atlanta          Yes(5)    Yes(2)     Yes(2)      Yes  urban vegetable garden
Post Pointe........................   Atlanta          Yes(7)    Yes(1)     Yes(2)      No   nature preserve, lake
Post Renaissance...................   Atlanta          Yes(10)   Yes(1)     Yes(1)      No   boccie ball courts(2)
Post River.........................   Atlanta          Yes(3)    No         No          No
Post Summit........................   Atlanta          Yes(3)    Yes(1)     Yes(1)      No   croquet lawn
Post Valley........................   Atlanta          Yes(7)    Yes(2)     Yes(3)      No
Post Vinings.......................   Atlanta          Yes(9)    Yes(2)     Yes(2)      Yes
Post Walk..........................   Atlanta          Yes(6)    Yes(2)     Yes(2)      No
Post Woods.........................   Atlanta          Yes(12)   Yes(2)     Yes(3)      No   jogging trail, lakes(2)

Florida
The Arbors at Post Village*........   Tampa            Yes(3)    Yes(2)     Yes(1)      No   nature preserve, jogging trail
The Lakes at Post Village*.........   Tampa            Yes(5)    Yes(3)     Yes(2)      Yes  nature preserve, jogging trail
The Oaks at Post Village*..........   Tampa            Yes(3)    No         No          Yes  nature preserve, jogging trail
Post Bay...........................   Tampa            Yes(3)    Yes(1)     No          Yes
Post Court.........................   Tampa            Yes(4)    Yes(1)     Yes(1)      Yes
Post Crossing......................   Pompano          Yes(3)    Yes(1)     Yes(2)      Yes  lake, video rental, jogging trail
Post Fountains.....................   Orlando          Yes(6)    Yes(3)     Yes(2)      Yes
Post Gardens.......................   Boca Raton       Yes(2)    Yes(1)     No          Yes
Post Lake..........................   Orlando          Yes(8)    Yes(3)     Yes(4)      Yes

Northern, Virginia
Post Forest........................   Fairfax          Yes(4)    Yes(2)     Yes(2)      No   jogging trail

__________

+ Number in parentheses represents the number of the in recreational amenity located at a particular Community.
* The respective properties within the Post Village apartment communities in Atlanta and Tampa share certain recreational amenities.
**       Not vaulted, but raised ceilings.
*** All units are carriage homes with attached one or two car garages.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the company and its affiliates and their positions are as follows:

         NAME                                      POSITIONS AND OFFICES HELD
         ----                                      --------------------------
John A. Williams  . . . . . . . . . . . Chairman of the Board, Chief Executive Officer and Director
John T. Glover  . . . . . . . . . . . . President, Chief Operating Officer, Treasurer and Director
W. Daniel Faulk, Jr . . . . . . . . . . President--Post Apartment Development
Jeffrey A. Harris . . . . . . . . . . . President--Post Management Services
Martha J. Logan . . . . . . . . . . . . President--Post Management Division
Terry L. Chapman  . . . . . . . . . . . Executive Vice President--Post Management Services
Richard A. Denny, III . . . . . . . . . Executive Vice President--Post Apartment Development
John D. Hooks . . . . . . . . . . . . . Executive Vice President--Post Management Services
William F. Leseman  . . . . . . . . . . Executive Vice President--RAM Partners, Inc.
Donald J. Rutzen  . . . . . . . . . . . Executive Vice President-- Post Landscape Services, Inc.
Sherry W. Cohen . . . . . . . . . . . . Senior Vice President--Post Corporate Services and Secretary
Judy M. Denman  . . . . . . . . . . . . Senior Vice President--Post Corporate Services
R. Gregory Fox  . . . . . . . . . . . . Senior Vice President--Post Corporate Services
Leona J. McElroy  . . . . . . . . . . . Senior Vice President--Post Corporate Services
John B. Mears . . . . . . . . . . . . . Senior Vice President--Post Apartment Development
Timothy A. Peterson . . . . . . . . . . Senior Vice President--Post Corporate Services
Janie S. Maddox . . . . . . . . . . . . Vice President--Post Corporate Services

The following is a biographical summary of the experience of the executive officers of the company:

John A. Williams. Mr. Williams is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Williams founded the business of the Company in 1971 and since that time has acted as Chairman and Chief Executive Officer. Mr. Williams is currently serving on the board of directors of Barnett Banks, Inc., the Atlanta Regional Commission, and the Advisory Board of the Atlanta Committee for the Olympic Games. Mr. Williams is 53 years old.

John T. Glover. Mr. Glover is the President, Chief Operating Officer and Treasurer of the Company and a director. Mr. Glover joined the Company in 1984 and since that time has acted as its President. Mr. Glover is a Director of SunTrust Banks of Georgia Inc., and SunTrust Bank, Atlanta, N.A. In addition, he is a member of the Board of Governors of the National Association of Real Estate Investment Trusts and Vice Chairman of the National Realty Committee and a member of the board of directors of the National Multi-Housing Council. Mr. Glover is 49 years old.

W. Daniel Faulk, Jr. Mr. Faulk has been with the Company for eight years. Since April 1993, he has been President of Post Apartment Development, which is responsible for the development and construction of all Post apartment communities. Prior thereto, Mr. Faulk was President of Post Atlanta since February 1987. Mr. Faulk is currently on the board of directors of Mountain National Bank. Mr. Faulk is 53 years old.

Jeffrey A. Harris. Mr. Harris has been with the Company for eleven years. Since October 1995, he has been President of Post Management Services and President of Post Landscape. Prior thereto, Mr. Harris was President of Post Management Division from March 1995, Executive Vice President of Post Management Division from April 1993 and Senior Vice President from 1989. Mr. Harris is 38 years old.

William F. Leseman.  Mr. Leseman has been with the Company for six years.
Since October 1995, he has been Executive Vice President of RAM responsible for day-to-day operations of such division. Prior thereto, Mr. Leseman was Senior Vice President of Post Management Services since January 1994 and an Area Vice President of Post Management Services since 1989. Mr. Leseman is 36 years old.

Martha J. Logan. Ms. Logan has been with the Company since 1991. Since October 1995, she has been President of Post Management Division. Prior thereto, Ms. Logan was President of RAM since July 1994, Executive Vice President of RAM from January 1994 and was Vice President of RAM since 1991. Prior to joining RAM in 1991, Ms. Logan was an Executive with Pilot Property Company, a multi-family property management company. Ms. Logan is 41 years old.

Terry L. Chapman. Mr. Chapman has been with the Company for twenty-two years and is currently, and has been for more than five years, an Executive Vice President of Post Management Services responsible for maintenance, quality assurance, security, and preventive maintenance for all Post(R) communities. Mr. Chapman is 49 years old.

Richard A. Denny, III. Mr. Denny has been with the Company for fifteen years. Since July 1993, he has been an Executive Vice President of Post Apartment Development responsible for construction of all Post(R) apartment communities. Prior thereto, he was a Senior Vice President of Post Atlanta since June 1987. Mr. Denny is 38 years old.

John D. Hooks. Mr. Hooks has been with the Company for seventeen years. Since July 1993, he has been an Executive Vice President of Post Landscape responsible for landscape design, installation and maintenance on all Post(R) communities. Prior thereto, he was the Senior Vice President of Landscape since January 1987. Mr. Hooks is 41 years old.

Donald J. Rutzen. Mr. Rutzen has been with the Company for seventeen years. Since 1993, he has been Executive Vice President of Post Landscape Services, Inc. responsible for the day-to-day landscape design, installation and maintenance for third party accounts. Prior thereto, he was Senior Vice President of Post Landscape Services, Inc. since April 1992 and Vice President since January 1985. Mr. Rutzen is 48 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for eleven years. Since July 1993, she has been a Senior Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990, as well as Corporate Secretary. Ms. Cohen is 41 years old.

Judy M. Denman. Ms. Denman has been with the Company for twenty years. Since July 1993, she has been a Senior Vice President of Post Corporate Services responsible for day-to-day accounting functions and cash management reporting. Prior thereto, she was a Vice President of Post Properties, Inc. since June 1984. Ms. Denman is 49 years old.

R. Gregory Fox. Mr. Fox has been with the Company since February 1996 and he serves as Senior Vice President of Post Corporate Services and the Company's Chief Accounting Officer. Prior to joining the Company, he was a senior manager in the audit division of Price Waterhouse LLP where he was employed for ten years. Mr. Fox is a Certified Public Accountant. Mr. Fox is 36 years old.

Leona McElroy. Ms. McElroy has been with the Company for twenty-four years. Since July 1993, she has been a Senior Vice President of Post Corporate Services responsible for special projects. Prior thereto, Ms. McElroy was Vice President of Post Properties, Inc. since June 1984. Ms. McElroy is 71 years old.

John B. Mears. Mr. Mears has been with the Company since November 1993. Since July 1994, he has been a Senior Vice President of Post Apartment Development responsible for acquiring new development sites in the Company's primary market outside of Atlanta, GA. Prior to joining the Company, Mr. Mears was an associate in the Real Estate Investment Banking Group at Merrill Lynch and Company. Mr. Mears is 32 years old.

Timothy A. Peterson. Mr. Peterson has been with the Company for six years. Since April 1993, he has been a Senior Vice President of Post Corporate Services, responsible for accounting and capital markets since November 1995, and for Capital Markets from April 1993 to November 1995. Prior thereto, Mr. Peterson was Vice President of Post Corporate Services since January 1993, and he was responsible for planning and reporting services since 1989. Mr. Peterson is a Certified Public Accountant. Mr. Peterson is 30 years old.

Janie S. Maddox. Ms. Maddox has been with the Company for twenty years. Since November 1995, she has been a Vice President of the Company in charge of community relations. Prior thereto, she was a Senior Vice President of Post Management Services primarily responsible for human resources since 1990. Ms. Maddox is 48 years old.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Common Stock has been traded on the New York Stock Exchanges ("NYSE") under the symbol "PPS" since the Company's Initial Offering. The following table set forth the quarterly high and low sales prices per share reported on the NYSE.


                                                                                           DIVIDENDS
                    QUARTER ENDED                              HIGH           LOW           DECLARED
                    -------------                              ----           ---          ---------
                    1994

                    First Quarter . . . . . . . . . . . . .   $33.250       $27.375          $0.45
                    Second Quarter  . . . . . . . . . . . .    32.875        28.750           0.45
                    Third Quarter . . . . . . . . . . . . .    31.625        29.375           0.45
                    Fourth Quarter  . . . . . . . . . . . .    32.875        28.250           0.45


                    1995
                    First Quarter . . . . . . . . . . . . .   $31.875       $28.500          $0.49
                    Second Quarter  . . . . . . . . . . . .    32.250        28.750           0.49
                    Third Quarter . . . . . . . . . . . . .    32.000        29.625           0.49
                    Fourth Quarter  . . . . . . . . . . . .    32.250        29.250           0.49

On March 1, 1996 the Company had 822 shareholders of record.

The Company pays regular quarterly dividends to holders of shares of Common Stock. Future distributions by the Company will be at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code (the "Code") and such other factors as the board of directors deems relevant.

For a discussion of the Company's credit agreements and their restrictions on dividend payments, see Liquidity and Capital Resources at Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.          SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     POST PROPERTIES, INC. AND PREDECESSOR

                             POST PROPERTIES, INC.

                                                                          YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                   1995            1994           1993             1992           1991
                                                 --------        --------       --------         -------        --------
                                                                         (DOLLARS IN THOUSANDS)
OPERATING DATA:
Revenue:
 Rental   . . . . . . . . . . . . . . . . . .    $133,817        $115,309       $104,482        $ 94,754        $ 85,688
 Property management (1)  . . . . . . . . . .       2,764           2,508          3,057           2,793           2,296
 Landscape services (1)   . . . . . . . . . .       4,647           3,799          3,829           2,240           1,794
 Other  . . . . . . . . . . . . . . . . . . .       3,477           3,123          2,879           2,750           2,581
                                                 --------        --------       --------        --------        --------
   Total revenue  . . . . . . . . . . . . . .     144,705         124,739        114,247         102,537          92,359
Property operating and maintenance
   expense (exclusive of depreciation
   and amortization)  . . . . . . . . . . . .      49,912          43,376         41,209          39,080          35,626
Depreciation
   (real estate assets) . . . . . . . . . . .      20,090          19,931         19,427          19,085          19,172
Depreciation
   (non real estate assets) . . . . . . . . .         729             277            303             195             235
Property management expenses (1)  . . . . . .       2,166           2,229          2,453           2,057           1,518
Landscape services expenses (1) . . . . . . .       3,950           3,098          3,151           1,998           1,544
Interest expense  . . . . . . . . . . . . . .      22,698          19,231         34,309          41,548          43,074
Amortization of deferred loan costs, interest
   rate protection agreement and swap gain,
   net. . . . . . . . . . . . . . . . . . . .       1,967           1,999            969           2,105           2,920
General and administrative  . . . . . . . . .       6,071           6,269          4,384           5,015           3,987

REIT formation expense  . . . . . . . . . . .           -               -          2,783               -               -
Minority interest in consolidated
   property partnership . . . . . . . . . . .         451             680            692             655             617
                                                 --------        --------       --------        --------        --------
Income (loss) before minority interest
   of unitholders, gain on sale of real
   estate assets, net of income taxes and
   extraordinary item . . . . . . . . . . .        36,671          27,649          4,567          (9,201)        (16,334)
Minority interest of unitholders in
   Operating Partnership  . . . . . . . . . .      (8,429)         (6,951)        (1,935)              -               -
Gain on sale of real estate assets, net of
   income taxes . . . . . . . . . . . . . . .       1,746           1,494              -               -               -
                                                 --------        --------       --------        --------        --------
Income (loss) before extraordinary item . . .      29,988          22,192          2,632          (9,201)        (16,334)
Extraordinary item, net of minority
   interest . . . . . . . . . . . . . . . . .        (870)(2)      (3,293) (2)    (7,855)(2)           -               -
                                                 --------        --------       --------        --------        --------
Net income (loss) . . . . . . . . . . . . . .    $ 29,118        $ 18,899       $ (5,223)       $ (9,201)       $(16,334)
                                                 ========        ========       ========        ========        ========





             (Selected financial data continued on following page)

                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                              1995          1994             1993         1992         1991
                                              -----        -----          ----------      ----         ----
PER SHARE DATA:
Income before extraordinary item  . . . .     $1.63        $1.32          $ 0.34          N/A           N/A
Net income (loss) . . . . . . . . . . . .     $1.58        $1.12          $(0.67)         N/A           N/A
Dividends declared  . . . . . . . . . . .     $1.96        $1.80          $ 0.77 (3)      N/A           N/A

                                                                       DECEMBER 31,
                                              --------------------------------------------------------------
                                                1995         1994          1993         1992          1991
                                              --------     --------      --------     --------      --------
                                                                      (IN THOUSANDS)
 BALANCE SHEET DATA:
 Real estate, before accumulated
 depreciation  . . . . . . . . . . . . .      $937,924     $828,585      $722,266     $616,289      $588,416
 Real estate, net of accumulated
 depreciation  . . . . . . . . . . . . .       781,100      686,009       599,898      513,651       505,058
 Total assets  . . . . . . . . . . . . .       812,984      710,973       627,322      536,961       527,498
 Total debt  . . . . . . . . . . . . . .       349,719      362,045       357,809      540,900       519,538
 Shareholders' equity (deficit)  . . . .       343,624      240,196       177,864      (25,812)       (9,050)

                                                                     DECEMBER 31,
                                            ----------------------------------------------------------------
                                               1995          1994          1993         1992          1991
                                            ----------     --------     ---------    ---------     ---------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
 OTHER DATA:
 Cash flow provided from (used in):
      Operating activities . . . . . . .   $    57,362  $    43,807   $     2,412     $ 11,400      $  6,373
      Investing activities . . . . . . .   $  (114,531) $   (99,364)  $   (51,152)    $(28,696)     $(43,555)
      Financing activities . . . . . . .   $    60,885  $    46,508   $    49,647     $ 19,902      $ 31,600
 Funds from operations (4) . . . . . . .   $    59,457  $    49,856   $    25,266     $ 12,184      $  5,993
 Weighted average common shares
    outstanding  . . . . . . . . . . . .    18,382,299   16,847,999     7,824,311          N/A           N/A
 Weighted average shares and units
    outstanding  . . . . . . . . . . . .    23,541,639   22,125,890    13,574,767          N/A           N/A
 Total stabilized communities
    (at end of period) . . . . . . . . .            42           42            41           40            38
 Total stabilized apartment units
    (at end of period) . . . . . . . . .        14,962       14,845        14,270       14,088        13,532
 Average economic occupancy
    (stabilized communities) (5) . . . .          96.0%         96.4%        94.7%        93.0%         92.8%

- --------------------

(1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties (including services provided to third-party owners of properties previously developed and sold by the Company that operate under the Post(R) name).

(2) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item has been reduced by the portion related to the minority interest of the unitholders calculated on the basis of weighted average Units outstanding for the year.

(3) The dividend paid by the Company for the portion of the quarter ended September 30, 1993 after the Initial Offering was $.320 per share of Common Stock, which is an amount equivalent to a quarterly distribution of $.415 per share (which, if annualized, would equal $1.66 per share).


(4) The Company considers funds from operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be an appropriate measure of the performance of an equity REIT. For periods ended prior to January 1, 1996, funds from operations was defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. Funds from operations should not be considered as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Adjustments for all periods, as applicable, consisted only of minority interest of unitholders in the Operating Partnership, gain on sale of real estate assets (net of income taxes), depreciation and amortization, amortization of deferred swap gain and extraordinary items. In March 1995, the NAREIT modified the definition of funds from operations ("FFO"), among other things, to eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The modified definition of FFO became effective for periods ended after December 31, 1995. Under the modified definition, FFO for the year ended December 31, 1995 and 1994 would have been $56,798 and $47,616 respectively. Since all companies do not calculate FFO in accordance with NAREIT's modified definition, the Company's FFO is only comparable to those companies using NAREIT's modified definition.


(5) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.5% and 95.9% for the year ended December 31, 1995 and 1994, respectively). For the year ended December 31, 1995, concessions were $296 and employee discounts were $213. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month (ii) one year after completion of construction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND APARTMENT UNIT
                 DATA)
OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc.

During the fourth quarter of 1995, the Company completed a public equity offering (the "Third Offering") of 3,710,500 shares of Common Stock. The net proceeds of $105,278 were used to reduce debt. As of December 31, 1995, there were 26,716,879 units outstanding, of which 21,577,636, or 80.8%, were owned by the Company and 5,139,243, or 19.2% were owned by other limited partners (including certain officers and directors of the Company).

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

The Company recorded net income of $29,118 for the year ended December 31, 1995 primarily as a result of increased rental rates for fully stabilized communities and an increase in units placed in service. This is compared to net income of $18,899 for the year ended December 31, 1994 and a net loss of ($5,223) for the year ended December 31, 1993. The increase in net income in 1994 was primarily due to lower interest expense as a result of the repayment or economic defeasance of debt with proceeds of the Initial Offering and the Second Offering.

COMMUNITY OPERATIONS

The Company's net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is generally considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

At December 31, 1995, the Company's portfolio of apartment communities consisted of thirty-four communities and the first phase of two additional communities which were completed and stabilized for all of the current and prior year, three communities which achieved full stabilization during the prior year, three communities and the second phase of an existing community which reached stabilization during the current year and eight communities and a second phase of an existing community in the development or lease-up stage. In addition, during the third quarter of 1995, the Company sold three of its operating communities which it had previously developed and operated.

For communities with respect to which construction is completed and the community has become fully operational, all property operating and maintenance expenses are expensed as incurred and those recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset are capitalized. (See "Capitalization of Fixed Assets and Community Improvements").

The Company has adopted an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses.

Therefore, in order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the revenue in excess of specified expense on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1994. The Company has also presented quarterly financial information reflecting the dilutive impact of lease-up deficits incurred for communities in the development and lease-up stage and not yet operating at break-even. In this presentation, only those Communities which were dilutive during each period are included and, accordingly, different communities may be included in each period.

All Operating Communities

The operating performance for all of the Company's apartment communities combined for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

                                                             YEAR ENDED                           YEAR ENDED
                                                            DECEMBER 31,                         DECEMBER 31,
                                                  ----------------------------------  ----------------------------------
                                                                               %                                   %
                                                    1995        1994         CHANGE     1994         1993        CHANGE
                                                  --------    --------       ------     ----         ----        -------
 Rental and other revenue:
  Fully stabilized communities (1)   . . . . .    $112,048    $106,421        5.3 %   $106,421     $ 99,853        6.6 %
  Communities stabilized less than
     two years (2)   . . . . . . . . . . . . .       8,417       5,364       56.9 %      5,364        1,015      428.5 %
  Development and lease-up communities (3)   .      10,852         133        N/A          133            -          -
  Sold communities (4)   . . . . . . . . . . .       2,926       3,998      (26.8)%      3,998        3,854        3.7 %
  Other revenue(5)   . . . . . . . . . . . . .       2,458       2,074       18.5 %      2,074        2,170       (4.4)%
                                                  --------    --------                --------     --------
                                                   136,701     117,990       15.9 %    117,990      106,892       10.4 %
                                                  --------    --------                --------     --------
 Property operating and maintenance expense
 (exclusive of depreciation and
       amortization):
  Fully stabilized communities   . . . . . . .      38,460      36,699        4.8 %     36,699       35,724        2.7 %
  Communities stabilized less than two years .       2,306       1,780       29.6 %      1,780          544      227.2 %
  Development and lease-up communities   . . .       4,450         515        N/A          515            -          -
  Sold communities   . . . . . . . . . . . . .       1,279       1,722      (25.7)%      1,722        1,788       (3.7)%
  Other expenses(6)  . . . . . . . . . . . . .       3,417       2,660       28.5 %      2,660        3,153      (15.6)%
                                                  --------    --------                --------     --------
                                                    49,912      43,376       15.1 %     43,376       41,209        5.3 %
                                                  --------    --------                --------     --------
 Revenue in excess of specified expense  . . .    $ 86,789    $ 74,614       16.3 %   $ 74,614     $ 65,683       13.6 %
                                                  ========    ========                ========     ========
 Recurring capital expenditures:(7)
  Carpet   . . . . . . . . . . . . . . . . . .    $    897    $    729       23.0 %   $    729     $    742       (1.8)%
  Other  . . . . . . . . . . . . . . . . . . .         803       1,087      (26.1)%      1,087          979       11.0 %
                                                  --------    --------                --------     --------
    Total  . . . . . . . . . . . . . . . . . .    $  1,700    $  1,816        6.4 %   $  1,816     $  1,721        5.5 %
                                                  ========    ========                ========     ========
 Average apartment units in service  . . . . .      15,519      14,619        6.2 %     14,619       14,179        3.1 %
                                                  ========    ========                ========     ========

(1) Communities which reached stabilization prior to January 1, 1994.
(2) Communities which reached stabilization during the year ended December 31, 1994.
(3) Communities in the "construction", "development" or "lease-up" stage during 1995 and, therefore, not considered fully stabilized for all of the periods presented.
(4) Communities which were sold on September 13, 1995.
(5) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.
(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

Rental and other revenue increased for 1995 and 1994 primarily as a result of increased rates for fully stabilized communities and an increase in units placed in service. Rental and other revenue from communities stabilized since January 1, 1994, increased $5,627 from 1994 to 1995 primarily as a result of higher rental rates. Rental and other revenue from all other communities increased by $12,700 from 1994 to 1995 primarily due to additional units placed in service. On September 13, 1995, the Company sold three communities, all of which had been previously included in the fully stabilized community group and are now shown separately.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased from 1993 to 1994 and 1994 to 1995 primarily due to the increase in the units placed in service.

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 34 communities and the first phase of two additional communities containing an aggregate of 13,428 units which were fully stabilized as of January 1, 1994, are summarized as follows:

                                                                YEAR ENDED                        YEAR ENDED
                                                                DECEMBER 31,                      DECEMBER 31,
                                                    ---------------------------------   ---------------------------------
                                                                                  %                                  %
                                                      1995        1994         Change    1994         1993         Change
                                                    --------    --------       ------   --------    --------       ------
 Rental and other revenue  . . . . . . . . . .      $112,048    $106,421        5.3%    $106,421     $99,853        6.6%
 Property operating and maintenance expense
  (exclusive of depreciation and
   amortization)(1)  . . . . . . . . . . . . .        38,460      36,699        4.8%      36,699      35,724        2.7%
                                                    --------    --------                --------     -------
 Revenue in excess of specified expense  . . .      $ 73,588    $ 69,722        5.5%    $ 69,722     $64,129        8.7%
                                                    ========    ========                ========     =======
 Average economic occupancy (2)  . . . . . . .          96.0%       96.5%                   96.5%       94.6%
                                                    ========    ========                ========     =======
 Average monthly rental rate per apartment
  unit(3)  . . . . . . . . . . . . . . . . . .      $    710    $    668        6.3%    $    668     $   628        6.4%
                                                    ========    ========                ========     =======
 Apartment units in service  . . . . . . . . .        13,428      13,428          -       13,428      13,428          -
                                                    ========    ========                ========     =======

(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the year ended December 31, 1995 and 1994, recurring expenditures were $1,601 and $1,470, or $119 and $109 on a per unit basis, respectively.

(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 95.5%, 96.1% and 93.8% for the year ended December 31, 1995, 1994 and 1993, respectively.) For the year ended December 31, 1995, concessions were $296 and employee discounts were $213.

(3) Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

Rental and other revenue increased from 1994 to 1995 due to higher rental rates with occupancy slightly declining. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,761, or 4.8%. Ad valorem real estate taxes increased from $9,376 in 1994 to $10,340 in 1995, an increase of 10.3%. This increase alone accounted for 55% of the overall operating expense increase. The remaining increase was primarily due to modest increases in utilities, advertising and promotion and building repairs and maintenance offset by a modest decrease in landscaping and grounds and maintenance expense.

Rental and other revenue increased from 1993 to 1994 as a result of increased rental rates and occupancy. The modest increase in property and maintenance expense from 1993 to 1994 was primarily due to increases in real estate taxes, insurance and personnel costs which were partially offset by reductions in advertising and promotion expense due to lower vacancies. In addition, utilities expense remained relatively flat despite rising rates due to the effect of installation of cost saving devices and implemented cost controls. Building repairs and maintenance increased from 1993 to 1994 due to various cost reduction programs implemented at the communities and cost savings achieved as grounds matured during the period.

Lease-up Deficits

As noted in the overview of Community Operations, the Company has adopted an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest as well as other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until rental revenues exceed such expenses.

In this presentation, only those communities which were dilutive during each period are included in that period and, accordingly, different communities may be included in different periods.

For each quarter of the year ended December 31, 1995, the "lease-up deficit" charged to and included in results of operations are summarized as follows:

                                                                                                  YEAR ENDED
                                                                                               DECEMBER 31, 1995
                                                                                       --------------------------------
                                                                                       QTR 1    QTR 2    QTR 3    QTR 4
                                                                                       -----    -----   ------    -----
 Rental and other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 282    $ 591   $1,591    $ 863
 Property operating and maintenance expense (exclusive of
 depreciation and amortization)  . . . . . . . . . . . . . . . . . . . . . . . . . .     450      631      840      501
                                                                                       -----    -----   ------    -----
 Revenue in excess of specified expense  . . . . . . . . . . . . . . . . . . . . . .    (168)     (40)     751      362
 Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     175      347    1,002      548
                                                                                       -----    -----   ------    -----
 Lease-up deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(343)   $(387)  $ (251)   $(186)
                                                                                       =====    =====   ======    =====

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM and Post Asset Management.

The operating performance of RAM and Post Asset Management for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

RAM PARTNERS, INC.

                                                                          YEAR ENDED                  YEAR ENDED
                                                                         DECEMBER 31,                DECEMBER 31,
                                                                    ------------------------  --------------------------
                                                                                        %                           %
                                                                     1995     1994    CHANGE    1994     1993     CHANGE
                                                                    ------   ------   ------   ------   ------   -------
 Property management and other revenue . . . . . . . . . . . . .    $2,331   $2,184    6.7 %   $2,184   $2,318    (5.8)%
 Property management expense . . . . . . . . . . . . . . . . . .     1,213    1,278   (5.1)%    1,278    1,388    (7.9)%
 General and administrative expense  . . . . . . . . . . . . . .       467      433    7.9 %      433      492   (12.0)%
                                                                    ------   ------            ------   ------
 Revenue in excess of specified expense  . . . . . . . . . . . .    $  651   $  473   37.6 %   $  473   $  438     8.0 %
                                                                    ======   ======            ======   ======
 Average apartment units in service  . . . . . . . . . . . . . .     8,798    8,488    3.7 %    8,488    9,488   (10.5)%
                                                                    ======   ======            ======   ======


The change in property management revenues and expenses from 1994 to 1995 and 1993 to 1994 is primarily attributable to the change in the average number and the average gross revenues of units managed.

POST ASSET MANAGEMENT

                                                                       YEAR ENDED                   YEAR ENDED
                                                                      DECEMBER 31,                 DECEMBER 31,
                                                              --------------------------   ----------------------------
                                                                                    %                              %
                                                                1995    1994      CHANGE     1994      1993      CHANGE
                                                              ------   ------     ------    ------    ------     ------
 Property management and other revenue . . . . . . . . .      $  550   $  578      (4.8)%   $  578    $1,001     (42.3)%
 Property management expense . . . . . . . . . . . . . .         392      408      (3.9)%      408       431      (5.3)%
 General and administrative expense  . . . . . . . . . .          94      110     (14.5)%      110       142     (22.5)%
                                                              ------   ------               ------    ------
 Revenue in excess of specified expense  . . . . . . . .      $   64   $   60       6.7 %   $   60    $  428     (86.0)%
                                                              ======   ======               ======    ======
 Average apartment units in service  . . . . . . . . . .       1,061    1,498     (29.2)%    1,498     2,145     (30.2)%
                                                              ======   ======               ======    ======

The decreases in property management revenues and the related expenses for 1995 to 1994 were primarily due to the reduction in the average number of apartment units managed during the periods. These reductions were primarily due to cancellation of three management contracts during 1993 and one during 1994 for communities developed by the Company and sold to third-party owners prior to the Initial Offering. Two additional contracts were cancelled effective in January 1996. The Company expects income from Post Asset Management to continue to decline as contracts are cancelled and not replaced.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape.

The operating performance of Post Landscape for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:


                                                                              YEAR ENDED               YEAR ENDED
                                                                             DECEMBER 31,             DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                                          %                          %
                                                                       1995      1994    CHANGE   1994     1993    CHANGE
                                                                      ------    ------   ------  ------   ------   ------
 Landscape services revenue  . . . . . . . . . . . . . . . . . . . .  $4,647    $3,799    22.3%  $3,799   $3,829    (0.8)%
 Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      15         9    66.7%       9        0       -
 Landscape services expense  . . . . . . . . . . . . . . . . . . . .   3,255     2,685    21.2%   2,685    2,703    (0.7)%
 General and administrative expense  . . . . . . . . . . . . . . . .     695       413    68.3%     413      448    (7.8)%
                                                                      ------    ------           ------   ------
 Revenue in excess of specified expense  . . . . . . . . . . . . . .  $  712    $  710     0.3%  $  710   $  678     4.7 %
                                                                      ======    ======           ======   ======

The change in landscape services revenue, landscape services expense and general and administrative expense from 1994 to 1995 is primarily due to an increase in landscape contracts. Revenues and expenses for 1993 and 1994 remained consistent.

OTHER INCOME AND EXPENSES


Depreciation and amortization expense increased from 1993 to 1994 and from 1994 to 1995 primarily due to the completion of new communities.


Interest expense increased from 1994 to 1995 due to additional outstanding borrowings until the time of the Third Offering. The decrease from 1993 to 1994 is primarily due to the repayment or economic defeasance of debt with proceeds of the Initial Offering and Second Offering.


Amortization of deferred loan costs, interest rate protection agreement and swap gain increased from 1993 to 1994 due to lower amortization of swap gain from the extinguishment of debt with the proceeds of the Initial Offering and Second Offering.


General and administrative expense remained relatively consistent from 1994 to 1995. The increase from 1993 to 1994 is due to increased costs associated with operating a public company, write-off of costs ($282) relating to abandoned development projects and additional incentive based executive compensation.

REIT formation expense was incurred during the year ended December 31, 1993 relating to legal, accounting and other costs arising in connection with the business combination completed at the time of the Initial Offering.

Gain on sale of real estate assets during 1995 and 1994 resulted from the sale of three communities and a parcel of land, respectively.

The extraordinary item of $870, $3,293 and $7,855 for the years ended December 31, 1995, 1994 and 1993 net of minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES


Liquidity

The Company's net cash provided by operating activities increased from $2,412 in 1993 to $43,807 in 1994, principally due to decreased interest expense ($18,063) resulting from retirements of debt with contributions from the Company of proceeds from the Initial and Second Offerings, increased property revenue in excess of specified expenses ($8,931) and 1993 non-recurring payments for debt prepayment penalties ($13,803) and REIT formation expense ($2,783), and increased from $43,807 in 1994 to $57,362 in 1995, principally due to increased property operating income. Net cash used in investing activities increased from $51,152 in 1993 to $99,364 in 1994, principally due to the increase in spending on new community development, and increased from $99,364 in 1994 to $114,531 in 1995, principally due to a $27,740 increase in spending on new community development and acquisition activity offset by an increase in net proceeds of $15,152 from the sale of real estate assets. The Company's net cash provided by financing activities decreased from $49,647 in 1993 to $46,508 in 1994, principally due to the effects of contributions from the Company of proceeds from the Initial and Second Offering and the payment of dividends in 1994, and increased from $46,508 in 1994 to $60,885 in 1995, primarily due to the effects of the Third Offering, the Company's dividend reinvestment plan ("DRIP"), additional borrowings and dividend payments. During 1995, the Company received $16,171 through its DRIP.


The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. As a REIT, the Company generally will not be subject to Federal income tax on net income.

At December 31, 1995, the Company had total indebtedness of $349,719 and cash and cash equivalents of $9,008. The Company's indebtedness includes approximately $58,545 in conventional mortgages payable and $145,174 in tax-exempt bond indebtedness secured by communities, senior unsecured notes of $100,000, and borrowings under an unsecured line of credit totalling approximately $46,000.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings, possible sale of properties and the issuance of debt securities or additional equity securities of the Company, or, possibly in connection with acquisitions of land or improved properties, Units of the Operating Partnership. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.


Line of Credit
On February 1, 1995, the Company closed a 39-month unsecured revolving line of credit (the "Revolver") in the amount of $180,000 with a bank syndicate to provide funding for future construction, acquisitions and general business obligations. Borrowings under the Revolver initially bore interest at LIBOR plus 1.50% or prime minus .25%. On March 1, 1996 the Revolver was amended to reduce the interest rate to LIBOR plus 0.95% or prime minus .25% and to extend the maturity to May 1, 1999. The amendment also provides for the rate to be adjusted up or down based on changes in the Company's rating on senior unsecured debt. On June 4, 1996, the Company received an upgrade on its senior unsecured corporate credit rating, which furthur reduced the interest rate on the Revolver to LIBOR plus 0.80%. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy. At December 31, 1995 the Company had $134,000 available under the Revolver to fund future development and general corporate obligations.


In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

Northwestern Mutual Unsecured Loans


On June 7, 1995, the Company issued $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company (the "NML Notes"). The NML Notes were in two tranches: the first, aggregating $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2000; and the second, aggregating $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the issuance of the NML Notes were used to reduce secured indebtedness and to pay down the Revolver. The note agreements pursuant to which the NML Notes were purchased contain representations, covenants and events of default similar to those contained in the note agreement for the Revolver.



Wachovia Unsecured Loans
On September 29, 1995, the Company issued $50,000 of unsecured senior notes with Wachovia Bank of Georgia, N.A. (the "Wachovia Notes"). The Wachovia Notes were in two tranches: the first tranche, aggregating $25,000, will mature on September 29, 1999; the second tranche, aggregating $25,000, will mature on September 29, 2001. Both tranches bear interest at 7.15% per annum (1.10% over the corresponding treasury rate on the date such rate was set). Proceeds from the issuance of the Wachovia Notes were used to reduce indebtedness outstanding on the Revolver. The credit agreement for the notes contain representations, covenants and events of default similar to those contained in the note agreement for the Revolver.


Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for four bond issues, aggregating $39,795, which were concurrently reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $114,733 ($9,354 of which is currently defeased) with respect to eleven other bond issues which mature and may be refunded in 1996 through 1998. Under this agreement, on January 1, 1996, the Post Mill bonds were refunded in the amount of $12,880 ($3,864 of which had previously been defeased) with an issue enhanced by FNMA and maturing on June 1, 2025. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Offering
On October 20, 1995, the Company completed a public offering of 3,175,000 shares of its Common Stock and a concurrent offering of 220,000 shares of its Common Stock to certain executive officers. In connection with the public offering, the Company granted the underwriters an option to purchase additional shares to cover over-allotments. On November 8, 1995, the underwriters exercised their over-allotment option and the Company issued an additional 315,500 shares of its Common Stock, bringing the total shares issued in this offering to 3,710,500. The net proceeds from the Third Offering of $105,278 were used to repay certain secured indebtedness and to pay down the Revolver.


Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of PPI. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of PPI's Common Stock directly from PPI, for 95% of the market price on the date of purchase

Schedule of Indebtedness

The following table reflects the Company's indebtedness at December 31, 1995.

                                                                                                 Maturity       Principal
Community                                    Location               Interest Rate                 Date(1)        Balance
- ----------------------------------------   -----------         ----------------------           -----------      -------
TAX EXEMPT FIXED RATE (SECURED)
Post Mill)  . . . . . . . . . . . . . .    Atlanta, GA         8.25% + 1.075% (3)(4)            01/01/96(5)(2)  $  9,016
Post Canyon . . . . . . . . . . . . . .    Atlanta, GA         7.4% +  .575%  (3)(4)            07/01/96(5)       16,845
Post Corners  . . . . . . . . . . . . .    Atlanta, GA         7.4% +  .575%  (3)(4)            08/01/96(5)       14,760
Post Bridge . . . . . . . . . . . . . .    Atlanta, GA         7.5% +  .575%  (3)(4)            01/01/97(5)        9,960
Post Village (Atlanta) Gardens  . . . .    Atlanta, GA         7.5% +  .575%  (3)(4)            01/01/97(5)       14,500
Post Chase  . . . . . . . . . . . . . .    Atlanta, GA         7.5% +  .575%  (3)(4)            07/01/97(5)       12,000
Post Walk . . . . . . . . . . . . . . .    Atlanta, GA         7.5% +  .575%  (3)(4)            07/01/97(5)       15,000
Post Court  . . . . . . . . . . . . . .    Atlanta, GA         7.5% +  .575%  (3)(4)            06/01/98(5)       13,298
                                                                                                                --------
                                                                                                                 105,379
                                                                                                                --------
CONVENTIONAL FIXED RATE (SECURED)
Post Brookhaven:
  (Phase III) . . . . . . . . . . . . .    Atlanta, GA                 6.00%                    03/15/96(6)        8,050
  (Phase I & II)  . . . . . . . . . . .    Atlanta, GA                 8.80%                    03/15/96(6)       17,050
Post Village (Atlanta) Arbors . . . . .    Atlanta, GA                 8.16%                    02/10/97           7,728
Post Summit . . . . . . . . . . . . . .    Atlanta, GA                 7.72%                    02/01/98           5,376
Post River  . . . . . . . . . . . . . .    Atlanta, GA                 7.72%                    03/01/98           5,941
                                                                                                                --------
                                                                                                                  44,145
                                                                                                                --------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford Series 1995  . . . . . . .    Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)      06/01/2025           9,895
Post Valley Series 1995 . . . . . . . .    Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)      06/01/2025          18,600
Post Brook Series 1995  . . . . . . . .    Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)      06/01/2025           4,300
Post Village (Atlanta) Hills  . . . . .
  Series 1995 . . . . . . . . . . . . .    Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)      06/01/2025           7,000
                                                                                                                --------
                                                                                                                  39,795
                                                                                                                --------
CONVENTIONAL FLOATING RATE (SECURED)
Post Renaissance (Phase I and II) . . .    Atlanta, GA              LIBOR + .85%                07/01/98          14,400
                                                                                                                --------
                                                                                                                  14,400
                                                                                                                --------
SENIOR NOTES (UNSECURED)
Wachovia Bank of Georgia  . . . . . . .        N/A                     7.15%                    09/29/99          25,000
Northwestern Mutual Life  . . . . . . .        N/A                     8.21%                  06/07/2000          30,000
Wachovia Bank of Georgia  . . . . . . .        N/A                     7.15%                  09/29/2001          25,000
Northwestern Mutual Life  . . . . . . .        N/A                     8.37%                  06/07/2002          20,000
                                                                                                                --------
                                                                                                                 100,000
                                                                                                                --------
LINE OF CREDIT (UNSECURED)
Revolver  . . . . . . . . . . . . . . .        N/A       LIBOR + 1.50% or prime minus .25% (7)  05/01/98(7)       46,000
                                                                                                                --------
                                                                                                                  46,000
                                                                                                                --------
TOTAL . . . . . . . . . . . . . . . . .                                                                         $349,719
                                                                                                                ========

- ----------------

(1) All of the debt can be prepaid at any time, subject to certain prepayment penalties. All dates listed are final maturity dates assuming the exercise of any available extension option by the Company.
(2) On January 1, 1996, this bond was refunded with an issue having a maturity date of June 1, 2025 and an interest rate of SunTrust Bank, Atlanta Non-AMT "AAA" tax free rate plus a credit enhancement fee of .575%.
(3)  Bond Financed (interest rate on bonds + credit enhancement fees).
(4) These bonds are cross collateralized and are also secured by Post Fountains at Lee Vista, Post Lake (Orlando) and the Fountains and Meadows of Post Village for which the Company has economically defeased their respective bond indebtedness.
(5) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(6) On March 15, 1996, this mortgage was repaid with proceeds drawn on the Revolver.


(7) On March 1, 1996, the Line of Credit was amended to reduce the interest rate to LIBOR plus 0.95% or prime minus 0.25% and extend the maturity to May 1, 1999. On June 4, 1996, the Company received an upgrade on its senior unsecured corporate credit rating, which further reduced the interest rate on the Line of Credit to LIBOR plus 0.80%.


Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totalling $235,880, of which $90,706 has been economically defeased at December 31, 1995, leaving $145,174 of principal amount of tax-exempt bonds outstanding at December 31, 1995. As of December 31, 1995, $39,795 of the bonds outstanding have been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1996 through 1998. On January 1, 1996, the Post Mill bonds were refunded in the amount of $12,880 ($3,864 of which had previously been defeased) with an issue enhanced by FNMA and maturing on June 1, 2025. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at December 31, 1995, which the Company may reissue during the years 1996 through 2025:


                                                        DEFEASED     OUTSTANDING  TOTAL REISSUE
                                                         PORTION       PORTION      CAPACITY
                                                        --------     -----------  -------------
                            1996(1)                      $ 3,864      $ 40,621      $ 44,485
                            1997                           5,490        51,460        56,950

                            1998                          81,352        13,298        94,650
                            Thereafter                         -        39,795        39,795
                                                         -------      --------      --------
                                                         $90,706      $145,174      $235,880
                                                         =======      ========      ========


(1) 1996 amounts include Post Mill bonds which matured on January 1, 1996.

Current Development Activity
The Company's communities under development or in initial lease-up are summarized in the following table:

                                                                                         ACTUAL OR     ACTUAL OR       UNITS
                                       ESTIMATED        CONSTRUCTION                     ESTIMATED     ESTIMATED      LEASED
                                      CONSTRUCTION          COST          QUARTER OF      QUARTER       QUARTER        AS OF
                             # OF         COST        EXPENDED TO DATE   CONSTRUCTION   FIRST UNITS  OF STABILIZED    MARCH 1,
METROPOLITAN AREA           UNITS    (MILLIONS)(1)     (MILLIONS)(2)     COMMENCEMENT    AVAILABLE     OCCUPANCY        1996
- -----------------           -----    -------------    ----------------   ------------   -----------  -------------    --------
Atlanta, GA
Post Dunwoody - phase II     328        $   23            $  17             4Q'94         3Q'95          3Q'96         236
Post Terrace                 296            25               11             2Q'95         1Q'96          4Q'96          86
Post Crest                   410            31               15             1Q'95         1Q'96          1Q'97         177
Post Collier Hills (3)       392            31                8             4Q'95         3Q'96          4Q'97         N/A
                           -----        ------            -----                                                      -----
                           1,426           110               51                                                        499
                           -----        ------            -----                                                      -----
Tampa, FL
Post Rocky Point             452            29               28             1Q'94         1Q'95          1Q'96         416
Post Hyde Park I & II        270            21               18             3Q'94         2Q'95          2Q'96         248
                           -----        ------            -----                                                      -----
                             722            50               46                                                        664
Fairfax, VA
Post Corners at Trinity
  Centre                     336            28               27             2Q'94         1Q'95         1Q'96          302
                           -----        ------            -----                                                      -----
Nashville, TN
Post Green Hills             166            16               14             4Q'94         3Q'95         1Q'96          164
                           -----        ------            -----                                                      -----
Charlotte, NC
Post South Park              402            31                5             4Q'95         3Q'96         3Q'97          N/A
                           -----        ------            -----                                                      -----
                           3,052        $  235            $ 143                                                      1,629
                           =====        ======            =====                                                      =====

(1) Represents estimated total development costs, including capitalized construction costs, lease-up deficits, and all construction period interest (whether expensed or capitalized for financial reporting purposes.)
(2) Construction cost expended to date includes all costs associated with the development and lease-up of the community, as of December 31, 1995, including interest and other start-up costs which are expensed in the Company's consolidated financial statements. The costs which were expensed amounted to approximately $2,451 at December 31, 1995.
(3) Community classified as land held for future development on the December 31, 1995 consolidated balance sheet.

Land
The Company has acquired three parcels of land on which it plans to build new communities. One of the parcels contained existing apartment buildings which were demolished after year-end. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

Other Activities
As of September 1, 1995, the Company acquired the 49.99% interest in Post Woods that was held by a third party. The third party exercised its right to require the Company to purchase its interest, and the Company purchased the interest for $10,149 in cash and the assumption of the third party's share of partnership liabilities.

On September 13, 1995, the Company sold three communities located in Florida for an aggregate purchase price of approximately $22,645. The sale of these communities in Daytona, Boynton Beach and Merritt Island, Florida, is consistent with the Company's strategy of selling communities that no longer meet the Company's existing ownership criteria. The communities will not be managed by the Company and hence, will no longer be operated under the Post(R) name.

Capitalization of Fixed Assets and Community Improvements
The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. During the first five years of a community (which corresponds to the estimated depreciable life), carpet replacements are expensed as incurred. Thereafter, carpet replacements are capitalized.

Acquisition of assets and community improvement expenditures for the year ended December 31, 1995 and 1994 are summarized as follows:

                                                            YEAR ENDED                  YEAR ENDED
                                                             12/31/95                    12/31/94
                                                          -------------                ------------
New community development and acquisition activity        $     132,922                $    102,956
Nonrecurring capital expenditures
      Vehicle access control gates                                  428                       1,302
      Resident garages                                              859                           -
Recurring capital expenditures
      Carpet replacements                                           897                         729
      Other community additions and improvements                    803                       1,087
      Corporate additions and improvements                        1,267                         783
                                                          -------------                ------------
                                                          $     137,176                $    106,857
                                                          =============                ============

INFLATION

Substantially all of the leases at the Communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company's lease agreements provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination; in addition, the Company's policy permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of one month's additional rent as compensation for early termination. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements.


FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. For periods ended prior to January 1, 1996, funds from operations was defined to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. Funds from operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, funds from operations and cash available for distribution should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

Funds from operations and cash available for distribution for the year ended December 31, 1995 and 1994 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                                                     Year ended
                                                                                                     December 31,
                                                                                             --------------------------
                                                                                                 1995           1994
                                                                                             -----------     ----------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    29,118     $   18,899
     Extraordinary item, net of minority interest  . . . . . . . . . . . . . . . . . . .             870          3,293
     Gain on sale of real estate assets  . . . . . . . . . . . . . . . . . . . . . . . .          (1,746)        (2,832)
     Income tax related to gain on sale of real estate assets  . . . . . . . . . . . . .               -          1,338
     Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,429          6,951
                                                                                             -----------     ----------
        Adjusted net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          36,671         27,649
        Depreciation of real estate assets . . . . . . . . . . . . . . . . . . . . . . .          20,127         19,967
        Depreciation of non-real estate assets . . . . . . . . . . . . . . . . . . . . .             692            241
        Amortization of deferred loan costs  . . . . . . . . . . . . . . . . . . . . . .           1,363          1,356

        Amortization of interest rate protection agreement and
        swap gain, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             604            643
                                                                                             -----------     ----------
 Funds from Operations (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59,457         49,856
     Recurring capital expenditures (2)  . . . . . . . . . . . . . . . . . . . . . . . .          (2,967)        (2,599)
     Non-recurring capital expenditures (3)  . . . . . . . . . . . . . . . . . . . . . .          (1,287)        (1,302)
     Loan amortization payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (199)          (184)
                                                                                             -----------     ----------
 Cash Available for Distribution . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    55,004     $   45,771
                                                                                             ===========     ==========
 Cash Flow Provided From (Used In):
     Operating activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    57,362     $   43,807
     Investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (114,531)       (99,364)

     Financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          60,885         46,508

 Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .      18,382,299     16,847,999
                                                                                             ===========     ==========
 Weighted average shares and units outstanding . . . . . . . . . . . . . . . . . . . . .      23,541,639     22,125,890
                                                                                             ===========     ==========

(1) In March 1995, NAREIT modified the definition of FFO, among other things, to eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The modified definition of FFO became effective for periods ended after December 31, 1995. Under the modified definition, FFO for the year ended December 31, 1995 and 1994 would have been $56,798 and $47,616, respectively. Since all companies do not calculate FFO in accordance with NAREIT's modified definition, the Company's FFO is only comparable to those companies using NAREIT's modified definition.


(2) Recurring capital expenditures consisted primarily of $897 and $729 of carpet replacement, $803 and $1,087 of other additions and improvements to existing communities, $1,267 and $783 of capitalized expenditures at the corporate level for the year ended December 31, 1995 and 1994, respectively.

(3) Non-recurring capital expenditures consisted of the additions of vehicle access control gates to communities of $428 and $1,302 and the additions of resident garages to certain communities of $859 and $0, for the years ended December 31, 1995 and 1994, respectively.

Disclosure Regarding Forward-Looking Statements
The Company considers this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of The Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

The financial statements are listed under Item 14(a) and are filed as part of this report on the pages indicated. The supplementary data are included in
Note 13 of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the heading "Election of Directors" entitled "Nominees for Election -- Term Expiring 1996," "Incumbent Directors -- Term Expiring 1997," and "Incumbent Directors -- Term Expiring 1998" of the Proxy Statement for Annual Meeting of Shareholders to be held May 16, 1996 (the Proxy Statement") are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading titled "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.



SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid to the Company's Named Executive Officers whose salary and bonus compensation for the year ended December 31, 1995 exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                            ANNUAL COMPENSATION                 COMPENSATION
                                                                                                   AWARDS
                                                                                OTHER            SECURITIES
     NAME AND                                                                   ANNUAL           UNDERLYING
 PRINCIPAL POSITION                         YEAR     SALARY($)    BONUS($)   COMPENSATION(1)     OPTIONS(#)
 ------------------                         ----     ---------    --------   ---------------     -----------
John A. Williams. . . . . . . . . . . .    1995      225,000      143,640        74,606            36,791
   Chairman of the Board. . . . . . . .    1994      225,000      157,500         -----            28,640
   of Directors and Chief . . . . . . .    1993      171,923        -----         -----            40,000
   Executive Officer

John T. Glover. . . . . . . . . . . . .    1995      225,000      143,640        39,470            36,791
   President, Chief . . . . . . . . . .    1994      225,000      157,500         -----            28,640
   Operating Officer. . . . . . . . . .    1993      171,923        -----         -----            40,000
   and Treasurer

W. Daniel Faulk, Jr.  . . . . . . . . .    1995      160,000       87,144         -----            22,322
  President--Post   . . . . . . . . . .    1994      140,000       98,000         -----            17,820
  Apartment Development . . . . . . . .    1993      117,887       30,000         -----            25,000


Jeffrey A. Harris . . . . . . . . . . .    1995      130,000       66,394         -----            17,005
  President--Post . . . . . . . . . . .    1994      104,800       84,000         -----            15,280
  Management Services . . . . . . . . .    1993       92,056       40,000         -----            15,000

Richard A. Denny III  . . . . . . . . .    1995      115,000       45,885         -----            11,753
  Executive Vice President. . . . . . .    1994       94,849       75,000         -----            13,640
  Post Apartment Development. . . . . .    1993       78,688        4,000         -----            15,000

R. Field Hooks(2) . . . . . . . . . . .    1995      160,000       66,608         -----             -----
  President--Post . . . . . . . . . . .    1994      140,000       98,000         -----            17,820
  Management Services . . . . . . . . .    1993      117,887       45,000         -----            25,000

- ------------------
(1) Amounts shown for Messr. Williams and Glover for 1995 include (i) the cost of tax and financial planning advice by third parties in the amounts of $49,000 and $29,600, respectively and (ii) personal use of the corporate aircraft in the amounts of $25,606 and $9,870, respectively.
(2) Mr. Hooks resigned from the Company on October 4, 1995.



FISCAL YEAR-END OPTION VALUE TABLE

        The following table sets forth certain information with respect to the value of unexercised in-the-money options held by the Named Executive Officers of the Company at December 31, 1995. No options were exercised by the Named Executive Officers of the Company during 1995.

                         FISCAL YEAR-END OPTION VALUES

                                                        Securities Underlying                 Value of
                                                             Number of                      Unexercised
                                                           Unexercised                     In-The-Money
                                                             Options                          Options
                                                            at FY-End(#)                     at FY-End($)
                                                           Exercisable/                     Exercisable/
Name                                                      Unexercisable                   Unexercisable(1)
- -----                                                     -------------                   ----------------
John A. Williams .................................        26,666/29,974                     $13,167/$67,527
John T. Glover....................................        26,666/29,974                     $13,167/$67,527
W. Daniel Faulk, Jr. .............................        16,666/26,154                      $8,333/$42,034
Jeffrey A. Harris.................................        10,000/20,280                      $5,000/$34,970
Richard A. Denny III .............................        10,000/18,640                      $5,000/$31,485
R. Fred Hooks(2)..................................        16,666/26,154                      $8,333/$42,034

- -------------------

(1) Based on closing price of $31.875 per share of Common Stock on December 31, 1995.
(2) Mr. Hooks resigned from the Company on October 4, 1995.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section under the heading "Common Stock Ownership by Management and Principal Shareholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section under the heading "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. and 2. FINANCIAL STATEMENT AND SCHEDULES

         The financial statement and schedules listed below are filed as part of this annual report on the pages indicated.




                         INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
 POST PROPERTIES, INC.
 Consolidated Financial Statements:
   Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37
   Consolidated Balance Sheets as of December 31, 1995 and 1994  . . . . . . . . . . . . . . . .        38
   Consolidated Statements of Operations for the Years Ended December 31, 1995,
      1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39
   Consolidated Statements of Shareholders' Equity and Accumulated Deficit for the
      Years Ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .        40
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
      1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41
   Notes to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .        42
 Schedule III:
   Consolidated Real Estate and Accumulated Depreciation . . . . . . . . . . . . . . . . . . . .        55

         All other schedules are omitted because they are not applicable or not required.

 POST PROPERTIES, INC. - 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
 The following Financial Statements were included in the Company's Annual Report on Form 10-K and are deemed to be included herein:

   Report of Independent Accountants

   Statement of Net Assets Available for Plan Benefits as of December 31, 1995

   Statement of Changes in Net Assets Available for Plan Benefits for the year ended December 31, 1995

   Notes to Financial Statements



3. EXHIBITS

Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrant and are herein incorporated by reference thereto.

The Registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.


 EXHIBIT
   NO.                                                  DESCRIPTION
 -------       ---------------------------------------------------------------------------------------------
  3.1*    --   Articles of Incorporation of the Company
  3.2*    --   Bylaws of the Company
 10.1**   --   Agreement of Limited Partnership of the Operating Partnership
 10.2**   --   Registration Rights and Lock-Up Agreement among the Company and the persons named therein
 10.3**   --   Employee Stock Plan
 10.4**   --   Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
 10.5**   --   Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
 10.6**   --   Employment Agreement between the Company and John A. Williams
 10.7**   --   Employment Agreement between the Company and John T. Glover
 10.8**   --   Employment Agreement between the Operating Partnership and John A. Williams
 10.9**   --   Employment Agreement between the Operating Partnership and John T. Glover
 10.10**  --   Employment Agreement between Post Services, Inc. and John A. Williams
 10.11**  --   Employment Agreement between Post Services, Inc. and John T. Glover
 10.12**  --   Option and Transfer Agreement among the Operating Partnership, Post Services, John A. Williams
               and John T. Glover
 10.13**  --   Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
 10.14*   --   Form of officers and directors Indemnification Agreement
 10.15*   --   Form of Option Agreement to be entered into between the Operating Partnership and the owners of four parcels of undeveloped land
 10.16*   --   Profit Sharing Plan of the Company
 10.17**  --   Form of General Partner 1% Exchange Agreement
 10.18+   --   Employee Stock Purchase Plan
 10.19++  --   Dividend Reinvestment and Stock Purchase Plan
 10.20-   --   Credit Agreement dated as of February 1, 1995 among Post Apartment Homes, L.P., Wachovia
               Bank of Georgia, N.A., as administrative agent, First Union National Bank of Georgia, as
               Co-Agent, and the banks listed on the signature pages thereto (the "Credit Agreement")


 EXHIBIT
   NO.                                                DESCRIPTION
- --------       --------------------------------------------------------------------------------------------
 10.21+++ --   First Amendment to Credit Agreement and Release of Subsidiary Guarantors dated July 26, 1995
 10.22+++ --   Second Amendment to Credit Agreement dated October 27, 1995
 10.23+++ --   Third Amendment to Credit Agreement dated February 29, 1996
 21.1 +++ --   List of Subsidiaries
 23.1     --   Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-85712)
 23.2     --   Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-86674)
 23.3     --   Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-81772)
 23.4     --   Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-85714)

- ------------

 * Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Registrant.

** Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Registrant.

+ Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Registrant.

++ Filed as part of the Registration Statement on Form S-3 (SEC File No. 33-81772) of the Registrant.


+++ Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995.


         The registrant's proxy statement was filed with the Commission on or about March 31, 1996.


- -        Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994.

         (b) REPORTS ON FORM 8-K

         There have been no reports filed on Form 8-K by the registrant during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POST PROPERTIES, INC.
                                         (Registrant)


    June 17, 1996                              John T. Glover


                                         ---------------------------------------
                                                John T. Glover, President,
                                           Chief Operating Officer, Treasurer
                                                      and a Director
                                              (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


               SIGNATURE                         TITLE                                   DATE

             John A. Williams         Chairman of the Board,                        June 17, 1996
      --------------------------      Chief Executive Officer and
           John A. Williams           Director

              John T. Glover          President, Chief Operating                    June 17, 1996
      --------------------------      Officer, Treasurer, Principal
            John T. Glover            Financial Officer, and Director

              R. Gregory Fox          Senior Vice President,                        June 17, 1996
      --------------------------      Chief Accounting Officer
            R. Gregory Fox

             Arthur M. Blank          Director                                      June 17, 1996
      --------------------------
           Arthur M. Blank

            Herschel M. Bloom         Director                                      June 17, 1996
      --------------------------
          Herschel M. Bloom

           Virginia C. Crawford       Director                                      June 17, 1996
      --------------------------
         Virginia C. Crawford

            Russell R. French         Director                                      June 17, 1996
      --------------------------
          Russell R. French

                                      Director                                      June 17, 1996
      --------------------------
        William A. Parker, Jr.

                                      Director                                      June 17, 1996
      --------------------------
              J.C. Shaw

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Post Properties, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 33 present fairly, in all material respects, the financial position of Post Properties, Inc. at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Post Properties, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Atlanta, Georgia
March 8, 1996

                             POST PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                       DECEMBER 31,
                                                                                                   --------------------
                                                                                                      1995       1994
                                                                                                   ---------   --------
 ASSETS
    Real estate assets
       Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 118,988  $ 114,971
       Building and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   589,869    561,264
       Furniture, fixtures and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    67,354     66,257
       Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   149,514     68,972
       Land held for future development  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,199     17,121
                                                                                                   ---------  ---------
                                                                                                     937,924    828,585
       Less: accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (156,824)  (142,576)
                                                                                                   ---------  ---------
          Operating real estate assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   781,100    686,009

    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,008      5,292
    Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,146      8,357
    Deferred charges, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,241      5,812
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,489      5,503
                                                                                                   ---------  ---------
           Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 812,984  $ 710,973
                                                                                                   =========  =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
       Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 349,719  $ 362,045
       Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,965      5,136
       Dividend payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,573      7,737

       Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,023     15,602
       Deferred swap income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       331        576
       Security deposits and prepaid rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,366      4,153
                                                                                                   ---------  ---------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   384,977    395,249
                                                                                                   ---------  ---------
    Minority interest of unitholders in Operating Partnership  . . . . . . . . . . . . . . . . . .    84,383     75,528
                                                                                                   ---------  ---------
    Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
       Preferred stock, $.01 par value, 20,000,000
       authorized, 0 shares issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . .         -          -
       Common stock, $.01 par value, 100,000,000
       authorized, 21,577,636 and 17,193,556 shares
       issued and outstanding at December 31, 1995
       and December 31, 1994, respectively   . . . . . . . . . . . . . . . . . . . . . . . . . . .       216        172

       Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   343,408    256,377
       Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -    (16,353)
                                                                                                   ---------  ---------
           Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   343,624    240,196
                                                                                                   ---------  ---------
           Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . $ 812,984  $ 710,973
                                                                                                   =========  =========



 The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                  1995           1994           1993
                                                                              -----------    -----------     ----------
 REVENUES
  Rental   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   133,817    $   115,309     $  104,482
  Property management  . . . . . . . . . . . . . . . . . . . . . . . . . .          2,764          2,508          3,057
  Landscape services   . . . . . . . . . . . . . . . . . . . . . . . . . .          4,647          3,799          3,829
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            593            442            469
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,884          2,681          2,410
                                                                              -----------    -----------     ----------
      Total revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . .        144,705        124,739        114,247
                                                                              -----------    -----------     ----------
 EXPENSES
  Property operating and maintenance (exclusive of items
  shown separately below)  . . . . . . . . . . . . . . . . . . . . . . . .         49,912         43,376         41,209
  Depreciation (real estate assets). . . . . . . . . . . . . . . . . . . .         20,090         19,931         19,427
  Depreciation (non-real estate assets). . . . . . . . . . . . . . . . . .            729            277            303
  Property management  . . . . . . . . . . . . . . . . . . . . . . . . . .          2,166          2,229          2,453
  Landscape services   . . . . . . . . . . . . . . . . . . . . . . . . . .          3,950          3,098          3,151
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,698         19,231         34,309
  Amortization of deferred loan costs, interest rate protection agreement
      and swap gain, net  . . . . . . . . . . . . . . . . . . .  . . . . .          1,967          1,999            969
  General and administrative   . . . . . . . . . . . . . . . . . . . . . .          6,071          6,269          4,384
   REIT formation expense  . . . . . . . . . . . . . . . . . . . . . . . .              -              -          2,783
   Minority interest in consolidated property partnership  . . . . . . . .            451            680            692
                                                                              -----------    -----------     ----------
      Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        108,034         97,090        109,680
                                                                              -----------    -----------     ----------
  Income before gain on sale of real estate assets and related income tax, minority interest of unitholders in Operating Partnership
      and extraordinary item . . . . . . . . . . . . . . . . . . . . . . .         36,671         27,649          4,567
  Gain on sale of real estate assets   . . . . . . . . . . . . . . . . . .          1,746          2,832              -
  Income tax related to gain on sale of real estate assets   . . . . . . .              -         (1,338)             -
  Minority interest of unitholders in Operating   Partnership  . . . . . .
                                                                                   (8,429)        (6,951)        (1,935)
                                                                              -----------    -----------     ----------
  Income before extraordinary item   . . . . . . . . . . . . . . . . . . .         29,988         22,192          2,632
  Extraordinary item, net of minority interest of unitholders
     in Operating Partnership  . . . . . . . . . . . . . . . . . . . . . .           (870)        (3,293)        (7,855)
                                                                              -----------    -----------     ----------
  Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    29,118    $    18,899     $   (5,223)
                                                                              ===========    ===========     ==========
 PER SHARE DATA:
  Weighted average common shares outstanding   . . . . . . . . . . . . . .     18,382,299     16,847,999      7,824,311
                                                                              ===========    ===========     ==========
  Income before extraordinary item   . . . . . . . . . . . . . . . . . . .    $      1.63    $      1.32     $     0.34
                                                                              ===========    ===========     ==========
  Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      1.58    $      1.12     $    (0.67)
                                                                              ===========    ===========     ==========
  Dividends declared   . . . . . . . . . . . . . . . . . . . . . . . . . .    $      1.96    $      1.80     $     0.77
                                                                              ===========    ===========     ==========


 The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                             ACCUMULATED (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)


                                                                   COMMON        PAID-IN     ACCUMULATED
                                                                   SHARES        CAPITAL      (DEFICIT)         TOTAL
                                                                   -------      ---------    -----------      ---------
 PARTNERS' AND OWNERS' DEFICIT,
  DECEMBER 31, 1992  . . . . . . . . . . . . . . . . . . . .       $     -      $       -    $   (25,812)     $ (25,812)
      Capital contributions  . . . . . . . . . . . . . . . .             -              -          3,043          3,043
      Capital distributions  . . . . . . . . . . . . . . . .             -              -        (10,640)       (10,640)
      Shareholder and partner notes exchanged for  . . . . .
        shares or units  . . . . . . . . . . . . . . . . . .             -              -          3,426          3,426
      Shares issued in exchange for interest in
        entities included in PPG at date of Initial
        Offering . . . . . . . . . . . . . . . . . . . . . .            29              -            (29)             -
      Proceeds of Initial Offering, net of underwriting
        discount and offering costs of $23,205 . . . . . . .           106        246,479              -        246,585
      Acquisition of non-controlled interests in
        entities included in PPG where cash
        consideration was involved . . . . . . . . . . . . .             -         53,773              -         53,773
      Adjustment for minority interest of unitholders
        in Operating Partnership at date of Initial
        Offering and at subsequent conversions of units
        to shares  . . . . . . . . . . . . . . . . . . . . .             5        (76,476)           (15)       (76,486)
      Net loss . . . . . . . . . . . . . . . . . . . . . . .             -              -         (5,223)        (5,223)
      Dividends paid . . . . . . . . . . . . . . . . . . . .             -         (4,489)             -         (4,489)
      Dividends declared . . . . . . . . . . . . . . . . . .             -         (6,313)             -         (6,313)
                                                                   -------      ---------    -----------      ---------
 SHAREHOLDERS' EQUITY AND ACCUMULATED
  (DEFICIT), DECEMBER 31, 1993 . . . . . . . . . . . . . . .           140        212,974        (35,250)       177,864
      Proceeds of Second Offering, net of underwriting
        discount and offering costs of $5,550, and
        costs of Shelf Registration of $269  . . . . . . . .            30         82,651              -         82,681
      Adjustment for minority interest of unitholders
        in Operating Partnership at date of Second Offering              -         (8,345)             -         (8,345)
      Conversions of units to shares . . . . . . . . . . . .             2              -             (2)             -
      Net income . . . . . . . . . . . . . . . . . . . . . .             -              -         18,899         18,899
      Dividends paid . . . . . . . . . . . . . . . . . . . .             -        (23,166)             -        (23,166)
      Dividends declared . . . . . . . . . . . . . . . . . .             -         (7,737)             -         (7,737)
                                                                   -------      ---------    -----------      ---------
 SHAREHOLDERS' EQUITY AND ACCUMULATED
  (DEFICIT), DECEMBER 31, 1994 . . . . . . . . . . . . . . .           172        256,377        (16,353)       240,196
      Proceeds of Third Offering, net of underwriting
         discount and offering costs of $6,501 . . . . . . .            37        105,241              -        105,278
      Adjustment for minority interest of unitholders in
         Operating Partnership at date of Third Offering . .             -        (10,598)             -        (10,598)
      Proceeds from Dividend
       Reinvestment Plan . . . . . . . . . . . . . . . . . .             6         16,165              -         16,171
      Conversion of units to shares  . . . . . . . . . . . .             1              -             (1)             -
      Net income . . . . . . . . . . . . . . . . . . . . . .             -              -         29,118         29,118
      Dividends paid . . . . . . . . . . . . . . . . . . . .             -        (22,071)        (3,897)       (25,968)
      Dividends declared . . . . . . . . . . . . . . . . . .             -         (1,706)        (8,867)       (10,573)
                                                                   -------      ---------    -----------      ---------
 SHAREHOLDERS' EQUITY AND ACCUMULATED
  (DEFICIT), DECEMBER 31, 1995 . . . . . . . . . . . . . . .       $   216      $ 343,408    $         -      $ 343,624
                                                                   =======      =========    ===========      =========


 The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                          -----------------------------
                                                                                            1995      1994       1993
                                                                                          --------  --------   --------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 29,118  $ 18,899   $ (5,223)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Minority interest of unitholders in Operating Partnership  . . . . . . . . . . . .     8,175     5,819     (3,838)
      Gain on sale of real estate assets, net of related income tax  . . . . . . . . . .    (1,746)   (1,488)         -
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,819    20,208     19,730
      Write-off of deferred swap income  . . . . . . . . . . . . . . . . . . . . . . . .         -    (1,485)    (2,503)
      Write-off of deferred financing costs  . . . . . . . . . . . . . . . . . . . . . .     1,120     1,139      1,865
      Amortization of deferred loan costs, interest rate protection agreement and swap gain  1,967     1,999       (969)
   Changes in assets, (increase) decrease in:
      Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,211    (7,211)      (301)
      Organization costs and other deferred charges  . . . . . . . . . . . . . . . . . .       (90)      134          -
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,122)   (1,655)    (3,379)
   Changes in liabilities, increase (decrease) in:
      Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,171)    3,058     (6,801)
      Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . .       868     4,143      1,265
      Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . . . . .       213       247        628
                                                                                          --------  --------   --------
   Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . .    57,362    43,807      2,412
                                                                                          --------  --------   --------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Construction of real estate assets, and land acquisitions,
      net of payables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (117,120)  (99,529)   (25,733)
   Proceeds from sale of real estate assets  . . . . . . . . . . . . . . . . . . . . . .    22,645     7,493          -
   Capitalized interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,653)   (3,427)      (666)
   Recurring capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,967)   (2,599)    (2,047)
   Non-recurring capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .    (1,287)   (1,302)      (706)
   Purchase of minority interests in property partnerships . . . . . . . . . . . . . . .   (10,149)        -    (22,000)
                                                                                          --------  --------   --------
   Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . . . . .  (114,531)  (99,364)   (51,152)
                                                                                          --------  --------   --------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of financing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,614)   (1,385)      (193)
   Purchase of interest rate protection agreement  . . . . . . . . . . . . . . . . . . .         -         -     (3,265)
   Debt proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   362,196   140,122     44,692
   Debt payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (374,522) (135,886)  (221,319)
   Due to (from) shareholders and partners, net  . . . . . . . . . . . . . . . . . . . .         -         -     (3,038)
   Offering proceeds, net of underwriters discount and offering costs  . . . . . . . . .   105,278    82,681    246,585
   Proceeds from Dividend Reinvestment Plan  . . . . . . . . . . . . . . . . . . . . . .    16,171         -          -
   Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         -      3,043
   Capital distributions to unitholders or partners  . . . . . . . . . . . . . . . . . .    (9,919)   (9,545)   (12,369)
   Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (33,705)  (29,479)    (4,489)
                                                                                          --------  --------   --------
   Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . .    60,885    46,508     49,647
                                                                                          --------  --------   --------
   Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . .     3,716    (9,049)       907
   Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . .     5,292    14,341     13,434
                                                                                          --------  --------   --------
   Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . .  $  9,008  $  5,292   $ 14,341
                                                                                          ========  ========   ========





 The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND FORMATION OF THE COMPANY

ORGANIZATION AND FORMATION OF THE COMPANY

Post Properties, Inc. (the "Company") which was incorporated on January 25, 1984 is the successor by merger to the original Post Properties, Inc., a Georgia Corporation which was formed in 1971. The Company was formed to develop, lease and manage upscale multi-family apartment communities. On July 22, 1993, the Company completed the Initial Offering and a business combination involving entities under varying common ownership ("Formation Transactions"). The entities included in the business combination are collectively referred to as Post Properties Group ("PPG"). Proceeds from the Initial Offering were used to acquire a controlling interest in the Post Apartment Homes, L.P. (the "Operating Partnership") which was formed to succeed to substantially all of the ownership interest in the Initial Communities and to the development, leasing, landscaping and management business of the Company and certain other affiliates.

On February 7, 1994, the Company completed the Second Offering. The net proceeds from the Second Offering were used to repay or economically defease certain mortgage and construction indebtedness on the Communities.

On October 20, 1995, the Company completed the Third Offering. The net proceeds from the Third Offering were used to repay certain mortgage indebtedness and to repay borrowings under a line of credit.

The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A corporate REIT is a legal entity which holds real estate interest and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

The Company currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Tampa, Northern Virginia, Nashville and Charlotte metropolitan areas. Approximately 75.0% and 10.3% (on a unit basis) of the Company's properties are located in the Atlanta and Tampa metropolitan areas, respectively.

BASIS OF PRESENTATION


For the periods after the Initial Offering, the accompanying consolidated financial statements include the consolidated accounts of the Company and the Operating Partnership. For the periods prior to the Initial Offering, the accompanying consolidated financial statements reflect the combined accounts of PPG. For 1993, the year of the business combination, predecessor and successor operations are combined since there was a high degree of common ownership before and after the transaction.

The business combination was structured to allow the partners and owners of the entities in PPG the option of retaining their existing ownership interest, receiving shares of the common stock of the Company, or receiving limited partnership interests ("Units") in the Operating Partnership. The entities in PPG were either limited partnerships or S corporations with a high degree of common ownership. (Units can be exchanged, with certain restrictions, for cash or for shares of the Company on a one-for-one basis at the Company's option). Purchase accounting was applied to the acquisition of all non-controlled interests in which cash consideration was paid. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting.


All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of Post Properties, Inc. have been adjusted for the effect of a minority interest in one property partnership. The consolidated financial statements of the Company for the periods ending after the Initial Offering have been adjusted for the minority interest of unitholders in the Operating Partnership. Since units can be redeemed for shares of the Company on a one-for-one basis at the Company's option, minority interest of unitholders in the Operating Partnership is calculated based on the weighted average of shares and units outstanding during the period. For purposes of this calculation, shares of

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------

common stock issued at the date of the Initial Offering in exchange for interests in entities included in PPG are treated as if such shares of common stock were outstanding at the beginning of the period. Shares of common stock issued to the public in the Initial Offering, Second Offering and Third Offering and upon subsequent conversions of units for shares are assumed outstanding from the date of issuance.

Certain items in the Consolidated Financial Statements were reclassified for comparative purposes.

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1996, the Company intends to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identified intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement requires the use of undiscounted estimated gross cash flows expected from the asset's operations and eventual disposition. If the sum of the expected future cash flows are less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset, less cost to sell. The current estimated undiscounted future operating cash flows and eventual proceeds from disposition of each of the Company's real estate assets are greater than the carrying value of each of these assets. As a result, management anticipates there should be no effect on the Company's consolidated statement of operations or shareholder's equity upon adoption.

During 1996, the Company will adopt SFAS 123, "Accounting for Stock-Based Compensation". This statement provides entities a choice between fair value based or intrinsic value based, the Company's existing method, accounting for stock based compensation such as stock options and employee stock purchase plans. Entities electing to remain with the existing method of accounting must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Company intends to choose the existing method of accounting for its stock-based compensation plans. As a result, this statement will not have a material effect on the Company's consolidated statements of operations or shareholders' equity upon adoption.

REAL ESTATE ASSETS AND DEPRECIATION

Real estate assets are stated at the lower of depreciated cost or net realizable value. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements -- 20-40 years; furniture, fixtures and equipment -- 5 years).

REVENUE RECOGNITION

Rental -- Residential properties are leased under operating leases with terms of generally one year or less. Rental income is recognized when earned, which is not materially different from revenue recognition on a straight line basis.

Property management and landscaping services -- Income is recognized when earned for property management and landscaping services provided to third parties.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------

RESTRICTED CASH

Restricted cash generally is comprised of resident security deposits for communities located in Florida and required maintenance reserves for communities located in DeKalb County, Georgia. At December 31, 1994, restricted cash also included amounts received from the advance refunding of certain bond indebtedness which was held in escrow to repay the original bonds on January 1, 1995. When these bonds were retired, a portion ($3,150) of the defeasance escrow was released back to the Company.

ORGANIZATION COSTS AND AMORTIZATION

Certain entities included in PPG incurred legal fees and other costs associated with their formation. These costs were capitalized and amortized over 60 months. However, in connection with the Formation Transactions all unamortized portions of these costs were written off.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized using the interest method over the terms of the related debt.

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (net of capitalized amounts of $5,653, $3,427 and $666 during 1995, 1994 and 1993, respectively, and interest rate protection receipts of $1,539 and $384 during 1995 and 1994) aggregated $28,343, $21,234 and $41,776 for the years ended December 31, 1995, 1994 and 1993, respectively.

INTEREST RATE SWAP AGREEMENTS

Swap receipts and payments under interest rate swap agreements designated as a hedge are recognized as adjustments to interest expense when earned and are reflected as operating activities in the statement of cash flows. Settlement payments or receipts on terminated interest rate swap agreements are deferred and amortized over the remaining original period of the swap, as long as the hedged borrowing is still outstanding. Settlement payments or receipts on terminated interest rate swap agreements are reflected as financing activities in the statement of cash flows.

INTEREST RATE PROTECTION AGREEMENTS

Premiums paid to purchase interest rate protection agreements are capitalized and amortized over the terms of those agreements using the interest method. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the interest rate protection agreements are accrued as a reduction of interest expense.

PER SHARE DATA

Earnings per share with respect to the Company for the years ended December 31, 1995, 1994 and 1993 is computed based upon the weighted average number of shares outstanding during the period.

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------

PARTNERS' CAPITAL CONTRIBUTIONS, DISTRIBUTIONS AND PROFIT AND LOSS WITH RESPECT TO ENTITIES INCLUDED IN PPG

Partners' capital contributions, distributions and profit and loss are allocated in accordance with the terms of individual partnership agreements. Generally, these items are allocated in proportion to respective ownership interest. Certain agreements also provide for preference return to limited partners.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------

2.      DEFERRED CHARGES

        Deferred charges consist of the following:


                                                                                 DECEMBER 31,
                                                                          ------------------------
                                                                            1995            1994
                                                                          --------       ---------
                       Deferred financing costs  . . . . . . . . . .      $ 15,411        $ 16,236
                       Other . . . . . . . . . . . . . . . . . . . .         1,340           1,867
                                                                          --------        --------
                                                                            16,751          18,103
                       Less: accumulated amortization  . . . . . . .        (9,510)        (12,291)
                                                                          --------        --------
                                                                          $  7,241        $  5,812
                                                                          ========        ========


3.  NOTES PAYABLE

The Company's indebtedness consists of the following:



                                                                                 December 31,
                                                                         ----------------------------
                                                                           1995                 1994
                                                                         -------              -------
              Tax-Exempt Fixed Rate (Secured) .....................     $105,379             $109,229
              Conventional Fixed Rate (Secured)....................       44,145               57,761
              Tax-Exempt Floating Rate (Secured)...................       39,795               39,795
              Conventional Floating Rate (Secured).................       14,400              122,608
              Senior Notes (Unsecured) ............................      100,000                   --
              Line of Credit (Secured).............................           --               32,652
              Line of Credit (Unsecured) ..........................       46,000                   --
                                                                         -------              -------
              TOTAL                                                     $349,719             $362,045
                                                                        ========             ========




CONVENTIONAL MORTGAGES PAYABLE

Conventional mortgages payable were comprised of five loans at December 31, 1995 and twenty-one loans at December 31, 1994 each of which is collateralized by an apartment community included in real estate assets. The mortgages payable are generally due in monthly installments of interest only and mature at various dates through 1998. Fixed rate mortgages payable aggregated $44,145 and $57,761 at December 31, 1995 and 1994, respectively, ranged from approximately 6.0% to 8.8% (weighted average of 7.9% at December 31, 1995). Variable rate mortgages payable aggregated $14,400 and $122,608 at December 31, 1995 and 1994, respectively. The interest rate was at .85% above the London Interbank Offered Rate ("LIBOR") at December 31, 1995. At December 31, 1995, LIBOR ranged from 5.43% to 5.69% for one, three, six, and twelve month indices.

On March 15, 1996, fixed rate mortgages totaling $25,100 were repaid with proceeds drawn on the Revolver.

BOND INDEBTEDNESS

Certain of the apartment communities are encumbered to secure tax-exempt housing bonds. Such bonds are generally payable in monthly or semi-annual installments of interest only and mature at various dates through 2025. Bond indebtedness aggregating $105,379 and $109,229 at December 31, 1995 and 1994, respectively, have fixed rates of interest ranging from 7.40% to 8.25% (weighted average of 7.53% at December 31, 1995). Floating rate indebtedness reissued in 1995 in the aggregate amount of $39,795 at December 31, 1995, bears interest at the "AAA" non-AMT tax exempt rate, set weekly, which was 5.05% at December 31, 1995 (average of 3.87% for 1995). The Company pays certain credit enhancement fees with respect to such bonds, ranging from .575% to 1.075% of the amount of such bonds or the amount of such letters of credit, as the case may be.

On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement for such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------

through 2025 for four bond issues, aggregating $39,795, which were concurrently reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $114,733 ($9,354 of which is currently defeased) with respect to eleven other bond issues which mature and may be refunded in 1996 through 1998. Under this agreement, on January 1, 1996, the Post Mill bonds were refunded in the amount of $12,880 ($3,864 of which had previously been defeased) with an issue enhanced by FNMA and maturing on June 1, 2025. The agreement also contains a provision whereby the Company may request FNMA to evaluate the enhancement of an additional $81,352 of bonds which are currently defeased and not part of the agreement. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.


DEBT DEFEASED

The Company applied a portion of the net proceeds of the Initial Offering and Second Offering to pay in full thirteen fixed rate obligations totaling $132,470 and economically defease in full six tax exempt bond financings totaling $52,700. In addition, the Company paid $43,108 to partially prepay eleven variable rate obligations and $51,956 to economically defease portions of eight tax exempt bond financings. The above amounts do not include aggregate prepayment penalties and defeasance escrow requirements in excess of principal defeased of $18,077. The balance of debt fully or partially economically defeased aggregated $90,706 at December 31, 1995.


LINES OF CREDIT



On February 1, 1995, the Company closed a 39-month unsecured revolving line of credit (the "Revolver") in the amount of $180,000 with a bank syndicate.
The line initially bore interest at LIBOR plus 1.50% or prime minus
 .25%. On March 1, 1996 the Revolver was amended to reduce the interest rate of LIBOR plus 0.95% or prime minus .25% and to extend the maturity to May 1, 1999. The amendment also provides for the rate to be adjusted up or down based on changes in the Company's rating. On June 4, 1996, the Company received an upgrade on its senior unsecured corporate credit rating, which further reduced the interest rate on the Revolver to LIBOR plus 0.80%. At December 31, 1995, LIBOR ranged from 5.43% to 5.69% for one, three, six and twelve months indices and the prime rate was at 8.50%. The facility contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the agreement) exclusive of distributions of capital gains for such year. The agreement contains exceptions to these limitations to allow the Operating Partnership to make any distributions to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely effect the ability of the Operating Partnership to make distributions, or the Company to declare dividends under its current policy.
At December 31, 1995 the Company had $46,000 outstanding under the Revolver with $134,000 available under the Revolver to fund future development an general corporate obligations.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.


SENIOR UNSECURED NOTES

On June 7, 1995, the Company privately placed $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company. The notes were in two tranches: the first, totalling $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2000; and the second, totalling $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the notes were used to reduce other secured indebtedness and to pay down the Revolver. The note agreements pursuant to which the notes were purchased contain customary representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

On September 29, 1995, the Company privately placed $50,000 of unsecured senior notes with Wachovia Bank of Georgia, N.A. (the "Wachovia Notes"). The Wachovia Notes were in two tranches: the first tranche, aggregating $25,000, will mature on September 29, 1999; the second tranche, aggregating $25,000 will mature on September 29, 2001. Both tranches bear interest at 7.15% per annum (1.10% over the corresponding treasury rate on the date such rate was set). Proceeds from the issuance of the Wachovia Notes were used to reduce indebtedness outstanding on the Revolver. The credit agreement for the notes contain representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------

The aggregate maturities of the above conventional mortgages payable, bond indebtedness, line of credit and senior unsecured notes (after giving effect to the refunding of the Post Mill bonds and the extension of the Revolver) are as follows:

1996  . . . . . . . . . . . . . . . . . . . . . . . . .   $ 31,605
1997  . . . . . . . . . . . . . . . . . . . . . . . . .     59,188
1998  . . . . . . . . . . . . . . . . . . . . . . . . .     39,015
1999  . . . . . . . . . . . . . . . . . . . . . . . . .     96,100
2000  . . . . . . . . . . . . . . . . . . . . . . . . .     30,000
Thereafter  . . . . . . . . . . . . . . . . . . . . . .     93,811
                                                          --------
                                                          $349,719
                                                          ========

INTEREST RATE SWAP AGREEMENTS

During 1992, PPG entered into six interest rate swap agreements with a financial institution to effectively change the interest cost on certain debt from fixed to variable rates. The agreements, with a total notional principal amount aggregating $99,425, were terminated during 1992. At termination, PPG received payments aggregating $6,782, of which $331 was deferred at December 31, 1995.

INTEREST RATE PROTECTION AGREEMENTS

As discussed in Note 1, the Company used proceeds from the Initial Offering to purchase certain interest rate protection agreements (aggregate premiums amounted to $3,265) that will eliminate the Company's exposure to increases in LIBOR over 3.50% per annum and increases in TENR(R) over 3.00% per annum on its long-term debt. The agreements provide interest rate protection on variable rate long-term indebtedness up to $98,295 with maturities from one to 36 months.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps and nonderivative financial assets but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

PLEDGED ASSETS

The aggregate net book value at December 31, 1995 of property pledged as collateral for indebtedness amounted to approximately $267,697.

EXTRAORDINARY ITEM

The extraordinary item for the year ended December 31, 1995 resulted from the write-off of deferred financing costs on the mortgage debt satisfied. The extraordinary item is net of minority interest ($250) of the unitholders calculated on the basis of weighted average units and shares outstanding for the year ended December 31, 1995.

The extraordinary item for the year ended December 31, 1994 resulted from mortgage prepayment penalties and defeasance escrow requirements ($4,274), the administrative costs for bond indebtedness defeased ($485), the write-off of deferred financing costs on the mortgage debt satisfied ($1,139) and the recognition of the gain previously deferred ($1,485) from the termination of the interest rate swap agreements for which the related debt has been repaid or defeased. The extraordinary

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------

item is net of the minority interest ($1,120) of the unitholders calculated on the basis of weighted average units and shares outstanding for the year ended December 31, 1994.

The extraordinary item for the year ended December 31, 1993 resulted from mortgage prepayment penalties and defeasance escrow requirements ($13,803), the administrative costs for bond indebtedness defeased ($565), the write-off of deferred financing costs on the mortgage debt satisfied ($1,763) and the recognition of the gain previously deferred ($2,503) from the termination of the interest rate swap agreements for which the related debt has been repaid or defeased. The extraordinary item is net of the minority interest ($5,773) of the unitholders calculated on the basis of weighted average units and shares outstanding for the year ended December 31, 1993.

4.  INCOME TAXES

Prior to the Initial Offering, the entities included in the combined financial statements were either limited partnerships or S Corporations and were not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of PPG since the income or loss of the entities were included in the tax returns of the individual owners. The tax returns of the entities are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the owners would be adjusted accordingly.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfy certain other requirements. As a result, the Company generally will not be subject to Federal income taxation at the corporate level on the income it distributes to the shareholders. Although Post Properties, Inc. has elected to be taxed as a REIT, Post Services, Inc. ("Post Services") was formed as a subsidiary of the Operating Partnership to provide through its subsidiaries asset management, leasing and landscaping services to third parties. The consolidated taxable income of these companies, if any, will be subject to tax at regular corporate rates.

During 1994, Post Services sold three parcels of land. One of the parcels of land was sold to the Operating Partnership resulting in an intercompany gain which was eliminated in the consolidated financial statements. The other two parcels were sold to a third party resulting in a pre-tax gain of $2,832. As a result of these transactions, Post Services recorded and paid income tax expense of $1,338 in the current period. Income tax expense for the period ending December 31, 1994 was determined using current statutory federal and state tax rates.

As of December 31, 1995 the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership, exceeded the net assets as reported in the Company's consolidated financial statements by approximately $167,718.

5.  RELATED PARTY TRANSACTIONS

The Company provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 1995, 1994 and 1993, the Company received landscaping fees of $1,758, $1,968 and $660 for such services. These amounts include reimbursements of direct expenses in the amount of $1,111, $1,507 and $341, which are not included in landscape services revenue; accordingly, these transactions resulted in the Company recording landscape services net fees in excess of direct expenses of $647, $461 and $319 in the accompanying financial statements for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company provides accounting and administrative services to entities controlled by certain executive officers of the

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------

Company. Fees under this arrangement aggregated $32, $60 and $179 for the years ended December 31, 1995, 1994 and 1993, respectively.

During the year ended December 31, 1995 the Company completed a contract to assist in the development of an apartment complex being constructed by a former executive and current shareholder. Fees under this arrangement were $317 in 1995 and $140 in 1994.

On May 22, 1995, the Company purchased for a nominal amount the outstanding capital stock of A.T. Aviation, Inc. ("A.T. Aviation"), an entity formed and owned by John A. Williams, Chairman of the Board of Directors of the Company, and John T. Glover, President and a Director of the Company. In connection with the acquisition, the Company assumed certain obligations of A.T. Aviation. At the time of the acquisition, A.T. Aviation had entered into a purchase agreement for a used aircraft, leased certain property improvements related thereto, and obtained a line of credit in the amount of $7,500 to fund such acquisitions. In connection with the acquisition, the Company assumed and repaid such line of credit, which had been guaranteed by such officers, and such line and guarantees were terminated.

6.  EMPLOYEE BENEFIT PLANS

The employees of the Company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. Contributions are made based on a discretionary amount determined by the Company's management. Contributions, if any, are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. Contributions of $145, $147 and $136 were made in 1995, 1994 and 1993, respectively.

During 1995, the Company adopted the Employee Stock Purchase Plan ("ESPP") to encourage stock ownership by eligible directors and employees. To participate in the ESPP, (i) directors must not be employed by the Company or the Operating Partnership and must have been a member of the Board of Directors for at least one month and (ii) an employee must have been employed full-time by the Company or the Operating Partnership for at least one month. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined.


7. DIVIDEND REINVESTMENT PLAN

The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of PPI. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of PPI's Common Stock directly from PPI, for 95% of the market price on the date of purchase.

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------


8.  STOCK OPTION PLAN


The Company has established an Employee Stock Plan (the "Plan") under which 1,200,000 shares of the Company's Common Stock are reserved for issuance. Of this amount, 550,000 shares are available for grants of restricted stock. Any key employee or officer is limited in that the amount of options they can receive in a year cannot exceed 50,000 shares of Common Stock. Option prices are equal to market value of the Company's Common Stock at the date of grant and have a term of ten years from the grant date. Activity under the Company's Stock Option Plan is summarized as follows:

                                                                          GRANTED AND
                                                           AUTHORIZED     OUTSTANDING    AVAILABLE
                                                           ----------     -----------    ---------
                       Balance at 12/31/92                          -             -             -
                              Authorized                     600,000              -       600,000
                              Granted                              -        376,444      (376,444)
                                                           ---------        -------      --------
                       Balance at 12/31/93                   600,000        376,444       223,556
                              Granted                              -          1,900        (1,900)
                                                           ---------        -------      --------
                       Balance at 12/31/94                   600,000        378,344       221,656
                              Authorized                     600,000              -       600,000
                              Granted                              -        248,500      (248,500)
                              Exercised                         (361)          (361)            -
                              Forfeited                            -         (9,060)        9,060
                                                           ---------        -------      --------
                       Balance at 12/31/95                 1,199,639        617,423       582,216
                                                           =========        =======      ========

At December 31, 1995, options yet to be exercised are as follows:


                                                             TOTAL        EXERCISE
                                                            OPTIONS        PRICE          DATE
                      OPTION GRANT DATE                   OUTSTANDING    PER SHARE    EXERCISABLE
                      -----------------                   -----------    ---------    -----------
                      July 22, 1993                           1,083       $27.625         (1)
                      October 28, 1993                      375,000       $31.375         (2)
                      May 12, 1994                              628       $31.875         (1)
                      December 31, 1994                       1,272       $31.500         (1)
                      February 23, 1995                      48,500       $29.750         (3)
                      February 23, 1995                     190,940       $29.750         (4)

(1)  Option became exercisable upon grant date.

(2)  Options become exercisable one-third per year over a three year period.

(3)  Options are exercisable beginning one year from the grant date.

(4) Options are exercisable in one-third installments based on certain performance criteria of the Company's Common Stock.

During the year ended December 31, 1995, 361 options were exercised at an option price of $27.625 per share.

On February 23, 1996, options to purchase 309,029 shares of the Company's Common Stock at an exercise price of $32.250 per share were granted to certain eligible directors, officers and employees of the Company.

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------


9.  COMMITMENTS AND CONTINGENCIES


LAND, OFFICE AND EQUIPMENT LEASES

The Company is party to two ground leases relating to an operating community with terms expiring in years 2040 and 2043 and to office, equipment and other operating leases with terms expiring in years 1996 through 2004. Future minimum lease payments for noncancellable land, office and equipment leases at December 31, 1995 are as follows:

1996  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,458
1997  . . . . . . . . . . . . . . . . . . . . . . . . .      1,417
1998  . . . . . . . . . . . . . . . . . . . . . . . . .      1,394
1999  . . . . . . . . . . . . . . . . . . . . . . . . .      1,284
2000  . . . . . . . . . . . . . . . . . . . . . . . . .        195
2001 and thereafter . . . . . . . . . . . . . . . . . .      6,923
                                                           -------
                                                           $12,671
                                                           =======


The Company incurred $2,034, $1,911 and $1,721 of rent expense for the years ended December 31, 1995, 1994 and 1993, respectively.

CONTINGENCIES

The Company is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the consolidated balance sheets and statements of operations.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS


The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, rents and landscape service receivables, interest rate protection agreement, accounts payable, accrued expenses, notes payable and other liabilities are carried at amounts which reasonably approximate their fair values.

Disclosure about fair value of financial instruments are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------


11.  EARNINGS PER SHARE


Primary earnings (loss) per share for income before extraordinary item and net income (loss) has been computed by dividing income before extraordinary item and net income (loss) by the weighted average number of shares outstanding. This method derives the same per share information as the "two-class" method prescribed for REIT's. The weighted average number of shares outstanding utilized in the calculations are 18,382,299, 16,847,999 and 7,824,311 for the years ended December 31, 1995, 1994 and 1993, respectively.

The non-recurring REIT formation expense of $2,783, less minority interest portion of $1,179, recognized in the year ended December 31, 1993 had the effect of reducing primary earnings per share by $.21 based on the weighted average number of shares outstanding.

The non-recurring extraordinary items recognized in the years ended December 31, 1995, 1994 and 1993 had the effect of reducing primary earnings per share by $.05, $.20 and $1.01, respectively, based on the weighted average number of shares outstanding.


12.  SUPPLEMENTAL CASH FLOW INFORMATION


Non-cash investing and financing activities for the years ended December 31, 1995, 1994 and 1993 are as follows:

(a) As discussed in Note 1, purchase accounting was applied during 1993 to the acquisition of certain noncontrolled interests resulting in an increase of $53,773 in the historical cost basis of the related real estate assets.

(b) On the date of the Initial Offering, Second Offering and Third Offering, holders of 5,928,216, 5,401,185 and 5,139,243 Units of the Operating Partnership, respectively, were allocated capital on a pro rata basis in proportion to their Units over total Units outstanding in the Operating Partnership. During 1995, 1994 and 1993, holders of 97,201, 159,373 and 532,399 Units in the Operating Partnership, respectively, exercised their option to convert their units to shares of the Company on a one-for-one basis. The net effect of the capital allocated to the unitholders of the Operating Partnership on the dates of those offerings and the subsequent conversion to shares of the Company by unitholders resulted in a net reclassification of shareholders' equity to minority interest in the amount of $10,598, $8,345 and $76,486, respectively.

(c) The Operating Partnership committed to distribute $13,091, $10,094 and $8,744 for the quarters ended December 31, 1995, 1994 and 1993, respectively. As a result, the Company declared dividends of $10,573, $7,737 and $6,313 for the quarters ended December 31, 1995, 1994 and 1993, respectively. The remaining distributions from the Operating Partnership in the amount of $2,518, $2,357 and $2,431 are distributed to minority interest unitholders in the Operating Partnership.

(d) In conjunction with the Initial Offering and Formation Transactions as discussed in Note 1, advances due to shareholders and partners in the amount of $3,426 were exchanged for Units or shares.

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended 1995 and 1994 are as follows:

                                                                                 YEARS ENDED DECEMBER 31, 1995 *
                                                                                 -------------------------------
                                                                             FIRST      SECOND      THIRD     FOURTH
                                                                            --------    -------    -------    -------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          Revenues  . . . . . . . . . . . . . . . . . . .   $ 33,163   $ 35,650   $ 37,480   $ 38,412
                          Income before gain on sale of land net of related
                           income tax, minority interest of unitholders in
                           Operating Partnership and extraordinary
                           item . . . . . . . . . . . . . . . . . . . . .      7,965      8,526      8,999     11,181
                          Gain on sale of land, net of related taxes  . .          -          -      1,746          -
                          Minority interest of unitholders in Operating
                            Partnership . . . . . . . . . . . . . . . . .     (1,842)    (1,923)    (2,410)    (2,254)
                          Extraordinary item  . . . . . . . . . . . . . .       (120)      (502)      (189)       (59)
                          Net income  . . . . . . . . . . . . . . . . . .      6,003      6,101      8,146      8,868
                          Earnings per share:
                            Income before extraordinary item  . . . . . .       0.35       0.37       0.47       0.43
                            Net income  . . . . . . . . . . . . . . . . .       0.35       0.34       0.46       0.43

                                                                                 YEARS ENDED DECEMBER 31, 1994 *
                                                                                 -------------------------------
                                                                             FIRST     SECOND     THIRD      FOURTH
                                                                            -------    -------    ------     -------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          Revenues  . . . . . . . . . . . . . . . . . . .   $ 29,485   $ 30,819   $ 31,803   $ 32,632
                          Income before gain on sale of land net of related
                            income tax,  minority interest of unitholders
                            in. . . . . . . . . . . . . . . . . . . . . .      5,415      6,492      8,017      7,725
                            Operating Partnership and extraordinary item
                          Gain on sale of land, net of related taxes  . .                 1,520        (32)         6

                          Minority interest of unitholders in Operating
                            Partnership . . . . . . . . . . . . . . . . .     (1,376)    (1,898)    (1,872)    (1,805)
                          Extraordinary item  . . . . . . . . . . . . . .     (3,293)
                                                                                              -          -          -
                          Net income  . . . . . . . . . . . . . . . . . .        746      6,114      6,113      5,926
                          Earnings per share:
                            Income before extraordinary item  . . . . . .       0.26       0.36       0.36       0.34
                            Net income  . . . . . . . . . . . . . . . . .       0.05       0.36       0.36       0.34

* The total of the four quarterly amounts for minority interest of unitholders in Operating Partnership, extraordinary item, net income
       (loss) and earnings per share may not equal the total for the year. These differences result from the use of a weighted average to compute minority interest in the Operating Partnership and average number of shares outstanding.

                                                                    SCHEDULE III

                            POST PROPERTIES, INC.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                            (DOLLARS IN THOUSANDS)



                                                                INITIAL COSTS                COSTS
                                                          -------------------------       CAPITALIZED
                                           RELATED                   BUILDING AND          SUBSEQUENT
                                         ENCUMBRANCES      LAND      IMPROVEMENTS        TO ACQUISITION
                                         ------------     ------   ----------------      --------------
ATLANTA, GEORGIA
Post Ashford                             $ 9,895 (2)      $1,906     $         -            $ 7,405
Post Bridge                                9,960 (2)         868               -             10,749
Post Brook                                 4,300 (2)         584               -              3,545
Post Brookhaven                           25,100           7,921               -             29,988
Post Canyon                               16,845 (2)         931               -             15,271
Post Chase                                12,000 (2)       1,438               -             13,800
Post Chastain                                -             6,352               -             37,654
Post Collier Hills                           -             6,487               -              1,483
Post Corners                              14,760 (2)       1,473               -             13,345
Post Court                                13,298 (2)       1,769               -             15,510
Post Crest                                   -             4,733               -             12,322
Post Crossing                                -             3,951               -             19,275
Post Dunwoody                                -             4,917               -             24,131
Post Lane                                    -             1,512               -              7,940
Post Lenox Park                              -             3,132               -             10,526
Post Mill                                  9,016 (2)         915               -             11,034
Post Oak                                     -             2,028               -              8,055
Post Oglethorpe                              -             3,662               -             16,741
Post Park                                    -             6,253               -             38,647
Post Parkwood                                -             1,331               -              7,231
Post Peachtree Hills                         -             4,215               -             13,441
Post Pointe                                  -             2,417               -             15,190
Post Renaissance                          14,400           -                   -             19,250
Post River                                 5,941           1,011               -              9,349
Post Summit                                5,376           1,575               -              6,013
Post Terrace                                 -             4,131               -              8,840
Post Valley                               18,600 (2)       1,117               -             17,024
Post Vinings                                 -             4,322               -             20,989
Post Village
   The Arbors                              7,728             384               -             15,466
   The Fountains and The Meadows             -   (2)         611               -             32,961
   The Gardens                            14,500 (2)         187               -             24,450
   The Hills                               7,000 (2)          91               -             11,800
Post Walk                                 15,000 (2)       2,370               -             12,527
Post Woods                                   -             1,378               -             21,691

CHARLOTTE, NORTH CAROLINA
Post Park at Phillips Place                  -             4,685               -                357

                                        GROSS AMOUNT AT WHICH
                                     CARRIED AT CLOSE OF PERIOD
                                 ----------------------------------                                                     DEPRECIABLE
                                            BUILDING AND              ACCUMULATED      DATE OF            DATE             LIVES
                                   LAND     IMPROVEMENTS  TOTAL (1)   DEPRECIATION   CONSTRUCTION       ACQUIRED           YEARS
                                 -------    ------------  ---------   ------------   ------------       --------        -----------
ATLANTA, GEORGIA
Post Ashford                     $ 1,906      $ 7,405     $ 9,311        $2,320      4/86 - 6/87          6/87         5 - 40  Years
Post Bridge                          868       10,749      11,617         3,604      9/84 - 12/86         9/84         5 - 40  Years
Post Brook                           584        3,545       4,129         1,490      8/83 - 7/84          8/83         5 - 40  Years
Post Brookhaven                    7,921       29,988      37,909         6,314      7/89 - 12/92         3/89         5 - 40  Years
Post Canyon                          931       15,271      16,202         5,498      4/84 - 4/86          10/81        5 - 40  Years
Post Chase                         1,438       13,800      15,238         4,448      6/85 - 4/87          6/85         5 - 40  Years
Post Chastain                      6,779       37,227      44,006         8,084      6/88 - 10/90         6/88         5 - 40  Years
Post Collier Hills                 6,487        1,483       7,970           -           10/95      (4)    6/95               -
Post Corners                       1,473       13,345      14,818         4,695      8/84 - 4/86          8/84         5 - 40  Years
Post Court                         1,769       15,510      17,279         4,616      6/86 - 4/88          12/85        5 - 40  Years
Post Crest                         4,733       12,322      17,055             2          9/95      (4)    10/94        5 - 40  Years
Post Crossing                      3,951       19,275      23,226           222      4/94 - 8/95          11/93        5 - 40  Years
Post Dunwoody                      4,917       24,131      29,048         2,423         11/88      (4) 12/84&8/94 (5)  5 - 40  Years
Post Lane                          2,067        7,385       9,452         1,951      4/87 - 5/88          1/87         5 - 40  Years
Post Lenox Park                    3,132       10,526      13,658           249      3/94 - 5/95          3/94         5 - 40  Years
Post Mill                            915       11,034      11,949         4,167      5/83 - 5/85          5/81         5 - 40  Years
Post Oak                           2,028        8,055      10,083           821      9/92 - 12/93         9/92         5 - 40  Years
Post Oglethorpe                    3,662       16,741      20,403           616      3/93 - 10/94         3/93         5 - 40  Years
Post Park                          8,830       36,070      44,900         8,370      6/87 - 9/90          6/87         5 - 40  Years
Post Parkwood                      1,331        7,231       8,562            87      7/94 - 8/95          6/94         5 - 40  Years
Post Peachtree Hills               4,857       12,799      17,656         1,030      2/92 - 9/94         2&11/92  (5)  5 - 40  Years
Post Pointe                        3,027       14,580      17,607         4,064      4/87 - 12/88         12/86        5 - 40  Years
Post Renaissance                     -         19,250      19,250         2,068      7/91 - 12/94       6/91&1/94 (5)  5 - 40  Years
Post River                         1,011        9,349      10,360         1,752      9/90 - 1/92          7/90         5 - 40  Years
Post Summit                        1,575        6,013       7,588         1,492      1/90 - 12/90         1/90         5 - 40  Years
Post Terrace                       4,131        8,840      12,971             1         10/94      (4)    3/94         5 - 40  Years
Post Valley                        1,117       17,024      18,141         4,968      3/86 - 4/88          12/85        5 - 40  Years
Post Vinings                       5,668       19,643      25,311         4,469      5/88 - 9/91          5/88         5 - 40  Years
Post Village
   The Arbors                        774       15,076      15,850         4,132      4/82 - 10/83         3/82         5 - 40  Years
   The Fountains and The Meadows     907       32,665      33,572         7,851      8/85 - 5/88          8/85         5 - 40  Years
   The Gardens                       348       24,289      24,637         5,578      6/88 - 7/89          5/84         5 - 40  Years
   The Hills                         165       11,726      11,891         3,100      5/84 - 4/86          4/83         5 - 40  Years
Post Walk                          2,370       12,527      14,897         3,852      3/86 - 8/87          6/85         5 - 40  Years
Post Woods                         3,041       20,028      23,069         6,519      3/76 - 9/83          6/76         5 - 40  Years

CHARLOTTE, NORTH CAROLINA
Post Park at Phillips Place        4,685          357       5,042           -         1/96      (4)    11/95                 -

                                                         INITIAL COSTS                   COSTS
                                                  ----------------------------        CAPITALIZED
                                  RELATED                         BUILDING AND        SUBSEQUENT
                                ENCUMBRANCES        LAND          IMPROVEMENTS      TO ACQUISITION
                                ------------      --------        ------------      --------------
FLORIDA
Post Bay                                 -           2,203                  -            13,258
Post Court                               -           2,083                  -             9,532
Post Crossing                            -           5,480                  -            19,466
Post Fountains                           -  (2)      3,856                  -            19,441
Post Gardens                             -           2,963                  -             9,514
Post Hyde Park                           -           3,498                  -            15,096
Post Lake                                -  (2)      6,113                  -            29,476
Post Rocky Point                         -           4,634                  -            22,254
Post Village
   The Arbors                            -           2,063                  -            13,594
   The Lakes                             -           2,813                  -            15,490
   The Oaks                              -           3,229                  -            15,115

NASHVILLE, TENNESSEE
Post Green Hills                         -           2,464                  -            12,579

NORTHERN VIRGINIA
Post Corners at Trinity Centre           -           4,404                  -            22,650
Post Forest                              -           8,590                  -            23,295

MISCELLANEOUS INVESTMENTS                -          12,395                  -             5,719
                                  --------        --------        -----------          --------
              TOTAL               $203,719        $157,445        $         -          $780,479
                                  ========        ========        ===========          ========


                                       GROSS AMOUNT AT WHICH
                                    CARRIED AT CLOSE OF PERIOD
                                  ------------------------------                                                      DEPRECIABLE
                                           BUILDING AND               ACCUMULATED       DATE OF            DATE          LIVES
                                 LAND      IMPROVEMENTS   TOTAL (1)   DEPRECIATION    CONSTRUCTION       ACQUIRED        YEARS
                               --------    ------------   ---------   ------------    ------------       --------   --------------
FLORIDA
Post Bay                          2,573       12,888       15,461          3,515      5/87 - 12/88         5/87      5 - 40  Years
Post Court                        2,083        9,532       11,615          2,261      4/90 - 5/91          10/87     5 - 40  Years
Post Crossing                     5,764       19,182       24,946          4,846      6/87 - 9/89          6/87      5 - 40  Years
Post Fountains                    3,856       19,441       23,297          5,682      12/85 - 3/88         12/85     5 - 40  Years
Post Gardens                      2,963        9,514       12,477          2,402      6/88 - 7/89          4/87      5 - 40  Years
Post Hyde Park                    3,498       15,096       18,594          -              9/94      (4)    7/94            -
Post Lake                         6,724       28,865       35,589          8,200      11/85 - 3/88         10/85     5 - 40  Years
Post Rocky Point                  4,634       22,254       26,888              1          4/94      (4)    2/94      5 - 40  Years
Post Village
   The Arbors                     2,446       13,211       15,657          2,237      6/90 - 12/91         11/90     5 - 40  Years
   The Lakes                      3,387       14,916       18,303          4,101      7/88 - 12/89         5/88      5 - 40  Years
   The Oaks                       3,855       14,489       18,344          2,982      11/89 - 7/91         12/89     5 - 40  Years

NASHVILLE, TENNESSEE
Post Green Hills                  2,464       12,579       15,043          -              9/94      (4)    7/94            -

NORTHERN VIRGINIA
Post Corners at Trinity Centre    4,404       22,650       27,054              2          6/94      (4)    6/94      5 - 40  Years
Post Forest                       9,106       22,779 (3)   31,885          5,986      1/89 - 12/90         3/88      5 - 40  Years

MISCELLANEOUS INVESTMENTS        12,395        5,719       18,114          3,756
                               --------     --------     --------       --------
              TOTAL            $169,550     $768,374     $937,924       $156,824
                               ========     ========     ========       ========

- -------------------------
(1) The aggregate cost for Federal income tax purposes to PPI was approximately $1,041,000 at December 31, 1995, taking into account the special allocation of gain to the partners contributing property to the Company.
(2) These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3) Balance includes an allowance for possible loss of $3,700 which was taken in prior years.
(4)  Construction still in process as of December 31, 1995.
(5)  Additional land was acquired for construction of a second phase.


A summary of activity for real estate investments                                                Year Ended December, 31
     and accumulated depreciation is as follows:                                   -------------------------------------------------
                                                                                     1995               1994               1993
                                                                                   --------           --------          ------------
         Real estate investments:
            Balance at beginning of year                                           $828,585           $722,266          $616,289
            Purchase of minority interests in certain property partnerships          10,149              -                75,773 [1]
               Improvements                                                         127,150            106,319            30,204
               Disposition of property                                              (27,960)             -                 -
                                                                                   --------           --------          --------
            Balance at end of year                                                 $937,924           $828,585          $722,266
                                                                                   ========           ========          ========
         Accumulated depreciation:
            Balance at beginning of year                                           $142,576           $122,368          $102,638
               Depreciation                                                          20,681 [2]         20,208            19,730
               Depreciation on disposed property                                     (6,433)             -                 -
                                                                                   --------           --------          --------
            Balance at end of year                                                 $156,824           $142,576          $122,368
                                                                                   ========           ========          ========

[1] Amount represents increase in basis due to purchase method of accounting for minority interest acquired in operating partnerships at the time of the Initial Offering.
[2] Depreciation expense in the Consolidated Statements of Operations, includes
    $138 of depreciation expense on other assets.

                                 EXHIBIT INDEX


  EXHIBIT                                                                                                        PAGE
    NO.                                          DESCRIPTION                                                      NO.
  -------                                        -----------                                                     ----
  3.1*      --  Articles of Incorporation of the Company
  3.2*      --  Bylaws of the Company
 10.1**     --  Agreement of Limited Partnership of the Operating Partnership
 10.2**     --  Registration Rights and Lock-Up Agreement among the Company and the persons named therein
 10.3**     --  Employee Stock Plan
 10.4**     --  Noncompetition Agreement between the Company, the Operating Partnership  and  John A.
                Williams
 10.5**     --  Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
 10.6**     --  Employment Agreement between the Company and John A. Williams
 10.7**     --  Employment Agreement between the Company and John T. Glover
 10.8**     --  Employment Agreement between the Operating Partnership and John A. Williams
 10.9**     --  Employment Agreement between the Operating Partnership and John T. Glover
 10.10**    --  Employment Agreement between Post Services, Inc. and John A. Williams
 10.11**    --  Employment Agreement between Post Services, Inc. and John T. Glover
 10.12**    --  Option and Transfer Agreement among the Operating Partnership,  Post Services,  John  A.
                Williams and John T. Glover
 10.13**    --  Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
 10.14*     --  Form of officers and directors Indemnification Agreement
 10.15*     --  Form of Option Agreement to be entered into between the Operating  Partnership and  the owners of four parcels of undeveloped land
 10.16*     --  Profit Sharing Plan of the Company
 10.17**    --  Form of General Partner 1% Exchange Agreement
 10.18+     --  Employee Stock Purchase Plan
 10.19++    --  Dividend Reinvestment and Stock Purchase Plan
 10.20-     --  Credit Agreement dated as of February 1, 1995 among Post Apartment Homes, L.P.,  Wachovia
                Bank of Georgia, N.A., as administrative agent, First Union National Bank of Georgia,  as
                Co-Agent, and the banks listed on the signature pages thereto (the"Credit Agreement")
 10.21+++   --  First Amendment to Credit Agreement and Release of Subsidiary Guarantors  dated July 26, 1995
 10.22+++   --  Second Amendment to Credit Agreement dated October 27, 1995
 10.23+++   --  Third Amendment to Credit Agreement dated February 29, 1996
 21.1+++    --  List of Subsidiaries
 23.1       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-85712)
 23.2       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-86674)
 23.3       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-81772)
 23.4       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-85714)

 * Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Registrant.

** Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Registrant.

+ Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Registrant.

++ Filed as part of the Registration Statement on Form S-3 (SEC File No. 33-81772) of the Registrant.


+++ Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995.

       The registrant's proxy statement was filed with the Commission on or about March 31, 1996.

- -      Filed as an exhibit to the Annual Report on Form 10-K for the year ended
       December 31, 1994.

       (b) REPORTS ON FORM 8-K

       There have been no reports filed on Form 8-K by the registrant during the fourth quarter of 1995.