Form 10-Q/A
period 1996-03-31
POST PROPERTIES INC
filed 1996-06-18
CIK 903127

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           ________________________

                                 FORM 10-Q/A

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                         Commission file number 1-12080
                           ________________________

                             POST PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

              GEORGIA                                     58-1550675
   (State or other jurisdiction                        (I.R.S. Employer
        of incorporation or                           Identification No.)
           organization)

           3350 CUMBERLAND CIRCLE, SUITE 2200, ATLANTA, GEORGIA 30339
              (Address of principal executive offices -- zip code)

                                 (770) 850-4400
              (Registrant's telephone number, including area code)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----
                           ________________________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          21,717,051 shares of common stock outstanding as of April 29, 1996.

================================================================================

                             POST PROPERTIES, INC.

                                     INDEX

 Part I   FINANCIAL INFORMATION                                                                            PAGE
                                                                                                           ----

          ITEM 1  FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995 . . . . . . . . .        2

            Consolidated Statements of Operations for the three months ended
                        March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .        3

            Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                        three months ended March 31, 1996  . . . . . . . . . . . . . . . . . . . . .        4

            Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and
                        1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

            Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .        6

          ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8


 PART II  OTHER INFORMATION

          ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . .       23

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

                             POST PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         1996                1995
                                                                                      -----------        ------------
                                                                                      (UNAUDITED)
 ASSETS
  Real estate:
    Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  134,442         $  118,988
    Building and improvements  . . . . . . . . . . . . . . . . . . . . . . . . .            661,539             589,869
    Furniture, fixtures and equipment  . . . . . . . . . . . . . . . . . . . . .             70,291              67,354
    Construction in progress   . . . . . . . . . . . . . . . . . . . . . . . . .             86,399             149,514
    Land held for future development   . . . . . . . . . . . . . . . . . . . . .              4,168              12,199
                                                                                         ----------         -----------
                                                                                            956,839             937,924
    Less: accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . .           (161,973)           (156,824)
                                                                                         ----------         -----------
      Operating real estate assets   . . . . . . . . . . . . . . . . . . . . . .            794,866             781,100
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .              1,383               9,008
  Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,151               1,146
  Deferred charges, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,138               7,241
  Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15,157              14,489
                                                                                         ----------         -----------
      Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  819,695         $   812,984
                                                                                         ==========         ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  354,431         $   349,719
  Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . . .              3,894               3,965
  Dividend and distribution payable  . . . . . . . . . . . . . . . . . . . . . .             14,469              13,091
  Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . .             16,496              16,023
  Deferred swap income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                289                 331
  Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . . .              4,443               4,366
                                                                                         ----------         -----------
      Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            394,022             387,495
                                                                                         ----------         -----------
  Minority interest of unitholders in Operating Partnership  . . . . . . . . . .             81,644              81,865
                                                                                         ----------         -----------
  Commitments and contingencies
  Shareholders' equity
      Preferred stock, $.01 per value, 20,000,000 authorized,
        0 shares issued and outstanding . . . . . . . . . . . . . . . . . . . .                  -                   -

    Common stock, $.01 par value, 100,000,000 authorized,
      21,656,115 and 21,577,636 shares issued and outstanding at
      March 31, 1996 and December 31, 1995, respectively   . . . . . . . . . . .                217                 216
    Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . .            343,812             343,408
    Accumulated earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                   -
                                                                                         ----------         -----------
      Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . . . .            344,029             343,624
                                                                                         ----------         -----------
      Total liabilities and shareholders' equity   . . . . . . . . . . . . . . .         $  819,695         $   812,984
                                                                                         ==========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            ---------------------------
                                                                                                1996            1995
                                                                                            -----------     -----------
 REVENUES
  Rental   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    36,291     $    31,082
  Property management - third party  . . . . . . . . . . . . . . . . . . . . . . . . . .            733             577
  Landscape services - third party   . . . . . . . . . . . . . . . . . . . . . . . . . .            912             809
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            129              39

  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,140             656
                                                                                            -----------     -----------
    Total revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,205          33,163
                                                                                            -----------     -----------
 EXPENSES
  Property operating and maintenance (exclusive of items shown separately below)   . . .         12,796          11,420

  Depreciation and amortization (real estate assets)   . . . . . . . . . . . . . . . . .          4,965           5,087
  Depreciation and amortization (non-real estate assets)   . . . . . . . . . . . . . . .            253             106
  Property management - third party  . . . . . . . . . . . . . . . . . . . . . . . . . .            570             566
  Landscape services - third party   . . . . . . . . . . . . . . . . . . . . . . . . . .            768             688
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,057           5,077

  Amortization of deferred loan costs, interest rate protection agreement and swap
    gain, net  . . . . . . .  . . . . . . . .  . . . . . . . . . . . . . . . . . . . . .            352             483
  General and administrative   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,012           1,575
  Minority interest in consolidated property partnership   . . . . . . . . . . . . . . .              -             196
                                                                                            -----------     -----------
    Total expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,773          25,198
                                                                                            -----------     -----------
  Income before minority interest of unitholders in Operating Partnership and
        extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,432           7,965
  Minority interest of unitholders in Operating Partnership  . . . . . . . . . . . . . .         (2,386)         (1,842)
                                                                                            -----------     -----------
  Income before extraordinary item   . . . . . . . . . . . . . . . . . . . . . . . . . .         10,046           6,123
  Extraordinary item, net of minority interest of  unitholders in
    Operating Partnership  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            (120)
                                                                                            -----------     -----------
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    10,046     $     6,003
                                                                                            ===========     ===========
 Per share data:
   Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . . . . .
                                                                                             21,646,708      17,322,233
                                                                                            ===========     ===========
  Income before extraordinary item   . . . . . . . . . . . . . . . . . . . . . . . . . .    $      0.46     $      0.35
                                                                                            ===========     ===========
  Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      0.46     $      0.35
                                                                                            ===========     ===========
  Dividends declared   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      0.54     $      0.49
                                                                                            ===========     ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 ADDITIONAL
                                                                    COMMON        PAID-IN     ACCUMULATED
                                                                    STOCK         CAPITAL      EARNINGS          TOTAL
                                                                   -------       ---------    -----------      ----------
 SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, DECEMBER 31, 1995  . . . . . . . . . . . . . . .      $   216       $343,408       $     -        $343,624

   Proceeds from Dividend Reinvestment and
          Employee Stock Purchase Plans  . . . . . . . . . .             1          2,220              -          2,221
   Adjustment for minority interest of unitholders in
          Operating Partnership to proceeds from Dividend
          Reinvestment and Employee Stock Purchase Plans . .             -           (168)             -           (168)
   Net income  . . . . . . . . . . . . . . . . . . . . . . .             -              -         10,046         10,046

   Dividends paid  . . . . . . . . . . . . . . . . . . . . .             -              -              -

   Dividends declared  . . . . . . . . . . . . . . . . . . .                       (1,648)       (10,046)       (11,694)
                                                                   -------       --------      ---------       --------
 SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, MARCH 31, 1996  . . . . . . . . . . . . . . . .       $   217       $343,812      $       -       $344,029
                                                                   =======       ========      =========       ========





  The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                              --------------------------
                                                                                                 1996            1995
                                                                                              ---------       ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  10,046       $   6,003
  Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interest of unitholders in Operating Partnership  . . . . . . . . . . . . .          2,386           1,842
    Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,218           5,193
    Amortization   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            209             339
    Write-off of deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . .              -             155
    Amortization of interest rate protection agreement and swap gain   . . . . . . . . .            143             144
  Changes in assets, (increase) decrease in:
    Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (5)          7,006
    Deferred charges   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             (90)
    Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (751)            679
  Changes in liabilities, increase (decrease) in:
    Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (71)           (762)
    Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .          3,136             707
    Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . . . . . .             77             (64)
                                                                                                      -             (35)
                                                                                              ---------       ---------
    Minority interest of unitholders in Operating Partnership  . . . . . . . . . . . . .         20,388          21,117
                                                                                              ---------       ---------
  Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . . .
 CASH FLOWS FROM INVESTING ACTIVITIES
  Construction of real estate assets and land acquisitions, net of payables  . . . . . .        (19,591)        (24,400)
   Capitalized interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,115)         (1,726)

  Recurring capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (466)           (362)
   Corporate additions and improvements  . . . . . . . . . . . . . . . . . . . . . . . .           (204)           (292)
                                                                                                   (136)            (69)
                                                                                              ---------       ---------
  Non-recurring capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                (21,512)        (26,849)
                                                                                              ---------       ---------
  Net cash (used in) investing activities  . . . . . . . . . . . . . . . . . . . . . . .
 CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of financing costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (343)           (601)
  Debt proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,364          95,497
  Debt payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (44,652)        (87,745)
  Capital distributions to unitholders   . . . . . . . . . . . . . . . . . . . . . . . .         (2,518)         (2,356)
  Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans  . . . . . . . .          2,221           4,992
                                                                                                (10,573)         (7,737)
                                                                                              ---------       ---------
  Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,501)          2,050
                                                                                              ---------       ---------
  Net cash provided by (used in) financing activities  . . . . . . . . . . . . . . . . .
  Net (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .         (7,625)         (3,682)
  Cash and cash equivalents, beginning of period   . . . . . . . . . . . . . . . . . . .          9,008           5,292
                                                                                              ---------       ---------
  Cash and cash equivalents, end of period   . . . . . . . . . . . . . . . . . . . . . .      $   1,383       $   1,610
                                                                                              =========       =========





  The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION AND FORMATION OF THE COMPANY

    ORGANIZATION AND FORMATION OF THE COMPANY
    Post Properties, Inc. (the "Company"), which was incorporated on January 25, 1984, is the successor by merger to the original Post Properties, Inc., a Georgia Corporation which was formed in 1971. The Company was formed to develop, lease and manage upscale multi-family apartment communities.

    The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A corporate REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

    BASIS OF PRESENTATION
    The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1995. Certain items in the Consolidated Statements of Operations and of Cash Flows for the three months ended March 31, 1995 were reclassified for comparative purposes.

2.  NOTES PAYABLE

    CONVENTIONAL MORTGAGES PAYABLE
    Conventional mortgages payable were comprised of four loans aggregating $33,393 at March 31, 1996, each of which is collateralized by an apartment community included in real estate assets.

    BOND INDEBTEDNESS
    Certain of the apartment communities are encumbered to secure tax-exempt housing bonds. Such bonds are generally payable in monthly or semi-annual installments of interest only and mature at various dates through 2025. Bond indebtedness totalling $149,038 was outstanding at March 31, 1996.

    LINE OF CREDIT
    At March 31, 1996, the Company's line of credit consisted of an unsecured revolving line of credit (the "Revolver") in the amount of $180,000. At March 31, 1996, the outstanding balance of the Revolver was $72,000.

    SENIOR UNSECURED NOTES
    At March 31, 1996, the Company had outstanding senior unsecured notes aggregating $100,000 with The Northwestern Mutual Life Insurance Company and Wachovia Bank of Georgia, N.A.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




3.  EXTRAORDINARY ITEM

    The extraordinary item for the three months ended March 31, 1995 resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item is net of the minority interest ($35) of the unitholders calculated on the basis of weighted average units and shares outstanding for the period.

4.  EARNINGS PER SHARE

    Primary earnings per share for income before extraordinary item and net income has been computed by dividing income before extraordinary item and net income by the weighted average number of shares outstanding. This method derives the same per share information as the "two-class" method prescribed for REIT's. The weighted average number of shares outstanding utilized in the calculations are 21,646,708 and 17,322,233 for the three months ended March 31, 1996 and 1995, respectively.

    The non-recurring extraordinary items recognized had no effect on primary earnings per share in the three months ended March 31, 1995.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash investing and financing activities for the three months ended March 31, 1996 and 1995 are as follows:

         (a) During the three months ended March 31, 1995, holders of 81,247 units in Post Apartment Homes, L.P. (the "Operating Partnership") exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. The net effect of these conversions was a reclassification of minority interest to shareholders' equity in the amount of $612.

         (b) The Operating Partnership committed to distribute $14,469 and $11,077 for the quarters ended March 31, 1996 and 1995, respectively. As a result, the Company declared a dividend of $.54 and $.49 per common share or $11,694 and $8,551 for the quarters ended March 31, 1996 and 1995, respectively. The remaining distributions from the Operating Partnership in the amount of $2,775 and $2,526, respectively, were distributed to minority interest unitholders in the Operating Partnership.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc.

As of March 31, 1996, there were 26,795,358 units in the Operating Partnership outstanding, of which 21,656,115, or 80.8%, were owned by the Company and 5,139,243, or 19.2% were owned by other limited partners (including certain officers and directors of the Company).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995

The Company recorded net income of $10,046, for the three months ended March 31, 1996, an increase of $4,043 over the prior corresponding period primarily as a result of increased rental rates for fully stabilized communities and an increase in apartment units placed in service.

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

Currently, the Company's portfolio of apartment communities consisted of thirty-seven communities and the first phase of two additional communities which were completed and stabilized for all of the current and prior year, three communities and the second phase of an existing community which achieved full stabilization during the prior year, three communities which reached stabilization during 1996 and seven communities and a second phase of an existing community in the development or lease-up stage.

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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




Therefore, in order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1995. The Company has also presented quarterly financial information reflecting the dilutive impact of lease-up deficits incurred for communities in the development and lease-up stage and not yet operating at break-even. In this presentation, only those communities which were dilutive during the period are included and, accordingly, different communities may be included in each period.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three months ended March 31, 1996 and 1995 is summarized as follows:

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                             --------------------------------------------
                                                                               1996            1995            % CHANGE
                                                                             --------        --------        ------------
 Rental and other revenue:
  Fully stabilized communities (1)   . . . . . . . . . . . . . . . . .        $31,069        $29,334               5.9 %
  Communities stabilized during 1995   . . . . . . . . . . . . . . . .          2,296            761             201.7 %
  Development and lease-up communities (2)   . . . . . . . . . . . . .          3,377             50             N/A
  Sold communities (3) . . . . . . . . . . . . . . . . . . . . . . . .              -          1,049            (100.0)%
  Other revenue (4)  . . . . . . . . . . . . . . . . . . . . . . . . .            689            544              26.7 %
                                                                              -------        -------           -------
                                                                               37,431         31,738              17.9 %
                                                                              -------        -------           -------
 Property operating and maintenance expense
  (exclusive of depreciation and amortization):
  Fully stabilized communities   . . . . . . . . . . . . . . . . . . .          9,786          9,293               5.3 %
  Communities stabilized during 1995   . . . . . . . . . . . . . . . .            615            397              54.9 %
  Development and lease-up communities   . . . . . . . . . . . . . . .          1,504            323             365.6 %
  Sold communities   . . . . . . . . . . . . . . . . . . . . . . . . .              -            415            (100.0)%
  Other expenses (5)   . . . . . . . . . . . . . . . . . . . . . . . .            891            992             (10.2)%
                                                                               12,796         11,420              12.0 %
                                                                              -------        -------           -------
 Revenue in excess of specified expense  . . . . . . . . . . . . . . .        $24,635        $20,318              21.2 %
                                                                              =======        =======           =======
 Recurring capital expenditures: (6)
  Carpet   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   174        $   192              (9.4)%
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            292            170               7.2 %
                                                                              -------        -------           -------
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   466        $   362              28.7 %
                                                                              -------        -------           -------
 Average apartment units in service  . . . . . . . . . . . . . . . . .         16,369         15,164               7.9 %
                                                                              =======        =======           =======
 Recurring capital expenditures per unit . . . . . . . . . . . . . . .        $    28        $    24              16.7 %
                                                                              =======        =======           =======

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) Communities which reached stabilization prior to January 1, 1995.
(2) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.
(3) Communities which were sold on September 13, 1995.
(4) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.
(5) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(6) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the quarter ended March 31, 1996, rental and other revenue increased $5,693, or 17.9%, compared to the same period in the prior year, primarily as a result of increased rates for fully stabilized communities and an increase in units placed in service, partially offset by a decrease in rental and other revenue due to the sale of three communities during the third quarter of 1995. Rental and other revenue from communities stabilized since January 1, 1995, increased $1,735, or 5.9%, compared to the same period in the prior year, primarily as a result of higher rental rates. Rental and other revenue from communities stabilized during 1995 and development and lease-up communities increased $4,862, compared to the same period in the prior year, primarily due to additional units placed in service. The historical operating results include, for the three months ended March 31, 1995, revenues and expenses related to three communities sold on September 13, 1995, all of which had been previously included in the fully stabilized communities group.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased primarily due to the increase in the units placed in service from the first quarter of 1995 to the first quarter of 1996.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 37 communities and the first phase of two additional communities containing an aggregate of 14,160 units which were fully stabilized as of January 1, 1995, are summarized as follows:

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                  ---------------------------------------
                                                                                    1996            1995         % Change
                                                                                  --------        -------        --------
 Rental and other revenue  . . . . . . . . . . . . . . . . . . . . . . . .        $ 31,069        $29,334          5.9 %
 Property operating and maintenance expense
  (exclusive of depreciation and amortization)   . . . . . . . . . . . . .           9,786          9,293          5.3 %
                                                                                  --------        -------
 Revenue in excess of specified expense  . . . . . . . . . . . . . . . . .        $ 21,283        $20,041          6.2 %
                                                                                  ========        =======

 Recurring capital expenditures:(1)
  Carpet   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    174        $   171          1.8 %
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             287            110        160.9 %
                                                                                  --------        -------
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    461        $   281         64.1 %
                                                                                  ========        =======
 Recurring capital expenditures per unit (2) . . . . . . . . . . . . . . .        $     33        $    20         65.0 %
                                                                                  ========        =======
 Average economic occupancy (3)  . . . . . . . . . . . . . . . . . . . . .            95.5%          95.9%
                                                                                  ========        =======
 Average monthly rental rate per apartment
  unit(4)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    746        $   706          5.7 %
                                                                                  ========        =======
 Apartment units in service  . . . . . . . . . . . . . . . . . . . . . . .          14,160         14,160          -
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

(2) In addition to such capitalized expenditures, the Company expensed $120 and $43, per unit, on building maintenance and landscaping (inclusive of salaries) and such amounts were included in property operating and maintenance expense.

(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, including these amounts would have been 95.1% and 95.5% for the three months ended March 31, 1996 and 1995, respectively.) Concessions were $62 and $62 and employee discounts were $71 and $59, for the quarters ended March 31, 1996 and 1995, respectively.

(4) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  anticipated rental rates for unoccupied units.


During the first quarter of 1996, rental and other revenue increased due to higher rental rates with occupancy remaining relatively stable. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $494, or 5.3%, compared to the same period in the prior year, primarily as a result of ad valorem real estate taxes, which were up 13.3% as a result of increased valuations in the second quarter of 1995.

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

In this presentation, only those communities which were dilutive for the respective period are included and, accordingly, different communities may be included in different quarters.

For the three months ended March 31, 1996 and 1995, the "lease-up deficit" charged to and included in results of operations are summarized as follows:


                                                                                                      THREE MONTHS
                                                                                                          ENDED
                                                                                                        MARCH 31,
                                                                                                 -----------------------
                                                                                                   1996           1995
                                                                                                 -------        --------
 Rental and other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 574          $ 282
 Property operating and maintenance expense (exclusive of
  depreciation and amortization)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           469            450
                                                                                                   -----          -----
 Revenue in excess of specified expense  . . . . . . . . . . . . . . . . . . . . . . . . .           105           (168)
 Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           338            175
                                                                                                   -----          -----
 Lease-up deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(233)         $(343)
                                                                                                   =====          =====

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM Partners, Inc. ("RAM") and Post Asset Management, Inc. ("Post Asset Management").

The operating performance of RAM and Post Asset Management for the three months ended March 31, 1996 and 1995 are summarized as follows:

RAM PARTNERS, INC.

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                     -------------------------------------
                                                                                     1996           1995         % Change
 Property management and other revenue . . . . . . . . . . . . . . . . . .          $  660         $  528         25.0%
 Property management expense . . . . . . . . . . . . . . . . . . . . . . .             356            318         11.9%
 General and administrative expense  . . . . . . . . . . . . . . . . . . .             118            118         -
                                                                                    ------         ------       ------
 Revenue in excess of specified expense  . . . . . . . . . . . . . . . . .          $  186         $   92        102.2%
                                                                                    ======         ======       ======
 Average apartment units in service  . . . . . . . . . . . . . . . . . . .           9,906          8,321         19.0%
                                                                                    ======         ======       ======


The increase in property management revenues and expenses from 1995 to 1996 is primarily attributable to the increase in the average number and the average gross revenues of units managed.


POST ASSET MANAGEMENT

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                  ----------------------------------------
                                                                                     1996            1995        % Change
                                                                                  --------         --------      ---------
 Property management and other revenue . . . . . . . . . . . . . . . . . .         $   81          $  127        (36.2)%
 Property management expense . . . . . . . . . . . . . . . . . . . . . . .             82             100        (18.0)%
 General and administrative expense  . . . . . . . . . . . . . . . . . . .             14              20        (30.0)%
                                                                                  -------          ------       ------
 (Expense)\revenue in excess of specified revenue\expense  . . . . . . . .        $   (15)         $    7       (314.3)%
                                                                                  =======          ======       ======
 Average apartment units in service  . . . . . . . . . . . . . . . . . . .            866           1,256        (31.1)%
                                                                                  =======          ======       ======

Property management revenues and the related expenses decreased for the three months ended March 31, 1996, compared to the same period in 1995 primarily due to the reduction in the average number of apartment units managed. This reduction was primarily due to two management contracts which were cancelled effective January 1996.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three months ended March 31, 1996 and 1995 are summarized as follows:


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                     ------------------------------------
                                                                                      1996           1995        % Change
                                                                                     -------       ---------     --------
 Landscape services and other revenue  . . . . . . . . . . . . . . . . . .            $912           $814         12.0%
 Landscape services expense  . . . . . . . . . . . . . . . . . . . . . . .             667            592         12.7%
 General and administrative expense  . . . . . . . . . . . . . . . . . . .             101             96          5.2%
                                                                                      ----           ----         ----
 Revenue in excess of specified expense  . . . . . . . . . . . . . . . . .            $144           $126         14.3%
                                                                                      ====           ====         ====

The increase in landscape services revenue, landscape service expense and general and administrative expense for the three months ended March 31, 1996, compared to the same period in 1995, is primarily due to increases in landscape contracts.

OTHER INCOME AND EXPENSES

General and administrative expense increased for the three months ended March 31, 1996, compared to the same period in the prior year, primarily as a result of increased travel expenses and personnel costs.

The extraordinary item of $120 for the three months ended March 31, 1995, net of minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities decreased from $21,117 in the three months ended March 31, 1995 to $20,388 in the three months ended March 31, 1996, principally due to changes in the Company's working capital. Net cash used in investing activities decreased from $26,849 in the three months ended March 31, 1995, to $21,512 in the three months ended March 31, 1996, principally due to the decrease in construction activities relating to new development. The Company's net cash provided by (used in) financing activities decreased from $2,050 in the three months ended March 31, 1995 to $(6,501) in the three months ended March 31, 1996 due to a decrease in borrowing activity to fund development and an increase in dividends paid for the three months ended March 31, 1996.

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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




At March 31, 1996, the Company had total indebtedness of $354,431 and cash and cash equivalents of $1,383. The Company's indebtedness includes approximately $33,393 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $149,038, senior unsecured notes of $100,000 and borrowings under an unsecured line of credit of approximately $72,000.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of communities, or, possibly in connection with acquisitions of land or improved properties, Units of the Operating Partnership. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

Line Of Credit
On February 1, 1995, the Company closed a 39-month unsecured revolving line of credit (the "Revolver") in the amount of $180,000 with a bank syndicate to provide funding for future construction, acquisitions and general business obligations. Borrowings under the Revolver initially bore interest at LIBOR plus 1.50% or prime minus .25% and had a maturity date of May 1, 1998. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On March 1, 1996 the Revolver was amended to reduce the interest rate to LIBOR plus 0.95% or prime minus .25% and to extend the maturity to May 1, 1999. The amendment also provides for the rate to be adjusted up or down based on changes
in the Company's rating on senior unsecured debt.   At March 31, 1996, the
Company had $108,000 available under the Revolver to fund future development and general corporate obligations.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

Northwestern Mutual Unsecured Loans
On June 7, 1995, the Company privately placed $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company (the "NML Notes"). The NML Notes were in two tranches: the first, aggregating $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2000; and the second, aggregating $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the issuance of the NML Notes were used to reduce secured indebtedness and to pay down the Revolver. The note agreements pursuant to which the NML Notes were purchased contain representations, covenants and events of default

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

similar to those contained in the note agreement for the Revolver.




Wachovia Unsecured Loans
On September 29, 1995, the Company privately placed $50,000 of unsecured senior notes with Wachovia Bank of Georgia, N.A. (the "Wachovia Notes"). The Wachovia Notes were in two tranches: the first tranche, aggregating $25,000, will mature on September 29, 1999; the second tranche, aggregating $25,000 will mature on September 29, 2001. Both tranches bear interest at 7.15% per annum (1.10% over the corresponding treasury rate on the date such rate was set). Proceeds from the issuance of the Wachovia Notes were used to reduce indebtedness outstanding on the Revolver. The credit agreement for the notes contain representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for five bond issues, aggregating $52,675, which were reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $101,853 with respect to ten other bond issues which mature and may be refunded in 1996 through 1998. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Other Activities
During the first quarter of 1996, the Company contracted to reacquire three contiguous Atlanta apartment communities, containing 810 units, which the Company developed in the early 1980's and managed under the Post(R) brand name through mid-1993. The Company's capital investment will be approximately $48 million, or $59,000 per unit, and the transaction is expected to close during the second quarter of 1996. Following the Company's purchase, the Company intends once again to operate these three communities under the Post(R) brand name.

In addition, the Company listed in April 1996 two communities in Florida, containing a total of 596 units, for sale.


Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company, for 95% of the market price on the date of purchase.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Schedule of Indebtedness

The following table reflects the Company's indebtedness at March 31, 1996:


                                                                                              Maturity         Principal
Community                                    Location               Interest Rate             Date(1)            Balance
- -------------------------------              --------               -------------             -------------    ---------
Tax Exempt Fixed Rate (Secured)
Post Canyon . . . . . . . . . . . . . .    Atlanta, GA          7.4% +  .575%  (2)(3)           07/01/96(4)     $ 16,845
Post Corners  . . . . . . . . . . . . .    Atlanta, GA          7.4% +  .575%  (2)(3)           08/01/96(4)       14,760
Post Bridge . . . . . . . . . . . . . .    Atlanta, GA          7.5% +  .575%  (2)(3)           01/01/97(4)        9,960
Post Village (Atlanta) Gardens  . . . .    Atlanta, GA          7.5% +  .575%  (2)(3)           01/01/97(4)       14,500
Post Chase  . . . . . . . . . . . . . .    Atlanta, GA          7.5% +  .575%  (2)(3)           07/01/97(4)       12,000
Post Walk . . . . . . . . . . . . . . .    Atlanta, GA          7.5% +  .575%  (2)(3)           07/01/97(4)       15,000
Post Court  . . . . . . . . . . . . . .    Atlanta, GA          7.5% +  .575%  (2)(3)           06/01/98(4)       13,298
                                                                                                                --------
                                                                                                                  96,363
                                                                                                                --------
CONVENTIONAL FIXED RATE (SECURED)

Post Village (Atlanta) Arbors . . . . .    Atlanta, GA                  8.16%                   02/10/97           7,706
Post Summit . . . . . . . . . . . . . .    Atlanta, GA                  7.72%                   02/01/98           5,362
Post River  . . . . . . . . . . . . . .    Atlanta, GA                  7.72%                   03/01/98           5,925
                                                                                                                --------
                                                                                                                  18,993
                                                                                                                --------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford Series 1995  . . . . . . .    Atlanta, GA      "AAA" NON-AMT + .575% (2)(3)      06/01/2025           9,895
Post Valley Series 1995 . . . . . . . .    Atlanta, GA      "AAA" NON-AMT + .575% (2)(3)      06/01/2025          18,600
Post Brook Series 1995  . . . . . . . .    Atlanta, GA      "AAA" NON-AMT + .575% (2)(3)      06/01/2025           4,300
Post Village (Atlanta) Hills  . . . . .
  Series 1995 . . . . . . . . . . . . .    Atlanta, GA      "AAA" NON-AMT + .575% (2)(3)      06/01/2025           7,000
Post Mill . . . . . . . . . . . . . . .    Atlanta, GA    "AAA" NON-AMT + .575%(2)(3)         06/01/2025          12,880
                                                                                                                --------
                                                                                                                  52,675
                                                                                                                --------
CONVENTIONAL FLOATING RATE (SECURED)
Post Renaissance (Phase I and II) . . .    Atlanta, GA              LIBOR + .85%                07/01/98          14,400
                                                                                                                --------
                                                                                                                  14,400
                                                                                                                --------
SENIOR NOTES (UNSECURED)
Wachovia Bank of Georgia  . . . . . . .        N/A                      7.15%                   09/29/99          25,000
Northwestern Mutual Life  . . . . . . .        N/A                      8.21%                 06/07/2000          30,000
Wachovia Bank of Georgia  . . . . . . .        N/A                      7.15%                 09/29/2001          25,000
Northwestern Mutual Life  . . . . . . .        N/A                      8.37%                 06/07/2002          20,000
                                                                                                                --------
                                                                                                                 100,000
                                                                                                                --------
LINE OF CREDIT (UNSECURED)
Revolver  . . . . . . . . . . . . . . .        N/A        LIBOR + .95% or prime minus .25%(5)   05/01/99          72,000
                                                                                                                --------
                                                                                                                  72,000
                                                                                                                --------
TOTAL . . . . . . . . . . . . . . . . .                                                                         $354,431
                                                                                                                ========

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


- -------------------
(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties. All dates listed are final maturity dates assuming the exercise of any available extension option by the Company.
(2)  Bond financed (interest rate on bonds + credit enhancement fees).
(3) These bonds are also secured by Post Fountains at Lee Vista, Post Lake (Orlando) and the Fountains and Meadows of Post Village for which the Company has economically defeased their respective bond indebtedness.
(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.


(5) On June 4, 1996, the Company received a credit rating upgrade which further reduced the interest rate on the Revolver to LIBOR + 0.8%.


Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totalling $235,880, of which $86,842 has been economically defeased, leaving $149,038 of principal amount of tax-exempt bonds outstanding at March 31, 1996. As of March 31, 1996, $52,675 of the bonds outstanding have been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1996 through 1998. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at March 31, 1996, which the Company may reissue during the years 1996 through 2025:


                                                         DEFEASED      OUTSTANDING     TOTAL REISSUE
                                                         PORTION         PORTION         CAPACITY
                                                       ----------      -----------     -------------
                         1996                          $                 $ 31,605         $ 31,605
                                                              -
                         1997                              5,490           51,460           56,950

                         1998                             81,352           13,298           94,650

                         Thereafter                           -            52,675           52,675
                                                       ---------         --------         --------
                                                       $  86,842         $149,038         $235,880
                                                       =========         ========         ========

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Current Development Activity
The Company's communities under development or in initial lease-up are summarized in the following table:


                                                                                    ACTUAL OR     ACTUAL OR      UNITS
                                      ESTIMATED     CONSTRUCTION                    ESTIMATED     ESTIMATED     LEASED
                                     CONSTRUCTION      COST          QUARTER OF      QUARTER       QUARTER       AS OF
                            # OF         COST     EXPENDED TO DATE  CONSTRUCTION   FIRST UNITS  OF STABILIZED  APRIL 13,
METROPOLITAN AREA          UNITS    (MILLIONS)(1)  (MILLIONS)(2)    COMMENCEMENT     AVAILABLE    OCCUPANCY      1996
- -----------------          -----    ------------- ---------------  ------------    -----------  -------------  ---------
Atlanta, GA
- -----------
Post Dunwoody - phase II     328        $   23       $  21           4Q'94            3Q'95        3Q'96        292

Post Terrace                 296            25          16           2Q'95            1Q'96        4Q'96        154

Post Crest                   410            31          20           1Q'95            1Q'96        1Q'97        217

Post Collier Hills           392            31           9           4Q'95            3Q'96        4Q'97        N/A
Post Glen                    312            29           6           1Q'96            1Q'97        1Q'98        N/A
                          ------        ------       ------         ------           ------       ------       ----
                           1,738           139          72                                                      663
                          ------        ------       ------         ------           ------       ------       ----

Tampa, FL
- ---------
Post Walk at Hyde Park       134            13           3           1Q'96            4Q'96        3Q'97        N/A
                          ------        ------       ------         ------           ------       ------       ----
Charlotte, NC
- -------------
Post South Park              402            31           6           4Q'95            3Q'96        3Q'97        N/A
                          ------        ------       ------         ------           ------       ------       ----
                           2,274        $  183       $  81                                                      663
                          ======        ======       =====                                                     ----




(1) Represents estimated total development costs, including capitalized construction costs, lease-up deficits, and all construction period interest.
(2) Construction cost incurred to date includes all costs associated with the development and lease-up of the community, including interest and other start-up costs which are expensed in the Company's consolidated financial statements. These costs which were expensed amounted to approximately $329 at March 31, 1996.



The Company has also acquired a parcel in Atlanta on which it plans to build a new community. The Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county adjacent to the parcel. The Company will review its development plan for this parcel closer to completion of these improvements. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

Acquisition of assets and community improvement expenditures for the three months ended March 31, 1996 and 1995 are summarized as follows:



                                                                                                     THREE MONTHS
                                                                                                        ENDED
                                                                                                       MARCH 31,
                                                                                                 ----------------------
                                                                                                   1996          1995
                                                                                                 -------        -------
 New community development and acquisition activity  . . . . . . . . . . . . . . . . . . .       $20,706        $26,126
 Non-recurring capital expenditures:
       Vehicle access control gates  . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             69
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           136              -
 Recurring capital expenditures:
       Carpet replacements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           174            192
       Community additions and improvements  . . . . . . . . . . . . . . . . . . . . . . .           292            170
       Corporate additions and improvements  . . . . . . . . . . . . . . . . . . . . . . .           204            292
                                                                                                 -------        -------
                                                                                                 $21,512        $26,849
                                                                                                 =======        =======



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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Funds from operations is defined to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the three months ended March 31, 1996 and 1995 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                             ----------------------------
                                                                                                 1996           1995
                                                                                             -----------    -------------
 Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    10,046    $     6,003
    Extraordinary item, net of minority interest . . . . . . . . . . . . . . . . . . . . .             -            120
    Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,386          1,842
                                                                                             -----------    -----------
    Adjusted net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,432          7,965

   Depreciation and amortization (real estate assets)  . . . . . . . . . . . . . . . . . .         4,965          5,087
                                                                                             -----------    -----------
 Funds from Operations (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,397         13,052
    Recurring capital expenditures (2) . . . . . . . . . . . . . . . . . . . . . . . . . .          (466)          (362)
    Non-recurring capital expenditures (3) . . . . . . . . . . . . . . . . . . . . . . . .          (136)           (69)
    Loan amortization payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (52)           (48)
                                                                                             -----------    -----------
 Cash Available for Distribution . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    16,743    $    12,573
                                                                                             ===========    ===========
 Cash Flow Provided From (Used In):
    Operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    20,388    $    21,117
    Investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (21,512)       (26,849)

    Financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,501)         2,050

 Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,646,708     17,322,233
                                                                                             ===========    ===========
 Weighted average shares and units outstanding . . . . . . . . . . . . . . . . . . . . . .    26,785,951     22,535,331
                                                                                             ===========    ===========

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



(1) In March 1995, the National Association of Real Estate Investment
    Trusts ("NAREIT") modified the definition of FFO, among other things, to eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The modified definition of FFO became effective as of January 1, 1996. Under the previous definition, FFO for the three months ended March 31, 1996 and 1995 would have been $18,002 and $13,641, respectively. Since all companies do not calculate FFO in accordance with NAREIT'S modified definition, the Company's FFO is only comparable to those companies using NAREIT'S modified definition.


(2) Recurring capital expenditures consisted primarily of $174 and $192 of carpet replacement and $292 and $170 of other additions and improvements to existing communities for the three months ended March 31, 1996 and 1995, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $204 and $292 are excluded from the calculation of CAD for the three months ended March 31, 1996 and 1995, respectively.

(3) Non-recurring capital expenditures consisted of community additions and improvements of $136 and the addition of vehicle access control gates to communities of $69 for the three months ended March 31, 1996 and 1995, respectively.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits

         None. The registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        POST PROPERTIES, INC.




 June   , 1996                          /s/ John T. Glover
- -------------------------------         --------------------------------------
  (Date)                                John T. Glover, President,
                                        Chief Operating Officer, Treasurer
                                        and a Director
                                        (Principal Financial Officer)





June   , 1996                          /s/ R. Gregory Fox
- -------------------------------         --------------------------------------
(Date)                                R. Gregory Fox Senior Vice President,
Chief Accounting Officer