Form 10-K/A
period 1995-12-31
POST PROPERTIES INC
filed 1996-07-23
CIK 903127

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

ITEM 6.          SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     POST PROPERTIES, INC. AND PREDECESSOR

                             POST PROPERTIES, INC.

                                                                          YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                   1995            1994           1993             1992           1991
                                                 --------        --------       --------         -------        --------
                                                                         (DOLLARS IN THOUSANDS)
OPERATING DATA:
Revenue:
 Rental   . . . . . . . . . . . . . . . . . .    $133,817        $115,309       $104,482        $ 94,754        $ 85,688
 Property management (1)  . . . . . . . . . .       2,764           2,508          3,057           2,793           2,296
 Landscape services (1)   . . . . . . . . . .       4,647           3,799          3,829           2,240           1,794
 Other  . . . . . . . . . . . . . . . . . . .       3,477           3,123          2,879           2,750           2,581
                                                 --------        --------       --------        --------        --------
   Total revenue  . . . . . . . . . . . . . .     144,705         124,739        114,247         102,537          92,359
Property operating and maintenance
   expense (exclusive of depreciation
   and amortization)  . . . . . . . . . . . .      49,912          43,376         41,209          39,080          35,626
Depreciation  . . . . . . . . . . . . . . . .      20,819          20,208         19,730          19,280          19,407
Property management expenses (1)  . . . . . .       2,166           2,229          2,453           2,057           1,518
Landscape services expenses (1) . . . . . . .       3,950           3,098          3,151           1,998           1,544
Interest expense  . . . . . . . . . . . . . .      22,698          19,231         34,309          41,548          43,074
Amortization of deferred loan costs, interest
   rate protection agreement and swap gain,
   net. . . . . . . . . . . . . . . . . . . .       1,967           1,999            969           2,105           2,920
General and administrative  . . . . . . . . .       6,071           6,269          4,384           5,015           3,987

REIT formation expense  . . . . . . . . . . .           -               -          2,783               -               -
Minority interest in consolidated
   property partnership . . . . . . . . . . .         451             680            692             655             617
                                                 --------        --------       --------        --------        --------
Income (loss) before minority interest
   of unitholders, gain on sale of real
   estate assets, net of income taxes and
   extraordinary item . . . . . . . . . . .        36,671          27,649          4,567          (9,201)        (16,334)
Minority interest of unitholders in
   Operating Partnership  . . . . . . . . . .      (8,429)         (6,951)        (1,935)              -               -
Gain on sale of real estate assets, net of
   income taxes . . . . . . . . . . . . . . .       1,746           1,494              -               -               -
                                                 --------        --------       --------        --------        --------
Income (loss) before extraordinary item . . .      29,988          22,192          2,632          (9,201)        (16,334)
Extraordinary item, net of minority
   interest . . . . . . . . . . . . . . . . .        (870)(2)      (3,293) (2)    (7,855)(2)           -               -
                                                 --------        --------       --------        --------        --------
Net income (loss) . . . . . . . . . . . . . .    $ 29,118        $ 18,899       $ (5,223)       $ (9,201)       $(16,334)
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


(4) The Company considers funds from operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be an appropriate measure of the performance of an equity REIT. For periods ended prior to January 1, 1996, funds from operations was defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. Funds from operations should not be considered as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Adjustments for all periods, as applicable, consisted only of minority interest of unitholders in the Operating Partnership, gain on sale of real estate assets (net of income taxes), depreciation and amortization, amortization of deferred swap gain and extraordinary items. In March 1995, the NAREIT modified the definition of funds from operations ("FFO"), among other things, to eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The modified definition of FFO became effective for periods ended after December 31, 1995. Under the modified definition, FFO for the year ended December 31, 1995 and 1994 would have been $56,798 and $47,616 respectively. FFO presented herein (whether defined under the old or modified NAREIT definition) is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the modified NAREIT definition.


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

OTHER INCOME AND EXPENSES


Depreciation expense increased from 1993 to 1994 and from 1994 to 1995 primarily due to the completion of new communities.


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

Funds from operations and cash available for distribution for the year ended December 31, 1995 and 1994 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution


                                                                                                  Year ended
                                                                                                  December 31,
                                                                                    ----------------------------------------
                                                                                        1995          1994           1993
                                                                                    -----------    ----------     ----------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    29,118    $   18,899     $   (5,223)
     Extraordinary item, net of minority interest  . . . . . . . . . . . . . . .            870         3,293          7,855
     Gain on sale of real estate assets  . . . . . . . . . . . . . . . . . . . .         (1,746)       (2,832)             -
     Income tax related to gain on sale of real estate assets  . . . . . . . . .              -         1,338              -
     Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,429         6,951          1,935
                                                                                    -----------    ----------     ----------
        Adjusted net income. . . . . . . . . . . . . . . . . . . . . . . . . . .         36,671        27,649          4,567
        Depreciation of real estate assets . . . . . . . . . . . . . . . . . . .         20,127        19,967         19,427
        Depreciation of non-real estate assets . . . . . . . . . . . . . . . . .            692           241            303
        Amortization of deferred loan costs,
          interest rate protection agreement and swap gain, net  . . . . . . . .          1,967         1,999            969
                                                                                    -----------    ----------     ----------
 Funds from Operations (1) . . . . . . . . . . . . . . . . . . . . . . . . . . .         59,457        49,856         25,266
     Recurring capital expenditures (2)  . . . . . . . . . . . . . . . . . . . .         (2,967)       (2,599)        (2,047)
     Non-recurring capital expenditures (3)  . . . . . . . . . . . . . . . . . .         (1,287)       (1,302)          (706)
     Loan amortization payments  . . . . . . . . . . . . . . . . . . . . . . . .           (199)         (184)          (149)
                                                                                    -----------    ----------     ----------
 Cash Available for Distribution . . . . . . . . . . . . . . . . . . . . . . . .    $    55,004    $   45,771     $   22,364
                                                                                    ===========    ==========     ==========
 Cash Flow Provided From (Used In):
     Operating activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    57,362    $   43,807     $    2,412
     Investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (114,531)      (99,364)       (51,152)
     Financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .         60,885        46,508         49,647

 Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . .     18,382,299    16,847,999      7,824,311
                                                                                    ===========    ==========     ==========
 Weighted average shares and units outstanding . . . . . . . . . . . . . . . . .     23,541,639    22,125,890     13,574,767
                                                                                    ===========    ==========     ==========

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


    July 23, 1996                               John T. Glover

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


               SIGNATURE                         TITLE                                   DATE

                               *      Chairman of the Board,                        July 23, 1996
      --------------------------      Chief Executive Officer and
           John A. Williams           Director

              John T. Glover          President, Chief Operating                    July 23, 1996
      --------------------------      Officer, Treasurer, Principal
            John T. Glover            Financial Officer, and Director

              R. Gregory Fox          Senior Vice President,                        July 23, 1996
      --------------------------      Chief Accounting Officer
            R. Gregory Fox

                               *      Director                                      July 23, 1996
      --------------------------
           Arthur M. Blank

                               *      Director                                      July 23, 1996
      --------------------------
          Herschel M. Bloom

                               *      Director                                      July 23, 1996
      --------------------------
         Virginia C. Crawford

                               *      Director                                      July 23, 1996
      --------------------------
          Russell R. French

                                      Director                                      July 23, 1996
      --------------------------
        William A. Parker, Jr.

                                      Director                                      July 23, 1996
      --------------------------
              J.C. Shaw

*By:  Timothy A. Peterson
      -------------------
      Timothy A. Peterson
      Attorney-in-fact

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

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                  1995           1994           1993
                                                                              -----------    -----------     ----------
 REVENUES
  Rental   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   133,817    $   115,309     $  104,482
  Property management  . . . . . . . . . . . . . . . . . . . . . . . . . .          2,764          2,508          3,057
  Landscape services   . . . . . . . . . . . . . . . . . . . . . . . . . .          4,647          3,799          3,829
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            593            442            469
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,884          2,681          2,410
                                                                              -----------    -----------     ----------
      Total revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . .        144,705        124,739        114,247
                                                                              -----------    -----------     ----------
 EXPENSES
  Property operating and maintenance (exclusive of items
  shown separately below)  . . . . . . . . . . . . . . . . . . . . . . . .         49,912         43,376         41,209
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,819         20,208         19,730
  Property management  . . . . . . . . . . . . . . . . . . . . . . . . . .          2,166          2,229          2,453
  Landscape services   . . . . . . . . . . . . . . . . . . . . . . . . . .          3,950          3,098          3,151
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,698         19,231         34,309
  Amortization of deferred loan costs, interest rate protection agreement
      and swap gain, net  . . . . . . . . . . . . . . . . . . .  . . . . .          1,967          1,999            969
  General and administrative   . . . . . . . . . . . . . . . . . . . . . .          6,071          6,269          4,384
   REIT formation expense  . . . . . . . . . . . . . . . . . . . . . . . .              -              -          2,783
   Minority interest in consolidated property partnership  . . . . . . . .            451            680            692
                                                                              -----------    -----------     ----------
      Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        108,034         97,090        109,680
                                                                              -----------    -----------     ----------
  Income before gain on sale of real estate assets and related income tax, minority interest of unitholders in Operating Partnership
      and extraordinary item . . . . . . . . . . . . . . . . . . . . . . .         36,671         27,649          4,567
  Gain on sale of real estate assets   . . . . . . . . . . . . . . . . . .          1,746          2,832              -
  Income tax related to gain on sale of real estate assets   . . . . . . .              -         (1,338)             -
  Minority interest of unitholders in Operating   Partnership  . . . . . .
                                                                                   (8,429)        (6,951)        (1,935)
                                                                              -----------    -----------     ----------
  Income before extraordinary item   . . . . . . . . . . . . . . . . . . .         29,988         22,192          2,632
  Extraordinary item, net of minority interest of unitholders
     in Operating Partnership  . . . . . . . . . . . . . . . . . . . . . .           (870)        (3,293)        (7,855)
                                                                              -----------    -----------     ----------
  Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    29,118    $    18,899     $   (5,223)
                                                                              ===========    ===========     ==========
 PER SHARE DATA:
  Weighted average common shares outstanding   . . . . . . . . . . . . . .     18,382,299     16,847,999      7,824,311
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

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                          -----------------------------
                                                                                            1995      1994       1993
                                                                                          --------  --------   --------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 29,118  $ 18,899   $ (5,223)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Minority interest of unitholders in Operating Partnership  . . . . . . . . . . . .     8,175     5,819     (3,838)
      Gain on sale of real estate assets, net of related income tax  . . . . . . . . . .    (1,746)   (1,488)         -
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,819    20,208     19,730
      Write-off of deferred swap income  . . . . . . . . . . . . . . . . . . . . . . . .         -    (1,485)    (2,503)
      Write-off of deferred financing costs  . . . . . . . . . . . . . . . . . . . . . .     1,120     1,139      1,865
      Amortization of deferred loan costs, interest rate protection agreement and swap gain  1,967     1,999        969
   Changes in assets, (increase) decrease in:
      Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,211    (7,211)      (301)
      Organization costs and other deferred charges  . . . . . . . . . . . . . . . . . .       (90)      134          -
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,122)   (1,655)    (3,379)
   Changes in liabilities, increase (decrease) in:
      Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,171)    3,058     (6,801)
      Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . .       868     4,143      1,265
      Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . . . . .       213       247        628
                                                                                          --------  --------   --------
   Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . .    57,362    43,807      2,412
                                                                                          --------  --------   --------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Construction of real estate assets, and land acquisitions,
      net of payables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (117,120)  (99,529)   (25,733)
   Proceeds from sale of real estate assets  . . . . . . . . . . . . . . . . . . . . . .    22,645     7,493          -
   Capitalized interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,653)   (3,427)      (666)
   Recurring capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,967)   (2,599)    (2,047)
   Non-recurring capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .    (1,287)   (1,302)      (706)
   Purchase of minority interests in property partnerships . . . . . . . . . . . . . . .   (10,149)        -    (22,000)
                                                                                          --------  --------   --------
   Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . . . . .  (114,531)  (99,364)   (51,152)
                                                                                          --------  --------   --------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of financing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,614)   (1,385)      (193)
   Purchase of interest rate protection agreement  . . . . . . . . . . . . . . . . . . .         -         -     (3,265)
   Debt proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   362,196   140,122     44,692
   Debt payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (374,522) (135,886)  (221,319)
   Due to (from) shareholders and partners, net  . . . . . . . . . . . . . . . . . . . .         -         -     (3,038)
   Offering proceeds, net of underwriters discount and offering costs  . . . . . . . . .   105,278    82,681    246,585
   Proceeds from Dividend Reinvestment Plan  . . . . . . . . . . . . . . . . . . . . . .    16,171         -          -
   Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         -      3,043
   Capital distributions to unitholders or partners  . . . . . . . . . . . . . . . . . .    (9,919)   (9,545)   (12,369)
   Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (33,705)  (29,479)    (4,489)
                                                                                          --------  --------   --------
   Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . .    60,885    46,508     49,647
                                                                                          --------  --------   --------
   Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . .     3,716    (9,049)       907
   Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . .     5,292    14,341     13,434
                                                                                          --------  --------   --------
   Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . .  $  9,008  $  5,292   $ 14,341
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

INTEREST RATE PROTECTION AGREEMENTS


As discussed in Note 1, the Company used proceeds from the Initial Offering to purchase certain interest rate protection agreements (aggregate premiums amounted to $3,265) that will eliminate the Company's exposure to increases in LIBOR over 3.50% per annum and increases in TENR(R) over 3.00% per annum on its long-term debt. The agreements provide interest rate protection on variable rate long-term indebtedness up to $62,395 with maturities from six to 24 months.


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

                                 EXHIBIT INDEX


  EXHIBIT                                                                                                        PAGE
    NO.                                          DESCRIPTION                                                      NO.
  -------                                        -----------                                                     ----
  3.1*      --  Articles of Incorporation of the Company
  3.2*      --  Bylaws of the Company
 10.1**     --  Agreement of Limited Partnership of the Operating Partnership
 10.2**     --  Registration Rights and Lock-Up Agreement among the Company and the persons named therein
 10.3**     --  Employee Stock Plan
 10.4**     --  Noncompetition Agreement between the Company, the Operating Partnership  and  John A.
                Williams
 10.5**     --  Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
 10.6**     --  Employment Agreement between the Company and John A. Williams
 10.7**     --  Employment Agreement between the Company and John T. Glover
 10.8**     --  Employment Agreement between the Operating Partnership and John A. Williams
 10.9**     --  Employment Agreement between the Operating Partnership and John T. Glover
 10.10**    --  Employment Agreement between Post Services, Inc. and John A. Williams
 10.11**    --  Employment Agreement between Post Services, Inc. and John T. Glover
 10.12**    --  Option and Transfer Agreement among the Operating Partnership,  Post Services,  John  A.
                Williams and John T. Glover
 10.13**    --  Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
 10.14*     --  Form of officers and directors Indemnification Agreement
 10.15*     --  Form of Option Agreement to be entered into between the Operating  Partnership and  the owners of four parcels of undeveloped land
 10.16*     --  Profit Sharing Plan of the Company
 10.17**    --  Form of General Partner 1% Exchange Agreement
 10.18+     --  Employee Stock Purchase Plan
 10.19++    --  Dividend Reinvestment and Stock Purchase Plan
 10.20-     --  Credit Agreement dated as of February 1, 1995 among Post Apartment Homes, L.P.,  Wachovia
                Bank of Georgia, N.A., as administrative agent, First Union National Bank of Georgia,  as
                Co-Agent, and the banks listed on the signature pages thereto (the"Credit Agreement")
 10.21+++   --  First Amendment to Credit Agreement and Release of Subsidiary Guarantors  dated July 26, 1995
 10.22+++   --  Second Amendment to Credit Agreement dated October 27, 1995
 10.23+++   --  Third Amendment to Credit Agreement dated February 29, 1996
 21.1+++    --  List of Subsidiaries
 23.1       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-85712)
 23.2       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-86674)
 23.3       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-81772)
 23.4       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-85714)
 24.1       --  Power of Attorney

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