Form 10-Q
period 1996-06-30
POST PROPERTIES INC
filed 1996-08-14
CIK 903127

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                             --------------------
                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                         Commission file number 1-12080

                             --------------------

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

Yes  X   No
    ---     ---

                             --------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       21,853,940 shares of common stock outstanding as of July 31, 1996.

================================================================================

                             POST PROPERTIES, INC.

                                     INDEX

PART I   FINANCIAL INFORMATION                                                                           PAGE
                                                                                                         ----
         ITEM 1  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995  . . . . . . . . .        3

           Consolidated Statements of Operations for the three months and the six months ended
             June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

           Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
             six months ended June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5


           Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and
             1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6


           Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .        7

         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9


Part II  OTHER INFORMATION

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS  . . . . . . . . . . . . . . .       24

         Item 6   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . .       24

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

                             POST PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                              JUNE 30,        DECEMBER 31,
                                                                                1996              1995
                                                                              ---------       -----------
                                                                             (UNAUDITED)
ASSETS
 Real estate:
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  144,956         $ 118,988
   Building and improvements  . . . . . . . . . . . . . . . . . . . . .          698,931           589,869
   Furniture, fixtures and equipment  . . . . . . . . . . . . . . . . .           72,324            67,354
   Construction in progress   . . . . . . . . . . . . . . . . . . . . .          102,111           149,514
   Land held for future development   . . . . . . . . . . . . . . . . .           16,487            12,199
                                                                              ----------         ---------
                                                                               1,034,809           937,924
   Less: accumulated depreciation   . . . . . . . . . . . . . . . . . .         (167,980)         (156,824)
                                                                              ----------         ---------
     Operating real estate assets   . . . . . . . . . . . . . . . . . .          866,829           781,100
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .            1,624             9,008
 Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,127             1,146
 Deferred charges, net  . . . . . . . . . . . . . . . . . . . . . . . .            7,263             7,241
 Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,747            14,489
                                                                              ----------         ---------
     Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . .       $  892,590         $ 812,984
                                                                              ----------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  421,378         $ 349,719
 Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . .            3,425             3,965
 Dividend and distribution payable  . . . . . . . . . . . . . . . . . .           14,504            13,091
 Accounts payable and accrued expenses  . . . . . . . . . . . . . . . .           22,351            16,023
 Deferred swap income   . . . . . . . . . . . . . . . . . . . . . . . .              248               331
 Security deposits and prepaid rents  . . . . . . . . . . . . . . . . .            5,094             4,366
                                                                              ----------         ---------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .          467,000           387,495
                                                                              ----------         ---------
 Minority interest of unitholders in Operating Partnership  . . . . . .           80,551            81,865
                                                                              ----------         ---------
 Commitments and contingencies
 Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized,
     0 shares issued and outstanding  . . . . . . . . . . . . . . . . .                -                 -
     Common stock, $.01 par value, 100,000,000 authorized,
     21,774,940 and 21,577,636 shares issued and outstanding at
     June 30, 1996 and December 31, 1995, respectively  . . . . . . . .              218               216

   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . .          344,821           343,408
   Accumulated earnings   . . . . . . . . . . . . . . . . . . . . . . .                -                 -
                                                                              ----------         ---------
     Total shareholders' equity   . . . . . . . . . . . . . . . . . . .          345,039           343,624
                                                                              ----------         ---------
     Total liabilities and shareholders' equity   . . . . . . . . . . .       $  892,590         $ 812,984
                                                                              ==========         =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                      -------------------------   -------------------------
                                                          1996          1995          1996          1995
                                                      -----------   -----------   -----------   -----------
REVENUES
 Rental   . . . . . . . . . . . . . . . . . . . . .   $    39,278   $    32,795   $    75,569   $    63,877
 Property management - third party  . . . . . . . .           733           639         1,466         1,216
 Landscape services - third party   . . . . . . . .         1,309         1,340         2,221         2,149
 Interest   . . . . . . . . . . . . . . . . . . . .           110            86           239           125
 Other  . . . . . . . . . . . . . . . . . . . . . .         1,148           790         2,288         1,446
                                                      -----------   -----------   -----------   -----------
   Total revenues   . . . . . . . . . . . . . . . .        42,578        35,650        81,783        68,813
                                                      -----------   -----------   -----------   -----------

EXPENSES
 Property  operating and  maintenance (exclusive  of
      items shown separately below)   . . . . . . .        14,373        12,792        27,169        24,212
 Depreciation (real estate assets)  . . . . . . . .         5,831         5,041        10,796        10,128
 Depreciation (non-real estate assets)  . . . . . .           260           115           513           221
 Property management - third party  . . . . . . . .           480           467         1,050         1,033
 Landscape services - third party   . . . . . . . .         1,095         1,066         1,863         1,754
 Interest   . . . . . . . . . . . . . . . . . . . .         5,711         5,759        10,768        10,836
 Amortization of deferred loan costs, interest rate
   protection agreement and swap gain, net  . . . .           380           513           732           996
 General and administrative   . . . . . . . . . . .         2,005         1,185         4,017         2,760
 Minority interest in consolidated property
   partnership  . . . . . . . . . . . . . . . . . .             -           186             -           382
                                                      -----------   -----------   -----------   -----------
   Total expenses   . . . . . . . . . . . . . . . .        30,135        27,124        56,908        52,322
                                                      -----------   -----------   -----------   -----------
 Income before minority interest of unitholders in
 Operating Partnership and extraordinary item  . .        12,443         8,526        24,875        16,491
 Minority interest of unitholders in Operating
   Partnership  . . . . . . . . . . . . . . . . . .        (2,360)       (1,923)       (4,746)       (3,765)
                                                      -----------   -----------   -----------   -----------
 Income before extraordinary item   . . . . . . . .        10,083         6,603        20,129        12,726
 Extraordinary item, net of minority interest of
   unitholders in Operating Partnership  . . . . . .            -          (502)            -          (622)
                                                      -----------   -----------   -----------   -----------
   Net income   . . . . . . . . . . . . . . . . . .   $    10,083   $     6,101   $    20,129   $    12,104
                                                      ===========   ===========   ===========   ===========

PER SHARE DATA:
 Weighted average common shares outstanding   . . .    21,752,876    17,685,361    21,700,779    17,504,808
                                                      ===========   ===========   ===========   ===========
 Income before extraordinary item   . . . . . . . .   $      0.46   $      0.37   $      0.93   $      0.73
                                                      ===========   ===========   ===========   ===========
 Net income   . . . . . . . . . . . . . . . . . . .   $      0.46   $      0.34   $      0.93   $      0.69
                                                      ===========   ===========   ===========   ===========
 Dividends declared   . . . . . . . . . . . . . . .   $      0.54   $      0.49   $      1.08   $      0.98
                                                      ===========   ===========   ===========   ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       ADDITIONAL
                                                            COMMON      PAID-IN     ACCUMULATED
                                                            STOCK       CAPITAL       EARNINGS      TOTAL
                                                           --------    ----------   -----------   ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, DECEMBER 31, 1995   . . . . . . . . . . .      $    216    $  343,408      $     -    $ 343,624

  Proceeds from Dividend Reinvestment and
    Employee Stock Purchase Plans   . . . . . . . . .             1         4,202            -        4,203

  Conversion of units to shares                                   1            (1)           -            -

  Adjustment to capital contributions for minority
    interest of unitholders in Operating Partnership.                         535            -          535

  Net income  . . . . . . . . . . . . . . . . . . . .             -             -       20,129       20,129

  Dividends paid  . . . . . . . . . . . . . . . . . .             -        (1,647)     (10,047)     (11,694)

  Dividends declared  . . . . . . . . . . . . . . . .             -        (1,676)     (10,082)     (11,758)
                                                           --------    ----------      -------   ----------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, JUNE 30, 1996   . . . . . . . . . . . . .      $    218    $  344,821      $     -    $ 345,039
                                                           ========    ==========      =======    =========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              POST PROPERTIES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   ------------------------
                                                                                      1996          1995
                                                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   20,129    $   12,104
 Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest of unitholders in Operating Partnership  . . . . . . . . .         4,746         3,765
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,309        10,349
   Write-off of deferred financing costs  . . . . . . . . . . . . . . . . . . .             -           804
   Amortization of deferred loan costs, interest rate protection agreement
     and swap gain, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           732           996
 Changes in assets, (increase) decrease in:
   Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19         6,954
   Deferred charges   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           (90)
   Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,428)       (5,390)
 Changes in liabilities, increase (decrease) in:
   Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . .          (540)         (302)
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . .         7,713         4,495
   Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . .           728           352
   Minority interest of unitholders in Operating Partnership  . . . . . . . . .             -          (181)
                                                                                   ----------    ----------
 Net cash provided by operating activities  . . . . . . . . . . . . . . . . . .        43,408        33,856
                                                                                   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction and acquisition of real estate assets, net of payables  . . . . .       (93,755)      (62,822)
  Capitalized interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,909)       (2,926)
 Recurring capital expenditures   . . . . . . . . . . . . . . . . . . . . . . .        (1,392)         (766)
  Corporate additions and improvements  . . . . . . . . . . . . . . . . . . . .          (339)         (407)
 Non-recurring capital expenditures   . . . . . . . . . . . . . . . . . . . . .          (775)         (685)
                                                                                   ----------    ----------
 Net cash (used in) investing activities  . . . . . . . . . . . . . . . . . . .       (98,170)      (67,606)
                                                                                   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of financing costs   . . . . . . . . . . . . . . . . . . . . . . . . .          (924)         (881)
 Debt proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       123,364       239,297
 Debt payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (51,705)      180,560)
 Capital distributions to unitholders   . . . . . . . . . . . . . . . . . . . .        (5,293)       (4,882)
 Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans  . . . .         4,203        12,576
 Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (22,267)      (16,288)
                                                                                   ----------    ----------
 Net cash provided by financing activities  . . . . . . . . . . . . . . . . . .        47,378        49,262
                                                                                   ----------    ----------
 Net (decrease) increase in cash and cash equivalents   . . . . . . . . . . . .        (7,384)       15,512
                                                                                   ----------    ----------
 Cash and cash equivalents, beginning of period   . . . . . . . . . . . . . . .         9,008         5,292
                                                                                   ----------    ----------
 Cash and cash equivalents, end of period   . . . . . . . . . . . . . . . . . .    $    1,624    $   20,804
                                                                                   ==========    ==========

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

     The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

     BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1995.

 2.  EXTRAORDINARY ITEM

     The extraordinary item for the three and six months ended June 30, 1995 resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item is net of minority interest of unitholders of $146 and $181, respectively, calculated on the basis of weighted average units and shares outstanding for the period.


 3.  EARNINGS PER SHARE

     Primary earnings per share for income before extraordinary item and net income has been computed by dividing income before extraordinary item and net income by the weighted average number of shares outstanding. This method derives the same per share information as the "two-class" method prescribed for REITs. The weighted average numbers of shares outstanding utilized in the calculations are 21,752,876 and 17,685,361 for the three months ended June 30, 1996 and 1995, respectively and 21,700,779 and 17,504,808 for the six months ended June 30, 1996 and 1995, respectively.

     The non-recurring extraordinary items recognized in the three and six months ended June 30, 1995 had the effect of reducing primary earnings per share by $.03 and $.04, respectively, based on the weighted average number of shares outstanding.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.    SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash investing and financing activities for the three months ended June 30, 1996 and 1995 are as follows:

        (a) During the six months ended June 30, 1996 and 1995, holders of 54,400 and 96,576 units, respectively, in Post Apartment Homes, L.P. (the Operating Partnership) exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. The net effect of these conversions and adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans was a reclassification decreasing minority interest and increasing shareholders' equity in the amount of $535 for the six months ended June 30, 1996 and a reclassification increasing minority interest and decreasing shareholders equity in the amount of $13 for the six months ended June 30, 1995.

        (b) The Operating Partnership committed to distribute $14,504 and $11,211 for the quarters ended June 30, 1996 and 1995, respectively. As a result, the Company declared a dividend of $.54 and $.49 per common share or $11,758 and $8,693 for the quarters ended June 30, 1996 and 1995, respectively. The remaining distributions from the Operating Partnership in the amount of $2,746 and $2,518, respectively, will be or were distributed to minority interest unitholders in the Operating Partnership.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc.

As of June 30, 1996, there were 26,859,783 units in the Operating Partnership outstanding, of which 21,774,940, or 81.1%, were owned by the Company and 5,084,843, or 18.9% were owned by other limited partners (including certain officers and directors of the Company).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND 1995

The Company recorded net income of $20,129, for the six months ended June 30, 1996, an increase of $8,025 over the prior corresponding period primarily as a result of increased rental rates for fully stabilized communities and an increase in apartment units placed in service.

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

Currently, the Company's portfolio of apartment communities consists of thirty-seven communities and the first phase of two additional communities which were completed and stabilized for all of the current and prior year, three communities and the second phase of an existing community which achieved full stabilization during the prior year, four communities and the second phase of an existing community which reached stabilization during 1996, one community which was acquired during 1996 and six communities in the development or lease-up stage.

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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

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

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and six months ended June 30, 1996 and 1995 is summarized as follows:

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JUNE 30,                            JUNE 30,
                                            -----------------------------       ------------------------------
                                              1996     1995      % CHANGE         1996       1995     % CHANGE
                                            -------  -------     --------       -------    -------    --------
Rental and other revenue:
  Fully stabilized communities (1). . .     $31,500  $29,880        5.4%        $62,569    $59,214       5.7%
  Communities stabilized during 1995. .       2,351    1,518       54.9%          4,647      2,279     103.9%
  Acquired comminities (2). . . . . . .       1,115        -       N/A            1,115          -      N/A
  Development and lease-up
    communities (3) . . . . . . . . . .       4,802      490       N/A            8,179        540      N/A
  Sold communities (4)  . . . . . . . .           -    1,034       N/A                -      2,083      N/A
  Other revenue (5) . . . . . . . . . .         658      663      (0.8)%          1,347      1,207      11.6%
                                            -------  -------                    -------    -------
                                             40,426   33,585      20.4%          77,857     65,323      19.2%
                                            -------  -------                    -------    -------
Property operating and maintenance
expense (exclusive of depreciation
and amortization):
 Fully stabilized communities . . . . .      10,782   10,491        2.8%         20,568     19,784       4.0%
 Communities stabilized during 1995 . .         674      505       33.5%          1,289        902      42.9%
 Acquired comminities   . . . . . . . .         342        -       N/A              342          -      N/A
 Development and lease-up
   communities  . . . . . . . . . . . .       1,699      521       N/A            3,203        844      N/A
 Sold communities   . . . . . . . . . .           -      479       N/A                -        894      N/A
 Other expenses (6) . . . . . . . . . .         876      796       10.1%          1,767      1,788      (1.2)%
                                            -------  -------                    -------    -------
                                             14,373   12,792       12.4%         27,169     24,212      12.2%
                                            -------  -------                    -------    -------
Revenue in excess of specified
   expense  . . . . . . . . . . . . . .     $26,053  $20,793       25.3%        $50,688    $41,111      23.3%
                                            =======  =======                    =======    =======
Recurring capital expenditures: (7)
   Carpet . . . . . . . . . . . . . . .     $   236  $   241       (2.1)%       $   410    $   433      (5.3)%
   Other  . . . . . . . . . . . . . . .         690      163      323.3%            982        333     194.9%
                                            -------  -------                    -------    -------
   Total  . . . . . . . . . . . . . . .     $   926  $   404      129.2%        $ 1,392    $   766      81.7%
                                            -------  -------                    =======    =======
Average apartment units in service  . .      17,155   15,665        9.5%         16,856     15,468       9.0%
                                            =======  =======                    =======    =======
Recurring capital expenditures per
   apartment unit . . . . . . . . . . .     $    54  $    26      107.7%        $    83    $    50      66.0%
                                            =======  =======                    =======    =======

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

(1) Communities which reached stabilization prior to January 1, 1995.
(2) On May 7, 1996, the Company reacquired three contiguous Atlanta apartment communities containing a total of 810 units which the Company now operates as a single community.
(3) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.
(4) Three communities, containing 568 units, which were sold on September 13, 1995. (5) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.
(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the three and six months ended June 30, 1996, rental and other revenue increased $6,841, or 20.4% and $12,534, or 19.2%, respectively, compared to the same period in the prior year, primarily as a result of increased rates for fully stabilized communities, an increase in units placed in service and the acquisition of a community, partially offset by a decrease in rental and other revenue due to the sale of three communities during the third quarter of 1995. For the three and six months ended June 30, 1996, rental and other revenue from communities stabilized prior to January 1, 1995, increased $1,620, or 5.4% and $3,355, or 5.7%, respectively, compared to the same periods in the prior year, primarily as a result of higher rental rates. For the three and six months ended June 30, 1996, rental and other revenue from communities stabilized during 1995, development and lease-up communities and acquired communities increased, in the aggregate, $6,260 and $11,122, respectively, compared to the same periods in the prior year, primarily due to additional units placed in service through the development and acquisition of communities. The historical operating results include, for the six months ended June 30, 1995, revenues and expenses related to three communities sold on September 13, 1995, all of which had previously been included in the fully stabilized communities group.

For the six months ended June 30, 1996, property operating and maintenance expenses (exclusive of depreciation and amortization) increased, compared to the same period in the prior year, primarily due to the increase in the units placed in service through the development and acquisition of communities.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 37 communities and the first phase of two additional communities containing an aggregate of 14,160 units which were fully stabilized as of January 1, 1995, are summarized as follows:

                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       JUNE 30,                             JUNE 30,
                                            -----------------------------        ------------------------------
                                              1996      1995     % CHANGE         1996       1995     % CHANGE
                                            -------   -------    --------        -------    -------   ---------
Rental and other revenue  . . . . . . . .   $31,500   $29,880       5.4%         $62,569    $59,214      5.7%
Property operating and maintenance
 expense (exclusive of depreciation and
 amortization)  . . . . . . . . . . . . .    10,782    10,491       2.8%          20,568     19,784      4.0%
                                            -------   -------                    -------    -------
Revenue in excess of specified expense  .   $20,718   $19,389       6.9%         $42,001    $39,430      6.5%
                                            =======   =======                    =======    =======

Recurring capital expenditures: (1)
 Carpet   . . . . . . . . . . . . . . . .   $   231   $   229       0.9%         $   405    $   400      1.3%
 Other  . . . . . . . . . . . . . . . . .       651       153     325.5%             938        263    256.7%
                                            -------   -------                    -------    -------
   Total  . . . . . . . . . . . . . . . .   $   882   $   382     130.9%         $ 1,343    $   663    102.6%
                                            =======   =======                    =======    =======

Recurring capital expenditures per
   apartment unit (2) . . . . . . . . . .   $    62   $    27     129.6%         $    95    $    47    102.1%
                                            =======   =======                    =======    =======
Average economic occupancy (3)  . . . . .      95.7%     96.1%                      95.5%      96.0%
                                            =======   =======                    =======    =======
Average monthly rental rate per
  apartment unit (4)  . . . . . . . . . .   $   752   $   717       4.9%         $   749    $   712      5.2%
                                            =======   =======                    =======    =======
Apartment units in service  . . . . . . .    14,160    14,160                     14,160     14,160
                                            =======   =======                    =======    =======


(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

(2) In addition to such capitalized expenditures, the Company expensed $160 and $280 per unit on building maintenance (inclusive of direct salaries) and $72 and $115 per unit on landscaping (inclusive of direct salaries) for the three and six months ended June 30, 1996, respectively.

(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, including these amounts would have been 95.2% and 95.6% and 95.0% and 95.5% for the three and six months ended June 30, 1996 and 1995, respectively.) For the three month period ended June 30, 1996 and 1995, concessions were $81 and $79 and employee discounts were $65 and $63, respectively. Concessions were $143 and $141 and employee discounts were $136 and $122, for the six months ended June 30, 1996 and 1995, respectively.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

(4) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.

For the three and six months ended June 30, 1996, rental and other revenue increased, compared to the same periods in the prior year, due to higher rental rates. For the three and six months ended June 30, 1996, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $291, or 2.8%, and $784, or 4.0%, respectively, compared to the same period in the prior year, primarily as a result of an increase in ad valorem real estate taxes.

The increase in recurring capital expenditures per apartment unit for the three and six months ended June 30, 1996, compared to the same period in the prior year, is primarily due to the refurbishment of leasing offices and other common areas within the communities.

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

For the quarters ended March 31 and June 30, 1996, the "lease-up deficit" charged to and included in results of operations is summarized as follows:


                                                                                                   SIX MONTHS
                                                                                                      ENDED
                                                                                                  JUNE 30, 1996
                                                                                               ------------------
                                                                                               QTR 1        QTR 2
                                                                                               -----        -----
Rental and other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 574         $294
Property operating and maintenance expense (exclusive of
 depreciation and amortization)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        469          189
                                                                                               -----         ----
Revenue in excess of specified expense  . . . . . . . . . . . . . . . . . . . . . . . . .        105          105
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        338          196
                                                                                               -----         ----
Lease-up deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(233)        $(91)
                                                                                               =====         ====

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM Partners, Inc. ("RAM") and Post Asset Management, Inc. ("Post Asset Management").

The operating performance of RAM and Post Asset Management for the three and six months ended June 30, 1996 and 1995 is summarized as follows:


RAM PARTNERS, INC.                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                             -----------------------------     ------------------------------
                                              1996      1995      % CHANGE      1996       1995      % CHANGE
                                             ------    ------     --------     ------     ------     --------
Property management and other
  revenue . . . . . . . . . . . . . . .      $  649    $  531      22.2%       $1,309     $1,059       23.6%
Property management expense . . . . . .         297       264      12.5%          653        582       12.2%
General and administrative expense  . .         113       104       8.7%          231        223        3.6%
                                             ------    ------                  ------     ------
Revenue in excess of specified
  expense . . . . . . . . . . . . . . .      $  239    $  163      46.6%       $  425     $  254       67.3%
                                             ======    ======                  ======     ======
Average apartment units managed . . . .       9,814     9,440       4.0%        9,829      9,440        4.1%
                                             ======    ======                  ======     ======

The increase in property management revenues and expenses from each of the 1995 to 1996 periods is primarily attributable to the increase in the average number and the average gross revenues of units managed.



POST ASSET MANAGEMENT                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                             -----------------------------     ------------------------------
                                              1996      1995      % CHANGE      1996       1995      % CHANGE
                                             ------    ------     --------     ------     ------     --------
Property management and other
  revenue . . . . . . . . . . . . . . .       $ 88     $  130      (32.3)%      $169      $  256      (34.0)%
Property management expense . . . . . .         60         85      (29.4)%       142         194      (26.8)%
General and administrative expense  . .         11         14      (21.4)%        25          34      (26.5)%
                                              ----     ------                   ----      -------
Revenue in excess of specified
   expense  . . . . . . . . . . . . . .       $ 17     $   31      (45.2)%      $  2      $   28      (92.9)%
                                              ====     ======                   ====      ======
Average apartment units manged  . . . .        866      1,256      (31.1)%       866       1,256      (31.1)%
                                              ====     ======                   ====      ======


Property management revenues and the related expenses decreased for each of the periods in 1996, compared to the same periods in 1995, primarily due to the reduction in the average number of apartment units managed. This reduction was primarily due to two management contracts which were cancelled effective January 1996. The Company expects income from Post Asset Management to continue to decline as contracts are cancelled and not replaced.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three and six months ended June 30, 1996 and 1995 is summarized as follows:

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                             -----------------------------     ------------------------------
                                              1996      1995      % CHANGE      1996       1995      % CHANGE
                                             ------    ------     --------     ------     ------     --------
Landscape services and other
 revenue  . . . . . . . . . . . . . . .      $1,356    $1,342        1.0%      $2,268     $2,156        5.2%

Landscape services expense  . . . . . .         991       884       12.1%       1,658      1,476       12.3%

General and administrative expense  . .         104       182      (42.9)%        205        278      (26.3)%
                                             ------    ------                  ------     ------

Revenue in excess of specified
  expense . . . . . . . . . . . . . . .      $  261    $  276       (5.4)%     $  405     $  402        0.8%
                                             ======    ======                  ======     ======


The increase in landscape services revenue and landscape service expense for each of the periods ended June 30, 1996, compared to the same period in 1995, is primarily due to increases in landscape contracts.

OTHER INCOME AND EXPENSES

General and administrative expense increased for the three and six months ended June 30, 1996, compared to the same period in the prior year, primarily as a result of increased travel expenses and personnel costs.

The extraordinary item of $502 and $622 for the three and six months ended June 30, 1995, respectively, net of minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $33,856 for the six months ended June 30, 1995 to $43,408 for the six months ended June 30, 1996, principally due to an increase in the Company's net income. Net cash used in investing activities increased from $67,606 in the six months ended June 30, 1995 to $98,170 in the six months ended June 30, 1996, principally due to the increase in construction activities relating to new development and acquisition of new communities. The Company's net cash provided by financing activities decreased from $49,262 in the six months ended June 30, 1995 to $47,378 in the six months ended June 30, 1996 due to decrease in cash proceeds from the Dividend Reinvestment Plan and an increase in dividends paid offset by an increase in net borrowing activity to fund development for the six months ended June 30, 1996.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

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

At June 30, 1996, the Company had total indebtedness of $421,378 and cash and cash equivalents of $1,624. The Company's indebtedness includes approximately $33,340 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $149,038, senior unsecured notes of $100,000 and borrowings under an unsecured line of credit of approximately $139,000.

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

Line Of Credit
On February 1, 1995, the Company closed a 39-month unsecured revolving line of credit (the "Revolver") in the amount of $180,000 with a bank syndicate to provide funding for future construction, acquisitions and general business obligations. Borrowings under the Revolver initially bore interest at LIBOR plus 1.50% or prime minus .25% and had a maturity date of May 1, 1998. On March 1, 1996, the Revolver was amended to reduce the interest rate to LIBOR plus 0.95% or prime minus .25% and to extend the maturity to May 1, 1999. The amendment also provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. On June 4, 1996, the rating on the Company's senior unsecured debt by Standard and Poor's was raised to BBB+ which further reduced the interest rate on the Revolver to its current rate of LIBOR plus .80% or prime minus .25%. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

At June 30, 1996, the Company had $41,000 available under the Revolver to fund future development and general corporate obligations.

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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

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

Other Activities
During the second quarter of 1996, the Company reacquired three contiguous Atlanta apartment communities, containing 810 units, which the Company developed in the early 1980's and managed under the Post(R) brand name through mid-1993. The Company's capital investment, after capital improvements, will be approximately $48 million, or $59,000 per unit. The Company is operating these communities as one under the name Post Creek(TM) .

In addition, the Company listed in April 1996 two communities in Florida, containing a total of 596 units, for sale. On July 19, 1996, one of the communities, containing 180 units, was sold.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company for 95% of the market price on the date of purchase.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

Schedule of Indebtedness

The following table reflects the Company's indebtedness at June 30, 1996:


                                                                                            MATURITY         PRINCIPAL
COMMUNITY                                 LOCATION               INTEREST RATE               DATE(1)          BALANCE
=====================================    ===========   ================================  ==============      =========
TAX EXEMPT FIXED RATE (SECURED)

Post Canyon(R)  . . . . . . . . . . .    Atlanta, GA       7.4% +  .575%(2)(3)           07/01/96(4)(5)      $ 16,845

Post Corners(R) . . . . . . . . . . .    Atlanta, GA       7.4% +  .575%(2)(3)           08/01/96(4)(6)        14,760

Post Bridge(R)  . . . . . . . . . . .    Atlanta, GA       7.5% +  .575%(2)(3)           01/01/97(4)            9,960

Post Village(R) (Atlanta) Gardens . .    Atlanta, GA       7.5% +  .575%(2)(3)           01/01/97(4)           14,500

Post Chase(R) . . . . . . . . . . . .    Atlanta, GA       7.5% +  .575%(2)(3)           07/01/97(4)           12,000

Post Walk(R)  . . . . . . . . . . . .    Atlanta, GA       7.5% +  .575%(2)(3)           07/01/97(4)           15,000

Post Court(R) . . . . . . . . . . . .    Atlanta, GA       7.5% +  .575%(2)(3)           06/01/98(4)           13,298
                                                                                                             --------
                                                                                                               96,363
                                                                                                             --------

CONVENTIONAL FIXED RATE (SECURED)

Post Village(R) (Atlanta) Arbors  . .    Atlanta, GA               8.16%                   02/10/97             7,684

Post Summit(R)  . . . . . . . . . . .    Atlanta, GA               7.72%                   02/01/98             5,347

Post River(R) . . . . . . . . . . . .    Atlanta, GA               7.72%                   03/01/98             5,909
                                                                                                             --------
                                                                                                               18,940
                                                                                                             --------

TAX EXEMPT FLOATING RATE (SECURED)

Post Ashford(R) Series 1995 . . . . .    Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)       06/01/2025             9,895

Post Valley(R) Series 1995  . . . . .    Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)       06/01/2025            18,600

Post Brook(R) Series 1995 . . . . . .    Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)       06/01/2025             4,300

Post Village(R) (Atlanta) Hills
  Series 1995 . . . . . . . . . . . .    Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)       06/01/2025             7,000

Post Mill(R)  . . . . . . . . . . . .    Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)       06/01/2025            12,880
                                                                                                             --------
                                                                                                               52,675
                                                                                                             --------

CONVENTIONAL FLOATING RATE (SECURED)

Post Renaissance(R) (Phase I and II)     Atlanta, GA           LIBOR + .55%                07/01/98            14,400
                                                                                                             --------
                                                                                                               14,400
                                                                                                             --------
SENIOR NOTES (UNSECURED)

Wachovia Bank of Georgia  . . . . . .        N/A                   7.15%                   09/29/99            25,000

Northwestern Mutual Life  . . . . . .        N/A                   8.21%                 06/07/2000            30,000

Wachovia Bank of Georgia  . . . . . .        N/A                   7.15%                 09/29/2001            25,000

Northwestern Mutual Life  . . . . . .        N/A                   8.37%                 06/07/2002            20,000
                                                                                                             --------
                                                                                                              100,000
                                                                                                             --------

LINE OF CREDIT (UNSECURED)

Revolver  . . . . . . . . . . . . . .        N/A        LIBOR + .80% or prime minus .25%   05/01/99           139,000
                                                                                                             --------
                                                                                                              139,000
                                                                                                             --------
TOTAL . . . . . . . . . . . . . . . .                                                                        $421,378
                                                                                                             ========

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties. All dates listed are final maturity dates assuming the exercise of any available extension option by the Company.
(2) Bond financed (interest rate on bonds + credit enhancement fees).
(3) These bonds are also secured by Post Fountains at Lee Vista(R), Post
    Lake(R) (Orlando) and the Fountains and Meadows of Post Village(R) for which the Company has economically defeased their respective bond indebtedness.
(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(5) On July 1, 1996, this bond was refunded with an issue having a maturity of June 1, 2025 and an interest rate of SunTrust Bank, Atlanta Non-ATM "AAA" tax free rate plus a credit enhancement fee of .575%.
(6) On August 1, 1996, this bond was refunded with an issue having a maturity of June 1, 2025 and an interest rate of SunTrust Bank, Atlanta Non-ATM "AAA" tax free rate plus a credit enhancement fee of .575%.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totalling $235,880, of which $86,842 has been economically defeased, leaving $149,038 of principal amount of tax-exempt bonds outstanding at June 30, 1996. As of June 30, 1996, $52,675 of the bonds outstanding have been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1996 through 1998. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at June 30, 1996, which the Company may reissue during the years 1996 through 2025:



                                           DEFEASED      OUTSTANDING     TOTAL REISSUE
                                           PORTION         PORTION          CAPACITY
                                           -------       -----------     -------------
                 1996 (1)                  $               $ 31,605         $ 31,605
                                                -
                 1997                        5,490           51,460           56,950

                 1998                       81,352           13,298           94,650

                 Thereafter                     -            52,675           52,675
                                           -------         --------         --------

                                           $86,842         $149,038         $235,880
                                           =======         ========         ========


(1) 1996 amounts include Post Canyon and Post Corners bonds which matured and were reissued on July 1, 1996 and August 1, 1996, respectively.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

Current Development Activity
The Company's communities under development or in initial lease-up are summarized in the following table:


                                                        CONSTRUCTION                    ACTUAL OR      ACTUAL OR       UNITS
                                            ESTIMATED       COST                        ESTIMATED      ESTIMATED       LEASED
                                           CONSTRUCTION   EXPENDED       QUARTER OF      QUARTER        QUARTER        AS OF
                                  # OF       COST (1)    TO DATE (2)    CONSTRUCTION   FIRST UNITS   OF STABILIZED   AUGUST 3,
METROPOLITAN AREA                UNITS     (MILLIONS)    (MILLIONS)     COMMENCEMENT    AVAILABLE      OCCUPANCY        1996
- -----------------                -----    ------------  ------------    ------------    ---------      ---------       -----

Atlanta, GA
Post Terrace(R)                    296        $ 25          $ 21           2Q'95          1Q'96         4Q'96          258
Post Crest(R)                      410          31            24           1Q'95          1Q'96         1Q'97          332
Post Collier Hills(TM)             392          31            10           4Q'95          4Q'96         4Q'97          n/a
Post Glen(R)                       312          29             7           1Q'96          1Q'97         1Q'98          n/a
                                 -----        ----          ----                                                       ---
                                 1,410         116            62                                                       590
                                 -----        ----          ----                                                       ---

Tampa, FL

Post Walk at Hyde Park(TM)         134          13             3           1Q'96          4Q'96         3Q'97          n/a
                                 -----        ----          ----                                                       ---

Charlotte, NC

Post Park at Phillips Place(TM)    402          31             8           4Q'95          4Q'96         4Q'97          n/a
                                 -----        ----          ----                                                       ---

                                 1,946        $160          $ 73                                                       590
                                 =====        ====          ====                                                       ===




(1) Represents estimated total development costs, including capitalized construction costs, lease-up deficits, and all construction period interest.
(2) Construction cost incurred to date includes all costs associated with the development and lease-up of the community, including interest and other start-up costs which are expensed in the Company's consolidated financial statements. These costs which were expensed amounted to approximately $359 at June 30, 1996.


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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

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

Acquisition of assets and community improvement expenditures for the six months ended June 30, 1996 and 1995 are summarized as follows:



                                                                                                      SIX MONTHS
                                                                                                         ENDED
                                                                                                       JUNE 30,
                                                                                                ----------------------
                                                                                                  1996           1995
                                                                                                -------        -------
New community development and acquisition activity  . . . . . . . . . . . . . . . . . . .       $95,664        $65,748
Non-recurring capital expenditures:
      Vehicle access control gates  . . . . . . . . . . . . . . . . . . . . . . . . . . .            32            323
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           743            362

Recurring capital expenditures:
      Carpet replacements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           410            433
      Community additions and improvements  . . . . . . . . . . . . . . . . . . . . . . .           982            333
      Corporate additions and improvements  . . . . . . . . . . . . . . . . . . . . . . .           339            407
                                                                                                -------        -------
                                                                                                $98,170        $67,606
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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)

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

FFO and CAD for the six months ended June 30, 1996 and 1995 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 -------------------------
                                                                                    1996           1995
                                                                                 ----------     ----------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   20,129     $   12,104
 Extraordinary item, net of minority interest . . . . . . . . . . . . . . . . .           -            622
 Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,746          3,765
                                                                                 ----------     ----------
  Adjusted net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,875         16,491
 Depreciation (real estate assets). . . . . . . . . . . . . . . . . . . . . . .      10,796         10,128
                                                                                 ----------     ----------
Funds from Operations (1) . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,671         26,619
 Recurring capital expenditures (2) . . . . . . . . . . . . . . . . . . . . . .      (1,392)          (766)
 Non-recurring capital expenditures (3) . . . . . . . . . . . . . . . . . . . .        (775)          (685)
 Loan amortization payments . . . . . . . . . . . . . . . . . . . . . . . . . .        (105)          (103)
                                                                                 ----------     ----------
Cash Available for Distribution . . . . . . . . . . . . . . . . . . . . . . . .  $   33,399     $   25,065
                                                                                 ==========     ==========
Cash Flow Provided By (Used In):
 Operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   43,408     $   33,856
 Investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (67,606)       (98,170)
 Financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      47,378         49,262

Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . .  21,700,779     17,504,808
                                                                                 ==========     ==========
Weighted average shares and units outstanding . . . . . . . . . . . . . . . . .  26,818,135     22,684,488
                                                                                 ==========     ==========

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)



(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

(2) Recurring capital expenditures consisted primarily of $410 and $433 of carpet replacement and $982 and $333 of other additions and improvements to existing communities for the six months ended June 30, 1996 and 1995, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $339 and $407 are excluded from the calculation of CAD for the six months ended June 30, 1996 and 1995, respectively.

(3) Non-recurring capital expenditures consisted of community additions and improvements of $743 and $362, for the six months ended June 30, 1996 and 1995, respectively, and the addition of vehicle access control gates to communities of $32 and $323 for the six months ended June 30, 1996 and 1995, respectively.

                           PART II. OTHER INFORMATION

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company's annual meeting of shareholders was held on May 16, 1996. The following matters were voted upon and the results of voting were as follows:

                 To elect two directors to serve until the 1999 annual meeting of shareholders or until their successors are duly elected and qualified. The nominees, Messrs. French and Williams were elected to the Company's board of directors to serve until the 1999 annual meeting of shareholders. There were 18,281,310 votes for and 42,234 votes withheld for Messr. French and 18,281,360 votes for and 42,184 votes withheld for Messr. Williams.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

27.     Financial Data Schedule (for SEC filing purposes only)

        The registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the six months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       POST PROPERTIES, INC.




                                       /s/ John T. Glover
                                       ------------------------------------
August 14, 1996                        John T. Glover, President,
- ---------------                        Chief Operating Officer, Treasurer
     (Date)                            and a Director
                                       (Principal Financial Officer)






                                       /s/ R. Gregory Fox
                                       ------------------------------------
August 14, 1996                        R. Gregory Fox
- ---------------                        Senior Vice President, Chief
     (Date)                            Accounting Officer