Form 10-K
period 1996-12-31
POST PROPERTIES INC
filed 1997-03-28
CIK 903127

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       __________________________________

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                         COMMISSION FILE NUMBER 1-12080
                       __________________________________

                             POST PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

             Georgia                                        58-1550675
             -------                                        ----------
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

                       __________________________________

          Securities registered pursuant to section 12(b) of the Act:


                                            NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                     WHICH REGISTERED
         -------------------                     ----------------

     Common Stock, $.01 par value           New York Stock Exchange
8 1/2% Series A Cumulative Redeemable
  Preferred Shares, $.01 par value          New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None
                       __________________________________

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [x]     NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 21, 1997 was approximately $853,446,667. As of February 21, 1997, there were 21,953,612 shares of common stock, $.01 par value, outstanding.
                     __________________________________

                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 22, 1997 are incorporated by reference in Part III.

===============================================================================

                             POST PROPERTIES, INC.

                               TABLE OF CONTENTS


                             FINANCIAL INFORMATION


  ITEM                                                                                                   PAGE
   NO.                                                                                                    NO.
   ---                                                                                                    ---
          PART I

   1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

   2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7

   3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

   4.       Submission of Matters to a Vote of Security holders   . . . . . . . . . . . . . . . . .        10

   X.       Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . .        10


          PART II

   5.       Market Price of the Registrant's Common Stock and Related Stockholder Matters . . . . .        13

   6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

   7.       Management's Discussion and Analysis of Financial Condition . . . . . . . . . . . . . .        17

   8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .        29

   9.       Changes in and Disagreements with Accountants on Accounting . . . . . . . . . . . . . .        29


          PART III

   10.      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . .        29

   11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29

   12.      Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . .        29

   13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . .        29



          PART IV

   14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K . . . . . . . . . . .        30

                                     PART I

ITEM 1.    BUSINESS
                                  THE COMPANY

The Company is one of the largest developers and operators of upscale multifamily apartment communities in the Southeastern United States. The Company currently owns 49 stabilized communities (the "Communities") containing 17,930 apartment units located primarily in metropolitan Atlanta, Georgia and Tampa, Florida. In addition, the Company currently has under construction or in initial lease-up nine new communities and additions to two existing communities in the Atlanta, Tampa, Nashville and Charlotte metropolitan areas that will contain an aggregate of 3,271 apartment units when completed. For the year ended December 31, 1996, the average economic occupancy rate of the 40 Communities and the first phase of an additional Community stabilized for the entire period was 95.4%. The average monthly rental rate per apartment unit at these Communities for the same period was $767. The Company also manages through affiliates one community with 260 apartment units under the Post(R) brand name for a third party and approximately 7,800 additional apartment units owned by third parties. The Company is a fully-integrated organization with multifamily development, acquisition, operation and asset management expertise and has approximately 1,100 employees, none of whom is a party to a collective bargaining agreement.

Since founded in 1971, the Company has pursued three distinctive core business strategies that, for over 25 years, have remained substantially unchanged:

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

The Company is a self-administered and self-managed equity real estate investment trust (a "REIT"). On July 22, 1993, the Company completed an initial public offering of 10,580,000 shares of Common Stock (the "Initial Offering") and a business combination involving entities under varying common ownership (the "Formation Transactions"). On

February 7, 1994, the Company completed a second public offering of 3,000,000 shares of Common Stock (the "Second Offering"). On October 20, 1995, the Company completed a third public offering of 3,710,500 additional shares of Common Stock (the "Third Offering"). Proceeds from the Initial Offering were used by the Company (i) to acquire a controlling interest in Post Apartment Homes, L.P. (the "Operating Partnership"), the Company's principal operating subsidiary, which was formed to succeed to substantially all of the ownership interest in a portfolio of 40 Post(R) multifamily apartment communities, all of which were developed by the Company and owned by affiliates of the Company, and to the development, leasing, landscaping and management business of the Company and certain other affiliates and (ii) to pay down existing indebtedness on certain communities. Proceeds of the Second and Third Offerings were used by the Company to pay down existing indebtedness. On October 1, 1996, the Company sold one million non-convertible 8.5% Series A Cumulative Redeemable Preferred Shares (the "Perpetual Preferred Shares") with a liquidation preference equivalent to $50 per share. Proceeds from the Perpetual Preferred Shares were contributed to the Operating Partnership in exchange for one million Series A Preferred Partnership Units (the "Perpetual Preferred Units") and used by the Operating Partnership to repay outstanding indebtedness. The Company is the sole general partner of, and controls a majority of the limited partnership interests in, the Operating Partnership. The Company conducts all of its business through the Operating Partnership and its subsidiaries.

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

THE OPERATING PARTNERSHIP

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company's operations are conducted. At December 31, 1996, the Company controlled the Operating Partnership as the sole general partner and as the holder of 80.8% of the common units in the Operating Partnership ("Units") and 100% of the Perpetual Preferred Units. The other limited partners of the Operating Partnership are those persons (including certain officers and directors of the Company) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in the Company in the form of Units rather than receiving shares of Common Stock. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Company. The Company presently anticipates that it will elect to issue shares of Common Stock in connection with each such redemption rather than paying cash (and has done so in all redemptions to date). With each redemption of outstanding Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of Common Stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to the Company.

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

OPERATING DIVISIONS

The major operating divisions of the Company include:

Post Management Services
Post Management Services is responsible for the day-to-day operations of all the Post(R) communities and is itself comprised of two divisions: one responsible for community leasing, property management and personnel recruiting, training and development, and the other for maintenance and security. Post Management Services also conducts short-term leasing activities and is the largest division in the Company.

Post Apartment Development
Post Apartment Development conducts the development and construction activities of the Company. Development activities include site selection, zoning and regulatory approvals, project design, and the full range of construction management services.

Post Landscape Operations
This division works closely with Post Apartment Development in the initial design of each Post(R) community and then has primary responsibility for maintaining each community's landscape. The division maintains each community's grounds on a cost effective basis for seasonal impact and has earned national recognition for the Company. Post Landscape Operations employs professionals specializing in landscape architecture, horticulture, floriculture, and general landscape maintenance.

Post Corporate Services
Post Corporate Services provides executive direction and control to the Company's other divisions and subsidiaries and has responsibility for the creation and implementation of all Company financing and capital strategies. All accounting, management reporting, information systems and insurance services required by the Company and all of its affiliates are centralized in Post Corporate Services.

OPERATING SUBSIDIARIES

The operating subsidiaries of the Company, each of which is wholly owned by Post Services, include:

RAM
provides third party asset management and leasing services for multifamily properties that do not operate under the Post(R) name. RAM's clients include pension funds, independent private investors, financial institutions and insurance companies. RAM's asset management contracts generally are subject to annual renewal or are terminable upon specified notice. As of December 31, 1996, RAM managed 35 properties (located in Georgia, California, Florida, North Carolina, Virginia and Pennsylvania) with approximately 7,800 units under management.

Post Asset Management
Post Asset Management currently provides management services to a Post(R) community (260 apartment units) owned by a third party, which was originally developed by the Company but sold prior to the Initial Offering. Use of the Post(R) name and other of the Company's federally registered service marks in connection with each such community is limited to the period during which the Company continues to manage the community.

Post Landscape
As a result of the reputation the Company developed in connection with the landscaping of Post(R) communities, in 1990 the Company began providing third party landscape services for clients other than Post(R) communities. Projects with third parties include the maintenance and design of the landscape for office parks, commercial buildings and other commercial enterprises, and private residences. Post Landscape provides such third party landscape services.

HISTORY OF POST PROPERTIES, INC.

The Company and its affiliates have developed a total of 71 Post(R) upscale garden and mid-rise apartment communities containing approximately 23,432 apartment units and have acquired one community containing 80 units. Of these communities, 49 communities comprising 17,930 apartment units are owned by the Operating Partnership in fee simple or pursuant to a long-term ground lease, and are operated by the Operating Partnership. The Company and its affiliates sold 24 communities between 1972 and 1996 to parties not affiliated with the Company, one of which was reacquired during 1996 and one of which the Company continues to manage under the Post(R) name. As of March 7, 1997, nine additional Post(R) communities and additions to two existing communities are under construction and are owned and operated by the Operating Partnership.

During the five-year period from January 1, 1992 through December 31, 1996, the Company and its predecessors and affiliates have developed and completed 4,256 apartment units in 14 apartment communities, acquired 890 units in two apartment communities and sold four apartment communities containing an aggregate of 748 apartment units. Historically, the Company has developed its apartment communities to the Company's specifications as opposed to buying and refurbishing existing properties built by others. During 1996, the Company reacquired a community it had previously developed and sold. Also, during 1996, the Company also purchased two communities located in Nashville, Tennessee, in a single transaction, containing 181 apartment units. The first, a 101 unit community, is currently being completely renovated and 100 units are being constructed on adjacent land. The second is an 80 unit community that the Company is currently operating, while evaluating whether to hold , renovate or sell. The Company and its affiliates have sold apartment communities after holding them for investment periods that typically have been seven to twelve years after development. The following table shows the results of the Company's developments during this period:

                                                              1996         1995        1994         1993         1992
                                                           --------     --------     --------     --------      -------
 Units completed . . . . . . . . . . . . . . . . . . .        2,258          685          575          182          556
 Units acquired  . . . . . . . . . . . . . . . . . . .          890           --           --           --           --
 Units sold  . . . . . . . . . . . . . . . . . . . . .         (180)        (568)          --           --           --
 Total units owned by Company affiliates
    at end of year   . . . . . . . . . . . . . . . . .       17,930       14,962       14,845       14,270       14,088
 Total apartment rental income (in
    thousands)   . . . . . . . . . . . . . . . . . . .     $157,735     $133,817     $115,309     $104,482      $94,754

CURRENT DEVELOPMENT ACTIVITY

The Company currently has, under construction or in initial lease-up, nine new communities and additions to two existing communities that will contain an aggregate of 3,271 units. The Company's communities under development or in initial lease up are summarized in the following chart:

                                                                                             ACTUAL OR       ACTUAL OR
                                                                                             ESTIMATED       ESTIMATED
                                                                         QUARTER OF           QUARTER        QUARTER OF
                                                            # OF        CONSTRUCTION        FIRST UNITS      STABILIZED
 METROPOLITAN AREA                                          UNITS       COMMENCEMENT         AVAILABLE       OCCUPANCY
 -----------------                                          -----       ------------        -----------      ----------
 ATLANTA, GA
 Post Collier Hills(TM)  . . . . . . . . . . . . . .          396          4Q'95               4Q'96           4Q'97
 Post Glen(R)  . . . . . . . . . . . . . . . . . . .          314          1Q'96               1Q'97           1Q'98
 Post Lindbergh(TM)  . . . . . . . . . . . . . . . .          396          3Q'96               3Q'97           1Q'99
 Post Gardens(R) . . . . . . . . . . . . . . . . . .          397          3Q'96               4Q'97           1Q'99
 Riverside by Post(TM) . . . . . . . . . . . . . . .          537          3Q'96               1Q'98           4Q'99
 Post Ridge(TM)  . . . . . . . . . . . . . . . . . .          232          1Q'97               4Q'97           3Q'98
 Post River(R)II . . . . . . . . . . . . . . . . . .           88          1Q'97               4Q'97           2Q'98
                                                            -----
                                                            2,360
                                                            -----
 TAMPA, FL
 Post Walk at Hyde Park(TM)  . . . . . . . . . . . .          134          1Q'96               1Q'97           3Q'97
 Post Rocky Point(R)II . . . . . . . . . . . . . . .          174          4Q'96               3Q'97           1Q'98
                                                            -----
                                                              308
                                                            -----
 CHARLOTTE, NC
 Post Park at Phillips Place(TM) . . . . . . . . . .          402          4Q'95               4Q'96           1Q'98
                                                            -----
 NASHVILLE, TN
 Post Hillsboro Village(TM)  . . . . . . . . . . . .          201          1Q'97               3Q'97           1Q'98
                                                            -----
                                                            3,271
                                                            =====

The Company has acquired a parcel of land in Atlanta on which it plans to build a new community. Adjacent to the parcel, Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county. The Company will review its development plan for this parcel closer to completion of these improvements. In addition, the Company holds land for a third phase of Post Rocky Point in Tampa, Florida. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

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

Storm water discharge from a construction facility is evaluated in connection with the requirements for storm water permits under the Clean Water Act. This is an evolving program in most states. The Company currently anticipates it will be able to obtain storm water permits for existing or new development.

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

ITEM 2.    PROPERTIES

The Communities consist of 48 stabilized Post(R) multifamily apartment communities and one acquired community located in the following metropolitan areas:

               METROPOLITAN AREA                                    COMMUNITIES   # OF UNITS    % OF TOTAL
               -----------------                                    -----------   ----------    ----------
               Atlanta, GA . . . . . . . . . . . . . . . . . . .       35           13,058          72.8%
               Tampa, FL . . . . . . . . . . . . . . . . . . . .        7            2,262          12.6%
               Orlando, FL . . . . . . . . . . . . . . . . . . .        2            1,248           7.0%
               Fairfax, VA . . . . . . . . . . . . . . . . . . .        2              700           3.9%
               Pompano Beach, FL . . . . . . . . . . . . . . . .        1              416           2.3%
               Nashville, TN . . . . . . . . . . . . . . . . . .        2              246           1.4%
                                                                       --           ------        ------
                                                                       49           17,930         100.0%
                                                                       ==           ======        ======

The Company developed all of the Post(R) Communities and currently manages all of the Communities. Thirty-three of the Communities have in excess of 300 apartment units, with the largest Community having a total of 810 apartment units. The oldest of the Communities was first occupied in 1977 and 42 of the 49 Communities, comprising approximately 86% of such Communities' apartment units, were completed after January 1, 1986. The average economic occupancy rate for communities stabilized for each of the entire years ended December 31, 1996 and 1995 was 95.4% and 96.0% respectively. The average monthly rental rate per unit (stabilized communities) during 1996 and 1995 was $767 and $710, respectively. See "Selected Financial Information".

                             COMMUNITY INFORMATION

                                                                                            DECEMBER
                                                                AVERAGE                      AVERAGE         AVERAGE
                                                YEAR           UNIT SIZE     NUMBER OF     RENTAL RATES      ECONOMIC
POST COMMUNITIES               LOCATION(1)    COMPLETED      (SQUARE FEET)     UNITS         PER UNIT      OCCUPANCY(2)
----------------               -----------   -----------     -------------   ---------     ------------    ------------
GEORGIA
Post Ashford(R) . . . . . . . Atlanta               1987            872          222         $  761             96.9%
Post Bridge(R)  . . . . . . . Atlanta               1986            847          354            660             95.7%
Post Brook(R) . . . . . . . . Atlanta               1984            916          130            779             97.4%
Post Brookhaven(R)  . . . . . Atlanta            1990-92 (3)        991          735            960             94.7%
Post Canyon(R)  . . . . . . . Atlanta               1986            899          494            691             94.7%
Post Chase(R) . . . . . . . . Atlanta               1987            938          410            697             94.6%
Post Chastain(R)  . . . . . . Atlanta               1990            965          558            979             95.3%
Post Corners(R) . . . . . . . Atlanta               1986            860          460            672             95.4%
Post Court(R) . . . . . . . . Atlanta               1988            838          446            668             95.5%
Post Creek(TM)  . . . . . . . Atlanta               1983 (4)      1,180          810            857             89.0% (5)
Post Crest(R) . . . . . . . . Atlanta               1996          1,073          410            919              N/A  (6)
Post Crossing(R)  . . . . . . Atlanta               1995          1,067          354          1,028             95.3%
Post Dunwoody(R)  . . . . . . Atlanta            1989-96 (3)        941          530            901             93.4% (8)
Post Lane(R)  . . . . . . . . Atlanta               1988            840          166            706             97.6%
Post Lenox Park(TM) . . . . . Atlanta               1995          1,030          206          1,049             97.2%
Post Mill(R)  . . . . . . . . Atlanta               1985            952          398            711             96.8%
Post Oak(TM)  . . . . . . . . Atlanta               1993          1,003          182            956             97.8%
Post Oglethorpe(R)  . . . . . Atlanta               1994          1,205          250          1,236             95.5%
Post Park(R)  . . . . . . . . Atlanta            1988-90 (3)        904          770            787             94.6%
Post Parkwood(TM) . . . . . . Atlanta               1995          1,071          125            930             97.4%
Post Peachtree Hills(R) . . . Atlanta            1992-94 (3)        982          300            979             98.3%
Post Pointe(R)  . . . . . . . Atlanta               1988            835          360            655             94.7%
Post Renaissance(R)(7)  . . . Atlanta            1992-94 (3)        890          342            893             97.1%
Post River(R) . . . . . . . . Atlanta               1991            983          125          1,141             94.7%
Post Summit(R)  . . . . . . . Atlanta               1990            957          148            833             97.4%
Post Terrace(R) . . . . . . . Atlanta               1996          1,144          296          1,022              N/A  (6)
Post Valley(R)  . . . . . . . Atlanta               1988            854          496            655             96.8%
Post Village(R) . . . . . . . Atlanta                               906                         718             94.3%
 The Arbors   . . . . . . . .                       1983          1,063          301
 The Fountains  . . . . . . .                       1987            850          352
 The Gardens  . . . . . . . .                       1986            891          494
 The Hills  . . . . . . . . .                       1984            953          241
 The Meadows  . . . . . . . .                       1988            817          350
Post Vinings(R) . . . . . . . Atlanta            1989-91 (3)        964          403            791             94.4%
Post Walk(R)  . . . . . . . . Atlanta               1987            932          346            812             96.7%
Post Woods(R) . . . . . . . . Atlanta            1977-83 (3)      1,057          494            827             96.0%
                                                                  -----       ------         ------            ------
 Subtotal -- Atlanta  . . . .                                       958       13,058            820             95.2%
                                                                  -----       ------         ------            ------
FLORIDA
Post Bay(R) . . . . . . . . . Tampa                 1988            782          312            650             96.5%
Post Court(R) . . . . . . . . Tampa                 1991          1,018          228            748             94.5%
Post Crossing(R)  . . . . . . Pompano               1989            847          416            777             94.8%
Post Fountains(TM)  . . . . . Orlando               1988            835          508            585             94.8%
Post Hyde Park(R) . . . . . . Tampa                 1996          1,009          270            907              N/A  (6)
Post Lake(R)  . . . . . . . . Orlando               1988            850          740            610             97.5%
Post Rocky Point(R) . . . . . Tampa                 1996          1,018          452            826              N/A  (6)
Post Village(R) . . . . . . . Tampa                                 941                         700             93.2%
 The Arbors   . . . . . . . .                       1991            967          304
 The Lakes  . . . . . . . . .                       1989            895          360
 The Oaks   . . . . . . . . .                       1991            968          336
                                                                  -----       ------         ------            -----
 Subtotal -- Florida  . . . .                                       921        3,926            704             95.0%
                                                                  -----       ------         ------            -----
VIRGINIA
Post Corners(R) at Trinity
 Centre . . . . . . . . . . . Fairfax               1996          1,030          336            935              N/A  (6)

Post Forest(R)  . . . . . . . Fairfax               1990            889          364            883             93.6%
                                                                  -----       ------         ------            ------
 Subtotal -- Virginia   . . .                                       960          700            908             93.6%
                                                                  -----       ------         ------            ------
TENNESSEE
Post Green Hills(R) . . . . . Nashville             1996          1,056          166          1,087              N/A  (6)
                                                                  -----       ------         ------            ------

ACQUIRED COMMUNITY

TENNESSEE
The Lee Apartments  . . . . . Nashville             1924 (9)        808          80             600             91.8% (10)
                                                                  -----       ------         ------            ------



   TOTAL  . . . . . . . . . .                                       941       17,930         $  838             95.1%
                                                                  =====       ======         ======            ======

----------
(1)  Refers to greater metropolitan areas of cities indicated.
(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3) These dates represent the respective completion dates for multiple phases of a Community.
(4) This community was completed by the Company in 1983, sold during 1986, managed by the Company through 1993 and reacquired by the Company in 1996.
(5)  Represents average economic occupancy since acquisition on May 7, 1996.
(6) During 1996, this Community was in the lease-up phase and, therefore, is not included.
(7) The Company has a leasehold interest in the land underlying Post Renaissance pursuant to a ground lease that expires on January 1, 2040.
(8) Represents amounts only for the first phase of the Community since the second phase of this Community was in the lease-up phase during the year ended December 31, 1996.
(9)  This community was acquired by the Company during 1996.
(10) Represents average economic occupancy since acquisition on August 26, 1996.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X.    EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions are as follows:

NAME                                    POSITIONS AND OFFICES HELD
----                                    --------------------------
John A. Williams  . . . . . . . . . . . Chairman of the Board, Chief Executive Officer and Director
John T. Glover  . . . . . . . . . . . . President, Chief Operating Officer, Treasurer and Director
W. Daniel Faulk, Jr.. . . . . . . . . . President -- Post Apartment Development
Jeffrey A. Harris . . . . . . . . . . . President -- Post Management Services
Martha J. Logan . . . . . . . . . . . . President -- Post Management Division
Terry L. Chapman  . . . . . . . . . . . Executive Vice President -- Post Management Services
Richard A. Denny, III . . . . . . . . . Executive Vice President -- Post Apartment Development
John D. Hooks . . . . . . . . . . . . . Executive Vice President -- Post Management Services
William F. Leseman  . . . . . . . . . . Executive Vice President -- RAM Partners, Inc.
William C. Lincicome  . . . . . . . . . Executive Vice President -- Post Landscape Services
Timothy A. Peterson . . . . . . . . . . Executive Vice President -- Post Corporate Services
Sherry W. Cohen . . . . . . . . . . . . Senior Vice President -- Post Corporate Services and Secretary
Judy M. Denman  . . . . . . . . . . . . Senior Vice President -- Post Corporate Services
R. Gregory Fox  . . . . . . . . . . . . Senior Vice President -- Post Corporate Services
Katharine W. Kelley . . . . . . . . . . Senior Vice President -- Post Apartment Development
John B. Mears . . . . . . . . . . . . . Senior Vice President -- Post Apartment Development
Janie S. Maddox . . . . . . . . . . . . Vice President -- Post Corporate Services
Donald J. Rutzen  . . . . . . . . . . . Vice President -- Post Apartment Development

The following is a biographical summary of the experience of the executive officers of the company:

John A. Williams. Mr. Williams is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Williams founded the business of the Company in 1971 and since that time has acted as Chairman and Chief Executive Officer. Mr. Williams is currently serving on the board of directors of Barnett Banks, Inc., Crawford & Co. and the Atlanta Regional Commission. Mr. Williams is 54 years old.

John T. Glover. Mr. Glover is the President, Chief Operating Officer and Treasurer of the Company and a director. Mr. Glover joined the Company in 1984 and since that time has acted as its President. Mr. Glover is a Director of SunTrust Banks of Georgia Inc., SunTrust Bank, Atlanta, N.A. and Haverty's Furniture Companies, Inc. In addition, he is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, and a member of the board of directors of the National Realty Committee and the National Multi-Housing Council. Mr. Glover is 50 years old.

W. Daniel Faulk, Jr. Mr. Faulk has been with the Company for nine years. Since April 1993, he has been President of Post Apartment Development, which is responsible for the development and construction of all Post apartment communities. Prior thereto, Mr. Faulk was President of Post Atlanta since February 1987. Mr. Faulk is currently on the board of directors of Mountain National Bank. Mr. Faulk is 54 years old.

Jeffrey A. Harris. Mr. Harris has been with the Company for twelve years. Since October 1995, he has been President of Post Management Services and President of Post Landscape. Prior thereto, Mr. Harris was President of Post Management Division from March 1995, Executive Vice President of Post Management Division from April 1993 and Senior Vice President from 1989. Mr. Harris is on the Board of Directors and is President of the Atlanta Apartment Association. Mr. Harris is 39 years old.

Martha J. Logan. Ms. Logan has been with the Company for five years. Since October 1995, she has been President of Post Management Division. Prior thereto, Ms. Logan was President of RAM since July 1994, Executive Vice President of RAM from January 1994 and was Vice President of RAM since 1991. Ms. Logan is 42 years old.

Terry L. Chapman. Mr. Chapman has been with the Company for twenty-three years and is currently, and has been for more than five years, an Executive Vice President of Post Management Services responsible for maintenance, quality assurance, security, and preventive maintenance for all Post(R) communities. Mr. Chapman is 50 years old.

Richard A. Denny, III. Mr. Denny has been with the Company for sixteen years. Since July 1993, he has been an Executive Vice President of Post Apartment Development responsible for construction of all Post(R) apartment communities. Prior thereto, he was a Senior Vice President of Post Atlanta since June 1987. Mr. Denny is 39 years old.

John D. Hooks. Mr. Hooks has been with the Company for eighteen years. Since July 1993, he has been an Executive Vice President of Post Landscape responsible for landscape design, installation and maintenance on all Post(R) communities. Prior thereto, he was the Senior Vice President of Landscape since January 1987. Mr. Hooks is 42 years old.

William F. Leseman. Mr. Leseman has been with the Company for seven years. Since October 1995, he has been Executive Vice President of RAM responsible for day-to-day operations of such division. Prior thereto, Mr. Leseman was Senior Vice President of Post Management Services since January 1994 and an Area Vice President of Post Management Services since 1989. Mr. Leseman is 37 years old.

William C. Lincicome. Mr. Lincicome has been with the Company for six years. Since September 1996, he has been Executive Vice President of Post Landscape Services responsible for the day to day operations of Post Landscape Services. Prior thereto, he was an independent architectural consultant since April 1996 and was Vice President and Director of Land Planning of Post Landscape Services since 1989. Mr. Lincicome is 44 years old.

Timothy A. Peterson. Mr. Peterson has been with the Company for seven years and currently serves as Executive Vice President of Post Corporate Services responsible for accounting and capital markets. Prior thereto, he was Senior Vice President of Post Corporate Service since April 1993 and responsible for capital markets since November 1995. Mr. Peterson was Vice President of Post Corporate Services since January 1993, and he was responsible for planning and reporting services since 1989. Mr. Peterson is Co-Chairman of the Accounting Committee for the National Association of Real Estate Investment Trust. Mr. Peterson is a Certified Public Accountant. Mr. Peterson is 31 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for twelve years. Since July 1993, she has been a Senior Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990, as well as Corporate Secretary. Ms. Cohen is 42 years old.

Judy M. Denman. Ms. Denman has been with the Company for twenty-one years. Since July 1993, she has been a Senior Vice President of Post Corporate Services responsible for day-to-day accounting functions and cash management reporting. Prior thereto, she was a Vice President of Post Properties, Inc. since June 1984. Ms. Denman is 50 years old.

R. Gregory Fox. Mr. Fox has been with the Company since February 1996 and he serves as Senior Vice President of Post Corporate Services and the Company's Chief Accounting Officer responsible for financial reporting and management information systems. Prior to joining the Company, he was a senior manager in the audit division of Price Waterhouse LLP where he was employed for ten years. Mr. Fox is a Certified Public Accountant. Mr. Fox is 37 years old.

Katharine W. Kelley. Ms. Kelley has been with the Company since 1994 and serves as a Senior Vice President of Post Apartment Development responsible for acquiring new development sites in metropolitan Atlanta, Georgia. For five years prior to joining the Company, she was a Vice President at The Landmarks Group, a commercial real estate development firm. Ms. Kelley is 33 years old.

John B. Mears. Mr. Mears has been with the Company since November 1993. Since July 1994, he has been a Senior Vice President of Post Apartment Development responsible for acquiring new development sites in the Company's primary market outside of Atlanta, GA. Prior to joining the Company, Mr. Mears was an associate in the Real Estate Investment Banking Group at Merrill Lynch and Company since July 1992. Mr. Mears is 33 years old.

Janie S. Maddox. Ms. Maddox has been with the Company for twenty-one years. Since November 1995, she has been a Vice President of the Company in charge of community relations. Prior thereto, she was a Senior Vice President of Post Management Services primarily responsible for human resources since 1990. Ms. Maddox is 49 years old.

Donald J. Rutzen. Mr. Rutzen has been with the Company for eighteen years and currently serves as Vice President of Post Apartment Development responsible for the coordination of site planning for new apartment development. Prior thereto, he was Executive Vice President of Post Landscape Services, Inc. responsible for the day-to-day landscape design, installation and maintenance for third party accounts since 1993. He was Senior Vice President of Post Landscape Services, Inc. since April 1992 and Vice President of Post Landscape Services, Inc. since January 1985. Mr. Rutzen is 49 years old.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock has been traded on the New York Stock Exchanges ("NYSE") under the symbol "PPS" since the Company's Initial Offering. The following table sets forth the quarterly high and low sales prices per share reported on the NYSE:



                                                                                           DIVIDENDS
                    QUARTER ENDED                                HIGH           LOW        DECLARED
                    -------------                               ------       ----------    --------
                    1995

                    First Quarter . . . . . . . . . . . . .    $ 31.875      $ 28.500      $  0.49
                    Second Quarter  . . . . . . . . . . . .      32.250        28.750         0.49
                    Third Quarter . . . . . . . . . . . . .      32.000        29.625         0.49
                    Fourth Quarter  . . . . . . . . . . . .      32.250        29.250         0.49

                    1996

                    First Quarter . . . . . . . . . . . . .    $ 33.125      $ 30.875      $  0.54
                    Second Quarter  . . . . . . . . . . . .      35.375        32.000         0.54
                    Third Quarter . . . . . . . . . . . . .      37.000        33.875         0.54
                    Fourth Quarter  . . . . . . . . . . . .      40.250        36.500         0.54

On February 21, 1997, the Company had 1,755 common shareholders of record.

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

During 1996, the Company did not sell any unregistered equity securities.

For a discussion of the Company's credit agreements and their restrictions on dividend payments, see Liquidity and Capital Resources at Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.    SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     POST PROPERTIES, INC. AND PREDECESSOR

                             Post Properties, Inc.
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND APARTMENT UNIT DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                    1996            1995            1994             1993          1992
                                                  --------        ---------      ---------        -----------    --------
OPERATING DATA:

Revenue:
 Rental   . . . . . . . . . . . . . . . . . .      $157,735       $133,817        $115,309        $104,482       $ 94,754
 Property management (1)  . . . . . . . . . .         2,828          2,764           2,508           3,057          2,793
 Landscape services (1)   . . . . . . . . . .         4,834          4,647           3,799           3,829          2,240
 Other  . . . . . . . . . . . . . . . . . . .         5,311          3,477           3,123           2,879          2,750
                                                   --------       --------        --------        --------       --------
 Total revenue  . . . . . . . . . . . . . . .       170,708        144,705         124,739         114,247        102,537
Property operating and maintenance
 expense (exclusive of depreciation
 and amortization)  . . . . . . . . . . . . .        57,335         49,912          43,376          41,209         39,080
Depreciation (real estate assets)   . . . . .        22,676         20,127          19,967          19,427         19,085
Depreciation (non-real estate assets) . . . .           927            692             241             303            195
Property management expenses (1)  . . . . . .         2,055          2,166           2,229           2,453          2,057
Landscape services expenses (1) . . . . . . .         3,917          3,950           3,098           3,151          1,998
Interest expense  . . . . . . . . . . . . . .        22,131         22,698          19,231          34,309         41,548
Amortization of deferred loan costs . . . . .         1,352          1,967           1,999             969          2,105
General and administrative  . . . . . . . . .         7,716          6,071           6,269           4,384          5,015
REIT formation expense  . . . . . . . . . . .            --             --              --           2,783             --
Minority interest in consolidated
 property partnership   . . . . . . . . . . .            --            451             680             692            655
                                                   --------       --------        --------        --------       --------
Income (loss) before minority interest
 of unitholders, net gain on sale of assets,
 net of  related income taxes, and
 extraordinary item   . . . . . . . . . . . .        52,599         36,671          27,649           4,567         (9,201)
Net gain on sale of assets, net of related
 income taxes   . . . . . . . . . . . . . . .           854          1,746           1,494              --             --
Minority interest of unitholders in
 Operating Partnership  . . . . . . . . . . .        (9,984)        (8,429)         (6,951)         (1,935)            --
                                                   --------       --------        --------        --------       --------
Income (loss) before extraordinary item . . .        43,469         29,988          22,192           2,632         (9,201)
Extraordinary item, net of minority
 interest . . . . . . . . . . . . . . . . . .            --           (870)(2)      (3,293)(2)      (7,855)(2)         --
                                                   --------       --------        --------      ----------       --------
Net income (loss) . . . . . . . . . . . . . .        43,469         29,118          18,899          (5,223)        (9,201)
Dividends to preferred shareholders . . . . .        (1,063)            --              --                             --
                                                   --------       --------        --------      ----------       --------
Net income (loss) available to
 common shareholders  . . . . . . . . . . . .      $ 42,406       $ 29,118        $ 18,899      $   (5,223)      $ (9,201)
                                                   ========       ========        ========      ==========       ========





             (Selected financial data continued on following page)

                                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                            1996          1995          1994           1993         1992
                                          ---------     --------      --------      -----------   --------
PER COMMON SHARE DATA:
Income before extraordinary item
    (net of preferred dividend) . . . . .  $ 1.95         $1.63       $  1.32        $   0.34          N/A
Net income (loss) available to common
    shareholders. . . . . . . . . . . . .  $ 1.95         $1.58       $  1.12        $  (0.67)         N/A
Dividends declared  . . . . . . . . . . .  $ 2.16         $1.96       $  1.80        $   0.77 (3)      N/A


                                                                     DECEMBER 31,
                                            ----------------------------------------------------------------
                                              1996          1995        1994           1993          1992
                                            --------      --------    --------      ---------      ---------
 BALANCE SHEET DATA:
 Real estate, before accumulated
   depreciation. . . . . . . . . . . . .   $1,109,342     $937,924    $828,585       $722,266       $616,289
 Real estate, net of accumulated
 depreciation  . . . . . . . . . . . . .      931,670      781,100     686,009        599,898        513,651
 Total assets  . . . . . . . . . . . . .      958,675      812,984     710,973        627,322        536,961
 Total debt  . . . . . . . . . . . . . .      434,319      349,719     362,045        357,809        540,900
 Shareholders' equity (deficit)  . . . .      398,993      343,624     240,196        177,864        (25,812)


                                                                      DECEMBER 31,
                                            ----------------------------------------------------------------
                                              1996          1995          1994          1993         1992
                                            --------     ---------      --------     ---------    ----------
 OTHER DATA:
 Cash flow provided from (used in):
     Operating activities  . . . . . . .  $    78,966  $    57,362   $    43,807   $     2,412     $ 11,400
     Investing activities  . . . . . . .  $  (166,762) $  (114,531)  $   (99,364)  $   (51,152)    $(28,696)
     Financing activities  . . . . . . .  $    79,021  $    60,885   $    46,508   $    49,647     $ 19,902
 Funds from operations (4) . . . . . . .  $    74,212  $    56,798   $    47,616   $    26,777     $  9,884
 Weighted average common shares
     outstanding . . . . . . . . . . . .   21,787,648   18,382,299    16,847,999     7,824,311          N/A
 Weighted average shares and units
     outstanding . . . . . . . . . . . .   26,917,723   23,541,639    22,125,890    13,574,767          N/A
 Total stabilized communities
     (at end of period)  . . . . . . . .           49           42            42            41           40
 Total stabilized apartment units
     (at end of period)  . . . . . . . .       17,930       14,962        14,845        14,270       14,088
 Average economic occupancy
     (stabilized communities) (5)  . . .         95.3%        96.0%         96.4%         94.7%        93.0%

---------------
(1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties (including services provided to third-party owners of properties previously developed and sold by the Company that operate under the Post(R) name).
(2) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item has been reduced by the portion related to the minority interest of the unitholders calculated on the basis of weighted average Units outstanding for the year.
(3) The dividend paid by the Company for the portion of the quarter ended September 30, 1993 after the Initial Offering was $.320 per share of Common Stock, which is an amount equivalent to a quarterly distribution of $.415 per share (which, if annualized, would equal $1.66 per share).
(4) The Company uses the National Association of Real Estate Investment Trust ("NAREIT") definition of FFO, which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions.
(5) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 94.7% and 95.5% for the year ended December 31, 1996 and 1995, respectively). Concessions were $428 and $296 and employee discounts were $261 and $213 for the years ended December 31, 1996 and 1995, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc.

As of December 31, 1996, there were 27,145,386 Units outstanding, of which 21,922,393, or 80.8%, were owned by the Company and 5,222,993, or 19.2% were owned by other limited partners (including certain officers and directors of the Company). As of December 31, 1996, there were 1,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

The Company recorded net income available for common shareholders of $42,406, $29,118 and $18,999 for the year ended December 31, 1996, 1995 and 1994, respectively. The increases in net income in 1996 and 1995 were primarily due to increased rental rates for fully stabilized communities and an increase in units placed in service.

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

At December 31, 1996, the Company's portfolio of apartment communities consisted of the following: (i) 36 communities and the first phase of 2 additional communities which were completed and stabilized for all of the current and prior year, (ii) 3 communities and the second phase of an existing community which achieved full stabilization during the prior year, (iii) 6 communities and the second phase of an existing community which reached stabilization during 1996, (iv) 2 communities which were acquired during 1996 and (v) 9 communities and the second phase of two existing communities in the development or lease-up stage.

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

The Company has adopted an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses.

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

All Operating Communities

The operating performance for all of the Company's apartment communities combined for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                          YEAR ENDED                           YEAR ENDED
                                                          DECEMBER 31 ,                        DECEMBER 31,
                                                 -----------------------------      ---------------------------------
                                                                          %                                      %
                                                   1996        1995     Change         1995        1994        Change
                                                 --------    --------   ------      ---------    --------      ------
 Rental and other revenue:
  Fully stabilized communities (1)   . . . . .   $123,887    $118,744     4.3%      $118,744     $110,047       7.9%
  Communities stabilized during 1995   . . . .      9,354       6,702    39.6%         6,702          148       N/A
  Acquired communities (2)   . . . . . . . . .      5,127          --     N/A             --           --       N/A
  Development and lease-up communities (3)   .     20,154       4,150     N/A          4,150            2       N/A
  Sold communities (4)   . . . . . . . . . . .      1,001       4,647     N/A          4,647        5,736       N/A
  Other revenue (5)  . . . . . . . . . . . . .      3,197       2,458    30.1%         2,458        2,057      19.5%
                                                 --------    --------               ---------    --------
                                                  162,720     136,701    19.0%       136,701      117,990      15.9%
                                                 --------    --------               ---------    --------
 Property operating and maintenance expense
 (exclusive of depreciation and
  amortization):
  Fully stabilized communities   . . . . . . .     41,186      39,787     3.5%        39,787       37,495       6.1%
  Communities stabilized during 1995   . . . .      2,606       1,886    38.2%         1,886          313       N/A
  Acquired communities   . . . . . . . . . . .      1,956          --     N/A             --           --       N/A
  Development and lease-up communities   . . .      6,766       2,513     N/A          2,513           38       N/A
  Sold communities   . . . . . . . . . . . . .        345       1,890     N/A          1,890        2,344       N/A
  Other expenses (6)   . . . . . . . . . . . .      4,476       3,836    16.7%         3,836        3,186      20.4%
                                                 --------    --------               --------     --------
                                                   57,335      49,912    14.9%        49,912       43,376      15.1%
                                                 --------    --------               --------     --------
 Revenue in excess of specified expense  . . .   $105,385    $ 86,789    21.4%      $ 86,789     $ 74,614      16.3%
                                                 ========    ========               ========     ========


 Recurring capital expenditures: (7)
  Carpet   . . . . . . . . . . . . . . . . . .   $  1,087    $    897    21.2%      $    897     $    729      23.0%
  Other  . . . . . . . . . . . . . . . . . . .      1,874         803   133.4%           803        1,087     (26.1%)
                                                 --------    --------               --------     --------
      Total  . . . . . . . . . . . . . . . . .   $  2,961    $  1,700    74.2%      $  1,700     $  1,816      (6.4%)
                                                 ========    ========               ========     ========
 Average apartment units in service  . . . . .     17,089      15,519    10.1%        15,519       14,619       6.2%
                                                 ========    ========               ========     ========

---------------

(1) Communities which reached stabilization prior to January 1, 1995.
(2) On May 7, 1996, the Company reacquired three contiguous Atlanta apartment communities containing a total of 810 units which the Company now operates as a single community. On August 26, 1996, the Company acquired an apartment community containing 80 units in Nashville, Tennessee. See "Current Development Activity".
(3) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.
(4) Includes three communities, containing 568 units, which were sold on September 13, 1995 and one community, containing 180 units, which was sold on July 19, 1996. The revenues and expenses for these communities had previously been included in the fully stabilized group.
(5) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations. Other revenue also includes, for the year ended December 31, 1996, approximately $527 which resulted from the Company's Olympic-related housing initiatives.
(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the year ended December 31, 1996, rental and other revenue increased $26,019, or 19.0% compared to the same period in the prior year, primarily as a result of increased rental rates for fully stabilized communities, an increase in units placed in service, the acquisition of communities and the Company's Olympic-related housing initiatives, partially offset by a decrease in rental and other revenue due to the sale of three communities during the third quarter of 1995 and the sale of one community during the third quarter of 1996.

For the year ended December 31, 1996, recurring capital expenditures increased $1,261, or 74.2%, compared to the same period in the prior year, primarily due to additional units placed in service and the timing of scheduled capital improvements.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased from 1995 to 1996 and 1994 to 1995 primarily due to the increase in the units placed in service through the development and acquisition of communities.

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 36 communities and the first phase of two additional communities containing an aggregate of 13,980 units which were stabilized as of January 1, 1995, are summarized as follows:

                                                         YEAR ENDED                            YEAR ENDED
                                                        DECEMBER 31,                          DECEMBER 31,
                                              -------------------------------     ---------------------------------
                                                                          %                                     %
                                                 1996         1995      CHANGE       1995          1994       CHANGE
                                              ---------    ---------    ------    ---------     --------      ------
 Rental and other revenue  . . . . . . . . .   $123,887     $118,744     4.3%     $118,744     $110,047        7.9%

 Property operating and maintenance expense
   (exclusive of depreciation and
   amortization) (1) . . . . . . . . . . . .     41,186       39,787     3.5%       39,787       37,495        6.1%
                                               --------     --------              --------     --------
 Revenue in excess of specified expense  . .   $ 82,701     $ 78,957     4.7%     $ 78,957     $ 72,552        8.8%
                                               ========     ========              ========     ========
 Average economic occupancy (2)  . . . . . .       95.3%        96.2%                 96.2%        95.3%
                                               ========     ========              ========     ========
 Average monthly rental rate per apartment
   unit (3)  . . . . . . . . . . . . . . . .   $    754     $    721     4.6%     $    721     $    674        7.0%
                                               ========     ========              ========     ========
 Apartment units in service  . . . . . . . .     13,980       13,980                13,980       13,980
                                               ========     ========              ========     ========

---------------

(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the year ended December 31, 1996 and 1995, recurring expenditures were $2,782 and $1,607, or $199 and $115 on a per unit basis, respectively.

(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 94.7% and 95.8% for the years ended December 31, 1996 and 1995, respectively.) Concessions were $428 and $297 and employee discounts were $261 and $239 for the years ended December 31, 1996 and 1995, respectively.
(3) Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

Rental and other revenue increased from 1995 to 1996 due to higher rental rates with occupancy slightly declining. The modest increase in property and maintenance expense (exclusive of depreciation and amortization) from 1995 to 1996 was primarily due to increases in ad valorem real estate taxes and personnel costs.

Rental and other revenue increased from 1994 to 1995 due to higher rental rates. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,292, or 6.1%. Ad valorem real estate taxes increased from $9,439 in 1994 to $10,973 in 1995, an increase of 16.3%. This increase alone accounted for 67% of the overall operating expense increase. The remaining increase was primarily due to modest increases in utilities, advertising and promotion and building repairs and maintenance offset by a modest decrease in landscaping and grounds and maintenance expense.

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

For each quarter of the year ended December 31, 1996, the "lease-up deficit" charged to and included in results of operations are summarized as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                   1996         1995        1994
                                                                                  -------      -------      -----
 Rental and other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   974      $ 3,327      $ 331
 Property operating and maintenance expense (exclusive of
   depreciation and amortization)  . . . . . . . . . . . . . . . . . . . . . .      1,056        2,422        800
                                                                                  -------      -------      -----

 Revenue in excess of specified expense  . . . . . . . . . . . . . . . . . . .        (82)         905       (469)
 Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        673        2,072        214
                                                                                  -------       --------    -----
 Lease-up deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (755)     $(1,167)     $(683)
                                                                                  =======      =======      =====

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM and Post Asset Management.

The operating performance of RAM and Post Asset Management for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

RAM Partners, Inc.

                                                             YEAR ENDED                          YEAR ENDED
                                                             DECEMBER 31,                        DECEMBER 31,
                                                   -------------------------------    ------------------------------
                                                                              %                                  %
                                                    1996         1995       CHANGE     1995        1994       CHANGE
                                                   ------       ------      ------    ------      ------     -------
 Property management and other revenue . . . . .   $2,562       $2,331       9.9%     $2,331      $2,184       6.7%
 Property management expense . . . . . . . . . .    1,244        1,213       2.6%      1,213       1,278      (5.1)%
 General and administrative expense  . . . . . .      502          467       7.5%        467         433       7.9%
                                                   ------       ------                ------      ------
 Revenue in excess of specified expense  . . . .   $  816       $  651      25.3%     $  651      $  473      37.6%
                                                   ======       ======                ======      ======
 Average apartment units in service  . . . . . .    8,852        8,798       0.6%      8,798       8,488       3.7%
                                                   ======       ======                ======      ======


The change in property management revenues and expenses from 1995 to 1996 and from 1994 to 1995 is primarily attributable to the change in the average number and the average gross revenues of units managed.

Post Asset Management

                                                           YEAR ENDED                         YEAR ENDED
                                                           DECEMBER 31,                       DECEMBER 31,
                                                    --------------------------      -------------------------------
                                                                         %                                   %
                                                    1996      1995     CHANGE        1995       1994       CHANGE
                                                    -----    ------    -------      ------     ------    ----------
 Property management and other revenue . . . .      $282     $  550     (48.7)%     $  550     $  578       (4.8)%
 Property management expense . . . . . . . . .       255        392     (35.0)%        392        408       (3.9)%
 General and administrative expense  . . . . .        54         94     (42.6)%         94        110      (14.5)%
                                                    ----     ------                 ------     ------
 Revenue in excess of specified expense  . . .      $(27)    $   64    (142.2)%     $   64     $   60        6.7%
                                                    ====     ======                 ======     ======
 Average apartment units in service  . . . . .       563      1,061     (46.9)%      1,061      1,498      (29.2)%
                                                    ====     ======                 ======     ======

The decreases in property management revenues and the related expenses from 1995 to 1996 and 1994 to 1995 were primarily due to the reduction in the average number of apartment units managed during the periods. These reductions were primarily due to the termination of one management contract during 1994 for communities developed by the Company and sold to third-party owners prior to the Initial Offering. Four additional contracts were terminated effective during 1996. As of December 31, 1996, Post Asset Management provided management services to one Post(R) community, containing 260 apartment units. The Company anticipates that the remaining contract will be terminated during 1997.

Third Party Landscape Services

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape.

The operating performance of Post Landscape for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:


                                                            YEAR ENDED                     YEAR ENDED
                                                           DECEMBER 31,                    DECEMBER 31,
                                                  ----------------------------    -----------------------------
                                                                          %                               %
                                                   1996       1995      Change     1995       1994      Change
                                                  -------    ------     ------    ------     ------     -------
 Landscape services and other revenue  . . . .    $4,882     $4,662      4.7%     $4,662     $3,808      22.4%
 Landscape services expense  . . . . . . . . .     3,459      3,255      6.3%      3,255      2,685      21.2%
 General and administrative expense  . . . . .       458        695    (34.1)%       695        413      68.3%
                                                  ------     ------               ------     ------
 Revenue in excess of specified expense  . . .    $  965     $  712     35.5%     $  712     $  710       0.3%
                                                  ======     ======               ======     ======

The change in landscape services revenue, landscape services expense and general and administrative expense from 1995 to 1996 and 1994 to 1995 is primarily due to an increase in landscape contracts.

Other Income and Expenses

Depreciation expense increased from 1995 to 1996 and 1994 to 1995 primarily due to the completion of new communities and the acquisition of communities.

Interest expense decreased from 1995 to 1996 primarily due to the repayment of debt with proceeds from the Third Offering and the Perpetual Preferred Shares. Interest expense increased from 1994 to 1995 due to additional outstanding borrowings until the time of the Third Offering.

Amortization of deferred loan costs, interest rate protection agreement and swap gain decreased from 1995 to 1996 as a result of repayment of indebtedness with proceeds of the Third Offering.

General and administrative expense increased from 1995 to 1996 primarily as a result of increased travel-related expenses and personnel costs. General and administrative expense remained relatively consistent from 1994 to 1995.

The gain on sale of assets resulted from the sale of a community and other assets during 1996, the sale of three communities during 1995 and a parcel of land during 1994.

The extraordinary item of $870 and $3,293, net of minority interest portion, for the years ended December 31, 1995 and 1994, respectively, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $43,807 in 1994 to $57,362 in 1995 and to $78,966 in 1996, principally due to increased property operating income. Net cash used in investing activities increased from $99,364 in 1994 to $114,531 in 1995, principally due to a $27,740 increase in spending on new community development and acquisition activity offset by an increase in net proceeds of $15,152 from the sale of real estate assets. Net cash used in investing activities increased from $114,531 in 1995 to $166,762 in 1996 primarily due to a $41,616 increase in spending on construction and acquisition of real estate assets and a $10,360 decrease in proceeds from the sale of assets. The Company's net cash provided by financing activities increased from $46,508 in 1994 to $60,885 in 1995, primarily due to the effects of the Third Offering, the Company's dividend reinvestment plan ("DRIP"), additional borrowings and dividend payments. Net cash provided by financing activities increased from $60,885 in 1995 to $79,021 in 1996 primarily as a result of a decrease in net borrowings and an increase in offering proceeds from the Notes and the Perpetual Preferred Shares.

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

At December 31, 1996, the Company had total indebtedness of $434,319 and cash and cash equivalents of $233. The Company's indebtedness includes approximately $36,281 in conventional mortgages payable and $149,038 in tax-exempt bond indebtedness secured by communities, senior unsecured notes of $225,000, and borrowings under unsecured lines of credit totaling approximately $24,000.

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

Lines Of Credit
The Company has a syndicated line of credit (the "Revolver") in the amount of $180,000 to provide funding for future construction, acquisitions and general business obligations. The Revolver matures on May 1, 1999 and as of December 31, 1996, borrowings bore interest at LIBOR plus .80% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .75% or prime minus .25% and has a maturity date of November 14, 1997. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance. At December 31, 1996, the Company had $176,000 available under the Revolver to fund future development and general corporate obligations. In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for seven bond issues, aggregating $84,280, which were concurrently reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $70,248 ($5,490 of which is currently defeased) with respect to eight other bond issues which mature and may be refunded during 1997 and 1998. Under this agreement, on January 1, 1997, the Post Bridge and Post Gardens bonds were refunded in the amount of $12,450 ($2,490 of which had previously been defeased) and $14,500, respectively, with an issue enhanced by FNMA and maturing on June 1, 2025. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880, of which $86,842 has been economically defeased at December 31, 1996, leaving $149,038 of principal amount of tax-exempt bonds outstanding at December 31, 1996 of which $84,280 of the bonds outstanding have been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1997 and 1998. On January 1, 1997, the Post Bridge and Post Gardens bonds were refunded in the amount of $12,450 ($2,490 of which had previously been defeased) and $14,500, respectively, with an issue enhanced by FNMA and maturing on June 1, 2025. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at December 31, 1996, which the Company may reissue during the years 1997 through 2025:


                                                        TOTAL
                           DEFEASED     OUTSTANDING    REISSUE
                            PORTION       PORTION      CAPACITY
                          -----------   ----------    ---------
1997 (1)  . . . . . . .    $ 5,490      $ 51,460      $ 56,950

1998  . . . . . . . . .     81,352        13,298        94,650

Thereafter  . . . . . .         --        84,280        84,280
                           -------      --------      --------
                           $86,842      $149,038      $235,880
                           =======      ========      ========

---------------
(1) 1997 amounts include Post Bridge and Post Gardens bonds which matured on January 1, 1997.

Senior Unsecured Debt Offering
On September 30, 1996, the Company completed a $125,000 senior unsecured debt offering comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316%, or 71 basis points over the rate on U.S. Treasury securities with a comparable maturity. The second tranche, $25,000 or 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544%, or 83 basis points over the rate on U.S. Treasury securities with a comparable maturity. Proceeds from the Notes were used to pay down the Revolver.

Perpetual Preferred Stock Offering
On October 1, 1996, the Company sold one million non-convertible 8.5% Series A Cumulative Redeemable Shares (the "Perpetual Preferred Shares"), raising $50 million. Net proceeds of $48,700 from the sale of the Perpetual Preferred Shares were contributed to the Operating Partnership in exchange for one million Series A Preferred Units (the "Perpetual Preferred Units") and used by the Operating Partnership to repay outstanding indebtedness.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company, for 95% of the market price on the date of purchase.

Schedule of Indebtedness
The following table reflects the Company's indebtedness at December 31, 1996.

                                                                                             MATURITY         PRINCIPAL
COMMUNITY                               LOCATION              INTEREST RATE                  DATE (1)          BALANCE
---------                            -------------  -------------------------------------   ----------      -------------
TAX EXEMPT FIXED RATE (SECURED)
Post Bridge . . . . . . . . . . . . .  Atlanta, GA          7.5% + .575% (3)(4)           01/01/97(5)(2)        $  9,960
Post Village (Atlanta) Gardens  . . .  Atlanta, GA          7.5% + .575% (3)(4)           01/01/97(5)(2)          14,500
Post Chase  . . . . . . . . . . . . .  Atlanta, GA          7.5% + .575% (3)(4)           07/01/97(5)             12,000
Post Walk . . . . . . . . . . . . . .  Atlanta, GA          7.5% + .575% (3)(4)           07/01/97(5)             15,000
Post Court  . . . . . . . . . . . . .  Atlanta, GA          7.5% + .575% (3)(4)           06/01/98(5)             13,298
                                                                                                                --------
                                                                                                                  64,758
                                                                                                                --------
CONVENTIONAL FIXED RATE (SECURED)

Post Village (Atlanta) Arbors . . . .  Atlanta, GA                 8.16%                  02/10/97(6)              7,640
Post Summit . . . . . . . . . . . . .  Atlanta, GA                 7.72%                  02/01/98                 5,315
Post River  . . . . . . . . . . . . .  Atlanta, GA                 7.72%                  03/01/98                 5,875
Post Hillsboro Village  . . . . . . .  Nashville, TN               9.20%                10/01/2001                 3,051
                                                                                                                --------
                                                                                                                  21,881
                                                                                                                --------

TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford Series 1995  . . . . . .  Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)    06/01/2025                 9,895
Post Valley Series 1995 . . . . . . .  Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)    06/01/2025                18,600
Post Brook Series 1995  . . . . . . .  Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)    06/01/2025                 4,300
Post Village (Atlanta) Hills
  Series 1995 . . . . . . . . . . . .  Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)    06/01/2025                 7,000
Post Mill . . . . . . . . . . . . . .  Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)    06/01/2025                12,880
Post Canyon . . . . . . . . . . . . .  Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)    06/01/2025                16,845
Post Corners  . . . . . . . . . . . .  Atlanta, GA      "AAA" NON-AMT + .575% (3)(4)    06/01/2025                14,760
                                                                                                                --------
                                                                                                                  84,280
                                                                                                                --------
CONVENTIONAL FLOATING RATE (SECURED)
Post Renaissance (Phase I and II) . .  Atlanta, GA              LIBOR + .55%              07/01/99                14,400
                                                                                                                --------
                                                                                                                  14,400
                                                                                                                --------
SENIOR NOTES (UNSECURED)
Wachovia Bank of Georgia  . . . . . .      N/A                     7.15%                  09/29/99                25,000
Northwestern Mutual Life  . . . . . .      N/A                     8.21%                06/07/2000                30,000
Wachovia Bank of Georgia  . . . . . .      N/A                     7.15%                09/29/2001                25,000
Northwestern Mutual Life  . . . . . .      N/A                     8.37%                06/07/2002                20,000
Senior Notes  . . . . . . . . . . . .      N/A                     7.25%                10/01/2003               100,000
Senior Notes  . . . . . . . . . . . .      N/A                     7.50%                10/01/2006                25,000
                                                                                                                --------
                                                                                                                 225,000
                                                                                                                --------

LINE OF CREDIT (UNSECURED)
Revolver  . . . . . . . . . . . . . .      N/A       LIBOR + .80 % or prime minus .25%    05/01/99                 4,000
Cash Management Line  . . . . . . . .      N/A       LIBOR + .75 % or prime minus .25%    11/14/97                20,000
                                                                                                                --------
                                                                                                                  24,000
                                                                                                                --------
TOTAL . . . . . . . . . . . . . . . .                                                                           $434,319
                                                                                                                ========


-----------------------------
(1) All of the debt can be prepaid at any time, subject to certain prepayment penalties. All dates listed are final maturity dates assuming the exercise of any available extension option by the Company.
(2) On January 1, 1997, this bond was refunded with an issue having a maturity date of June 1, 2025 and an interest rate of SunTrust Bank, Atlanta Non-AMT "AAA" tax free rate plus a credit enhancement fee of .575%.
(3) Bond Financed (interest rate on bonds + credit enhancement fees).
(4) These bonds are cross collateralized and are also secured by Post Fountains at Lee Vista, Post Lake (Orlando) and the Fountains and Meadows of Post Village for which the Company has economically defeased their respective bond indebtedness.
(5) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(6) On February 10, 1997, this mortgage was paid off with proceeds drawn on the Revolver.

Current Development Activity
The Company's communities under development or in initial lease-up are summarized in the following table:


                                                                  ACTUAL OR     ACTUAL OR         UNITS
                                                                  ESTIMATED     ESTIMATED         LEASED
                                                 QUARTER OF     QUARTER FIRST   QUARTER OF        AS OF
                                        # OF    CONSTRUCTION        UNITS       STABILIZED     FEBRUARY 22,
               METROPOLITAN AREA       UNITS    COMMENCEMENT      AVAILABLE     OCCUPANCY          1997
               ---------------------   -----    ------------    -------------   ----------     ------------
               ATLANTA, GA
               Post Collier
                Hills(TM). . . . . .      396       4Q'95           4Q'96          4Q'97            158
               Post Glen(R). . . . .      314       1Q'96           1Q'97          1Q'98             38
               Post Lindbergh(TM). .      396       3Q'96           3Q'97          1Q'99            N/A
               Post Gardens(R) . . .      397       3Q'96           4Q'97          1Q'99            N/A
               Riverside by
                Post(TM)   . . . . .      537       3Q'96           1Q'98          4Q'99            N/A
               Post Ridge(TM)  . . .      232       1Q'97           4Q'97          3Q'98            N/A
               Post River(R)II . . .       88       1Q'97           4Q'97          2Q'98            N/A
                                        -----                                                     -----
                                        2,360                                                       196
                                        -----                                                     -----

               TAMPA, FL
               Post Walk at Hyde
                Park(TM) . . . . . .      134       1Q'96           1Q'97          3Q'97             62
                                                                                                  -----
               Post Rocky
                Point(R)II   . . . .      174       4Q'96           3Q'97          1Q'98            N/A
                                        -----                                                     -----
                                          308                                                        62
                                        -----                                                     -----

               CHARLOTTE, NC
               Post Park at
                Phillips
                Place(TM)  . . . . .      402       4Q'95           4Q'96          1Q'98            139
                                        -----                                                     -----


               NASHVILLE, TN
               Post Hillsboro
                Village(TM)  . . . .      201       1Q'97           3Q'97         1Q'98             N/A
                                        -----                                     -----           -----
                                        3,271                                                       397
                                        =====                                                     =====



Land
The Company has acquired a parcel of land in Atlanta on which it plans to build a new community. The Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county adjacent to the parcel. The Company will review its development plan for this parcel closer to completion of these improvements. In addition, the Company holds land for a third phase of Post Rocky Point in Tampa, Florida. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

Other Activities
On May 7, 1996, the Company reacquired three contiguous Atlanta apartment communities, containing 810 units, which the Company developed in the early 1980's and managed under the Post(R) brand name through mid-1993. The Company's capital investment, after capital improvements, will be approximately $48 million, or $59,000 per apartment unit. The Company is operating this as one community under the name Post Creek(TM).

On July 19, 1996, the Company sold a community located in Florida, containing 180 units. The sale of the community is consistent with the Company's strategy of selling communities when the market demographics for a community are no longer consistent with the Company's existing ownership strategy.

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

Acquisition of assets and community improvement expenditures for the year ended December 31, 1996 and 1995 are summarized as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                         -----------------------------
                                                                            1996                1995
                                                                         ----------          ---------
 New community development and acquisition activity  . . . . . . .       $  173,328          $ 132,922
 Nonrecurring capital expenditures
   Vehicle access control gates  . . . . . . . . . . . . . . . . .               66                428
   Other community additions and improvements  . . . . . . . . . .            1,872                859
 Recurring capital expenditures
   Carpet replacements . . . . . . . . . . . . . . . . . . . . . .            1,087                897
   Other community additions and improvements  . . . . . . . . . .            1,874                803
 Corporate additions and improvements  . . . . . . . . . . . . . .              820              1,267
                                                                         ----------          ---------
                                                                         $  179,047          $ 137,176
                                                                         ==========          =========

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

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. FFO is defined to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the year ended December 31, 1996, 1995 and 1994 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                            1996              1995           1994
                                                                         -----------     --------------   -----------
 Net income available to common shareholders . . . . . . . . . . . . .   $   42,406      $   29,118       $   18,899
 Extraordinary item, net of minority interest  . . . . . . . . . . . .           --             870            3,293
 Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .        9,984           8,429            6,951
   Net gain on sale of assets, net of related income taxes . . . . . .         (854)         (1,746)          (1,494)
                                                                         ----------      ----------       ----------
     Adjusted net income . . . . . . . . . . . . . . . . . . . . . . .       51,536          36,671           27,649
     Depreciation of real estate assets  . . . . . . . . . . . . . . .       22,676          20,127           19,967
                                                                         ----------      ----------       ----------
 Funds from Operations (1) . . . . . . . . . . . . . . . . . . . . . .       74,212          56,798           47,616
   Recurring capital expenditures (2)  . . . . . . . . . . . . . . . .       (2,961)         (1,700)          (1,816)
   Non-recurring capital expenditures (3)  . . . . . . . . . . . . . .       (1,938)         (1,287)          (1,302)
   Loan amortization payments  . . . . . . . . . . . . . . . . . . . .         (228)           (199)            (184)
                                                                         ----------      ----------       ----------
 Cash Available for Distribution . . . . . . . . . . . . . . . . . . .   $   69,085      $   53,612       $   44,314
                                                                         ==========      ==========       ==========
 Cash Flow Provided From (Used In):
   Operating activities  . . . . . . . . . . . . . . . . . . . . . . .   $   78,966      $   57,362       $   43,807
   Investing activities  . . . . . . . . . . . . . . . . . . . . . . .   $ (166,762)     $ (114,531)      $  (99,364)
   Financing activities  . . . . . . . . . . . . . . . . . . . . . . .   $   79,021      $   60,885       $   46,508

 Weighted average shares outstanding . . . . . . . . . . . . . . . . .   21,787,648      18,382,299       16,847,999
                                                                         ==========      ==========       ==========
 Weighted average shares and units outstanding . . . . . . . . . . . .   26,917,723      23,541,639       22,125,890
                                                                         ==========      ==========       ==========

---------------
(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $1,087, $897 and $729 of carpet replacement and $1,874, $803 and $1,087 of other community additions and improvements to existing communities for the years ended December 31, 1996, 1995 and 1994, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $820, $1,267 and $783 are excluded from the calculation of CAD for the years ended December 31, 1996, 1995 and 1994, respectively.
(3) Non-recurring capital expenditures consisted of the additions of vehicle access control gates to communities of $66, $428 and $1,302 and other community additions and improvements of $1,872, $859 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of The Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the headings "Election of Directors" entitled "Nominee for Election -- New Director," "Nominees for Election -- Term Expiring 1997," "Incumbent Directors -- Term Expiring 1999," and "Incumbent Directors -- Term Expiring 1999" of the Proxy Statement for Annual Meeting of Shareholders to be held May 22, 1997 (the "Proxy Statement") are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading titled "Executive Compensation" entitled "Summary Compensation Table", "Fiscal Year-end Option Value Table", "Profit Sharing Plan", "Noncompetition and Employment Contract" and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. FINANCIAL STATEMENTS AND SCHEDULES

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
 POST PROPERTIES, INC.
 Consolidated Financial Statements:
  Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34
  Consolidated Balance Sheets as of December 31, 1996 and 1995   . . . . . . . . . . . . . . . .        35
  Consolidated Statements of Operations for the Years Ended December 31, 1996,
    1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36
  Consolidated Statements of Shareholders' Equity and Accumulated Earnings (Deficit) for the
    Years Ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .        37
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
    1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38
  Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .        39

 Schedule III:
  Consolidated Real Estate and Accumulated Depreciation  . . . . . . . . . . . . . . . . . . . .        51

All other schedules are omitted because they are not applicable or not required.


POST PROPERTIES, INC. -- 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
 Financial Statements:                                                                                 PAGE
   Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        54
   Statement of Net Assets Available for Plan Benefits as of December 31, 1996 and 1995  . . . .        55
   Statement of Changes in Net Assets Available for Plan Benefits for the years ended
     December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        56
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        57

3.  EXHIBITS

Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrant and are herein incorporated by reference thereto.

The Registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

  EXHIBIT
    NO.                                                   DESCRIPTION
  3.1*        --  Articles of Incorporation of the Company
  3.2*        --  Bylaws of the Company
 10.1**       --  Agreement of Limited Partnership of the Operating Partnership
 10.2**       --  Registration Rights and Lock-Up Agreement among the Company and the persons named therein
 10.3**       --  Employee Stock Plan
 10.4**       --  Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
 10.5**       --  Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
 10.6**       --  Employment Agreement between the Company and John A. Williams
 10.7**       --  Employment Agreement between the Company and John T. Glover
 10.8**       --  Employment Agreement between the Operating Partnership and John A. Williams
 10.9**       --  Employment Agreement between the Operating Partnership and John T. Glover
 10.10**      --  Employment Agreement between Post Services, Inc. and John A. Williams
 10.11**      --  Employment Agreement between Post Services, Inc. and John T. Glover
 10.12**      --  Option and Transfer Agreement among the Operating Partnership, Post Services, John A. Williams and
                  John T. Glover
 10.13**      --  Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
 10.14*       --  Form of officers and directors Indemnification Agreement
 10.15*       --  Form of Option Agreement to be entered into between the Operating Partnership and the owners of four parcels of undeveloped land
 10.16*       --  Profit Sharing Plan of the Company
 10.17**      --  Form of General Partner 1% Exchange Agreement
 10.18+       --  Employee Stock Purchase Plan
 10.19++      --  Dividend Reinvestment and Stock Purchase Plan
 10.20o       --  Credit Agreement dated as of February 1, 1995 among Post Apartment Homes, L.P., Wachovia Bank of
                  Georgia, N.A., as administrative agent, First Union National Bank of Georgia, as Co-Agent, and the
                  banks listed on the signature pages thereto (the "Credit Agreement")
 10.21+++     --  First Amendment to Credit Agreement and Release of Subsidiary Guarantors dated July 26, 1995
 10.22+++     --  Second Amendment to Credit Agreement dated October 27, 1995
 10.23+++     --  Third Amendment to Credit Agreement dated February 29, 1996
 10.24***     --  Indenture between the Company and Sun Trust Bank, Atlanta, as Trustee
 21.1+++      --  List of Subsidiaries
 23.1         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-85712)
 23.2         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-86674)
 23.3         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-81772)
 23.4         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-85714)
 23.5         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 333-3555)
 27.1         --  Financial Data Schedule (for SEC use only)

---------------
 * Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Registrant.
** Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Registrant.

*** Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-3555) of the Registrant.
+ Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Registrant.
++ Filed as part of the Registration Statement on Form S-3 (SEC File No. 33-81772) of the Registrant.
+++ Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995.
o Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994.

       The registrant's proxy statement is to be filed with the Commission on or about March 31, 1997.

       (b)  Reports on Form 8-K

       Report on Form 8-K filed on October 1, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POST PROPERTIES, INC.
                                         (Registrant)


March 28, 1997                           /s/ John T. Glover
                                         --------------------------------------
                                                John T. Glover, President
                                            Chief Operating Officer, Treasurer
                                                      and a Director
                                              (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                               TITLE                             DATE
          John A. Williams            Chairman of the Board, Chief                  March 28, 1997
 -----------------------------------  Executive Officer and Director
          John A. Williams

           John T. Glover             President, Chief Operating Officer,           March 28, 1997
 -----------------------------------  Treasurer, Principal Financial
           John T. Glover             Officer, and Director


           R. Gregory Fox             Senior Vice President, Chief                  March 28, 1997
 -----------------------------------  Accounting Officer
           R. Gregory Fox

           Arthur M. Blank            Director                                      March 28, 1997
 -----------------------------------
           Arthur M. Blank

          Herschel M. Bloom           Director                                      March 28, 1997
 -----------------------------------
          Herschel M. Bloom

        Virginia C. Crawford          Director                                      March 28, 1997
 -----------------------------------
        Virginia C. Crawford

          Russell R. French           Director                                      March 28, 1997
 -----------------------------------
          Russell R. French

       William A. Parker, Jr.         Director                                      March 28, 1997
 -----------------------------------
       William A. Parker, Jr.

              J.C. Shaw               Director                                      March 28, 1997
 -----------------------------------
              J.C. Shaw


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Post Properties, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 30 present fairly, in all material respects, the financial position of Post Properties, Inc. at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Post Properties, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Atlanta, Georgia
February 11, 1997

                             POST PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                   DECEMBER 31,
                                                                                            ----------------------------
                                                                                                1996           1995
                                                                                            -------------  -------------
 ASSETS
  Real estate assets
    Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  150,072     $  118,988
    Building and improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       730,518        589,869
    Furniture, fixtures and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .        74,120         67,354
    Construction in progress   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       140,437        149,514
    Land held for future development   . . . . . . . . . . . . . . . . . . . . . . . . .        14,195         12,199
                                                                                            ----------     ----------
                                                                                             1,109,342        937,924
    Less: accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . .      (177,672)      (156,824)
                                                                                            ----------     ----------
      Operating real estate assets   . . . . . . . . . . . . . . . . . . . . . . . . . .       931,670        781,100
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           233          9,008
  Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,148          1,146
  Deferred charges, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,459          7,241
  Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,165         14,489
                                                                                            ----------     ----------
      Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  958,675     $  812,984
                                                                                            ==========     ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  434,319     $  349,719
  Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,264          3,965
  Dividend and distribution payable  . . . . . . . . . . . . . . . . . . . . . . . . . .        14,659         13,091
  Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . .        17,915         16,354
  Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . . . . . . .         5,084          4,366
                                                                                            ----------     ----------
      Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       476,241        387,495
                                                                                            ----------     ----------
  Minority interest of unitholders in Operating Partnership  . . . . . . . . . . . . . .        83,441         81,865
                                                                                            ----------     ----------
  Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Shareholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    Preferred stock, $.01 par value, 20,000,000
     authorized, 1,000,000 shares issued and outstanding   . . . . . . . . . . . . . . .            10             --
    Common stock, $.01 par value, 100,000,000
     authorized, 21,922,393 and 21,577,636 shares
     issued and outstanding at December 31, 1996
     and December 31, 1995, respectively   . . . . . . . . . . . . . . . . . . . . . . .           219            216
    Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       398,764        343,408
    Accumulated earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             --
                                                                                            ----------     ----------
      Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . . . .       398,993        343,624
                                                                                            ----------     ----------
      Total liabilities and shareholders' equity   . . . . . . . . . . . . . . . . . . .    $  958,675     $  812,984
                                                                                            ==========     ==========





  The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------
                                                                                  1996          1995           1994
                                                                             -------------  -----------    ----------
 REVENUES
     Rental  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   157,735    $   133,817    $  115,309
     Property management - third party . . . . . . . . . . . . . . . . . .         2,828          2,764         2,508
     Landscape services - third party  . . . . . . . . . . . . . . . . . .         4,834          4,647         3,799
     Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           326            593           442
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,985          2,884         2,681
                                                                             -----------    -----------    ----------
       Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .       170,708        144,705       124,739
                                                                             -----------    -----------    ----------

 EXPENSES
     Property operating and maintenance (exclusive of items
       shown separately below) . . . . . . . . . . . . . . . . . . . . . .        57,335         49,912        43,376
     Depreciation (real estate assets) . . . . . . . . . . . . . . . . . .        22,676         20,127        19,967
     Depreciation (non-real estate assets)   . . . . . . . . . . . . . . .           927            692           241
     Property management . . . . . . . . . . . . . . . . . . . . . . . . .         2,055          2,166         2,229
     Landscape services  . . . . . . . . . . . . . . . . . . . . . . . . .         3,917          3,950         3,098
     Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,131         22,698        19,231
     Amortization of deferred loan costs   . . . . . . . . . . . . . . . .         1,352          1,967         1,999
     General and administrative  . . . . . . . . . . . . . . . . . . . . .         7,716          6,071         6,269
     Minority interest in consolidated property partnership  . . . . . . .            --            451           680
                                                                             -----------    -----------    ----------
            Total expenses   . . . . . . . . . . . . . . . . . . . . . . .       118,109        108,034        97,090
                                                                             -----------    -----------    ----------
     Income before net gain on sale of assets, net of related income taxes, minority interest of unitholders in Operating Partnership
     and extraordinary item  . . . . . . . . . . . . . . . . . . . . . . .        52,599         36,671        27,649
     Net gain on sale of assets, net of related income taxes . . . . . . .           854          1,746         1,494
     Minority interest of unitholders in Operating Partnership . . . . . .        (9,984)        (8,429)       (6,951)
                                                                             -----------    -----------    ----------
     Income before extraordinary item  . . . . . . . . . . . . . . . . . .        43,469         29,988        22,192
     Extraordinary item, net of minority interest of unitholders
       in Operating Partnership  . . . . . . . . . . . . . . . . . . . . .            --           (870)       (3,293)
                                                                             -----------    -----------    ----------
     Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        43,469         29,118        18,899
     Dividends to preferred shareholders . . . . . . . . . . . . . . . . .        (1,063)            --            --
                                                                             -----------    -----------    ----------
     Net income available to common shareholders . . . . . . . . . . . . .   $    42,406    $    29,118    $   18,899
                                                                             ===========    ===========    ==========
 PER COMMON SHARE DATA:
     Weighted average common shares outstanding  . . . . . . . . . . . . .    21,787,648     18,382,299    16,847,999
                                                                             ===========    ===========    ==========
     Income before extraordinary item (net of preferred dividend)  . . . .   $      1.95    $      1.63    $     1.32
                                                                             ===========    ===========    ==========
     Net income available to common shareholders   . . . . . . . . . . . .   $      1.95    $      1.58    $     1.12
                                                                             ===========    ===========    ==========
     Dividends declared  . . . . . . . . . . . . . . . . . . . . . . . . .   $      2.16    $      1.96    $     1.80
                                                                             ===========    ===========    ==========





  The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                         ACCUMULATED EARNINGS (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                                                      ACCUMULATED
                                                                  PREFERRED    COMMON      PAID-IN     EARNINGS/
                                                                   SHARES      SHARES      CAPITAL      (DEFICIT)      TOTAL
                                                                 -----------  ---------    --------  ------------   -----------
                   SHAREHOLDERS' EQUITY AND
                     ACCUMULATED EARNINGS (DEFICIT),
                     DECEMBER 31, 1993   . . . . . . . . . . . .  $     --     $   140    $ 212,974    $ (35,250)    $177,864
                   Proceeds of Second Offering, net of
                    underwriting discount and offering costs
                    of $5,550, and costs of Shelf Registration
                    of $269  . . . . . . . . . . . . . . . . . .        --          30       82,651           --       82,681
                   Adjustment for minority interest of
                    unitholders in Operating Partnership at
                    date of Second Offering  . . . . . . . . . .        --          --       (8,345)          --       (8,345)
                     Conversions of Units to shares  . . . . . .        --           2           --           (2)          --
                     Net income  . . . . . . . . . . . . . . . .        --          --           --       18,899       18,899
                     Dividends declared and paid   . . . . . . .        --          --      (23,166)          --      (23,166)
                     Dividends declared  . . . . . . . . . . . .        --          --       (7,737)          --       (7,737)
                                                                  --------     -------    ---------    ---------     --------
                   SHAREHOLDERS' EQUITY AND
                     ACCUMULATED EARNINGS (DEFICIT),
                     DECEMBER 31, 1994   . . . . . . . . . . . .        --         172      256,377      (16,353)     240,196
                     Proceeds of Third Offering, net of
                        underwriting discount and offering              --          37      105,241           --      105,278
                        costs of $6,501  . . . . . . . . . . . .
                     Adjustment for minority interest of
                        unitholders in Operating Partnership
                        at date of Third Offering  . . . . . . .        --          --      (10,598)          --      (10,598)
                     Proceeds from Dividend Reinvestment Plan. .        --           6       16,165           --       16,171
                     Conversion of Units to shares   . . . . . .        --           1           --           (1)          --
                     Net income  . . . . . . . . . . . . . . . .        --          --           --       29,118       29,118
                     Dividends declared and paid   . . . . . . .        --                  (22,071)      (3,897)     (25,968)
                     Dividends declared  . . . . . . . . . . . .        --          --       (1,706)      (8,867)     (10,573)
                                                                  --------    --------    ---------    ---------     --------
                   SHAREHOLDERS' EQUITY AND
                     ACCUMULATED EARNINGS,
                     DECEMBER 31, 1995   . . . . . . . . . . . .        --         216      343,408           --      343,624
                     Proceeds from Preferred Shares, net of
                       underwriting discount and offering
                       costs of $1,387   . . . . . . . . . . . .        10          --       48,603           --       48,613
                     Acquisition of real estate through
                         issuance of Units . . . . . . . . . . .        --          --        5,091           --        5,091
                     Proceeds from Dividend Reinvestment and
                       Employee Stock Purchase Plans   . . . . .        --           2        9,032           --        9,034
                     Conversion of Units to shares   . . . . . .        --           1           (1)          --           --
                     Adjustment for minority interest of
                       unitholders in Operating Partnership
                       at dates of capital transactions  . . . .        --          --       (2,680)          --       (2,680)
                     Net Income  . . . . . . . . . . . . . . . .        --          --           --       43,469       43,469
                     Dividends to preferred shareholders   . . .        --          --           --       (1,063)      (1,063)
                     Dividends declared and paid to common
                       shareholders  . . . . . . . . . . . . . .        --          --       (3,549)     (31,708)     (35,257)
                     Dividends declared to common shareholders .        --          --       (1,140)     (10,698)     (11,838)
                                                                  --------     -------    ---------    ---------     --------
                   SHAREHOLDERS' EQUITY AND
                     ACCUMULATED EARNINGS
                     DECEMBER 31, 1996   . . . . . . . . . . . .  $     10     $   219    $ 398,764    $      --     $398,993
                                                                  ========     =======    =========    =========     ========





  The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                                 1996            1995          1994
                                                                            --------------  -------------  -------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    43,469     $    29,118    $   18,899
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Minority interest of unitholders in Operating Partnership  . . . . . .          9,984           8,175         5,819
  Net gain on sale of assets, net of related income tax  . . . . . . . .           (854)         (1,746)       (1,488)
  Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,603          20,819        20,208
  Write-off of deferred swap income  . . . . . . . . . . . . . . . . . .             --              --        (1,485)
  Write-off of deferred financing costs  . . . . . . . . . . . . . . . .             --           1,120         1,139
  Amortization of deferred loan costs  . . . . . . . . . . . . . . . . .          1,352           1,967         1,999
  Changes in assets, (increase) decrease in:
    Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . .             (2)          7,211        (7,211)
    Organization costs and other deferred charges  . . . . . . . . . . .          1,589             (90)          134
    Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,281)         (9,122)       (1,655)
  Changes in liabilities, increase (decrease) in:
    Accrued interest payable   . . . . . . . . . . . . . . . . . . . . .            299          (1,171)        3,058
    Accounts payable and accrued expenses  . . . . . . . . . . . . . . .          2,089             868         4,143
    Security deposits and prepaid rents  . . . . . . . . . . . . . . . .            718             213           247
                                                                            -----------     -----------    ----------
  Net cash provided by operating activities  . . . . . . . . . . . . . .         78,966          57,362        43,807
                                                                            -----------     -----------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Construction and acquisition of real estate assets,
    net of payables  . . . . . . . . . . . . . . . . . . . . . . . . . .       (168,885)       (117,120)      (99,529)
  Proceeds from sale of assets   . . . . . . . . . . . . . . . . . . . .         12,285          22,645         7,493
  Capitalized interest   . . . . . . . . . . . . . . . . . . . . . . . .         (4,443)         (5,653)       (3,427)
  Recurring capital expenditures   . . . . . . . . . . . . . . . . . . .         (3,781)         (2,967)       (2,599)
  Non-recurring capital expenditures   . . . . . . . . . . . . . . . . .         (1,938)         (1,287)       (1,302)
  Purchase of minority interests in property partnerships  . . . . . . .             --         (10,149)           --
                                                                            -----------     -----------    ----------
  Net cash used in investing activities  . . . . . . . . . . . . . . . .       (166,762)       (114,531)      (99,364)
                                                                            -----------     -----------    ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of financing costs   . . . . . . . . . . . . . . . . . . . . .         (3,986)         (4,614)       (1,385)
  Debt proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        236,833         362,196       140,122
  Debt payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (277,233)       (374,522)     (135,886)
  Offering proceeds, net of underwriters discount and offering costs   .        123,438         105,278        82,681
  Proceeds from Preferred Shares   . . . . . . . . . . . . . . . . . . .         48,613              --            --
  Proceeds from Dividend Reinvestment Plan   . . . . . . . . . . . . . .          9,034          16,171            --
  Capital distributions to unitholders   . . . . . . . . . . . . . . . .        (10,785)         (9,919)       (9,545)
  Dividends paid to preferred shareholders   . . . . . . . . . . . . . .         (1,063)             --            --
  Dividends paid to common shareholders  . . . . . . . . . . . . . . . .        (45,830)        (33,705)      (29,479)
                                                                            -----------     -----------    ----------
  Net cash provided by financing activities  . . . . . . . . . . . . . .         79,021          60,885        46,508
                                                                            -----------     -----------    ----------
  Net increase (decrease) in cash and cash equivalents   . . . . . . . .         (8,775)          3,716        (9,049)
  Cash and cash equivalents, beginning of period   . . . . . . . . . . .          9,008           5,292        14,341
                                                                            -----------     -----------    ----------
  Cash and cash equivalents, end of period   . . . . . . . . . . . . . .    $       233     $     9,008    $    5,292
                                                                            ===========     ===========    ==========





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

The Company currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Tampa, Northern Virginia, Nashville and Charlotte metropolitan areas. Approximately 72.8% and 12.6% (on a unit basis) of the Company's communities are located in the Atlanta and Tampa metropolitan areas, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Since units can be redeemed for shares of the Company on a one-for-one basis at the Company's option, minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average of shares and units outstanding during the period.

Certain items in the Consolidated Financial Statements were reclassified for comparative purposes.

ACCOUNTING CHANGES

In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identified intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement requires the use of undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the expected future cash flows are less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. Adoption of this pronouncement had no material effect on the consolidated statement of operations for the year ended December 31, 1996.

During 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation." This statement provides entities a choice between fair value based or intrinsic value based methods of accounting, for stock based compensation plans. The Company has elected to continue using the intrinsic value method. Under this approach, the Company will provide pro forma disclosures of net income and earnings per share as if the fair value method had been applied.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE ASSETS AND DEPRECIATION

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements -- 20-40 years; furniture, fixtures and equipment -- 5 years).

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

RESTRICTED CASH

Restricted cash generally is comprised of resident security deposits for communities located in Florida and Tennessee and required maintenance reserves for communities located in DeKalb County, Georgia.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized using the interest method over the terms of the related debt.

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (including capitalized amounts of $4,443, $5,653 and $3,427 during 1996, 1995 and 1994, respectively, and interest rate protection receipts of $830, $1,539 and $384 during 1996, 1995 and 1994, respectively) aggregated $27,120, $28,343, $21,234 for the years ended December 31, 1996, 1995 and 1994, respectively.

INTEREST RATE PROTECTION AGREEMENTS

Premiums paid to purchase interest rate protection agreements are capitalized and amortized over the terms of those agreements using the interest method. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the interest rate protection agreements are accrued as a reduction of interest expense.

PER SHARE DATA

Earnings per common share with respect to the Company for the years ended December 31, 1996, 1995 and 1994 is computed based upon the weighted average number of shares outstanding during the period.

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

2.  DEFERRED CHARGES

Deferred charges consist of the following:


                                                                              DECEMBER 31,
                                                                      --------------------------
                                                                         1996            1995
                                                                      ----------      ----------
                     Deferred financing costs  . . . . . . . . . . .  $  18,915       $   15,411
                     Other . . . . . . . . . . . . . . . . . . . . .      1,156            1,340
                                                                      ---------       ----------
                                                                         20,071           16,751
                     Less: accumulated amortization  . . . . . . . .    (10,612)          (9,510)
                                                                      ---------       ----------
                                                                      $   9,459       $    7,241
                                                                      =========       ==========

3.  NOTES PAYABLE

The Company's indebtedness consists of the following:

                                                                                  DECEMBER 31,
                                                                       ------------------------------------
                                                                            1996                   1995
                                                                       ---------------       --------------
                     Tax-exempt fixed rate bond indebtedness
                     (secured) . . . . . . . . . . . . . . . . . . .   $      64,758          $     105,379
                     Conventional fixed rate (secured) . . . . . . .          21,881                 44,145
                     Tax-exempt floating rate bond indebtedness
                     (secured) . . . . . . . . . . . . . . . . . . .          84,280                 39,795
                     Conventional floating rate (secured)  . . . . .          14,400                 14,400
                     Senior notes (unsecured)  . . . . . . . . . . .         225,000                100,000
                     Lines of credit (unsecured) . . . . . . . . . .          24,000                 46,000
                                                                       -------------          -------------
                     Total . . . . . . . . . . . . . . . . . . . . .   $     434,319          $     349,719
                                                                       =============          =============

CONVENTIONAL MORTGAGES PAYABLE

Conventional mortgages payable were comprised of five loans at December 31, 1996 and 1995 each of which is collateralized by an apartment community included in real estate assets. The mortgages payable are generally due in monthly installments of interest only and mature at various dates through 1999. The interest rates on the fixed rate mortgages payable ranged from 7.72% to 9.20% at December 31, 1996. At December 31, 1996, the interest rate on the variable rate mortgage payable was at .55% above the London Interbank Offered Rate ("LIBOR"). At December 31, 1996, LIBOR ranged from 5.50% to 5.79% for one, three, six, and twelve month indices.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

TAX-EXEMPT BOND INDEBTEDNESS

Certain of the apartment communities are encumbered to secure tax-exempt housing bonds. Such bonds are generally payable in monthly or semi-annual installments of interest only and mature at various dates through 2025. The interest rate on each of the fixed rate bonds payable was 8.075% at December 31, 1996. Floating rate indebtedness reissued in 1995 and 1996, bears interest at the "AAA" non-AMT tax exempt rate, set weekly, which was 4.05% at December 31, 1996 (average of 3.44% for 1996). With respect to such bonds, the Company pays certain credit enhancement fees of .575% of the amount of such bonds or the amount of such letters of credit, as the case may be.

On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement for such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for seven bond issues, aggregating $84,280, which were concurrently reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $70,248 ($5,490 of which is currently defeased) with respect to eight other bond issues which mature and may be refunded during 1997 and 1998. Under this agreement, on January 1, 1997, the Post Bridge and Post Gardens bonds were refunded in the amount of $12,450 ($2,490 of which had previously been defeased) and $14,500, respectively, with an issue enhanced by FNMA and maturing on June 1, 2025. The agreement also contains a provision whereby the Company may request FNMA to evaluate the enhancement of an additional $81,352 of bonds which are currently defeased and not part of the agreement. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

DEBT DEFEASED

The Company applied a portion of the net proceeds of the Initial Offering and Second Offering to pay in full thirteen fixed rate obligations totaling $132,470 and economically defease in full six tax exempt bond financings totaling $52,700. In addition, the Company paid $43,108 to partially prepay eleven variable rate obligations and $51,956 to economically defease portions of eight tax exempt bond financings. The above amounts do not include aggregate prepayment penalties and defeasance escrow requirements in excess of principal defeased of $18,077. The balance of debt fully or partially economically defeased aggregated $86,842 at December 31, 1996.

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

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Cash Management Line bears interest at LIBOR plus .75% or prime minus .25% and has a maturity date of November 14, 1997. The Revolver requires three days advance notice to repay borrowings whereas this facility provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance.

At December 31, 1996, the outstanding balances on the Revolver and the Cash Management Line were $4,000 and $20,000, respectively.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

SENIOR UNSECURED NOTES

On June 7, 1995, the Company issued $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company. The notes were in two tranches: the first, totaling $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2000; and the second, totaling $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the notes were used to reduce other secured indebtedness and to pay down the Revolver. The note agreements pursuant to which the notes were purchased contain customary representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

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

On September 30, 1996, the Company completed a $125,000 senior unsecured debt offering comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316% per annum (.71% over the corresponding treasury rate on the date such rate was set). The second tranche, $25,000 of 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544% per annum (.83% over the corresponding treasury rate on the date such rate was set). Proceeds from the Notes were used to pay down existing indebtedness outstanding on the Revolver.

The aggregate maturities of the above conventional mortgages payable, tax-exempt bond indebtedness, lines of credit and senior unsecured notes (after giving effect to the refunding of the Post Bridge and Post Gardens bonds) are as follows:

                           1997  . . . . . . . . . . . . . . . . . . . . . . . . .  $   54,640
                           1998  . . . . . . . . . . . . . . . . . . . . . . . . .      24,488
                           1999  . . . . . . . . . . . . . . . . . . . . . . . . .      43,400
                           2000  . . . . . . . . . . . . . . . . . . . . . . . . .      30,000
                           2001  . . . . . . . . . . . . . . . . . . . . . . . . .      28,051
                           Thereafter  . . . . . . . . . . . . . . . . . . . . . .     253,740
                                                                                    ----------
                                                                                    $  434,319
                                                                                    ==========

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PLEDGED ASSETS

The aggregate net book value at December 31, 1996 of property pledged as collateral for indebtedness amounted to approximately $169,171.

EXTRAORDINARY ITEM

The extraordinary item for the year ended December 31, 1995 resulted from the write-off of deferred financing costs on the mortgage debt satisfied. The extraordinary item is net of minority interest ($250) of the unitholders calculated on the basis of weighted average units and common shares outstanding for the year ended December 31, 1995.

The extraordinary item for the year ended December 31, 1994 resulted from mortgage prepayment penalties and defeasance escrow requirements ($4,274), the administrative costs for bond indebtedness defeased ($485), the write-off of deferred financing costs on the mortgage debt satisfied ($1,139) and the recognition of the gain previously deferred ($1,485) from the termination of the interest rate swap agreements for which the related debt has been repaid or defeased. The extraordinary item is net of the minority interest ($1,120) of the unit holders calculated on the basis of weighted average units and shares outstanding for the year ended December 31, 1994.

4.  INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfy certain other requirements. As a result, the Company generally will not be subject to Federal income taxation at the corporate level on the income it distributes to the shareholders. Although Post Properties, Inc. has elected to be taxed as a REIT, Post Services, Inc. ("Post Services") was formed as a subsidiary of the Operating Partnership to provide through its subsidiaries asset management, leasing and landscaping services to third parties. The consolidated taxable income of Post Services, if any, will be subject to tax at regular corporate rates.

As of December 31, 1996, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, exceeded the net assets as reported in the Company's consolidated financial statements by approximately $100,439.

5.  RELATED PARTY TRANSACTIONS

The Company provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 1996, 1995 and 1994, the Company received landscaping fees of $1,391, $1,758 and $1,968 for such services. These amounts include reimbursements of direct expenses in the amount of $729, $1,111 and $1,507 which are not included in landscape services revenue; accordingly, these transactions resulted in the Company recording landscape services net fees in excess of direct expenses of $662, $647 and $461 in the accompanying financial statements for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company provides accounting and administrative services to entities controlled by certain executive officers of the Company. Fees under this arrangement aggregated $25, $32 and $60 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $363, $317 and $140 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

On October 15, 1996, the Company exercised its option to purchase land from unitholders of the Operating Partnership. In exchange for the land, the Company issued 138,150 units of the Operating Partnership to the unitholders.

6.  EMPLOYEE BENEFIT PLANS

The employees of the Company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. Contributions are made based on a discretionary amount determined by the Company's management. Contributions, if any, are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. Contributions of $100, $145 and $147 were made in 1996, 1995 and 1994, respectively.

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.  STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 1996, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Stock Plan and the ESPP. The compensation cost that has been charged against income for the Grant Plan was, $129 and $73 for 1996 and 1995, respectively. Had compensation cost for the Company's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                   1996        1995
                                                                                ---------   ----------
                   Net income available to common
                     shareholders                          As reported . . .    $ 42,406    $  29,118
                                                           Pro Forma . . . .    $ 40,488    $  28,771

                   Net income per common share             As reported . . .    $   1.95    $    1.58
                                                           Pro Forma . . . .    $   1.86    $    1.57

For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 1996 and 1995, are as follows: dividend yield of 5.4 for 1996 and 6.2 percent for 1995; expected volatility of 14.5 percent for both years; risk-free interest rates ranging from 5.4 to 5.7 percent for 1996 and 5.5 to 7.3 percent for 1995; and expected lives ranging from 5 to 7 years for both years.

FIXED STOCK OPTION PLANS

Under the Stock Plan, the Company may grant options to its employees and directors for up to 1,200,000 shares of common stock. Of this amount, 550,000 shares are available for grants of restricted stock. Options granted to any key employee or officer cannot exceed 50,000 shares a year. The exercise price of each option equals the market price on the date of grant and all options have a maximum term of ten years from the grant date.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A summary of the status of the Company's Stock Plan as of December 31, 1995 and 1996, changes during the years then ended, and the weighted-average fair value of options granted during the years is presented below:

                                                             1995                              1996
                                                -------------------------------   -------------------------------
                                                                  WEIGHTED-                         WEIGHTED-
                                                                   AVERAGE                           AVERAGE
                                                  SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
                                                -----------   -----------------   -----------   -----------------
 Fixed Options
   Outstanding at beginning of year  . . . .      353,344          $  31            601,366          $  31
   Granted . . . . . . . . . . . . . . . . .      251,383             30            310,067             32
   Exercised . . . . . . . . . . . . . . . .         (361)            28            (18,993)            31
   Forfeited . . . . . . . . . . . . . . . .       (3,000)            30            (28,335)            31
                                                ---------                         ---------
   Outstanding at end of year  . . . . . . .      601,366             31            864,105             31
                                                =========                         =========
   Options exercisable at year-end . . . . .      238,188                           797,830
                                                =========                         =========
   Weighted-Average fair value of options
     granted during the year . . . . . . . .    $    3.59                         $    3.47
                                                =========                         =========

The following table summarizes information about the options outstanding under the Company's Stock Plan at December 31, 1996:

                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  ----------------------------------------------------------  ------------------------------------
                                         WEIGHTED-AVERAGE
    RANGE OF      NUMBER OUTSTANDING         REMAINING      WEIGHTED-AVERAGE  NUMBER EXERCISABLE  WEIGHTED-AVERAGE
EXERCISE PRICES       AT 12/31/96        CONTRACTUAL LIFE    EXERCISE PRICE      AT 12/31/96       EXERCISE PRICE
---------------   ------------------   ------------------   ----------------  ------------------  ----------------
    $28 to 40           864,105               8.0 years            $31             797,830               $31

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Company is party to two ground leases relating to an operating community with terms expiring in years 2040 and 2043 and to office, equipment and other operating leases with terms expiring in years 1997 through 2004. Future minimum lease payments for noncancellable land, office, equipment and other leases at December 31, 1996 are as follows:

                           1997  . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,249
                           1998  . . . . . . . . . . . . . . . . . . . . . . . . .    2,226
                           1999  . . . . . . . . . . . . . . . . . . . . . . . . .    2,115
                           2000  . . . . . . . . . . . . . . . . . . . . . . . . .    1,026
                           2001  . . . . . . . . . . . . . . . . . . . . . . . . .      698
                           2002 and thereafter . . . . . . . . . . . . . . . . . .    6,741
                                                                                    -------
                                                                                    $15,055
                                                                                    =======

The Company incurred $2,172 , $2,034 and $1,911 of rent expense for the years ended December 31, 1996, 1995 and 1994, respectively.

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

Disclosure about fair value of financial instruments are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11. EARNINGS PER SHARE

Primary earnings per common share for income before extraordinary item, net of preferred dividends, and net income available to common shareholders has been computed by dividing income before extraordinary item, net of preferred dividends, and net income available to common shareholders by the weighted average number of shares outstanding. This method derives the same per common share information as the "two-class" method prescribed for REIT's. The weighted average number of common shares outstanding utilized in the calculations are 21,787,648, 18,382,299 and 16,847,999 for the years ended December 31, 1996,
1995 and 1994, respectively.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:

(a) On the date of the Second Offering and Third Offering, holders of 5,401,185 and 5,139,243 Units of the Operating Partnership, respectively, were allocated capital on a pro rata basis in proportion to their Units over total Units outstanding in the Operating Partnership. During 1996, 1995 and 1994, holders of 54,400, 97,201 and 159,373 Units in the Operating Partnership, respectively, exercised their option to convert their units to shares of the Company on a one-for-one basis. During 1996 the Company exercised its option to purchase land in exchange for 138,150 Units of the Operating Partnership. The net effect of the capital allocated to the unitholders of the Operating Partnership on the dates of the offerings, the subsequent conversion of Units of the Operating Partnership to shares of the Company, the adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans and the issuance of Units of the Operating Partnership in exchange for land was a reclassification increasing minority interest and decreasing shareholders' equity in the amount of $2,680 and $10,598 and $8,345 for the years ended December 31, 1996, 1995 and 1994, respectively.

(b) The Operating Partnership committed to distribute $14,659, $13,091 and $10,094 for the quarters ended December 31, 1996, 1995 and 1994, respectively. As a result, the Company declared dividends of $11,838, $10,573 and $7,737 for the quarters ended December 31, 1996, 1995 and 1994, respectively. The remaining distributions from the Operating Partnership in the amount of $2,821, $2,518 and $2,357 for the quarters ended December 31, 1996, 1995 and 1994, respectively, are distributed to minority interest unitholders in the Operating Partnership.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended 1996 and 1995 are as follows:

                                                                                 Years Ended December 31, 1996*
                                                                           ------------------------------------------
                                                                             FIRST     SECOND     THIRD      FOURTH
                                                                           ---------  ---------  ---------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          Revenues  . . . . . . . . . . . . . . . . . . .  $39,205    $42,578    $44,699    $44,226
                          Income before net gain on sale of assets, net
                             of related income taxes, and minority
                             interest of unitholders in Operating
                             Partnership  . . . . . . . . . . . . . . . .   12,432     12,443     13,423     14,301
                          Net gain on sale of assets, net of related
                             income taxes . . . . . . . . . . . . . . . .       --         --        854         --
                          Minority interest of unitholders in Operating
                            Partnership   . . . . . . . . . . . . . . . .   (2,386)    (2,360)    (2,696)    (2,542)
                          Net income  . . . . . . . . . . . . . . . . . .   10,046     10,083     11,581     11,759
                          Dividends to preferred shareholders . . . . . .       --         --         --      1,063
                          Net income available to common shareholders . .   10,046     10,083     11,581     10,696
                          Earnings per common share:
                            Net income available to common shareholders .     0.46       0.46       0.53       0.49



                                                                                 YEARS ENDED DECEMBER 31, 1995*
                                                                           ------------------------------------------
                                                                             FIRST     SECOND     THIRD      FOURTH
                                                                           ---------  ---------  ---------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          Revenues  . . . . . . . . . . . . . . . . . . .  $33,163    $35,650    $37,480    $38,412
                          Income before net gain on sale of assets, net
                             of related income taxes, minority interest
                             of unitholders in Operating Partnership and
                             extraordinary item . . . . . . . . . . . . .    7,965      8,526      8,999     11,181
                          Net gain on sale of assets, net of related
                            income taxes  . . . . . . . . . . . . . . . .       --         --      1,746         --
                          Minority interest of unitholders in Operating
                            Partnership   . . . . . . . . . . . . . . . .   (1,842)    (1,923)    (2,410)    (2,254)
                          Extraordinary item  . . . . . . . . . . . . . .     (120)      (502)      (189)       (59)
                          Net income  . . . . . . . . . . . . . . . . . .    6,003      6,101      8,146      8,868
                          Earnings per share:
                            Income before extraordinary item  . . . . . .     0.35       0.37       0.47        0.43
                            Net income  . . . . . . . . . . . . . . . . .     0.35       0.34       0.46        0.43


---------------
* The total of the four quarterly amounts for minority interest of unitholders in Operating Partnership, extraordinary item, net income and earnings per share may not equal the total for the year. These differences result from the use of a weighted average to compute minority interest in the Operating Partnership and average number of shares outstanding.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    SCHEDULE III

                            POST PROPERTIES, INC.
            REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1996
                           (Dollars in thousands)


                                                                                                     GROSS AMOUNT AT WHICH
                                                        INITIAL COSTS           COSTS               CARRIED AT CLOSE OF PERIOD
                                                 -------------------------   CAPITALIZED    -----------------------------------
                                     RELATED                  BUILDING AND    SUBSEQUENT               BUILDING AND
                                    ENCUMBRANCES    LAND      IMPROVEMENTS  TO ACQUISITION     LAND   IMPROVEMENTS      TOTAL(1)
                                    ------------    ----      ------------  --------------     ----   ------------      -----
ATLANTA, GEORGIA
Post Ashford                        $ 9,895 (2)  $ 1,906        $    -        $ 7,434       $ 1,906     $ 7,434        $ 9,340
Post Bridge                           9,960 (2)      868             -         10,810           868      10,810         11,678
Post Brook                            4,300 (2)      584             -          3,600           584       3,600          4,184
Post Brookhaven                          -         7,921             -         30,019         7,921      30,019         37,940
Post Canyon                          16,845 (2)      931             -         15,486           931      15,486         16,417
Post Chase                           12,000 (2)    1,438             -         13,893         1,438      13,893         15,331
Post Chastain                            -         6,352             -         37,778         6,779      37,351         44,130
Post Collier Hills                       -         6,487             -         16,116         7,206      15,397         22,603
Post Corners                         14,760 (2)    1,473             -         13,489         1,473      13,489         14,962
Post Court                           13,298 (2)    1,769             -         15,654         1,769      15,654         17,423
Post Creek                               -        10,406         36,756         1,581        10,441      38,302         48,743
Post Crest                               -         4,733             -         24,508         4,733      24,508         29,241
Post Crossing                            -         3,951             -         19,261         3,951      19,261         23,212
Post Dunwoody                            -         4,917             -         27,956         4,961      27,912         32,873
Post Gardens                             -         5,859             -          2,183         5,859       2,183          8,042
Post Glen                                -         5,591             -         11,220         6,029      10,782         16,811
Post Lane                                -         1,512             -          7,978         2,067       7,423          9,490
Post Lenox Park                          -         3,132             -         10,591         3,132      10,591         13,723
Post Lindbergh                           -         6,268             -          1,811         6,670       1,409          8,079
Post Mill                            12,880 (2)      915             -         11,151           915      11,151         12,066
Post Oak                                 -         2,028             -          8,055         2,027       8,056         10,083
Post Oglethorpe                          -         3,662             -         16,765         3,662      16,765         20,427
Post Park                                -         6,253             -         38,769         8,830      36,192         45,022
Post Parkwood                            -         1,331             -          7,264         1,331       7,264          8,595
Post Peachtree Hills                     -         4,215             -         13,454         4,857      12,812         17,669
Post Pointe                              -         2,417             -         15,258         3,027      14,648         17,675
Post Renaissance                     14,400           -              -         19,267            -       19,267         19,267
Post River                            5,875        1,011             -          9,351         1,011       9,351         10,362
Post Summit                           5,315        1,575             -          6,039         1,575       6,039          7,614
Post Terrace                             -         4,131             -         18,743         4,148      18,726         22,874
Post Valley                          18,600 (2)    1,117             -         17,130         1,117      17,130         18,247
Post Vinings                             -         4,322             -         21,019         5,668      19,673         25,341
Post Village
   The Arbors                         7,640          384             -         15,531           774      15,141         15,915
   The Fountains and The Meadows         -  (2)      611             -         33,082           907      32,786         33,693
   The Gardens                       14,500 (2)      187             -         24,555           348      24,394         24,742
   The Hills                          7,000 (2)       91             -         11,851           165      11,777         11,942
Post Walk                            15,000 (2)    2,370             -         12,617         2,370      12,617         14,987
Post Woods                               -         1,378             -         22,441         3,043      20,776         23,819
Riverside by Post                        -        11,130             -          5,192        11,139       5,183         16,322

CHARLOTTE, NORTH CAROLINA
Post Park at Phillips Place              -         4,685             -         14,536         4,158      15,063         19,221



                                                                                                       DEPRECIABLE
                                              ACCUMULATED          DATE OF           DATE                 LIVES
                                   TOTAL (1)  DEPRECIATION      CONSTRUCTION       ACQUIRED               YEARS
                                   ---------  ------------      ------------       --------               -----
ATLANTA, GEORGIA
Post Ashford                        $2,508     4/86 - 6/87          6/87         5 - 40  Years           $ 6,832
Post Bridge                          3,873    9/84 - 12/86          9/84         5 - 40  Years             7,805
Post Brook                           1,589     8/83 - 7/84          8/83         5 - 40  Years             2,595
Post Brookhaven                      7,421    7/89 - 12/92          3/89         5 - 40  Years
Post Canyon                          5,883     4/84 - 4/86         10/81         5 - 40  Years            10,534
Post Chase                           4,795     6/85 - 4/87          6/85         5 - 40  Years            10,536
Post Chastain                        9,094    6/88 - 10/90          6/88         5 - 40  Years
Post Collier Hills                      -         10/95     (4)     6/95               -
Post Corners                         5,030     8/84 - 4/86          8/84         5 - 40  Years             9,932
Post Court                           4,997     6/86 - 4/88         12/85         5 - 40  Years            12,426
Post Creek                             912     9/81 - 8/83          5/96         5 - 40  Years
Post Crest                               4        9/95             10/94         5 - 40  Years
Post Crossing                          891     4/94 - 8/95         11/93         5 - 40  Years
Post Dunwoody                        2,893        11/88          12/84&8/94(6)   5 - 40  Years
Post Gardens                            -         7/96      (4)                  5 - 40  Years
Post Glen                               -         7/96      (4)                  5 - 40  Years
Post Lane                            2,176     4/87 - 5/88          1/87         5 - 40  Years
Post Lenox Park                        622     3/94 - 5/95          3/94         5 - 40  Years
Post Lindbergh                          -         11/96     (4)                  5 - 40  Years
Post Mill                            4,448     5/83 - 5/85          5/81         5 - 40  Years             7,618
Post Oak                             1,202    9/92 - 12/93          9/92         5 - 40  Years
Post Oglethorpe                      1,186    3/93 - 10/94          3/93         5 - 40  Years
Post Park                            9,445     6/87 - 9/90          6/87         5 - 40  Years
Post Parkwood                          350     7/94 - 8/95          6/94         5 - 40  Years
Post Peachtree Hills                 1,536     2/92 - 9/94        2&11/92  (6)   5 - 40  Years
Post Pointe                          4,511    4/87 - 12/88         12/86         5 - 40  Years
Post Renaissance                     2,850    7/91 - 12/94       6/91&1/94 (6)   5 - 40  Years            16,417
Post River                           2,127     9/90 - 1/92          7/90         5 - 40  Years             8,235
Post Summit                          1,661    1/90 - 12/90          1/90         5 - 40  Years             5,953
Post Terrace                            56        10/94     (4)     3/94         5 - 40  Years
Post Valley                          5,384     3/86 - 4/88         12/85         5 - 40  Years            12,863
Post Vinings                         5,094     5/88 - 9/91          5/88         5 - 40  Years
Post Village
   The Arbors                        4,543    4/82 - 10/83          3/82         5 - 40  Years            11,372
   The Fountains and The Meadows     8,811     8/85 - 5/88          8/85         5 - 40  Years
   The Gardens                       6,254     6/88 - 7/89          5/84         5 - 40  Years            18,488
   The Hills                         3,430     5/84 - 4/86          4/83         5 - 40  Years             8,512
Post Walk                            4,165     3/86 - 8/87          6/85         5 - 40  Years            10,822
Post Woods                           7,208     3/76 - 9/83          6/76         5 - 40  Years
Riverside by Post                       -         7/96      (4)                  5 - 40  Years

CHARLOTTE, NORTH CAROLINA
Post Park at Phillips Place             -         1/96      (4)    11/95               -

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                                  GROSS AMOUNT AT WHICH
                                                        INITIAL COSTS              COSTS        CARRIED AT CLOSE OF PERIOD
                                                 -------------------------     CAPITALIZED   -----------------------------------
                                     RELATED                   BUILDING AND    SUBSEQUENT           BUILDING AND
                                    ENCUMBRANCES       LAND    IMPROVEMENTS  TO ACQUISITION  LAND   IMPROVEMENTS      TOTAL(1)
                                    ------------       ----    ------------  --------------  ----   ------------      -----

FLORIDA
Post Bay                                  -            2,203          -         13,334      2,573      12,964         15,537
Post Court                                -            2,083          -          9,552      2,083       9,552         11,635
Post Crossing                             -            5,480          -         19,511      5,764      19,227         24,991
Post Fountains                            -   (2)      3,856          -         20,285      3,856      20,285         24,141
Post Hyde Park                            -            3,498          -         15,972      3,853      15,617         19,470
Post Lake                                 -   (2)      6,113          -         29,752      6,724      29,141         35,865
Post Rocky Point                          -            4,634          -         22,688      4,709      22,613         27,322
Post Village
   The Arbors                             -            2,063          -         13,966      2,446      13,583         16,029
   The Lakes                              -            2,813          -         15,329      3,387      14,755         18,142
   The Oaks                               -            3,229          -         15,026      3,855      14,400         18,255
Post Walk at Hyde Park                    -            1,943          -          7,133      1,946       7,130          9,076

NASHVILLE, TENNESSEE
Post Green Hills                          -            2,464          -         13,620      2,505      13,579         16,084
Post Hillsboro Village                 1,709           2,255       2,555           585      2,369       3,026          5,395
The Lee Apartments                     1,342             720       2,125             4        720       2,129          2,849

NORTHERN VIRGINIA
Post Corners at Trinity Centre            -            4,404          -         23,116      4,493      23,027         27,520
Post Forest                               -            8,590          -         23,352      9,106      22,836 (3)     31,942

MISCELLANEOUS INVESTMENTS                 -           15,066          -          9,918     15,095       9,889         24,984
                                    --------        --------     -------      --------   --------    --------     ----------
                 Total              $185,319        $201,325     $41,436      $866,581   $215,274    $894,068     $1,109,342
                                    ========        ========     =======      =========  ========    ========     ==========

                                                                                    DEPRECIABLE
                                   ACCUMULATED          DATE OF         DATE           LIVES
                                  DEPRECIATION        CONSTRUCTION    ACQUIRED         YEARS
                                  -------------      ------------     --------         -----

FLORIDA
Post Bay                               3,898        5/87 - 12/88          5/87      5 - 40  Years
Post Court                             2,529         4/90 - 5/91         10/87      5 - 40  Years
Post Crossing                          5,373         6/87 - 9/89          6/87      5 - 40  Years
Post Fountains                         6,163        12/85 - 3/88         12/85      5 - 40  Years
Post Hyde Park                           415            9/94      (4)     7/94             -
Post Lake                              8,946        11/85 - 3/88         10/85      5 - 40  Years
Post Rocky Point                         583            4/94      (4)  2/94&9/96(6) 5 - 40  Years
Post Village
   The Arbors                          2,640        6/90 - 12/91         11/90      5 - 40  Years
   The Lakes                           4,578        7/88 - 12/89          5/88      5 - 40  Years
   The Oaks                            3,428        11/89 - 7/91         12/89      5 - 40  Years
Post Walk at Hyde Park                                                              5 - 40  Years

NASHVILLE, TENNESSEE
Post Green Hills                         363            9/94      (4)     7/94             -
Post Hillsboro Village                    -             12/96     (4)     8/96
The Lee Apartments                        13             n/a      (5)     8/96

NORTHERN VIRGINIA
Post Corners at Trinity Centre           573            6/94      (4)     6/94      5 - 40  Years
Post Forest                            6,740        1/89 - 12/90          3/88      5 - 40  Years

MISCELLANEOUS INVESTMENTS              4,481
                                    --------
           TOTAL                    $177,672
                                    ========

(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $1,198,542 at December 31, 1996, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2) These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3) Balance includes an allowance for possible loss of $3,700 which was taken in prior years.
(4)  Construction still in process as of December 31, 1996.
(5) The Company acquired this community during 1996. The Company is operating the community while evaluating whether whether to hold, renovate or sell the community.
(6)  Additional land was acquired for construction of a second phase.


---------------------
A summary of activity for real estate investments and accumulated depreciation is as follows:


                                                                                  Year Ended December, 31
                                                                        -------------------------------------------
                                                                             1996            1995            1994
                                                                             ----            ----            ----
Real estate investments:
   Balance at beginning of year                                         $  937,924        $828,585         $722,266
   Purchase of minority interests in certain property partnerships              -           10,149               -
      Improvements                                                         183,910         127,150          106,319
      Disposition of property                                              (12,492)        (27,960)              -
                                                                        ----------        --------         --------
   Balance at end of year                                               $1,109,342        $937,924         $828,585
                                                                        ==========        ========         ========
Accumulated depreciation:
   Balance at beginning of year                                         $  156,824        $142,576         $122,368
      Depreciation                                                          23,372 [a]      20,681 [a]       20,208
      Depreciation on disposed property                                     (2,524)         (6,433)              -
                                                                        ----------        --------         --------
   Balance at end of year                                               $  177,672        $156,824         $142,576
                                                                        ==========        ========         ========

[a] Depreciation expense in the Consolidated Statements for the year ended
    December 31, 1996 and 1995, include $231 and $138, respectively, of depreciation expense on other assets.

                                 EXHIBIT INDEX

  Exhibit                                                                                                         Page
    No.                                             DESCRIPTION                                                    No.
 ----------      ---------------------------------------------------------------------------------------------  --------
   3.1*      --  Articles of Incorporation of the Company
   3.2*      --  Bylaws of the Company
  10.1**     --  Agreement of Limited Partnership of the Operating Partnership
  10.2**     --  Registration Rights and Lock-Up Agreement among the Company and the persons named therein
  10.3**     --  Employee Stock Plan
  10.4**     --  Noncompetition Agreement between the Company, the Operating Partnership and John A.
                 Williams
  10.5**     --  Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
  10.6**     --  Employment Agreement between the Company and John A. Williams
  10.7**     --  Employment Agreement between the Company and John T. Glover
  10.8**     --  Employment Agreement between the Operating Partnership and John A. Williams
  10.9**     --  Employment Agreement between the Operating Partnership and John T. Glover
  10.10**    --  Employment Agreement between Post Services, Inc. and John A. Williams
  10.11**    --  Employment Agreement between Post Services, Inc. and John T. Glover
  10.12**    --  Option and Transfer Agreement among the Operating Partnership, Post Services, John A.
                 Williams and John T. Glover
  10.13**    --  Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
  10.14*     --  Form of officers and directors Indemnification Agreement
  10.15*     --  Form of Option Agreement to be entered into between the Operating Partnership and the owners of four parcels of undeveloped land
  10.16*     --  Profit Sharing Plan of the Company
  10.17**    --  Form of General Partner 1% Exchange Agreement
  10.18+     --  Employee Stock Purchase Plan
  10.19++    --  Dividend Reinvestment and Stock Purchase Plan
  10.20o     --  Credit Agreement dated as of February 1, 1995 among Post Apartment Homes, L.P., Wachovia
                 Bank of Georgia, N.A., as administrative agent, First Union National Bank of Georgia, as
                 Co-Agent, and the banks listed on the signature pages thereto (the"Credit Agreement")
  10.21+++   --  First Amendment to Credit Agreement and Release of Subsidiary Guarantors dated July 26,
                 1995
  10.22+++   --  Second Amendment to Credit Agreement dated October 27, 1995
  10.23+++   --  Third Amendment to Credit Agreement dated February 29, 1996
 10.24***    --  Indenture between the Company and Sun Trust Bank, Atlanta, as Trustee
  21.1+++    --  List of Subsidiaries
  23.1       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-85712)
  23.2       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-86674)
  23.3       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-81772)
  23.4       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-85714)
  23.5       --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 333-3555)
  27.1       --  Financial Data Schedule (for SEC use only)
---------------

 * Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Registrant.
** Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Registrant.
*** Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No.
    333-3555) of the Registrant.
+ Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Registrant.
++ Filed as part of the Registration Statement on Form S-3 (SEC File No. 33-81772) of the Registrant.
+++ Filed as an exhibit to the Annual Report on Form 10-K for the year ended
    December 31, 1995.
o Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994.

    The registrant's proxy statement is to be filed with the Commission on or about March 31, 1997.

(b)  REPORTS ON FORM 8-K

    Report on Form 8-K filed on October 1, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan

In our opinion, the accompanying statements of net assets available for plan benefits and of changes in net assets available for plan benefits present fairly, in all material respects, the net assets of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan at December 31, 1996 and 1995 and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Atlanta, Georgia
February 11, 1997

                             POST PROPERTIES, INC.
                1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                              --------------------------
                                                                                   1996             1995
                                                                              --------------     -------
             ASSETS
             ------
               Receivable from Post Apartment Homes, L.P.  . . . . . .         $424,015          $805,797
                                                                               ========          ========
             NET ASSETS AVAILABLE FOR PLAN BENEFITS
               Net Assets available for Plan Benefits  . . . . . . . .         $424,015          $805,797
                                                                               ========          ========

                             POST PROPERTIES, INC.
                1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                                YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                                  1996             1995
                                                                             --------------  ---------------
             NET ASSETS AVAILABLE FOR PLAN BENEFITS, JANUARY 1 . . . .        $   805,797       $       --
             DEDUCTIONS:
               Purchase of participants' shares  . . . . . . . . . . .         (1,162,977)              --
               Payment for payroll taxes on behalf
                 of participants . . . . . . . . . . . . . . . . . . .            (70,204)
             Participant withdrawals from Plan . . . . . . . . . . . .             (7,984)              --

             ADDITIONS:
               Participant contributions . . . . . . . . . . . . . . .            859,383          805,797
                                                                              -----------       ----------
             NET ASSETS AVAILABLE FOR PLAN BENEFITS, DECEMBER 31 . . .         $  424,015       $  805,797
                                                                               ==========       ==========

POST PROPERTIES, INC.
1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) Post Properties, Inc. (the "Company") established the 1995 Non-Qualified Employee Stock Purchase Plan (the "Plan") to encourage stock ownership by eligible directors and employees.

(B) The financial statements have been prepared on the accrual basis of accounting.

(C) All expenses incurred in the administration of the Plan are paid by the Company and are excluded from these financial statements.

NOTE 2 - THE PLAN:

Upon adoption by the Company's Board of Directors, the Plan became effective as of January 1, 1995. Under the Plan, eligible participating employees and directors of the Company can purchase Common Stock at a discount (up to 15% set by the Compensation Committee of the Company's Board of Directors) from the Company through salary withholding or cash contributions. The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, nor is it intended to qualify for special tax treatment under Section 401(a) of the Internal Revenue Code.

Directors who have been a member of the Board of Directors for at least one full calendar month and full-time employees who have been employed a full calendar month are eligible to participate in the Plan. Eligible directors and employees (the "Participants") may contribute in cash or as a specified dollar amount or percentage of their compensation to the Plan. The minimum payroll deduction for a Participant for each payroll period for purchases under the Plan is $10.00. The maximum contribution which a Participant can make for purchases under the Plan for any calendar year is $100,000. All contributions to the Plan are held in the general assets of Post Apartment Homes, L.P., the Company's operating subsidiary.

Shares of the Company's Common Stock are purchased by an investment firm semi-annually after the end of each six-month period, as defined, and credited to each Participant's individual account. The purchase price of the Common Stock purchased pursuant to the Plan is currently equal to 85% of the closing price on either the first or last trading day of each purchase period, whichever is lower.

All Common Stock of the Company purchased by Participants pursuant to the Plan may be voted by the Participants or as directed by the Participants.

The Plan does not discriminate, in scope, terms, or operation, in favor of officers or directors of the Company and is available, subject to the eligibility rules of the Plan, to all employees of the Company on the same basis.

NOTE 3 - FEDERAL INCOME TAXES:

The Plan is not subject to Federal incomes taxes. The difference between the fair market value of the shares acquired under the Plan, and the amount contributed by the Participants is treated as ordinary income to the Participants' for Federal income tax purposes. Accordingly, the Company withholds all applicable taxes from the Participant contributions. The fair market value of the shares is determined as of the stock purchase date.