Form 10-Q
period 1997-03-31
POST PROPERTIES INC
filed 1997-05-14
CIK 903127

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -------------------------
                                    FORM 10-Q
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

        22,037,635 shares of common stock outstanding as of May 5, 1997.

================================================================================

                              POST PROPERTIES, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                                ----
         ITEM 1  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.........................        3

           Consolidated Statements of Operations for the three months ended
              March 31, 1997 and 1996.....................................................................        4

           Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
              three months ended March 31, 1997...........................................................        5

           Consolidated Statements of Cash Flows for the three months ended
              March 31, 1997 and 1996.....................................................................        6

           Notes to Consolidated Financial Statements ....................................................        7

         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS...............................................................................        9

PART II  OTHER INFORMATION

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS......................................       25

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K........................................................       25

         SIGNATURES.......................................................................................       26

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                     MARCH 31,     DECEMBER 31,
                                                                       1997            1996
                                                                    -----------    ------------
                                                                    (UNAUDITED)
ASSETS
   Real estate:
     Land .......................................................   $   154,834    $   150,072
     Building and improvements ..................................       752,969        730,518
     Furniture, fixtures and equipment ..........................        77,580         74,120
     Construction in progress ...................................       164,303        140,437
     Land held for future development ...........................         8,373         14,195
                                                                    -----------    -----------
                                                                      1,158,059      1,109,342
   Less: accumulated depreciation ...............................      (184,020)      (177,672)
                                                                    -----------    -----------
     Operating real estate assets ...............................       974,039        931,670
   Cash and cash equivalents ....................................         3,672            233
   Restricted cash ..............................................         1,111          1,148
   Deferred charges, net ........................................         9,162          9,459
   Other assets .................................................         9,576         16,165
                                                                    -----------    -----------
     Total assets ...............................................   $   997,560    $   958,675
                                                                    ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable ................................................   $   464,726    $   434,319
   Accrued interest payable .....................................         7,547          4,264
   Dividend and distribution payable ............................        16,169         14,659
   Accounts payable and accrued expenses ........................        23,710         17,915
   Security deposits and prepaid rents ..........................         5,157          5,084
                                                                    -----------    -----------
     Total liabilities ..........................................       517,309        476,241
                                                                    -----------    -----------
   Minority interest of unitholders in Operating Partnership ....        82,874         83,441
                                                                    -----------    -----------
   Commitments and contingencies
   Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized,
       1,000,000 shares issued and outstanding ..................            10             10
     Common stock, $.01 par value, 100,000,000 authorized,
       21,958,299 and 21,922,393 shares issued and outstanding at
       March 31, 1997 and December 31, 1996, respectively .......           220            219
   Additional paid-in capital ...................................       397,147        398,764
   Accumulated earnings .........................................            --             --
                                                                    -----------    -----------
     Total shareholders' equity .................................       397,377        398,993
                                                                    -----------    -----------
     Total liabilities and shareholders' equity .................   $   997,560    $   958,675
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

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ----------------------------
                                                                        1997             1996
                                                                    ------------    ------------
REVENUES
   Rental .......................................................   $     41,581    $     36,545
   Property management - third party ............................            553             733
   Landscape services - third party .............................          1,044             912
   Interest .....................................................              7             129
   Other ........................................................          1,381           1,124
                                                                    ------------    ------------
     Total revenues .............................................         44,566          39,443
                                                                    ------------    ------------
EXPENSES
   Property operating and maintenance (exclusive of items
     shown separately below) ....................................         15,201          13,034
   Depreciation (real estate assets) ............................          6,137           4,965
   Depreciation (non-real estate assets) ........................            242             253
   Property management - third party ............................            420             570
   Landscape services - third party .............................            901             768
   Interest .....................................................          5,361           5,057
   Amortization of deferred loan costs ..........................            302             352
   General and administrative ...................................          1,846           2,012
                                                                    ------------    ------------
     Total expenses .............................................         30,410          27,011
                                                                    ------------    ------------
   Income before minority interest of unitholders in
     Operating Partnership and extraordinary item ...............         14,156          12,432
   Minority interest of unitholders in Operating Partnership ....         (2,515)         (2,386)
                                                                    ------------    ------------
   Income before extraordinary item .............................         11,641          10,046
   Extraordinary item, net of minority interest of unitholders in
     Operating Partnership ......................................            (75)             --
                                                                    ------------    ------------
     Net income .................................................         11,566          10,046
     Dividend to preferred shareholders .........................         (1,063)             --
                                                                    ------------    ------------
     Net income available to common shareholders ................   $     10,503    $     10,046
                                                                    ============    ============

PER COMMON SHARE DATA:

     Weighted average common shares outstanding ..................    21,949,107      21,646,708
     Income before extraordinary item (net of preferred dividend).  $       0.48    $       0.46
                                                                    ============    ============
     Net income available to common shareholders .................  $       0.48    $       0.46
                                                                    ============    ============
     Dividends declared ..........................................  $      0.595    $      0.540
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

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        ADDITIONAL
                                                             PREFERRED       COMMON       PAID-IN      ACCUMULATED
                                                               SHARES        SHARES       CAPITAL        EARNINGS        TOTAL
                                                             ---------     ---------     ---------      ---------      ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, DECEMBER 31, 1996 .............................  $      10     $     219     $ 398,764      $      --      $ 398,993
    Proceeds from Dividend Reinvestment and
      Employee Stock Purchase Plans .......................         --            --           986             --            986
    Conversion of Units to shares .........................         --             1            (1)            --             --
    Adjustment for minority interest of unitholders
      in Operating Partnership at dates of capital
      transactions ........................................         --            --           (40)            --            (40)
    Net income ............................................         --            --            --         11,566         11,566
    Dividends to preferred shareholders ...................         --            --            --         (1,063)        (1,063)
    Dividends to common shareholders ......................         --            --        (2,562)       (10,503)       (13,065)
                                                             ---------     ---------     ---------      ---------      ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, MARCH 31, 1997 ................................  $      10     $     220     $ 397,147      $      --      $ 397,377
                                                             =========     =========     =========      =========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              POST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                             ---------------------------
                                                                                                1997              1996
                                                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................................................     $  11,566         $  10,046
   Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest of unitholders in Operating Partnership .........................         2,515             2,386
     Extraordinary item ................................................................            75                --
     Depreciation ......................................................................         6,379             5,218
     Amortization of deferred loan costs ...............................................           302               352
   Changes in assets, (increase) decrease in:
     Restricted cash ...................................................................            37                (5)
     Deferred charges ..................................................................          (117)               --
     Other assets ......................................................................         6,558              (751)
   Changes in liabilities, increase (decrease) in:
     Accrued interest payable ..........................................................         3,283               (71)
     Accounts payable and accrued expenses .............................................         2,551             3,136
     Security deposits and prepaid rents ...............................................            73                77
                                                                                             ---------         ---------
   Net cash provided by operating activities ...........................................        33,222            20,388
                                                                                             ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables .................       (40,960)          (19,591)
   Capitalized interest ................................................................        (1,829)           (1,115)
   Recurring capital expenditures ......................................................          (704)             (466)
   Corporate additions and improvements ................................................          (444)             (204)
   Non-recurring capital expenditures ..................................................          (374)             (136)
   Revenue generating capital expenditures .............................................        (1,050)               --
                                                                                             ---------         ---------
   Net cash (used in) investing activities .............................................       (45,361)          (21,512)
                                                                                             ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of financing costs ..........................................................           (92)             (343)
   Debt proceeds .......................................................................        86,440            49,364
   Proceeds from sale of notes .........................................................        80,000                --
   Debt payments .......................................................................      (136,033)          (44,652)
   Distributions to unitholders ........................................................        (2,822)           (2,518)
   Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans ...............           986             2,221
   Dividends paid to preferred shareholders ............................................        (1,063)               --
   Dividends paid to common shareholders ...............................................       (11,838)          (10,573)
                                                                                             ---------         ---------
   Net cash provided by (used in) financing activities .................................        15,578            (6,501)
                                                                                             ---------         ---------
   Net increase(decrease) in cash and cash equivalents .................................         3,439            (7,625)
   Cash and cash equivalents, beginning of period ......................................           233             9,008
                                                                                             ---------         ---------
   Cash and cash equivalents, end of period ............................................     $   3,672         $   1,383
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

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

2.       NOTES PAYABLE

         On January 29, 1997, the Company filed, with the Securities and Exchange Commission, a Prospectus Supplement relating to $175,000 aggregate principal amount of Medium-Term Notes Due Nine Months or More from Date of Issue (the "MTNs").

         On March 3, 1997, the Company issued $30,000 of floating rate MTNs priced at LIBOR plus .25%, due on March 3, 2000 (the "2000 MTNs"). Proceeds from the 2000 MTNs were used to (i) pay off the mortgage on Post Renaissance which bore an interest rate of LIBOR plus .55% and matured July 1, 1999 and (ii) pay down existing indebtedness outstanding under the Company's revolving line of credit (the "Revolver").

         On March 31, 1997, the Company issued $50,000 of fixed rate MTNs as follows: $37,000 due on April 2, 2001 (the "2001 MTNs") and $13,000 due on April 1, 2004 (the "2004 MTNs"). The 2001 MTNs priced at par with a coupon rate of 7.02% (.50% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of the treasury lock of 6.57%. The 2004 MTNs priced at par with a coupon of 7.30% (.65% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of the treasury lock of 6.86%. The proceeds from the 2001 MTNs and the 2004 MTNs were used to prepay $50,000 of fixed rate notes that bore interest at 7.15% per annum.

3.       EXTRAORDINARY ITEM

         The extraordinary item for the three months ended March 31, 1997 resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item is net of minority interest of unitholders of $18, calculated on the basis of weighted average units and shares outstanding for the period.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4.       EARNINGS PER SHARE

         Primary earnings per common share for income before extraordinary item, net of preferred dividends, and net income available to common shareholders has been computed by dividing income before extraordinary item, net of preferred dividends, and net income available to common shareholders by the weighted average number of common shares outstanding. This method derives the same per common share information as the "two-class" method prescribed for REITs. The weighted average number of common shares outstanding utilized in the calculations are 21,949,107 and 21,646,708 for the three months ended March 31, 1997 and 1996, respectively.

5.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the three months ended March 31, 1997 and 1996 are as follows:

            (a) During the three months ended March 31, 1997 holders of 65 Units in Post Apartment Homes, L.P. (the "Operating Partnership") exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. The net effect of these conversions and adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans was a reclassification increasing minority interest and decreasing shareholders' equity in the amount of $40 for the three months ended March 31, 1997.

            (b) The Operating Partnership committed to distribute $16,169 and $14,469 for the quarters ended March 31, 1997 and 1996, respectively. As a result, the Company declared a dividend of $.595 and $.54 per common share or $13,065 and $11,694 for the quarters ended March 31, 1997 and 1996, respectively. The remaining distributions from the Operating Partnership in the amount of $3,104 and $2,775, respectively, will be or were distributed to minority interest unitholders in the Operating Partnership.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc.

As of March 31, 1997, there were 27,174,773 units in the Operating Partnership outstanding, of which 21,958,299, or 80.8%, were owned by the Company and 5,216,474, or 19.2% were owned by other limited partners (including certain officers and directors of the Company). As of March 31, 1997, there were 1,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND 1996

The Company recorded net income available to common shareholders of $10,503, for the three months ended March 31, 1997, an increase of 4.5% over the prior corresponding period primarily as a result of increased rental rates for fully stabilized communities and an increase in apartment units placed in service.

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

As of March 31, 1997, the Company's portfolio of apartment communities consisted of the following: (i) 40 communities and the first phase of an additional community which were completed and stabilized for all of the current and prior year, (ii) 8 communities and the second phase of an existing community which achieved full stabilization during the prior year and (iii) 9 communities and the second phase of two existing communities in the development or lease-up stage.

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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


Therefore, in order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1996. The Company has also presented quarterly financial information reflecting the dilutive impact of lease-up deficits incurred for communities in the development and lease-up stage and not yet operating at break-even. In this presentation, only those communities which were dilutive during the period are included and, accordingly, different communities may be included in each period.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three months ended March 31, 1997 and 1996 is summarized as follows:


                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   -------------------------------------
                                                                                     1997           1996        % CHANGE
                                                                                   -------        -------       --------
Rental and other revenue:
  Fully stabilized communities (1) .............................................   $33,186        $32,856           1.0 %
  Communities stabilized during 1996 ...........................................     8,403          3,377         148.8 %
  Development and lease-up
    communities (2) ............................................................       663             --         100.0 %
  Sold communities (3) .........................................................        --            462        (100.0)%
  Other revenue (4) ............................................................       710            974         (27.1)%
                                                                                   -------        -------
                                                                                    42,962         37,669          14.1 %
                                                                                   -------        -------
Property operating and maintenance expense (exclusive of depreciation and amortization):
  Fully stabilized communities .................................................    10,474         10,256           2.1 %
  Communities stabilized during 1996 ...........................................     2,520          1,521          65.7 %
  Development and lease-up
    communities ................................................................       504             --         100.0 %
  Sold communities .............................................................        --            165         (100.0)%
  Other expenses (5) ...........................................................     1,703          1,092          56.0 %
                                                                                   -------        -------
                                                                                    15,201         13,034          16.6 %
                                                                                   -------        -------
Revenue in excess of specified
   expense .....................................................................   $27,761        $24,635          12.7 %
                                                                                   =======        =======
Recurring capital expenditures: (6)
  Carpet .......................................................................       319            174          83.3 %
  Other ........................................................................       385            292          31.8 %
                                                                                   -------        -------
  Total ........................................................................   $   704        $   466          51.1 %
                                                                                   =======        =======
Average apartment units in service .............................................    18,266         16,369          11.6 %
                                                                                   =======        =======
Recurring capital expenditures per
   apartment unit ..............................................................   $    39        $    28          39.3 %
                                                                                   =======        =======

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


(1)      Communities which reached stabilization prior to January 1, 1996.
(2) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.
(3)      Includes one community, containing 180 units, which was sold on July
         19, 1996.
(4) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.
(5) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(6) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the three months ended March 31, 1997, rental and other revenue and property operating and maintenance expenses increased $5,293, or 14.1%, and $2,167, or 16.6%, respectively, compared to the same period in the prior year, primarily as a result of an increase in the average number of apartment units in service and increased rental rates.

For the three months ended March 31, 1997, recurring capital expenditures increased $238, or 51.1%, compared to the same period in the prior year, primarily due to the increase in the average number of apartment units in service and the timing of scheduled capital improvements.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 40 communities and the first phase of an additional community containing an aggregate of 14,782 units which were fully stabilized as of January 1, 1996, is summarized as follows:


                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    -----------------------------------
                                                                      1997          1996       % CHANGE
                                                                    -------       -------      --------
Rental and other revenue .....................................      $33,186       $32,856         1.0%

Property operating and maintenance expense (exclusive
   of depreciation and  amortization) ........................       10,474        10,256         2.1%
                                                                    -------       -------

Revenue in excess of specified expense .......................      $22,712       $22,600          .5%
                                                                    =======       =======

Recurring capital expenditures: (1)
   Carpet ....................................................      $   295       $   169        74.6%
   Other .....................................................          363           290        25.2%
                                                                    -------       -------

     Total ...................................................      $   658       $   459        43.4%
                                                                    =======       =======

Recurring capital expenditures per
   apartment unit (2) ........................................      $    44       $    31        41.9%
                                                                    =======       =======

Average economic occupancy (3) ...............................         93.3%         95.2%       (2.0)%
                                                                    -------       -------

Average monthly rental rate per
   apartment unit (4) .........................................     $   776       $   748         3.7%
                                                                    =======       =======

Apartment units in service ...................................       14,782        14,782
                                                                    =======       =======


(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(2) In addition to such capitalized expenditures, the Company expensed $149 and $147 per unit on building maintenance (inclusive of direct salaries) and $45 and $43 per unit on landscaping (inclusive of direct salaries) for the three months ended March 31, 1997 and 1996, respectively.
(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, including these amounts would have been 92.7% and 94.8% for the three months ended March 31, 1997 and 1996, respectively.) For the three month period ended March 31, 1997 and 1996, concessions were $153 and $61 and employee discounts were $67 and $76, respectively.
(4) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.

For the three months ended March 31, 1997, rental and other revenue increased $330, or 1.0%, compared to the same period in the prior year, due to higher rental rates. For the three months ended March 31, 1997, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $218, or 2.1%, compared to the same period in the prior year, primarily as a result of increased advertising and promotion efforts and an increase in building repair and maintenance expense.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


For the three months ended March 31, 1997, recurring capital expenditures per apartment unit increased $13, or 41.9% compared to the same period in the prior year, primarily due to the timing of carpet replacements and other recurring capital expenditures of communities.

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

For the three months ended March 31, 1997 and 1996, respectively, the "lease-up deficit" charged to and included in results of operations is summarized as follows:


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             -------------------
                                                                              1997          1996
                                                                             ------        -----
Rental and other revenue .............................................       $ 117         $ 574
Property operating and maintenance expense (exclusive of
  depreciation and amortization) .....................................         207           469
                                                                             -----         -----
Revenue (expense) in excess of specified expense/revenue .............         (90)          105
Interest expense .....................................................          89           338
                                                                             -----         -----
Lease-up deficit .....................................................       $(179)        $(233)
                                                                             =====         =====

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM Partners, Inc. ("RAM") and Post Asset Management, Inc. ("Post Asset Management").

The operating performance of RAM and Post Asset Management for the three months ended March 31, 1997 and 1996 is summarized as follows:


RAM PARTNERS, INC.                                    THREE MONTHS ENDED
                                                            MARCH 31,
                                                  -------------------------------
                                                   1997        1996      % CHANGE
                                                  ------      ------     --------
Property management and other
  revenue ..................................      $  554      $  660      (16.1)%
Property management expense ................         295         356      (17.1)%
General and administrative expense .........         103         118      (12.7)%
                                                  ------      ------
Revenue in excess of specified
  expense ..................................      $  156      $  186      (16.1)%
                                                  ======      ======
Average apartment units managed ............       7,775       9,906      (21.5)%
                                                  ======      ======

The decrease in property management revenues in excess of specified expense for the three months ended March 31, 1997 compared to the same period in the prior year is primarily attributable to the decrease in the average number of units managed.


POST ASSET MANAGEMENT                                THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ------------------------------
                                                   1997       1996      % CHANGE
                                                  -----      -----      --------
Property management and other
  revenue ..................................      $  24      $  81        (70.4)%
Property management expense ................          8         82        (90.2)%
General and administrative expense .........         14         14          --
                                                  -----      -----
Revenue in excess of specified
   expense .................................      $   2      $ (15)      (113.3)%
                                                  =====      =====
Average apartment units managed ............        260        866        (70.0)%
                                                  =====      =====

Property management revenues and the related expenses decreased for the three months ended March 31, 1997, compared to the same periods in 1996, primarily due to the reduction in the average number of apartment units managed. This reduction was primarily due to four management contracts which were terminated; two effective January 1996, one effective July 1996 and one effective September 1996. As of March 31, 1997, Post Asset Management provided management services to one Post(R) community, containing 260 apartment units. The Company anticipates that the remaining contract will be terminated during 1997.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three months ended March 31, 1997 and 1996 is summarized as follows:


                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                   ------------------------------
                                                    1997        1996     % CHANGE
                                                   ------      ------    --------
Landscape services and other revenue ........      $1,055      $  912      15.7%
Landscape services expense ..................         756         667      13.3%
General and administrative expense ..........         145         101      43.6%
                                                   ------      ------
Revenue in excess of specified expense ......      $  154      $  144       6.9%
                                                   ======      ======

The increase in landscape services revenue and landscape service expense for the three months ended March 31, 1997, compared to the same period in 1996, is primarily due to increases in landscape contracts.

OTHER REVENUES AND EXPENSES

Depreciation of real estate assets increased $1,172, or 23.6%, for the three months ended March 31, 1997, compared to the same periods in the prior year, due to the addition of depreciable real estate assets.

The extraordinary item of $75 for the three months ended March 31, 1997, net of minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $20,388 for the three months ended March 31, 1996 to $33,222 for the three months ended March 31, 1997, principally due to increases in the Company's working capital. Net cash used in investing activities increased from $21,512 in the three months ended March 31, 1996 to $45,361 in the three months ended March 31, 1997, principally due to the increase in construction activities relating to new development. The Company's net cash provided by (used in) financing activities increased from $(6,501) in the three months ended March 31, 1996 to $15,578 in the three months ended March 31, 1997 primarily due to an increase in net borrowing activity to fund development.


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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


At March 31, 1997, the Company had total indebtedness of $464,726 and cash and cash equivalents of $3,672. The Company's indebtedness includes approximately $14,198 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $151,528, senior unsecured notes of $255,000 and borrowings under unsecured lines of credit of approximately $44,000.

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

Lines Of Credit
The Company has a syndicated line of credit (the "Revolver") in the amount of $180,000 to provide funding for future construction, acquisitions and general business obligations. The Revolver matures on April 30, 2000 and borrowings currently bear interest at LIBOR plus .675% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds for up to $90,000 at rates below the contract line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .75% or prime minus .25% and has a maturity date of April 13, 1998. The Company chose this arrangement because the Revolver requires three days advance notice to repay borrowings whereas this facility provides the Company with an automatic daily sweep, which applies all available cash to reduce the outstanding balance.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for nine bond issues, aggregating $111,230, which were reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $43,298 with respect to eight

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


other bond issues which mature and may be refunded in 1997 and 1998. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880 of which $84,352 has been economically defeased, leaving $151,528 of principal amount of tax-exempt bonds outstanding at March 31, 1997 of which $111,230 of the bonds outstanding has been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1997 and 1998. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at March 31, 1997, which the Company may reissue during the years 1997 through 2025:


                                              DEFEASED     OUTSTANDING     TOTAL REISSUE
                                              PORTION        PORTION          CAPACITY
                                              --------     -----------     -------------
                           1997               $ 3,000        $ 27,000        $ 30,000
                           1998                81,352          13,298          94,650
                           Thereafter              --         111,230         111,230
                                              -------        --------        --------
                                              $84,352        $151,528        $235,880
                                              =======        ========        ========

Senior Unsecured Debt Offering
On September 30, 1996, the Company completed a $125,000 senior unsecured debt offering comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316%, or 71 basis points over the rate on U.S. Treasury securities with a comparable maturity. The second tranche, $25,000 of 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544%, or 83 basis points over the rate on U.S. Treasury securities with a comparable maturity. Proceeds from the Notes were used to pay down existing indebtedness outstanding under the Revolver.

Medium-Term Notes
On January 29, 1997, the Company filed, with the Securities and Exchange Commission, a Prospectus Supplement relating to $175,000 aggregate principal amount of Medium-Term Notes Due Nine Months or More from Date of Issue (the "MTNs").

On March 3, 1997, the Company issued $30,000 of floating rate MTNs priced at LIBOR plus .25%, due on March 3, 2000 (the "2000 MTNs"). Proceeds from the 2000 MTNs were used to (i) pay off the mortgage on Post Renaissance which bore an interest rate of LIBOR plus .55% and matured July 1, 1999 and (ii) pay down existing indebtedness outstanding under the Revolver.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


On March 31, 1997, the Company issued $50,000 of fixed rate MTNs as follows:
$37,000 due on April 2, 2001 (the "2001 MTNs") and $13,000 due on April 1, 2004
(the "2004 MTNs"). The 2001 MTNs priced at par with a coupon rate of 7.02% (.50% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of the treasury lock of 6.57%. The 2004 MTNs priced at par with a coupon of 7.30% (.65% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of a treasury lock of 6.86%. The proceeds from the 2001 MTNs and the 2004 MTNs were used to prepay $50,000 of fixed rate notes that bore interest at 7.15% per annum.

Perpetual Preferred Stock Offering
On October 1, 1996, the Company sold one million non-convertible 8.5% Series A Cumulative Redeemable Shares (the "Perpetual Preferred Shares"), raising $50 million. Net proceeds of $48,700 from the sale of the Perpetual Preferred Shares were used to repay outstanding indebtedness.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


Schedule of Indebtedness

The following table reflects the Company's indebtedness at March 31, 1997:

                                                                                             Maturity             Principal
Description                                 Location          Interest Rate                   Date(1)              Balance
========================================  ============ =============================       ============           =========
TAX EXEMPT FIXED RATE (SECURED)
Post Chase(R)...........................   Atlanta, GA        7.5% + .575%(2)(3)            07/01/97(4)           $ 12,000
Post Walk(R)............................   Atlanta, GA        7.5% + .575%(2)(3)            07/01/97(4)             15,000
Post Court(R)...........................   Atlanta, GA        7.5% + .575%(2)(3)            06/01/98(4)             13,298
                                                                                                                  --------
                                                                                                                    40,298
                                                                                                                  --------

CONVENTIONAL FIXED RATE (SECURED)
Post Summit(R)..........................   Atlanta, GA               7.72%                  02/01/98                 5,300
Post River(R)...........................   Atlanta, GA               7.72%                  03/01/98                 5,857
Post Hillsboro Village..................  Nashville, TN              9.20%                10/01/2001                 3,041
                                                                                                                  --------
                                                                                                                    14,198
                                                                                                                  --------

TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R)Series 1995..............   Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)      06/01/2025                 9,895
Post Valley(R)Series 1995...............   Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)      06/01/2025                18,600
Post Brook(R)Series 1995................   Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)      06/01/2025                 4,300
Post Village(R)(Atlanta) Hills
  Series 1995...........................   Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)      06/01/2025                 7,000
Post Mill(R)Series 1995.................   Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)      06/01/2025                12,880
Post Canyon(R)Series 1996...............   Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)      06/01/2025                16,845
Post Corners(R)Series 1996..............   Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)      06/01/2025                14,760
Post Bridge(R)..........................   Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)      06/01/2025                12,450
Post Village(R)(Atlanta) Gardens........   Atlanta, GA   "AAA" NON-AMT + .575%(2)(3)      06/01/2025                14,500
                                                                                                                  --------
                                                                                                                   111,230
                                                                                                                  --------

SENIOR NOTES (UNSECURED)
Medium Term Notes.......................       N/A               LIBOR + .25%             03/03/2000                30,000
Northwestern Mutual Life................       N/A                   8.21%                06/07/2000                30,000
Medium Tern Notes.......................       N/A                   7.02%                04/02/2001                37,000
Northwestern Mutual Life................       N/A                   8.37%                06/07/2002                20,000
Senior Notes............................       N/A                   7.25%                10/01/2003               100,000
Medium Term Notes.......................       N/A                   7.30%                04/01/2004                13,000
Senior Notes............................       N/A                   7.50%                10/01/2006                25,000
                                                                                                                  --------
                                                                                                                   255,000
                                                                                                                  --------

LINES OF CREDIT (UNSECURED)
Revolver ...............................       N/A     LIBOR + .80% or prime minus .25%(5)  05/01/99(5)             24,000
Cash Management Line....................       N/A     LIBOR + .75% or prime minus .25%     4/13/98                 20,000
                                                                                                                  --------
                                                                                                                    44,000
                                                                                                                  --------
TOTAL...................................                                                                          $464,726
                                                                                                                  ========

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2)      Bond financed (interest rate on bonds + credit enhancement fees).
(3) These bonds are also secured by Post Fountains at Lee Vista(R), Post Lake(R) (Orlando) and the Fountains and Meadows of Post Village(R) for which the Company has economically defeased their respective bond indebtedness.
(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(5) On April 10, 1997, the terms of the Revolver were amended to reduce the interest rate to LIBOR + .675% or prime minus .25% and extend the maturity to April 30, 2000.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company for 95% of the market price on the date of purchase.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


Current Development Activity
The Company's communities under development or in initial lease-up are summarized in the following table:


                                                                  ACTUAL OR            ACTUAL OR           UNITS
                                                                  ESTIMATED            ESTIMATED           LEASED
                                              QUARTER OF           QUARTER              QUARTER            AS OF
                                   # OF      CONSTRUCTION        FIRST UNITS         OF STABILIZED         MAY 5,
METROPOLITAN AREA                 UNITS      COMMENCEMENT         AVAILABLE            OCCUPANCY            1997
-----------------                 -----      ------------         ---------            ---------            ----
Atlanta, GA
-----------
Post Collier Hills(TM)              396          4Q'95               4Q'96                1Q'98              242
Post Glen(R)                        314          1Q'96               1Q'97                1Q'98              110
Post Lindbergh(TM)                  396          3Q'96               3Q'97                4Q'98              n/a
Post Gardens(R)                     397          3Q'96               4Q'97                1Q'99              n/a
Riverside by Post(TM)               537          3Q'96               1Q'98                4Q'99              n/a
Post Ridge(TM)                      232          1Q'97               4Q'97                3Q'98              n/a
Post River(R)II                      88          1Q'97               4Q'97                2Q'98              n/a
                                  -----                                                                      ---
                                  2,360                                                                      352
                                  -----                                                                      ---
Tampa, FL
---------
Post Walk at Hyde Park(TM)          134          1Q'96               1Q'97                3Q'97              110
Post Rocky Point(R)II               174          4Q'96               2Q'97                4Q'97              n/a
                                  -----                                                                      ---
                                    308                                                                      110
                                  -----                                                                      ---
Charlotte, NC
-------------
Post Park at Phillips Place(TM)     402          4Q'95               4Q'96                1Q'98              204
                                  -----                                                                      ---

Nashville, TN
-------------
Post Hillsboro Village(TM)          201          1Q'97               3Q'97                1Q'98              n/a
                                  -----                                                                      ---

                                  3,271                                                                      666
                                  =====                                                                      ===

Land
The Company has also acquired a parcel of land in Atlanta on which it plans to build a new community. Adjacent to the parcel, the Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county. In addition, the Company holds land for a third and fourth phase of Rocky Point(R) in Tampa, Florida. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


Acquisition of assets and community improvement expenditures for the three months ended March 31, 1997 and 1996 are summarized as follows:


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   --------------------
                                                                     1997         1996
                                                                   -------      -------
New community development and acquisition activity...........      $42,789      $20,706
Non-recurring capital expenditures:
      Revenue generating additions and improvements..........        1,050           --
      Other community additions and improvements.............          374          136
Recurring capital expenditures:
      Carpet replacements....................................          319          174
      Community additions and improvements...................          385          292
      Corporate additions and improvements...................          444          204
                                                                   -------      -------
                                                                   $45,361      $21,512
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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Funds from operations is defined to mean net income (loss) available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the three months ended March 31, 1997 and 1996 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       1997             1996
                                                   ------------    ------------
Net income available to common shareholders ....   $     10,503    $     10,046
   Extraordinary item, net of minority interest              75              --
   Minority interest ...........................          2,515           2,386
                                                   ------------    ------------
     Adjusted net income .......................         13,093          12,432
   Depreciation of real estate assets ...........         6,137           4,965
                                                   ------------    ------------
Funds from Operations (1) ......................         19,230          17,397
   Recurring capital expenditures (2) ..........           (704)           (466)
   Non-recurring capital expenditures (3) ......           (374)           (136)
   Loan amortization payments ..................            (59)            (52)
                                                   ------------    ------------
Cash Available for Distribution ................   $     18,093    $     16,743
                                                   ============    ============
Revenue generating capital expenditures (4) ....   $      1,050    $         --
                                                   ============    ============
Cash Flow Provided By (Used In):
Operating activities ...........................   $     33,222    $     20,388
Investing activities ...........................   $    (45,361)   $    (21,512)
Financing activities ...........................   $     15,578    $     (6,501)


Weighted average common shares outstanding .....     21,949,107      21,646,708
                                                   ============    ============
Weighted average common shares and units
  outstanding ..................................     27,167,244      26,785,951
                                                   ============    ============

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)


(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $319 and $174 of carpet replacement and $385 and $292 of other additions and improvements to existing communities for the three months ended March 31, 1997 and 1996, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $444 and $204 for the three months ended March 31, 1997 and 1996, respectively, are excluded from the calculation of CAD.
(3) Non-recurring capital expenditures consisted of community additions and improvements of $374 and $136 for the three months ended March 31, 1997 and 1996, respectively.
(4) Revenue generating capital expenditures included a major renovation of a community and submetering of communities in the amount of $961 and $89, respectively, for the three months ended March 31, 1997.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

27.      Financial Data Schedule (for SEC filing purposes only)

         The registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

         (b) Reports on Form 8-K

         Report on Form 8-K filed on February 27, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             POST PROPERTIES, INC.



 May 14, 1997                                /s/ John T. Glover
--------------------                         -----------------------------------
     (Date)                                  John T. Glover, President
                                             (Principal Financial Officer)





 May 14, 1997                                /s/ R. Gregory Fox
--------------------                         -----------------------------------
     (Date)                                  R. Gregory Fox
                                             Senior Vice President, Chief
                                             Accounting Officer