Form 10-Q
period 1997-06-30
POST PROPERTIES INC
filed 1997-08-04
CIK 903127

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           -------------------------
                                   FORM 10-Q
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Yes   X   No
    -----    -----
                            ------------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       22,124,410 shares of common stock outstanding as of July 25, 1997.

===============================================================================

                             POST PROPERTIES, INC.

                                     INDEX


                                                                                                                 Page
                                                                                                                 ----
PART I FINANCIAL INFORMATION

         ITEM 1  FINANCIAL STATEMENTS


           Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996..........................         3

           Consolidated Statements of Operations for the three and six months ended
              June 30, 1997 and 1996......................................................................         4

           Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                       six months ended June 30, 1997.....................................................         5

           Consolidated Statements of Cash Flows for the six months ended
              June 30, 1997 and 1996......................................................................         6

           Notes to Consolidated Financial Statements ....................................................         7

         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS.....................................................................         9
PART II  OTHER INFORMATION

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS......................................        24

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K........................................................        24

         SIGNATURES.......................................................................................        25

                             POST PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                        JUNE 30,               DECEMBER 31,
                                                                                          1997                     1996
                                                                                   ---------------          ---------------
                                                                                     (UNAUDITED)
ASSETS
   Real estate:
     Land..................................................................        $       149,071         $     150,072
     Building and improvements.............................................                736,891               730,518
     Furniture, fixtures and equipment.....................................                 76,835                74,120
     Construction in progress..............................................                203,477               140,437
     Land held for future development......................................                  8,660                14,195
                                                                                   ---------------         -------------
                                                                                         1,174,934             1,109,342
   Less: accumulated depreciation..........................................               (185,068)             (177,672)
                                                                                   ---------------         -------------
     Operating real estate assets..........................................                989,866               931,670
   Cash and cash equivalents...............................................                  1,771                   233
   Restricted cash.........................................................                  1,016                 1,148
   Deferred charges, net...................................................                  9,652                 9,459
   Other assets............................................................                 11,468                16,165
                                                                                   ---------------         -------------
     Total assets..........................................................        $     1,013,773         $     958,675
                                                                                   ===============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Notes payable...........................................................        $       473,683         $     434,319
   Accrued interest payable................................................                  4,305                 4,264
   Dividend and distribution payable.......................................                 16,220                14,659
   Accounts payable and accrued expenses...................................                 30,573                17,915
   Security deposits and prepaid rents.....................................                  5,179                 5,084
                                                                                   ---------------         -------------
     Total liabilities.....................................................                529,960               476,241
                                                                                   ---------------         -------------
   Minority interest of unitholders in Operating Partnership...............                 83,297                83,441
                                                                                   ---------------         -------------
   Commitments and contingencies
   Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized,
       1,000,000 shares issued and outstanding.............................                     10                    10
     Common stock, $.01 par value, 100,000,000 authorized,
       22,044,296 and 21,922,393  shares issued and outstanding at
       June 30, 1997 and December 31, 1996, respectively...................                    220                   219
   Additional paid-in capital..............................................                400,286               398,764
   Accumulated earnings....................................................                     --                    --
                                                                                   ---------------         -------------
     Total shareholders' equity............................................                400,516               398,993
                                                                                   ---------------         -------------
     Total liabilities and shareholders' equity............................        $     1,013,773         $     958,675
                                                                                   ===============         =============

The accompanying notes are an integral part of these consolidated  financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
                                                                   ----------------------------    ---------------------------
                                                                          1997          1996            1997          1996
                                                                   --------------    ----------    ---------------------------
REVENUES
   Rental ......................................................      $   42,550     $   39,513     $   84,131      $   76,058
   Property management - third party ...........................             539            733          1,092           1,466
   Landscape services - third party ............................           1,402          1,309          2,446           2,221
   Interest ....................................................               8            110             15             239
   Other .......................................................           1,615          1,164          2,996           2,288
                                                                      ----------     ----------     ----------      ----------
     Total revenues ............................................          46,114         42,829         90,680          82,272
                                                                      ----------     ----------     ----------      ----------
EXPENSES
   Property operating and maintenance (exclusive of
     items shown separately below) .............................          15,931         14,624         31,132          27,658
   Depreciation (real estate assets) ...........................           6,426          5,831         12,563          10,796
   Depreciation (non-real estate assets) .......................             253            260            495             513
   Property management - third party ...........................             394            480            814           1,050
   Landscape services - third party ............................           1,130          1,095          2,031           1,863
   Interest ....................................................           5,709          5,711         11,070          10,768
   Amortization of deferred loan costs .........................             250            380            552             732
   General and administrative ..................................           1,573          2,005          3,419           4,017
                                                                      ----------     ----------     ----------      ----------
     Total expenses ............................................          31,666         30,386         62,076          57,397
                                                                      ----------     ----------     ----------      ----------
   Income before net gain on sale of assets, minority
     interest of unitholders in Operating Partnership and
     extraordinary item ........................................          14,448         12,443         28,604          24,875
   Net gain on sale of assets ..................................           3,512             --          3,512              --
   Minority interest of unitholders in
     Operating Partnership .....................................          (3,236)        (2,360)        (5,751)         (4,746)
                                                                      ----------     ----------     ----------      ----------
   Income before extraordinary item ............................          14,724         10,083         26,365          20,129
   Extraordinary item, net of minority interest of
     unitholders in Operating Partnership ......................              --             --            (75)             --
                                                                      ----------     ----------     ----------      ----------
     Net income ................................................          14,724         10,083         26,290          20,129
     Dividend to preferred shareholders ........................          (1,062)            --         (2,125)             --
                                                                      ----------     ----------     ----------      ----------
     Net income available to common shareholders ...............      $   13,662     $   10,083         24,165          20,129
                                                                      ==========     ==========     ==========      ==========
PER COMMON SHARE DATA:
Weighted average common shares outstanding .....................      22,028,722     21,752,876     21,989,132      21,700,779
                                                                      ==========     ==========     ==========      ==========
   Income before extraordinary item (net of preferred
     dividend) .................................................      $     0.62     $     0.46     $     1.10      $     0.93
                                                                      ==========     ==========     ==========      ==========
Net income available to common shareholders ....................      $     0.62     $     0.46     $     1.10      $     0.93
                                                                      ==========     ==========     ==========      ==========
Dividends declared .............................................      $    0.595     $     0.54     $     1.19      $     1.08
                                                                      ==========     ==========     ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                     ADDITIONAL
                                                            PREFERRED     COMMON        PAID-IN      ACCUMULATED
                                                             SHARES       SHARES        CAPITAL       EARNINGS         TOTAL
                                                            ---------     ------      -----------    ----------       -------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, DECEMBER 31, 1996..............................   $  10     $    219      $  398,764      $      --       $ 398,993
    Proceeds from Dividend Reinvestment and
      Employee Stock Purchase Plans........................      --            1           3,871             --           3,872
    Adjustment for minority interest of unitholders
       in Operating Partnership at dates of capital
      transactions.........................................      --           --            (331)            --            (331)
    Net income.............................................      --           --              --         26,290          26,290
    Dividends to preferred shareholders....................      --           --              --         (2,125)         (2,125)
    Dividends to common shareholders.......................      --           --          (2,018)       (24,165)        (26,183)
                                                              -----      -------      ----------      ---------       ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, JUNE 30, 1997..................................   $  10     $    220      $  400,286      $      --       $ 400,516
                                                              =====     ========      ==========      =========       =========


  The accompanying notes are an integral part of these consolidated financial statements.

                              POST PROPERTIES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                           --------------------------
                                                                                               1997           1996
                                                                                           ------------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................................................       $  26,290        $  20,129
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sale of assets ....................................................          (3,512)              --
     Minority interest of unitholders in Operating Partnership .....................           5,751            4,746
     Extraordinary item ............................................................              75               --
     Depreciation ..................................................................          13,058           11,309
     Amortization of deferred loan costs ...........................................             552              732
     Write-off of deferred loan costs ..............................................              10               --
   Changes in assets, (increase) decrease in:
     Restricted cash ...............................................................             132               19
     Other assets ..................................................................           4,519           (1,428)
   Changes in liabilities, increase (decrease) in:
     Accrued interest payable ......................................................              41             (540)
     Accounts payable and accrued expenses .........................................           6,839            7,713
     Security deposits and prepaid rents ...........................................              95              728
                                                                                           ---------        ---------
   Net cash provided by operating activities .......................................          53,850           43,408
                                                                                           ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables .............         (74,286)         (93,755)
   Proceeds from sale of assets ....................................................          23,111               --
   Capitalized interest ............................................................          (3,757)          (1,909)
   Recurring capital expenditures ..................................................          (1,903)          (1,392)
   Corporate additions and improvements ............................................            (772)            (339)
   Non-recurring capital expenditures ..............................................            (492)            (539)
   Revenue generating capital expenditures .........................................          (3,497)            (236)
                                                                                           ---------        ---------
   Net cash (used in) investing activities .........................................         (61,596)         (98,170)
                                                                                           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of financing costs ......................................................            (997)            (924)
   Debt proceeds ...................................................................         147,940          123,364
   Proceeds from sale of notes .....................................................          80,000               --
   Debt payments ...................................................................        (188,576)         (51,705)
   Distributions to unitholders ....................................................          (5,925)          (5,293)
   Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans ...........           3,872            4,203
   Dividends paid to preferred shareholders ........................................          (2,125)              --
   Dividends paid to common shareholders ...........................................         (24,905)         (22,267)
                                                                                           ---------        ---------
   Net cash provided by financing activities .......................................           9,284           47,378
                                                                                           ---------        ---------
   Net increase (decrease) in cash and cash equivalents ............................           1,538           (7,384)
   Cash and cash equivalents, beginning of period ..................................             233            9,008
                                                                                           ---------        ---------
   Cash and cash equivalents, end of period ........................................       $   1,771        $   1,624
                                                                                           =========        =========


  The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

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

     BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

2.   NOTES PAYABLE

     On January 29, 1997, the Company filed, with the Securities and Exchange Commission, a Prospectus Supplement relating to $175,000 aggregate principal amount of Medium-Term Notes Due Nine Months or More from Date of Issue (the "MTNs").

     On March 3, 1997, the Company issued $30,000 of floating rate MTNs priced at LIBOR plus .25%, due on March 3, 2000 (the "2000 MTNs"). Proceeds from the 2000 MTNs were used to (i) prepay the mortgage on Post Renaissance which bore interest at LIBOR plus .55% and matured July 1, 1999 and (ii) pay down existing indebtedness outstanding under the Company's revolving line of credit (the "Revolver").

     On March 31, 1997, the Company issued $50,000 of fixed rate MTNs as follows: $37,000 due on April 2, 2001 (the "2001 MTNs") and $13,000 due on April 1, 2004 (the "2004 MTNs"). The 2001 MTNs priced at par with a coupon rate of 7.02% (.50% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of a treasury lock of 6.57%. The 2004 MTNs priced at par with a coupon of 7.30% (.65% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of a treasury lock of 6.86%. The proceeds from the 2001 MTNs and the 2004 MTNs were used to prepay $50,000 of fixed rate notes that bore interest at 7.15% per annum.

3.   SALE OF ASSETS

     On May 22, 1997, the Company sold a community, located in Pompano Beach, Florida that contained 416 units. The sale of this community is consistent with the Company's strategy of selling communities when the market demographics for a community are no longer consistent with the Company's existing ownership strategy. Net proceeds of $23,111 were used to pay down existing indebtedness outstanding under the Revolver.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


4.   EXTRAORDINARY ITEM

     The extraordinary item for the six months ended June 30, 1997 resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item is net of minority interest of unitholders of $18, calculated on the basis of weighted average units and shares outstanding for the period.

5.   EARNINGS PER SHARE

     Primary earnings per common share for income before extraordinary item, net of preferred dividends, and net income available to common shareholders has been computed by dividing income before extraordinary item, net of preferred dividends, and net income available to common shareholders by the weighted average number of common shares outstanding. This method derives the same per common share information as the "two-class" method prescribed for REITs. The weighted average number of common shares outstanding utilized in the calculations are 22,028,722 and 21,752,876 for the three months ended June 30, 1997 and 1996, respectively and 21,989,132 and 21,700,779 for the six months ended June 30, 1997 and 1996, respectively.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities for the three and six months ended June 30, 1997 and 1996 are as follows:

         (a) During the six months ended June 30, 1997, holders of 65 Units in Post Apartment Homes, L.P. (the "Operating Partnership") exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. The net effect of these conversions and adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans was a reclassification increasing minority interest and decreasing shareholders' equity in the amount of $331 for the six months ended June 30, 1997.

         (b) The Operating Partnership committed to distribute $16,220 and $14,504 for the quarters ended June 30, 1997 and 1996, respectively. As a result, the Company declared a dividend of $.595 and $.54 per common share or $13,116 and $11,758 for the quarters ended June 30, 1997 and 1996, respectively. The remaining distributions from the Operating Partnership in the amount of $3,104 and $2,746, respectively, were distributed to minority interest unitholders in the Operating Partnership.

7.   SUBSEQUENT EVENTS

     On August 4, 1997, the Company announced that it has entered into a definitive agreement and plan of merger with Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, pursuant to which Columbus would be merged into the Company. Columbus currently operates 24 completed communities containing 6,045 apartment units and has an additional 6 communities under development that will contain 1,481 apartment units upon completion located in Dallas and Houston, Texas and Jackson, Mississippi. Pursuant to the merger agreement, each outstanding share of Columbus common stock will be converted into .615 shares of common stock of the Company, which will result in the issuance of approximately 8.4 million shares of common stock of the Company. The merger, which will be accounted for as a purchase, is expected to be completed by November 1997, subject to the approval of the shareholders of the Company and Columbus and other customary conditions.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
-------------------------------------------------------------------------------



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc.

As of June 30, 1997, there were 27,260,770 units in the Operating Partnership outstanding, of which 22,044,296, or 80.9%, were owned by the Company and 5,216,474, or 19.1% were owned by other limited partners (including certain officers and directors of the Company). As of June 30, 1997, there were 1,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996

The Company recorded net income available to common shareholders of $24,165, for the six months ended June 30, 1997, an increase of 20.1% over the prior corresponding period primarily as a result of the the gain recognized from the sale of a community, increased rental rates for fully stabilized communities and an increase in apartment units placed in service.

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

As of June 30, 1997, the Company's portfolio of apartment communities consisted of the following: (i) 39 communities which were completed and stabilized for all of the current and prior year, (ii) eight communities which achieved full stabilization during the prior year and (iii) 15 communities in the development or lease-up stage.

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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

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

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and six months ended June 30, 1997 and 1996 is summarized as follows:



                                                     THREE MONTHS ENDED                                SIX MONTHS ENDED
                                                           JUNE 30,                                         JUNE 30,
                                           ----------------------------------------         -------------------------------------
                                               1997           1996         % CHANGE            1997          1996       % CHANGE
                                            ---------       ----------     --------          ---------     ---------     --------
Rental and other revenue:
  Fully stabilized communities (1)......    $  32,161      $  31,973           0.6%          $  63,927       $ 63,441        0.8 %
  Communities stabilized during                 8,940          6,368          40.4%             17,798         10,192       74.6 %
    1996.................................
  Development and lease-up
    communities (2).....................        1,636            --          100.0%              2,299             --      100.0 %
  Sold communities (3)..................          516          1,416         (63.6)%             1,482          2,820      (47.4)%
  Other revenue (4).....................          912            920          (0.9)%             1,621          1,893      (14.4)%
                                            ---------      ---------                         ---------       --------
                                               44,165         40,677           8.6%             87,127         78,346       11.2 %
                                            ---------      ---------                         ---------       --------

Property operating and maintenance
expense  (exclusive of depreciation
and amortization):
  Fully stabilized communities..........       10,761         10,785          (0.2)%            20,750         20,540        1.0 %
  Communities stabilized during
    1996.................................       2,756          2,165          27.3%              5,402          3,806       41.9 %
  Development and lease-up
    communities ........................          766             --         100.0%              1,270             --      100.0 %
  Sold communities .....................          650            923         (29.6)%               650          1,088      (40.3)%
  Other expenses (5)....................          998            751          32.9%              3,060          2,224       37.6 %
                                            ---------      ---------                         ---------       --------
                                               15,931         14,624           8.9%             31,132         27,658       12.6 %
                                            ---------      ---------                         ---------       --------

Revenue in excess of specified
   expense..............................    $  28,234      $  26,053           8.4%          $  55,995         50,688       10.5 %
                                            =========      =========                         =========       ========


Recurring capital expenditures: (6)
  Carpet................................    $     337      $     236          42.8%          $     656            410       60.0 %
  Other.................................          862            690          24.9%              1,247            982       27.0 %
                                            ---------      ---------                         ---------       --------
  Total.................................    $   1,199            926          29.5%          $   1,903          1,392       36.7 %
                                            =========      =========                         =========       ========

Average apartment units in service......       18,420         17,155           7.4%             18,262         16,856        8.3 %
                                            =========      =========                         =========       ========
Recurring capital expenditures per
   apartment unit.......................    $      65      $      54          20.4%          $     104       $     83       25.3 %
                                            =========      =========                         =========       ========

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------



(1)  Communities which reached stabilization prior to January 1, 1996.
(2) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.
(3) Includes one community, containing 180 units, which was sold on July 19, 1996 and one community, containing 416 units, which was sold on May 22, 1997.
(4) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.
(5) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(6) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the three and six months ended June 30, 1997, rental and other revenue increased $3,488, or 8.6%, and $8,781, or 11.2%, respectively, compared to the same period in the prior year, primarily as a result of an increase in the average number of apartment units in service and increased rental rates partially offset by the sale of two communities. For the three and six months ended June 30, 1997, property operating and maintenance expenses increased $1,307, or 8.9%, and $3,474. pr 12.6%, respectively, compared to the same period in the prior year, due to an increase in the average number of apartment units in service partially offset by the sale of two communities.

For the three and six months ended June 30, 1997, recurring capital expenditures increased $273, and or 29.5%, and $511, or 36.7%, respectively, compared to the same period in the prior year, primarily due to the increase in the average number of apartment units in service and the timing of scheduled capital improvements.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 39 communities containing an aggregate of 14,164 units which were fully stabilized as of January 1, 1996, is summarized as follows:


                                                        THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                              JUNE 30,                                      JUNE 30,
                                            --------------------------------------------  ------------------------------------------
                                               1997              1996        % CHANGE          1997          1996       %   CHANGE
                                            ---------       ----------    ------------    ---------       ---------     -----------
Rental and other revenue................    $ 32,161        $  31,973           0.6%       $    63,927     $   63,441         0.8%
Property operating and maintenance
  expense  (exclusiveof depreciation
  and amortization).....................      10,761           10,785          (0.2)%           20,750         20,540         1.0%
                                            --------        ---------                      -----------     ----------
Revenue in excess of specified expense      $ 21,400        $  21,188           1.0%       $    43,177     $   42,901         0.6%
                                            ========        =========                      ===========     ==========

Recurring capital expenditures: (1)
  Carpet................................    $    296        $     213          39.0%       $       579     $      372        55.6%
  Other.................................         801              673          19.0%             1,114            933        19.4%
                                            --------        ---------                      -----------     ----------
    Total...............................    $  1,097        $     886          23.8%       $     1,693     $    1,305        29.7%
                                            ========        =========                      -----------     ==========
Recurring capital expenditures per
   apartment unit (2)...................    $     77        $      63          22.2%       $       120     $       92        30.4%
                                            ========        =========                      ===========     ==========

Average economic occupancy (3)..........        94.7%            95.8%         (1.1)%             94.0%          95.6%       (1.7)%
                                            --------        ---------                      -----------     ----------
Average monthly rental rate per
  apartment unit (4)....................    $    773        $     763           1.3%       $       775     $      759         2.1%
                                            ========        ---------                      ===========     ==========
Apartment units in service..............      14,164           14,164                           14,164         14,164
                                            ========        =========                      ===========     ==========




(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(2) In addition to such capitalized expenditures, the Company expensed $180 and $227 per unit on building maintenance (inclusive of direct salaries) and $76 and $73 per unit on landscaping (inclusive of direct salaries) for the three months ended June 30, 1997 and 1996, respectively and $329 and $374 per unit on building maintenance (inclusive of direct salaries) and $119 and $115 per unit on landscaping (inclusive of direct salaries) for the six months ended June 30, 1997 and 1996, respectively.
(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, including these amounts would have been 94.0% and 95.4% for the three months ended June 30, 1997 and 1996, respectively and 93.4% and 95.2% for the six months ended June 30, 1997 and 1996, respectively.) For the three months ended June 30, 1997 and 1996, concessions were $166 and $82 and employee discounts were $70 and $65, respectively, and for the six months ended June 30, 1997 and 1996, concessions were $313 and $140 and employee discounts were $135 and $137, respectively.
(4) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE AND PER APARTMENT UIT DATA RENT
------------------------------------------------------------------------------



For the three and six months ended June 30, 1997, rental and other revenue increased $188, or 0.6%, and $486, or 0.8%, respectively, compared to the same period in the prior year, due to higher rental rates partially offset by lower occupancy. For the three months ended June 30, 1997, property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $24, or 0.2%, compared to the same period in the prior year, primarily as a result of decreases in expensed property improvements and real estate taxes. For the six months ended June 30, 1997, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $210, or 1.0%, compared to the same period in the prior year, primarily due to increased advertising and promotion efforts and an increase in building repair and maintenance expense partially offset by the decreases in expensed property improvements and real estate taxes during the second quarter.

For the three and six months ended June 30, 1997, recurring capital expenditures per apartment unit increased $14, or 22.2% and $28, or 30.4% compared to the same periods in the prior year, primarily due to the timing of carpet replacements and other recurring capital expenditures for communities.

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

For the three and six months ended June 30, 1997 and 1996, respectively, the "lease-up deficit" charged to and included in results of operations is summarized as follows:


                                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                               ----------------------------           ------------------------------
                                                                    1997              1996               1997              1996
                                                               -------------     -------------        -----------       -----------
Rental and other revenue.....................................  $         574       $       294        $       691       $       868
Property operating and maintenance expense (exclusive
of depreciation and amortization)............................            371               189                578               658
                                                               -------------       -----------        -----------       -----------
Revenue (expense) in excess of specified
  expense/revenue............................................            230               105                113               210
Interest expense.............................................            271               196                360               534
                                                               -------------       -----------        -----------       -----------
Lease-up deficit.............................................  $         (68)      $       (91)       $      (247)      $      (324)
                                                               =============       ===========        ===========       ===========




POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM Partners, Inc. ("RAM") and Post Asset Management, Inc. ("Post Asset Management").

The operating performance of RAM and Post Asset Management for the three and six months ended June 30, 1997 and 1996 is summarized as follows:


RAM PARTNERS, INC.                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 JUNE 30,                         JUNE 30,
                                    -----------------------------      ------------------------------
                                    1997      1996      % CHANGE       1997       1996     % CHANGE
                                    ------    ------    --------       ----       -----    --------
Property management and other
  revenue ........................   $  519   $  649    (20.0)%      $1,073        $1,309     (18.0)%
Property management expense ......      283      297     (4.7)%         578           653     (11.5)%
General and administrative expense       96      113    (15.0)%         199           231     (13.9)%
                                     ------    -----                 ------        ------
Revenue in excess of specified
  expense ........................   $  140   $  239    (41.4)%      $  296        $  425     (30.4)%
                                     ======   ======                 ======        ======
Average apartment units managed ..    7,804    9,814    (20.5)%       7,814         9,829     (20.5)%
                                     ======   ======                 ======        ======



The decrease in property management revenues in excess of specified expense for the three and six months ended June 30, 1997 compared to the same periods in the prior year is primarily attributable to the decrease in the average number of units managed.


POST ASSET MANAGEMENT                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                             JUNE 30,                                JUNE 30,
                                     ----------------------------       -------------------------------
                                      1997     1996     % CHANGE         1997        1996      % CHANGE
                                     -----    ------    --------         -----       -----     --------
Property management and other
  revenue ........................   $   24      $   88    (72.7)%      $   48      $  169    (71.6)%
Property management expense ......       11          60    (81.7)%          19         142    (86.6)%
General and administrative expense        4          11    (63.6)%          18          25    (28.0)%
                                     ------      ------                 ------      ------
Revenue in excess of specified
   expense .......................   $    9      $   17    (47.1)%      $   11      $    2    450.0%
                                     ======      ======                 ======      ======
Average apartment units managed ..      260         866    (70.0)%         260         866    (70.0)%
                                     ======      ======                 ======      ======


Property management revenues and the related expenses decreased for the three and six months ended June 30, 1997, compared to the same periods in 1996, primarily due to the reduction in the average number of apartment units managed. This reduction was primarily due to four management contracts which were terminated; two effective January 1996, one effective July 1996 and one effective September 1996. As of June 30, 1997, Post Asset Management provided management services to one Post(R) community, containing 260 apartment units. The Company anticipates that the remaining contract will be terminated during 1997.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
------------------------------------------------------------------------------

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three and six months ended June 30, 1997 and 1996 is summarized as follows:


                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                          ------------------------------- --------------------------------
                                             1997     1996      % CHANGE  1997     1996           % CHANGE
                                          --------    -----     --------  ------   -------        --------
Landscape services and other
  revenue ........................          $1,421   $ 1,356       4.8%   $2,476   $ 2,268            9.2%
Landscape services expense .......             993       991       0.2%    1,749     1,658            5.5%
General and administrative
  expense ........................             137       104      31.7%      282       205           37.6%
                                            ------   -------              ------   -------
Revenue in excess of specified
  expense ........................          $  291   $   261      11.5%   $  445   $   405            9.9%
                                            ======   =======              ======   =======


The increase in landscape services revenue and landscape service expense for the three and six months ended June 30, 1997, compared to the same periods in 1996, is primarily due to increases in landscape contracts.

OTHER REVENUES AND EXPENSES

Depreciation of real estate assets increased $595, or 10.2%, and $1,767, or 16.4%, for the three and six months ended June 30, 1997, compared to the same periods in the prior year, due to the addition of depreciable real estate assets.

The extraordinary item of $75 for the six months ended June 30, 1997, net of minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $43,408 for the six months ended June 30, 1996 to $53,850 for the six months ended June 30, 1997, principally due to increases in the Company's income before depreciation. Net cash used in investing activities decreased from $98,170 in the six months ended June 30, 1996 to $61,596 in the six months ended June 30, 1997, principally due to the proceeds provided by the sale of assets. The Company's net cash provided by financing activities decreased from $47,378 in the six months ended June 30, 1996 to $9,284 in the six months ended June 30, 1997, primarily due to increased debt payments.

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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
-------------------------------------------------------------------------------



At June 30, 1997, the Company had total indebtedness of $473,683 and cash and cash equivalents of $1,771. The Company's indebtedness includes approximately $14,155 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $151,528, senior unsecured notes of $255,000 and borrowings under unsecured lines of credit of approximately $53,000.

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

Lines Of Credit
The Company has a syndicated line of credit (the "Revolver") in the amount of $180,000 to provide funding for future construction, acquisitions and general business obligations. The Revolver matures on May 1, 2000 and borrowings currently bear interest at LIBOR plus .675% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds for up to $90,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and has a maturity date of June 26, 1998. The Company chose this arrangement because the Revolver requires three days advance notice to repay borrowings whereas this facility provides the Company with an automatic daily sweep, which applies all available cash to reduce the outstanding balance.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

Tax Exempt Bonds On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for nine bond issues, aggregating $111,230, which were reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $43,298 with respect to six

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


other bond issues which mature and may be refunded in 1997 and 1998. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880 of which $84,352 has been economically defeased, leaving $151,528 of principal amount of tax-exempt bonds outstanding at June 30, 1997 of which $111,230 of the bonds outstanding has been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1997 and 1998. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at June 30, 1997, which the Company may reissue during the years 1997 through 2025:


                       DEFEASED    OUTSTANDING    TOTAL REISSUE
                       PORTION       PORTION         CAPACITY
                       --------    -----------    -------------

      1997(1)          $  3,000      $ 27,000      $ 30,000
      1998               81,352        13,298        94,650
      Thereafter             --       111,230       111,230
                       --------      --------      --------
                       $ 84,352      $151,528      $235,880
                       ========      ========      ========




(1) 1997 amounts consist of Post Chase and Post Walk bonds which matured and were reissued on July 1, 1997 and now have --- a maturity of June 1, 2025.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
-------------------------------------------------------------------------------



Schedule of Indebtedness

The following table reflects the Company's indebtedness at June 30, 1997:

                                                                                           Maturity          Principal
Description                              Location             Interest Rate                Date(1)             Balance
----------------------------------   ---------------- -----------------------------   -------------------   -----------
TAX EXEMPT FIXED RATE (SECURED)
Post Chase(R) ....................   Atlanta, GA            7.5% + .575% (2)(3)               07/01/97 (4)    $ 12,000

Post Walk(R) .....................   Atlanta, GA            7.5% + .575% (2)(3)               07/01/97 (4)      15,000

Post Court(R) ....................   Atlanta, GA            7.5% + .575% (2)(3)               06/01/98 (5)      13,298
                                                                                                              --------
                                                                                                                40,298
                                                                                                              --------
CONVENTIONAL FIXED RATE (SECURED)
Post Summit(R) ...................   Atlanta, GA                   7.72%                      02/01/98           5,284
Post River(R) ....................   Atlanta, GA                   7.72%                      03/01/98           5,840
Post Hillsboro Village ...........   Nashville, TN                 9.20%                    10/01/2001           3,031
                                                                                                              --------
                                                                                                                14,155
                                                                                                              --------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R) Series 1995 ......   Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)           06/01/2025           9,895
Post Valley(R) Series 1995 .......   Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)           06/01/2025          18,600
Post Brook(R) Series 1995 ........   Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)           06/01/2025           4,300
Post Village(R) (Atlanta) Hills
  Series 1995 ....................   Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)           06/01/2025           7,000
Post Mill(R) Series 1995 .........   Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)           06/01/2025          12,880
Post Canyon(R) Series 1996 .......   Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)           06/01/2025          16,845
Post Corners(R) Series 1996 ......   Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)           06/01/2025          14,760
Post Bridge(R) ...................   Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)           06/01/2025          12,450
Post Village(R) (Atlanta) Gardens    Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)           06/01/2025          14,500
                                                                                                               -------
                                                                                                               111,230
                                                                                                               -------
SENIOR NOTES (UNSECURED)
Medium Term Notes ................   N/A                        LIBOR + .25%                03/03/2000          30,000
Northwestern Mutual Life .........   N/A                            8.21%                   06/07/2000          30,000
Medium Tern Notes ................   N/A                            7.02%                   04/02/2001          37,000
Northwestern Mutual Life .........   N/A                            8.37%                   06/07/2002          20,000
Senior Notes .....................   N/A                            7.25%                   10/01/2003         100,000
Medium Term Notes ................   N/A                            7.30%                   04/01/2004          13,000
Senior Notes .....................   N/A                            7.50%                   10/01/2006          25,000
                                                                                                              --------
                                                                                                               255,000
                                                                                                              --------
LINES OF CREDIT (UNSECURED)
Revolver .........................   N/A             LIBOR + .675% or prime minus .25% (6)   5/01/2000          33,000

Cash Management Line .............   N/A             LIBOR + .675% or prime minus .25%         6/26/98          20,000
                                                                                                              --------
                                                                                                                53,000
                                                                                                              --------
TOTAL ............................                                                                            $473,683
                                                                                                              --------


POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
------------------------------------------------------------------------------



(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2)     Bond financed (interest rate on bonds + credit enhancement fees).
(3) These bonds are also secured by Post Fountains at Lee Vista(R), Post Lake(R) (Orlando) and the Fountains and Meadows of Post
        Village(R) for which the Company has economically defeased their respective bond indebtedness. (4) On July 1, 1997, this bond was refunded with an issue having a maturity of June 1, 2025 and an interest rate of SunTrust Bank, Atlanta Non-AMT "AAA" tax free rate plus a credit enhancement fee of .575%.
(5) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(6) Represents stated rate. The Company may also make "money market" loans of up to $90,000 at rates below the stated rate.

Other Activities
On May 22, 1997, the Company sold a community, located in Pompano Beach, Florida that contained 416 units. The sale of this community is consistent with the Company's strategy of selling communities when the market demographics for a community are no longer consistent with the Company's existing ownership strategy. Net proceeds of $23,111 were used to pay down existing indebtedness outstanding under the Revolver.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company for 95% of the market price on the date of purchase.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
------------------------------------------------------------------------------



Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:

                                                                        ACTUAL OR             ACTUAL OR            UNITS
                                                                        ESTIMATED              ESTIMATED           LEASED
                                                  QUARTER OF             QUARTER               QUARTER             AS OF
                                    # OF         CONSTRUCTION          FIRST UNITS          OF STABILIZED         JULY 28,
METROPOLITAN AREA                   UNITS        COMMENCEMENT           AVAILABLE             OCCUPANCY             1997
-----------------                  -------       ------------           ---------             ---------             ----
Atlanta, GA
Post Collier Hills(TM)               396            4Q'95                 4Q'96                 4Q'97                328
Post Glen(R)                         314            1Q'96                 1Q'97                 1Q'98                213
Post Lindbergh(TM)                   396            3Q'96                 3Q'97                 1Q'99                n/a
Post Gardens(R)                      397            3Q'96                 4Q'97                 1Q'99                n/a
Riverside by Post(TM) Phase I        205            3Q'96                 2Q'98                 1Q'00                n/a
Post River(R)II                       88            1Q'97                 4Q'97                 2Q'98                n/a
Post Ridge(TM)                       232            1Q'97                 4Q'97                 4Q'98                n/a
Post Briarcliff(TM) Phase I          388            2Q'97                 1Q'98                 2Q'99                n/a
                                   -------                                                                        ------
                                   2,416                                                                             541
                                   -------                                                                        ------
Tampa, FL
Post Rocky Point(R) Phase II         174            4Q'96                 2Q'97                 4Q'97                 74
Post Rocky Point(R) Phase III        290            2Q'97                 1Q'98                 1Q'99                n/a
Post Harbour Island(TM)              210            3Q'97                 3Q'98                 2Q'99                n/a
                                   -----                                                                          ------
                                     674                                                                              74
                                   -----                                                                          ------
Charlotte, NC
Post Park at Phillips Place(TM)      402            4Q'95                 4Q'96                1Q'982                315
                                   -----

Nashville, TN
Post Hillsboro Village(TM)           201            1Q'97                 3Q'97                2Q'981                n/a
                                   -----                                                                           -----
                                   3,693                                                                             930
                                   =====                                                                          ======



The Company has also acquired a parcel of land in Atlanta on which it plans to build a new community. Adjacent to the parcel, the Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county. In addition, the Company holds land for a fourth phase of Rocky Point(R) in Tampa, Florida. In connection with the Riverside development, the Company is also constructing an office building, and associated retail space, which it intends to occupy a portion of in the second quarter of 1998. The Company is making improvements to a leased facility for Post Landscape Services. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------



Acquisition of assets and community improvement expenditures for the six months ended June 30, 1997 and 1996 are summarized as follows:


                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                 -----------------------------
                                                                                                     1997              1996
                                                                                                 ------------      -----------
New community development and acquisition activity.............................................  $ 78,043          $    95,664

Non-recurring capital expenditures:
      Revenue generating additions and improvements............................................     3,497                  236

      Other community additions and improvements...............................................       492                  539

Recurring capital expenditures:
      Carpet replacements......................................................................       656                  410

      Community additions and improvements.....................................................     1,247                  982

      Corporate additions and improvements.....................................................       772                  339
                                                                                                ---------          -----------
                                                                                                $  84,707          $    98,170
                                                                                                =========          ===========



RECENT DEVELOPMENTS

On August 4, 1997, the Company announced that it has entered into a definitive agreement and plan of merger with Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, pursuant to which Columbus would be merged into the Company. Columbus currently operates 24 completed communities containing 6,045 apartment units and has an additional 6 communities under development that will contain 1,481 apartment units upon completion located in Dallas and Houston, Texas and Jackson, Mississippi. Pursuant to the merger agreement, each outstanding share of Columbus common stock will be converted into .615 shares of common stock of the Company, which will result in the issuance of approximatley 8.4 million shares of common stock of the Company. The merger, which will be accounted for as a purchase, is expected to be completed by November 1997, subject to the approval of the shareholders of the Company and Columbus and other customary conditions.

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

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
-----------------------------------------------------------------------------



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

FFO and CAD for the three and six months ended June 30, 1997 and 1996 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution


                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         ----------------------------          --------------------------------
                                                              1997           1996                  1997                  1996
                                                         --------------   -----------          ------------        ------------

Net income available to common shareholders........      $    13,662      $   10,083            $    24,165        $    20,129
  Extraordinary item, net of minority interest.....               --              --                     75                 --
  Minority interest................................            3,236           2,360                  5,751              4,746
     Net gain on sale of assets....................           (3,512)             --                 (3,512)                --
                                                         -----------      ----------            -----------        -----------
     Adjusted net income...........................           13,386          12,443                 26,479             24,875
  Depreciation of real estate assets...............            6,426           5,831                 12,563             10,796
                                                         -----------      ----------             ----------         ----------
Funds from Operations (1)..........................           19,812          18,274                 39,042             35,671
  Recurring capital expenditures (2)...............           (1,199)           (926)                (1,903)            (1,392)
  Non-recurring capital expenditures (3)...........             (117)           (439)                  (492)              (539)
  Loan amortization payments.......................              (43)            (53)                  (102)              (105)
                                                         -----------      ----------             ----------         ----------
Cash Available for Distribution....................      $    18,453      $   16,856             $   36,545         $   33,635
                                                         ===========      ==========             ==========         ==========
Revenue generating capital expenditures (4)........      $     2,447      $      200             $    3,497         $      236
                                                         ===========      ==========             ==========         ==========
Cash Flow Provided By (Used In):
Operating activities...............................      $    20,628      $   23,020             $   53,850         $   43,408
Investing activties ...............................      $   (16,235)     $  (76,658)            $  (61,596)        $  (98,170)
Financing activities...............................      $    (6,294)     $   53,879             $    9,284         $   47,378
Weighted average common shares outstanding.........       22,028,722      21,752,876             21,989,132         21,700,779
                                                         ============     ==========             ==========         ==========
Weighted average common shares and units
outstanding........................................       27,245,196      26,850,337             27,206,432         26,818,135
                                                         ===========      ==========             ==========         ==========




POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER APARTMENT UNIT DATA)
-----------------------------------------------------------------



(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $337 and $236 of carpet replacement and $862 and $690 of other additions and improvements to existing communities for the three months ended June 30, 1997 and 1996, respectively, and $656 and $410 of carpet replacement and $1,247 and $982 of other additions and improvements to existing communities for the six months ended June 30, 1997 and 1996, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $327 and $135 for the three months ended June 30, 1997 and 1996, respectively, and $772 and $339 for the six months ended June 30, 1997 and 1996, respectively, are excluded from the calculation of CAD.
(3) Non-recurring capital expenditures consisted of community additions and improvements of $117 and $439 for the three months ended June 30, 1997 and 1996, respectively, and $492 and $539 for the six months ended June 30, 1997 and 1996, respectively.
(4) Revenue generating capital expenditures included a major renovation of a community in the amount of $1,620 and $200, for the three months ended June 30, 1997 and 1996, respectively, and $2,581 and $236 for the six months ended June 30, 1997 and 1996, respectively, and submetering of water service to communities in the amount of $827 and $916 for the three and six months ended June 30, 1997, respectively.

PART II. OTHER INFORMATION

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on May 22, 1997. The matters voted upon and the results of voting were as follows:

               To elect two directors to serve until the 2000 annual meeting of shareholders or until their successors are duly elected and qualified. The nominees, Messrs. Bloom and Shaw were elected to the Company's board of directors to serve until the 2000 meeting of shareholders. There were 17,556,119 votes for and 737,631 votes withheld for Messr. Bloom and 17,558,304 votes for and 735,446 votes withheld for Messr. Shaw.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

27.      Financial Data Schedule (for SEC filing purposes only)

         The registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

         (b) Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             POST PROPERTIES, INC.


    August 4, 1997                           /s/ John T. Glover
------------------------                     -------------------------------
      (Date)                                 John T. Glover, President
                                             (Principal Financial Officer)






    Augus 4, 1997                            /s/ R. Gregory Fox
------------------------                   ----------------------------
      (Date)                                 R. Gregory Fox
                                             Senior Vice President, Chief
                                             Accounting Officer