Form 10-Q
period 1997-09-30
POST PROPERTIES INC
filed 1997-11-13
CIK 903127

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

                For the quarterly period ended September 30, 1997

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

Yes   X   No
    ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     30,650,677 shares of common stock outstanding as of November 10, 1997.

================================================================================

                              POST PROPERTIES, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                                                        PAGE
                                                                                                      -----
         ITEM 1  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 ..............     3

           Consolidated Statements of Operations for the three and nine months ended
              September 30, 1997 and 1996 ..........................................................     4

           Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
              nine months ended September 30, 1997 .................................................     5

           Consolidated Statements of Cash Flows for the nine months ended
              September 30, 1997 and 1996 ..........................................................     6

           Notes to Consolidated Financial Statements ..............................................     7

         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS ........................................................................    10

PART II  OTHER INFORMATION

         ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K ..................................................    25

         SIGNATURES ................................................................................    26

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                        1997           1996
                                                                     ------------   ----------
                                                                     (UNAUDITED)
ASSETS
   Real estate:
     Land ........................................................   $   151,041    $   150,072
     Building and improvements ...................................       747,715        730,518
     Furniture, fixtures and equipment ...........................        79,236         74,120
     Construction in progress ....................................       243,547        140,437
     Land held for future development ............................         7,108         14,195
                                                                     -----------    -----------
                                                                       1,228,647      1,109,342
   Less: accumulated depreciation ................................      (191,632)      (177,672)
                                                                     -----------    -----------
     Operating real estate assets ................................     1,037,015        931,670
   Cash and cash equivalents .....................................         2,619            233
   Restricted cash ...............................................         1,441          1,148
   Deferred charges, net .........................................        10,693          9,459
   Other assets ..................................................        11,373         16,165
                                                                     -----------    -----------
     Total assets ................................................   $ 1,063,141    $   958,675
                                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable .................................................   $   510,637    $   434,319
   Accrued interest payable ......................................         8,643          4,264
   Dividend and distribution payable .............................        16,270         14,659
   Accounts payable and accrued expenses .........................        37,087         17,915
   Security deposits and prepaid rents ...........................         5,177          5,084
                                                                     -----------    -----------
     Total liabilities ...........................................       577,814        476,241
                                                                     -----------    -----------
   Minority interest of unitholders in Operating Partnership .....        83,325         83,441
                                                                     -----------    -----------
   Commitments and contingencies
   Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized,
       1,000,000 shares issued and outstanding ...................            10             10
     Common stock, $.01 par value, 100,000,000 authorized,
       22,127,882 and 21,922,393  shares issued and outstanding at
       September 30, 1997 and December 31, 1996, respectively ....           221            219
   Addit401,771398,764capital
   Accumulated earnings ..........................................            --             --
                                                                     -----------    -----------
     Total shareholders' equity ..................................       402,002        398,993
                                                                     -----------    -----------
     Total liabilities and shareholders' equity ..................   $ 1,063,141    $   958,675
                                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                            ----------------------------    -----------------------------
                                                                  1997            1996            1997           1996
                                                            ----------------------------    -----------------------------
REVENUES
   Rental ...............................................   $     43,857    $     41,351    $    127,988    $    117,410
   Property management - third party ....................            604             722           1,696           2,188
   Landscape services - third party .....................          1,346           1,199           3,792           3,420
   Interest .............................................             15              50              30             289
   Other ................................................          1,692           1,661           4,688           3,933
                                                            ------------    ------------    ------------    ------------
     Total revenues .....................................         47,514          44,983         138,194         127,240
                                                            ------------    ------------    ------------    ------------
EXPENSES
   Property operating and maintenance (exclusive of
     items shown separately below) ......................         16,234          15,894          47,366          43,539
   Depreciation (real estate assets) ....................          6,333           5,877          18,897          16,673
   Depreciation (non-real estate assets) ................            262             197             758             710
   Property management - third party ....................            488             558           1,302           1,608
   Landscape services - third party .....................          1,087           1,002           3,117           2,863
   Interest .............................................          5,652           5,970          16,722          16,738
   Amortization of deferred loan costs ..................            195             293             747           1,025
   General and administrative ...........................          1,480           1,769           4,900           5,786
                                                            ------------    ------------    ------------    ------------
     Total expenses .....................................         31,731          31,560          93,809          88,942
                                                            ------------    ------------    ------------    ------------
   Income before net gain on sale of assets, minority
     interest of unitholders in Operating Partnership and
     extraordinary item .................................         15,783          13,423          44,385          38,298
   Net gain on sale of assets ...........................             --             854           3,512             854
   Minority interest of unitholders in
     Operating Partnership ..............................         (2,811)         (2,696)         (8,562)         (7,442)
                                                            ------------    ------------    ------------    ------------
   Income before extraordinary item .....................         12,972          11,581          39,335          31,710
Extraordinary item, net of minority interest of
unitholders in Operating Partnership ....................             --              --             (75)             --
                                                            ------------    ------------    ------------    ------------
     Net income .........................................         12,972          11,581          39,260          31,710
     Dividend to preferred shareholders .................         (1,062)             --          (3,187)             --
                                                            ------------    ------------    ------------    ------------
     Net income available to common shareholders ........   $     11,910    $     11,581    $     36,073    $     31,710
                                                            ============    ============    ============    ============
PER COMMON SHARE DATA:
Weighted average common shares outstanding ..............   $ 22,117,032    $ 21,844,053    $ 22,032,237    $ 21,748,882
                                                            ============    ============    ============    ============
Income before extraordinary item (net of preferred
     dividend) ..........................................   $       0.54    $       0.53    $       1.64    $       1.46
                                                            ============    ============    ============    ============
Net income available to common shareholders .............   $       0.54    $       0.53    $       1.64    $       1.46
                                                            ============    ============    ============    ============

Dividends declared ......................................   $      0.595    $       0.54    $      1.785    $       1.62
                                                            ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          ADDITIONAL
                                                    PREFERRED   COMMON      PAID-IN    ACCUMULATED
                                                     SHARES     SHARES      CAPITAL      EARNINGS    TOTAL
                                                    ---------   ------    ----------   -----------   -----
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, DECEMBER 31, 1996 .....................   $10        $219     $ 398,764    $     --    $ 398,993
    Proceeds from Dividend Reinvestment and
      Employee Stock Purchase Plans ...............    --           2         6,932          --        6,934
    Adjustment for minority interest of unitholders
      in Operating Partnership at dates of capital
      transactions ................................    --          --          (651)         --         (651)
    Net income ....................................    --          --            --      39,260       39,260
    Dividends to preferred shareholders ...........    --          --            --      (3,187)      (3,187)
    Dividends to common shareholders ..............    --          --        (3,274)    (36,073)     (39,347)
                                                      ---        ----     ---------    ------      ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, SEPTEMBER 30, 1997 ....................   $10        $221     $ 401,771    $     --    $ 402,002
                                                      ===        ====     =========    ========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                              POST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                ---------------------------
                                                                                                   1997             1996
                                                                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................................................    $  39,260        $  31,710
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sale of assets ............................................................       (3,512)            (854)
     Minority interest of unitholders in Operating Partnership .............................        8,562            7,442
     Extraordinary item, net of minority interst of unitholders in Operating Partnership ...           75               --
     Depreciation ..........................................................................       19,655           17,383
     Amortization of deferred loan costs ...................................................          747            1,025
     Write-off of deferred loan costs ......................................................           (6)              --
   Changes in assets, (increase) decrease in:
     Restricted cash .......................................................................         (293)              12
     Other assets ..........................................................................        4,581           (1,775)
     Deferred charges ......................................................................           --            1,652
   Changes in liabilities, increase (decrease) in:
     Accrued interest payable ..............................................................        4,379             (403)
     Accounts payable and accrued expenses .................................................        7,550           11,210
     Security deposits and prepaid rents ...................................................           93              286
                                                                                                ---------        ---------
   Net cash provided by operating activities ...............................................       81,091           67,688
                                                                                                ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables .....................     (117,177)        (139,152)
   Proceeds from sale of assets ............................................................       23,111           12,196
   Capitalized interest ....................................................................       (5,879)          (3,000)
   Recurring capital expenditures ..........................................................       (2,932)          (2,084)
   Corporate additions and improvements ....................................................       (1,185)            (491)
   Non-recurring capital expenditures ......................................................         (534)          (1,070)
   Revenue generating capital expenditures .................................................       (4,775)            (392)
                                                                                                ---------        ---------
   Net cash (used in) investing activities .................................................     (109,371)        (133,993)
                                                                                                ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of financing costs ..............................................................       (2,352)          (2,201)
   Debt proceeds ...........................................................................      212,440          232,833
   Proceeds from sale of notes .............................................................      131,000          123,438
   Debt payments ...........................................................................     (267,122)        (255,168)
   Distributions to unitholders ............................................................       (9,028)          (8,039)
   Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans ...................        6,934            6,436
   Dividends paid to preferred shareholders ................................................       (3,187)              --
   Dividends paid to common shareholders ...................................................      (38,019)         (34,025)
                                                                                                ---------        ---------
   Net cash provided by financing activities ...............................................       30,666           63,274
                                                                                                ---------        ---------
   Net increase (decrease) in cash and cash equivalents ....................................        2,386           (3,031)
   Cash and cash equivalents, beginning of period ..........................................          233            9,008
                                                                                                ---------        ---------
   Cash and cash equivalents, end of period ................................................    $   2,619        $   5,977
                                                                                                =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

     BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

2.   NOTES PAYABLE

     On January 29, 1997, the Company established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTNs").

     The following table sets forth MTNs issued and outstanding as of September 30, 1997:

                ISSUE                                              INTEREST                    MATURITY
                DATE                   AMOUNT                        RATE                        DATE
         -------------------        -------------              ---------------              --------------
         March 3, 1997              $    30,000                LIBOR plus0.25%                03/03/2000
         March 31, 1997                  37,000                     7.02%                     04/02/2001
         March 31, 1997                  13,000                     7.30%                     04/01/2004
         September 22, 1997              10,000                     6.69%                     09/22/2004
         September 22, 1997              25,000                     6.78%                     09/22/2005
         September 26, 1997              16,000                     6.22%                      12/31/99
                                    -----------
                                    $   131,000
                                    ===========

     Proceeds from the MTNs were used to (i) prepay certain outstanding notes and (ii) paydown existing indebtedness outstanding under the Company's revolving line of credit (the "Revolver").

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


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

4.   EXTRAORDINARY ITEM

     The extraordinary item for the nine months ended September 30, 1997 resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item is net of minority interest of unitholders of $18, calculated on the basis of weighted average units and shares outstanding for the period.

5.   EARNINGS PER SHARE

     Primary earnings per common share for income before extraordinary item, net of preferred dividends, and net income available to common shareholders has been computed by dividing income before extraordinary item, net of preferred dividends, and net income available to common shareholders by the weighted average number of common shares outstanding. This method derives the same per common share information as the "two-class" method prescribed for REITs. The weighted average number of common shares outstanding utilized in the calculations are 22,117,032 and 21,844,053 for the three months ended September 30, 1997 and 1996, respectively and 22,032,237 and 21,748,882 for the nine months ended September 30, 1997 and 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The Company will be required to adopt this pronouncement for interim and fiscal periods ending after December 15, 1997. Management believes the adoption of this pronouncement will not have a material effect on the Company's earnings per share.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities for the three and nine months ended September 30, 1997 and 1996 are as follows:

         (a) During the nine months ended September 30, 1997, holders of 65 Units in Post Apartment Homes, L.P. (the "Operating Partnership") exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. The net effect of these conversions and adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans was a reclassification increasing minority interest and decreasing shareholders' equity in the amount of $651 for the nine months ended September 30, 1997.

         (b) The Operating Partnership committed to distribute $16,270 and $14,550 for the quarters ended September 30, 1997 and 1996, respectively. As a result, the Company declared a dividend of $.595 and $.54 per common share or $13,166 and $11,804 for the quarters ended September 30, 1997 and 1996, respectively. The remaining distributions from the Operating Partnership in the amount of $3,104 and $2,746, respectively, were distributed to minority interest unitholders in the Operating Partnership.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


7.   SUBSEQUENT EVENTS

     On October 24, 1997, Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, was merged into a wholly owned subsidiary of the Company. At the time of merger, Columbus was operating 26 completed communities containing 6,296 apartment units and had an additional 5 communities under development that will contain 1,243 apartment units upon completion located in Dallas and Houston, Texas. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into .615 shares of common stock of the Company, which resulted in the issuance of approximately 8.4 million shares of common stock of the Company. The merger is being accounted for as a purchase.

     On October 28, 1997, the Company sold 2,000,000 shares of 7 5/8% Series B Cumulative Redeemable Perpetual Preferred Stock at a price of $25 per share. Proceeds from this offering were used to repay outstanding indebtedness under the Revolver.

POST PROPERTIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND APARTMENT UNIT DATA)
-------------------------------------------------------------------------------



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc.

As of September 30, 1997, there were 27,344,356 units in the Operating Partnership outstanding, of which 22,127,882, or 80.9%, were owned by the Company and 5,216,474, or 19.1% were owned by other limited partners (including certain officers and directors of the Company). As of September 30, 1997, there were 1,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company recorded net income available to common shareholders of $36,073, for the nine months ended September 30, 1997, an increase of 13.8% over the prior corresponding period primarily as a result of the the gain recognized from the sale of a community, increased rental rates for fully stabilized communities and an increase in apartment units placed in service.

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

As of September 30, 1997, the Company's portfolio of apartment communities consisted of the following: (i) 39 communities which were completed and stabilized for all of the current and prior year, (ii) eight communities which achieved full stabilization during the prior year, (iii) two communities which achieved full stabilization during 1997 and (iv) 11 communities in the development or lease-up stage.

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

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and nine months ended September 30, 1997 and 1996 is summarized as follows:

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                 -----------------------------   ------------------------------
                                                   1997      1996     % CHANGE      1997       1996    % CHANGE
                                                 -------   -------    --------   --------   --------   --------
Rental and other revenue:
  Fully stabilized communities (1) ...........   $32,582   $32,359       0.7%     $ 96,509   $ 95,801       0.7%
  Communities stabilized during 1996 .........     7,873     7,015      12.2%       23,358     15,193      53.7%
  Development and lease-up
    communities (2) ..........................     4,214     1,127        --         8,827      3,141        --
  Sold communities (3) .......................        --     1,037        --         1,482      3,857        --
  Other revenue (4) ..........................       880     1,474     (40.3)%      2,5004      3,351     (25.4)%
                                                 -------   -------                --------   --------
                                                  45,549    43,012       5.9%      132,676    121,343       9.3%
                                                 -------   -------                --------   --------
Property operating and maintenance expense
(exclusive of depreciation and amortization):
  Fully stabilized communities ...............    10,855    10,925      (0.6)%      31,605     31,465       0.4%
  Communities stabilized during 1996 .........     2,346     2,256       4.0%        6,891      5,347      28.9%
  Development and lease-up
    communities ..............................     1,465       530        --         3,592      1,251        --
  Sold communities ...........................        --       439        --          4650      1,527        --
  Other expenses (5) .........................     1,568     1,744     (10.1)%       4,628      3,949      17.2%
                                                 -------   -------                --------   --------
                                                  16,234    15,894       2.1%       47,366     43,539       8.8%
                                                 -------   -------                --------   --------
Revenue in excess of specified
   expense ...................................   $29,315   $27,118       8.1%     $ 85,310   $ 77,804       9.6%
                                                 =======   =======                ========   ========
Recurring capital expenditures: (6)
  Carpet .....................................   $   384   $   332      15.7%     $  1,040   $    743      40.0%
  Other ......................................       644       360      78.9%        1,892      1,341      41.1%
                                                 -------   -------                --------   --------
  Total ......................................   $ 1,028   $   692      48.6%     $  2,932   $  2,084      40.7%
                                                 =======   =======                ========   ========
Average apartment units in service ...........    18,608    17,751       4.8%       18,454     16,965       8.8%
                                                 =======   =======                ========   ========
Recurring capital expenditures per
   apartment unit ............................   $    55   $    39      41.0%     $    159   $    123      29.3%
                                                 =======   =======                ========   ========


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

For the three and nine months ended September 30, 1997, rental and other revenue increased $2,537, or 5.9%, and $11,333, or 9.3%, respectively, compared to the same period in the prior year, primarily as a result of an increase in the average number of apartment units in service and increased rental rates and, for the nine month period, was partially offset by the sale of two communities. For the three and nine months ended September 30, 1997, property operating and maintenance expenses increased $340, or 2.1%, and $3,827, or 8.8%, respectively, compared to the same period in the prior year, due to an increase in the average number of apartment units in service partially offset by the sale of two communities.

For the three and nine months ended September 30, 1997, recurring capital expenditures increased $336, or 48.6%, and $848, or 40.7%, respectively, compared to the same period in the prior year, primarily due to the increase in the average number of apartment units in service and the timing of scheduled capital improvements.

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

The operating performance of the 39 communities containing an aggregate of 14,164 units which were fully stabilized as of January 1, 1996, is summarized as follows:

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                    ----------------------------------     -----------------------------------
                                                     1997          1996       % CHANGE       1997          1996       % CHANGE
                                                    -------     ---------     ---------    --------      --------     --------
Rental and other revenue .........................  $32,582     $  32,359         0.7%     $ 96,509      $  95,801       0.7%
Property operating and maintenance expense
  (exclusiveof depreciation and
  amortization) ..................................   10,855        10,925        (0.6)%      31,605         31,465       0.4%
                                                    -------     ---------                  --------      ---------
Revenue in excess of specified expense ...........  $21,727     $  21,434         1.4%     $ 64,904      $  64,336       0.9%
                                                    =======     =========                  ========      =========

Recurring capital expenditures: (1)
   Carpet ........................................  $   354     $     287        23.3%     $    933      $     660      41.4%
   Other .........................................      740            75       886.7%        1,842            999      84.4%
                                                    -------     ---------                  --------      ---------
     Total .......................................  $ 1,094     $     362       202.2%     $  2,775      $   1,659      67.3%
                                                    =======     =========                  ========      =========
Recurring capital expenditures per
   apartment unit (2) ............................  $    77     $      26       196.2%     $    196      $     117      67.5%
                                                    =======     =========                  ========      =========

Average economic occupancy (3) ...................     95.5%         96.2%                     94.5%          95.8%
                                                    -------     ---------                  --------      ---------
Average monthly rental rate per
  apartment unit (4) .............................  $   779     $     770         1.2%     $    776      $     763       1.7%
                                                    =======     =========                  ========      =========
Apartment units in service .......................   14,164        14,164                    14,164       1  4,164
                                                    =======     =========                  ========      =========

(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(2) In addition to such capitalized expenditures, the Company expensed $200 and $213 per unit on building maintenance (inclusive of direct salaries) and $57 and $56 per unit on landscaping (inclusive of direct salaries) for the three months ended September 30, 1997 and 1996, respectively and $529 and $587 per unit on building maintenance (inclusive of direct salaries) and $176 and $172 per unit on landscaping (inclusive of direct salaries) for the nine months ended September 30, 1997 and 1996, respectively.
(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, including these amounts would have been 94.5% and 95.7% for the three months ended September 30, 1997 and 1996, respectively and 93.7% and 95.3% for the nine months ended September 30, 1997 and 1996, respectively.) For the three months ended September 30, 1997 and 1996, concessions were $244 and $120 and employee discounts were $67 and $61, respectively, and for the nine months ended September 30, 1997 and 1996, concessions were $556 and $260 and employee discounts were $201 and $199, respectively.
(4) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------



For the three and nine months ended September 30, 1997, rental and other revenue increased $223, or 0.7%, and $708, or 0.7%, respectively, compared to the same period in the prior year, due to higher rental rates partially offset by lower occupancy. For the three months ended September 30, 1997, property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $70, or 0.6%, compared to the same period in the prior year, primarily as a result of decreases in property level general and administrative expenses, expensed property improvements and real estate taxes. For the nine months ended September 30, 1997, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $140, or 0.4%, compared to the same period in the prior year, primarily due to increased advertising and promotion efforts and an increase in building repair and maintenance expense partially offset by the decreases in expensed property improvements and real estate taxes.

For the three and nine months ended September 30, 1997, recurring capital expenditures per apartment unit increased $51, or 196.2% and $79, or 67.5% compared to the same periods in the prior year, primarily due to the timing of carpet replacements and other recurring capital expenditures for communities.

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

For the three and nine months ended September 30, 1997 and 1996, respectively, the "lease-up deficit" charged to and included in results of operations is summarized as follows:

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                            ----------------------------    ----------------------------
                                                                1997            1996             1997            1996
                                                            ------------    ------------    ------------    ------------
Rental and other revenue ................................   $        111    $        574    $        111    $        868
Property operating and maintenance expense (exclusive
  of  depreciation and amortization) ....................            119             469             184             689
                                                            ------------    ------------    ------------    ------------
Revenue (expense) in excess of specified
  expense/revenue .......................................             (8)            105             (73)            179
Interest expense ........................................            (80)           (338)           (135)           (587)
                                                            ------------    ------------    ------------    ------------
Lease-up deficit ........................................   $        (88)   $       (233)   $       (208)   $       (408)
                                                            ============    ------------    ============    ============

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

The operating performance of RAM and Post Asset Management for the three and nine months ended September 30, 1997 and 1996 is summarized as follows:

RAM PARTNERS, INC.                                  THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,                              SEPTEMBER 30,
                                        -------------------------------------      -------------------------------------
                                            1997           1996      % CHANGE          1997           1996      % CHANGE
                                        -----------    -----------   --------      ------------   ------------  --------
Property management and other
  revenue..............................   $   625         $   650       (3.9)%     $    1,698       $     1,959    (13.3)%
Property management expense............       316             345       (8.4)%            894               998    (10.4)%
General and administrative expense.....       154             135       14.1 %            353               365     (3.3)%
                                          -------         -------                  ----------       -----------
Revenue in excess of specified
  expense..............................   $   155         $   170       (8.8)%     $      451       $       596    (24.3)%
                                          =======         =======                  ==========       ===========
Average apartment units managed........     8,461           9,523      (11.2)%          8,470             9,614    (11.9)%
                                          =======         =======                  ==========       ===========

The decrease in property management revenues in excess of specified expense for the three and nine months ended September 30, 1997 compared to the same periods in the prior year is primarily attributable to the decrease in the average number of units managed.

POST ASSET MANAGEMENT                            THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                SEPTEMBER 30,
                                        -------------------------------------      -------------------------------------
                                             1997           1996     % CHANGE          1997           1996      % CHANGE
                                        -----------    -----------   --------      ------------   ------------  --------
Property management and other
  revenue..............................   $    25         $    74     (66.2)%      $      73      $   243       (70.0)%
Property management expense............        13              59     (78.0)%             32          201       (84.1)%
General and administrative expense.....         5              19     (73.7)%             23           44       (47.7)%
                                          -------         -------                  ---------      -------
Revenue in excess of specified
   expense.............................   $     7         $    (4)    275.0%       $      18      $    (2)      100.0%
                                          =======         =======                  =========      =======
Average apartment units managed........       260             563     (53.8)%            260          563       (53.8)%
                                          =======         =======                  =========      =======

Property management revenues and the related expenses decreased for the three and nine months ended September 30, 1997, compared to the same periods in 1996, primarily due to the reduction in the average number of apartment units managed. This reduction was primarily due to four management contracts which were terminated; two effective January 1996, one effective July 1996 and one effective September 1996. As of September 30, 1997, Post Asset Management provided management services to one Post(R) community, containing 260 apartment units. On October 31, 1997, the Company terminated the final management contract.

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

The operating performance of Post Landscape Services for the three and nine months ended September 30, 1997 and 1996 is summarized as follows:

                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                        -------------------------------------      -----------------------------------
                                             1997         1996        % CHANGE        1997          1996      % CHANGE
                                        -----------    -----------    --------     ----------    ----------   --------
Landscape services and other
 revenue............................... $     1,347    $     1,199       12.3%     $    3,823    $    3,467      10.3%
Landscape services expense.............         939            900        4.3%          2,687         2,558       5.0%
General and administrative
  expense..............................         148            113       31.0%            430           318      35.2%
                                        -----------    -----------                 ----------    ----------
Revenue in excess of specified
  expense.............................. $       260    $       186       39.8%     $      706    $      591      19.5%
                                        ===========    ===========                 ==========    ==========

The increase in landscape services revenue in excess of specified expense for the three and nine months ended September 30, 1997, compared to the same periods in 1996, is primarily due to increases in landscape contracts.

OTHER REVENUES AND EXPENSES

Depreciation of real estate assets increased $456, or 7.8%, and $2,224, or 13.3%, for the three and nine months ended September 30, 1997, compared to the same periods in the prior year, due to the addition of depreciable real estate assets.

The extraordinary item of $75 for the nine months ended September 30, 1997, net of minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $67,688 for the nine months ended September 30, 1996 to $81,091 for the nine months ended September 30, 1997, principally due to increases in the Company's income before depreciation. Net cash used in investing activities decreased from $133,993 in the nine months ended September 30, 1996 to $109,371 in the nine months ended September 30, 1997, principally due to a reduction in construction spending and an increase in proceeds provided by the sale of assets. The Company's net cash provided by financing activities decreased from $63,274 in the nine months ended September 30, 1996 to $30,666 in the nine months ended September 30, 1997, primarily due to decreased debt proceeds, increased debt payments and dividends paid to preferred shareholders.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


At September 30, 1997, the Company had total indebtedness of $510,637 and cash and cash equivalents of $2,619. The Company's indebtedness includes approximately $14,109 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $154,528, senior unsecured notes of $306,000 and borrowings under unsecured lines of credit of approximately $36,000.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------



Medium Term Notes
On January 29, 1997, the Company established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTNs").

      The following table sets forth MTNs issued and outstanding as of September 30, 1997:

                ISSUE                                             INTEREST                    MATURITY
                DATE                        AMOUNT                  RATE                        DATE
         ------------------           ---------------          ---------------                ----------
         March 3, 1997                  $   30,000             LIBOR plus .25%                03/03/2000
         March 31, 1997                     37,000                  7.02%                     04/02/2001
         March 31, 1997                     13,000                  7.30%                     04/01/2004
         September 22, 1997                 10,000                  6.69%                     09/22/2004
         September 22, 1997                 25,000                  6.78%                     09/22/2005
         September 26, 1997                 16,000                  6.22%                      12/31/99
                                        ----------
                                        $  131,000
                                        ==========

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Fannie Mae ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for nine bond issues, aggregating $141,230, which were reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $94,650 with respect to four other bond issues which mature and may be refunded in 1998. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880 of which $81,352 has been economically defeased, leaving $154,528 of principal amount of tax-exempt bonds outstanding at September 30, 1997 of which $141,230 of the bonds outstanding has been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued during 1998. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial.

The following table shows the amount of bonds (both defeased and outstanding) at September 30, 1997, which the Company may reissue during the years 1998 and 2025:

                            DEFEASED         OUTSTANDING      TOTAL REISSUE
                            PORTION            PORTION           CAPACITY
                          ----------         -----------      --------------
         1998                81,352             13,298             94,650
         2025                    --            141,230            141,230
                          ---------          ---------         ----------
                          $  81,352          $ 154,528         $  235,880
                          =========          =========         ==========

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------



Schedule of Indebtedness

The following table reflects the Company's indebtedness at September 30, 1997:

                                                                                            Maturity           Principal
Description                               Location             Interest Rate                Date(1)             Balance
--------------------------------------   --------------    ----------------------------   ----------------    -----------

TAX EXEMPT FIXED RATE (SECURED)0
Post Court(R).........................     Atlanta, GA        7.5% + .575% (2)(3)           06/01/98 (4)           13,298
                                                                                                              -----------
                                                                                                                   13,298
                                                                                                              -----------
CONVENTIONAL FIXED RATE (SECURED)
Post Summit(R)........................     Atlanta, GA               7.72%                  02/01/98                5,267
Post River(R).........................     Atlanta, GA               7.72%                  03/01/98                5,822
Post Hillsboro Village................    Nashville, TN              9.20%                10/01/2001                3,020
                                                                                                              -----------
                                                                                                                   14,109
                                                                                                              -----------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R)Series 1995............     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025                9,895
Post Valley(R)Series 1995.............     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025               18,600
Post Brook(R)Series 1995..............     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025                4,300
Post Village(R)(Atlanta) Hills
  Series 1995.........................     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025                7,000
Post Mill(R)Series 1995...............     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025               12,880
Post Canyon(R)Series 1996.............     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025               16,845
Post Corners(R)Series 1996............     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025               14,760
Post Bridge(R)........................     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025               12,450
Post Village(R)(Atlanta) Gardens......     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025               14,500
Post Chase(R).........................     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025               15,000
Post Walk(R)..........................     Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)   06/01/2025               15,000
                                                                                                              -----------
                                                                                                                  141,230
                                                                                                              -----------
SENIOR NOTES (UNSECURED)
Medium Term Notes.....................       N/A                   6.22%                    12/31/99               16,000
Medium Term Notes.....................       N/A                LIBOR + .25%              03/03/2000               30,000
Northwestern Mutual Life..............       N/A                   8.21%                  06/07/2000               30,000
Medium Tern Notes.....................       N/A                   7.02%                  04/02/2001               37,000
Northwestern Mutual Life..............       N/A                   8.37%                  06/07/2002               20,000
Senior Notes..........................       N/A                   7.25%                  10/01/2003              100,000
Medium Term Notes.....................       N/A                   7.30%                  04/01/2004               13,000
Medium Term Notes.....................       N/A                   6.69%                  09/22/2004               10,000
Medium Term Notes.....................       N/A                   6.78%                  09/22/2005               25,000
Senior Notes..........................       N/A                   7.50%                  10/01/2006               25,000
                                                                                                              -----------
                                                                                                                  306,000
                                                                                                              -----------

LINES OF CREDIT (UNSECURED)
Revolver .............................       N/A     LIBOR + .675% or prime minus .25%   (05/01/2000               16,000
Cash Management Line..................       N/A     LIBOR + .675% or prime minus .25%      06/26/98               20,000
                                                                                                              -----------
                                                                                                                   36,000
                                                                                                              -----------
TOTAL.................................                                                                        $   510,637
                                                                                                              ===========

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------



(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2)      Bond financed (interest rate on bonds + credit enhancement fees).
(3) These bonds are also secured by Post Fountains at Lee Vista(R), Post Lake(R) (Orlando) and the Fountains and Meadows of Post Village(R) for which the Company has economically defeased their respective bond indebtedness.
(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(5) Represents stated rate. The Company may also make "money market" loans of up to $90,000 at rates below the stated rate.

Sale of Preferred Stock
On October 28, 1997, the Company sold 2,000,000 shares of 7 5/8% Series B Cumulative Redeemable Perpetual Preferred Stock at a price of $25 per share. Proceeds from this offering were used to repay outstanding indebtedness under the Revolver.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------


Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:

                                                               ACTUAL OR        ACTUAL OR          UNITS
                                                               ESTIMATED        ESTIMATED          LEASED
                                               QUARTER OF       QUARTER         QUARTER            AS OF
                                    # OF      CONSTRUCTION    FIRST UNITS    OF STABILIZED      NOVEMBER 10,
METROPOLITAN AREA                   UNITS     COMMENCEMENT    AVAILABLE        OCCUPANCY            1997
-----------------                   -----     ------------    -----------    -------------      ------------
Atlanta, GA
Post Collier Hills(TM)               396         4Q'95          4Q'96             4Q'97            395
Post Glen(R)                         314         1Q'96          1Q'97             1Q'98            296
Post Lindbergh(TM)                   396         3Q'96          3Q'97             1Q'99             45
Post Gardens(R)                      397         3Q'96          4Q'97             1Q'99            n/a
Riverside by Post(TM)- Phase I       205         3Q'96          2Q'98             1Q'00            n/a
Post River(R)- Phase II               88         1Q'97          4Q'97             2Q'98            n/a
Post Ridge(TM)                       232         1Q'97          4Q'97             4Q'98            n/a
Post Briarcliff(TM)- Phase I         388         2Q'97          1Q'98             2Q'99            n/a
                                   -----                                                         -----
                                   2,416                                                           736
                                   -----                                                         -----
Tampa, FL
Post Rocky Point(R)- Phase II        174         4Q'96          2Q'97             4Q'97            133
Post Rocky Point(R)- Phase III       290         2Q'97          1Q'98             1Q'99            n/a
Post Harbour Island(TM)              210         3Q'97          3Q'98             2Q'99            n/a
                                   -----                                                         -----
                                     674                                                           133
                                   -----                                                         -----
Charlotte, NC
Post Park at Phillips Place(TM)      402         4Q'95          4Q'96             1Q'98            365
                                   -----                                                         -----

Nashville, TN
Post Hillsboro Village(TM)           201         1Q'97          3Q'97             2Q'98             90
                                   -----                                                         -----

Dallas, TX (1)
Addison Circle I                     460         1Q'96          3Q'97             4Q'97            363
Cole's Corner                        186         3Q'96          3Q'97             1Q'98            141
Heights of State Thomas              198         4Q'96          4Q'97             2Q'98             23
American Beauty Mill                  82         2Q'97          1Q'98             3Q'98            n/a
                                   -----                                                         -----
                                     926                                                           527
                                   -----                                                         -----
Houston, TX (1)
Rice Hotel                           317         1Q'97          1Q'98             4Q'98             91
                                   -----                                                         -----

                                   4,936                                                         1,942
                                   -----                                                         -----


(1) The communities under development in Dallas and Houston, Texas were acquired through the merger with Columbus Realty Trust. See "-Recent Developments".

The Company has also acquired a parcel of land in Atlanta on which it plans to build a new community. Adjacent to the parcel, the Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county. In addition, the Company holds land for a fourth phase of Rocky Point(R) in Tampa, Florida. In connection with the Riverside development, the Company is also constructing an office building and associated retail space, which it intends to occupy a portion of in the second quarter of 1998. The Company is making improvements to a leased facility for Post Landscape Services. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

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

Acquisition of assets and community improvement expenditures for the nine months ended September 30, 1997 and 1996 are summarized as follows:

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                           -----------------------
                                                                                              1997         1996
                                                                                           ---------    ---------
New community development and acquisition activity .....................................   $ 123,056    $ 142,152
Non-recurring capital expenditures:
      Revenue generating additions and improvements ....................................       4,775          392
      Other community additions and improvements .......................................         534        1,070
Recurring capital expenditures:
      Carpet replacements ..............................................................       1,040          743
      Community additions and improvements .............................................       1,892        1,341
      Corporate additions and improvements .............................................       1,185          491
                                                                                           ---------    ---------
                                                                                           $ 132,482    $ 146,189
                                                                                           ---------    ---------

RECENT DEVELOPMENTS

On October 24, 1997, Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, was merged into a wholly owned subsidiary of the Company. At the time of the merger, Columbus was operating 26 completed communities containing 6,296 apartment units and had an additional 5 communities under development that will contain 1,243 apartment units upon completion located in Dallas and Houston, Texas. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into .615 shares of common stock of the Company, which resulted in the issuance of approximately 8.4 million shares of common stock of the Company. The merger is being accounted for as a purchase.

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

FFO and CAD for the three and nine months ended September 30, 1997 and 1996 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                           -----------------------------    -----------------------------
                                                                1997            1996            1997             1996
                                                            ------------    ------------    ------------    -------------

Net income available to common shareholders .............   $     11,910    $     11,581    $     36,073    $     31,710
   Extraordinary item, net of minority interest .........             --              --              75              --
   Minority interest ....................................          2,811           2,696           8,562           7,442
   Net gain on sale of assets ...........................             --            (854)         (3,512)           (854)
                                                            ------------    ------------    ------------    ------------
     Adjusted net income ................................         14,721          13,423          41,198          38,298
   Depreciation of real estate assets ...................          6,333           5,877          18,897          16,673
                                                            ------------    ------------    ------------    ------------
Funds from Operations (1) ...............................         21,054          19,300          60,095          54,971
   Recurring capital expenditures (2) ...................         (1,028)           (692)         (2,932)         (2,084)
   Non-recurring capital expenditures (3) ...............            (41)           (531)           (534)         (1,070)
   Loan amortization payments ...........................            (47)            (55)           (149)           (160)
                                                            ------------    ------------    ------------    ------------
Cash Available for Distribution .........................   $     19,938    $     18,022    $     56,480    $     51,657
                                                            ============    ============    ============    ============
Revenue generating capital expenditures (4) .............   $      1,279    $        156    $      4,775    $        392
                                                            ============    ============    ============    ============
Cash Flow Provided By (Used In):
Operating activities ....................................   $     27,241    $     24,280    $     81,091    $     67,688
Investing activities ....................................   $    (47,775)   $    (35,823)   $   (109,371)   $   (133,993)
Financing activities ....................................   $     21,382    $     15,896    $     30,666    $     63,274

Weighted average common shares outstanding ..............     22,117,032      21,844,053      22,032,237      21,748,882
                                                            ============    ============    ============    ============
Weighted average common shares and units
outstanding .............................................     27,333,506      26,928,896      27,249,259      26,855,322
                                                            ============    ============    ============    ============

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $384 and $332 of carpet replacement and $644 and $360 of other additions and improvements to existing communities for the three months ended September 30, 1997 and 1996, respectively, and $1,040 and $743 of carpet replacement and $1,892 and $1,341 of other additions and improvements to existing communities for the nine months ended September 30, 1997 and 1996, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $414 and $152 for the three months ended September 30, 1997 and 1996, respectively, and $1,185 and $491 for the nine months ended September 30, 1997 and 1996, respectively, are excluded from the calculation of CAD.
(3) Non-recurring capital expenditures consisted of community additions and improvements of $41 and $531 for the three months ended September 30, 1997 and 1996, respectively, and $534 and $1,070 for the nine months ended September 30, 1997 and 1996, respectively.
(4) Revenue generating capital expenditures included a major renovation of communities in the amount of $556 and $156, for the three months ended September 30, 1997 and 1996, respectively, and $3,137 and $392 for the nine months ended September 30, 1997 and 1996, respectively, and submetering of water service to communities in the amount of $723 and $1,638 for the three and nine months ended September 30, 1997, respectively.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.  Financial Data Schedule (for SEC filing purposes only).

         The registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

     (b) Reports on Form 8-K

         Reports on Form 8-K filed on August 6, 1997 and September 17, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             POST PROPERTIES, INC.




                                             /s/ John T. Glover
November 13,1997                             -----------------------------
-------------------                          John T. Glover, President
      (Date)                                 (Principal Financial Officer)





                                             /s/ R. Gregory Fox
November 13, 1997                            -----------------------------
-------------------                          R. Gregory Fox
      (Date)                                 Senior Vice President, Chief
                                             Accounting Officer