Form 10-K
period 1997-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 1998-03-31
CIK 903127, 1012271

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    ----------

                         COMMISSION FILE NUMBER 1-12080
                       ----------------------------------
                             POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.
           (Exact name of registrants as specified in their charters)

              Georgia                                     58-1550675
              -------                                     ----------
              Georgia                                     58-2053632
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

           3350 CUMBERLAND CIRCLE, SUITE 2200, ATLANTA, GEORGIA 30339
              (Address of principal executive offices -- zip code)
                                 (770) 850-4400
              (Registrant's telephone number, including area code)

                       ----------------------------------

          Securities registered pursuant to section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS             WHICH REGISTERED
                  -------------------             ----------------
             Common Stock, $.01 par value     New York Stock Exchange
              8 1/2% Series A Cumulative      New York Stock Exchange
             Redeemable Preferred Shares,
                    $.01 par value
              7 5/8% Series B Cumulative      New York Stock Exchange
             Redeemable Preferred Shares,
                    $.01 par value
              7 5/8% Series C Cumulative      New York Stock Exchange
             Redeemable Preferred Shares,
                    $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------              -----------------------------------------
Units of Limited Partnership                            None

                       ----------------------------------

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.


 Post Properties, Inc.:            YES [x]     NO [ ]
 Post Apartment Homes, L.P.:       YES [x]     NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 17, 1998 was approximately $1,352,048,423. As of March 17, 1998, there were 34,229,074 shares of common stock, $.01 par value, outstanding.
                       __________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 8, 1998 are incorporated by reference in Part III.

                             POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                               TABLE OF CONTENTS


  Item                                       FINANCIAL INFORMATION                                      Page
   No.                                                                                                   No.
   ---                                                                                                   ---
          PART I

   1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

   2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7

   3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

   4.       Submission of Matters to a Vote of Securityholders  . . . . . . . . . . . . . . . . . .        10

   X.       Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . .        10


          PART II

   5.       Market Price of the Registrant's Common Stock and Related Stockholder Matters . . . . .        13

   6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

   7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

   8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .        29

   9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29


          PART III

   10.      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . .        30

   11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30

   12.      Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . .        30

   13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . .        30



          PART IV
   14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K . . . . . . . . . . .        31


                                     PART I

ITEM 1.    BUSINESS
                                  THE COMPANY

Post Properties, Inc. (the "Company") is one of the largest developers and operators of upscale multifamily apartment communities in the Southeastern and Southwestern United States. The Company currently owns 78 stabilized communities (the "Communities") containing 25,938 apartment units located primarily in metropolitan Atlanta, Georgia, Dallas, Texas and Tampa, Florida. In addition, the Company currently has under construction or in initial lease-up 13 new communities and additions to three existing communities in the Atlanta, Georgia, Dallas and Houston, Texas, Tampa, Florida, Denver, Colorado, and Nashville, Tennessee metropolitan areas that will contain an aggregate of 4,945 apartment units upon completion. For the year ended December 31, 1997, the average economic occupancy rate (defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent) of the 45 Communities stabilized for the entire year was 94.9%. The average monthly rental rate per apartment unit at these Communities for December 1997 was $811. The Company also manages through affiliates approximately 10,700 additional apartment units owned by third parties. The Company is a fully-integrated organization with multifamily development, acquisition, operation and asset management expertise and has approximately 1,600 employees, none of whom is a party to a collective bargaining agreement.

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

On October 1, 1996, the Company sold one million non-convertible 8 1/2% Series A Cumulative Redeemable Preferred Shares (the "Series A Perpetual Preferred Shares") with a liquidation preference equivalent to $50 per share. On October 28, 1997, the Company sold two million non-convertible 7 5/8% Series B Cumulative Redeemable Preferred Shares (the "Series B Perpetual Preferred Shares" together with the Series A Perpetual Preferred Shares, the "Perpetual Preferred Shares") with a liquidation preference equivalent to $25 per share. Proceeds from the sale of the Perpetual Preferred Shares were contributed to the Operating Partnership in exchange for one million Series A Preferred Units and two million Series B Preferred Units, respectively, and used by the Operating Partnership to repay outstanding indebtedness.

On October 24, 1997, Columbus Realty Trust ("Columbus") a Texas real estate investment trust, was merged into a wholly owned subsidiary of the Company (the "Merger"). At the time of the Merger, Columbus operated 26 completed communities containing 6,296 apartment units and had an additional five communities under development that will contain 1,243 apartment units upon completion located primarily in Dallas, Texas. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into
 .615 shares of common stock of the Company, which resulted in the issuance of approximately 8.4 million shares of common stock of the Company.

The Company, through wholly owned subsidiaries, is the sole general partner of, and controls a majority of the limited partnership interests in, the Operating Partnership. The Company conducts all of its business through the Operating Partnership and its subsidiaries.

The Company's and the Partnership's executive offices are located at 3350 Cumberland Circle, Atlanta, Georgia 30339 and their telephone number is (770) 850-4400. Post Properties, Inc., a Georgia corporation, was incorporated on January 25, 1984, and is the successor by merger to the original Post Properties, Inc., a Georgia corporation, which was formed in 1971. The Operating Partnership is a Georgia limited partnership that was formed in July 1993 for the purpose of consolidating the operating and development businesses of the Company and the Post(R) apartment portfolio described herein.

THE OPERATING PARTNERSHIP

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company's operations are conducted. At December 31, 1997, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 85.5% of the common units in the Operating Partnership ("Units") and 100% of the Perpetual Preferred Units. The other limited partners of the Operating Partnership are those persons (including certain officers and directors of the Company) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in the Company in the form of Units rather than receiving shares of Common Stock. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Company. The Company presently anticipates that it will elect to issue shares of Common Stock in connection with each such redemption rather than paying cash (and has done so in all redemptions to date). With each redemption of outstanding Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of Common Stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to the Company.

As the sole shareholder of the Operating Partnership's sole general partner, the Company has the exclusive power under the agreement of limited partnership of the Operating Partnership to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of the Units in connection with the sale of all or substantially all of the assets of the Operating Partnership or in connection with a dissolution of the Operating Partnership. The board of directors of the Company manages the affairs of the Company by directing the affairs of the Operating Partnership. The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, for a period of 50 years without a vote of limited partners of the Operating Partnership. The Company's indirect limited and general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's percentage interest therein and indirectly entitle the Company to vote on all matters requiring a vote of the limited partners.

As part of the formation of the Operating Partnership, a new holding company, Post Services, Inc. ("Post Services") was organized as a separate corporate subsidiary of the Operating Partnership. Post Services, in turn, owns all the outstanding stock of two operating subsidiaries, RAM Partners, Inc. ("RAM") and Post Landscape Services, Inc. ("Post Landscape"). Certain officers and directors of the Company received 99%, collectively, of the voting common stock of Post Services, and the Operating Partnership received 1% of the voting common stock and 100% of the nonvoting common stock of Post Services. The voting and nonvoting common stock of Post Services held by the Operating Partnership represents 99% of the equity interests therein. The voting common stock held by officers and directors in Post Services is subject to an agreement that is designed to ensure that the stock will be held by one or more officers of Post Services. The by-laws of Post Services provide that a majority of the board of directors of Post Services must be persons who are not employees, members of management or affiliates of the Company or its subsidiaries. This by-law provision cannot be amended without the vote of 100% of the outstanding voting common stock of Post Services. Post Services currently has the same board of directors as the Company.

OPERATING DIVISIONS

The major operating divisions of the Operating Partnership include:

Post Management Services
Post Management Services is responsible for the day-to-day operations of all the Post(R) communities located in the eastern United States and is itself comprised of two divisions: one responsible for community leasing, property management and personnel recruiting, training and development, and the other for maintenance and security. Post Management Services also conducts short-term leasing activities and is the largest division in the Company.

Post Apartment Development
Post Apartment Development conducts the development and construction activities of the Company in metropolitan Atlanta. Development activities include site selection, zoning and regulatory approvals, project design, and the full range of construction management services.

Post East Development
Post East Development conducts the development and construction activities of the Company in metropolitan Tampa, Charlotte and Nashville. In addition, it studies other markets in the Eastern United States for development and acquisition opportunities.

Post West
Post West conducts the development and construction activities and day to day operations of the Company in metropolitan Dallas, Denver and Houston. In addition, it studies other markets in the Western United States for development and acquisition opportunities.

Post Landscape Operations
This division works closely with Post Apartment Development and Post East Development in the initial design of each Post(R) community and then has primary responsibility for maintaining each community's landscape. The division maintains each community's grounds on a cost effective basis for seasonal impact and has earned national recognition for the Company. Post Landscape Operations employs professionals specializing in landscape architecture, horticulture, floriculture, and general landscape maintenance.

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

OPERATING SUBSIDIARIES

The operating subsidiaries of the Operating Partnership, each of which is wholly owned by Post Services, include:

RAM
RAM provides third party asset management and leasing services for multifamily properties that do not operate under the Post(R) name. RAM's clients include pension funds, independent private investors, financial institutions and insurance companies. RAM's asset management contracts generally are subject to annual renewal or are terminable upon specified notice. As of December 31, 1997, RAM managed 57 properties (located in Georgia, Florida, Kansas, Missouri, North Carolina, Texas and Virginia) with approximately 10,700 units under management.

Post Landscape Services
As a result of the reputation the Company developed in connection with the landscaping of Post(R) communities, in 1990 the Company began providing third party landscape services for clients other than Post(R) communities. Projects with third parties include the maintenance and design of the landscape for office parks, commercial buildings and other commercial enterprises, and private residences. Post Landscape Services provides such third party landscape services.

HISTORY OF POST PROPERTIES, INC.

During the five-year period from January 1, 1993 through December 31, 1997, the Company and its predecessors and affiliates have developed and completed 5,828 apartment units in 14 apartment communities, acquired 7,186 units in 28 apartment communities (26 were as a result of the Merger) and sold five apartment communities containing an aggregate of 1,164 apartment units. Historically, the Company has primarily developed its apartment communities to the Company's specifications as opposed to buying or refurbishing existing properties built by others. During 1997, the Company acquired 26 communities containing 6,296 apartment units in conjunction with the Columbus merger. The Company and its affiliates have sold apartment communities after holding them for investment periods that typically have been seven to twelve years after development. The following table shows the results of the Company's developments during this period:

                                                             1997            1996          1995        1994         1993
                                                             ----            ----          ----        ----         ----
 Units completed . . . . . . . . . . . . . . . .              2,128          2,258            685         575          182
 Units acquired(1) . . . . . . . . . . . . . . .              6,296            890             --          --           --
 Units sold  . . . . . . . . . . . . . . . . . .               (416)          (180)          (568)         --           --

 Total units owned by Company affiliates
  at end of year   . . . . . . . . . . . . . . .             25,938         17,930         14,962      14,845       14,270
 Total apartment rental income (in
  thousands)   . . . . . . . . . . . . . . . . .           $186,126        158,618       $133,817    $115,309     $104,482

(1) As part of the Merger, the Company acquired 26 communities containing 6,296 units. Of the communities acquired in the Merger, 14 communities containing 3,916 units were built by Columbus and 12 communities containing 2,380 units were acquired by Columbus.

CURRENT DEVELOPMENT ACTIVITY

The Company currently has under construction or in initial lease-up 13 new communities and additions to three existing communities that will contain an aggregate of 4,945 units upon completion. The Company's communities under development or in initial lease-up are summarized in the following table:

                                                                      ACTUAL OR            ACTUAL OR
                                                                      ESTIMATED            ESTIMATED       UNITS LEASED
                                                     QUARTER OF        QUARTER            QUARTER OF      AS OF FEBRUARY
                                         # OF       CONSTRUCTION     FIRST UNITS          STABILIZED           28,
 METROPOLITAN AREA                       UNITS      COMMENCEMENT      AVAILABLE            OCCUPANCY           1998
 -----------------                       -----      ------------      ---------            ---------       -----------
 ATLANTA, GA
 Post Lindbergh(TM)  . . . . . . . .       395          3Q'96             4Q'97              1Q'99               131
 Post Gardens(R) . . . . . . . . . .       397          3Q'96             4Q'97              1Q'99               128
 Riverside by Post(TM) . . . . . . .       537          3Q'96             2Q'98              1Q'00               N/A
 Post Ridge(TM)  . . . . . . . . . .       232          1Q'97             4Q'97              4Q'98                55
 Post River(R) - Phase II  . . . . .        88          1Q'97             1Q'98              2Q'98                18
 Post Briarcliff(TM) - Phase I . . .       388          2Q'97             2Q'98              3Q'99               N/A
                                      --------                                                              --------
                                         2,037                                                                   332
                                      --------                                                              --------

 DALLAS, TX
 Heights of State-Thomas . . . . . .       198          4Q'96             4Q'97              2Q'98               141
 American Beauty Mill  . . . . . . .        81          2Q'97             2Q'98              3Q'98                30
 Addison Circle by Post(TM)
  - Phase II   . . . . . . . . . . .       471          4Q'97             4Q'98              1Q'00               N/A
 Block 580 . . . . . . . . . . . . .       203          4Q'97             4Q'98              2Q'99               N/A
                                      --------                                                              --------
                                           953                                                                   171
                                      --------                                                              --------
 HOUSTON, TX
 The Rice  . . . . . . . . . . . . .       312          1Q'97             2Q'98              4Q'98               178
 Midtown - Phase I . . . . . . . . .       479          4Q'97             1Q'99              3Q'99               N/A
                                      --------                                                              --------
                                           791                                                                   178
                                      --------                                                              --------

 TAMPA, FL
 Post Rocky Point(R) - Phase III . .       290          2Q'97             2Q'98              1Q'99                 9
 Post Harbour Island(TM) . . . . . .       206          3Q'97             3Q'98              2Q'99               N/A
                                      --------                                                              --------
                                           496                                                                     9
                                      --------                                                              --------
 DENVER, CO
 Post Apartment Homes
  of Uptown  . . . . . . . . . . . .       467          4Q'97             1Q'99              1Q'00               N/A
                                      --------                                                              --------

 NASHVILLE, TN
 Post Hillsboro Village(TM)  . . . .       201          1Q'97             3Q'97              2Q'98               161
                                      --------                                                              --------
                                         4,945                                                                   851
                                      ========                                                              ========



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

YEAR 2000 ISSUE

In 1997, the Company implemented an integrated accounting software package that is Year 2000 compatible. The Company intends to upgrade its property management software to a Year 2000 compliant version of its existing software in 1998.
The Company has not yet determined whether other Year 2000 issues will affect its operations. However, management does not believe the cost related to undetermined issues will have a material effect on its financial results.

ITEM 2.    PROPERTIES

The Communities consist of 78 stabilized Post(R) multifamily apartment communities located in the following metropolitan areas:

              METROPOLITAN AREA                                     COMMUNITIES  # OF UNITS    % OF TOTAL
              -----------------                                     -----------  ----------    ----------
              Atlanta, GA . . . . . . . . . . . . . . . . . . .            36       13,768        53.1%
              Dallas, TX  . . . . . . . . . . . . . . . . . . .            24        6,021        23.2%
              Tampa, FL . . . . . . . . . . . . . . . . . . . .             8        2,570         9.9%
              Jackson, MS . . . . . . . . . . . . . . . . . . .             3          983         3.8%
              Orlando, FL . . . . . . . . . . . . . . . . . . .             2        1,248         4.8%
              Fairfax, VA . . . . . . . . . . . . . . . . . . .             2          700         2.7%
              Nashville, TN . . . . . . . . . . . . . . . . . .             2          246         1.0%
              Charlotte, NC . . . . . . . . . . . . . . . . . .             1          402         1.5%
                                                                     --------    ---------      ------
                                                                           78       25,938       100.0%
                                                                     ========    =========      ======

The Company or its predecessors developed all but 14 of the Post(R) Communities and currently manages all of the Communities. Forty-four of the Communities have in excess of 300 apartment units, with the largest Community having a total of 907 apartment units. The oldest of the Communities was first occupied in 1977 and 69 of the 78 Communities, comprising approximately 92% of such Communities' apartment units, were completed after January 1, 1986. The average age of the Company's Communities is approximately seven years. The average economic occupancy rate was 94.8% and 95.4%, respectively, and the average monthly rental rate per apartment unit was 733 and 72%, respectively, for communities stabilized for each of the entire years ended December 31, 1997 and 1996 (does not include 11,066 units stabilized after January 1, 1996 or acquired in the Merger). See "Selected Financial Information".

                             COMMUNITY INFORMATION

                                                                                        DECEMBER 1997       1997
                                                                     AVERAGE     NUMBER    AVERAGE         AVERAGE
                                                    YEAR            UNIT SIZE      OF    RENTAL RATES      ECONOMIC
COMMUNITIES                     LOCATION(1)      COMPLETED        (SQUARE FEET)  UNITS    PER UNIT       OCCUPANCY(2)
-----------                     -----------  -------------------  ------------- -------- ------------    ------------
GEORGIA
Post Ashford(R) . . . . . . . . Atlanta             1987                872          222      $760            96.0%
Post Bridge(R)  . . . . . . . . Atlanta             1986                847          354       655            94.5%
Post Brookhaven(R)  . . . . . . Atlanta          1990-92 (3)            991          735       929            92.0%
Post Canyon(R)  . . . . . . . . Atlanta             1986                899          494       684            96.9%
Post Chase(R) . . . . . . . . . Atlanta             1987                938          410       684            94.7%
Post Chastain(R)  . . . . . . . Atlanta             1990                965          558       980            94.5%
Post Collier Hills(R) . . . . . Atlanta             1997                967          396       987             N/A (4)
Post Corners(R) . . . . . . . . Atlanta             1986                860          460       691            95.4%
Post Court(R) . . . . . . . . . Atlanta             1988                838          446       676            95.0%
Post Creek(TM)  . . . . . . . . Atlanta             1983 (5)          1,180          810       884            94.3%
Post Crest(R) . . . . . . . . . Atlanta             1996              1,073          410       950            96.8%
Post Crossing(R)  . . . . . . . Atlanta             1995              1,067          354     1,054            95.9%
Post Dunwoody(R)  . . . . . . . Atlanta          1989-96 (3)            941          530       927            93.4%
Post Glen(R)  . . . . . . . . . Atlanta             1997              1,113          314     1,137             N/A (4)
Post Lane(R)  . . . . . . . . . Atlanta             1988                840          166       721            97.2%
Post Lenox Park(TM) . . . . . . Atlanta             1995              1,030          206     1,075            97.4%
Post Mill(R)  . . . . . . . . . Atlanta             1985                952          398       713            93.2%
Post Oak(TM)  . . . . . . . . . Atlanta             1993              1,003          182       995            97.4%
Post Oglethorpe(R)  . . . . . . Atlanta             1994              1,205          250     1,210            93.2%
Post Park(R)  . . . . . . . . . Atlanta          1988-90 (3)            904          770       780            95.0%
Post Parkwood(R)  . . . . . . . Atlanta             1995              1,071          125       931            95.4%
Post Peachtree Hills(R) . . . . Atlanta          1992-94 (3)            982          300     1,007            96.3%
Post Pointe(R)  . . . . . . . . Atlanta             1988                835          360       671            95.4%
Post Renaissance(R) (6) . . . . Atlanta          1992-94 (3)            890          342       926            94.5%
Post River(R) . . . . . . . . . Atlanta             1991                983          125     1,118            93.1%
Post Summit(R)  . . . . . . . . Atlanta             1990                957          148       859            96.6%
Post Terrace(R) . . . . . . . . Atlanta             1996              1,144          296     1,066            94.1%
Post Valley(R)  . . . . . . . . Atlanta             1988                854          496       659            93.6%
Post Village(R) . . . . . . . . Atlanta                                 915                    724            92.7%
 The Arbors   . . . . . . . . .                     1983              1,063          301
 The Fountains  . . . . . . . .                     1987                850          352
 The Gardens  . . . . . . . . .                     1986                891          494
 The Hills  . . . . . . . . . .                     1984                953          241
 The Meadows  . . . . . . . . .                     1988                817          350
Post Vinings(R) . . . . . . . . Atlanta          1989-91 (3)            964          403       780            95.0%
Post Walk(R)  . . . . . . . . . Atlanta          1984-87 (3)(7)         932          476       814            95.2%
Post Woods(R) . . . . . . . . . Atlanta          1977-83 (3)          1,057          494       857            93.9%
                                                                    -------       ------  --------         -------
 Subtotal/Average -- Atlanta  .                                         965       13,768       872            95.0%
                                                                    -------       ------  --------         -------
TEXAS
Addison Circle Apartment Homes
    by Post(TM) - Phase I . . . Dallas              1997                896          460       866             N/A (4)
Cole's Corner . . . . . . . . . Dallas              1997                796          186       943             N/A (4)
Columbus Square by Post(TM) . . Dallas              1996                861          218     1,066            98.3%
Parkway Village . . . . . . . . Dallas              1986              1,308          136     1,108            88.2%
Post Parkwood(R) (8)  . . . . . Dallas           1962-70 (3)          1,042           96     1,048            98.5%
Post Ascension(TM)  . . . . . . Dallas           1985-95 (3)            929          165       787            93.0%
Post Hackberry Creek(TM)  . . . Dallas           1988-96 (3)            865          432       763            96.6%
Post Lakeside(TM) . . . . . . . Dallas              1986                791          327       781            98.4%
Post Reflections(TM)  . . . . . Dallas              1986                797          198       642            99.0%
Post Town Lake(TM)/Parks  . . . Dallas           1986-87 (3)            869          398       698            98.5%
Post White Rock(TM) . . . . . . Dallas              1988                659          207       676            93.5%
Post Winsted(TM)  . . . . . . . Dallas              1996                728          314       690            98.5%
The Shores by Post(TM)  . . . . Dallas           1988-97 (3)            874          907       868            97.0%
Springstead Condos (9)  . . . . Dallas              1983              1,157           38     1,207            94.4%
The Abbey of State-Thomas . . . Dallas              1996              1,276           34     1,800            97.0%
The Commons at Turtle Creek (10)Dallas              1985                645          158       703            98.0%
The Meridian at State-Thomas  . Dallas              1991                798          132     1,007            97.0%
The Residences on McKinney  . . Dallas              1986                749          196       987            95.7%
The Vineyard of Uptown  . . . . Dallas              1996                728          116       845            97.3%
The Vintage of Uptown . . . . . Dallas              1993                781          161       850            96.6%
The Worthington of State-Thomas Dallas              1993                818          332     1,082            95.6%
Uptown Village  . . . . . . . . Dallas              1995                767          300       821            98.1%
Villas at Valley Ranch (9)  . . Dallas              1985              1,300           36     1,335            93.6%
Post Windhaven(TM) (11) . . . . Dallas              1991                825          474       528           100.0%
                                                                    -------       ------  --------         -------
 Subtotal/Average -- Texas  . .                                         886        6,021       921            96.6%
                                                                    -------       ------  --------         -------

FLORIDA
Post Bay(R) . . . . . . . . . .   Tampa             1988                782          312       674          98.2%
Post Court(R) . . . . . . . . .   Tampa             1991              1,018          228       788          95.1%
Post Fountains at Lee Vista(R)    Orlando           1988                835          508       617          96.0%
Post Hyde Park(R) . . . . . . .   Tampa             1996              1,009          270       957          99.6%
Post Lake(R)  . . . . . . . . .   Orlando           1988                850          740       633          95.7%
Post Rocky Point(R) . . . . . .   Tampa          1996-97 (3)          1,018          626       946            N/A (4)
Post Village(R) . . . . . . . .   Tampa                                 941                    742          94.8%
 The Arbors   . . . . . . . . .                     1991                967          304
 The Lakes  . . . . . . . . . .                     1989                895          360
 The Oaks   . . . . . . . . . .                     1991                968          336
Post Walk(R) at
 Old Hyde Park Village  . . . .   Tampa             1997                984          134     1,165            N/A (4)
                                                                    -------      -------  --------        ------
 Subtotal/Average -- Florida  .                                         933        3,818       815          96.6%
                                                                    -------        -----  --------        ------
MISSISSIPPI
Post Mark . . . . . . . . . . .   Jackson           1984                988          256       596          97.9%
Post Pointe(R)  . . . . . . . .   Jackson           1997                812          241       597           N/A  (4)
Post Trace(R) (8) . . . . . . .   Jackson        1989-95 (3)            734          486       566          94.7%
                                                                    -------        -----  --------        ------
 Subtotal/Average -- Mississippi                                        845          983       586          96.3%
                                                                    -------        -----  --------        ------
VIRGINIA
Post Corners(R) at Trinity
 Centre Fairfax . . . . . . . .                     1996              1,030          336       963          98.2%
Post Forest(R)  . . . . . . . . Fairfax             1990                889          364       908          96.8%
                                                                    -------        -----  --------        ------
 Subtotal/Average -- Virginia                                           960          700       936          97.5%
                                                                    -------        -----  --------        ------
NORTH CAROLINA
Post Park at Phillips Place(R)  Charlotte           1997                912          402     1,056            N/A (4)
                                                                    -------        -----  --------        -------
TENNESSEE
Post Green Hills(R) . . . . . . Nashville           1996              1,056          166     1,099          95.6%
The Lee Apartments  . . . . . . Nashville           1924                808           80       628          98.8%
                                                                    -------        -----  --------        ------
 Subtotal/Average -- Tennessee                                          932          246       864          97.2%
                                                                    -------        -----  --------        ------
   TOTAL  . . . . . . . . . . .                                         930       25,938  $    874          95.4% (12)
                                                                    =======       ======  ========        ======

--------------
(1)  Refers to greater metropolitan areas of cities indicated.
(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. For the Texas and Mississippi communities which were acquired in connection with the Merger in October, 1997, average economic occupancy is for the period from October 24, 1997 through December 31, 1997.
(3) These dates represent the respective completion dates for multiple phases of a Community.
(4) During 1997, this community or a phase in this community was in lease-up and, therefore, is not included.
(5) This community was completed by the Company in 1983, sold during 1986, managed by the Company through 1993 and reacquired by the Company in 1996.
(6) The Company has a leasehold interest in the land underlying Post Renaissance pursuant to a ground lease that expires on January 1, 2040.
(7) Post Brook(R) and Post Walk(R) were combined as one property effective January 1, 1997.
(8) Existing property acquired in August 1997. Occupancy reflected is partial year from acquisition through December 31, 1997.
(9) The Company does not own all of the units in these properties. Information is provided only with respect to the units owned by the Company as of December 31, 1997.
(10) Existing property acquired in February 1997.
(11) Post Windhaven(TM) Village is subject to a master lease with Electonic Data Systems.
(12) The overall 1997 Average Economic Occupancy excludes the Texas and Mississippi communities.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on October 24, 1997. The matters voted upon and the results of voting were as follows:

     (i) To consider and vote upon a proposal to (a) approve and adopt the Agreement and Plan of Merger dated as of August 1, 1997 among the Company, Columbus Realty Trust ("Columbus") and Post LP Holdings, Inc. (subsequently renamed Post Interim Holdings, Inc.), a wholly owned subsidiary of the Company, and (b) approve the issuance of shares of Common Stock of the Company pursuant to the merger of Columbus with and into the Company. There were 15,542,329 votes for, 32,978 votes against and 46,207 votes abstained from this proposal.

     (ii) To consider and vote upon a proposal to amend the Company's Employee Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,200,000 to 3,500,000 shares. There were 12,889,067 votes for, 2,650,216 votes against and 82,231 votes abstained from this proposal.

ITEM X.   EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions are as follows:

NAME                                       POSITIONS AND OFFICES HELD
----------------------------------------------------------------------------------------------------------
John A. Williams  . . . . . . . . . . . Chairman of the Board, Chief Executive Officer and Director
John T. Glover  . . . . . . . . . . . . President, Chief Operating Officer, Treasurer and Director
Robert L. Shaw  . . . . . . . . . . . . President -- Post West
W. Daniel Faulk, Jr . . . . . . . . . . President -- Post Apartment Development
Jeffrey A. Harris . . . . . . . . . . . President -- Post Management Services
Sherry W. Cohen . . . . . . . . . . . . Executive Vice President -- Post Corporate Services and Secretary
James F. Duffy  . . . . . . . . . . . . Executive Vice President -- Post West
Martha J. Logan . . . . . . . . . . . . Executive Vice President -- Post Management Services
Arthur E. Lomenick  . . . . . . . . . . Executive Vice President -- Post West
John B. Mears . . . . . . . . . . . . . Executive Vice President -- Post East Development
Timothy A. Peterson . . . . . . . . . . Executive Vice President -- Post Corporate Services
Thomas L. Wilkes  . . . . . . . . . . . Executive Vice President -- Post West
Terry L. Chapman  . . . . . . . . . . . Senior Vice President -- Post Management Services
Judy M. Denman  . . . . . . . . . . . . Senior Vice President -- Post Corporate Services
R. Gregory Fox  . . . . . . . . . . . . Senior Vice President -- Post Corporate Services
John D. Hooks . . . . . . . . . . . . . Senior Vice President -- Post Management Services
Katharine W. Kelley . . . . . . . . . . Senior Vice President -- Post Apartment Development
William F. Leseman  . . . . . . . . . . Senior Vice President -- RAM Partners, Inc.
William C. Lincicome  . . . . . . . . . Senior Vice President -- Post Landscape Services
Janie S. Maddox . . . . . . . . . . . . Vice President -- Post Corporate Services

The following is a biographical summary of the experience of the executive officers of the Company:

John A. Williams. Mr. Williams is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Williams founded the business of the Company in 1971 and since that time has acted as Chairman and Chief Executive Officer. Mr. Williams is currently serving on the board of directors of NationsBank Corp., Crawford & Co. and the Atlanta Regional Commission. Mr. Williams is 55 years old.

John T. Glover. Mr. Glover is the President, Chief Operating Officer and Treasurer of the Company and a director. Mr. Glover joined the Company in 1984 and since that time has acted as its President. Mr. Glover is a Director of SunTrust Banks of Georgia Inc., SunTrust Bank, Atlanta, N.A. and Haverty's Furniture Companies, Inc. In addition, he is a member of the board of directors of the National Realty Committee and the National Multi-Housing Council. Mr. Glover is 51 years old.

Robert L. Shaw. Mr. Shaw joined the Company in October 1997 and currently serves as President of Post West. Mr. Shaw was Chief Executive Officer of Columbus from January 1994 through October 1997. Mr. Shaw was a co-founder of Columbus Realty Holdings, Inc. ("CRH"), a predecessor of Columbus, and of its affiliate, Memphis Real Estate, Inc. ("Memphis Real Estate"), and served as President of CRH and Memphis Real Estate from August 1989 to December 1993. He serves on the Board of Directors of the Greater Dallas Chamber of Commerce and the Board of Governors of the National Association of Real Estate Investments Trusts. He is also a member of the Young Presidents Organization ("YPO"), the Urban Land Institute, and the Board of Governors of the National Multifamily Housing Counsel. In addition, he serves on the University of Texas at Dallas Advisory Board. Mr. Shaw is 41 years old.

W. Daniel Faulk, Jr. Mr. Faulk has been with the Company for ten years. Since October 1997, he has been President of Post Apartment Development, which is responsible for the development and construction of all Post apartment communities located in Atlanta. Mr. Faulk was the President of Post Apartment Development from April 1993 to October 1997. Prior thereto, Mr. Faulk was President of Post Atlanta since February 1987. Mr. Faulk is currently on the board of directors of Mountain National Bank. Mr. Faulk is 55 years old.

Jeffrey A. Harris. Mr. Harris has been with the Company for thirteen years. Since October 1995, he has been President of Post Management Services and President of Post Landscape. Prior thereto, Mr. Harris was President of Post Management Division from March 1995, Executive Vice President of Post Management Division from April 1993 and Senior Vice President from 1989. Mr. Harris is on the Board of Directors and was President of the Atlanta Apartment Association. Mr. Harris is 40 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for thirteen years. Since October 1997, she has been an Executive Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990, as well as Corporate Secretary. Ms. Cohen is 43 years old.

James F. Duffy. Mr. Duffy joined the Company in October 1997 as an Executive Vice President of Post West and is responsible for the construction of all Post apartment communities located in the Western United States. He was a Senior Vice President of Columbus from May 1996 through October 1997. Prior to his affiliation with Columbus, Mr. Duffy was President of the JFD Group, a business consulting firm specializing in the commercial construction industry from 1993 to 1996. Prior thereto, he was President of the W. B. Moore Company from 1991 to 1993. Mr. Duffy is 54 years old. Martha J. Logan. Ms. Logan has been with the Company for six years. Since October 1995, she has been President of Post Management Services. Prior thereto, Ms. Logan was President of RAM since July 1994, Executive Vice President of RAM from January 1994 and Vice President of RAM since 1991. Ms. Logan is 43 years old.

Arthur E. Lomenick. Mr. Lomenick joined the Company in October 1997 as an Executive Vice President of Post West and is responsible for acquiring new development sites in the Company's primary markets in the Western United States. Mr. Lomenick was a Senior Vice President of Columbus from October 1994 through October 1997 and was Vice President from October 1993 to October 1994. Previously, Mr. Lomenick served as Vice President, Investments, for Memphis Real Estate since January 1993. Mr. Lomenick is 42 years old.

John B. Mears. Mr. Mears has been with the Company since November 1993. Since October, 1997, he has been an Executive Vice President of Post East Development responsible for acquiring new development sites in the Company's primary markets outside of Atlanta, Georgia in the Eastern United States. Prior thereto, he was a Senior Vice President of Post Apartment Development since July 1994. Prior to joining the Company, Mr. Mears was an associate in the Real Estate Investment Banking Group at Merrill Lynch and Company since July 1992. Mr. Mears is 34 years old.

Timothy A. Peterson. Mr. Peterson has been with the Company for eight years and currently serves as Executive Vice President of Post Corporate Services responsible for capital markets. Prior thereto, he was Senior Vice President of Post Corporate Services since April 1993 and responsible for capital markets since November 1995. Mr. Peterson was Vice President of Post Corporate Services since January 1993, and he was responsible for planning and reporting services since 1989. Mr. Peterson is Co-Chairman of the Accounting Committee for the National Association of Real Estate Investment Trust. Mr. Peterson is a Certified Public Accountant. Mr. Peterson is 32 years old.

Thomas L. Wilkes. Mr. Wilkes joined the Company in October 1997 as an Executive Vice President and Director of Operations of Post West. Mr. Wilkes was a Senior Vice President of Columbus from October 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a multifamily property management firm and a member of the Columbus Group, since its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 38 years old.

Terry L. Chapman. Mr. Chapman has been with the Company for twenty-four years. Since October 1997, he has been a Senior Vice President of Post Management Services. Prior thereto, he was an Executive Vice President of Post Management Services for more than five years responsible for maintenance, quality assurance, security, and preventive maintenance for all Post(R) communities. Mr. Chapman is 51 years old.

Judy M. Denman. Ms. Denman has been with the Company for twenty-two years. Since July 1993, she has been a Senior Vice President of Post Corporate Services responsible for employee benefits and payroll. Prior thereto, she was a Vice President of Post Properties, Inc. since June 1984. Ms. Denman is 51 years old.

R. Gregory Fox. Mr. Fox has been with the Company since February 1996 and he serves as Senior Vice President of Post Corporate Services and the Company's Chief Accounting Officer responsible for financial reporting, accounting and management information systems. Prior to joining the Company, he was a senior manager in the audit division of Price Waterhouse LLP where he was employed for ten years. Mr. Fox is a Certified Public Accountant. Mr. Fox is 38 years old.

John D. Hooks. Mr. Hooks has been with the Company for nineteen years. Since October 1997, he has been a Senior Vice President of Post Management Services responsible for landscape design, installation and maintenance on all Post(R) communities. Prior thereto, he was an Executive Vice President of Post Landscape since July 1993. He was the Senior Vice President of Landscape from January 1987 to July 1993. Mr. Hooks is 43 years old.

Katharine W. Kelley. Ms. Kelley has been with the Company four years. Since October 1997, she has been a Senior Vice President of Post Apartment Development responsible for acquiring new development sites in metropolitan Atlanta, Georgia. Prior thereto, she served as a Senior Vice President of Post Apartment Development since 1994. For five years prior to joining the Company, she was a Vice President at The Landmarks Group, a commercial real estate development firm. Ms. Kelley is 34 years old.

William F. Leseman. Mr. Leseman has been with the Company for eight years. Since October 1997, he has been Senior Vice President of RAM responsible for day-to-day operations of such division. Prior thereto, he was an Executive Vice President of RAM. Since October 1995, Mr. Leseman was Senior Vice President of Post Management Services from 1994 to 1995 and an Area Vice President of Post Management Services from 1989 to 1994. Mr. Leseman is 38 years old.

William C. Lincicome. Mr. Lincicome has been with the Company for seven years. Since October 1997, he has been Senior Vice President of Post Landscape Services responsible for the day to day operations of Post Landscape Services. Prior thereto, he was Executive Vice President of Post Landscape Services since September 1996. He was an independent architectural consultant from April 1996 to September 1996 and was Vice President and Director of Land Planning of Post Landscape Services from 1989 to 1996. Mr. Lincicome is 45 years old.

Janie S. Maddox. Ms. Maddox has been with the Company for twenty-two years. Since November 1995, she has been a Vice President of Post Corporate Services in charge of community relations. Prior thereto, she was a Senior Vice President of Post Management Services primarily responsible for human resources since 1990. Ms. Maddox is 50 years old.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PPS." The following table sets forth the quarterly high and low closing sales prices per share reported on the NYSE, as well as the quarterly dividends declared per share:


                                                                                            Dividends
                    Quarter Ended                             High         Low              Declared
                    -------------                             ----         ---              ---------
                    1996

                    First Quarter . . . . . . . . . . . . .  $33.125    $  30.875           $    0.54
                    Second Quarter  . . . . . . . . . . . .  35.375        32.000                0.54
                    Third Quarter . . . . . . . . . . . . .  37.000        33.875                0.54
                    Fourth Quarter  . . . . . . . . . . . .  40.250        36.500                0.54

                    1997

                    First Quarter . . . . . . . . . . . . .  $43.375    $  37.625           $   0.595
                    Second Quarter  . . . . . . . . . . . .  42.000        37.250               0.595
                    Third Quarter . . . . . . . . . . . . .  41.500        37.000               0.595
                    Fourth Quarter  . . . . . . . . . . . .  40.625        36.125               0.595

On March 17, 1998, the Company had 1,814 common shareholders of record.

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

During 1997, the Company did not sell any unregistered securities. For a discussion of the Company's credit agreements and their restrictions on dividend payments, see Liquidity and Capital Resources at Management's Discussion and Analysis of Financial Condition and Results of Operations.

There is no established public trading market for the Units. As of March 17, 1998, the Operating Partnership had 121 holders of record of Units of the Operating Partnership.

ITEM 6.  SELECTED FINANCIAL DATA


                     POST PROPERTIES, INC. AND PREDECESSOR
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND APARTMENT UNIT DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                    1997            1996           1995             1994          1993
                                                 ---------        ---------      ---------       ---------      ---------
OPERATING DATA:
Revenue:
 Rental   . . . . . . . . . . . . . . . . . .    $186,126         $158,618        $133,817       $115,309       $104,482
 Property management (1)  . . . . . . . . . .       2,421            2,828           2,764          2,508          3,057
 Landscape services (1)   . . . . . . . . . .       5,120            4,834           4,647          3,799          3,829
 Other  . . . . . . . . . . . . . . . . . . .       6,449            5,295           3,477          3,123          2,879
                                                 --------         --------        --------       --------       --------
       Total revenue  . . . . . . . . . . . .     200,116          171,575         144,705        124,739        114,247
                                                 --------         --------        --------       --------       --------
Property operating and maintenance
  expense (exclusive of depreciation
  and amortization) . . . . . . . . . . . . .      67,519           58,202          49,912         43,376         41,209
Depreciation (real estate assets)   . . . . .      27,991           22,676          20,127         19,967         19,427
Depreciation (non-real estate assets) . . . .       1,057              927             692            241            303
Property management expenses (1)  . . . . . .       1,956            2,055           2,166          2,229          2,453

Landscape services expenses (1) . . . . . . .       4,284            3,917           3,950          3,098          3,151
Interest expense  . . . . . . . . . . . . . .      24,658           22,131          22,698         19,231         34,309
Amortization of deferred loan costs . . . . .         980            1,352           1,967          1,999            969
General and administrative  . . . . . . . . .       7,363            7,716           6,071          6,269          4,384
REIT formation expense  . . . . . . . . . . .          --               --              --             --          2,783

Minority interest in consolidated
  property partnership  . . . . . . . . . . .          --               --             451            680            692
                                                       --               --             ---            ---            ---
       Total expense  . . . . . . . . . . . .     135,808          118,976         108,034         97,090        109,680

Income before minority interest
  of unitholders, net gain on sale of assets,
  loss on relocation of corporate office and
  extraordinary item  . . . . . . . . . . . .      64,308           52,599          36,671         27,649          4,567
Net gain on sale of assets  . . . . . . . . .       3,270              854           1,746          1,494             --
Loss on relocation of corporate office  . . .      (1,500)              --              --             --             --
Minority interest of unitholders in
  Operating Partnership . . . . . . . . . . .     (11,131)          (9,984)         (8,429)        (6,951)        (1,935)
                                                 --------         --------        --------       --------       --------
Income before extraordinary item  . . . . . .      54,947           43,469          29,988         22,192          2,632
Extraordinary item, net of minority
  interest (2). . . . . . . . . . . . . . . . .       (75)              --            (870)        (3,293)        (7,855)
                                                 --------         --------        --------       --------       --------
Net income (loss) . . . . . . . . . . . . . .      54,872           43,469          29,118         18,899         (5,223)
Dividends to preferred shareholders . . . . .      (4,907)          (1,063)             --             --             --
                                                 --------         --------        --------       --------       --------
Net income (loss) available to
  common shareholders . . . . . . . . . . . .    $ 49,965         $ 42,406        $ 29,118       $ 18,899       $ (5,223)
                                                 ========         ========        ========       ========       ========

PER COMMON SHARE DATA:
Income before extraordinary item
  (net of preferred dividend) - basic . . . .    $   2.11         $   1.95        $   1.63       $   1.32       $   0.34
Net income (loss) available to common
  shareholders - basic  . . . . . . . . . . .        2.11             1.95            1.58           1.12          (0.67)
Income before extraordinary item
  (net of preferred dividend) - diluted . . .        2.09             1.94            1.63           1.32           0.34
Net income (loss) available to common
  shareholders - diluted  . . . . . . . . . .        2.09             1.94            1.58           1.12          (0.67)
Dividends declared (3)  . . . . . . . . . . .        2.38             2.16            1.96            1.8           0.77

                                                                         DECEMBER 31,
                                            ----------------------------------------------------------------
                                               1997         1996            1995           1994       1993
                                            ----------   ----------      ---------       --------    -------
 BALANCE SHEET DATA:
 Real estate, before accumulated
   depreciation  . . . . . . . . . . . .    $1,936,011   $1,109,342      $937,924        $828,585    $722,266
 Real estate, net of accumulated
   depreciation. . . . . . . . . . . . .     1,734,916      931,670       781,100         686,009     599,898
 Total assets  . . . . . . . . . . . . .     1,780,563      958,675       812,984         710,973     627,322
 Total debt  . . . . . . . . . . . . . .       821,209      434,319       349,719         362,045     357,809
 Shareholders' equity  . . . . . . . . .       756,920      398,993       343,624         240,196     177,864

                                                                     DECEMBER 31,
                                           ----------------------------------------------------------------
                                              1997            1996          1995         1994         1993
                                           ---------      -----------    ----------   ----------   ----------
 OTHER DATA:
 Cash flow provided from (used in):
     Operating activities  . . . . . . .   $   109,544    $  78,966     $  57,362     $    43,807   $    2,412
     Investing activities  . . . . . . .   $  (208,377)   $(166,762)    $(114,531)    $   (99,364)  $  (51,152)
     Financing activities  . . . . . . .   $   109,469    $  79,021     $  60,885     $    46,508   $   49,647
 Funds from operations (4) . . . . . . .   $    87,392    $  74,212     $  56,798     $    47,616   $   26,777
 Weighted average common shares
     outstanding - basic . . . . . . . .    23,664,044   21,787,648    18,382,299      16,847,999    7,824,311
 Weighted average common shares and
 units outstanding - basic . . . . . . .    28,880,928   26,917,723    23,541,639      22,125,890   13,574,767
 Weighted average common shares
 outstanding - diluted . . . . . . . . .    23,887,906   21,879,248    18,387,894      16,848,165    7,824,311

 Weighted average common shares and
 units outstanding - diluted . . . . . .    29,104,790   27,009,323    23,547,234      22,126,056   13,574,767
 Total stabilized communities
   (at end of period)  . . . . . . . . .            78           49            42              42           41
 Total stabilized apartment units
   (at end of period)  . . . . . . . . .        25,938       17,930        14,962          14,845       14,270
 Average economic occupancy
(stabilized communities) (5) . . . . . .          94.8%        95.3%         96.0%           96.4%        94.7%

---------------
(1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties (including services provided to third-party owners of properties previously developed and sold by the Company that operate under the Post(R) name).
(2) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item has been reduced by the portion related to the minority interest of the unitholders calculated on the basis of weighted average Units outstanding for the year.
(3) The dividend paid by the Company for the portion of the quarter ended September 30, 1993 after the Initial Offering was $.320 per share of Common Stock, which is an amount equivalent to a quarterly distribution of $.415 per share (which, if annualized, would equal $1.66 per share).
(4) The Company uses the National Association of Real Estate Investment Trust ("NAREIT") definition of FFO, which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions.
(5) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.9% and 94.7% for the year ended December 31, 1997 and 1996, respectively). Concessions were $903 and $428 and employee discounts were $267 and $261 for the years ended December 31, 1997 and 1996, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction. These calculations do not include communities which were acquired as part of the Merger.

                   POST APARTMENT HOMES, L.P. AND PREDECESSOR
        (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                    1997             1996           1995           1994            1993
                                                  ---------       ---------       --------       --------        --------
OPERATING DATA:
Revenue:
  Rental  . . . . . . . . . . . . . . . . . .     $186,126        $158,618        $133,817       $115,309        $104,482
  Property management (1) . . . . . . . . . .        2,421           2,828           2,764          2,508           3,057
  Landscape services  ( 1)  . . . . . . . . .        5,120           4,834           4,647          3,799           3,829
 Other  . . . . . . . . . . . . . . . . . . .        6,449           5,295           3,477          3,123           2,879
                                                  --------        --------        --------       --------        --------
       Total revenue  . . . . . . . . . . . .      200,116         171,575         144,705        124,739         114,247
                                                  --------        --------        --------       --------        --------
Property operating and maintenance
  expense (exclusive of depreciation
  and amortization) . . . . . . . . . . . . .       67,519          58,202          49,912         43,376          41,209
Depreciation (real estate assets)   . . . . .       27,991          22,676          20,127         19,967          19,427
Depreciation (non-real estate assets) . . . .        1,057             927             692            241             303
Property management expenses (1)  . . . . . .        1,956           2,055           2,166          2,229           2,453
Landscape services expenses (1) . . . . . . .        4,284           3,917           3,950          3,098           3,151
Interest expense  . . . . . . . . . . . . . .       24,658          22,131          22,698         19,231          34,309
Amortization of deferred loan costs . . . . .          980           1,352           1,967          1,999             969
General and administrative  . . . . . . . . .        7,363           7,716           6,071          6,269           4,384
REIT formation expense  . . . . . . . . . . .           --              --              --             --           2,783

Minority interest in consolidated
  property partnership  . . . . . . . . . . .           --              --             451            680             692
                                                        --              --             ---            ---             ---
       Total expenses   . . . . . . . . . . .      135,808         118,976         108,034         97,090         109,680
                                                  --------        --------        --------       --------        --------
Income before net gain on sale of assets
  loss on relocation of corporate office, and
  extraordinary item  . . . . . . . . . . . .       64,308          52,599          36,671         27,649           4,567
Net gain on sale of assets  . . . . . . . . .        3,270             854           1,746          1,494              --
Loss on relocation of corporate office  . . .       (1,500)             --              --             --              --
                                                  --------        --------        --------       --------        --------
Income before extraordinary item  . . . . . .       66,078          53,453          38,417         29,143           4,567
Extraordinary item (2)  . . . . . . . . . . .          (93)             --          (1,120)        (4,413)        (13,628)
                                                  --------        --------        --------       --------        --------
Net Income (loss)                                   65,985          53,453          37,297         24,730          (9,061)
Distribution to preferred unitholders . . . .       (4,907)         (1,063)             --             --              --
                                                  --------        --------        --------       --------        --------
Net income (loss) available to
  common unitholders. . . . . . . . . . . . .     $ 61,078        $ 52,390        $ 37,297       $ 24,730        $ (9,061)
                                                  ========        ========        ========       ========        ========
PER COMMON UNIT DATA:
Income before extraordinary item
  (net of preferred distribution) - basic         $   2.11        $   1.95        $   1.63       $   1.32        $   0.34
Net income (loss) available to common
  unitholders - basic . . . . . . . . . . . .         2.11            1.95            1.58           1.12           (0.67)
Income before extraordinary item
  (net of preferred distribution) -
  diluted . . . . . . . . . . . . . . . . . .         2.09            1.94            1.63           1.32            0.34
Net income (loss) available to common
  unitholders - diluted . . . . . . . . . . .         2.09            1.94            1.58           1.12           (0.67)
Distributions declared (3)  . . . . . . . . .         2.38            2.16            1.96           1.80            0.77

                                                                                       DECEMBER 31,
                                                            ---------------------------------------------------------------
                                                               1997         1996          1995         1994          1993
                                                            ----------   ----------     --------     --------      --------
 BALANCE SHEET DATA:
 Real estate, before accumulated depreciation  . . . . .    $1,936,011   $1,109,342     $937,924     $828,585      $722,266
 Real estate, net of accumulated depreciation  . . . . .     1,734,916      931,670      781,100      686,009       599,898
 Total assets  . . . . . . . . . . . . . . . . . . . . .     1,780,563      958,675      812,984      710,973       627,322
 Total debt  . . . . . . . . . . . . . . . . . . . . . .       821,809      434,319      349,719      362,045       357,809
 Partners' equity  . . . . . . . . . . . . . . . . . . .       869,304      482,434      425,489      313,367       246,342

                                                                             DECEMBER 31,
                                             ----------------------------------------------------------------------------
                                                1997            1996            1995            1994             1993
                                             -----------     -----------     -----------     -----------      -----------
 OTHER DATA:
 Cash flow provided from (used in):
     Operating activities  . . . . . . .     $   109,554     $    78,966     $    57,362     $    43,807      $     2,412
     Investing activities  . . . . . . .     $  (208,377)    $  (166,762)    $  (114,531)    $   (99,364)     $   (51,152)

     Financing activities  . . . . . . .     $   109,469     $    79,021     $    60,885     $    46,508      $    49,647
 Funds from operations (4) . . . . . . .     $    87,392     $    74,212     $    56,798     $    47,616      $    26,777
 Weighted average common Units
     outstanding - basic . . . . . . . .      28,880,928      26,917,723      23,541,639      22,125,890       13,574,767
 Weighted average common Units
     outstanding - diluted . . . . . . .      29,104,790      27,009,323      23,547,234      22,126,056       13,574,767
 Total stabilized communities
     (at end of period)  . . . . . . . .              78              49              42              42               41

 Total stabilized apartment units
     (at end of period)  . . . . . . . .          25,938          17,930          14,962          14,845           14,270
 Average economic occupancy
     (stabilized communities) (5)  . . .            94.8%           95.3%           96.0%           96.4%            94.7%

--------------
(1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties (including services provided to third-party owners of properties previously developed and sold by the Company that operate under the Post(R) name).
(2) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness.
(3) The distribution paid by the Company for the portion of the quarter ended September 30, 1993 after the Initial Offering was $.320 per Unit, which is an amount equivalent to a quarterly distribution of $.415 per Unit (which, if annualized, would equal $1.66 per Unit).
(4) The Company uses the National Association of Real Estate Investment Trust ("NAREIT") definition of FFO, which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions.
(5) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.9% and 94.7% for the year ended December 31, 1997 and 1996, respectively). Concessions were $903 and $428 and employee discounts were $267 and $261 for the years ended December 31, 1997 and 1996, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction. These calculations do not include communities acquired as part of the Merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT
           DATA)

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc. and Post Apartment Homes, L.P. Except for the effect of minority interest in the Operating Partnership, the following discussion with respect to the Company is the same for the Operating Partnership.

As of December 31, 1997, there were 35,843,066 Units outstanding, of which 30,626,592 or 85.5%, were owned by the Company and 5,216,474, or 14.5% were owned by other limited partners ( including certain officers and directors of the Company). As of December 31, 1997, there were 3,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

The Company recorded net income available to common shareholders of $49,965, $42,406 and $29,118 for the year ended December 31, 1997, 1996 and 1995, respectively. The increase in net income available to common shareholders of $7,559, from 1996 to 1997 was primarily related to the Merger, increased rental rates for fully stabilized communities and an increase in units placed in service. The $13,288 increase in net income available to common shareholders from 1995 and 1996 was primarily due to increased rental rates for fully stabilized communities and an increase in units placed in service.

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

At December 31, 1997, the Company's portfolio of apartment communities consisted of the following: (i) 37 communities that were completed and stabilized for all of the current and prior year, (ii) eight communities that achieved full stabilization during the prior year, (iii) four communities which reached stabilization during 1997, (iv) 27 communities that were acquired by way of the Merger during 1997 and (v) 13 communities and an additional phase of three existing communities in the development or lease-up stage.

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

Therefore, in order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the revenue in excess of specified expense on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1996. The Company has also presented financial information reflecting the dilutive impact of lease-up deficits incurred for communities in the development and lease-up stage and not yet operating at break-even.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                                                    YEAR ENDED                        YEAR ENDED
                                                                    DECEMBER 31,                      DECEMBER 31,
                                                          --------------------------------    ---------------------------
                                                                                      %                             %
                                                            1997        1996        CHANGE     1996      1995     CHANGE
                                                          -------      -------      ------    -------   -------  -------
 Rental and other revenue:
  Fully stabilized communities (1)   . . . .              127,495      125,921         1.3%   125,921   118,388     6.4%

  Communities stabilized during 1996   . . .               31,337       22,747        37.8%    22,747     4,346   423.4%
  Acquired communities (2)   . . . . . . . .               12,525           --           --        --        --       --
  Development and lease-up communities (3)
                                                           15,793        6,039       161.5%     6,039     3,209    88.2%
  Sold communities (4)   . . . . . . . . . .                1,494        4,763      (68.6)%     4,763     8,300    42.6%
  Other revenue (5)  . . . . . . . . . . . .                3,842        4,117         6.7%     4,117     2,458    67.5%
                                                          -------      -------                -------   -------
                                                          192,486      163,587        17.7%   163,587   136,701    19.7%
                                                          -------      -------                -------   -------
 Property operating and maintenance expense
  (exclusive of depreciation and
  amortization):
  Fully stabilized communities   . . . . . .               41,223       41,092         0.3%    41,092    39,107     5.1%
  Communities stabilized during 1996   . . .                9,124        7,324        24.6%     7,324     2,241   226.8%
  Acquired communities   . . . . . . . . . .                4,089           --           --        --        --       --

  Development and lease-up communities   . .                5,896        2,461       139.6%     2,461     1,309    88.0%
  Sold communities   . . . . . . . . . . . .                  657        2,033      (67.7)%     2,033     3,413    40.4%
  Other expenses (6)   . . . . . . . . . . .                6,530        5,292        23.4%     5,292     3,842    37.7%
                                                          -------      -------                -------   -------
                                                           67,519       58,202        16.0%    58,202    49,912    16.6%
                                                          -------      -------                -------   -------
 Revenue in excess of specified expense  . .              124,967      105,385        18.6%   105,385    86,789    21.4%
                                                          =======      =======                =======   =======

 Recurring capital expenditures: (7)
  Carpet   . . . . . . . . . . . . . . . . .                1,617        1,087        48.8%     1,087       897    21.2%
  Other  . . . . . . . . . . . . . . . . . .                2,058        1,874         9.8%     1,874       803   133.4%
                                                          -------      -------                -------   -------
      Total  . . . . . . . . . . . . . . . .                3,675        2,961        24.1%     2,961     1,700    74.2%
                                                          =======      =======                =======   =======
 Average apartment units in service  . . . .               19,413       17,089         8.3%    17,089    15,519    10.1%
                                                          =======      =======                =======   =======

--------------------
(1)     Communities which reached stabilization prior to January 1, 1996.
(2) As part of the Merger on October 24, 1997, the Company acquired 26 completed communities containing 6,296 units and five communities under development containing 1,243 apartment units when completed. Results of these communities are included from October 24, 1997 through year-end.
(3) Communities in the "construction", "development" or "lease-up" stage during 1997 and, therefore, not considered fully stabilized for all of the periods presented.
(4) Includes three communities, containing 568 units, which were sold on September 13, 1995 and one community, containing 180 units, which was sold on July 19, 1996 and one community, containing 416 units, which was sold on May 22, 1997. The revenues and expenses for these communities had previously been included in the fully stabilized group.
(5) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations. Other revenue also includes, for the year ended December 31, 1996, approximately $527 which resulted from the Company's Olympic-related housing initiatives.
(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.

(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non- recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the year ended December 31, 1997, rental and other revenue increased $28,899 or 17.7% compared to the same period in the prior year, primarily as a result of communities acquired in the Merger and an increase in units placed in service, partially offset by a decrease in rental and other revenue due to the sale of one community during the third quarter of 1996 and the sale of one community during the second quarter of 1997.

For the year ended December 31, 1996, rental and other revenue increased $26,886, or 19.7% compared to the same period in the prior year, primarily as a result of increased rental rates for fully stabilized communities, an increase in units placed in service, and the acquisition of communities and the Company's Olympic-related housing initiatives, partially offset by a decrease in rental and other revenue due to the sale of three communities during the third quarter of 1995 and the sale of one community during the third quarter of 1996.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased from 1996 to 1997 and 1995 to 1996 primarily due to the increase in the units placed in service through the development and acquisition of communities.

For the year ended December 31, 1997 and 1996, recurring capital expenditures increased $714 or 24.1% and $1,261 or 74.2%, respectively, compared to the same period in the prior year, primarily due to additional units placed in service and the timing of scheduled capital improvements.

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 37 communities containing an aggregate of 14,039 units which were stabilized as of January 1, 1996, are summarized as follows:

                                                           YEAR ENDED                            YEAR ENDED
                                                          DECEMBER 31,                           DECEMBER 31,
                                                ---------------------------------     ---------------------------------
                                                                              %                                    %
                                                   1997          1996      CHANGE       1996          1995       Change
                                                ----------     ---------   ------     ---------     --------     ------
 Rental and other revenue  . . . . . . . . .      $127,495      $125,921      1.3%      $125,921      $118,388      6.4%
 Property operating and maintenance expense
 (exclusive of depreciation and
  amortization) (1)  . . . . . . . . . . . .        41,223        41,092      0.3%        41,092        39,107      5.1%
                                                  --------      --------                --------      --------
 Revenue in excess of specified expense  . .      $ 86,272      $ 84,829      1.7%      $ 84,829      $ 79,281      7.0%
                                                  ========      ========                ========      ========
 Average economic occupancy (2)  . . . . . .          94.8%         95.4%                   95.4%         94.7%
                                                  ========      ========                ========      ========
 Average monthly rental rate per apartment
  unit (3)   . . . . . . . . . . . . . . . .          $733      $    729      0.5%          $729      $    691      5.5%
                                                  ========      ========                ========      ========
 Apartment units in service  . . . . . . . .        14,039        14,039                  14,039        14,039
                                                  ========      ========                ========      ========

---------------
(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the year ended December 31, 1997 and 1996, recurring expenditures were $3,146 and $2,571 or $224 and $183 on a per unit basis, respectively.
(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 93.9% and 94.9% for the years ended December 31, 1997 and 1996, respectively.) Concessions were $903 and $375 and employee discounts were $267 and $256 for the years ended December 31, 1997 and 1996, respectively.
(3) Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

Rental and other revenue increased from 1996 to 1997 due to higher rental rates with occupancy slightly declining. The modest increase in property and maintenance expense (exclusive of depreciation and amortization) from 1996 to 1997 was primarily due to an increase in personnel costs which was substantially offset by a decrease in ad valorem real estate taxes.

Rental and other revenue increased from 1995 to 1996 due to higher rental rates and occupancy. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased primarily as a result of increases in ad valorem real estate taxes ($1,287 or 65% of the increase). The remaining increase was due to increases in salaries and utilities.

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

The Company calculates "lease-up deficit" on a quarterly basis, and accumulates the quarterly deficits to the annual deficit. Only those communities which were dilutive during each quarter are included and, accordingly, different communities may be included in each quarter within each year. For each of the years ended December 31, 1997 through 1995, the "lease-up deficit" charged to and included in results of operations are summarized as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                    1997          1996         1995
                                                                                 ----------    ----------    ---------
 Rental and other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .   $    1,467    $     974     $  3,327
 Property operating and maintenance expense (exclusive of
   depreciation and amortization)  . . . . . . . . . . . . . . . . . . . . . .        1,442        1,056        2,422
                                                                                 ----------    ---------     --------

 Revenue in excess of specified expense  . . . . . . . . . . . . . . . . . . .           25          (82)         905
 Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,364          673        2,072
                                                                                 ----------    ---------     --------
 Lease-up deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (1,339)   $    (755)    $ (1,167)
                                                                                 ==========    =========     ========

THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES
The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM. The operating performance of RAM for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                                     YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                                 -------------------------------     --------------------------------
                                                                            %                                   %
                                                  1997     1996          CHANGE       1996        1995        CHANGE
                                                 ------  -------        --------     -------     ------      -------
 Property management and other revenue .         $2,444  $ 2,562          (4.6)%     $2,562      $2,331        9.9%
 Property management expense . . . . . .          1,313    1,244           5.5%       1,244       1,213        2.6%
 General and administrative expense  . .            574      502          14.3%         502         467        7.5%
 Depreciation expense  . . . . . . . . .             44       66         (33.3)%         66          89      (25.8)%
                                                 ------  -------                     ------      ------
 Revenue in excess of specified expense          $  513  $   750         (31.6)%     $  750      $  562       33.5%
                                                 ------  =======                     ======      ======

 Average apartment units in service  . .          9,061    8,852           2.4%       8,852       8,798        0.6%
                                                 ======  =======                     ======      ======

The change in property management revenues and expenses from 1996 to 1997 and from 1995 to 1996 is primarily attributable to the change in the average number and the average gross revenues of units managed.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services.

The operating performance of Post Landscape Services for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                                     Year ended                                 Year ended
                                                     December 31,                               December 31,
                                        -----------------------------------------  -------------------------------------
                                                                           %                                       %
                                            1997            1996         CHANGE       1996           1995        CHANGE
                                        -------------  --------------  ----------  -----------  --------------  --------
 Landscape services and other revenue          $5,149        $4,882       5.5%      $4,882            $4,662      4.7%
 Landscape services expense  . . . . .          3,777         3,459       9.2%       3,459             3,255      6.3%
 General and administrative expense  .            507           458      10.7%         458               695    (34.1)%
 Depreciation expense  . . . . . . . .            107            76      40.8%          76               111    (31.5)%
                                               ------        ------                 ------            ------
 Revenue in excess of specified
 expense . . . . . . . . . . . . . . .         $  758        $  889     (14.7)%     $  889            $  601     47.9%
                                               ======        ======                 ======            ======


The change in landscape services revenue, landscape services expense and general and administrative expense from 1996 to 1997 and 1995 to 1996 is primarily due to an increase in landscape contracts.

OTHER INCOME AND EXPENSES

Depreciation expense increased from 1996 to 1997 primarily due to the communities acquired in the Merger and the completion of new communities, and 1995 to 1996 primarily due to the completion of new communities and the acquisition of communities.

Interest expense increased from 1996 to 1997 primarily due to additional debt incurred in connection with the Merger. Interest expense decreased from 1995 to 1996 primarily due to the repayment of debt with proceeds from the Third Offering and the Series A Perpetual Preferred Shares.

Amortization of deferred loan costs decreased from 1996 to 1997 primarily due to interest rate protection agreements becoming fully amortized and from 1995 to 1996 as a result of repayment of indebtedness with proceeds of the Third Offering.

General and administrative expenses decreased from 1996 to 1997 as a result of a reduction in executive incentive compensation. General and administrative expense increased from 1995 to 1996 primarily as a result of increased travel-related expenses and personnel costs.

The gain on sale of assets resulted from the sale of a community in 1997, gain on sale of a community and other assets in 1996 and the sale of three communities in 1995.

The loss on relocation of corporate office in 1997 resulted from a decision to relocate the corporate office prior to the end of the lease term on the current corporate office space.

The extraordinary item of $75 and $870, net of minority interest portion, for the years ended December 31, 1997 and 1995, respectively, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $57,362 in 1995 to $78,966 in 1996 and to $109,554 in 1997, principally due to increased property operating income. Net cash used in investing activities increased from $114,531 in 1995 to $166,762 in 1996 and to $208,377 in 1997, primarily due to increases in spending on construction and acquisition of real estate assets. Net cash provided by financing activities increased from $60,885 in 1995 to $79,021 in 1996 and to $109,469 in 1997. The increase from 1995 to 1996 is a result of a decrease in net borrowings and an increase in offering proceeds from the Notes and the Perpetual Preferred Shares. The increase from 1996 to 1997 is primarily a result of an increase in net borrowings.

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

At December 31, 1997, the Company had total indebtedness of $821,209 and cash and cash equivalents of $10,879. The Company's indebtedness includes approximately $38,681 in conventional mortgages payable and $154,528 in tax-exempt bond indebtedness secured by communities, senior unsecured notes of $306,000, and borrowings under unsecured lines of credit totaling approximately $322,000.

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

Lines Of Credit
In December 1997, the Company added two banks to its syndicated line of credit (the "Revolver"), increasing its capacity from $180,000 to $200,000. The Revolver matures on May 1, 2000 and borrowings currently bear interest at LIBOR plus .675% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short term funds up to $100,000 (increased in December 1997 from $90,000) at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On November 21, 1997, the Company closed on an aggregate of $132,000 in bridge loans (the "Bridge loans") with three commercial banks. These notes bear interest at LIBOR plus 1.04% for the first 30 days. From December 21, 1997 through maturity on May 20, 1998, these notes bear interest of LIBOR plus .92%. Proceeds from these notes were used to pay down debt assumed in the Merger.

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

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for seven bond issues, aggregating $141,230, which were concurrently reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $94,650 ($81,352 of which is currently defeased) with respect to four other bond issues which mature and may be refunded during 1998. Under this agreement, on January 1, 1998, the Post Fountains, Post Fountains and Meadows and Post Lake bonds (all of which had previously been defeased) were refunded in the amount of $21,500, $26,000 and $28,500, respectively, with an issue enhanced by FNMA and maturing on June 1, 2025. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880, of which $81,352 has been economically defeased at December 31, 1997, leaving $154,528 of principal amount of tax-exempt bonds outstanding at December 31, 1997 of which $141,230 of the bonds outstanding have been reissued with a maturity of June 1, 2025. On January 1, 1998, the Post Vista, Post F&M Villages and Post Lake (Orlando) bonds were refunded in the amount of $21,500, $26,000 and $28,500, respectively, with an issue enhanced by FNMA and maturing on June 1, 2025. Proceeds from these re-issuances, which totaled $76,000, were used to reduce outstanding balances on the Bridge loans ($61,050) and the Revolver ($14,950). The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at December 31, 1997, which the Company may reissue during the years 1998 and 2025:

                           DEFEASED               OUTSTANDING            TOTAL REISSUE
                            PORTION                 PORTION                CAPACITY
                        --------------          ---------------         ---------------
1998 (1)                $       81,352          $        13,298         $        94,650
2025                                --                  141,230                 141,230
                        --------------          ---------------         ---------------
                        $       81,352          $       154,528         $       235,880
                        ==============          ===============         ===============

--------------
(1) 1998 amounts include Post Vista, Post F&M Villages and Post Lake (Orlando) bonds aggregating $76,000 which matured and were refunded on January 1, 1998.

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

Medium Term Notes
On January 29, 1997, the Operating Partnership established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from the date of issue (the "MTNs"). On October 20, 1997, the Company increased the amount available under this program to $344 million.

The following table sets forth MTNs issued and outstanding as of December 31, 1997:

           ISSUE                                               INTEREST                   MATURITY
           DATE                      AMOUNT                      RATE                       DATE
     -----------------         -----------------          ------------------        -------------------
     March 3, 1997                $   30,000               LIBOR plus .25%              03/03/2000
     March 31, 1997                   37,000                    7.02%                   04/02/2001
     March 31, 1997                   13,000                    7.30%                   04/01/2004
     September 22, 1997               10,000                    6.69%                   09/22/2004
     September 22, 1997               25,000                    6.78%                   09/22/2005
     September 26, 1997               16,000                    6.22%                    12/31/99
                                  ----------
                                  $  131,000
                                  ==========

Proceeds from the MTNs were used to (i) prepay certain outstanding notes and
(ii) pay down existing indebtedness outstanding under the Company's Revolver.

Perpetual Preferred Stock Offerings
On October 1, 1996, the Company sold one million non-convertible 8.5% Series A Cumulative Redeemable Shares (the "Series A Perpetual Preferred Shares"), raising $50 million. Net proceeds of $48,700 from the sale of the Series A Perpetual Preferred Shares were contributed to the Operating Partnership in exchange for one million Series A Preferred Units and used by the Operating Partnership to repay outstanding indebtedness.

On October 28, 1997, the Company sold two million non-convertible 7 5/8% Series B Cumulative Redeemable Shares (the "Series B Perpetual Preferred Shares") with a liquidation preference equivalent to $25 per share. Net proceeds of $48,300 from the sale of Series B Perpetual Preferred Shares were contributed to the Operating Partnership in exchange for two million Series B Preferred Units and used by the Operating Partnership to repay outstanding indebtedness.

On February 9, 1998, the Company sold two million non-convertible 7 5/8% Series C Cumulative Redeemable Shares (the "Series C Perpetual Preferred Shares") at a price of $25 per share. Net proceeds of $ 48,425 from the sale of Series C Perpetual Shares were contributed to the Operating Partnership in exchange for two million Series C Preferred Units and used by the Operating Partnership to repay outstanding indebtedness.

Common Stock Offering
On February 26, 1998, the Company sold 3.5 million shares of common stock. The net proceeds from this offering of $129.5 million were contributed to the Operating Partnership in exchange for 3.5 million common units and used by the Operating Partnership to repay outstanding indebtedness.

MandatOry Par Put Remarketed Securities
On March 12, 1998, the Operating Partnership issued $100 million of 6.85% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)"). The net proceeds from the MOPPRS(SM) were used to repay outstanding indebtedness. As part of the MOPPRS(SM) structure, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005. The Operating Partnership will have an effective borrowing rate through the remarketing date of approximately 6.59%. In anticipation of the offering, the Company entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS(SM).

Shelf Registration
On September 25, 1997, the Company filed a shelf registration to register an additional $200,000 of undesignated equity securities and an additional $300,000 of undesignated debt securities.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company, for 95% of the market price on the date of purchase.

Schedule of Indebtedness
The following table reflects the Company's indebtedness at December 31, 1997:

                                                                                             MATURITY        PRINCIPAL
COMMUNITY                               LOCATION              INTEREST RATE                  DATE (1)         BALANCE
---------                            -------------          -------------------          --------------     -----------
TAX EXEMPT FIXED RATE (SECURED)
Post Court(R) . . . . . . . . . . . .  Atlanta, GA          7.5% + .575% (2)(3)            06/01/98(4)        $ 13,298
                                                                                                              --------
                                                                                                                13,298
                                                                                                              --------
CONVENTIONAL FIXED RATE (SECURED)
Post Summit(R)  . . . . . . . . . . .  Atlanta, GA                 7.72%                   02/01/98              5,250
Post River(R) . . . . . . . . . . . .  Atlanta, GA                 7.72%                   03/01/98              5,803
Clyde Lane  . . . . . . . . . . . . .  Dallas, TX                 10.00%                   05/12/98              1,995
Post Hillsboro Village(TM)  . . . . . Nashville, TN                9.20%                 10/01/2001              3,009
Parkwood Townhomes(TM)  . . . . . . .  Dallas, TX                 7.375%                 04/01/2014                899
                                                                                                              --------
                                                                                                                16,956
                                                                                                              --------
CONVENTIONAL FLOATING RATE (SECURED)
Addison Circle Apartment Homes
   by Post(TM) - Phase I  . . . . . .  Dallas, TX            LIBOR +1.65% (6)               6/01/99             21,724
The Rice  . . . . . . . . . . . . . .  Houston, TX             LIBOR + 1.90%                8/01/99                  1
                                                                                                              --------
                                                                                                                21,725
                                                                                                              --------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R) Series 1995 . . . . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025              9,895
Post Valley(R) Series 1995  . . . . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025             18,600
Post Brook(R) Series 1995 . . . . . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025              4,300
Post Village(R) (Atlanta) Hills
   Series 1995  . . . . . . . . . . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025              7,000
Post Mill(R)  . . . . . . . . . . . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025             12,880
Post Canyon(R)  . . . . . . . . . . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025             16,845
Post Corners(R) . . . . . . . . . . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025             14,760
Post Bridge(R)  . . . . . . . . . . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025             12,450
Post Village(R) (Atlanta) Gardens . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025             14,500
Post Chase(R) . . . . . . . . . . . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025             15,000
Post Walk(R)  . . . . . . . . . . . .  Atlanta, GA     "AAA" NON-AMT + .575% (2)(3)      06/01/2025             15,000
                                                                                                              --------
                                                                                                               141,230
                                                                                                              --------
SENIOR NOTES (UNSECURED)
Medium Term Notes . . . . . . . . . .      N/A                     6.22%                   12/31/99             16,000
Medium Term Notes . . . . . . . . . .      N/A                 LIBOR + .25%              03/03/2000             30,000
Northwestern Mutual Life  . . . . . .      N/A                     8.21%                 06/07/2000             30,000
Medium Term Notes . . . . . . . . . .      N/A                     7.02%                 04/02/2001             37,000
Northwestern Mutual Life  . . . . . .      N/A                     8.37%                 06/07/2002             20,000
Senior Notes  . . . . . . . . . . . .      N/A                     7.25%                 10/01/2003            100,000
Medium Term Notes . . . . . . . . . .      N/A                     7.30%                 04/01/2004             13,000
Medium Term Notes . . . . . . . . . .      N/A                     6.69%                 09/22/2004             10,000
Medium Term Notes . . . . . . . . . .      N/A                     6.78%                 09/22/2005             25,000
Senior Notes  . . . . . . . . . . . .      N/A                     7.50%                 10/01/2006             25,000
                                                                                                              --------
                                                                                                               306,000
                                                                                                              --------
LINES OF CREDIT (UNSECURED)
Revolver  . . . . . . . . . . . . . .      N/A     LIBOR + .675% or prime minus.25%(5)   05/01/2000            170,000
Bridge Loan . . . . . . . . . . . . .      N/A                 LIBOR + .92%                 5/20/98            132,000
Cash Management Line  . . . . . . . .      N/A       LIBOR + .675 % or prime minus.25%      6/26/98             20,000
                                                                                                              --------
                                                                                                               322,000
                                                                                                              --------
TOTAL . . . . . . . . . . . . . . . .                                                                         $821,209
                                                                                                              ========

--------------
(1) All of the debt can be prepaid at any time, subject to certain prepayment penalties. All dates listed are final maturity dates assuming the exercise of any available extension option by the Company.
(2) Bond financed (interest rate on bonds plus credit enhancement fees).

(3) These bonds are cross collateralized and are also secured by Post Vista, Post Lake (Orlando) and Post F&M Villages for which the Company has economically defeased their respective bond indebtedness.
(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(5) Represents stated rate. The Company may also make "money market' loans of up to $100,000 at rates below the stated rate.
(6) Rate reduced to LIBOR + .75% effective January 14, 1998.

Other Activities
On May 7, 1996, the Company reacquired three contiguous Atlanta apartment communities, containing 810 units, which the Company developed in the early 1980's and managed under the Post(R) brand name through mid-1993. The Company is operating this as one community under the name Post Creek(R).

On July 19, 1996, the Company sold a community located in Florida, containing 180 units. On May 22, 1997, the Company sold another community located in Florida, containing 416 units. The sale of these communities is consistent with the Company's strategy of selling communities when the market demographics for a community are no longer consistent with the Company's existing ownership strategy.

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

Acquisition of assets and community improvement expenditures for the year ended December 31, 1997 and 1996 are summarized as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                             1997                              1996
                                                                        ---------------                 ---------------
New community development and acquisition activity ..................   $       218,111                 $       173,328
Revenue generating additions and improvements
        Property renovations ........................................             5,532                             509
        Submetering of water service.................................             2,636                              --
Nonrecurring capital expenditures
        Vehicle access control gates.................................               115                              66
        Other community additions and improvements...................               490                           1,363
Recurring capital expenditures
        Carpet replacements..........................................             1,617                           1,087
        Other community additions and improvements ..................             2,058                           1,874
        Corporate additions and improvements.........................             3,220                             820
                                                                        ---------------                 ---------------
                                                                        $       233,779                 $       179,047
                                                                        ===============                 ===============

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

YEAR 2000 ISSUE

In 1997, the Company implemented an integrated accounting software package that is Year 2000 compatible. The Company intends to upgrade its property management software to a Year 2000 compliant version of its existing software in 1998.
The Company has not yet determined whether other Year 2000 issues will affect its operations. However, management does not believe the cost related to undetermined issues will have a material effect on its financial results.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to Consolidated Financial Statements.

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

FFO and CAD for the years ended December 31, 1997, 1996 and 1995 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            1997           1996              1995
                                                                        -----------     -----------       ----------
Net income available to common shareholders . . . . . . . . . . . . .   $    49,965     $    42,406       $   29,118
Extraordinary item, net of minority interest. . . . . . . . . . . . .            75              --              870
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .        11,131           9,984            8,429
 Net gain on sale of assets   . . . . . . . . . . . . . . . . . . . .        (3,270)           (854)          (1,746)
 Loss on relocation of corporate office   . . . . . . . . . . . . . .         1,500              --               --
                                                                        -----------     -----------       ----------
 Adjusted net income  . . . . . . . . . . . . . . . . . . . . . . . .        59,401          51,536            36,671
 Depreciation of real estate assets   . . . . . . . . . . . . . . . .        27,991          22,676            20,127
                                                                        -----------     -----------       -----------
Funds from Operations (1) . . . . . . . . . . . . . . . . . . . . . .        87,392          74,212            56,798
 Recurring capital expenditures (2)   . . . . . . . . . . . . . . . .        (3,675)         (2,961)           (1,700)
Non-recurring capital expenditures (3)  . . . . . . . . . . . . . . .          (605)         (1,429)             (428)
 Loan amortization payments   . . . . . . . . . . . . . . . . . . . .          (179)           (228)             (199)
                                                                        -----------     -----------       -----------
Cash Available for Distribution . . . . . . . . . . . . . . . . . . .   $    82,933     $    69,594       $    54,471
                                                                        ===========     ===========       ===========

Revenue generating capital expenditures (4) . . . . . . . . . . . . .   $     8,168     $       509       $      (859)
                                                                        ===========     ===========       ===========
Cash Flow Provided From (Used In):
 Operating activities   . . . . . . . . . . . . . . . . . . . . . . .   $   109,554     $    78,966       $    57,362
 Investing activities   . . . . . . . . . . . . . . . . . . . . . . .   $  (208,377)    $  (166,762)      $  (114,531)
 Financing activities   . . . . . . . . . . . . . . . . . . . . . . .   $   109,469     $    79,021       $    60,885

Weighted average common shares outstanding - basic  . . . . . . . . .    23,664,044      21,787,648        18,382,299
                                                                        ===========     ===========       ===========
Weighted average common shares outstanding - diluted  . . . . . . . .    23,887,906      21,879,248        18,387,894
                                                                        ===========     ===========       ===========

Weighted average common shares and Units outstanding - basic  . . . .    28,880,928      26,917,723        23,541,639
                                                                        ===========     ===========       ===========
Weighted average common shares and Units outstanding - diluted  . . .    29,104,790      27,009,323        23,547,234
                                                                        ===========     ===========       ===========

(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $1,617, $1,087 and $897 of carpet replacement and $2,058, $1,874 and $803 of other community additions and improvements to existing communities for the years ended December 31, 1997, 1996 and 1995, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $3,220, $820 and $1,267 are excluded from the calculation of CAD for the years ended December 31, 1997, 1996 and 1995, respectively.
(3) Non-recurring capital expenditures consisted of the additions of vehicle access control gates to communities of $115, $66 and $428 and other community additions and improvements of $490, $1,363 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.
(4) Revenue generating capital expenditures included a major renovation of communities in the amount of $5,532, $509 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively, and submetering of water service to communities in the amount of $2,636 for the year ended December 31, 1997, and construction of garages on certain communities in the amount of $859 for the year ended December 31, 1995.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended. Forward - looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the following: (i) local market conditions, (ii) governmental laws and regulations related to the Company's REIT status, housing and the environment, among others, and (iii) general economic conditions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the headings "Election of Directors" entitled "Nominee for Election -- New Director," "Nominees for Election -- Term Expiring 1998," "Incumbent Directors -- Term Expiring 1999," and "Incumbent Directors -- Term Expiring 2000" of the Proxy Statement for Annual Meeting of Shareholders to be held May 8, 1998 (the "Proxy Statement") are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

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

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
 POST PROPERTIES, INC.
 Consolidated Financial Statements:
  Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32

  Consolidated Balance Sheets as of December 31, 1997 and 1996   . . . . . . . . . . . . . . . .        33
  Consolidated Statements of Operations for the Years Ended December 31, 1997,
    1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34
  Consolidated Statements of Shareholders' Equity and Accumulated Earnings (Deficit) for the
    Years Ended December 31, 1997, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . .        35
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
    1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36
  Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .        37


 POST APARTMENT HOMES, L.P.
 Consolidated Financial Statements:
  Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        50
  Consolidated Balance Sheets as of December 31, 1997 and 1996   . . . . . . . . . . . . . . . .        51
  Consolidated Statements of Operations for the Years Ended December 31, 1997,
    1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        52

  Consolidated Statements of Partners' Equity for the Years Ended December 31, 1997,
    1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        53
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
    1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        54
  Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .        55

 Schedule III:
  Consolidated Real Estate and Accumulated Depreciation  . . . . . . . . . . . . . . . . . . . .        68

All other schedules are omitted because they are not applicable or not required.


 POST PROPERTIES, INC. -- 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
 Financial Statements:                                                                              PAGE
   Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        71

   Statement of Net Assets Available for Plan Benefits as of December 31, 1997 and 1996  . . . .        72
   Statement of Changes in Net Assets Available for Plan Benefits for the years ended
     December 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        73
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        74

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Post Properties, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 31 present fairly, in all material respects, the financial position of Post Properties, Inc. at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Post Properties, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Atlanta, Georgia
March 20, 1998

                             POST PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                   DECEMBER 31,
                                                                                            ----------------------------
                                                                                                1997           1996
                                                                                            -------------  -------------
 ASSETS
  Real estate assets

    Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  234,011    $  150,072
    Building and improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,255,118       730,518
    Furniture, fixtures and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .         89,251        74,120
    Construction in progress   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        342,071       140,437
    Land held for future development   . . . . . . . . . . . . . . . . . . . . . . . . .         15,560        14,195
                                                                                             ----------    ----------
                                                                                              1,936,011     1,109,342
    Less: accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . .       (201,095)     (177,672)
                                                                                             ----------    ----------
      Real estate assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,734,916       931,670
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,879           233
  Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,542         1,148

  Deferred charges, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,629         9,459
  Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,597        16,165
                                                                                             ----------    ----------
         Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,780,563    $  958,675
                                                                                             ==========    ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  821,209    $  434,319

  Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,505         4,264
  Dividend and distribution payable  . . . . . . . . . . . . . . . . . . . . . . . . . .         21,327        14,659
  Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . .         53,101        17,915
  Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . . . . . . .          8,117         5,084
                                                                                             ----------    ----------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        911,259       476,241
                                                                                             ----------    ----------
  Minority interest of unitholders in Operating Partnership  . . . . . . . . . . . . . .        112,384        83,441
                                                                                             ----------    ----------
  Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Shareholders' equity
    Preferred stock, $.01 par value, 20,000,000
     authorized, 3,000,000 shares issued and outstanding   . . . . . . . . . . . . . . .             30            10
    Common stock, $.01 par value, 100,000,000
     authorized, 30,626,592 and 21,922,393 shares
     issued and outstanding at December 31, 1997
     and December 31, 1996, respectively   . . . . . . . . . . . . . . . . . . . . . . .            306           219

    Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        756,584       398,764
    Accumulated earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            --
                                                                                             ----------    ----------
         Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .        756,920       398,993
                                                                                             ----------    ----------
         Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . . . .     $1,780,563    $  958,675
                                                                                             ==========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------------
                                                                                 1997              1996           1995
                                                                              ----------        ----------     ----------
 REVENUES
  Rental   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  186,126        $  158,618     $  133,817
Property management - third party. . . . . . . . . . . . . . . . . . .             2,421             2,828          2,764
Landscape services - third party . . . . . . . . . . . . . . . . . . .             5,120             4,834          4,647
   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                89               326            593
      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,360             4,969          2,884
                                                                              ----------        ----------     ----------
         Total revenue . . . . . . . . . . . . . . . . . . . . . . . .           200,116           171,575        144,705
                                                                              ----------        ----------     ----------
 EXPENSES
  Property operating and maintenance (exclusive of items
   shown separately below)   . . . . . . . . . . . . . . . . . . . . .            67,519            58,202         49,912
  Depreciation (real estate assets)  . . . . . . . . . . . . . . . . .            27,991            22,676         20,127
  Depreciation (non-real estate assets)  . . . . . . . . . . . . . . .             1,057               927            692
  Property management  . . . . . . . . . . . . . . . . . . . . . . . .             1,956             2,055          2,166
  Landscape services   . . . . . . . . . . . . . . . . . . . . . . . .             4,284             3,917          3,950
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            24,658            22,131         22,698
  Amortization of deferred loan costs  . . . . . . . . . . . . . . . .               980             1,352          1,967
  General and administrative   . . . . . . . . . . . . . . . . . . . .             7,363             7,716          6,071
  Minority interest in consolidated property partnership   . . . . . .                --                --            451
                                                                              ----------        ----------     ----------
         Total expenses  . . . . . . . . . . . . . . . . . . . . . . .           135,808           118,976        108,034
                                                                              ----------        ----------     ----------
   Income before net gain on sale of assets, loss on relocation of corporate office, minority interest of unitholders in
   Operating Partnership and extraordinary item  . . . . . . . . . . .            64,308            52,599         36,671
   Net gain on sale of assets    . . . . . . . . . . . . . . . . . . .             3,270               854          1,746
   Loss on relocation of corporate office  . . . . . . . . . . . . . .            (1,500)               --             --
   Minority interest of unitholders in Operating Partnership   . . . .           (11,131)           (9,984)        (8,429)
                                                                              ----------        ----------     ----------
   Income before extraordinary item  . . . . . . . . . . . . . . . . .            54,947            43,469         29,988
   Extraordinary item, net of minority interest of unitholders
   in Operating Partnership  . . . . . . . . . . . . . . . . . . . . .               (75)               --          (870)
                                                                              ----------        ----------     ----------
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54,872            43,469         29,118
   Dividends to preferred shareholders   . . . . . . . . . . . . . . .            (4,907)           (1,063)            --
                                                                              ----------        ----------     ----------
   Net income available to common shareholders   . . . . . . . . . . .        $   49,965        $   42,406     $   29,118
                                                                              ==========        ==========     ==========
 EARNINGS PER COMMON SHARE - BASIC
   Income before extraordinary item (net of preferred dividends)   . .        $     2.11        $     1.95     $     1.63
   Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . .                --                --          (0.05)
                                                                              ----------        ----------     ----------
   Net income available to common shareholders   . . . . . . . . . . .        $     2.11        $     1.95     $     1.58
                                                                              ==========        ==========     ==========
   Weighted average common shares outstanding  . . . . . . . . . . . .        23,664,044        21,787,648     18,382,299
                                                                              ==========        ==========     ==========
   Dividends declared  . . . . . . . . . . . . . . . . . . . . . . . .        $     2.38        $     2.16     $     1.96
                                                                              ==========        ==========     ==========
 EARNINGS PER COMMON SHARE - DILUTED
   Income before extraordinary item (net of preferred dividends)   . .        $     2.09        $     1.94     $     1.63
   Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . .                --                --          (0.05)
                                                                              ----------        ----------     ----------
   Net income available to common shareholders   . . . . . . . . . . .        $     2.09        $     1.94     $     1.58
                                                                              ==========        ==========     ==========
   Weighted average common shares outstanding  . . . . . . . . . . . .        23,887,906        21,879,248     18,387,894
                                                                              ==========        ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                         ACCUMULATED EARNINGS (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                                                                                      ACCUMULATED
                                                             PREFERRED      COMMON         PAID-IN     EARNINGS/
                                                               SHARES       SHARES         CAPITAL     (DEFICIT)            TOTAL
                                                             ---------     ---------      --------     ---------          --------
 SHAREHOLDERS' EQUITY AND
   ACCUMULATED EARNINGS (DEFICIT),
   DECEMBER 31, 1994   . . . . . . . . . . . . . . . .         $ --          $172        $ 256,377     $ (16,353)         $240,196
   Proceeds of Third Offering, net of underwriting
     discount and offering costs of $6,501   . . . . .           --            37          105,241            --           105,278
   Adjustment for minority interest of unitholders in
     Operating Partnership at date
     of Third Offering   . . . . . . . . . . . . . . .           --            --          (10,598)           --           (10,598)
   Proceeds from Dividend Reinvestment Plan  . . . . .           --             6           16,165            --            16,171
   Conversion of Units to shares   . . . . . . . . . .           --             1               --            (1)               --
   Net income  . . . . . . . . . . . . . . . . . . . .           --            --               --        29,118            29,118
   Dividends declared and paid   . . . . . . . . . . .           --            --          (22,071)       (3,897)          (25,968)
   Dividends declared  . . . . . . . . . . . . . . . .           --            --           (1,706)       (8,867)          (10,573)
                                                               ----          ----        ---------     ---------          --------
 SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1995  . . . . . . . . . . . . . . . . .           --           216          343,408            --           343,624
   Proceeds from Preferred Shares, net of
     underwriting discount and offering
     costs of $1,387   . . . . . . . . . . . . . . . .           10            --           48,603            --            48,613
   Acquisition of real estate through issuance of
     Units   . . . . . . . . . . . . . . . . . . . . .           --            --            5,091            --             5,091
   Proceeds from Dividend Reinvestment and
     Employee Stock Purchase Plans   . . . . . . . . .           --             2            9,032            --             9,034
   Conversion of Units to shares   . . . . . . . . . .           --             1              (1)            --                --
   Adjustment for minority interest of
     unitholders in Operating Partnership
     at dates of capital transactions  . . . . . . . .           --            --           (2,680)           --            (2,680)
   Net income  . . . . . . . . . . . . . . . . . . . .           --            --               --        43,469            43,469
   Dividends to preferred shareholders   . . . . . . .           --            --               --        (1,063)           (1,063)
   Dividends declared and paid to common
     shareholders  . . . . . . . . . . . . . . . . . .           --            --           (3,549)      (31,708)          (35,257)
   Dividends declared to common shareholders   . . . .           --           --            (1,140)      (10,698)          (11,838)
                                                               ----          ----        ---------     ---------          --------
 SHAREHOLDERS' EQUITY AND
   ACCUMULATED EARNINGS
   DECEMBER 31, 1996   . . . . . . . . . . . . . . . .           10           219          398,764            --           398,993
                                                               ----          ----        ---------     ---------          --------
   Proceeds from Preferred Shares,
     net of underwriting discount and
     offering costs of $1,709  . . . . . . . . . . . .           20            --           48,271            --            48,291
   Common shares issued in connection
     with Merger   . . . . . . . . . . . . . . . . . .           --            84          338,269            --           338,353
   Proceeds from Dividend Reinvestment and
     Employee Stock Purchase Plans   . . . . . . . . .           --             2            9,128            --             9,130
   Conversion of Units to shares   . . . . . . . . . .           --             1               (1)           --                --
   Adjustment for minority interest of
     unitholders in Operating Partnership
     at dates of capital transactions  . . . . . . . .           --            --          (30,245)           --           (30,245)
   Net income  . . . . . . . . . . . . . . . . . . . .           --            --               --        54,872            54,872
   Dividends to preferred shareholders   . . . . . . .           --            --               --        (4,907)           (4,907)
   Dividends declared and paid to common
     shareholders  . . . . . . . . . . . . . . . . . .           --            --           (3,273)      (36,073)          (39,346)
   Dividends declared to common shareholders   . . . .           --            --           (4,329)      (13,892)          (18,221)
                                                               ----          ----        ---------     ---------          --------
 SHAREHOLDERS' EQUITY AND
   ACCUMULATED EARNINGS
   DECEMBER 31, 1997   . . . . . . . . . . . . . . . .         $ 30          $306        $ 756,584     $      --          $756,920
                                                               ====          ====        =========     =========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                -------------------------------------------
                                                                                    1997             1996            1995
                                                                                 ---------         --------       ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  54,872         $ 43,469       $ 29,118

  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Minority interest of unitholders in Operating Partnership  . . . . . . . . .      11,131            9,984          8,175
  Net gain on sale of assets   . . . . . . . . . . . . . . . . . . . . . . . .      (3,270)            (854)        (1,746)
  Loss on relocation of corporate office   . . . . . . . . . . . . . . . . . .       1,500               --             --
  Extraordinary item, net of minority interest of unitholders in
    Operating Partnership  . . . . . . . . . . . . . . . . . . . . . . . . . .          75               --             --
  Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,048           23,603         20,819
  Write-off of deferred financing costs  . . . . . . . . . . . . . . . . . . .         (93)              --          1,120
  Amortization of deferred loan costs  . . . . . . . . . . . . . . . . . . . .         980            1,352          1,967
  Changes in assets, (increase) decrease in:
    Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (394)              (2)         7,211
    Organization costs and other deferred charges  . . . . . . . . . . . . . .          --            1,589            (90)
    Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,797           (3,281)        (9,122)
  Changes in liabilities, increase (decrease) in:
    Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . .       2,172              299         (1,171)
    Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . .       1,341            2,089            868

    Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . .         395              718            213
                                                                                 ---------         --------       --------
  Net cash provided by operating activities  . . . . . . . . . . . . . . . . .     109,554           78,966         57,362
                                                                                 ---------         --------       --------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Construction and acquisition of real estate assets,
    net of payables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (190,810)        (168,885)      (117,120)
  Proceeds from sale of assets   . . . . . . . . . . . . . . . . . . . . . . .      25,402           12,285         22,645
  Acquisition of Columbus Realty Trust, net of cash acquired   . . . . . . . .     (17,734)               --      --
  Capitalized interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .      (9,567)          (4,443)        (5,653)
  Recurring capital expenditures   . . . . . . . . . . . . . . . . . . . . . .      (3,675)          (2,961)        (1,700)
  Corporate capital expenditures   . . . . . . . . . . . . . . . . . . . . . .      (3,220)            (820)        (1,267)
  Non-recurring capital expenditures   . . . . . . . . . . . . . . . . . . . .        (605)          (1,429)          (428)
  Revenue generating capital expenditures  . . . . . . . . . . . . . . . . . .      (8,168)            (509)          (859)
  Purchase of minority interests in property partnerships  . . . . . . . . . .          --               --        (10,149)
                                                                                 ---------         --------       --------
  Net cash used in investing activities  . . . . . . . . . . . . . . . . . . .    (208,377)        (166,762)      (114,531)
                                                                                 ---------         --------       --------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of financing costs   . . . . . . . . . . . . . . . . . . . . . . . .      (4,208)          (3,986)        (4,614)
  Debt proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     688,564          236,833        362,196
  Debt payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (564,085)        (277,233)      (374,522)
  Offering proceeds, net of underwriters discount and offering costs   . . . .          --          123,438        105,278
  Proceeds from Preferred Shares   . . . . . . . . . . . . . . . . . . . . . .      48,291           48,613             --
  Proceeds from Dividend Reinvestment Plan   . . . . . . . . . . . . . . . . .       9,130            9,034         16,171
  Capital distributions to unitholders   . . . . . . . . . . . . . . . . . . .     (12,132)         (10,785)       (9,919)
  Dividends paid to preferred shareholders   . . . . . . . . . . . . . . . . .      (4,907)          (1,063)            --
  Dividends paid to common shareholders  . . . . . . . . . . . . . . . . . . .     (51,184)         (45,830)       (33,705)
                                                                                 ---------         --------       --------
  Net cash provided by financing activities  . . . . . . . . . . . . . . . . .     109,469           79,021         60,885
                                                                                 ---------         --------       --------
  Net increase (decrease) in cash and cash equivalents   . . . . . . . . . . .      10,646           (8,775)         3,716
  Cash and cash equivalents, beginning of period   . . . . . . . . . . . . . .         233            9,008          5,292
                                                                                 ---------         --------       --------
  Cash and cash equivalents, end of period   . . . . . . . . . . . . . . . . .    $ 10,879         $    233       $  9,008
                                                                                 =========         ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND FORMATION OF THE COMPANY

ORGANIZATION AND FORMATION OF THE COMPANY

Post Properties, Inc. (the "Company") through its majority owned subsidiary, Post Apartment Homes, L.P. (the "Operating Partnership") currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Northern Virginia, Nashville, Houston, Denver and Charlotte metropolitan areas. At December 31, 1997, approximately 53.1% and 23.2% (on a unit basis) of the Company's communities are located in the Atlanta and Dallas metropolitan areas, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 2 related to the acquisition of Columbus Realty Trust. Since units can be redeemed for shares of the Company on a one-for- one basis at the Company's option, minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average of shares and units outstanding during the period.

Certain items in the Consolidated Financial Statements were reclassified for comparative purposes.

ACCOUNTING CHANGES

In the fourth quarter of 1997, the company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share," which requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. All prior period EPS data presented in the consolidated financial statements was restated in accordance with the provisions of this statement.

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosing comprehensive income and its components. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As of December 31, 1997, the Company had no items of other comprehensive income and, as a result; management does not believe this statement will result in significant changes to its current disclosures.

In the first quarter of 1998, the Company is required to adopt SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in its interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief decision maker in deciding how to allocate resources and in assessing performance. FAS No. 131 also allows the aggregation of segments which meet certain criteria. Management believes its current disclosure contained within the "Management's Discussion on Analysis of Financial Condition and Results of Operations" section of its interim reports on SEC Form 10Q and annual report on SEC Form 10K as well as its Annual Report comply with most of the requirements of SFAS 131. As a result, management does not believe the adoption of SFAS 131 will significantly affect its financial statement disclosures.

REAL ESTATE ASSETS AND DEPRECIATION

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements -- 20-40 years; furniture, fixtures and equipment -- 5 - 10 years).

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

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (including capitalized amounts of $9,567, $4,443 and $5,653 during 1997, 1996 and 1995, respectively, and interest rate protection receipts of $296, $830 and $1,539 during 1997, 1996 and 1995, respectively) aggregated $39,815, $31,563 and $28,343 for the years ended December 31, 1997, 1996 and 1995, respectively.

DERIVATIVES

The Company may enter into various treasury lock arrangements from time to time in anticipation of a specific debt transaction. These arrangements are used to manage the Company's exposure to fluctuations in interest rates. The Company does not utilize these arrangements for trading or speculative purposes. These arrangements, considered qualifying hedges, are not recorded in the financial statements until the debt transaction is consummated and the arrangement is settled. The proceeds or payments resulting from the settlement of the arrangement are deferred and amortized over the life of the debt as an adjustment to interest expense.

As of December 31, 1997, the Company had entered into nine treasury locks arrangements with various financial institutions with an aggregate notional amount of $200,000. The notional amounts are used to measure the proceeds to be received or payments to be made upon settlement of the arrangement and do not represent the amount of exposure to credit loss. The counterparties to these arrangements are various financial institutions of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible. The arrangements are tied to treasury bills ranging from 5-10 year terms and yields of 6.051% to 6.327%. At December 31, 1997, the expected cost to settle these arrangements was approximately $5,300.

Premiums paid to purchase interest rate protection agreements are capitalized and amortized over the terms of those agreements using the interest method. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the interest rate protection agreements are accrued as a reduction of interest expense.

PER SHARE DATA

Basic earnings per common share with respect to the Company for the years ended December 31, 1997, 1996 and 1995 is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of shares outstanding during the period and includes the effect of the potential issuance of additional shares if stock options were exercised or converted into common stock.

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

2.  ACQUISITION OF COLUMBUS REALTY TRUST

On October 24, 1997, Columbus Realty Trust ("Columbus") a Texas real estate investment trust, was merged into a wholly owned subsidiary of the Company (the "Merger"). At the time of the Merger, Columbus was operating 26 completed communities containing 6,296 apartment units and had an additional 5 communities under development that will contain 1,243 apartment units upon completion located in Dallas and Houston, Texas. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into
 .615 shares of common stock of the Company, which resulted in the issuance of approximately 8.4 million shares of common stock of the Company. The total purchase price including liabilities assumed was $643,268. The Merger was accounted for as a purchase. Under the purchase method of accounting, the assets acquired and liabilities assumed of Columbus were recorded at their estimated fair market values and its results of operations have been included in the accompanying consolidated statements of operations from the date of the acquisition, October 24, 1997, through year-end. Unaudited, supplemental pro-forma information, assuming the acquisition had occurred on January 1, 1996, is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                      ---------------------------
                                                                           1997           1996
                                                                      -----------      ----------
                     Total revenue . . . . . . . . . . . . . . . . .  $  247,295       $  219,238
                     Net income available to common
                        shareholders before extraordinary items  . .      60,242           54,071
                     Net income available to common
                       shareholders  . . . . . . . . . . . . . . . .      60,167           54,071

                     Earnings per share available to common
                     shareholders - basic  . . . . . . . . . . . . .  $     1.99       $     1.79
                     Earnings per share available to common
                       shareholders - diluted  . . . . . . . . . . .  $     1.96       $     1.77


3.  DEFERRED CHARGES

Deferred charges consist of the following:



                                                                               DECEMBER 31,
                                                                      ---------------------------
                                                                           1997          1996
                                                                      -----------     -----------
                     Deferred financing costs  . . . . . . . . . . .  $   20,131      $   18,915
                     Other . . . . . . . . . . . . . . . . . . . . .       2,822           1,156
                                                                      ----------      ----------
                                                                          22,953          20,071

                     Less: accumulated amortization  . . . . . . . .     (10,324)        (10,612)
                                                                      ----------      ----------
                                                                      $   12,629      $    9,459
                                                                      ==========      ==========

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  NOTES PAYABLE

The Company's indebtedness consists of the following:

                                                                                            DECEMBER 31,
                                                                                -------------------------------------
                                                                                     1997                   1996
                                                                                --------------         --------------
                             Tax-exempt fixed rate bond indebtedness
                             (secured) . . . . . . . . . . . . . . . . . . .     $  13,298              $  64,758
                             Conventional fixed rate (secured) . . . . . . .        16,956                 21,881

                             Conventional floating rate (secured)  . . . . .        21,725                 14,400
                             Tax-exempt floating rate bond indebtedness
                             (secured) . . . . . . . . . . . . . . . . . . .       141,230                 84,280
                             Senior notes (unsecured)  . . . . . . . . . . .       306,000                225,000

                             Lines of credit (unsecured) . . . . . . . . . .       322,000                 24,000
                                                                                 ---------              ---------
                             Total . . . . . . . . . . . . . . . . . . . . .     $ 821,209              $ 434,319
                                                                                 =========              =========

CONVENTIONAL MORTGAGES PAYABLE

Conventional mortgages payable were comprised of seven and three loans at December 31, 1997 and 1996, respectively, each of which is collateralized by an apartment community included in real estate assets. The mortgages payable are generally due in monthly installments of interest only and mature at various dates through 2014. The interest rates on the fixed rate mortgages payable ranged from 7.375% to 10.00% at December 31, 1997. At December 31, 1997, the interest rates on the variable rate mortgages payable were at a range from 1.65% to 1.90% above the London Interbank Offered Rate ("LIBOR"). At December 31, 1997, LIBOR ranged from 5.72% to 5.97% for one, three, six, and twelve month indices.

TAX-EXEMPT BOND INDEBTEDNESS

Certain of the apartment communities are encumbered to secure tax-exempt housing bonds. Such bonds are generally payable in monthly or semi-annual installments of interest only and mature at various dates through 2025. The interest rate on the fixed rate bond payable was 7.50% at December 31, 1997. Floating rate indebtedness reissued in 1995 through 1997, bears interest at the "AAA" non-AMT tax exempt rate, set weekly, which was 3.80% at December 31, 1997 (average of 3.67% for 1997). With respect to such bonds, the Company pays certain credit enhancement fees of .575% of the amount of such bonds or the amount of such letters of credit, as the case may be.

On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement for such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for eleven bond issues, aggregating $141,230, which were concurrently reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $94,650 ($81,352 of which is currently defeased) with respect to four other bond issues which mature and may be refunded during 1998. Under this agreement, on January 1, 1997, the Post F&M Villages, Post Vista and Post Lake (Orlando) bonds were refunded in the amount of $76,000 (all of which had previously been defeased), with issues enhanced by FNMA and maturing on June 1, 2025. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

DEBT DEFEASED

The Company applied a portion of the net proceeds of its equity offerings in 1993 and 1994 to pay in full thirteen fixed rate obligations totaling $132,470 and economically defease in full six tax exempt bond financings totaling $52,700. In addition, the Company paid $43,108 to partially prepay eleven variable rate obligations and $51,956 to economically defease portions of eight tax exempt bond financings. The above amounts do not include aggregate prepayment penalties and defeasance escrow requirements in excess of principal defeased of $18,077. The balance of debt fully or partially economically defeased aggregated $81,352 at December 31, 1997.

LINES OF CREDIT

In December 1997, the Company added two banks to its syndicated line of credit (the "Revolver"), increasing its capacity from $180,000 to $200,000. The Revolver matures on May 1, 2000 and borrowings currently bear interest at LIBOR plus .675% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short term funds up to $100,000 (increased in December 1997 from $90,000) at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

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

On November 21, 1997, the Company closed on an aggregrate of $132,000 in bridge loans (the "Bridge Loan") with three commercial banks. These notes bear interest at LIBOR plus 1.04% for the first 30 days. From December 21, 1997 through maturity on May 20, 1998, these notes bear interest of LIBOR plus .92%. Proceeds from these notes were used to pay down debt assumed in the Merger. On February 20, 1998, the Company sold 3.5 million shares of common stock. Net proceeds from this offering of $129.5 million were used to pay in full the Bridge Loan and to repay other outstanding indebtedness.

At December 31, 1997, the outstanding balances on the Revolver, Bridge Loan and Cash Management Line were $170,000, $132,000 and $20,000, respectively.

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

MEDIUM TERM NOTES

On January 29, 1997, the Company established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from the date of issue (the "MTNs"). On October 20, 1997, the Company increased the amount available under this program to $344 million.

The following table sets forth MTNs issued and outstanding as of December 31, 1997:

            ISSUE                                               INTEREST                  MATURITY
            DATE                     AMOUNT                       RATE                      DATE
      ----------------             ----------               ---------------              ----------
      March 3, 1997                $   30,000               LIBOR plus .25%              03/03/2000
      March 31, 1997                   37,000                    7.02%                   04/02/2001
      March 31, 1997                   13,000                    7.30%                   04/01/2004
      September 22, 1997               10,000                    6.69%                   09/22/2004
      September 22, 1997               25,000                    6.78%                   09/22/2005
      September 26, 1997               16,000                    6.22%                    12/31/99
                                   ----------
                                   $  131,000
                                   ==========

Proceeds from the MTNs were used to (i) prepay certain outstanding notes and
(ii) paydown existing indebtedness outstanding under the Company's revolving line of credit (the "Revolver").

The aggregate maturities of the above conventional mortgages payable, tax-exempt bond indebtedness, lines of credit and senior unsecured notes (after giving effect to the refunding of the Post F&M Villages, Post Vista and Post Lake (Orlando) bonds and the issuance of the MOPPRS(SM)) are as follows:

                           1998  . . . . . . . . . . . . . . . . . . . . . . . . .  $  165,048
                           1999  . . . . . . . . . . . . . . . . . . . . . . . . .      37,725
                           2000  . . . . . . . . . . . . . . . . . . . . . . . . .     130,000
                           2001  . . . . . . . . . . . . . . . . . . . . . . . . .      40,010
                           2002  . . . . . . . . . . . . . . . . . . . . . . . . .      20,000
                           Thereafter  . . . . . . . . . . . . . . . . . . . . . .     428,426
                                                                                    ----------
                                                                                    $  821,209
                                                                                    ==========

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

MandatOry Par Put Remarketed Securities
On March 12, 1998, the Operating Partnership issued $100 million of 6.85% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)"). The net proceeds from the MOPPRS(SM) were used to repay outstanding indebtedness. As part of the MOPPRS(SM) structure, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005. The Operating Partnership will have an effective borrowing rate through the remarketing date of approximately 6.59%. In anticipation of the offering, the Company entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS(SM).

PLEDGED ASSETS

The aggregate net book value at December 31, 1997 of property pledged as collateral for indebtedness amounted to approximately $297,763.

EXTRAORDINARY ITEM

The extraordinary item for the year ended December 31, 1997 and 1995 resulted from the write-off of deferred financing costs on the mortgage debt satisfied. The extraordinary item is net of minority interest ($18 and $250) of the unitholders calculated on the basis of weighted average units and common shares outstanding for the year ended December 31, 1997 and 1995, respectively.

5.  INCOME TAXES

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

As of December 31, 1997, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Company's consolidated financial statements by $54,896.

6.  RELATED PARTY TRANSACTIONS

The Company provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 1997, 1996 and 1995, the Company received landscaping fees of $670, $1,391 and $1,758 for such services. These amounts include reimbursements of direct expenses in the amount of $138, $729 and $1,111 which are not included in landscape services revenue; accordingly, these transactions resulted in the Company recording landscape services net fees in excess of direct expenses of $532, $662 and $647 in the accompanying financial statements for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company provides accounting and administrative services to entities controlled by certain executive officers of the Company. Fees under this arrangement aggregated $25, $25 and $32 for the years ended December 31, 1997, 1996 and 1995, respectively.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $326, $363 and $317 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

7.  EMPLOYEE BENEFIT PLANS

The employees of the Company are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Company contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Company contribution, the maximum employee contribution included in the calculation is 3% of salary. Company contributions of $158 and $251 were made in 1997 and 1996, respectively.

During 1995, the Company adopted the Employee Stock Purchase Plan ("ESPP") to encourage stock ownership by eligible directors and employees. To participate in the ESPP, (i) directors must not be employed by the Company or the Operating Partnership and must have been a member of the Board of Directors for at least one month and (ii) an employee must have been employed full or part-time by the Company or the Operating Partnership for at least one month. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined.

8.  DIVIDEND REINVESTMENT PLAN

The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company, for 95% of the market price on the date of purchase.

9.  STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 1997, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, based upon the criteria of APB Opinion 25 no compensation cost is required to be recognized for the Stock Plan and the ESPP. The compensation cost which is required to be charged against income for the Grant Plan was, $209 and $129 for 1997 and 1996, respectively. Had compensation cost for the Company's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             1997        1996        1995
                                                                         -----------  ----------   --------
             Net income available to common
             shareholders                            As reported . . .   $  49,965    $  42,406    $ 29,118
                                                     Pro forma . . . .   $  49,579    $  40,488    $ 28,771


             Net income per common share - basic     As reported . . .   $    2.11    $    1.95    $   1.58
                                                     Pro forma . . . .   $    2.10    $    1.86    $   1.57


             Net income per common share - diluted
                                                     As reported . . .   $    2.09    $    1.94    $   1.58
                                                     Pro forma . . . .   $    2.08    $    1.85    $   1.56

For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 1997, 1996 and 1995, are as follows: dividend yield of 6.5 percent for 1997, 5.4 percent 1996 and 6.2 percent for 1995; expected volatility of 14.5 percent for all years; risk- free interest rates ranging from 5.5 to 5.6 percent for 1997, 5.4 to 5.7 percent for 1996 and 5.5 to 7.3 percent for 1995; and expected lives ranging from 5 to 7 years for all years.

FIXED STOCK OPTION PLANS

Under the Stock Plan, the Company may grant options to its employees and directors for up to 3,500,000 shares of common stock. Of this amount, 550,000 shares are available for grants of restricted stock. Options granted to any key employee or officer cannot exceed 50,000 shares a year. The exercise price of each option equals the market price on the date of grant and all options have a maximum term of ten years from the grant date.

A summary of the status of the Company's Stock Plan as of December 31, 1997 and 1996, changes during the years then ended, and the weighted-average fair value of options granted during the years is presented below:


                                                 1997                    1996                      1995
                                       -------------------------------------------------------------------------
                                                    WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                                     AVERAGE                  AVERAGE                   AVERAGE
                                                    EXERCISE                  EXERCISE                 EXERCISE
                                          SHARES      PRICE       SHARES        PRICE       SHARES       PRICE
                                       ----------  ----------   ----------    ---------   ----------   ----------
FIXED OPTIONS

Outstanding at beginning of year  . .     864,105   $      31    601,366      $     31     353,344     $      31
Granted . . . . . . . . . . . . . . .     243,946          39    310,067            32     251,383            30
Converted in connection with the
Merger  . . . . . . . . . . . . . . .   1,192,230          30         --            --          --            --
Exercised . . . . . . . . . . . . . .     (49,406)         31    (18,993)           31        (361)           28
Forfeited . . . . . . . . . . . . . .     (13,324)         38    (28,335)           31      (3,000)           30
                                        ---------               --------                  --------
Outstanding at end of year  . . . . .   2,237,551          31    864,105            31     601,366            31
                                        =========               ========                  ========
Options exercisable at year-end . . .   2,000,279                797,830                   238,188
                                        =========               ========                  ========
Weighted-average fair value of options
  granted during the year . . . . . .   $    2.85               $   3.47                  $   3.59
                                        =========               ========                  ========

At December 31, 1997, the range of exercise prices for options outstanding was $28 - $41 and the weighted average remaining contractual life was 7 years.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Company is party to two ground leases relating to an operating community with terms expiring in years 2040 and 2043, one ground lease for a community under development with terms expiring in year 2038 and to office, equipment and other operating leases with terms expiring in years 1997 through 2004. Future minimum lease payments for noncancellable land, office, equipment and other leases at December 31, 1997 are as follows:

                           1998  . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,296
                           1999  . . . . . . . . . . . . . . . . . . . . . . . . .      2,186
                           2000  . . . . . . . . . . . . . . . . . . . . . . . . .      1,090
                           2001  . . . . . . . . . . . . . . . . . . . . . . . . .        804
                           2002  . . . . . . . . . . . . . . . . . . . . . . . . .        202
                           2003 and thereafter . . . . . . . . . . . . . . . . . .      6,562

The Company incurred $3,366, $2,172 and $2,034 of rent expense for the years ended December 31, 1997, 1996 and 1995, respectively.

CONTINGENCIES

The Company is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the consolidated balance sheets and statements of operations.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair values of treasury lock arrangements (used for hedging purposes) are estimated by obtaining quotes from an investment broker. At December 31, 1997, there were no carrying amounts related to these arrangements in the consolidated balance sheet. As of December 31, 1997, the expected cost to settle these contracts was approximately $5,300.

Disclosure about fair value of financial instruments are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. EARNINGS PER SHARE

For the years ended December 31, 1997, 1996 and 1995, basic and diluted earnings per common share for income before extraordinary item, net of preferred dividends, and net income available to common shareholders before extraordinary item has been computed as follows:

                                                                                    FOR THE YEAR ENDED 1997
                                                                        ----------------------------------------------
                                                                           INCOME           SHARES         PER-SHARE
                                                                         (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                        ------------     -------------   -------------
 Income before extraordinary item  . . . . . . . . . . . . . . . . .     $   54,947
 Less: Preferred stock dividends . . . . . . . . . . . . . . . . . .         (4,907)
                                                                         ----------

 BASIC EPS
 Income available to common shareholders before extraordinary item .         50,040        23,664,044      $     2.11
                                                                                                           ==========
 EFFECT OF DILUTIVE SECURITIES
 Options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           223,862
                                                                         ----------       -----------
 DILUTED EPS

 Income available to common shareholders + assumed
   conversions before extraordinary item   . . . . . . . . . . . . .     $   50,040        23,887,906      $     2.09
                                                                         ==========       ===========      ==========


                                                                                   FOR THE YEAR ENDED 1996
                                                                        ---------------------------------------------
                                                                           INCOME           SHARES         PER-SHARE
                                                                         (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                        ------------     -------------   -------------
 Income before extraordinary item  . . . . . . . . . . . . . . . . .     $   43,469
 Less: Preferred stock dividends . . . . . . . . . . . . . . . . . .         (1,063)
                                                                         ----------

 BASIC EPS
 Income available to common shareholders before extraordinary item .         42,406        21,787,648      $     1.95
                                                                                                           ==========
 EFFECT OF DILUTIVE SECURITIES
 Options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            91,600
                                                                         ----------       -----------
 DILUTED EPS

 Income available to common shareholders + assumed
   conversions before extraordinary item   . . . . . . . . . . . . .     $   42,406        21,879,248      $     1.94
                                                                         ==========       ===========      ==========


                                                                                     FOR THE YEAR ENDED 1995
                                                                        ----------------------------------------------
                                                                           INCOME           SHARES         PER-SHARE
                                                                         (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                        ------------     -------------   -------------
 Income before extraordinary item  . . . . . . . . . . . . . . . . .     $    29,988
 Less: Preferred stock dividends . . . . . . . . . . . . . . . . . .              --
                                                                         -----------

 BASIC EPS
 Income available to common shareholders before extraordinary item .          29,988       18,382,299      $      1.63
                                                                                                           ===========
 EFFECT OF DILUTIVE SECURITIES
 Options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --            5,595
                                                                         -----------      -----------
 DILUTED EPS

 Income available to common shareholders + assumed
   conversions before extraordinary item   . . . . . . . . . . . . .     $    29,988       18,387,894      $      1.63
                                                                         ===========      ===========      ===========

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 are as follows:

(a) On the date of the Second Offering and Third Offering, holders of 5,401,185 and 5,139,243 Units of the Operating Partnership, respectively, were allocated capital on a pro rata basis in proportion to their Units over total Units outstanding in the Operating Partnership. During 1997, 1996 and 1995, holders of 6,519, 54,400 and 97,201 Units in the Operating Partnership, respectively, exercised their option to convert their units to shares of the Company on a one-for-one basis. During 1996 the Company exercised its option to purchase land in exchange for 138,150 Units of the Operating Partnership. The net effect of the capital allocated to the unitholders of the Operating Partnership on the dates of the offerings, the subsequent conversion of Units of the Operating Partnership to shares of the Company, the adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans and the issuance of Units of the Operating Partnership in exchange for land was a reclassification increasing minority interest and decreasing shareholders' equity in the amount of $30,245, $2,680 and $10,598 for the years ended December 31, 1997, 1996 and 1995, respectively.

(b) The Operating Partnership committed to distribute $21,327, $14,659 and $13,091 for the quarters ended December 31, 1997, 1996 and 1995, respectively. As a result, the Company declared dividends of $18,221, $11,838 and $10,573 for the quarters ended December 31, 1997, 1996 and 1995, respectively. The remaining distributions from the Operating Partnership in the amount of $3,104, $2,821 and $2,518 for the quarters ended December 31, 1997, 1996 and 1995, respectively, are distributed to minority interest unitholders in the Operating Partnership.

(c) The Merger was a stock for stock transaction. In connection with the Merger, the cash and non-cash components were are follows:

                         Fair value of assets acquired . . . . . . . . . . . . .     $   643,268
                            Less:
                            Value of stock issued in exchange for
                            stock of Columbus  . . . . . . . . . . . . . . . . .         338,353
                            Liabilities assumed  . . . . . . . . . . . . . . . .         285,852
                            Cash acquired  . . . . . . . . . . . . . . . . . . .           1,329
                                                                                     -----------
                         Cash component of purchase price, net of
                            cash acquired  . . . . . . . . . . . . . . . . . . .     $    17,734
                                                                                     ===========

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended 1997 and 1996 are as follows:

                                                           YEAR ENDED DECEMBER 31, 1997*
                                                     -------------------------------------------
                                                       FIRST      SECOND     THIRD     FOURTH
                                                     ---------- ---------- ---------- ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues  . . . . . . . . . . . . . . . . . . .  $ 44,566   $46,114    $47,514    $61,922
    Net income before net gain(loss) on sale of
    assets,
      loss on relocation of corporate office, and
      minority interest of unitholders in Operating
      Partnership   . . . . . . . . . . . . . . . .    14,156    14,448     15,783     19,923
    Net gain(loss) on sale of assets                       --     3,512         --       (242)
    Loss on relocation of corporate office  . . . .        --        --         --     (1,500)
    Minority interest of unitholders in Operating
      Partnership   . . . . . . . . . . . . . . . .    (2,515)   (3,236)    (2,811)    (2,569)
    Net income  . . . . . . . . . . . . . . . . . .    11,566    14,724     12,972     15,612
    Dividends to preferred shareholders . . . . . .    (1,063)   (1,062)    (1,062)    (1,720)
    Net income available to common shareholders . .    10,503    13,662     11,910     13,892
    Earnings per common share:
    Net income available to common
      shareholders - basic  . . . . . . . . . . . .      0.48      0.62       0.54       0.49
    Net income available to common
      shareholders - diluted  . . . . . . . . . . .      0.47      0.62       0.53       0.48


                                                           YEAR ENDED DECEMBER 31, 1996*
                                                     --------------------------------------------
                                                       FIRST      SECOND     THIRD     FOURTH
                                                     ---------- ---------- ---------- -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues  . . . . . . . . . . . . . . . . . . .  $ 39,205   $42,578    $ 44,699   $ 44,335
    Net income before net gain on sale of assets
      and minority interest of unitholders in
      Operating Partnership   . . . . . . . . . . .    12,432    12,443      13,423     14,301
    Net gain on sale of assets                             --        --         854         --
    Minority interest of unitholders in Operating
      Partnership   . . . . . . . . . . . . . . . .    (2,386)   (2,360)     (2,696)    (2,542)
    Net income  . . . . . . . . . . . . . . . . . .    10,046    10,083      11,581     11,759
    Dividends to preferred shareholders . . . . . .        --        --          --     (1,063)
    Net income available to common shareholders . .    10,046    10,083      11,581     10,696
    Earnings per common share:
    Net income available to common
      shareholders - basic  . . . . . . . . . . . .      0.46      0.46        0.53
    Net income available to common
      shareholders - diluted  . . . . . . . . . . .      0.46      0.46        0.53       0.48

--------------
* The total of the four quarterly amounts for minority interest of unitholders in Operating Partnership, extraordinary item, net income and earnings per share may not equal the total for the year. These differences result from the use of a weighted average to compute minority interest in the Operating Partnership and average number of shares outstanding.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Post Apartment Homes, L.P.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 31 present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Post Apartment Homes, L.P.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Atlanta, Georgia
March 20, 1998

                           POST APARTMENT HOMES, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                   DECEMBER 31,
                                                                                            ----------------------------
                                                                                                1997           1996
                                                                                            -------------  -------------
 ASSETS
  Real estate assets
    Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   234,011    $  150,072
    Building and improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,255,118       730,518
    Furniture, fixtures and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .         89,251        74,120
    Construction in progress   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        342,071       140,437
    Land held for future development   . . . . . . . . . . . . . . . . . . . . . . . . .         15,560        14,195
                                                                                            -----------    ----------
                                                                                              1,936,011     1,109,342
    Less: accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . .       (201,095)     (177,672)
                                                                                            -----------    ----------
      Operating real estate assets   . . . . . . . . . . . . . . . . . . . . . . . . . .      1,734,916       931,670
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,879           233
  Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,542         1,148

  Deferred charges, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,629         9,459
  Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,597        16,165
                                                                                            -----------    ----------
         Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,780,563    $  958,675
                                                                                            ===========    ==========
 LIABILITIES AND PARTNERS' EQUITY
  Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   821,209    $  434,319
  Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,505         4,264
  Distribution payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,327        14,659
  Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . .         53,101        17,915
  Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . . . . . . .          8,117         5,084
                                                                                            -----------    ----------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        911,259       476,241
                                                                                            -----------    ----------
  Commitments and contingencies  . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Partners' equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        869,304       482,434
                                                                                            -----------    ----------
         Total liabilities and partners' equity  . . . . . . . . . . . . . . . . . . . .    $ 1,780,563    $  958,675
                                                                                            ===========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------
                                                                                 1997           1996          1995
                                                                             -------------- -------------- --------------
 REVENUES
  Rental   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  186,126     $   158,618    $  133,817
  Property management - third party  . . . . . . . . . . . . . . . . . . .        2,421           2,828         2,764
  Landscape services - third party   . . . . . . . . . . . . . . . . . . .        5,120           4,834         4,647
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           89             326           593
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,360           4,969         2,884
                                                                             ----------     -----------    ----------
 Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      200,116         171,575       144,705
                                                                             ----------     -----------    ----------

 Expenses
 Property operating and maintenance (exclusive of items
   shown separately below)   . . . . . . . . . . . . . . . . . . . . . . .       67,519          58,202        49,912
  Depreciation (real estate assets)  . . . . . . . . . . . . . . . . . . .       27,991          22,676        20,127
  Depreciation (non-real estate assets)  . . . . . . . . . . . . . . . . .        1,057             927           692
  Property management  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,956           2,055         2,166
  Landscape services   . . . . . . . . . . . . . . . . . . . . . . . . . .        4,284           3,917         3,950
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,658          22,131        22,698
  Amortization of deferred loan costs  . . . . . . . . . . . . . . . . . .          980           1,352         1,967
  General and administrative   . . . . . . . . . . . . . . . . . . . . . .        7,363           7,716         6,071
  Minority interest in consolidated property partnership   . . . . . . . .           --              --           451
                                                                             ----------     -----------    ----------
    Total expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .      135,808         118,976       108,034
                                                                             ----------     -----------    ----------
  Income before net gain on sale of assets, loss on relocation
   of corporate office, and extraordinary item   . . . . . . . . . . . . .       64,308          52,599        36,671
  Net gain on sale of assets   . . . . . . . . . . . . . . . . . . . . . .        3,270             854         1,746
  Loss on relocation of corporate office   . . . . . . . . . . . . . . . .       (1,500)             --            --
                                                                             ----------     -----------    ----------
  Income before extraordinary item   . . . . . . . . . . . . . . . . . . .       66,078          53,453        38,417
  Extraordinary item   . . . . . . . . . . . . . . . . . . . . . . . . . .          (93)             --        (1,120)
                                                                             ----------     -----------    ----------
  Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       65,985          53,453        37,297
  Distribution to preferred Unitholders  . . . . . . . . . . . . . . . . .       (4,907)         (1,063)           --
                                                                             ----------     -----------    ----------
  Net income available to common Unitholders   . . . . . . . . . . . . . .   $   61,078     $    52,390    $   37,297
                                                                             ==========     ===========    ==========
 EARNINGS PER COMMON UNIT - BASIC
   Income before extraordinary item (net of preferred distributions)   . .   $     2.11     $      1.95    $     1.63
   Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --         (0.05)
                                                                             ----------     -----------    ----------
   Net income available to common Unitholders  . . . . . . . . . . . . . .   $     2.11     $      1.95    $     1.58
                                                                             ----------     ===========    ==========
   Weighted average common Units outstanding   . . . . . . . . . . . . . .   28,880,928      26,917,723    23,541,639
                                                                             ==========     ===========    ==========
   Distributions declared  . . . . . . . . . . . . . . . . . . . . . . . .   $     2.38     $      2.16    $     1.96
                                                                             ==========     ===========    ==========
 EARNINGS PER COMMON UNIT - DILUTED
   Income before extraordinary item (net of preferred distributions)   . .   $     2.09     $      1.94    $     1.63
   Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --         (0.05)
                                                                             ----------     -----------    ----------
   Net income available to common Unitholders  . . . . . . . . . . . . . .   $     2.09     $      1.94    $     1.58
                                                                             ==========     ===========    ==========
   Weighted average common Units outstanding   . . . . . . . . . . . . . .   29,104,790      27,009,323    23,547,234
                                                                             ==========     ===========    ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)




                                                                        GENERAL            LIMITED
                                                                        PARTNER            PARTNERS              TOTAL
                                                                       --------           ---------              -----
 PARTNERS' EQUITY, DECEMBER 31, 1994 . . . . . . . . . . . .           $ 3,527            $ 309,840            $313,367
 Contribution from PPI related to Third Offering . . . . . .             1,053              104,225             105,278

 Contribution from PPI related to Dividend Reinvestment Plan               161               16,010              16,171
 Distributions paid  . . . . . . . . . . . . . . . . . . . .              (335)             (33,198)            (33,533)
 Distributions declared to common Unitholders  . . . . . . .              (131)             (12,960)            (13,091)
 Net income  . . . . . . . . . . . . . . . . . . . . . . . .               373               36,924              37,297
                                                                       -------            ---------            --------
 PARTNERS' EQUITY, DECEMBER 31, 1995 . . . . . . . . . . . .             4,648              420,841             425,489
 Contributions from PPI related to Preferred Shares  . . . .               486               48,127              48,613
 Acquisition of real estate through issuance of Units  . . .                51                5,040               5,091
 Contributions from PPI related to Dividend Reinvestment
   and Employee Stock Purchase Plans . . . . . . . . . . . .                90                8,944               9,034
 Distributions to preferred Unitholders  . . . . . . . . . .               (11)              (1,052)             (1,063)
 Distributions to common Unitholders . . . . . . . . . . . .              (435)             (43,089)            (43,524)
 Distributions declared to common Unitholders  . . . . . . .              (147)             (14,512)            (14,659)
 Net income  . . . . . . . . . . . . . . . . . . . . . . . .               534               52,919              53,453
                                                                       -------            ---------            --------
 PARTNERS' EQUITY, DECEMBER 31, 1996 . . . . . . . . . . . .             5,216              477,218             482,434
 Contributions from PPI related to Preferred Shares  . . . .               483               47,808              48,291
 Common units issued in connection with Merger . . . . . . .             3,384              334,969             338,353
 Contributions from PPI related to Dividend Reinvestment
   and Employee Stock Purchase Plans . . . . . . . . . . . .                91                9,039               9,130
 Distributions to preferred Unitholders  . . . . . . . . . .               (49)              (4,858)             (4,907)
 Distributions to common Unitholders . . . . . . . . . . . .              (487)             (48,172)            (48,659)
 Distributions declared to common Unitholders  . . . . . . .              (213)             (21,110)            (21,323)
 Net income  . . . . . . . . . . . . . . . . . . . . . . . .               660               65,325              65,985
                                                                       -------            ---------            --------
 PARTNERS' EQUITY, DECEMBER 31, 1997 . . . . . . . . . . . .           $ 9,085            $ 860,219            $869,304
                                                                       =======            =========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                                 1997            1996          1995
                                                                            --------------  -------------  -------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    65,985     $    53,453    $   37,297
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Net gain on sale of assets   . . . . . . . . . . . . . . . . . . . . .         (3,270)           (854)       (1,746)
  Loss on relocation of corporate office   . . . . . . . . . . . . . . .          1,500              --            --
  Extraordinary item   . . . . . . . . . . . . . . . . . . . . . . . . .             93              --            --
  Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,048          23,603        20,819
  Write-off of deferred financing costs  . . . . . . . . . . . . . . . .            (93)             --         1,120
  Amortization of deferred loan costs  . . . . . . . . . . . . . . . . .            980           1,352         1,967
  Changes in assets, (increase) decrease in:
    Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . .           (394)             (2)        7,211
    Organization costs and other deferred charges  . . . . . . . . . . .             --           1,589           (90)
    Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,797          (3,281)       (9,122)
  Changes in liabilities, increase (decrease) in:
    Accrued interest payable   . . . . . . . . . . . . . . . . . . . . .          2,172             299        (1,171)
    Accounts payable and accrued expenses  . . . . . . . . . . . . . . .          1,341           2,089           868
    Security deposits and prepaid rents  . . . . . . . . . . . . . . . .            395             718           213
                                                                            -----------     -----------    ----------
  Net cash provided by operating activities  . . . . . . . . . . . . . .        109,554          78,966        57,366
                                                                            -----------     -----------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Construction and acquisition of real estate assets,
    net of payables  . . . . . . . . . . . . . . . . . . . . . . . . . .       (190,810)       (168,885)     (117,120)
  Proceeds from sale of assets   . . . . . . . . . . . . . . . . . . . .         25,402          12,285        22,645
  Acquisition of Columbus Realty Trust, net of cash acquired   . . . . .        (17,734)             --            --
  Capitalized interest   . . . . . . . . . . . . . . . . . . . . . . . .         (9,567)         (4,443)       (5,653)
  Recurring capital expenditures   . . . . . . . . . . . . . . . . . . .         (3,675)         (2,961)       (1,700)
  Corporate capital expenditures   . . . . . . . . . . . . . . . . . . .         (3,220)           (820)       (1,267)
  Non-recurring capital expenditures   . . . . . . . . . . . . . . . . .           (605)         (1,429)         (428)
  Revenue generating capital expenditures  . . . . . . . . . . . . . . .         (8,168)           (509)         (859)
  Purchase of minority interests in property partnerships  . . . . . . .             --              --       (10,149)
                                                                            -----------     -----------    ----------
  Net cash used in investing activities  . . . . . . . . . . . . . . . .       (208,377)       (166,762)     (114,531)
                                                                            -----------     -----------    ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of financing costs   . . . . . . . . . . . . . . . . . . . . .         (4,208)         (3,986)       (4,614)
  Debt proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        688,564         236,833       362,196
  Debt payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (564,085)       (277,233)     (374,523)
  Offering proceeds, net of underwriters discount and offering costs   .             --         123,438       105,278
  Proceeds from contributions from PPI related to Preferred Shares   . .         48,291          48,613            --
  Proceeds from contributions from PPI related to Dividend
    Reinvestment Plan  . . . . . . . . . . . . . . . . . . . . . . . . .          9,130           9,034        16,171
  Capital distributions to preferred Unitholders   . . . . . . . . . . .         (4,907)         (1,063)           --
  Capital distributions to common Unitholders  . . . . . . . . . . . . .        (63,316)        (56,615)      (43,627)
                                                                            -----------     -----------    ----------
  Net cash provided by financing activities  . . . . . . . . . . . . . .        109,469          79,021        60,881
                                                                            -----------     -----------    ----------
  Net increase (decrease) in cash and cash equivalents   . . . . . . . .         10,646          (8,775)        3,716
  Cash and cash equivalents, beginning of period   . . . . . . . . . . .            233           9,008         5,292
                                                                            -----------     -----------    ----------
  Cash and cash equivalents, end of period   . . . . . . . . . . . . . .    $    10,879     $       233    $    9,008
                                                                            ===========     ===========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1.  ORGANIZATION AND FORMATION OF THE COMPANY

ORGANIZATION AND FORMATION OF THE COMPANY

Post Apartment Homes, L.P. (the "Operating Partnership"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for its general partner, Post Properties, Inc. (the "Company"). The Operating Partnership, through its operating divisions and subsidiaries, is the entity through which all of the Company's operations are conducted.

The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the year ended December 31, 1993. A REIT is a legal entity which holds real estate interest and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

The Operating Partnership currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Northern Virginia, Nashville, Houston, Denver and Charlotte metropolitan areas. At December 31, 1997, approximately 53.1% and 23.2% (on a unit basis) of the Operating Partnership communities are located in the Atlanta and Dallas metropolitan areas, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 2 related to the acquisition of Columbus Realty Trust.

Certain items in the Consolidated Financial Statements were reclassified for comparative purposes.

ACCOUNTING CHANGES

In the fourth quarter of 1997, the Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share," which requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Since each Unit may be redeemed by the holder thereof for either one share of common stock or cash equal to the fair market value thereof at the time of the such redemption, at the option of the Company, the Operating Partnership applies the requirements of SFAS 128 to its calculations of its per Unit information. All prior period per Unit data presented in the consolidated financial statements was restated in accordance with the provisions of this statement.

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Operating Partnership is required to adopt SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosing comprehensive income and its components. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As of December 31, 1997, the Operating Partnership had no items of other comprehensive income and, as a result; management does not believe this statement will result in significant changes to its current disclosures.

In the first quarter of 1998, the Operating Partnership is required to adopt SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in its interim financial reports issued to Unitholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief decision maker in deciding how to allocate resources and in assessing performance. FAS No. 131 also allows the aggregation of segments which meet certain criteria. Management believes its current disclosure contained within the "Management's Discussion on Analysis of Financial Condition and Results of Operations" section of its interim reports on SEC Form 10Q and annual report on SEC Form 10K comply with most of the requirements of SFAS 131. As a result, management does not believe the adoption of SFAS 131 will significantly affect its financial statement disclosures.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

REAL ESTATE ASSETS AND DEPRECIATION

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements -- 20-40 years; furniture, fixtures and equipment -- 5 - 10 years).

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

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (including capitalized amounts of $9,567, $4,443 and $5,653 during 1997, 1996 and 1995, respectively, and interest rate protection receipts of $296, $830 and $1,539 during 1997, 1996 and 1995, respectively) aggregated $39,815, $31,563 and $28,343 for the years ended December 31, 1997, 1996 and 1995, respectively.

DERIVATIVES

The Operating Partnership may enter into various treasury lock arrangements from time to time in anticipation of a specific debt transaction. These arrangements are used to manage the Operating Partnership's exposure to fluctuations in interest rates. The Operating Partnership does not utilize these arrangements for trading or speculative purposes. These arrangements, considered qualifying hedges, are not recorded in the financial statements until the debt transaction is consummated and the arrangement is settled. The proceeds or payments resulting from the settlement of the arrangement are deferred and amortized over the life of the debt as an adjustment to interest expense.

As of December 31, 1997, the Operating Partnership had entered into 9 treasury locks arrangements with various financial institutions with an aggregate notional amount of $200,000. The notional amounts are used to measure the proceeds to be received or payments to be made upon settlement of the arrangement and do not represent the amount of exposure to credit loss. The counterparties to these arrangements are various financial institutions of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible. The arrangements are tied to treasury bills ranging from 5-10 year terms and yields of 6.051% to 6.327%. At December 31, 1997, the expected cost to settle these arrangements was approximately $5,300.

Premiums paid to purchase interest rate protection agreements are capitalized and amortized over the terms of those agreements using the interest method. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the interest rate protection agreements are accrued as a reduction of interest expense.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

PER UNIT DATA

Basic earnings per common Unit with respect to the Operating Partnership for the years ended December 31, 1997, 1996 and 1995 is computed based upon the weighted average number of units outstanding during the period. Diluted earnings per common Unit is based upon the weighted average number of Units outstanding during the period and includes the effect of the potential issuance of additional Units if stock options were exercised or converted into common stock of the Company.

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

2.  ACQUISITION OF COLUMBUS REALTY TRUST

On October 24, 1997, Columbus Realty Trust ("Columbus") a Texas real estate investment trust, was merged in to a wholly owned subsidiary of the Company (the "Merger"). At the time of the Merger, Columbus was operating 26 completed communities containing 6,296 apartment units and had an additional 5 communities under development that will contain 1,243 apartment units upon completion located in Dallas and Houston, Texas. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into
 .615 shares of common stock of the Company, which resulted in the issuance of approximately 8.4 million shares of common stock of the Company. The total purchase price including liabilities assumed was $643,268. The Merger was accounted for as a purchase. Under the purchase method of accounting, the assets acquired and liabilities assumed of Columbus were recorded at their estimated fair market values and its results of operations have been included in the accompanying consolidated statements of operations from the date of the acquisition, October 24, 1997, through year-end. Unaudited, supplemental pro-forma information, assuming the acquisition had occurred on January 1, 1996, is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                       --------------------------
                                                                           1997           1996
                                                                       ----------      ----------
                     Total revenue . . . . . . . . . . . . . . . . .   $247,295        $219,238
                     Net income available to common
                        unitholders before extraordinary items   . .     69,978          63,241
                     Net income available to common
                       unitholders   . . . . . . . . . . . . . . . .     69,885          63,241

                     Earnings per unit available to common
                     unitholders - basic . . . . . . . . . . . . . .   $   1.99        $   1.79
                     Earnings per unit available to common
                       unitholders - diluted   . . . . . . . . . . .   $   1.96        $   1.77

3.  DEFERRED CHARGES

Deferred charges consist of the following:

                                                                               DECEMBER 31,
                                                                      ---------------------------
                                                                           1997          1996
                                                                      -----------     -----------
                     Deferred financing costs  . . . . . . . . . . .  $   20,131      $   18,915
                     Other . . . . . . . . . . . . . . . . . . . . .       2,822           1,156
                                                                      ----------      ----------
                                                                          22,953          20,071

                     Less: accumulated amortization  . . . . . . . .     (10,324)        (10,612)
                                                                      ----------      ----------
                                                                      $   12,629      $    9,459
                                                                      ==========      ==========

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

4.  NOTES PAYABLE

The Operating Partnership's indebtedness consists of the following:

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                      1997                   1996
                                                                                 -------------          ------------
                             Tax-exempt fixed rate bond indebtedness
                             (secured) . . . . . . . . . . . . . . . . . . .     $  13,298              $  64,758
                             Conventional fixed rate (secured) . . . . . . .        16,956                 21,881
                             Conventional floating rate (secured)  . . . . .        21,725                 14,400
                             Tax-exempt floating rate bond indebtedness            141,230                 84,280
                             (secured) . . . . . . . . . . . . . . . . . . .
                             Senior notes (unsecured)  . . . . . . . . . . .       306,000                225,000
                             Lines of credit (unsecured) . . . . . . . . . .       322,000                 24,000
                                                                                 ---------              ---------
                             Total . . . . . . . . . . . . . . . . . . . . .     $ 821,209              $ 434,319
                                                                                 =========              =========

CONVENTIONAL MORTGAGES PAYABLE

Conventional mortgages payable were comprised of seven and three loans at December 31, 1997 and 1996, respectively, each of which is collateralized by an apartment community included in real estate assets. The mortgages payable are generally due in monthly installments of interest only and mature at various dates through 2014. The interest rates on the fixed rate mortgages payable ranged from 7.375% to 10.00% at December 31, 1997. At December 31, 1997, the interest rates on the variable rate mortgage payable were at a range from 1.65% to 1.90% above the London Interbank Offered Rate ("LIBOR"). At December 31, 1997, LIBOR ranged from 5.72% to 5.97% for one, three, six, and twelve month indices.

TAX-EXEMPT BOND INDEBTEDNESS

Certain of the apartment communities are encumbered to secure tax-exempt housing bonds. Such bonds are generally payable in monthly or semi-annual installments of interest only and mature at various dates through 2025. The interest rate on the fixed rate bond payable was 7.50% at December 31, 1997. Floating rate indebtedness reissued in 1995 through 1997, bears interest at the "AAA" non-AMT tax exempt rate, set weekly, which was 3.80% at December 31, 1997 (average of 3.67% for 1997). With respect to such bonds, the Operating Partnership pays certain credit enhancement fees of .575% of the amount of such bonds or the amount of such letters of credit, as the case may be.

On June 29, 1995, the Operating Partnership replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement for such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for eleven bond issues, aggregating $141,230, which were concurrently reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $94,650 ($81,352 of which is currently defeased) with respect to four other bond issues which mature and may be refunded during 1998. Under this agreement, on January 1, 1997, the Post F&M Villages, Post Vista and Post Lake (Orlando) bonds were refunded in the amount of $76,000 (all of which had previously been defeased), with issues enhanced by FNMA and maturing on June 1, 2025. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

DEBT DEFEASED

The Operating Partnership applied a portion of the net proceeds of equity offerings in 1993 and 1994, contributed from the Company, to pay in full thirteen fixed rate obligations totaling $132,470 and economically defease in full six tax exempt bond financings totaling $52,700. In addition, the Company paid $43,108 to partially prepay eleven variable rate obligations and $51,956 to economically defease portions of eight tax exempt bond financings. The above amounts do not include aggregate prepayment penalties and defeasance escrow requirements in excess of principal defeased of $18,077. The balance of debt fully or partially economically defeased aggregated $81,352 at December 31, 1997.

LINES OF CREDIT

In December 1997, the Operating Partnership added two banks to its syndicated line of credit (the "Revolver"), increasing its capacity from $180,000 to $200,000. The Revolver matures on May 1, 2000 and borrowings currently bear interest at LIBOR plus .675% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership's senior unsecured debt. The Revolver also includes a money market competitive bid option for short term funds up to $100,000 (increased in December 1997 from $90,000) at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this covenant will adversely affect its ability to make required distributions.

On July 26, 1996, the Operating Partnership closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .75% or prime minus .25% and has a maturity date of November 14, 1997. The Revolver requires three days advance notice to repay borrowings whereas this facility provides the Operating Partnership with an automatic daily sweep which applies all available cash to reduce the outstanding balance.

On November 21, 1997, the Operating Partnership closed on an aggregrate of $132,000 in bridge loans (the "Bridge Loan") with three commercial banks. These notes bear interest at LIBOR plus 1.04% for the first 30 days. From December 21, 1997 through maturity on May 20, 1998, these notes bear interest of LIBOR plus .92%. Proceeds from these notes were used to pay down debt assumed in the Merger. On February 20, 1998, the Company sold 3.5 million shares of common stock. Net proceeds from this offering of $129.5 million were contributed by the Company to the Operating Partnership and used to pay in full the Bridge Loan and to repay other outstanding indebtedness.

At December 31, 1997, the outstanding balances on the Revolver, Bridge Loan and Cash Management Line were $170,000, $132,000 and $20,000, respectively.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

SENIOR UNSECURED NOTES

On June 7, 1995, the Operating Partnership issued $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company. The notes were in two tranches: the first, totaling $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2000; and the second, totaling $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the notes were used to reduce other secured indebtedness and to pay down the Revolver. The note agreements pursuant to which the notes were purchased contain customary representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

On September 30, 1996, the Operating Partnership completed a $125,000 senior unsecured debt offering comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316% per annum (.71% over the corresponding treasury rate on the date such rate was set). The second tranche, $25,000 of 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544% per annum (.83% over the corresponding treasury rate on the date such rate was set). Proceeds from the Notes were used to pay down existing indebtedness outstanding on the Revolver.

MEDIUM TERM NOTES

On January 29, 1997, the Operating Partnership established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from the date of issue (the "MTNs"). On October 20, 1997, the Operating Partnership increased the amount available under this program to $344 million.

The following table sets forth MTNs issued and outstanding as of December 31, 1997:

                                ISSUE                                               INTEREST                   MATURITY
                                DATE                      AMOUNT                      RATE                       DATE
                          -----------------         -----------------          ------------------        -------------------
                          March 3, 1997                $   30,000               LIBOR plus .25%              03/03/2000
                          March 31, 1997                   37,000                    7.02%                   04/02/2001
                          March 31, 1997                   13,000                    7.30%                   04/01/2004
                          September 22, 1997               10,000                    6.69%                   09/22/2004
                          September 22, 1997               25,000                    6.78%                   09/22/2005
                          September 26, 1997               16,000                    6.22%                    12/31/99
                                                       ----------
                                                       $  131,000
                                                       ==========

Proceeds from the MTNs were used to (i) prepay certain outstanding notes and
(ii) paydown existing indebtedness outstanding under the Operating Partnership's revolving line of credit (the "Revolver").

The aggregate maturities of the above conventional mortgages payable, tax-exempt bond indebtedness, lines of credit and senior unsecured notes (after giving effect to the refunding of the Post F&M Villages, Post Vista and Post Lake (Orlando) bonds) are as follows:

                           1998  . . . . . . . . . . . . . . . . . . . . . . . . .  $  165,048
                           1999  . . . . . . . . . . . . . . . . . . . . . . . . .      37,725
                           2000  . . . . . . . . . . . . . . . . . . . . . . . . .     230,000
                           2001  . . . . . . . . . . . . . . . . . . . . . . . . .      40,010
                           2002  . . . . . . . . . . . . . . . . . . . . . . . . .      20,000
                           Thereafter  . . . . . . . . . . . . . . . . . . . . . .     328,426
                                                                                    ----------
                                                                                    $  821,209
                                                                                    ==========

PLEDGED ASSETS

The aggregate net book value at December 31, 1997 of property pledged as collateral for indebtedness amounted to approximately $297,763.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

EXTRAORDINARY ITEM

The extraordinary item for the year ended December 31, 1997 and 1995 resulted from the write-off of deferred financing costs on the mortgage debt satisfied.

5.  INCOME TAXES

Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfy certain other requirements. As a result, the Operating Partnership generally will not be subject to Federal income taxation at the corporate level on the income the Comapny distributes to the shareholders. Although the Company, Inc. has elected to be taxed as a REIT, Post Services, Inc. ("Post Services") was formed as a subsidiary of the Operating Partnership to provide through its subsidiaries asset management, leasing and landscaping services to third parties. The consolidated taxable income of Post Services, if any, will be subject to tax at regular corporate rates.

As of December 31, 1997, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership, was lower than the net assets as reported in the Operating Partnership's consolidated financial statements by $54,896.

6.  RELATED PARTY TRANSACTIONS

The Operating Partnership provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 1997, 1996 and 1995, the Operating Partnership received landscaping fees of $670, $1,391 and $1,758 for such services. These amounts include reimbursements of direct expenses in the amount of $138, $729 and $1,111 which are not included in landscape services revenue; accordingly, these transactions resulted in the Operating Partnership recording landscape services net fees in excess of direct expenses of $532, $662 and $647 in the accompanying financial statements for the years ended December 31, 1997, 1996 and 1995, respectively.

The Operating Partnership provides accounting and administrative services to entities controlled by certain executive officers of the Operating Partnership. Fees under this arrangement aggregated $25, $25 and $32 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Operating Partnership was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $326, $363 and $317 for the years ended December 31, 1997, 1996 and 1995, respectively.

On May 22, 1995, the Operating Partnership purchased for a nominal amount the outstanding capital stock of A.T. Aviation, Inc. ("A.T. Aviation"), an entity formed and owned by John A. Williams, Chairman of the Board of Directors of the Operating Partnership, and John T. Glover, President and a Director of the Company. In connection with the acquisition, the Operating Partnership assumed certain obligations of A.T. Aviation. At the time of the acquisition, A.T. Aviation had entered into a purchase agreement for a used aircraft, leased certain property improvements related thereto, and obtained a line of credit in the amount of $7,500 to fund such acquisitions. In connection with the acquisition, the Operating Partnership assumed and repaid such line of credit, which had been guaranteed by such officers, and such line and guarantees were terminated.

On October 15, 1996, the Operating Partnership exercised its option to purchase land from certain Unitholders. In exchange for the land, the Operating Partnership issued 138,150 Units to the unitholders.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

7.  EMPLOYEE BENEFIT PLANS

Through a plan adopted by the Company, the employees of the Operating Partnership are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Operating Partnership contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Operating Partnership contribution, the maximum employee contribution included in the calculation is 3% of salary. Operating Partnership contributions of $158 and $251 were made in 1997 and 1996, respectively.

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

8.  DIVIDEND REINVESTMENT PLAN

The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company, for 95% of the market price on the date of purchase.

9.  STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 1997, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Operating Partnership applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, based upon the criteria of APB Opinion 25 no compensation cost is required to be recognized for the Stock Plan and the ESPP. The compensation cost which is required to be charged against income for the Grant Plan was, $209 and $129 for 1997 and 1996, respectively. Had compensation cost for the Company's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of FASB Statement 123, the Operating Partnership's net income and earnings per Unit would have been reduced to the pro forma amounts indicated below:

                                                                             1997        1996        1995
                                                                         -----------  ----------   --------
             Net income available to common
             Unitholders                             As reported . . .   $  61,078    $  52,390    $ 37,297
                                                     Pro forma . . . .   $  60,692    $  50,472    $ 36,950


             Net income per common Unit - basic      As reported . . .   $    2.11    $    1.95    $   1.58
                                                     Pro forma . . . .   $    2.10    $    1.86    $   1.57


             Net income per common Unit - diluted
                                                     As reported . . .   $    2.09    $    1.94    $   1.58
                                                     Pro forma . . . .   $    2.08    $    1.85    $   1.56

For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 1997, 1996 and 1995, are as follows: dividend yield of 6.5 percent for 1997, 5.4 percent

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

for 1996 and 6.2 percent for 1995; expected volatility of 14.5 percent for all years; risk-free interest rates ranging from 5.5 to 5.6 percent for 1997, 5.4 to 5.7 percent for 1996 and 5.5 to 7.3 percent for 1995; and expected lives ranging from 5 to 7 years for all years.

FIXED STOCK OPTION PLANS

Under the Stock Plan, the Company may grant options to its employees and directors for up to 3,500,000 shares of common stock. Of this amount, 550,000 shares are available for grants of restricted stock. Options granted to any key employee or officer cannot exceed 50,000 shares a year. The exercise price of each option equals the market price on the date of grant and all options have a maximum term of ten years from the grant date.

A summary of the status of the Company's Stock Plan as of December 31, 1997 and 1996, changes during the years then ended, and the weighted-average fair value of options granted during the years is presented below:

                                                 1997                    1996                      1995
                                       ----------------------   ----------------------    ----------------------
                                                    WEIGHTED-                WEIGHTED-                  WEIGHTED-
                                                     AVERAGE                  AVERAGE                    AVERAGE
                                                    EXERCISE                 EXERCISE                   EXERCISE
                                         SHARES       PRICE       SHARES      PRICE        SHARES        PRICE
                                       ----------   ---------   ----------  -----------   --------     ---------
FIXED OPTIONS
Outstanding at beginning of year  . .     864,105   $      31    601,366      $     31     353,344     $      31

Granted . . . . . . . . . . . . . . .     243,946          39    310,067            32     251,383            30

Converted in connection with the
Merger  . . . . . . . . . . . . . . .   1,192,230          30         --            --          --            --

Exercised . . . . . . . . . . . . . .     (49,406)         31    (18,993)           31        (361)           28
Forfeited . . . . . . . . . . . . . .     (13,324)         38    (28,335)           31      (3,000)           30
                                       ----------               --------                  --------

Outstanding at end of year  . . . . .   2,237,551          31    864,105            31     601,366            31
                                       ==========               ========                  ========

Options exercisable at year-end . . .   2,000,279                797,830                   238,188
                                       ==========               ========                  ========

Weighted-average fair value of options
  granted during the year . . . . . .  $     2.85               $   3.47                  $   3.59
                                       ==========               ========                  ========

At December 31, 1997, the range of exercise prices for options outstanding was $28 - $41 and the weighted average remaining contractual life was 7 years.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

10. COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Operating Partnership is party to two ground leases relating to an operating community with terms expiring in years 2040 and 2043, one ground lease for a community under development with terms expiring in year 2038 and to office, equipment and other operating leases with terms expiring in years 1997 through 2004. Future minimum lease payments for noncancellable land, office, equipment and other leases at December 31, 1997 are as follows:

                           1998  . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,296
                           1999  . . . . . . . . . . . . . . . . . . . . . . . . .      2,186
                           2000  . . . . . . . . . . . . . . . . . . . . . . . . .      1,090
                           2001  . . . . . . . . . . . . . . . . . . . . . . . . .        804
                           2002  . . . . . . . . . . . . . . . . . . . . . . . . .        202
                           2003 and thereafter . . . . . . . . . . . . . . . . . .      6,562

The Operating Partnership incurred $3,366, $2,172 and $2,034 of rent expense for the years ended December 31, 1997, 1996 and 1995, respectively.

CONTINGENCIES

The Operating Partnership is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the consolidated balance sheets and statements of operations.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, rents and landscape service receivables, interest rate protection agreement, accounts payable, accrued expenses, notes payable and other liabilities are carried at amounts which reasonably approximate their fair values.

The fair values of treasury lock arrangements (used for hedging purposes) are estimated by obtaining quotes from an investment broker. At December 31, 1997, there were no carrying amounts related to these arrangements in the consolidated balance sheet. As of December 31, 1997, the expected cost to settle these contracts was approximately $5,300.

Disclosure about fair value of financial instruments are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

12. EARNINGS PER UNIT

For the years ended December 31, 1997, 1996 and 1995, basic and diluted earnings per common Unit for income before extraordinary item, net of preferred distributions, and net income available to common Unitholders before extraordinary item has been computed as follows:


                                                                                    FOR THE YEAR ENDED 1997
                                                                         ---------------------------------------------
                                                                            INCOME          SHARES          PER-SHARE
                                                                         (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                         -----------     -------------     -----------
 Income before extraordinary item  . . . . . . . . . . . . . . . . .     $   66,078
 Less: Preferred stock distributions . . . . . . . . . . . . . . . .         (4,907)
                                                                         ----------
 BASIC EPS
 Income available to common Unitholders before extraordinary item  .         61,171        28,880,928      $     2.11
                                                                                                           ==========
 EFFECT OF DILUTIVE SECURITIES
 Options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           223,862
                                                                         ----------       -----------
 DILUTED EPS
 Income available to common Unitholders + assumed
   conversions before extraordinary item   . . . . . . . . . . . . .     $   61,171        29,104,790      $     2.09
                                                                         ==========       ===========      ==========

                                                                                    FOR THE YEAR ENDED 1996
                                                                         ---------------------------------------------
                                                                            INCOME          SHARES          PER-SHARE
                                                                         (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                         -----------     -------------     -----------
 Income before extraordinary item  . . . . . . . . . . . . . . . . .     $   53,453
 Less: Preferred stock distributions . . . . . . . . . . . . . . . .         (1,063)
                                                                         ----------
 BASIC EPS
 Income available to common Unitholders before extraordinary item  .         52,390        26,917,723      $     1.95
                                                                                                           ==========
 EFFECT OF DILUTIVE SECURITIES
 Options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            91,600
                                                                         ----------       -----------
 DILUTED EPS
 Income available to common Unitholders + assumed
   conversions before extraordinary item   . . . . . . . . . . . . .     $   52,390        27,009,323      $     1.94
                                                                         ==========       ===========      ==========



                                                                                    FOR THE YEAR ENDED 1995
                                                                         ---------------------------------------------
                                                                            INCOME          SHARES         PER-SHARE
                                                                         (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                         -----------     -------------   -------------
 Income before extraordinary item  . . . . . . . . . . . . . . . . .     $    38,417
 Less: Preferred stock distributions . . . . . . . . . . . . . . . .              --
                                                                         -----------
 BASIC EPS
 Income available to common Unitholders before extraordinary item  .          38,417       23,541,639      $      1.63
                                                                                                           ===========
 EFFECT OF DILUTIVE SECURITIES
 Options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --            5,595
                                                                         -----------      -----------
 DILUTED EPS
 Income available to common Unitholders + assumed
   conversions before extraordinary item   . . . . . . . . . . . . .     $    38,417       23,547,234      $      1.63
                                                                         ===========      ===========      ===========

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 are as follows:

(a) During 1996 the Company exercised its option to purchase land in exchange for 138,150 Units of the Operating Partnership.

(b) The Operating Partnership committed to distribute $21,327, $14,659 and $13,091 for the quarters ended December 31, 1997, 1996 and 1995, respectively.

(c) The Merger was a stock for stock transaction. In connection with the Merger, the cash and non-cash components were are follows:

                         Fair value of assets acquired . . . . . . . . . . . . .     $   643,268
                            Less:
                            Value of stock issued in exchange for
                            stock of Columbus  . . . . . . . . . . . . . . . . .         338,353
                            Liabilities assumed  . . . . . . . . . . . . . . . .         285,852
                            Cash acquired  . . . . . . . . . . . . . . . . . . .           1,329
                                                                                     -----------
                         Cash component of purchase price, net of
                            cash acquired  . . . . . . . . . . . . . . . . . . .     $    17,734
                                                                                     ===========

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended 1997 and 1996 are as follows:

                                                                     YEAR ENDED DECEMBER 31, 1997*
                                                               -------------------------------------------
                                                                 FIRST      SECOND     THIRD     FOURTH
                                                               ---------- ---------- ---------- ----------
                                                                  (IN THOUSANDS, EXCEPT PER UNIT DATA)
       Revenues  . . . . . . . . . . . . . . . . . . . .       $ 44,566   $ 46,114   $ 47,514   $ 61,922
       Net  income  before  net gain(loss)  on  sale  of
         assets, loss on relocation of corporate office,
         and minority interest  of Unitholders in
         Operating Partnership   . . . . . . . . . . . .         14,156     14,448     15,783     19,923
       Net gain(loss) on sale of assets                              --      3,512         --       (242)
       Loss on relocation of corporate office  . . . . .             --         --         --     (1,500)
       Net income  . . . . . . . . . . . . . . . . . . .         14,156     17,960     15,783     18,181
       Distributions to preferred Unitholders  . . . . .         (1,063)    (1,062)    (1,062)    (1,720)
       Net income available to common Unitholders  . . .         13,093     16,898     14,721     16,461
       Earnings per common Unit:
       Net income available to common
         Unitholders - basic   . . . . . . . . . . . . .           0.48       0.62       0.54       0.49
       Net income available to common
         Unitholders - diluted   . . . . . . . . . . . .           0.47       0.62       0.53       0.48


                                                                      YEAR ENDED DECEMBER 31, 1996*
                                                               -----------------------------------------
                                                                 FIRST      SECOND     THIRD     FOURTH
                                                               ---------- ---------- ---------- --------
                                                                  (IN THOUSANDS, EXCEPT PER UNIT DATA)
       Revenues  . . . . . . . . . . . . . . . . . . .         $ 39,205   $ 42,578   $ 44,699   $ 44,335
       Net income before net gain on sale of assets
         and minority interest of Unitholders in
         Operating Partnership   . . . . . . . . . . .           12,432     12,443     13,423     14,301
       Net gain on sale of assets                                    --         --        854         --
       Net income  . . . . . . . . . . . . . . . . . .           12,432     12,443     14,277     14,301
       Distributions to preferred Unitholders  . . . .               --         --         --     (1,063)
       Net income available to common Unitholders  . .           12,432     12,443     14,277     13,238
       Earnings per common Unit:
       Net income available to common
         Unitholders - basic   . . . . . . . . . . . .             0.46       0.46       0.53       0.49
       Net income available to common
         Unitholders - diluted   . . . . . . . . . . .             0.46       0.46       0.53       0.48

--------------
* The total of the four quarterly amounts for earnings per Unit may not equal the total for the year. These differences result from the use of a weighted average to compute average number of Units outstanding.

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                          INITIAL COSTS              COSTS
                                                                     =======================      CAPITALIZED
                                                       RELATED                  BUILDING AND      SUBSEQUENT
                                     DESCRIPTION     ENCUMBRANCES      LAND     IMPROVEMENTS    TO ACQUISITION
                                    =============    ============    ========   ============    ===============
GEORGIA
Post Ashford                            Apartments     $9,895 (2)       $1,906  $           -       $7,508
Post Briarcliff                         Apartments          -           18,785              -          549
Post Bridge                             Apartments     12,450 (2)          868              -       11,803
Post Brookhaven                         Apartments          -            7,921              -       30,205
Post Canyon                             Apartments     16,845 (2)          931              -       15,713
Post Chase                              Apartments     15,000 (2)        1,438              -       14,094
Post Chastain                           Apartments          -            6,352              -       38,042
Post Collier Hills                      Apartments          -            6,487              -       24,925
Post Corners                            Apartments     14,760 (2)        1,473              -       13,655
Post Court                              Apartments     13,298 (2)        1,769              -       15,851
Post Creek                              Apartments          -           10,406         36,756        2,690
Post Crest                              Apartments          -            4,733              -       24,601
Post Crossing                           Apartments          -            3,951              -       19,308
Post Dunwoody                           Apartments          -            4,917              -       28,084
Post Gardens                            Apartments          -            5,859              -       30,618
Post Glen                               Apartments          -            5,591              -       38,196
Post Lane                               Apartments          -            1,512              -        8,005
Post Lenox Park                         Apartments          -            3,132              -       10,638
Post Lindbergh                          Apartments          -            6,268              -       26,663
Post Mill                               Apartments     12,880 (2)          915              -       12,257
Post Oak                                Apartments          -            2,028              -        8,105
Post Oglethorpe                         Apartments          -            3,662              -       16,822
Post Park                               Apartments          -            6,253              -       39,047
Post Parkwood                           Apartments          -            1,331              -        7,290
Post Peachtree Hills                    Apartments          -            4,215              -       13,525
Post Pointe                             Apartments          -            2,417              -       15,347
Post Renaissance                        Apartments          -                -              -       19,389
Post Ridge                              Apartments          -           11,332              -        1,136
Post River                              Apartments      5,803            1,011              -        9,397
Post River - Phase II                   Apartments          -            5,368              -          408
Post Summit                             Apartments      5,250            1,575              -        6,077
Post Terrace                            Apartments          -            4,131              -       14,594
Post Valley                             Apartments     18,600 (2)        1,117              -       17,301
Post Vinings                            Apartments          -            4,322              -       21,132
Post Village                            Apartments
   The Arbors                           Apartments          -              384              -       15,677
   The Fountains and The Meadows        Apartments          - (2)          611              -       33,132
   The Gardens                          Apartments     14,500 (2)          187              -       24,584
   The Hills                            Apartments      7,000 (2)           91              -       11,864
Post Walk                               Apartments     19,300 (2)        2,954              -       16,460
Post Woods                              Apartments          -            1,378              -       26,146
Riverside by Post                        Mixed Use          -           11,130              -       36,437



                                            GROSS AMOUNTS AT WHICH
                                          CARRIED AT CLOSE OF PERIOD
                                     =====================================
                                                 BUILDING AND               ACCUMULATED
                                      LAND       IMPROVEMENTS    TOTAL (1)  DEPRECIATION
                                    =========    ============   =========   ============
GEORGIA
Post Ashford                          $1,906        $7,508       $9,414       $2,698
Post Briarcliff                       18,785           549       19,334            -
Post Bridge                              869        11,802       12,671        4,150
Post Brookhaven                        7,921        30,205       38,126        8,376
Post Canyon                              931        15,713       16,644        6,283
Post Chase                             1,438        14,094       15,532        5,150
Post Chastain                          6,779        37,615       44,394       10,139
Post Collier Hills                     7,183        24,229       31,412            2
Post Corners                           1,473        13,655       15,128        5,376
Post Court                             1,769        15,851       17,620        5,393
Post Creek                            10,442        39,410       49,852        2,305
Post Crest                             4,763        24,571       29,334          876
Post Crossing                          3,951        19,308       23,259        1,563
Post Dunwoody                          4,961        28,040       33,001        3,812
Post Gardens                           5,859        30,618       36,477            -
Post Glen                              6,029        37,758       43,787            1
Post Lane                              2,067         7,450        9,517        2,404
Post Lenox Park                        3,132        10,638       13,770          998
Post Lindbergh                         6,670        26,261       32,931            -
Post Mill                                922        12,250       13,172        4,739
Post Oak                               2,027         8,106       10,133        1,545
Post Oglethorpe                        3,662        16,822       20,484        1,758
Post Park                              8,830        36,470       45,300       10,539
Post Parkwood                          1,331         7,290        8,621          614
Post Peachtree Hills                   4,857        12,883       17,740        2,025
Post Pointe                            3,027        14,737       17,764        4,963
Post Renaissance                           -        19,389       19,389        3,557
Post Ridge                            11,332         1,136       12,468            -
Post River                             1,011         9,397       10,408        2,372
Post River - Phase II                  5,368           408        5,776            -
Post Summit                            1,575         6,077        7,652        1,833
Post Terrace                           4,148        18,726       18,725          706
Post Valley                            1,117        17,301       18,418        5,815
Post Vinings                           5,668        19,786       25,454        5,687
Post Village
   The Arbors                            774        15,287       16,061        5,090
   The Fountains and The Meadows         907        32,836       33,743        9,670
   The Gardens                           348        24,423       24,771        6,871
   The Hills                             165        11,790       11,955        3,817
Post Walk                              2,954        16,460       19,414        6,178
Post Woods                             3,070        24,454       27,524        7,888
Riverside by Post                     45,854         1,713       47,567            -








                                                                                          DEPRECIABLE
                                           DATE OF                      DATE                 LIVES
                                         CONSTRUCTION                 ACQUIRED               YEARS
                                    =====================           ===========          =============
GEORGIA
Post Ashford                             4/86 - 6/87                     6/87            5 - 40 Years
Post Briarcliff                             12/96      (4)               9/96            5 - 40 Years
Post Bridge                              9/84 - 12/86                    9/84            5 - 40 Years
Post Brookhaven                          7/89 - 12/92                    3/89            5 - 40 Years
Post Canyon                              4/84 - 4/86                     10/81           5 - 40 Years
Post Chase                               6/85 - 4/87                     6/85            5 - 40 Years
Post Chastain                            6/88 - 10/90                    6/88            5 - 40 Years
Post Collier Hills                          10/95                        6/95            5 - 40 Years
Post Corners                             8/84 - 4/86                     8/84            5 - 40 Years
Post Court                               6/86 - 4/88                     12/85           5 - 40 Years
Post Creek                               9/81 - 8/83                     5/96            5 - 40 Years
Post Crest                                   9/95                        10/94           5 - 40 Years
Post Crossing                            4/94 - 8/95                     11/93           5 - 40 Years
Post Dunwoody                               11/88                   12/84&8/94   (6)     5 - 40 Years
Post Gardens                                 7/96      (4)               5/96                  -
Post Glen                                    7/96      (4)               5/96                  -
Post Lane                                4/87 - 5/88                     1/87            5 - 40 Years
Post Lenox Park                          3/94 - 5/95                     3/94            5 - 40 Years
Post Lindbergh                              11/96      (4)               8/96                  -
Post Mill                                5/83 - 5/85                     5/81            5 - 40 Years
Post Oak                                 9/92 - 12/93                    9/92            5 - 40 Years
Post Oglethorpe                          3/93 - 10/94                    3/93            5 - 40 Years
Post Park                                6/87 - 9/90                     6/87            5 - 40 Years
Post Parkwood                            7/94 - 8/95                     6/94            5 - 40 Years
Post Peachtree Hills                     2/92 - 9/94                   2&11/92   (6)     5 - 40 Years
Post Pointe                              4/87 - 12/88                    12/86           5 - 40 Years
Post Renaissance                         7/91 - 12/94                  6/91&1/94 (6)     5 - 40 Years
Post Ridge                                  10/96      (4)               7/96                  -
Post River                               9/90 - 1/92                     7/90            5 - 40 Years
Post River - Phase II                       12/96      (4)               7/90                  -
Post Summit                              1/90 - 12/90                    1/90            5 - 40 Years
Post Terrace                                10/94                        3/94            5 - 40 Years
Post Valley                              3/86 - 4/88                     12/85           5 - 40 Years
Post Vinings                             5/88 - 9/91                     5/88            5 - 40 Years
Post Village
   The Arbors                            4/82 - 10/83                    3/82            5 - 40 Years
   The Fountains and The Meadows         8/85 - 5/88                     8/85            5 - 40 Years
   The Gardens                           6/88 - 7/89                     5/84            5 - 40 Years
   The Hills                             5/84 - 4/86                     4/83            5 - 40 Years
Post Walk                                3/86 - 8/87                     6/85            5 - 40 Years
Post Woods                               3/76 - 9/83                     6/76            5 - 40 Years
Riverside by Post                            7/96     (4)                1/96                  -

                                                                                                          GROSS AMOUNT AT WHICH
                                                                    INITIAL COSTS           COSTS       CARRIED AT CLOSE OF PERIOD
                                                                =====================    CAPITALIZED    ==========================
                                                     RELATED             BUILDING AND    SUBSEQUENT             BUILDING AND
                                    DESCRIPTION   ENCUMBRANCES   LAND    IMPROVEMENTS  TO ACQUISITION    LAND   IMPROVEMENTS
                                    ===========   ============= =======  ============  ==============   =====   ============
TEXAS
Addison Circle Apartment Homes
     by Post - Phase I              Mixed Use       21,724       2,885     41,482       1,050            2,885     42,532
Addison Circle Apartment Homes
     by Post - Phase II             Mixed Use          -           -        1,128       5,841              -        6,969
American Beauty Mill                Apartments         -           234      2,786       1,208              234      3,994
Block 580                           Mixed Use          -         3,334      2,536         246            3,334      2,782
Block 588                           Apartments         -           -           48       1,278            1,278         48
Clyde Lane                          Apartments       1,995       2,765        895          56            2,765        951
Cole's Corner                       Mixed Use          -         1,886     18,006         751            1,912     18,731
Columbus Square by Post             Mixed Use          -         4,565     24,595          47            4,565     24,642
Heights of State-Thomas             Mixed Use          -         2,615     15,559       4,482            2,615     20,041
Mattingly Site                      Apartments         -           824         11          47              824         58
Midtown - Phase I                   Mixed Use          -         2,456      1,134         402            2,456      1,536
Midtown - Phase II                  Mixed Use          -         2,093        278          28            2,093        306
Parkway Village                     Apartments         -         1,020      4,024          22            1,020      4,046
Post Parkwood                       Apartments         899         306      2,592          14              306      2,606
Post Ascension                      Apartments         -         1,230      8,976          18            1,230      8,994
Post Hackberry Creek                Apartments         -         7,269     23,579          47            7,269     23,626
Post Lakeside                       Apartments         -         3,924     20,334          38            3,924     20,372
Post Reflections                    Apartments         -         1,188     10,005          22            1,188     10,027
Post Town Lake/Parks                Apartments         -         2,985     19,464          42            2,985     19,506
Post White Rock                     Apartments         -         1,560      9,969           0            1,560      9,969
Post Winsted                        Apartments         -         2,826     18,632          20            2,826     18,652
Post Windhaven                      Apartments         -         4,029     23,385          34            4,029     23,419
The Shores by Post                  Mixed Use          -        11,572     69,794         254           11,572     70,048
Springstead Condos                  Apartments         -           225        948        (307)             181        685
The Abbey of State-Thomas           Apartments         -           575      6,276       1,470              575      7,746
The Commons at Turtle Creek         Apartments         -         1,406      7,938          48            1,406      7,986
The Meridian at State-Thomas        Apartments         -         1,535     11,605          25            1,535     11,630
The Residences on McKinney          Apartments         -         1,494     18,022          32            1,494     18,054
The Rice                            Apartments           1         -       13,393       3,483              -       16,876
The Vineyard of Uptown              Apartments         -         1,133      8,560           9            1,133      8,569
The Vintage of Uptown               Apartments         -         2,614     12,188       1,013            3,614     12,201
The Worthington of State-Thomas     Mixed Use          -         3,744     34,700          45            3,744     34,745
Thomas Tract                        Apartments         -           -           68       1,715            1,708         75
Uptown Village                      Apartments         -         3,955     22,120          25            3,955     22,145
Villas at Valley Ranch              Apartments         -           212        899        (213)             212        686
Wilson Building                     Mixed Use          -         2,766        689         111            2,766        800
Campus Circle                         Retail           -         1,045      3,084          29            1,045      3,113
Towne Crossing                        Retail           -         3,703     10,721          11            3,703     10,732
Post & Paddock                        Retail           -         2,352      7,383          13            2,352      7,396

FLORIDA
Post Bay                            Apartments         -         2,203        -        13,578            2,573     13,208
Post Court                          Apartments         -         2,083        -         9,664            2,083      9,664
Post Fountains                      Apartments         - (2)     3,856        -        20,458            3,856     20,458
Post Harbour Island                 Apartments         -         3,854        -           367            3,854        367
Post Hyde Park                      Apartments         -         3,498        -        15,979            3,853     15,624
Post Lake                           Apartments         - (2)     6,113        -        30,483            6,724     29,872
Post Rocky Point                    Apartments         -         4,634        -        22,734            4,709     22,659
Post Rocky Point - Phase III        Apartments         -         7,425        -         1,290            7,425      1,290
Post Village                        Apartments         -
   The Arbors                       Apartments         -         2,063        -        14,544            2,446     14,161
   The Lakes                        Apartments         -         2,813        -        16,063            3,387     15,489
   The Oaks                         Apartments         -         3,229        -        15,230            3,855     14,604
Post Walk at Hyde Park              Apartments         -         1,943        -        10,770            1,974     10,739


                                     GROSS
                                    AMOUNT
                                   AT WHICH
                                  CARRIED AT
                                    CLOSE
                                  OF PERIOD                                                        DEPRECIABLE
                                 ===========    ACCUMULATED       DATE OF           DATE              LIVES
                                  TOTAL (1)     DEPRECIATION    CONSTRUCTION      ACQUIRED            YEARS
                                 ===========    ============    ============      ========         ===========
TEXAS
Addison Circle Apartment Homes
     by Post - Phase I              45,417         -               10/97    (4)     10/97                 -
Addison Circle Apartment Homes
     by Post - Phase II              6,969         -               10/97    (4)     10/97                 -
American Beauty Mill                 4,228         -               10/97    (4)     10/97                 -
Block 580                            6,116         -               10/97    (4)     10/97                 -
Block 588                            1,326         -               10/97    (4)     10/97                 -
Clyde Lane                           3,716         -               10/97    (4)     10/97                 -
Cole's Corner                       20,643          20              n/a             10/97         5 - 40 Years
Columbus Square by Post             29,207         132              n/a             10/97         5 - 40 Years
Heights of State-Thomas             22,656         -               10/97    (4)     10/97                 -
Mattingly Site                         882         -               10/97    (4)     10/97                 -
Midtown - Phase I                    3,992         -               10/97    (4)     10/97                 -
Midtown - Phase II                   2,399         -               10/97    (4)     10/97                 -
Parkway Village                      5,066          30              n/a             10/97         5 - 40 Years
Post Parkwood                        2,912          20              n/a             10/97         5 - 40 Years
Post Ascension                      10,224          57              n/a             10/97         5 - 40 Years
Post Hackberry Creek                30,895         145              n/a             10/97         5 - 40 Years
Post Lakeside                       24,296         148              n/a             10/97         5 - 40 Years
Post Reflections                    11,215          73              n/a             10/97         5 - 40 Years
Post Town Lake/Parks                22,491         140              n/a             10/97         5 - 40 Years
Post White Rock                     11,529          68              n/a             10/97         5 - 40 Years
Post Winsted                        21,478         100              n/a             10/97         5 - 40 Years
Post Windhaven                      27,448         144              n/a             10/97         5 - 40 Years
The Shores by Post                  81,620         415              n/a             10/97         5 - 40 Years
Springstead Condos                     866         (75)             n/a             10/97         5 - 40 Years
The Abbey of State-Thomas            8,321          34              n/a             10/97         5 - 40 Years
The Commons at Turtle Creek          9,392          60              n/a             10/97         5 - 40 Years
The Meridian at State-Thomas        13,165          72              n/a             10/97         5 - 40 Years
The Residences on McKinney          19,548         138              n/a             10/97         5 - 40 Years
The Rice                            16,876         -               10/97    (4)     10/97                 -
The Vineyard of Uptown               9,702          46              n/a             10/97         5 - 40 Years
The Vintage of Uptown               15,815          72              n/a             10/97         5 - 40 Years
The Worthington of State-Thomas     38,489         205              n/a             10/97         5 - 40 Years
Thomas Tract                         1,783         -               10/97    (4)                           -
Uptown Village                      26,100         125              n/a             10/97         5 - 40 Years
Villas at Valley Ranch                 898         (63)             n/a             10/97         5 - 40 Years
Wilson Building                      3,566         -               10/97    (4)                           -
Campus Circle                        4,158          16              n/a             10/97         5 - 40 Years
Towne Crossing                      14,435          56              n/a             10/97         5 - 40 Years
Post & Paddock                       9,748          39              n/a             10/97         5 - 40 Years

FLORIDA
Post Bay                            15,781       4,296         5/87 - 12/88          5/87         5 - 40 Years
Post Court                          11,747       2,792         4/90 - 5/91          10/87         5 - 40 Years
Post Fountains                      24,314       6,671         12/85 - 3/88         12/85         5 - 40 Years
Post Harbour Island                  4,221         -               3/97     (4)      1/97                 -
Post Hyde Park                      19,477         966             9/94              7/94         5 - 40 Years
Post Lake                           36,596       9,723         11/85 - 3/88         10/85         5 - 40 Years
Post Rocky Point                    27,368       1,367             4/94           2/94&9/96 (6)   5 - 40 Years
Post Rocky Point - Phase III         8,715         -              11/96     (4)      9/96                 -
Post Village
   The Arbors                       16,607       3,801         6/90 - 12/91         11/90         5 - 40 Years
   The Lakes                        18,876       4,158         7/88 - 12/89          5/88         5 - 40 Years
   The Oaks                         18,459       3,920         11/89 - 7/91         12/89         5 - 40 Years
Post Walk at Hyde Park              12,713         189         10/95 - 9/97          9/95         5 - 40 Years

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)





                                                                      INITIAL COSTS              COSTS
                                                                  ======================      CAPITALIZED
                                                    RELATED                 BUILDING AND      SUBSEQUENT
                                   DESCRIPTION    ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
                                   ============   ============   ========   =============   ===============
MISSISSIPPI
Post Mark                          Apartments          -            716         13,879                34
Post Pointe                        Apartments          -            723         14,091               165
Post Trace                         Apartments          -          1,944         24,616                49

VIRGINIA
Post Corners at Trinity Centre     Apartments          -          4,404            -              23,176
Post Forest                        Apartments          -          8,590            -              23,509

NORTH CAROLINA
Post Park at Phillips Place        Mixed Use           -          4,685            -              21,753

TENNESSEE
Post Green Hills                   Apartments          -          2,464            -              13,629
Post Hillsboro Village             Apartments        1,685        2,255          2,555               585
The Lee Apartments                 Apartments        1,324          720          2,125                36

MISCELLANEOUS INVESTMENTS                              -         15,560            703            23,842
                                                ----------   ----------       --------        ----------
                   TOTAL                        $  193,209   $  334,811       $572,531        $1,028,669
                                                ==========   ==========       ========        ==========


                                             GROSS AMOUNT AT WHICH
                                           CARRIED AT CLOSE OF PERIOD
                                    ========================================
                                                 BUILDING AND                  ACCUMULATED      DATE OF            DATE
                                       LAND      IMPROVEMENTS     TOTAL (1)    DEPRECIATION   CONSTRUCTION        ACQUIRED
                                    ==========   ============   ============   ============   ============      ===========
MISSISSIPPI
Post Mark                                717         13,912          14,629            109          n/a              10/97
Post Pointe                              723         14,256          14,979             74          n/a              10/97
Post Trace                             1,944         24,665          26,609            150          n/a              10/97

VIRGINIA
Post Corners at Trinity Centre         4,493         23,087          27,580          1,338         6/94               6/94
Post Forest                            9,106         22,993          32,099          7,502     1/89 - 12/90           3/88

NORTH CAROLINA
Post Park at Phillips Place            3,190         23,248          26,438              1         1/96              11/95

TENNESSEE
Post Green Hills                       2,505         13,588          16,093            854         9/94               7/94
Post Hillsboro Village                 2,369          3,026           5,395            -           12/96    (4)       8/96
The Lee Apartments                       720          2,161           2,881             67          n/a     (5)       8/96

MISCELLANEOUS INVESTMENTS             15,560         13,200          40,105          5,707
                                    --------     ----------     -----------      ---------
                   TOTAL            $386,234     $1,542,581     $ 1,936,011      $ 201,095
                                    ========     ==========     ===========      =========

                                    DEPRECIABLE
                                       LIVES
                                       YEARS
                                   ============
MISSISSIPPI
Post Mark                          5 - 40 Years
Post Pointe                        5 - 40 Years
Post Trace                         5 - 40 Years

VIRGINIA
Post Corners at Trinity Centre     5 - 40 Years
Post Forest                        5 - 40 Years

NORTH CAROLINA
Post Park at Phillips Place        5 - 40 Years

TENNESSEE
Post Green Hills                   5 - 40 Years
Post Hillsboro Village                     -
The Lee Apartments                 5 - 40 Years

MISCELLANEOUS INVESTMENTS          5 - 40 Years

                   TOTAL


(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $1,702,403 at December 31, 1997, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2) These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3) Balance includes an allowance for possible loss of $3,700 which was taken in prior years.
(4)  Construction still in process as of December 31, 1997.
(5) The Company acquired this community during 1996. The Company is operating the community while evaluating whether whether to hold, renovate or sell the community.
(6)  Additional land was acquired for construction of a second phase.

=============================

     A summary of activity for real estate investments and accumulated depreciation is as follows:


                                                                                      YEAR ENDED DECEMBER, 31
                                                                       =============================================
                                                                           1997             1996             1995
                                                                       ===========      ===========      ==========
Real estate investments:
   Balance at beginning of year                                        $ 1,109,342      $   937,924      $ 828,585
   Purchase of minority interests in certain property partnerships             -                -           10,149
   Purchase of assets in connection with the Merger                        635,732
      Improvements                                                         216,020          183,910        127,150
      Disposition of property                                              (25,083)         (12,492)       (27,960)
                                                                       -----------      -----------      ---------
   Balance at end of year                                              $ 1,936,011      $ 1,109,342      $ 937,924
                                                                       ===========      ===========      =========
Accumulated depreciation:
   Balance at beginning of year                                        $   177,672      $   156,824      $ 142,576
      Depreciation                                                          29,023 [A]       23,372 [A]     20,681 [A]
      Depreciation on disposed property                                     (5,600)          (2,524)        (6,433)
                                                                       -----------      -----------      ---------
   Balance at end of year                                              $   201,095      $   177,672      $ 156,824
                                                                       ===========      ===========      =========



 [a] Depreciation expense in the Consolidated Statements for the years ended
     December 31, 1997, 1996 and 1995, include $25, $231 and $138, respectively, of depreciation expense on other assets.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan

In our opinion, the accompanying statements of net assets available for plan benefits and of changes in net assets available for plan benefits present fairly, in all material respects, the net assets of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan at December 31, 1997 and 1996 and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Atlanta, Georgia
March 20, 1998

                             POST PROPERTIES, INC.
                1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                               ---------------------------
                                                                                  1997              1996
                                                                               --------           --------
             ASSETS
               Receivable from Post Apartment Homes, L.P.  . . . . . .         $440,170           $424,015
                                                                               --------           ========
             NET ASSETS AVAILABLE FOR PLAN BENEFITS
               Net Assets available for Plan Benefits  . . . . . . . .         $440,170           $424,015
                                                                               ========           ========

                             POST PROPERTIES, INC.
                1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                                  YEAR ENDED DECEMBER 31,
                                                                               ---------------------------
                                                                                  1997             1996
                                                                               ----------      -----------
             NET ASSETS AVAILABLE FOR PLAN BENEFITS, JANUARY 1 . . . .         $  424,015      $   805,797
             DEDUCTIONS:

               Purchase of participants' shares  . . . . . . . . . . .           (961,877)      (1,162,977)
               Payment for payroll taxes on behalf
                 of participants . . . . . . . . . . . . . . . . . . .            (63,869)         (70,204)
             ADDITIONS:
               Participant contributions . . . . . . . . . . . . . . .          1,041,901          851,399
                                                                               ----------      -----------
             NET ASSETS AVAILABLE FOR PLAN BENEFITS, DECEMBER 31 . . .         $  440,170      $   424,015
                                                                               ==========      ===========

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

  EXHIBIT
    NO.                                                   DESCRIPTION
  2.1+++      --  Agreement and Plan of  Merger dated as of August 1, 1997 among  Post Properties, Inc. (the "Company"),
                  Columbus  Realty Trust  ("Columbus") and  Post LP  Holdings, Inc.  (subsequently renamed  Post Interim
                  Holdings, Inc.), a wholly owned subsidiary of the Company.
  3.1*        --  Articles of Incorporation of the Company
  3.2*        --  Bylaws of the Company
  4.1***      --  Indenture between the Company and Sun Trust Bank, Atlanta, as Trustee
  10.1        --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
  10.2        --  First Amendment to Second Amended and Restated Partnership Agreement
  10.3        --  Second Amendment to Second Amended and Restated Partnership Agreement
  10.4**      --  Employee Stock Plan
  10.5        --  Amendment to Employee Stock Plan
  10.6        --  Amendment No. 2 to Employee Stock Plan
  10.7        --  Amendment No. 3 to Employee Stock Plan
  10.8        --  Amendment No. 4 to Employee Stock Plan
  10.9**      --  Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
  10.10**     --  Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
  10.11**     --  Employment Agreement between the Company and John A. Williams
  10.12**     --  Employment Agreement between the Company and John T. Glover
  10.13**     --  Employment Agreement between the Operating Partnership and John A. Williams
  10.14**     --  Employment Agreement between the Operating Partnership and John T. Glover
  10.15**     --  Employment Agreement between Post Services, Inc. and John A. Williams
  10.16**     --  Employment Agreement between Post Services, Inc. and John T. Glover
  10.17**     --  Option and Transfer  Agreement among the  Operating Partnership, Post Services,  John A. Williams  and
                  John T. Glover
  10.18**     --  Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
  10.19       --  Form of officers and directors Indemnification Agreement
  10.20*      --  Form of Option Agreement  to be entered into between the Operating Partnership  and the owners of four parcels of undeveloped land
  10.21*      --  Profit Sharing Plan of the Company
  10.22       --  Amendment Number One to Profit Sharing Plan
  10.23       --  Amendment Number Two to Profit Sharing Plan
  10.24       --  Amendment Number Three to Profit Sharing Plan
  10.25       --  Amendment Number Four to Profit Sharing Plan
  10.26**     --  Form of General Partner 1% Exchange Agreement
  10.27+      --  Employee Stock Purchase Plan
  10.28       --  Amendment to Employee Stock Purchase Plan
  10.29++     --  Amended and Restated Dividend Reinvestment and Stock Purchase Plan
  10.30       --  Amended  and Restated Credit  Agreement dated as  of April 9,  1997 among Post  Apartment Homes, L.P.,
                  Wachovia Bank of Georgia, N.A., as administrative agent, First  Union National Bank of Georgia, as Co-
                  Agent, and the banks listed on the signature pages thereto (the "Credit Agreement")

  EXHIBIT
    NO.                                                   DESCRIPTION
 10.31        --  First Amendment to Credit Agreement dated December 17, 1997
 21.1         --  List of Subsidiaries
 23.1         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 333-38725)
 23.2         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-86674)
 23.3         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 33-81772)
 23.4         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 333-39461)
 23.5         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 333-36595)
 23.6         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 333-47399)
 23.7         --  Consent of Price Waterhouse LLP for Registration Statement on Form S-8 (No. 33-00020)
 27.1         --  Financial Data Schedule for the Company for the year ended December 31, 1997
                  (for SEC use only)
 27.2         --  Financial Data Schedule for the Operating Partnership for the year ended December 31, 1997
                  (for SEC use only)
 27.3         --  Financial Data Schedule for the Company for the year ended December 31, 1996
                  (for SEC use only)
 27.4         --  Financial Data Schedule for the Operating Partnership for the year ended December 31,
                  1996 (for SEC use only)

---------------
 * Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
** Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company.
*** Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No.
    333-3555) of the Company.
+ Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company.
++ Filed as part of the Registration Statement on Form S-3 (SEC File No. 333-39461) of the Company.
+++ Filed as an exhibit to the Current Report on Form 8-K, dated as of August
    6, 1997, of the Company.


    The Company's proxy statement is expected to be filed with the Commission on or about April 7, 1998.

    (b)  Reports on Form 8-K

    During the fourth quarter of fiscal 1997, the Company and the Operating Partnership filed current reports on Form 8-K on October 22, 1997 and October 28, 1997 and the Operating Partnership filed a current report on Form 8-K on November 7, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POST PROPERTIES, INC.
                                         (Registrant)

 March 30,1998                                John T. Glover
 --------------                         ------------------------------------
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

              SIGNATURE                               TITLE                             DATE
           John A. Williams           Chairman of the Board, Chief
-----------------------------------   Executive Officer and Director               March 30, 1998
           John A. Williams

            John T. Glover            President, Chief Operating Officer,
-----------------------------------   Treasurer, Principal Financial               March 30, 1998
            John T. Glover            Officer, and Director

              Robert Shaw             President, Post West
-----------------------------------                                                March 30, 1998
             Robert Shaw

            R. Gregory Fox            Senior Vice President, Chief
-----------------------------------   Accounting Officer                           March 30, 1998
            R. Gregory Fox

           Arthur M. Blank            Director
-----------------------------------
           Arthur M. Blank                                                         March 30, 1998

          Herschel M. Bloom           Director
-----------------------------------
          Herschel M. Bloom                                                        March 30, 1998

          Russell R. French           Director
-----------------------------------
          Russell R. French                                                        March 30, 1998

        William A. Parker, Jr.        Director
-----------------------------------
        William A. Parker, Jr.                                                     March 30, 1998

             Charles Rice             Director
-----------------------------------
             Charles Rice                                                          March 30, 1998

              J.C. Shaw               Director
-----------------------------------
              J.C. Shaw                                                            March 30, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POST APARTMENT HOMES, L.P.
                                By: Post G.P. Holdings, Inc., as General Partner

  March 30, 1998                             John T. Glover
 ---------------                ------------------------------------------------
                                John T. Glover, President
                                Chief Operating Officer, Treasurer
                                and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                               TITLE                             DATE
          John A. Williams            Chief Executive Officer                       March 30, 1998
 -----------------------------------
          John A. Williams

           John T. Glover             President, Chief Operating Officer,           March 30, 1998
 -----------------------------------  Treasurer and Principal Financial
           John T. Glover             Officer

           R. Gregory Fox             Senior Vice President, Chief                  March 30, 1998
 -----------------------------------  Accounting Officer
           R. Gregory Fox