Form 10-Q
period 1998-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 1998-05-15
CIK 903127, 1012271

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

                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                   Commission file numbers 1-12080 and 0-28226

                            ------------------------

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.
             (Exact name of registrant as specified in its charter)

                  GEORGIA                                 58-1550675
                  GEORGIA                                 58-2053632
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

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Post Properties, Inc.                 Yes   X   No
                                           ---      ---
Post Apartment Homes, L.P.            Yes   X   No
                                           ---      ---

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       35,493,140 shares of common stock outstanding as of May 11, 1998.

================================================================================

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I   FINANCIAL INFORMATION

         ITEM 1  FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
                Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997................3
                Consolidated Statements of Operations for the three months ended
                       March 31, 1998 and 1997........................................................4
                Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                       three months ended March 31, 1998..............................................5
                Consolidated Statements of Cash Flows for the three months ended
                       March 31, 1998 and 1997........................................................6
                Notes to Consolidated Financial Statements............................................7

         POST APARTMENT HOMES, L.P.
                Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997...............10
                Consolidated Statements of Operations for the three months ended
                       March 31, 1998 and 1997.......................................................11
                Consolidated Statement of Partners' Equity for the three months ended
                       March 31, 1998................................................................12
                Consolidated Statements of Cash Flows for the three months ended
                       March 31, 1998 and 1997.......................................................13
                Notes to Consolidated Financial Statements ..........................................14

         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.........................................................................17

PART II  OTHER INFORMATION
         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K...................................................32

         SIGNATURES..................................................................................33

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         1998             1997
                                                                                      ----------      ------------
                                                                                      (UNAUDITED)
ASSETS
     Real estate:
         Land ..................................................................      $  233,595       $  234,011
         Building and improvements .............................................       1,255,607        1,255,118
         Furniture, fixtures and equipment .....................................          90,979           89,251
         Construction in progress ..............................................         427,222          342,071
         Land held for future development ......................................           3,544           15,560
                                                                                      ----------       ----------
                                                                                       2,010,947        1,936,011
     Less: accumulated depreciation ............................................        (211,658)        (201,095)
                                                                                      ----------       ----------
         Real estate assets ....................................................       1,799,289        1,734,916
     Cash and cash equivalents .................................................          14,430           10,879
     Restricted cash ...........................................................             951            1,542
     Deferred charges, net .....................................................          15,506           12,629
     Other assets ..............................................................          16,589           20,597
                                                                                      ----------       ----------
         Total assets ..........................................................      $1,846,765       $1,780,563
                                                                                      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Notes payable .............................................................      $  709,435       $  821,209
     Accrued interest payable ..................................................          10,464            7,505
     Dividends and distributions payable .......................................          28,207           21,327
     Accounts payable and accrued expenses .....................................          47,563           53,101
     Security deposits and prepaid rents .......................................           8,372            8,117
                                                                                      ----------       ----------
         Total liabilities .....................................................         804,041          911,259
                                                                                      ----------       ----------
     Minority interest of unitholders in Operating Partnership .................         118,654          112,384
                                                                                      ----------       ----------
     Commitments and contingencies
     Shareholders' equity
         Preferred stock, $.01 par value, 20,000,000 authorized: 8 1/2% Series A
              Cumulative Redeemable Shares, liquidation preference $50 per
              share, 1,000,000 shares issued and outstanding ...................              10               10
              7 5/8% Series B Cumulative Redeemable Shares, liquidation
              preference $25 per share, 2,000,000 shares issued and
              outstanding ......................................................              20               20
              7 5/8% Series C Cumulative Redeemable Shares, liquidation
              preference $25 per share, 2,000,000 shares issued and
              outstanding ......................................................              20               --
         Common stock, $.01 par value, 100,000,000 authorized,
              34,231,989 and 30,626,592 shares issued and outstanding at
              March 31, 1998 and December 31, 1997, respectively ...............             342              306
     Additional paid-in capital ................................................         923,678          756,584
     Accumulated earnings ......................................................              --               --
                                                                                      ----------       ----------
         Total shareholders' equity ............................................         924,070          756,920
                                                                                      ----------       ----------
         Total liabilities and shareholders' equity ............................      $1,846,765       $1,780,563
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

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   -----------------------------
                                                                      1998               1997
                                                                   -----------       -----------
REVENUES
     Rental .................................................      $    64,053       $    41,581
     Property management - third party ......................              737               569
     Landscape services - third party .......................            1,326             1,054
     Interest ...............................................              126                 7
     Other ..................................................            2,720             1,355
                                                                   -----------       -----------
         Total revenues .....................................           68,962            44,566
                                                                   -----------       -----------
EXPENSES
     Property operating and maintenance (exclusive of
         items shown separately below) ......................           23,130            15,201
     Depreciation (real estate assets) ......................           10,415             6,137
     Depreciation (non-real estate assets) ..................              345               242
     Property management - third party ......................              584               420
     Landscape services - third party .......................            1,273               901
     Interest ...............................................            8,349             5,361
     Amortization of deferred loan costs ....................              264               302
     General and administrative .............................            2,233             1,846
     Minority interest in consolidated property partnership .               59                --
                                                                   -----------       -----------
         Total expenses .....................................           46,652            30,410
                                                                   -----------       -----------
     Income before loss on unused treasury locks, minority
         interest of unitholders in Operating Partnership and
         extraordinary item .................................           22,310            14,156
     Loss on unused treasury locks ..........................           (1,944)               --
     Minority interest of unitholders in
         Operating Partnership ..............................           (2,510)           (2,515)
                                                                   -----------       -----------
     Income before extraordinary item .......................           17,856            11,641
Extraordinary item, net of minority interest of
     unitholders in Operating Partnership ...................               --               (75)
                                                                   -----------       -----------
         Net income .........................................           17,856            11,566
         Dividend to preferred shareholders .................           (2,566)           (1,063)
                                                                   -----------       -----------
         Net income available to common shareholders ........      $    15,290       $    10,503
                                                                   ===========       ===========
EARNINGS PER COMMON SHARE - BASIC
Income before extraordinary item (net of preferred dividend)       $      0.48       $      0.48
Extraordinary item ..........................................               --                --
                                                                   -----------       -----------
Net income available to common shareholders .................      $      0.48       $      0.48
                                                                   ===========       ===========
Weighted average common shares outstanding ..................       31,762,278        21,949,107
                                                                   ===========       ===========
EARNINGS PER COMMON SHARE - DILUTED
Income before extraordinary item (net of preferred dividend)       $      0.47       $      0.48
Extraordinary item ..........................................               --             (0.01)
                                                                   -----------       -----------
Net income available to common shareholders .................      $      0.47       $      0.47
                                                                   ===========       ===========
Weighted average common shares outstanding ..................       32,217,089        22,136,234
                                                                   ===========       ===========
Dividends declared ..........................................      $      0.65       $     0.595
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

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      ADDITIONAL
                                                             PREFERRED    COMMON        PAID-IN         ACCUMULATED
                                                              SHARES      SHARES        CAPITAL          EARNINGS           TOTAL
                                                             ---------    ------      ----------        -----------       ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, DECEMBER 31, 1997 .........................        $30        $306        $ 756,584         $     --         $ 756,920
       Proceeds from Dividend Reinvestment and
            Employee Stock Purchase Plans ..............         --           1            3,798               --             3,799
       Proceeds from sale of common shares, net
            of underwriting discount and offering
            costs of $7,321 ............................         --          35          129,144               --           129,179
       Proceeds from sale of preferred shares, net
            of underwriting discount and offering
            costs of $1,716 ............................         20          --           48,264               --            48,284
       Adjustment for minority interest of unitholders
            in Operating Partnership at dates of capital
            transactions ...............................         --          --           (7,151)              --            (7,151)
       Net income ......................................         --          --               --           17,856            17,856
       Dividends to preferred shareholders .............         --          --               --           (2,566)           (2,566)
       Dividends to common shareholders ................         --          --           (6,961)         (15,290)          (22,251)
                                                                ---        ----        ---------         --------         ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, MARCH 31, 1998 ............................        $50        $342        $ 923,678         $     --         $ 924,070
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

                              POST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                     ---------------------------
                                                                                                        1998              1997
                                                                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................................................        $  17,856         $  11,566
     Adjustments to reconcile net income to net cash provided by operating activities:
         Loss on unused treasury locks ......................................................            1,944                --
         Minority interest of unitholders in Operating Partnership ..........................            2,510             2,515
         Extraordinary item, net of minority interest of unitholders in Operating Partnership               --                75
         Depreciation .......................................................................           10,760             6,379
         Amortization of deferred loan costs ................................................              264               302
         Other ..............................................................................              (53)               --
     Changes in assets, (increase) decrease in:
         Restricted cash ....................................................................              591                37
         Other assets .......................................................................            4,008             6,558
         Deferred charges ...................................................................           (2,520)             (117)
     Changes in liabilities, increase (decrease) in:
         Accrued interest payable ...........................................................            2,959             3,283
         Accounts payable and accrued expenses ..............................................           (4,677)            2,551
         Security deposits and prepaid rents ................................................              255                73
                                                                                                     ---------         ---------
     Net cash provided by operating activities ..............................................           33,897            33,222
                                                                                                     ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Construction and acquisition of real estate assets, net of payables ....................          (65,513)          (40,960)
     Capitalized interest ...................................................................           (3,756)           (1,829)
     Recurring capital expenditures .........................................................           (1,152)             (704)
     Corporate additions and improvements ...................................................             (880)             (444)
     Non-recurring capital expenditures .....................................................             (253)             (374)
     Revenue generating capital expenditures ................................................           (3,289)           (1,050)
                                                                                                     ---------         ---------
     Net cash (used in) investing activities ................................................          (74,843)          (45,361)
                                                                                                     ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of financing costs .............................................................           (1,944)              (92)
     Debt proceeds ..........................................................................          241,332            86,440
     Proceeds from sale of notes ............................................................          100,000            80,000
     Proceeds from issuance of preferred shares .............................................           48,284                --
     Proceeds from issuance of common shares ................................................          129,179                --
     Debt payments ..........................................................................         (453,106)         (136,033)
     Distributions to unitholders ...........................................................           (3,104)           (2,822)
     Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans ..................            3,796               986
     Dividends paid to preferred shareholders ...............................................           (1,719)           (1,063)
     Dividends paid to common shareholders ..................................................          (18,221)          (11,838)
                                                                                                     ---------         ---------
     Net cash provided by financing activities ..............................................           44,497            15,578
                                                                                                     ---------         ---------
     Net increase in cash and cash equivalents ..............................................            3,551             3,439
     Cash and cash equivalents, beginning of period .........................................           10,879               233
                                                                                                     ---------         ---------
     Cash and cash equivalents, end of period ...............................................        $  14,430         $   3,672
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

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

2.       NOTES PAYABLE

         The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTN Program"). On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities ("MOPPRS") under the MTN Program. The net proceeds from the MOPPRS were used to repay outstanding indebtedness. In connection with the MOPPRS transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date"). The Operating Partnership will have an effective borrowing rate through the Remarketing Date of approximately 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS. As of March 31, 1998, the Operating Partnership had $231,000 aggregate principal amount of notes outstanding under the MTN Program.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.     EARNINGS PER SHARE

       For the three months ended March 31, 1998 and 1997, basic and diluted earnings per common share for income before extraordinary item, net of preferred dividends, and net income available to common shareholders before extraordinary item has been computed as follows:


                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 1998
                                                     ---------------------------------------------
                                                       INCOME             SHARES         PER SHARE
                                                     (NUMERATOR)       (DENOMINATOR)      AMOUNT
                                                     -----------       -------------     ---------
Income before extraordinary item ..............        $ 17,856
Less: Preferred stock dividends ...............          (2,566)
                                                       --------
BASIC EPS
Income available to common shareholders
   before extraordinary item ..................          15,290         31,762,278        $0.48
                                                                                          =====
EFFECT OF DILUTIVE SECURITIES
Options .......................................              --            454,811
                                                       --------         ----------
DILUTED EPS
Income available to common shareholders
   plus assumed conversion before extraordinary
   item .......................................        $ 15,290         32,217,089        $0.47
                                                       ========         ==========        =====



                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 1997
                                                     ---------------------------------------------
                                                       INCOME             SHARES         PER SHARE
                                                     (NUMERATOR)       (DENOMINATOR)      AMOUNT
                                                     -----------       -------------     ---------
Income before extraordinary item ..............        $ 11,641
Less: Preferred stock dividends ...............          (1,063)
                                                       --------
BASIC EPS
Income available to common shareholders
   before extraordinary item ..................          10,578         21,949,107          $0.48
                                                                                            =====
EFFECT OF DILUTIVE SECURITIES
Options .......................................              --            187,127
                                                       --------         ----------
DILUTED EPS
Income available to common shareholders
   plus assumed conversion before extraordinary
   item .......................................        $ 10,578         22,136,234          $0.48
                                                       ========         ==========          =====


5.     SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the three months ended March 31, 1998 and 1997 are as follows:

                  (a) During the three months ended March 31, 1998, holders of eight Units in Post Apartment Homes, L.P. (the "Operating Partnership") exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. The net effect of these conversions and adjustments to minority interest for the dilutive impact of the Common Stock Offering and the Dividend Reinvestment and Employee

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         Stock Purchase Plans was a reclassification increasing minority interest and decreasing shareholders' equity in the amount of $7,151 for the three months ended March 31, 1998.

                  (b) The Operating Partnership committed to distribute $25,641 and $16,169 for the quarters ended March 31, 1998 and 1997, respectively. As a result, the Company declared a dividend of $.65 and $.595 per common share or $22,251 and $13,065 for the quarters ended March 31, 1998 and 1997, respectively. The remaining distributions from the Operating Partnership in the amount of $3,390 and $3,104, respectively, were distributed to minority interest unitholders in the Operating Partnership.

6.       SUBSEQUENT EVENTS

         On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes due April 7, 2009. The notes bear an interest rate of LIBOR plus the applicable spread for the first year they are outstanding, with the spread being reset quarterly. The initial spread is equal to .40%. Net proceeds in the amount $49,825 were used to pay down the outstanding balance on the Revolver. The Company entered into an interest rate swap to hedge the rate for the entire term of the note.

         On April 29, 1998, the Company sold approximately 1.1 million shares of its common stock to Merrill Lynch & Co. at a price of $40.5625 per share. The shares have been deposited into a registered unit investment trust, the Equity Investor Fund Cohen & Steers Realty Majors Portfolio(Unit Investment Trust). Net proceeds in the amount of $44,059 were used to pay down the outstanding balance on the Revolver.

                           POST APARTMENT HOMES, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                        MARCH 31,        DECEMBER 31,
                                                          1998               1997
                                                       ----------        ------------
                                                       (UNAUDITED)
ASSETS
     Real estate:
         Land .................................        $  233,595         $  234,011
         Building and improvements ............         1,255,607          1,255,118
         Furniture, fixtures and equipment ....            90,979             89,251
         Construction in progress .............           427,222            342,071
         Land held for future development .....             3,544             15,560
                                                       ----------         ----------
                                                        2,010,947          1,936,011
     Less: accumulated depreciation ...........          (211,658)          (201,095)
                                                       ----------         ----------
         Operating real estate assets .........         1,799,289          1,734,916
     Cash and cash equivalents ................            14,430             10,879
     Restricted cash ..........................               951              1,542
     Deferred charges, net ....................            15,506             12,629
     Other assets .............................            16,589             20,597
                                                       ----------         ----------
         Total assets .........................        $1,846,765         $1,780,563
                                                       ----------         ----------
LIABILITIES AND PARTNERS' EQUITY
     Notes payable ............................        $  709,435         $  821,209
     Accrued interest payable .................            10,464              7,505
     Distributions payable ....................            28,207             21,327
     Accounts payable and accrued expenses ....            47,563             53,101
     Security deposits and prepaid rents ......             8,372              8,117
                                                       ----------         ----------
         Total liabilities ....................           804,041            911,259
                                                       ----------         ----------
     Commitments and contingencies
     Partners' equity .........................         1,042,724            869,304
                                                       ----------         ----------
         Total liabilities and partners' equity        $1,846,765         $1,780,563
                                                       ----------         ----------

        The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -------------------------------
                                                                                   1998                1997
                                                                               -----------         -----------
REVENUES
     Rental ...........................................................        $    64,053         $    41,581
     Property management - third party ................................                737                 569
     Landscape services - third party .................................              1,326               1,054
     Interest .........................................................                126                   7
     Other ............................................................              2,720               1,355
                                                                               -----------         -----------
         Total revenues ...............................................             68,962              44,566
                                                                               -----------         -----------
EXPENSES
     Property operating and maintenance (exclusive of .................             23,130              15,201
         items shown separately below)
     Depreciation (real estate assets) ................................             10,415               6,137
     Depreciation (non-real estate assets) ............................                345                 242
     Property management - third party ................................                584                 420
     Landscape services - third party .................................              1,273                 901
     Interest .........................................................              8,349               5,361
     Amortization of deferred loan costs ..............................                264                 302
     General and administrative .......................................              2,233               1,846
     Minority interest in consolidated property partnership ...........                 59                  --
                                                                               -----------         -----------
         Total expenses ...............................................             46,652              30,410
                                                                               -----------         -----------
     Income before loss on unused treasury locks and extraordinary item             22,310              14,156
     Loss on unused treasury locks ....................................             (1,944)                 --
                                                                               -----------         -----------
     Income before extraordinary item .................................             20,366              14,156
     Extraordinary item ...............................................                 --                 (93)
                                                                               -----------         -----------
         Net income ...................................................             20,366              14,063
         Distributions to preferred unitholders .......................             (2,566)             (1,063)
                                                                               -----------         -----------
         Net income available to common unitholders ...................        $    17,800         $    13,000
                                                                               ===========         ===========
EARNINGS PER COMMON UNIT - BASIC
     Income before extraordinary item (net of preferred distributions)         $      0.48         $      0.48
     Extraordinary item ...............................................                 --                  --
                                                                               -----------         -----------
     Net income available to common unitholders .......................        $      0.48         $      0.48
                                                                               ===========         ===========
     Weighted average common units outstanding ........................         36,977,423          27,167,244
                                                                               ===========         ===========
EARNINGS PER COMMON UNIT - DILUTED
     Income before extraordinary item (net of preferred distributions)         $      0.47         $      0.48
     Extraordinary item ...............................................                 --               (0.01)
                                                                               -----------         -----------
Net income available to common unitholders ............................        $      0.47         $      0.47
                                                                               ===========         ===========
Weighted average common units outstanding .............................         37,432,234          27,354,371
                                                                               ===========         ===========
Distributions declared ................................................        $      0.65         $     0.595
                                                                               ===========         ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                  GENERAL          LIMITED
                                                                  PARTNER          PARTNERS            TOTAL
                                                                  -------         ----------         ----------
PARTNERS' EQUITY, DECEMBER 31, 1997 ......................        $ 9,085         $  860,219         $  869,304
       Contributions from the Company related to Dividend
            Reinvestment and Employee Stock Purchase Plans             38              3,761              3,799
       Contributions from the Company related to the sale
            of common shares .............................          1,292            127,887            129,179
       Contributions from the Company related to the sale
            of preferred shares ..........................             --             48,284             48,284
       Distributions to preferred unitholders ............             --             (2,566)            (2,566)
       Distributions to common unitholders ...............           (256)           (25,386)           (25,642)
       Net income ........................................            204             20,162             20,366
                                                                  -------         ----------         ----------
PARTNERS' EQUITY, MARCH 31, 1998 .........................        $10,363         $1,032,361         $1,042,724
                                                                  =======         ==========         ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                              ---------------------------
                                                                                                1998              1997
                                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................................        $  20,366         $  14,063
     Adjustments to reconcile net income to net cash provided by operating activities:
         Loss on unused treasury locks ...............................................            1,944                --
         Extraordinary item ..........................................................               --                93
         Depreciation ................................................................           10,760             6,379
         Amortization of deferred loan costs .........................................              264               302
         Write-off fully amortized assets ............................................              (53)               --
     Changes in assets, (increase) decrease in:
         Restricted cash .............................................................              591                37
         Other assets ................................................................            4,008             6,558
         Deferred charges ............................................................           (2,520)             (117)
     Changes in liabilities, increase (decrease) in:
         Accrued interest payable ....................................................            2,959             3,283
         Accounts payable and accrued expenses .......................................           (4,677)            2,551
         Security deposits and prepaid rents .........................................              255                73
                                                                                              ---------         ---------
     Net cash provided by operating activities .......................................           33,897            33,222
                                                                                              ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Construction and acquisition of real estate assets, net of payables .............          (65,513)          (40,960)
     Capitalized interest ............................................................           (3,756)           (1,829)
     Recurring capital expenditures ..................................................           (1,152)             (704)
     Corporate additions and improvements ............................................             (880)             (444)
     Non-recurring capital expenditures ..............................................             (253)             (374)
     Revenue generating capital expenditures .........................................           (3,289)           (1,050)
                                                                                              ---------         ---------
     Net cash (used in) investing activities .........................................          (74,843)          (45,361)
                                                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES

     Payment of financing costs ......................................................           (1,944)              (92)
     Debt proceeds ...................................................................          241,332            86,440
     Proceeds from sale of notes .....................................................          100,000            80,000
     Proceeds from issuance of preferred units .......................................           48,284                --
     Proceeds from issuance of common units ..........................................          129,179                --
     Debt payments ...................................................................         (453,106)         (136,033)
     Proceeds from contributions from PPI related to Dividend Reinvestment
         and Employee Stock Purchase Plans ...........................................            3,796               986
     Distributions paid to preferred unitholders .....................................           (1,719)           (1,063)
     Distributions paid to common unitholders ........................................          (21,325)          (14,660)
                                                                                              ---------         ---------
     Net cash provided by financing activities .......................................           44,497            15,578
                                                                                              ---------         ---------
     Net increase in cash and cash equivalents .......................................            3,551             3,439
     Cash and cash equivalents, beginning of period ..................................           10,879               233
                                                                                              ---------         ---------
     Cash and cash equivalents, end of period ........................................        $  14,430         $   3,672
                                                                                              =========         ---------

        The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)



1.       ORGANIZATION AND FORMATION OF THE COMPANY

         ORGANIZATION AND FORMATION OF THE COMPANY Post Apartment Homes, L.P. (the "Operating Partnership"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for Post Properties, Inc. (the "Company").

         The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1997.

2.       NOTES PAYABLE

         The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTN Program"). On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities ("MOPPRS") under the MTN Program. The net proceeds from the MOPPRS were used to repay outstanding indebtedness. In connection with the MOPPRS transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date"). The Operating Partnership will have an effective borrowing rate through the Remarketing Date of approximately 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS. As of March 31, 1998, the Operating Partnership had $231,000 aggregate principal amount of notes outstanding under the MTN Program.


3.       EXTRAORDINARY ITEM

         The extraordinary item for the nine months ended March 31, 1997 resulted from costs associated with the early extinguishment of indebtedness.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)



4.       EARNINGS PER UNIT

         For the three months ended March 31, 1998 and 1997, basic and diluted earnings per common unit for income before extraordinary item, net of preferred distributions, and net income available to common unitholders before extraordinary item has been computed as follows:

                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 1998
                                                      -------------------------------------------
                                                        INCOME             UNITS         PER UNIT
                                                      (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                                      -----------      -------------     --------
Income before extraordinary item ..............        $ 20,366
Less: Preferred stock distributions ...........          (2,566)
                                                       --------
BASIC EPS
Income available to common unitholders
   before extraordinary item ..................          17,800         36,977,423        $0.48
                                                                                          =====
EFFECT OF DILUTIVE SECURITIES
Options .......................................              --            454,811
                                                       --------         ----------
DILUTED EPS
Income available to common unitholders
   plus assumed conversion before extraordinary
   item .......................................        $ 17,800         37,432,234        $0.47
                                                       ========         ==========        =====



                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 1997
                                                      -------------------------------------------
                                                        INCOME             UNITS         PER UNIT
                                                      (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                                      -----------      -------------     --------
Income before extraordinary item ..............        $ 14,156
Less: Preferred stock distributions ...........          (1,063)
                                                       --------
BASIC EPS
Income available to common unitholders
   before extraordinary item ..................          13,093         27,167,244        $0.48
                                                                                          =====
EFFECT OF DILUTIVE SECURITIES
Options .......................................              --            187,127
                                                       --------         ----------
DILUTED EPS
Income available to common unitholders
   plus assumed conversion before extraordinary
   item .......................................        $ 13,093         27,354,371        $0.48
                                                       ========         ==========        =====

5.       SUPPLEMENTAL CASH FLOW INFORMATION

         The Operating Partnership committed to distribute $25,641 and $16,169 for the quarters ended March 31, 1998 and 1997, respectively.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


6.       SUBSEQUENT EVENTS

         On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes due April 7, 2009. The notes bear an interest rate of LIBOR plus the applicable spread for the first year they are outstanding, with the spread being reset quarterly. The initial spread is equal to .40%. Net proceeds in the amount of $49,825 were used to pay down the outstanding balance on the Revolver. The Company entered into an interest rate swap to hedge the rate for the entire term of the note.

         On April 29, 1998, the Company issued approximately 1.1 million shares of its common stock at a price of $40.5625 per share. The shares have been deposited into a registered unit investment trust, the Equity Investor Fund Cohen & Steers Realty Majors Portfolio(Unit Investment Trust). Net proceeds in the amount of $44,059 were contributed to the Operating Partnership and used to pay down the outstanding balance on the Revolver.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc. (the "Company") and Post Apartment Homes, L.P. (the "Operating Partnership"). Except for the effect of minority interest in the Operating Partnership, the following discussion with respect to the Company is the same for the Operating Partnership.

As of March 31, 1998, there were 39,447,713 units in the Operating Partnership outstanding, of which 34,231,989, or 86.8%, were owned by the Company and 5,215,724, or 13.2% were owned by other limited partners (including certain officers and directors of the Company). As of March 31, 1998, there were 5,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

On October 24, 1997 Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, was merged into a wholly owned subsidiary of the Company. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into .615 shares of common stock of the Company, which resulted in the issuance of approximately 8,400 shares of common stock of the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The Company recorded net income available to common shareholders of $15,290 for the three months ended March 31, 1998, an increase of 45.6% over the corresponding period in 1997 primarily as a result of the merger with Columbus and additional units placed in service through the development of new communities.

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

As of March 31, 1998, the Company's portfolio of apartment communities consisted of the following: (i) 64 communities which were completed and stabilized for all of the current and prior year, (ii) nine communities which achieved full stabilization during the prior year and (iii) 11 communities in the development or lease-up stage.

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

Therefore, in order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1997. The Company has also presented quarterly financial information reflecting the dilutive impact of lease-up deficits incurred for communities in the development and lease-up stage and not yet operating at break-even. In this presentation, only those communities which were dilutive during the period are included and, accordingly, different communities may be included in each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three months ended March 31, 1998 and 1997 is summarized as follows:

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                 ---------------------------------------
                                                                                  1998            1997          % CHANGE
                                                                                 -------        --------        --------
Rental and other revenue:
Mature communities (1) ..................................................        $51,616        $ 49,892            3.5%
Adjustment for acquired mature communities (2) ..........................             --         (10,815)           N/M
   Communities stabilized during 1997 ...................................          6,917             408            N/M
Development and lease-up
   communities (3) ......................................................          6,107           1,802            N/M
 Sold communities (4) ...................................................             --             966            N/M
Other revenue (5) .......................................................          2,133             683          212.3%
                                                                                 -------        --------
                                                                                  66,773          42,936           55.5%
                                                                                 -------        --------
Property operating and maintenance expense (exclusive of depreciation and amortization):
 Mature communities (1) .................................................         16,045          15,708            2.2%
Adjustment for acquired mature communities (2) ..........................             --          (3,664)           N/M
Communities stabilized during 1997 ......................................          2,004             345            N/M
Development and lease-up
   communities (3) ......................................................          3,037             682            N/M
Sold communities (4) ....................................................             --             360            N/M
Other expenses (6) ......................................................          2,044           1,770           15.5%
                                                                                 -------        --------
                                                                                  23,130          15,201           52.2%
                                                                                 -------        --------
Revenue in excess of specified
   expense ..............................................................        $43,643        $ 27,735           57.4%
                                                                                 =======        ========
Recurring capital expenditures: (7)
   Carpet ...............................................................        $   583        $    319           82.8%
   Other ................................................................            569             385           47.8%
                                                                                 -------        --------
   Total ................................................................        $ 1,152        $    704           63.6%
                                                                                 =======        ========
Average apartment units in service ......................................         26,462          18,266           44.9%
                                                                                 =======        ========
Recurring capital expenditures per
   apartment unit .......................................................        $    44        $     39           12.8%
                                                                                 =======        ========

(1) Communities which reached stabilization prior to January 1, 1997. Includes mature communities acquired through the merger with Columbus.

(2) The adjustment for acquired mature communities represents the operating results of the mature communities owned by Columbus prior to the merger.

(3) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.

(4) Includes one community, containing 416 units, which was sold on May 22, 1997.

(5) Other revenue includes revenue from furnished apartment rentals above the unfurnished rental rates, revenue from commercial properties and other revenue not directly related to property operations.

(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, costs associated with furnished apartment rentals and operating expenses from commercial properties.

(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

N/M - Not meaningful.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


For the three months ended March 31, 1998, rental and other revenue increased $23,837, or 55.5% compared to the same period in the prior year primarily as a result of an increase in units placed in service through the merger with Columbus ($18,737) and the completion of new communities. For the three months ended March 31, 1998, property operating and maintenance expenses increased $7,929, or 52.2% compared to the same period in the prior year, primarily as a result of an increase in the number of units placed in service through the merger with Columbus ($6,296) and the completion of new communities.

For the three months ended March 31, 1998, recurring capital expenditures increased $448, or 63.6%, compared to the same period in the prior year, primarily due to the increase in the average number of apartment units in service as a result of the merger with Columbus and the completion of new communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


MATURE COMMUNITIES

The Company defines mature communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 64 communities containing an aggregate of 21,819 units which were fully stabilized as of January 1, 1997, is summarized as follows:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                ----------------------------------------
                                                                  1998            1997          % CHANGE
                                                                -------         --------        --------
Rental and other revenue (1) ...........................        $51,616         $ 49,892           3.5%
                                                                -------         --------
Adjustment for acquired mature communities (2) .........             --          (10,815)          N/M
                                                                -------         --------
Rental and other revenue (3) ...........................         51,616           39,077          32.1%
                                                                -------         --------
Property operating and maintenance expense
   (exclusive of depreciation and
   amortization) (1) ...................................         16,045           15,708           2.2%
Adjustment for acquired mature communities (2) .........             --           (3,664)          N/M
                                                                -------         --------
Property operating and maintenance expense (exclusive of
   depreciation and amortization) - historical (3) .....         16,045           12,044          33.2%
                                                                -------         --------

Revenue in excess of specified expense .................        $35,571         $ 27,033          31.6%
                                                                =======         ========

Recurring capital expenditures: (4)
     Carpet ............................................        $   414         $    308          34.4%
     Other .............................................            417              323          29.1%
                                                                -------         --------
         Total .........................................        $   831         $    631          31.7%
                                                                =======         ========
Recurring capital expenditures per
   apartment unit (5) ..................................        $    38         $     37           2.7%
                                                                =======         ========

Average economic occupancy (6) .........................           96.3%            93.7%          2.6%
                                                                -------         --------
Average monthly rental rate per
  apartment unit (7) ...................................        $   806         $    796           1.3%
                                                                =======         ========
Apartment units in service .............................         21,819           16,937          28.8%
                                                                =======         ========

(1) Communities which reached stabilization prior to January 1, 1997. Includes mature communities acquired through the merger with Columbus.

(2) The adjustment for acquired mature communities represents the operations results of the mature communities owned by Columbus prior to the merger. This adjustment was included to reduce the rental and other revenue of mature communities to the historical results in order to provide a more meaningful analysis of the mature communities results.

(3) Represents the Company's historical results of operations for mature communities.

(4) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

(5) In addition to such capitalized expenditures, the Company expensed $144 and $126 per unit on building maintenance (inclusive of direct salaries) and $42 and $47 per unit on landscaping (inclusive of direct salaries) for the three months ended March 31, 1998 and 1997, respectively.

(6) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 94.6% and 93.0%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


         for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998 and 1997, concessions were $788 and $190, respectively, and employee discounts were $111 and $86, respectively. For the three months ended March 31, 1997, average economic occupancy for all mature communities, including mature communities acquired through the merger with Columbus, was 94.3%.

(7) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.

N/M - Not meaningful.

For the three months ended March 31, 1998, rental and other revenue increased $12,539, or 32.1%, compared to the same period in the prior year, due to increase in units in service as a result of the merger with Columbus and increased rental rates and occupancy for mature communities owned prior to the merger with Columbus. For the three months ended March 31, 1998, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,001, or 33.2%, compared to the same period in the prior year, primarily as a result of an increase in units in service as a result of the merger with Columbus.

For the three months ended March 31, 1998, recurring capital expenditures per apartment unit decreased $7, or 15.6% compared to the same periods in the prior year, primarily due to the timing of carpet replacements and other recurring capital expenditures for communities.

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

For the three months ended March 31, 1998 and 1997, respectively, the "lease-up deficit" charged to and included in results of operations is summarized as follows:


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                --------------------
                                                                 1998           1997
                                                                ------         -----
Rental and other revenue ...............................        $1,123         $ 117
Property operating and maintenance expense (exclusive of
   depreciation and amortization) ......................         1,315           207
                                                                ------         -----
Revenue (expense) in excess of specified
   expense/revenue .....................................          (192)          (90)
Interest expense .......................................           629            89
                                                                ------         -----
Lease-up deficit .......................................        $ (821)        $(179)
                                                                ======         =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three months ended March 31, 1998 and 1997 is summarized as follows:


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                          -----------------------------------
                                            1998          1997        %CHANGE
                                          -------        ------       -------
Property management and other
   revenue .......................        $   737        $  554        33.0%
Property management expense ......            408           295        38.3%
General and administrative expense            176           103        70.9%
Depreciation expense .............             10            14       (28.6)%
                                          -------        ------
Revenue in excess of specified
  expense ........................        $   143        $  142         0.7%
                                          =======        ======
Average apartment units managed ..         10,764         7,775        38.4%
                                          =======        ======

The increase in property management revenues and expenses for the three months ended March 31, 1998 compared to the same periods in the prior year is primarily attributable to an increase in the average number of units managed. The increase in general and administrative expense is primarily due to start-up costs of the new contracts attained in the first quarter of 1998.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three months ended March 31, 1998 and 1997 is summarized as follows:


                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                          ----------------------------------
                                           1998          1997       % CHANGE
                                          ------        ------      --------
Landscape services and other
 revenue .........................        $1,326        $1,054        25.8%
Landscape services expense .......         1,060           756        40.2%
General and administrative expense           213           145        46.9%
Depreciation expense .............            25            25          --
                                          ------        ------
Revenue in excess of specified
  expense ........................        $   28        $  128       (78.1)%
                                          ======        ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


The increase in landscape services revenue and expenses for the three months ended March 31, 1998, compared to the same periods in 1997 is primarily due to increases in landscape contracts. General and administrative expense increased due to costs incurred in preparation for future growth plans.

OTHER REVENUES AND EXPENSES

Depreciation expense $4,381, or 68.7% and interest expense increased $2,988, or 55.7% from the three months ended March 31, 1997 to the three months ended March 31, 1998 primarily as a result of the merger with Columbus.

General and administrative expense increased from the three months ended March 31, 1997 to the three months ended March 31, 1998 primarily due to the merger with Columbus. General and administrative expense as a percent of total revenues decreased from 4.1% for the three months ended March 31, 1997 to 3.2% for the three months ended March 31, 1998.

The loss on unused treasury locks of $1,944 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

The extraordinary item of $75 for the three months ended March 31, 1997, net of minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $33,222 for the three months ended March 31, 1997 to $33,897 for the three months ended March 31, 1998, principally due to the increase in net income (primarily as a result of the merger with Columbus) as adjusted for depreciation offset by changes in accrued assets and liabilities. Net cash used in investing activities increased from $45,361 in the three months ended March 31, 1997 to $74,843 in the three months ended March 31, 1998, principally due to an increase in construction spending. The Company's net cash provided by financing activities increased from $15,578 in the three months ended March 31, 1997 to $44,497 in the three months ended March 31, 1998, primarily due to increased debt proceeds and proceeds from the sale of preferred stock and common stock.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


At March 31, 1998, the Company had total indebtedness of $709,435 and cash and cash equivalents of $14,430. The Company's indebtedness includes approximately $32,907 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $230,528, senior unsecured notes of $406,000 and borrowings under unsecured lines of credit of approximately $40,000.

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

Lines Of Credit
The Company has two unsecured lines of credit totaling $220,000. At March 31, 1998, borrowings under these lines of credit were approximately $40,000.

Medium Term Notes
The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTN Program"). On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities ("MOPPRS") under the MTN Program. The net proceeds from the MOPPRS were used to repay outstanding indebtedness. In connection with MOPPRS transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date"). The Operating Partnership will have an effective borrowing rate through the Remarketing Rate of approximately 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS. As of March 31, 1998, the Operating Partnership had $231,000 aggregate principle amount of notes outstanding under the MTN Program.

On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes due April 7, 2009. The notes bear an interest rate of LIBOR plus the applicable spread for the first year they are outstanding, with the spread being reset quarterly. The initial spread is equal to .40%. Net proceeds in the amount $49,825 were used to pay down the outstanding balance on the Revolver. The Company entered into an interest rate swap to hedge the rate for the entire term of the note.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Fannie Mae ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for 14 bond issues, aggregating $217,230, which were reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $18,650 with respect to one other bond issue which matures and may be refunded in 1998. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Refundable Tax Exempt Bonds The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880 of which $5,352 has been economically defeased, leaving $230,528 of principal amount of tax-exempt bonds outstanding at March 31, 1998 of which $217,230 of the bonds outstanding has been reissued with a maturity of June 1, 2025. The remaining outstanding bond, together with the economically defeased portion of the bond, matures and may be reissued during the second quarter 1998. The Company has chosen economic defeasance of the bond obligation rather than a legal defeasance in order to preserve the legal right to refund such obligation on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial.

The following table shows the amount of bonds (both defeased and outstanding) at March 31, 1998, which the Company may reissue during the years 1998 and 2025:


                                DEFEASED     OUTSTANDING     TOTAL REISSUE
                                PORTION       PORTION          CAPACITY
                                --------     -----------     -------------
                  1998           $5,352       $ 13,298         $ 18,650
                  2025               --        217,230          217,230
                                 ------       --------         --------
                                 $5,352       $230,528         $235,880
                                 ------       --------         --------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Schedule of Indebtedness

The following table reflects the Company's indebtedness at March 31, 1998:

                                                                                                        Maturity      Principal
Description                                         Location                  Interest Rate             Date(1)        Balance
---------------------------------------------     -------------       ----------------------------     ------------   ---------
TAX EXEMPT FIXED RATE (SECURED)
Post Court(R)................................      Atlanta, GA              7.5% + .575% (2)(3)        06/01/98 (4)   $13,298
                                                                                                                      -------
                                                                                                                       13,298
                                                                                                                      -------
CONVENTIONAL FIXED RATE (SECURED)
Post Hillsboro Village.......................     Nashville, TN                   9.20%                10/01/01         2,999
Parkwood Townhomes(TM).......................      Dallas, TX                    7.375%                04/01/14           851
                                                                                                                      -------
                                                                                                                        3,850
CONVENTIONAL FLOATING RATE
Addison Circle Apartment Homes
     by Post(TM)- Phase I....................      Dallas, TX                 LIBOR + .75%             06/01/99        21,724
The Rice.....................................      Houston, TX                LIBOR + 1.90%            08/01/99         7,333
                                                                                                                      -------
                                                                                                                       29,057
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R)Series 1995...................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25         9,895
Post Valley(R)Series 1995....................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25        18,600
Post Brook(R)Series 1995.....................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25         4,300
Post Village(R)(Atlanta) Hills
  Series 1995................................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25         7,000
Post Mill(R)Series 1995......................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25        12,880
Post Canyon(R)Series 1996....................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25        16,845
Post Corners(R)Series 1996...................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25        14,760
Post Bridge(R)...............................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25        12,450
Post Village(R)(Atlanta) Gardens.............      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25        14,500
Post Chase(R)................................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25        15,000
Post Walk(R).................................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25        15,000
Post Lake(R).................................      Orlando, FL        "AAA" NON-AMT + .575% (2)(3)     06/01/25        28,500
Post Fountains at Lee Vista(R)...............      Orlando, FL        "AAA" NON-AMT + .575% (2)(3)     06/01/25        21,500
Post Village(R)(Atlanta) Fountains
      and Meadows............................      Atlanta, GA        "AAA" NON-AMT + .575% (2)(3)     06/01/25        26,000
                                                                                                                     --------
                                                                                                                      217,230
                                                                                                                     --------
SENIOR NOTES (UNSECURED)
Medium Term Notes............................         N/A                         6.22%                12/31/99        16,000
Medium Term Notes............................         N/A                     LIBOR + .25%             03/03/00        30,000
Northwestern Mutual Life.....................         N/A                         8.21%                06/07/00        30,000
Medium Tern Notes............................         N/A                         7.02%                04/02/01        37,000
Northwestern Mutual Life.....................         N/A                         8.37%                06/07/02        20,000
Senior Notes.................................         N/A                         7.25%                10/01/03       100,000
Medium Term Notes............................         N/A                         7.30%                04/01/04        13,000
Medium Term Notes............................         N/A                         6.69%                09/22/04        10,000
Medium Term Notes............................         N/A                         6.78%                09/22/05        25,000
Senior Notes.................................         N/A                         7.50%                10/01/06        25,000
Mandatory Par Put Remarketed Securities .....         N/A                       6.85% (5)              03/16/15       100,000
                                                                                                                     --------
                                                                                                                      406,000
                                                                                                                     --------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


LINES OF CREDIT (UNSECURED)
Revolver ..................................       N/A       LIBOR + .675% or prime minus .25% (6)     04/30/01      20,000
Cash Management Line.......................       N/A         LIBOR + .675% or prime minus .25%       03/31/99      20,000
                                                                                                                  --------
                                                                                                                    40,000
TOTAL......................................                                                                       $709,435
                                                                                                                  --------

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.

(2)      Bond financed (interest rate on bonds + credit enhancement fees).

(3) These bonds are cross collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.

(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.

(5) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(6) Represents stated rate. The Company may also make "money market" loans of up to $100,000 at rates below the stated rate.

Preferred Stock Offering
On February 9, 1998, the Company issued two million non-convertible 7 5/8% Series C Cumulative Redeemable Shares (the "Series C Perpetual Preferred Shares") at a price of $25 per share. Net proceeds of $48,284 from the sale of Series C Perpetual Preferred Shares were contributed to the Operating Partnership in exchange for two million Series C Perpetual Preferred Units and used by the Operating Partnership to repay outstanding indebtedness.

Common Stock Offering
On March 4, 1998, the Company issued 3.5 million shares of common stock to the public. The net proceeds from this offering of $129,179 were contributed to the Operating Partnership in exchange for 3.5 million common units and used by the Operating Partnership to repay outstanding indebtedness. Proceeds from this offering were used to repay outstanding indebtedness under the Revolver.

On April 29, 1998, the Company issued approximately 1.1 million shares of its common stock at a price of $40.5625 per share. The shares have been deposited into a registered unit investment trust, the Equity Investor Fund Cohen & Steers Realty Majors Portfolio (Unit Investment Trust). Net proceeds in the amount of $44,059 were used to pay down the outstanding balance on the Company's Revolver.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company for 95% of the market price on the date of purchase. For the three months ended March 31, 1998, contributions from the DRIP were $3,015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:


                                                            ACTUAL OR     ACTUAL OR     UNITS
                                                            ESTIMATED     ESTIMATED     LEASED
                                              QUARTER OF     QUARTER       QUARTER      AS OF
                                     # OF    CONSTRUCTION  FIRST UNITS  OF STABILIZED  MAY 11,
METROPOLITAN AREA                   UNITS    COMMENCEMENT   AVAILABLE     OCCUPANCY     1998
-----------------                   -----    ------------  -----------  -------------  -------
Atlanta, GA
-----------
Post Lindbergh(TM) ...........        396        3Q'96        3Q'97         1Q'99        216
Post Gardens(R) ..............        397        3Q'96        4Q'97         1Q'99        216
Riverside by Post(TM) ........        536        3Q'96        2Q'98         1Q'00         31
Post River(R)- Phase II ......         88        1Q'97        4Q'97         2Q'98         60
Post Ridge(TM) ...............        232        1Q'97        4Q'97         4Q'98        130
Post Ridge II ................        202        2Q'98        4Q'98         2Q'99        n/a
Post Briarcliff(TM)- Phase I .        388        2Q'97        1Q'98         2Q'99         57
                                    -----                                                ---
                                    2,239                                                710
                                    -----                                                ---
Tampa, FL
---------
Post Rocky Point(R)- Phase III        290        2Q'97        2Q'98         1Q'99        n/a
Post Harbour Island(TM) ......        206        3Q'97        3Q'98         2Q'99        n/a
                                    -----                                                ---
                                      496                                                n/a
                                    -----                                                ---
Dallas, TX
----------
Addison Circle - Phase II ....        473        4Q'97        1Q'99         1Q'00        n/a
American Beauty Mill .........         80        2Q'97        2Q'98         3Q'98         42
Block 580 ....................        204        4Q'97        4Q'98         2Q'99        n/a
                                    -----                                                ---
                                      757                                                 42
                                    -----                                                ---
Houston, TX
-----------
Rice Hotel ...................        312        1Q'97        2Q'98         4Q'98        228
Midtown - Phase I ............        479        1Q'98        1Q'99         4Q'99        n/a
                                    -----                                                ---
                                      791                                                228
                                    -----                                                ---
Denver, CO
----------
Denver Uptown ................        467        4Q'97        1Q'99         1Q'00        n/a
                                    -----                                                ---

Phoenix, AZ
-----------
Deck Park ....................        416        4Q'98        3Q'99         3Q'00        n/a
                                    -----                                                ---
                                    5,166                                                980
                                    -----                                                ---

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

Acquisition of assets and community improvement expenditures for the three months ended March, 31 1998 and 1997 are summarized as follows:


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                      1998           1997
                                                                    -------        -------
New community development and acquisition activity .........        $69,269        $42,789
Non-recurring capital expenditures:
      Revenue generating additions and improvements ........          3,289          1,050
      Other community additions and improvements ...........            253            374
Recurring capital expenditures:
      Carpet replacements ..................................            582            319
      Community additions and improvements .................            570            385
      Corporate additions and improvements .................            880            444
                                                                    -------        -------
                                                                    $74,843        $45,361
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

FFO and CAD for the three months ended March 31, 1998 and 1997 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           -------------------------------
                                                                               1998                1997
                                                                           -----------         -----------
Net income available to common shareholders .......................        $    15,290         $    10,503
     Extraordinary item, net of minority interest .................                 --                  75
     Minority interest ............................................              2,510              2 ,515
     Loss on unused treasury locks ................................              1,944                  --
                                                                           -----------         -----------
Adjusted net income ...............................................             19,744              13,093
  Depreciation of real estate assets ..............................             10,415               6,137
                                                                           -----------         -----------
Funds from Operations (1) .........................................             30,159              19,230
Recurring capital expenditures (2) ................................             (1,152)               (704)
Non-recurring capital expenditures (3) ............................               (253)               (374)
Loan amortization payments ........................................                (18)                (59)
                                                                           -----------         -----------
Cash Available for Distribution ...................................        $    28,736         $    18,093
                                                                           ===========         -----------
Revenue generating capital expenditures (4) .......................        $     3,289         $     1,050
                                                                           ===========         ===========
Cash Flow Provided By (Used In):
Operating activities ..............................................        $    33,897         $    33,222
Investing activities ..............................................        $    74,843         $   (45,361)
Financing activities ..............................................        $    44,497         $    15,578

Weighted average common shares outstanding - basic ................         31,762,278          21,949,107
                                                                           -----------         ===========
Weighted average common shares and units outstanding - basic ......         36,977,423          27,167,244
                                                                           -----------         ===========
Weighted average common shares outstanding - diluted ..............         32,217,089          22,136,234
                                                                           ===========         ===========
Weighted average common shares and units outstanding - diluted ....         37,432,234          27,354,371
                                                                           ===========         ===========

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

(2) Recurring capital expenditures consisted primarily of $582 and $319 of carpet replacement and $570 and $385 of other additions and improvements to existing communities for the three months ended March 31, 1998 and 1997, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $880 and $444 for the three months ended March 31, 1998 and 1998, respectively, are excluded from the calculation of CAD.

(3) Non-recurring capital expenditures consisted of community additions and improvements of $253 and $374 for the three months ended March 31, 1998 and 1997, respectively.

(4) Revenue generating capital expenditures included a major renovation of four communities in the amount of $2,861, for the three months ended March 31, 1998 and one community in the amount of $961 for the three months ended March 31, 1997, and submetering of water service to communities in the amount of $428 and $89 for the three months ended March 31, 1998 and 1997, respectively.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

27.1 Financial Data Schedule for the Company - First Quarter 1998 (for SEC filing purposes only)

27.2 Restated Financial Data Schedule for the Company - First Quarter 1997 (for SEC filing purposes only)

27.3 Financial Data Schedule for the Operating Partnership - First Quarter 1998 (for SEC filing purposes only)

27.4 Restated Financial Data Schedule for the Operating Partnership - First Quarter 1997 (for SEC filing purposes only)

         The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

         (b) Reports on Form 8-K

             Reports on Form 8-K filed by each registrant on February 9, 1998, February 26, 1998, March 3, 1998 and March 16, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             POST PROPERTIES, INC.




May 15, 1998                                 /s/ John T. Glover
------------                                 -----------------------------
  (Date)                                     John T. Glover, President
                                             (Principal Financial Officer)




May 15, 1998                                 /s/ R. Gregory Fox
------------                                 -----------------------------
  (Date)                                     R. Gregory Fox
                                             Senior Vice President, Chief
                                             Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  POST APARTMENT HOMES L.P.
                                  By: Post GP Holdings, Inc., as General Partner




May 15, 1998                      /s/ John T. Glover
------------                      ----------------------------------------------
  (Date)                          John T. Glover, President
                                  (Principal Financial Officer)





May 15, 1998                      /s/ R. Gregory Fox
------------                      ----------------------------------------------
  (Date)                          R. Gregory Fox
                                  Senior Vice President, Chief
                                  Accounting Officer