Form 10-Q
period 1998-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 1998-08-13
CIK 903127, 1012271

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

                  For the quarterly period ended June 30, 1998

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

           4401 NORTHSIDE PARKWAY, SUITE 800, ATLANTA, GEORGIA 30327
              (Address of principal executive offices -- zip code)

                                 (404) 846-5000
              (Registrant's telephone number, including area code)

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

      36,021,778 shares of common stock outstanding as of August 10, 1998.

================================================================================

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                      INDEX

PART I   FINANCIAL INFORMATION                                                                                PAGE
                                                                                                              ----
         ITEM 1  FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997................................3
             Consolidated Statements of Operations for the three and six months ended
                June 30, 1998 and 1997............................................................................4
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                six months ended June 30, 1998....................................................................5
             Consolidated Statements of Cash Flows for the six months ended
                June 30, 1998 and 1997............................................................................6
             Notes to Consolidated Financial Statements...........................................................7

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997................................9
             Consolidated Statements of Operations for the three and six months ended
                June 30, 1998 and 1997...........................................................................10
             Consolidated Statement of Partners' Equity for the six months ended
                June 30, 1998....................................................................................11
             Consolidated Statements of Cash Flows for the six months ended
                June 30, 1998 and 1997...........................................................................12
             Notes to Consolidated Financial Statements .........................................................13

         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.....................................................................................15

PART II  OTHER INFORMATION
         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............................................30

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K...............................................................30

         SIGNATURES..............................................................................................31

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   1998                  1997
                                                                             ---------------       ---------------
                                                                                 (UNAUDITED)
ASSETS
   Real estate:
     Land..................................................................  $       242,493         $     234,011
     Building and improvements.............................................        1,350,528             1,255,118
     Furniture, fixtures and equipment.....................................           99,135                89,251
     Construction in progress..............................................          383,807               342,071
     Land held for future development......................................           32,083                15,560
                                                                             ---------------         -------------
                                                                                   2,108,046             1,936,011
   Less: accumulated depreciation..........................................         (222,457)             (201,095)
                                                                             ---------------         -------------
     Real estate assets....................................................        1,885,589             1,734,916
   Cash and cash equivalents...............................................            3,917                10,879
   Restricted cash.........................................................            1,164                 1,542
   Deferred charges, net...................................................           17,476                12,629
   Other assets............................................................           34,648                20,597
                                                                               -------------         -------------
     Total assets..........................................................    $   1,942,794         $   1,780,563
                                                                               =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable...........................................................    $     731,800         $     821,209
   Accrued interest payable................................................            7,670                 7,505
   Dividends and distributions payable.....................................           29,687                21,327
   Accounts payable and accrued expenses...................................           63,635                53,101
   Security deposits and prepaid rents.....................................            8,734                 8,117
                                                                               -------------         -------------
     Total liabilities.....................................................          841,526               911,259
                                                                               -------------         -------------
   Minority interest of unitholders in Operating Partnership...............          121,326               112,384
                                                                               -------------         -------------
   Commitments and contingencies
   Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized:
       8 1/2% Series A Cumulative Redeemable Shares, liquidation
       preference $50 per share, 1,000,000 shares issued and outstanding...               10                    10
       7 5/8% Series B Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding.........................................................               20                    20
       7 5/8% Series C Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding.........................................................               20                    --
     Common stock, $.01 par value, 100,000,000 authorized,
       35,889,524 and 30,626,592 shares issued and outstanding at
       June 30, 1998 and December 31, 1997, respectively...................              359                   306
   Additional paid-in capital..............................................          979,533               756,584
   Accumulated earnings....................................................               --                    --
                                                                               -------------         -------------
     Total shareholders' equity............................................          979,942               756,920
                                                                               -------------         -------------
     Total liabilities and shareholders' equity............................    $   1,942,794         $   1,780,563
                                                                               =============         =============

       The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                   -----------------------------     -----------------------------
                                                                       1998             1997             1998             1997
                                                                   ------------     ------------     ------------     ------------
REVENUES
 Rental .......................................................    $     66,799     $     42,550     $    130,852     $     84,131
 Property management - third party ............................             780              538            1,517            1,092
 Landscape services - third party .............................           1,853            1,415            3,179            2,463
 Interest .....................................................             177                8              303               15
 Other ........................................................           3,868            1,596            6,589            2,966
                                                                   ------------     ------------     ------------     ------------
  Total revenues ..............................................          73,477           46,107          142,440           90,667
                                                                   ------------     ------------     ------------     ------------
EXPENSES
Property operating and maintenance (exclusive of
  items shown separately below) ...............................          25,001           15,941           48,132           31,153
 Depreciation (real estate assets) ............................          11,394            6,426           21,809           12,563
 Depreciation (non-real estate assets) ........................             127              253              472              495
 Property management - third party ............................             614              394            1,198              814
 Landscape services - third party .............................           1,528            1,123            2,801            2,018
 Interest .....................................................           7,344            5,709           15,693           11,070
 Amortization of deferred loan costs ..........................             293              250              558              552
 General and administrative ...................................           1,600            1,563            3,833            3,398
 Minority interest in consolidated property partnership .......             139               --              198               --
                                                                   ------------     ------------     ------------     ------------
  Total expenses ..............................................          48,040           31,659           94,694           62,063
                                                                   ------------     ------------     ------------     ------------
 Income before net gain on sale of assets, loss on unused
  treasury locks, minority interest of unitholders in
  Operating Partnership and extraordinary item ................          25,437           14,448           47,746           28,604
 Net gain on sale of assets ...................................              --            3,512               --            3,512
 Loss on unused treasury locks ................................              --               --           (1,944)              --
 Minority interest of unitholders in
  Operating Partnership .......................................          (2,902)          (3,236)          (5,412)          (5,751)
                                                                   ------------     ------------     ------------     ------------
 Income before extraordinary item .............................          22,535           14,724           40,390           26,365
 Extraordinary item, net of minority interest of
  unitholders in Operating Partnership ........................              --               --               --              (75)
                                                                   ------------     ------------     ------------     ------------
  Net income ..................................................          22,535           14,724           40,390           26,290
  Dividend to preferred shareholders ..........................          (2,969)          (1,062)          (5,535)          (2,125)
                                                                   ------------     ------------     ------------     ------------
  Net income available to common shareholders .................    $     19,566     $     13,662     $     34,855     $     24,165
                                                                   ============     ============     ============     ============

EARNINGS PER COMMON SHARE - BASIC
Income before extraordinary item (net of preferred dividend) ..    $       0.56     $       0.62     $       1.04     $       1.10
Extraordinary item ............................................              --               --               --               --
Net income available to common shareholders ...................    $       0.56     $       0.62     $       1.04     $       1.10
                                                                   ------------     ------------     ------------     ------------
Weighted average common shares outstanding ....................      35,239,800       22,028,722       33,510,294       21,989,132
                                                                   ============     ============     ============     ============
EARNINGS PER COMMON SHARE - DILUTED
Income before extraordinary item (net of preferred dividend) ..    $       0.55     $       0.62     $       1.03     $       1.09
Extraordinary item ............................................              --               --               --               --
                                                                   ============     ============     ============     ============
Net income available to common shareholders ...................    $       0.55     $       0.62     $       1.03     $       1.09
                                                                   ============     ============     ============     ============

Weighted average common shares outstanding ....................      35,772,546       22,205,988       34,004,073       22,171,329
                                                                   ============     ============     ============     ============

Dividends declared ............................................    $       0.65     $      0.595     $       1.30     $       1.19
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

                             POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                             Additional
                                                    Preferred      Common      Paid-in     Accumulated
                                                      Shares       Shares      Capital       Earnings       Total
                                                    ---------    ---------    ---------     ---------     ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
 EARNINGS, DECEMBER 31, 1997 ...................    $      30    $     306    $ 756,584     $      --     $ 756,920
 Proceeds from Dividend Reinvestment and
  Employee Stock Purchase Plans ................           --            2        8,871            --         8,873
 Proceeds from sale of common shares, net
  of underwriting discount and offering
  costs of $11,099 .............................           --           51      186,849            --       186,900
 Proceeds from sale of preferred shares, net
  of underwriting discount and offering
  costs of $1,716 ..............................           20           --       48,264            --        48,284
 Adjustment for minority interest of unitholders
  in Operating Partnership at dates of capital
  transactions .................................           --           --      (10,311)           --       (10,311)
 Net income ....................................           --           --           --        40,390        40,390
 Dividends to preferred shareholders ...........           --           --           --        (5,535)       (5,535)
 Dividends to common shareholders ..............           --           --      (10,724)      (34,855)      (45,579)
                                                    ---------    ---------    ---------     ---------     ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
 EARNINGS, JUNE 30, 1998 .......................    $      50    $     359    $ 979,533     $      --     $ 979,942
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

                              POST PROPERTIES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   -----------------------
                                                                      1998          1997
                                                                   ---------     ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ...................................................    $  40,390     $  26,290
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Net gain on sale of assets ..................................           --        (3,512)
  Loss on unused treasury locks ...............................        1,944            --
  Minority interest of unitholders in Operating Partnership ...        5,412         5,751
 Extraordinary item, net of minority interest of unitholders
   in Operating Partnership ...................................           --            75
  Depreciation ................................................       22,281        13,058
  Amortization of deferred loan costs .........................          558           552
  Write off of deferred loan costs ............................           --            10
  Other .......................................................          168            --
 Changes in assets, (increase) decrease in:
  Restricted cash .............................................          378           132
  Other assets ................................................      (14,051)        4,519
  Deferred charges ............................................       (4,958)           --
 Changes in liabilities, increase (decrease) in:
  Accrued interest payable ....................................          165            41
  Accounts payable and accrued expenses .......................        9,676         6,839
  Security deposits and prepaid rents .........................          617            95
                                                                   ---------     ---------
 Net cash provided by operating activities ....................       62,580        53,850
                                                                   ---------     ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Construction and acquisition of real estate assets,
  net of payables .............................................     (149,184)      (74,286)
 Proceeds from sale of assets .................................           --        23,111
 Capitalized interest .........................................       (7,680)       (3,757)
 Payment for unused treasury lock .............................       (1,944)           --
 Recurring capital expenditures ...............................       (3,041)       (1,903)
 Corporate additions and improvements .........................       (4,127)         (772)
 Non-recurring capital expenditures ...........................         (889)         (492)
 Revenue generating capital expenditures ......................       (7,790)       (3,497)
                                                                   ---------     ---------
 Net cash (used in) investing activities ......................     (174,655)      (61,596)
                                                                   ---------     ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of financing costs ...................................           --          (997)
 Debt proceeds ................................................       95,680       147,940
 Proceeds from sale of notes ..................................      150,000        80,000
 Proceeds from issuance of preferred shares ...................       48,284            --
 Proceeds from issuance of common shares ......................      186,900            --
 Debt payments ................................................     (335,090)     (188,576)
 Distributions to unitholders .................................       (6,496)       (5,925)
 Proceeds from Dividend Reinvestment and
  Employee Stock Purchase Plans ...............................        8,873         3,872
 Dividends paid to preferred shareholders .....................       (2,566)       (2,125)
 Dividends paid to common shareholders ........................      (40,472)      (24,905)
                                                                   ---------     ---------
 Net cash provided by financing activities ....................      105,113         9,284
                                                                   ---------     ---------
 Net increase (decrease) in cash and cash equivalents .........       (6,962)        1,538
 Cash and cash equivalents, beginning of period ...............       10,879           233
                                                                   ---------     ---------
 Cash and cash equivalents, end of period .....................    $   3,917     $   1,771
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

     BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

2.   NOTES PAYABLE

     Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTN Program"). On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities ("MOPPRS") under the MTN Program. The net proceeds in the amount of $99,087 from the MOPPRS were used to repay outstanding indebtedness. In connection with the MOPPRS transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date"). The Operating Partnership will have an effective borrowing rate through the Remarketing Date of approximately 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS.

     On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes (the "Reset Notes") due April 7, 2009. The Reset Notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Company has entered into an interest rate swap for the entire term of the Reset Notes to fix the interest rate index. Under the terms of the swap, the Company pays a fixed rate of 6.02% and receives LIBOR. Net proceeds from the Reset Notes in the amount of $49,825 were used to pay down the outstanding balance on the Revolver. As of June 30, 1998, the Operating Partnership had $281,000 aggregate principal amount of notes outstanding under the MTN Program.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

4.   EARNINGS PER SHARE

     For the three and six months ended June 30, 1998 and 1997, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:

                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                           June 30,
                                                      ----------------------------      -----------------------------
                                                           1998             1997             1998             1997
                                                      ------------     ------------     ------------     ------------
Basic and diluted income available to common
 shareholders (numerator):
Income before extraordinary item .................    $     22,535     $     14,724     $     40,390     $     26,365
 Less: Preferred stock dividends .................          (2,969)          (1,062)          (5,535)          (2,125)
                                                      ------------     ------------     ------------     ------------
Income available to common shareholders
 before extraordinary item .......................    $     19,566     $     13,662     $     34,855     $     24,240
                                                      ============     ============     ============     ============
Common shares (denominator):
 Weighted average shares outstanding - basic .....      35,239,800       22,028,722       33,510,294       21,989,132
 Incremental shares from assumed conversion
  of options .....................................         532,746          177,266          493,779          182,197
                                                      ------------     ------------     ------------     ------------
 Weighted average shares outstanding - diluted ...      35,772,546       22,205,988       34,004,073       22,171,329
                                                      ============     ============     ============     ============

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities for the three and six months ended June 30, 1998 and 1997 were as follows:

     (a) During the six months ended June 30, 1998 and 1997, holders of 750 and 6,519 Units, respectively, in Post Apartment Homes, L.P. (the "Operating Partnership") exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. The net effect of these conversions and adjustments to minority interest for the dilutive impact of the equity offerings and the Dividend Reinvestment and Employee Stock Purchase Plans was a reclassification increasing minority interest and decreasing shareholders' equity in the amount of $10,311 and $331 for the six months ended June 30, 1998 and 1997, respectively.

6.   NEW ACCOUNTING PRONOUNCEMENT

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                           POST APARTMENT HOMES, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                         JUNE 30,        DECEMBER 31,
                                                           1998              1997
                                                        -----------       -----------
                                                       (UNAUDITED)
ASSETS
 Real estate:
  Land ...........................................      $   242,493       $   234,011
  Building and improvements ......................        1,350,528         1,255,118
  Furniture, fixtures and equipment ..............           99,135            89,251
  Construction in progress .......................          383,807           342,071
  Land held for future development ...............           32,083            15,560
                                                        -----------       -----------
                                                          2,108,046         1,936,011
 Less: accumulated depreciation ..................         (222,457)         (201,095)
                                                        -----------       -----------
  Operating real estate assets ...................        1,885,589         1,734,916
 Cash and cash equivalents .......................            3,917            10,879
 Restricted cash .................................            1,164             1,542
 Deferred charges, net ...........................           17,476            12,629
 Other assets ....................................           34,648            20,597
                                                        -----------       -----------
  Total assets ...................................      $ 1,942,794       $ 1,780,563
                                                        ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
 Notes payable ...................................      $   731,800       $   821,209
 Accrued interest payable ........................            7,670             7,505
 Distributions payable ...........................           29,687            21,327
 Accounts payable and accrued expenses ...........           63,635            53,101
 Security deposits and prepaid rents .............            8,734             8,117
                                                        -----------       -----------
  Total liabilities ..............................          841,526           911,259
                                                        -----------       -----------
 Commitments and contingencies
 Partners' equity ................................        1,101,268           869,304
                                                        -----------       -----------
  Total liabilities and partners' equity .........      $ 1,942,794       $ 1,780,563
                                                        ===========       ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)



                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   1998            1997            1998            1997
                                                               ------------    ------------    ------------    ------------
REVENUES
 Rental ....................................................   $     66,799    $     42,550    $    130,852    $     84,131
 Property management - third party .........................            780             538           1,517           1,092
 Landscape services - third party ..........................          1,853           1,415           3,179           2,463
 Interest ..................................................            177               8             303              15
 Other .....................................................          3,868           1,596           6,589           2,966
                                                               ------------    ------------    ------------    ------------
  Total revenues ...........................................         73,477          46,107         142,440          90,667
                                                               ------------    ------------    ------------    ------------
EXPENSES
 Property operating and maintenance (exclusive of
  items shown separately below) ............................         25,001          15,941          48,132          31,153
 Depreciation (real estate assets) .........................         11,394           6,426          21,809          12,563
 Depreciation (non-real estate assets) .....................            127             253             472             495
 Property management - third party .........................            614             394           1,198             814
 Landscape services - third party ..........................          1,528           1,123           2,801           2,018
 Interest ..................................................          7,344           5,709          15,693          11,070
 Amortization of deferred loan costs .......................            293             250             558             552
 General and administrative ................................          1,600           1,563           3,833           3,398
 Minority interest in consolidated property partnership ....            139              --             198              --
                                                               ------------    ------------    ------------    ------------
  Total expenses ...........................................         48,040          31,659          94,694          62,063
                                                               ------------    ------------    ------------    ------------
 Income before net gain on sale of assets, loss on
  unused treasury locks and extraordinary item .............         25,437          14,448          47,746          28,604
 Net gain on sale of assets ................................             --           3,512              --           3,512
 Loss on unused treasury locks .............................             --              --          (1,944)             --
                                                               ------------    ------------    ------------    ------------
 Income before extraordinary item ..........................         25,437          17,960          45,802          32,116
 Extraordinary item ........................................             --              --              --             (93)
                                                               ------------    ------------    ------------    ------------
  Net income ...............................................         25,437          17,960          45,802          32,023
  Distributions to preferred unitholders ...................         (2,969)         (1,062)         (5,535)         (2,125)
                                                               ------------    ------------    ------------    ------------
  Net income available to common unitholders ...............   $     22,468    $     16,898    $     40,267    $     29,898
                                                               ============    ============    ============    ============

EARNINGS PER COMMON UNIT - BASIC
 Income before extraordinary item (net of preferred
  distributions) ...........................................   $       0.56    $       0.62    $       1.04    $       1.10
 Extraordinary item ........................................             --              --              --              --
                                                               ------------    ------------    ------------    ------------
 Net income available to common unitholders ................   $       0.56    $       0.62    $       1.04    $       1.10
                                                               ------------    ------------    ------------    ------------
 Weighted average common units outstanding .................     40,455,524      27,245,196      38,726,080      27,206,432
                                                               ============    ============    ============    ============
EARNINGS PER COMMON UNIT - DILUTED
 Income before extraordinary item (net of preferred
  distributions) ...........................................   $       0.55    $       0.62    $       1.03    $       1.09
 Extraordinary item ........................................             --              --              --              --
                                                               ------------    ------------    ------------    ------------
 Net income available to common unitholders ................   $       0.55    $       0.62    $       1.03    $       1.09
                                                               ============    ============    ============    ============
 Weighted average common units outstanding .................     40,988,270      27,422,462      39,219,859      27,388,629
                                                               ============    ============    ============    ============
 Distributions declared ....................................   $       0.65    $      0.595    $       1.30    $       1.19
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

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                  General        Limited
                                                                  Partner        Partners         Total
                                                                -----------     -----------     -----------
PARTNERS' EQUITY, DECEMBER 31, 1997 ........................    $     9,085     $   860,219     $   869,304
 Contributions from the Company related to
 Dividend Reinvestment and Employee Stock Purchase Plans ...             89           8,784           8,873
 Contributions from the Company related to the sale
  of common shares .........................................          1,869         185,031         186,900
 Contributions from the Company related to the sale
  of preferred shares ......................................             --          48,284          48,284
 Distributions to preferred unitholders ....................             --          (5,535)         (5,535)
 Distributions to common unitholders .......................           (524)        (51,836)        (52,360)
 Net income ................................................            458          45,344          45,802
                                                                -----------     -----------     -----------
PARTNERS' EQUITY, JUNE 30, 1998 ............................    $    10,977     $ 1,090,291     $ 1,101,268
                                                                -----------     -----------     -----------

















  The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          -----------------------
                                                                             1998          1997
                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ..........................................................    $  45,802     $  32,023
 Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sale of assets .........................................           --        (3,512)
  Loss on unused treasury locks ......................................        1,944            --
  Extraordinary item .................................................           --            93
  Depreciation .......................................................       22,281        13,058
  Amortization of deferred loan costs ................................          558           552
  Write-off of deferred loan costs ...................................          168            10
 Changes in assets, (increase) decrease in:
  Restricted cash ....................................................          378           132
  Other assets .......................................................      (14,051)        4,519
  Deferred charges ...................................................       (4,958)           --
 Changes in liabilities, increase (decrease) in:
  Accrued interest payable ...........................................          165            41
  Accounts payable and accrued expenses ..............................        9,676         6,839
  Security deposits and prepaid rents ................................          617            95
                                                                          ---------     ---------
 Net cash provided by operating activities ...........................       62,580        53,850
                                                                          ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets, net of payables ..     (149,184)      (74,286)
 Proceeds from sale of assets ........................................           --        23,111
 Capitalized interest ................................................       (7,680)       (3,757)
 Payment for unused treasury locks ...................................       (1,944)           --
 Recurring capital expenditures ......................................       (3,041)       (1,903)
 Corporate additions and improvements ................................       (4,127)         (772)
 Non-recurring capital expenditures ..................................         (889)         (492)
 Revenue generating capital expenditures .............................       (7,790)       (3,497)
                                                                          ---------     ---------
 Net cash (used in) investing activities .............................     (174,655)      (61,596)
                                                                          ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of financing costs ..........................................           --          (997)
 Debt proceeds .......................................................       95,680       147,940
 Proceeds from sale of notes .........................................      150,000        80,000
 Proceeds from issuance of preferred units ...........................       48,284            --
 Proceeds from issuance of common units ..............................      186,900            --
 Debt payments .......................................................     (335,090)     (188,576)
 Proceeds from contributions from PPI related to Dividend
  Reinvestment and Employee Stock Purchase Plans .....................        8,873         3,872
 Distributions paid to preferred unitholders .........................       (2,566)       (2,125)
 Distributions paid to common unitholders ............................      (46,968)      (30,830)
                                                                          ---------     ---------
 Net cash provided by financing activities ...........................      105,113         9,284
                                                                          ---------     ---------
 Net increase (decrease) in cash and cash equivalents ................       (6,962)        1,538
 Cash and cash equivalents, beginning of period ......................       10,879           233
                                                                          ---------     ---------
 Cash and cash equivalents, end of period ............................    $   3,917     $   1,771
                                                                          =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


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

     BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1997.

2.   NOTES PAYABLE

     The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTN Program"). On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities ("MOPPRS") under the MTN Program. The net proceeds in the amount of $99,087 from the MOPPRS were used to repay outstanding indebtedness. In connection with the MOPPRS transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date"). The Operating Partnership will have an effective borrowing rate through the Remarketing Date of approximately 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS.

     On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes (the "Reset Notes") due April 7, 2009. The Reset Notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Company has entered into an interest rate swap for the entire term of the Reset Notes to fix the interest rate index. Under the terms of the swap, the Company pays a fixed rate of 6.02% and receives LIBOR. Net proceeds from the Reset Notes in the amount of $49,825 were used to pay down the outstanding balance on the Revolver. As of June 30, 1998, the Operating Partnership had $281,000 aggregate principal amount of notes outstanding under the MTN Program.

3.   EXTRAORDINARY ITEM

     The extraordinary item for the six months ended June 30, 1997 resulted from costs associated with the early extinguishment of indebtedness.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------

4.   EARNINGS PER UNIT

     For the three and six months ended June 30, 1998 and 1997, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                  -----------------------------     -----------------------------
                                                      1998             1997             1998             1997
                                                  ------------     ------------     ------------     ------------
Basic and diluted income available to common
 unitholders (numerator):
Income before extraordinary item .............    $     25,437     $     17,960     $     45,802     $     32,116
 Less: Preferred stock distributions .........          (2,969)          (1,062)          (5,535)          (2,125)
                                                  ------------     ------------     ------------     ------------
Income available to common unitholders
 before extraordinary item ...................    $     22,468     $     16,898     $     40,267     $     29,991
                                                  ============     ============     ============     ============
Common shares (denominator):
 Weighted average shares outstanding - basic .      40,455,524       27,245,196       38,726,080       27,206,432
 Incremental shares from assumed conversion
  of options .................................         532,746          177,266          493,779          182,197
                                                  ------------     ------------     ------------     ------------
 Weighted average shares outstanding - diluted      40,988,270       27,422,462       39,219,859       27,388,629
                                                  ============     ============     ============     ============

5.   NEW ACCOUNTING PRONOUNCEMENT

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------



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

As of June 30, 1998, there were 41,105,248 units in the Operating Partnership outstanding, of which 35,889,524, or 87.3%, were owned by the Company and 5,215,724, or 12.7% were owned by other limited partners (including certain officers and directors of the Company). As of June 30, 1998, there were 5,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

On October 24, 1997 Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, was merged into a wholly owned subsidiary of the Company. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into .615 shares of common stock of the Company, which resulted in the issuance of approximately 8,400,000 shares of common stock of the Company.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

The Company recorded net income available to common shareholders of $19,566 and $34,855 for the three and six months ended June 30, 1998, respectively, an increase of 43.2% and 44.2% over the corresponding periods in 1997 primarily as a result of the merger with Columbus and additional units placed in service through the development of new communities.

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

As of June 30, 1998, the Company's portfolio of apartment communities consisted of the following: (i) 64 communities which were completed and stabilized for all of the current and prior year, (ii) seven communities which achieved full stabilization during the prior year and (iii) 14 communities in the development or lease-up stage.

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and six months ended June 30, 1998 and 1997 is summarized as follows:

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                      ------------------------------------  ------------------------------------
                                                         1998         1997        % CHANGE     1998         1997       % CHANGE
                                                      ---------    ---------      --------  ---------    ---------     ---------
Rental and other revenue:
Mature communities (1) ...........................    $  52,617    $  50,486          4.2%  $ 104,233    $ 100,378          3.8%
Adjustment for acquired mature communities (2) ...           --      (10,950)         n/m          --      (21,764)         n/m
Communities stabilized during 1997 ...............        6,246        1,140        447.9%     12,409        1,548        701.6%
Development and lease-up
 communities (3) .................................        9,078        2,061        340.5%     15,939        3,863        312.6%
Sold communities (4) .............................           --          517          n/m          --        1,482          n/m
Other revenue (5) ................................        2,726          892        205.6%      4,860        1,590        205.7%
                                                      ---------     --------                ---------    ---------
                                                         70,667       44,146         60.1%    137,441       87,097         57.8%
                                                      ---------    ---------                ---------    ---------
Property operating and maintenance expense
(exclusive of depreciation and amortization):
Mature communities (1) ...........................       17,190       16,497          4.2%     33,234       32,205          3.2%
Adjustment for acquired mature communities (2) ...           --       (3,630)         n/m          --       (7,294)         n/m
Communities stabilized during 1997 ...............        1,893          546        246.7%      3,880          892        335.0%
Development and lease-up
 communities (3) .................................        3,527          808        336.5%      6,610        1,490        343.6%
Sold communities(4) ..............................           --          290          n/m          --          650          n/m
Other expenses (6) ...............................        2,391        1,430         67.2%      4,408        3,210         37.3%
                                                      ---------    ---------                ---------    ---------
                                                         25,001       15,941         56.8%     48,132       31,153         54.5%
                                                      ---------    ---------                ---------    ---------
Revenue in excess of specified
 expense .........................................    $  45,666    $  28,205         61.9%  $  89,309    $  55,944         59.6%
                                                      =========    =========                =========    =========
Recurring capital expenditures: (7)
 Carpet ..........................................    $     621    $     337         84.3%  $   1,203    $     656         83.4%
 Other ...........................................        1,267          862         47.0%      1,838        1,247         47.4%
                                                      ---------    ---------                ---------    ---------
 Total ...........................................    $   1,888    $   1,199         57.5%  $   3,041    $   1,903         59.8%
                                                      =========    =========                =========    =========
Average apartment units in service ...............       27,114       18,420         47.2%     26,816       18,262         46.8%
                                                      =========    =========                =========    =========
Recurring capital expenditures per
 apartment unit ..................................    $      70    $      65          7.7%  $     113    $     104          8.7%
                                                      =========    =========               ==========    =========

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

For the three and six months ended June 30, 1998, rental and other revenue increased $26,521, or 60.1% and $50,344, or 57.8%, respectively, compared to the same periods in the prior year primarily as a result of an increase in units placed in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

service through the merger with Columbus ($20,041 and $38,778) and the completion of new communities. For the three and six months ended June 30, 1998, property operating and maintenance expenses increased $9,060, or 56.8% and $16,979, or 54.5%, respectively, compared to the same period in the prior year, primarily as a result of an increase in the number of units placed in service through the merger with Columbus ($6,679 and $12,975) and the completion of new communities.

For the three and six months ended June 30, 1998, recurring capital expenditures increased $689, or 57.5% ($5, or 7.7% on a per apartment unit basis) and $1,138, or 59.8% ($9, or 8.7% on a per apartment unit basis), respectively, compared to the same period in the prior year, primarily due to the increase in the average number of apartment units in service as a result of the merger with Columbus, the completion of new communities and the timing of capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


MATURE COMMUNITIES

The Company defines mature communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 64 communities containing an aggregate of 21,819 units which were fully stabilized as of January 1, 1997, is summarized as follows:


                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                 ------------------------------------- --------------------------------------
                                                   1998           1997       % CHANGE    1998          1997        % CHANGE
                                                 ---------     ---------     --------- ---------     ---------     ----------
Rental and other revenue (1) ................    $  52,617     $  50,486         4.2%  $ 104,233     $ 100,378         3.8%
Adjustment for acquired mature
communities (2) .............................           --       (10,950)        n/m          --       (21,764)        n/m
                                                 ---------     ---------               ---------      --------
Rental and other revenue (3) ................       52,617        39,536        33.1%    104,233        78,614        32.6%
                                                 ---------     ---------               ---------      --------
Property operating and maintenance
 expense (exclusive of depreciation and
 amortization)(1) ...........................       17,190        16,497         4.2%     33,234        32,205         3.2%
Adjustment for acquired mature
 communities(2) .............................           --        (3,630)        n/m          --        (7,294)        n/m
                                                 ---------     ---------               ---------      --------
Property operating and maintenance expense
 (exclusive of depreciation and
 amortization) - historical(3) ..............       17,190        12,867        33.6%     33,234        24,911        33.4%
                                                 ---------     ---------               ---------      --------
Revenue in excess of specified expense ......    $  35,427     $  26,669        32.8%  $  70,999     $  53,703        32.2%
                                                 =========     =========               =========      ========
Recurring capital expenditures: (4)
 Carpet .....................................    $     579     $     319        81.5%  $   1,117     $     627        78.1%
 Other ......................................        1,149           807        42.4%      1,657         1,131        46.5%
                                                 ---------     ---------               ---------      --------
  Total .....................................    $   1,728     $   1,126        53.5%  $   2,774     $   1,758        57.8%
                                                 =========     =========               =========      ========
Recurring capital expenditures per
 apartment unit(5) ..........................    $      79     $      66        19.7%  $     127     $     104        22.1%
                                                 =========    ==========               =========      ========
Average economic occupancy(6) ...............         96.9%         94.8%        2.1%       96.6%         94.2%        2.4%
                                                 =========     =========               =========      ========
Average monthly rental rate per
 apartment unit(7) ..........................    $     813     $     796         2.1%  $     809     $     796         1.6%
                                                 =========     =========               =========      ========
Apartment units in service ..................       21,819        16,937        28.8%     21,819        16,937        28.8%
                                                 =========     =========               =========     =========

(1)  Communities which reached stabilization prior to January 1, 1997.
     Includes mature communities acquired through the merger with Columbus.
(2) The adjustment for acquired mature communities represents the operations results of the mature communities owned by Columbus prior to the merger. This adjustment was included to reduce the rental and other revenue of mature communities to the historical results in order to provide a more meaningful analysis of the mature communities results.
(3) Represents the Company's historical results of operations for mature communities.
(4) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(5) In addition to such capitalized expenditures, the Company expensed $184 and $154 per unit on building maintenance (inclusive of direct salaries) and $65 and $78 per unit on landscaping (inclusive of direct salaries) for the three months ended June 30, 1998 and 1997, respectively.
(6) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 95.0% and 94.0%

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

     for the three months ended June 30, 1998 and 1997, respectively. For the three months ended June 30, 1998 and 1997, concessions were $878 and $213, respectively, and employee discounts were $117 and $92, respectively. For the three months ended June 30, 1997, average economic occupancy for all mature communities, including mature communities acquired through the merger with Columbus, was 95.3%.
(7) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.
n/m - Not meaningful.

For the three and six months ended June 30, 1998, rental and other revenue increased $13,081, or 33.1%, and $25,619, or 32.6%, respectively, compared to the same period in the prior year, due to increase in units in service as a result of the merger with Columbus and increased rental rates and occupancy for mature communities owned prior to the merger with Columbus. For the three and six months ended June 30, 1998, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,323, or 33.6%, and $8,323 or 33.4%, respectively, compared to the same period in the prior year, primarily as a result of an increase in units in service as a result of the merger with Columbus.

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

For the three and six months ended June 30, 1998 and 1997, respectively, the "lease-up deficit" charged to and included in results of operations is summarized as follows:


                                         Three Months Ended       Six Months Ended
                                              June 30,               June 30,
                                        -------------------     ------------------
                                          1998        1997        1998        1997
                                        -------     -------     -------     -------
Rental and other revenue ...........    $ 1,569     $   574     $ 2,692     $   691
Property operating and maintenance
 expense (exclusive of
 depreciation and amortization) ....      1,355         371       2,670         578
                                        -------     -------     -------     -------
Revenue (expense) in excess of
 specified expense/revenue .........        214         203          22         113
Interest expense ...................        763         271       1,392         360
                                        -------     -------     -------     -------
Lease-up deficit ...................    $  (549)    $   (68)    $(1,370)    $  (247)
                                        =======     =======     =======     =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three and six months ended June 30, 1998 and 1997 is summarized as follows:


                                               Three Months Ended               Six Months Ended
                                                   June 30,                         June 30,
                                          ------------------------------ -------------------------------
                                           1998        1997      %Change   1998        1997      %Change
                                          -------    -------    -------  --------    -------     -------
Property management and other
 revenue .............................    $   780    $   519      50.3%   $ 1,517    $ 1,073      41.4%
Property management expense ..........        423        283      49.5%       831        578      43.8%
General and administrative expense ...        191         96      99.0%       367        199      84.4%
Depreciation expense .................          9         11     (18.2%)       18         25     (28.0%)
                                          -------    -------              -------    -------
Revenue in excess of specified
expense ..............................    $   157    $   129      21.7%   $   301    $   271      11.1%
                                          =======    =======              =======    =======
Average apartment units managed ......     11,278      7,804      44.5%    10,965      7,814      40.3%
                                          =======    =======              =======    =======

The increase in property management revenues and expenses and general and administrative expense for the three and six months ended June 30, 1998 compared to the same periods in the prior year is primarily attributable to an increase in the average number of units managed.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three and six months ended June 30, 1998 and 1997 is summarized as follows:


                                           Three Months Ended           Six Months Ended
                                               June 30,                     June 30,
                                      ---------------------------  ---------------------------
                                       1998      1997     %Change   1998      1997     %Change
                                      ------    ------    -------  ------    ------    -------
Landscape services and other
  revenue ..........................  $1,853    $1,415      31.0%  $3,179    $2,463      29.1%
Landscape services expense .........   1,312       988      32.8%   2,371     1,741      36.2%
General and administrative expense..     216       135      60.0%     430       277      55.2%
Depreciation expense ...............      41        30      36.7%      66        56      17.9%
                                      ------    ------             ------    ------
Revenue in excess of specified
  expense ..........................  $  284    $  262       8.4%  $  312    $  389     (19.8%)
                                      ======    ======             ======    ======

The increase in landscape services revenue and expenses for the three and six months ended June 30, 1998, compared to the same periods in 1997 is primarily due to increases in landscape contracts. General and administrative expense increased due to costs incurred in preparation for future growth plans.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


OTHER REVENUES AND EXPENSES

Depreciation expense increased $4,842, or 72.5% and $9,223, or 70.6%, respectively, and interest expense increased $1,635, or 28.6% and $4,623, or 41.8%, respectively, from the three and six months ended June 30, 1998, compared to the same period in the prior year, primarily as a result of an increase in units in service as a result of the merger with Columbus.

General and administrative expense increased only $37 and $435, respectively, from the three and six months ended June 30, 1998, compared to the same period in the prior year, primarily due to the merger with Columbus. As a result, general and administrative expense as a percent of total revenues decreased from 3.4% and 3.8% for the three and six months ended June 30, 1997 to 2.2% and 2.7% for the three and six months ended June 30, 1998 due to economies of scale gained as a result of the merger with Columbus.

The loss on unused treasury locks for the six months ended June 30, 1998 of $1,944 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

The extraordinary item of $75 for the six months ended June 30, 1997, net of minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $53,850 for the six months ended June 30, 1997 to $62,580 for the six months ended June 30, 1998, principally due to the increase in net income (primarily as a result of the merger with Columbus). Net cash used in investing activities increased from $61,596 in the six months ended June 30, 1997 to $174,655 in the six months ended June 30, 1998, principally due to an increase in construction spending. The Company's net cash provided by financing activities increased from $9,284 in the six months ended June 30, 1997 to $105,113 in the six months ended June 30, 1998, primarily due to proceeds from the sale of preferred stock and common stock and increased debt proceeds.

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

At June 30, 1998, the Company had total indebtedness of $731,800, a decrease of $89,409 from its total indebtedness at December 31, 1997, and cash and cash equivalents of $3,917. At June 30, 1998, the Company's indebtedness included approximately $39,920 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880, senior unsecured notes of $456,000 and borrowings under unsecured lines of credit of $0.

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


Lines Of Credit
The Company has two unsecured lines of credit totaling $220,000. At June 30, 1998, there were no outstanding borrowings under these lines of credit.

Medium Term Notes
The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTN Program"). On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities ("MOPPRS") under the MTN Program. The net proceeds in the amount of $99,087 from the MOPPRS were used to repay outstanding indebtedness. In connection with MOPPRS transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date"). The Operating Partnership will have an effective borrowing rate through the Remarketing Rate of approximately 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS.

On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes due April 7, 2009. The notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Company has entered into an interest rate swap for the entire term of the notes to fix the interest rate index. Under the terms of the swap, the Company pays a fixed rate of 6.02% and receives LIBOR. Net proceeds in the amount of $49,825 were used to pay down the outstanding balance on the Revolver. As of June 30, 1998, the Operating Partnership had $281,000 aggregate principle amount of notes outstanding under the MTN Program.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for its outstanding tax-exempt bonds. Under an agreement with the Fannie Mae ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for the bond issues, aggregating $235,880, which were reissued. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

On June 1, the Operating Partnership refunded its last single property tax-exempt bond issuance on Post Court(R) in Atlanta. Of the Company's $731,800 in outstanding debt, $235,880 is tax-exempt, AAA Fannie Mae credit enhanced low interest rate debt maturing in 2025.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


Schedule of Indebtedness

The following table reflects the Company's indebtedness at June 30, 1998:

                                                                                               Maturity  Principal
Description                                Location                 Interest Rate              Date(1)     Balance
==================================       ============       ============================       ========  =========
CONVENTIONAL FIXED RATE (SECURED)
Post Hillsboro Village...................Nashville, TN                  9.20%                  10/01/01    2,988
Parkwood Townhomes(TM)................... Dallas, TX                   7.375%                  04/01/14      879
                                                                                                         -------
                                                                                                           3,867
                                                                                                         -------
CONVENTIONAL FLOATING RATE
Addison Circle Apartment Homes
 by Post(TM) - Phase I................... Dallas, TX                LIBOR + .75%               06/01/99   22,192
The Rice................................. Houston, TX               LIBOR + 1.90%              08/01/99   13,861
                                                                                                         -------
                                                                                                          36,053
                                                                                                         -------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R) Series 1995.............. Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25    9,895
Post Valley(R) Series 1995............... Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25   18,600
Post Brook(R) Series 1995................ Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25    4,300
Post Village(R) (Atlanta) Hills
 Series 1995............................. Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25    7,000
Post Mill(R) Series 1995................. Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25   12,880
Post Canyon(R) Series 1996............... Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25   16,845
Post Corners(R) Series 1996.............. Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25   14,760
Post Bridge(R)........................... Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25   12,450
Post Village(R) (Atlanta) Gardens........ Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25   14,500
Post Chase(R)............................ Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25   15,000
Post Walk(R)............................. Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25   15,000
Post Lake(R)............................. Orlando, FL       "AAA" NON-AMT + .575% (2)(3)       06/01/25   28,500
Post Fountains at Lee Vista(R)........... Orlando, FL       "AAA" NON-AMT + .575% (2)(3)       06/01/25   21,500
Post Village(R) (Atlanta) Fountains
 and Meadows............................. Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25   26,000
Post Court(R)............................ Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)       06/01/25   18,650
                                                                                                         -------
                                                                                                         235,880
                                                                                                         -------
SENIOR NOTES (UNSECURED)
Medium Term Notes........................     N/A                       6.22%                  12/31/99   16,000
Medium Term Notes........................     N/A                   LIBOR + .25%               03/03/00   30,000
Northwestern Mutual Life.................     N/A                       8.21%                  06/07/00   30,000
Medium Tern Notes........................     N/A                       7.02%                  04/02/01   37,000
Northwestern Mutual Life.................     N/A                       8.37%                  06/07/02   20,000
Senior Notes.............................     N/A                       7.25%                  10/01/03  100,000
Medium Term Notes........................     N/A                       7.30%                  04/01/04   13,000
Medium Term Notes........................     N/A                       6.69%                  09/22/04   10,000
Medium Term Notes........................     N/A                       6.78%                  09/22/05   25,000
Senior Notes.............................     N/A                       7.50%                  10/01/06   25,000
Mandatory Par Put Remarketed Securities..     N/A                     6.85% (5)                03/16/15  100,000
Remarketed Reset Notes...................     N/A                 LIBOR + .40% (6)             02/07/09   50,000
                                                                                                         -------
                                                                                                         456,000
                                                                                                         -------

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

LINES OF CREDIT (UNSECURED)
Revolver.......................   N/A   LIBOR + .675% or prime minus .25% (7)  04/30/01        --
Cash Management Line...........   N/A     LIBOR + .675% or prime minus .25%    03/31/99        --
                                                                                         ---------
TOTAL..........................                                                          $ 731,800


(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2) Bond financed (interest rate on bonds + credit enhancement fees).
(3) These bonds are cross collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.
(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(5) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(6) Represents rate through April 7, 1999. After this date, the spread will be reset quarterly.
(7) Represents stated rate. The Company may also make "money market" loans of up to $100,000 at rates below the stated rate.

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

Common Stock Offering
On March 4, 1998, the Company issued 3.5 million shares of common stock at a price of $39 per share. The net proceeds from this offering of $129,179 were contributed to the Operating Partnership in exchange for 3.5 million common units and used by the Operating Partnership to repay outstanding indebtedness under the Revolver.

On April 29, 1998, the Company issued approximately 1.1 million shares of its common stock at a price of $40.5625 per share. The shares were deposited into a registered unit investment trust ("UIT"), the Equity Investor Fund Cohen & Steers Realty Majors Portfolio. Net proceeds in the amount of $44,059 were contributed to the Operating Partnership and used to pay down the outstanding balance on the Company's Revolver.

On May 28, 1998, the Company issued 373,250 shares of its common stock at a price of $40.1875 per share. The shares were deposited into a registered UIT, the Paine Webber Equity Trust Reit Series 1. Net proceeds of $13,662 from this offering were contributed to the Operating Partnership and were used to fund development and other operating cash flow needs.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company for 95% of the market price on the date of purchase. For the six months ended June 30, 1998, contributions from the DRIP were $8,873.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:


                                                       ACTUAL OR     ACTUAL OR      UNITS
                                                       ESTIMATED     ESTIMATED     LEASED
                                         QUARTER OF     QUARTER       QUARTER       AS OF
                                 # OF   CONSTRUCTION  FIRST UNITS  OF STABILIZED  AUGUST 3,
METROPOLITAN AREA                UNITS  COMMENCEMENT   AVAILABLE     OCCUPANCY      1998
-----------------                -----  ------------   ---------     ---------      ----
Atlanta, GA
-----------
Post Lindbergh(TM)                 395     3Q'96         4Q'97         1Q'99         275
Post Gardens(R)                    397     3Q'96         4Q'97         1Q'99         309
Riverside by Post(TM)              536     3Q'96         2Q'98         1Q'00         105
Post River(R) - Phase II            88     1Q'97         2Q'98         3Q'98          87
Post Ridge(TM)                     232     1Q'97         1Q'98         4Q'98         218
Post Ridge II                      202     2Q'98         4Q'98         2Q'99          16
Post Briarcliff(TM) - Phase I      388     2Q'97         2Q'98         3Q'99         166
Post Briarcliff(TM) - Phase II     300     2Q'98         4Q'98         2Q'00         n/a
                                 -----                                             -----
                                 2,538                                             1,176
                                 -----                                             -----
Tampa, FL
---------
Post Rocky Point(R) - Phase III    290     2Q'97         2Q'98         1Q'99         106
Post Hyde Park III                 119     2Q'99         1Q'99         3Q'99         n/a
Post Harbour Island(TM)            206     3Q'97         3Q'98         2Q'99         n/a
                                 -----                                               ---
                                   615                                               106
                                 -----                                               ---
Dallas, TX
----------
Addison Circle - Phase II          473     1Q'98         1Q'99         1Q'00         n/a
American Beauty Mill                80     2Q'97         2Q'98         3Q'98          68
Block 580                          204     4Q'97         4Q'98         2Q'99         n/a
Wilson Building                    135     2Q'98         2Q'99         4Q'00         n/a
                                 -----                                               ---
                                   892                                                68
                                 -----                                               ---
Houston, TX
-----------
The Rice                           312     1Q'97         2Q'98         4Q'98         262
Midtown - Phase I                  479     2Q'98         2Q'99         2Q'00         n/a
                                 -----                                               ---
                                   791                                               262
                                 -----                                               ---
Denver, CO
----------
Denver Uptown                      467     1Q'98         2Q'99         2Q'00         n/a
                                 -----                                               ---
Phoenix, AZ
-----------
Deck Park                          438     4Q'98         3Q'99         3Q'00         n/a
                                 -----                                               ---
Nashville, TN
-------------
Bennie Dillon                       86     2Q'98         1Q'99         3Q'99         n/a
                                 -----                                             -----
                                 5,827                                             1,612
                                 =====                                             =====

The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


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

Acquisition of assets and community improvement expenditures for the three and six months ended June 30, 1998 and 1997 are summarized as follows:


                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                           --------------------    --------------------
                                                             1998        1997        1998        1997
                                                           --------    --------    --------    --------
New community development and acquisition activity ....    $ 89,540    $ 35,255    $156,864    $ 78,043
Non-recurring capital expenditures:
 Revenue generating additions and improvements ........       4,501       2,447       7,790       3,497
 Other community additions and improvements ...........         636         117         889         492
Recurring capital expenditures:
 Carpet replacements ..................................         621         337       1,203         656
 Community additions and improvements .................       1,267         862       1,838       1,247
 Corporate additions and improvements .................       3,247         327       4,127         772
                                                           --------    --------    --------    --------
                                                           $ 99,812    $ 39,345    $172,711    $ 84,707
                                                           ========    ========    ========    ========

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

NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fascal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


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

FFO and CAD for the three and six months ended June 30, 1998 and 1997 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                              -----------------------------     -----------------------------
                                                                  1998            1997              1998              1997
                                                              ------------     ------------     ------------     ------------
Net income available to common shareholders ..............    $     19,566     $     13,662     $     34,855     $     24,165
 Extraordinary item, net of minority interest ............              --               --               --               75
 Net gain on sale of assets ..............................              --           (3,512)              --           (3,512)
 Minority interest .......................................           2,902            3,236            5,412            5,751
 Loss on unused treasury locks ...........................              --               --            1,944               --
                                                              ------------     ------------     ------------     ------------
Adjusted net income ......................................          22,468           13,386           42,211           26,479
 Depreciation of real estate assets ......................          11,394            6,426           21,809           12,563
                                                              ------------     ------------     ------------     ------------
Funds from Operations (1) ................................          33,862           19,812           64,020           39,042
 Recurring capital expenditures (2) ......................          (1,888)          (1,199)          (3,041)          (1,903)
 Non-recurring capital expenditures (3) ..................            (636)            (117)            (889)            (492)
 Loan amortization payments ..............................             (18)             (43)             (36)            (102)
                                                              ------------     ------------     ------------     ------------
Cash Available for Distribution ..........................    $     31,320     $     18,453     $     60,054     $     36,545
                                                              ============     ============     ============     ============
Revenue generating capital expenditures (4) ..............    $      4,501     $      2,447     $      7,790     $      3,497
                                                              ============     ============     ============     ============
Cash Flow Provided By (Used In):
Operating activities .....................................    $     28,683     $     20,628     $     62,580     $     53,850
Investing activities .....................................    $    (99,812)    $    (16,235)    $   (174,655)    $    (61,596)
Financing activities .....................................    $     60,616     $     (6,294)    $    105,113     $      9,284

Weighted average common shares outstanding - basic .......      35,239,800       22,028,722       33,510,294       21,989,132
                                                              ============     ============     ============     ============
Weighted average common shares and units
outstanding - basic ......................................      40,455,524       27,245,196       38,726,080       27,206,432
                                                              ============     ============     ============     ============
Weighted average common shares outstanding - diluted .....      35,772,546       22,205,988       34,004,073       22,171,329
                                                              ============     ============     ============     ============
Weighted average common shares and units outstanding
 - diluted ...............................................      40,988,270       27,422,462       39,219,859       27,388,629
                                                              ============     ============     ============     ============

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


(1)  The Company uses the National Association of Real Estate Investment
     Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $621 and $337 of carpet replacement and $1,267 and $862 of other additions and improvements to existing communities for the three months ended June 30, 1998 and 1997, respectively and $1,203 and $656 of carpet replacement and $1,838 and $1,247 of other additions and improvements to existing communities for the six months ended June 30, 1998 and 1997, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $3,247 and $327 for the three months ended June 30, 1998 and 1997, respectively, and $4,127 and $772 for the six months ended June 30, 1998 and 1997, respectively, are excluded from the calculation of CAD.
(3) Non-recurring capital expenditures consisted of community additions and improvements of $636 and $117 for the three months ended June 30, 1998 and 1997, respectively, and $889 and $492 for the six months ended June 30, 1998 and 1997, respectively.
(4) Revenue generating capital expenditures included a major renovation of communities in the amount of $4,384 and $1,620, for the three months ended June 30, 1998, respectively, and $7,245 and $2,581 for the six months ended June 30, 1998 and 1997, respectively, and submetering of water service to communities in the amount of $117 and $827 for the three months ended June 30, 1998 and 1997, respectively, and $545 and $916 for the six months ended June 30, 1998 and 1997, respectively.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company's annual meeting of shareholders was held May 8, 1998. The matters voted upon and the results of voting were as follows:

  (i) To elect one director to serve until the 1999 Annual Meeting of Shareholders, one director to serve until the 2000 Annual Meeting of Shareholders and two directors to serve until the 2001 Annual Meeting of Shareholders;

       Voting results for this matter were as follows:


                  Directors:                 For      Withheld
                                          ----------  --------
                  Messr. Charles E. Rice  27,701,110  815,404
                  Messr. Robert L. Shaw   27,677,209  839,305
                  Messr. Arthur M. Blank  27,702,371  814,143
                  Messr. John T. Glover   27,676,773  839,741


  (ii) To amend and restate the Company's Employee Stock Plan to (A) increase the number of shares of Common Stock reserved for issuance thereunder from 3,500,000 to 6,000,000 shares, (B) increase the limit on the number of options to purchase Common Stock that can be granted to an officer of key employee of the Company in any calendar year from 50,000 shares of Common Stock to 100,000 shares of Common Stock (500,000 shares of Common Stock if such officer or key employee is a member of the Company's Executive Committee), (C) permit the grant of options in 1998 (in addition to the options described above) to purchase up to 50,000 shares of Common Stock to an officer or key employee if the Compensation Committee makes a related reduction in such person's regular cash compensation for 1998 and (D) increase the number of shares subject to options granted to non-employee directors as of each December 31 from 1,000 to 3,000.


               Voting results for this matter were as follows:

               For:                      21,901,311
               Against:                   1,538,573
               Abstain:                     122,095



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


27.1 Financial Data Schedule for the Company - Second Quarter 1998 (for SEC filing purposes only)
27.2 Restated Financial Data Schedule for the Company - Second Quarter 1997 (for
     SEC filing purposes only)
27.3 Financial Data Schedule for the Operating Partnership - Second Quarter 1998
     (for SEC filing purposes only)
27.4 Restated Financial Data Schedule for the Operating Partnership - Second
     Quarter 1997 (for SEC filing purposes only)

     The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

     (b) Reports on Form 8-K

         Reports on Form 8-K filed by each registrant on April 8, 1998, April 24, 1998, and May 29, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    POST PROPERTIES, INC.




August 12, 1998                     /s/ John T. Glover
---------------                     -----------------------------
     (Date)                         John T. Glover, President
                                    (Principal Financial Officer)




August 12, 1998                     /s/ R. Gregory Fox
---------------                     -----------------------------
    (Date)                          R. Gregory Fox
                                    Senior Vice President, Chief
                                    Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    POST PROPERTIES, INC.
                                    By: Post GP Holdings, Inc., as
                                    General Partner



August 12, 1998                     /s/ John T. Glover
---------------                     -----------------------------
     (Date)                         John T. Glover, President
                                    (Principal Financial Officer)




August 12, 1998                     /s/ R. Gregory Fox
---------------                     -----------------------------
    (Date)                          R. Gregory Fox
                                    Senior Vice President, Chief
                                    Accounting Officer