Form 10-Q
period 1998-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 1998-11-12
CIK 903127, 1012271

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

               For the quarterly period ended September 30, 1998

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

           3350 CUMBERLAND CIRCLE, SUITE 2200, ATLANTA, GEORGIA 30339 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Post Properties, Inc.               Yes   X   No
                                        -----    -----
Post Apartment Homes, L.P.          Yes   X   No
                                        -----    -----

                            ------------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     37,310,561 shares of common stock outstanding as of November 10, 1998.

================================================================================

                             POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                     INDEX

                                                                                                             PAGE
PART I   FINANCIAL INFORMATION
         ITEM 1  FINANCIAL STATEMENTS
         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997......................  3
             Consolidated Statements of Operations for the three and nine months ended
                September 30, 1998 and 1997..................................................................  4
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                nine months ended September 30, 1998.........................................................  5
             Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1998 and 1997..................................................................  6
             Notes to Consolidated Financial Statements......................................................  7

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997......................  9
             Consolidated Statements of Operations for the three and nine months ended
                September 30, 1998 and 1997.................................................................. 10
             Consolidated Statement of Partners' Equity for the nine months ended
                September 30, 1998........................................................................... 11
             Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1998 and 1997.................................................................. 12
             Notes to Consolidated Financial Statements ..................................................... 13

         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS................................................................................. 15

PART II  OTHER INFORMATION

         ITEM 5   OTHER INFORMATION.......................................................................... 32

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K........................................................... 32

         SIGNATURES.......................................................................................... 33

                             POST PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   1998               1997
                                                                               -------------       ------------
                                                                                (UNAUDITED)
ASSETS
   Real estate:
     Land ..............................................................       $     248,924       $   234,011
     Building and improvements .........................................           1,383,214         1,255,118
     Furniture, fixtures and equipment .................................             102,767            89,251
     Construction in progress ..........................................             409,003           342,071
     Land held for future development ..................................              23,853            15,560
                                                                               -------------       -----------
                                                                                   2,167,761         1,936,011
   Less: accumulated depreciation ......................................            (235,032)         (201,095)
                                                                               -------------       -----------
     Real estate assets ................................................           1,932,729         1,734,916
   Cash and cash equivalents ...........................................              14,233            10,879
   Restricted cash .....................................................               1,089             1,542
   Deferred charges, net ...............................................              17,333            12,629
   Other assets ........................................................              18,767            20,597
                                                                               -------------       -----------
     Total assets ......................................................       $   1,984,151       $ 1,780,563
                                                                               =============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable .......................................................       $     787,328       $   821,209
   Accrued interest payable ............................................              10,935             7,505
   Dividends and distributions payable .................................              26,817            21,327
   Accounts payable and accrued expenses ...............................              46,463            53,101
   Security deposits and prepaid rents .................................               8,839             8,117
                                                                               -------------       -----------
     Total liabilities .................................................             880,382           911,259
                                                                               -------------       -----------
   Minority interest of unitholders in Operating Partnership ...........             121,165           112,384
                                                                               -------------       -----------
   Commitments and contingencies .......................................                  --                --
   Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized:
       8 1/2% Series A Cumulative Redeemable Shares, liquidation
       preference $50 per share, 1,000,000 shares issued and outstanding                  10                10

       7 5/8% Series B Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding .....................................................                  20                20

       7 5/8% Series C Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding .....................................................                  20                --

     Common stock, $.01 par value, 100,000,000 authorized,
       36,041,895 and 30,626,592 shares issued and outstanding at
       September 30, 1998 and December 31, 1997, respectively ..........                 360               306
   Additional paid-in capital ..........................................             982,194           756,584
   Accumulated earnings ................................................                  --                --
                                                                               -------------       -----------
     Total shareholders' equity ........................................             982,604           756,920
                                                                               -------------       -----------
     Total liabilities and shareholders' equity ........................       $   1,984,151       $ 1,780,563
                                                                               =============       ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ----------------------------    ----------------------------
                                                                    1998           1997            1998            1997
                                                               ------------    ------------    ------------    ------------
REVENUES
   Rental ..................................................   $     71,310    $     43,857    $    202,162    $    127,988
   Property management - third party .......................            792             604           2,309           1,696
   Landscape services - third party ........................          1,765           1,327           4,945           3,792
   Interest ................................................             83              15             387              30
   Other ...................................................          3,019           1,692           9,606           4,655
                                                               ------------    ------------    ------------    ------------
     Total revenues ........................................         76,969          47,495         219,409         138,161
                                                               ------------    ------------    ------------    ------------
EXPENSES
  Property operating and maintenance (exclusive of
     items shown separately below) .........................         25,814          16,247          73,946          47,401
   Depreciation (real estate assets) .......................         11,498           6,333          33,307          18,897
   Depreciation (non-real estate assets) ...................            467             262             939             758
   Property management - third party .......................            659             488           1,857           1,298
   Landscape services - third party ........................          1,571           1,068           4,372           3,086
   Interest ................................................          7,795           5,652          23,488          16,722
   Amortization of deferred loan costs .....................            318             195             876             747
   General and administrative ..............................          1,869           1,467           5,701           4,867
   Minority interest in consolidated property partnership ..            153              --             351              --
                                                               ------------    ------------    ------------    ------------
     Total expenses ........................................         50,144          31,712         144,837          93,776
                                                               ------------    ------------    ------------    ------------
   Income before net gain on sale of assets, loss on unused
      treasury locks, minority interest of unitholders in
     Operating Partnership and extraordinary item ..........         26,825          15,783          74,572          44,385
   Net gain on sale of assets ..............................             --              --              --           3,512
   Loss on unused treasury locks ...........................             --              --          (1,944)             --
   Minority interest of unitholders in
     Operating Partnership .................................         (3,022)         (2,811)         (8,434)         (8,562)
                                                               ------------    ------------     -----------    ------------
   Income before extraordinary item ........................         23,803          12,972          64,194          39,335
   Extraordinary item, net of minority interest of
     unitholders in Operating Partnership ..................             --              --              --             (75)
                                                               ------------    ------------     -----------    ------------
     Net income ............................................         23,803          12,972          64,194          39,260
     Dividend to preferred shareholders ....................         (2,969)         (1,062)         (8,504)         (3,187)
                                                               ------------    ------------    ------------    ------------
     Net income available to common shareholders ...........   $     20,834    $     11,910    $     55,690    $     36,073
                                                               ============    ============    ============    ============
EARNINGS PER COMMON SHARE - BASIC
Income before extraordinary item (net of preferred dividend)   $       0.58    $       0.54    $       1.62    $       1.64
Extraordinary item .........................................             --              --              --              --
                                                               ------------    ------------    ------------    ------------
Net income available to common shareholders ................   $       0.58    $       0.54    $       1.62    $       1.64
                                                               ============    ============    ============    ============
Weighted average common shares outstanding .................     36,007,167      22,117,032      34,351,747      22,032,237
                                                               ============    ============    ============    ============
EARNINGS PER COMMON SHARE - DILUTED
Income before extraordinary item (net of preferred dividend)   $       0.57    $       0.53    $       1.60    $       1.63
Extraordinary item .........................................             --              --              --           (0.01)
                                                               ============    ============    ============    ============
Net income available to common shareholders ................   $       0.57    $       0.53    $       1.60    $       1.62
                                                               ============    ============    ============    ============
Weighted average common shares outstanding .................     36,433,862      22,296,705      34,823,164      22,213,592
                                                               ============    ============    ============    ============
Dividends declared .........................................   $       0.65    $      0.595    $       1.95    $      1.785
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

                             POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          ADDITIONAL
                                                                    PREFERRED   COMMON      PAID-IN       ACCUMULATED
                                                                     SHARES     SHARES      CAPITAL         EARNINGS       TOTAL
                                                                    --------   --------    ---------      -----------    ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, DECEMBER 31, 1997..................................      $    30     $ 306     $ 756,584      $      --      $ 756,920
    Proceeds from Dividend Reinvestment and
      Employee Stock Purchase Plans ...........................           --         4        14,337             --         14,341
    Proceeds from sale of common shares, net
      of underwriting discount and offering
      costs of $11,105 ........................................           --        50       186,843             --        186,893
    Proceeds from sale of preferred shares, net
      of underwriting discount and offering
      costs of $1,716 .........................................           20        --        48,264             --         48,284
    Adjustment for minority interest of unitholders
      in Operating Partnership at dates of capital
      transactions ............................................           --        --       (10,518)                      (10,518)
    Net income ................................................           --        --            --         64,194         64,194
    Dividends to preferred shareholders .......................           --        --            --         (8,504)        (8,504)
    Dividends to common shareholders ..........................           --        --       (13,316)       (55,690)       (69,006)
                                                                     -------     -----      --------      ---------     ----------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, SEPTEMBER 30, 1998 ................................      $    50     $ 360     $ 982,194      $      --     $  982,604
                                                                     =======     =====     =========      =========     ==========


         The accompanying notes are an integral part of these consolidated financial statements.

                              POST PROPERTIES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                    -----------------------------
                                                                                                      1998                1997
                                                                                                    ---------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................................         $  64,194          $  39,260
Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sale of assets ..............................................................                --             (3,512)
  Loss on unused treasury locks ...........................................................             1,944                 --
  Minority interest of unitholders in Operating Partnership ...............................             8,434              8,562
  Extraordinary item, net of minority interest of unitholders in Operating Partnership ....                --                 75
  Depreciation ............................................................................            34,246             19,655
  Amortization of deferred loan costs .....................................................               876                747
  Write off of deferred loan costs ........................................................                --                 (6)
  Other ...................................................................................               168                 --
Changes in assets, (increase) decrease in:
  Restricted cash .........................................................................               453               (293)
  Other assets ............................................................................             1,830              4,581
  Deferred charges ........................................................................            (5,325)                --
Changes in liabilities, increase (decrease) in:
  Accrued interest payable ................................................................             3,430              4,379
  Accounts payable and accrued expenses ...................................................            (7,496)             7,550
  Security deposits and prepaid rents .....................................................               722                 93
                                                                                                    ---------          ---------
Net cash provided by operating activities .................................................           103,476             81,091
                                                                                                    ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets,
   net of payables ........................................................................          (194,837)          (117,177)
Proceeds from sale of assets ..............................................................                --             23,111
Capitalized interest ......................................................................           (11,123)            (5,879)
Payment for unused treasury lock ..........................................................            (1,944)                --
Recurring capital expenditures ............................................................            (4,952)            (2,932)
Corporate additions and improvements ......................................................            (7,772)            (1,185)
Non-recurring capital expenditures ........................................................            (1,098)              (534)
Revenue generating capital expenditures ...................................................           (11,842)            (4,775)
                                                                                                    ---------          ---------
Net cash used in investing activities .....................................................          (233,568)          (109,371)
                                                                                                    ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs ................................................................                --             (2,352)
Debt proceeds .............................................................................           111,227            212,440
Proceeds from sale of notes ...............................................................           150,000            131,000
Proceeds from issuance of preferred shares ................................................            48,284                 --
Proceeds from issuance of common shares ...................................................           186,893                 --
Debt payments .............................................................................          (295,108)          (267,122)
Distributions to unitholders ..............................................................            (9,886)            (9,028)
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans .....................            14,341              6,934
Dividends paid to preferred shareholders ..................................................            (8,504)            (3,187)
Dividends paid to common shareholders .....................................................           (63,801)           (38,019)
                                                                                                    ---------          ---------
Net cash provided by financing activities .................................................           133,446             30,666
                                                                                                    ---------          ---------
Net increase in cash and cash equivalents .................................................             3,354              2,386
Cash and cash equivalents, beginning of period ............................................            10,879                233
                                                                                                    ---------          ---------
Cash and cash equivalents, end of period ..................................................         $  14,233          $   2,619
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

    BASIS OF PRESENTATION
    The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1997. Certain 1997 amounts have been reclassified to conform to the current year's financial statement presentation.

2.  NOTES PAYABLE

    Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTN Program"). On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities ("MOPPRS") under the MTN Program. The net proceeds in the amount of $99,087 from the sale of the MOPPRS were used to repay outstanding indebtedness. In connection with the MOPPRS transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date"). The Operating Partnership will have an effective borrowing rate through the Remarketing Date of approximately 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS.

    On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes (the "Reset Notes") due April 7, 2009. The Reset Notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Company has entered into an interest rate swap for the entire term of the Reset Notes to fix the interest rate index. Under the terms of the swap, the Company pays a fixed rate of 6.02% and receives LIBOR. Net proceeds from the Reset Notes in the amount of $49,825 were used to repay outstanding indebtedness. As of September 30, 1998, the Operating Partnership had $281,000 aggregate principal amount of notes outstanding under the MTN Program.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4.  EARNINGS PER SHARE

    For the three and nine months ended September 30, 1998 and 1997, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                              -------------------------------      --------------------------------
                                                                 1998                1997               1998               1997
                                                              ------------       ------------      -------------       ------------
Basic and diluted income available to common
  shareholders (numerator):
  Income before extraordinary item .....................      $     23,803       $     12,972       $     64,194       $     39,335
    Less: Preferred stock dividends ....................            (2,969)            (1,062)            (8,504)            (3,187)
                                                              ------------       ------------       ------------       ------------
  Income available to common shareholders
    before extraordinary item ..........................      $     20,834       $     11,910       $     55,690       $     36,148
                                                              ============       ============       ============       ============
Common shares (denominator):
  Weighted average shares outstanding-basic ............        36,007,167         22,117,032         34,351,747         22,032,237
  Incremental shares from assumed conversion
    of options .........................................           426,695            179,673            471,417            181,355
                                                              ------------       ------------       ------------       ------------
  Weighted average shares outstanding - diluted ........        36,433,862         22,296,705         34,823,164         22,213,592
                                                              ============       ============       ============       ============

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash investing and financing activities for the three and nine months ended September 30, 1998 and 1997 were as follows:

    (a) During the nine months ended September 30, 1998 and 1997, holders of 750 and 6,519 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. The net effect of these conversions and adjustments to minority interest for the dilutive impact of the equity offerings and the Dividend Reinvestment and Employee Stock Purchase Plans was a reclassification increasing minority interest and decreasing shareholders' equity in the amount of $10,518 and $651 for the nine months ended September 30, 1998 and 1997, respectively.

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

7.  SUBSEQUENT EVENT

    On November 4, 1998, the Company issued 1.15 million shares (including exercise of underwriter's 150,000 share over-allotment option) of common stock at a price of $38.6875 per share. The net proceeds of approximately $42,200 were contributed to the Operating Partnership and used to pay down the outstanding balances on the Company's lines of credit.

                           POST APARTMENT HOMES, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                   1998                  1997
                                                                             ---------------        --------------
                                                                               (UNAUDITED)
ASSETS
   Real estate:
     Land..................................................................    $     248,924        $      234,011
     Building and improvements.............................................        1,383,214             1,255,118
     Furniture, fixtures and equipment.....................................          102,767                89,251
     Construction in progress..............................................          409,003               342,071
     Land held for future development......................................           23,853                15,560
                                                                               -------------        --------------
                                                                                   2,167,761             1,936,011
   Less: accumulated depreciation..........................................         (235,032)             (201,095)
                                                                               -------------        --------------
     Operating real estate assets..........................................        1,932,729             1,734,916
   Cash and cash equivalents...............................................           14,233                10,879
   Restricted cash.........................................................            1,089                 1,542
   Deferred charges, net...................................................           17,333                12,629
   Other assets............................................................           18,767                20,597
                                                                               -------------         -------------
   Total assets............................................................    $   1,984,151         $   1,780,563
                                                                               =============         =============
LIABILITIES AND PARTNERS' EQUITY
   Notes payable...........................................................    $     787,328         $     821,209
   Accrued interest payable................................................           10,935                 7,505
   Distributions payable...................................................           26,817                21,327
   Accounts payable and accrued expenses...................................           46,463                53,101
   Security deposits and prepaid rents.....................................            8,839                 8,117
                                                                               -------------         -------------
     Total liabilities.....................................................          880,382               911,259
                                                                               -------------         -------------
   Commitments and contingencies...........................................               --                    --
   Partners' equity........................................................        1,103,769               869,304
                                                                               -------------         -------------
     Total liabilities and partners' equity................................    $   1,984,151         $   1,780,563
                                                                               =============         =============



         The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                ----------------------------     ----------------------------
                                                                    1998            1997              1998          1997
                                                                ------------    ------------     ------------    ------------
REVENUES
   Rental ..................................................     $     71,310   $     43,857     $    202,162    $    127,988
   Property management - third party .......................              792            604            2,309           1,696
   Landscape services - third party ........................            1,765          1,327            4,945           3,792
   Interest ................................................               83             15              387              30
   Other ...................................................            3,019          1,692            9,606           4,655
                                                                 ------------   ------------     ------------    ------------
     Total revenues ........................................           76,969         47,495          219,409         138,161
                                                                 ------------   ------------     ------------    ------------
EXPENSES
   Property operating and maintenance (exclusive of
     items shown separately below) .........................           25,814         16,247           73,946          47,401
   Depreciation (real estate assets) .......................           11,498          6,333           33,307          18,897
   Depreciation (non-real estate assets) ...................              467            262              939             758
   Property management - third party .......................              659            488            1,857           1,298
   Landscape services - third party ........................            1,571          1,068            4,372           3,086
   Interest ................................................            7,795          5,652           23,488          16,722
   Amortization of deferred loan costs .....................              318            195              876             747
   General and administrative ..............................            1,869          1,467            5,701           4,867
   Minority interest in consolidated property partnership                 153             --              351              --
                                                                 ------------   ------------     ------------    ------------
     Total expenses ........................................           50,144         31,712          144,837          93,776
                                                                 ------------   ------------     ------------    ------------
   Income before net gain on sale of assets, loss on unused
     treasury locks and extraordinary item .................           26,825         15,783           74,572          44,385
   Net gain on sale of assets ..............................               --             --               --           3,512
   Loss on unused treasury locks ...........................               --             --           (1,944)             --
                                                                 ------------   ------------     ------------    ------------
   Income before extraordinary item ........................           26,825         15,783           72,628          47,897
   Extraordinary item ......................................               --             --               --             (93)
                                                                 ------------   ------------     ------------    ------------
Net income .................................................           26,825         15,783           72,628          47,804
Distributions to preferred unitholders .....................           (2,969)        (1,062)          (8,504)         (3,187)
                                                                 ------------   ------------     ------------    ------------
     Net income available to common unitholders ............     $     23,856   $     14,721     $     64,124    $     44,617
                                                                 ============   ============     ============    ============
EARNINGS PER COMMON UNIT - BASIC
   Income before extraordinary item (net of preferred
     distributions) ........................................     $       0.58   $       0.54     $       1.62    $       1.64
   Extraordinary item ......................................               --             --               --              --
                                                                 ------------   ------------     ------------    ------------
   Net income available to common unitholders ..............     $       0.58   $       0.54     $       1.62    $       1.64
                                                                 ============   ============     ============    ============
   Weighted average common units outstanding ...............       41,222,891     27,333,506       39,567,512      27,249,259
                                                                 ============   ============     ============    ============
EARNINGS PER COMMON UNIT - DILUTED
   Income before extraordinary item (net of preferred
     distributions) ........................................     $       0.57   $       0.53     $       1.60    $       1.63
   Extraordinary item ......................................               --             --               --           (0.01)
                                                                 ------------   ------------     ------------    ------------
Net income available to common unitholders .................     $       0.57   $       0.53     $       1.60    $       1.62
                                                                 ============   ============     ============    ============
Weighted average common units outstanding ..................       41,649,586     27,513,179       40,038,929      27,430,614
                                                                 ============   ============     ============    ============
Distributions declared .....................................     $       0.65   $      0.595     $       1.95    $      1.785
                                                                 ============   ============     ============    ============


         The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                 GENERAL             LIMITED
                                                                                 PARTNER            PARTNERS               TOTAL
                                                                                 --------          -----------          -----------
PARTNERS' EQUITY, DECEMBER 31, 1997 ....................................         $  9,085          $   860,219          $   869,304
    Contributions from the Company related to Dividend
      Reinvestment and Employee Stock Purchase Plans ...................              143               14,198               14,341
    Contributions from the Company related to the sale
      of common shares .................................................            1,869              185,024              186,893
    Contributions from the Company related to the sale
      of preferred shares...............................................               --               48,284               48,284
    Distributions to preferred unitholders .............................               --               (8,504)              (8,504)
    Distributions to common unitholders ................................             (792)             (78,385)             (79,177)
    Net income .........................................................              726               71,902               72,628
                                                                                 --------          -----------          -----------
PARTNERS' EQUITY, SEPTEMBER 30, 1998 ...................................         $ 11,031          $ 1,092,738          $ 1,103,769
                                                                                 ========          ===========          ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                       ----------------------------
                                                                                                         1998                1997
                                                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................................................         $  72,628          $  47,804
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sale of assets ..............................................................                --             (3,512)
     Loss on unused treasury locks ...........................................................             1,944                 --
     Extraordinary item ......................................................................                --                 93
     Depreciation ............................................................................            34,246             19,655
     Amortization of deferred loan costs .....................................................               876                747
     Write-off of deferred loan costs ........................................................                --                 (6)
     Other ...................................................................................               168                 --
   Changes in assets, (increase) decrease in:
     Restricted cash .........................................................................               453               (293)
     Other assets ............................................................................             1,830              4,581
     Deferred charges ........................................................................            (5,325)                --
   Changes in liabilities, increase (decrease) in:
     Accrued interest payable ................................................................             3,430              4,379
     Accounts payable and accrued expenses ...................................................            (7,496)             7,550
     Security deposits and prepaid rents .....................................................               722                 93
                                                                                                       ---------          ---------
   Net cash provided by operating activities .................................................           103,476             81,091
                                                                                                       ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables .......................          (194,837)          (117,177)
   Proceeds from sale of assets ..............................................................                --             23,111
   Capitalized interest ......................................................................           (11,123)            (5,879)
   Payment for unused treasury locks .........................................................            (1,944)                --
   Recurring capital expenditures ............................................................            (4,952)            (2,932)
   Corporate additions and improvements ......................................................            (7,772)            (1,185)
   Non-recurring capital expenditures ........................................................            (1,098)              (534)
   Revenue generating capital expenditures ...................................................           (11,842)            (4,775)
                                                                                                       ---------          ---------
   Net cash used in investing activities .....................................................          (233,568)          (109,371)
                                                                                                       ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of financing costs ................................................................                --             (2,352)
   Debt proceeds .............................................................................           111,227            212,440
   Proceeds from sale of notes ...............................................................           150,000            131,000
   Proceeds from issuance of preferred units .................................................            48,284                 --
   Proceeds from issuance of common units ....................................................           186,893                 --
   Debt payments .............................................................................          (295,108)          (267,122)
   Proceeds from contributions from PPI related to Dividend
     Reinvestment and Employee Stock Purchase Plans ..........................................            14,341              6,934
   Distributions paid to preferred unitholders ...............................................            (8,504)            (3,187)
   Distributions paid to common unitholders ..................................................           (73,687)           (47,047)
                                                                                                       ---------          ---------
   Net cash provided by financing activities .................................................           133,446             30,666
                                                                                                       ---------          ---------
   Net increase in cash and cash equivalents .................................................             3,354              2,386
   Cash and cash equivalents, beginning of period ............................................            10,879                233
                                                                                                       ---------          ---------
   Cash and cash equivalents, end of period ..................................................         $  14,233          $   2,619
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

     BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1997. Certain 1997 amounts have been reclassified to conform to the current year's financial statement presentation.

2.   NOTES PAYABLE

     The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTN Program"). On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities ("MOPPRS") under the MTN Program. The net proceeds in the amount of $99,087 from the sale of the MOPPRS were used to repay outstanding indebtedness. In connection with the MOPPRS transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date"). The Operating Partnership will have an effective borrowing rate through the Remarketing Date of approximately 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS.

     On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes (the "Reset Notes") due April 7, 2009. The Reset Notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Company has entered into an interest rate swap for the entire term of the Reset Notes to fix the interest rate index. Under the terms of the swap, the Company pays a fixed rate of 6.02% and receives LIBOR. Net proceeds from the Reset Notes in the amount of $49,825 were used to repay outstanding indebtedness. As of September 30, 1998, the Operating Partnership had $281,000 aggregate principal amount of notes outstanding under the MTN Program.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


3.   EXTRAORDINARY ITEM

     The extraordinary item for the nine months ended September 30, 1997 resulted from costs associated with the early extinguishment of indebtedness.

4.   EARNINGS PER UNIT

     For the three and nine months ended September 30, 1998 and 1997, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:


                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ----------------------------   -----------------------------
                                                                     1998           1997           1998            1997
                                                               ------------    ------------   -------------    ------------
Basic and diluted income available to common
  unitholders (numerator):
  Income before extraordinary item .........................   $     26,825    $     15,783    $     72,628    $     47,897
    Less: Preferred stock distributions ....................         (2,969)         (1,062)         (8,504)         (3,187)
                                                               ------------    ------------    ------------    ------------
  Income available to common unitholders
    before extraordinary item ..............................   $     23,856    $     14,721    $     64,124    $     44,710
                                                               ============    ============    ============    ============
Common shares (denominator):
  Weighted average shares outstanding - basic ..............     41,222,891      27,333,506      39,567,512      27,249,259
  Incremental shares from assumed conversion
    of options .............................................        426,695         179,673         471,417         181,355
                                                               ------------    ------------    ------------    ------------
  Weighted average shares outstanding - diluted ............     41,649,586      27,513,179      40,038,929      27,430,614
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

6.   SUBSEQUENT EVENT

     On November 4, 1998, the Company issued 1.15 million shares (including exercise of underwriter's 150,000 share over-allotment option) of common stock at a price of $38.6875 per share. The net proceeds of approximately $42,200 were contributed to the Operating Partnership and used to pay down the outstanding balances on the Company's lines of credit.

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

As of September 30, 1998, there were 41,257,619 units in the Operating Partnership outstanding, of which 36,041,895, or 87.4%, were owned by the Company and 5,215,724, or 12.6% were owned by other limited partners (including certain officers and directors of the Company). As of September 30, 1998, there were 5,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

On October 24, 1997 Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, was merged into a wholly owned subsidiary of the Company. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into .615 shares of common stock of the Company, which resulted in the issuance of approximately 8,400,000 shares of common stock of the Company.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Company recorded net income available to common shareholders of $20,834 and $55,690 for the three and nine months ended September 30, 1998, respectively, an increase of 74.9% and 54.4% over the corresponding periods in 1997 primarily as a result of the merger with Columbus and additional units placed in service through the development of new communities.

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

As of September 30, 1998, the Company's portfolio of apartment communities consisted of the following: (i) 64 communities which were completed and stabilized for all of the current and prior year, (ii) seven communities which achieved full stabilization during the prior year and (iii) 25 communities either stabilized in the current year or presently in the development or lease-up stages.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and nine months ended September 30, 1998 and 1997 is summarized as follows:

                                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                            ---------------------------------     ---------------------------------
                                                               1998         1997     % CHANGE         1998         1997    % CHANGE
                                                            ---------    ---------   --------     ----------    ---------  --------
Rental and other revenue:
Mature communities (1) ...............................      $  53,301    $  51,201        4.1%    $  157,534    $ 151,579       3.9%
Adjustment for acquired mature communities (2) .......             --      (11,145)       n/m             --      (32,909)      n/m
Communities stabilized during 1997 ...................          6,406        2,008      219.0%        18,815        3,555     429.3%
Development and lease-up communities (3) .............         11,131        2,603      327.6%        25,327        6,467     291.6%
Sold communities (4) .................................             --           --        n/m             --        1,484       n/m
Other revenue (5) ....................................          3,491          882      295.8%        10,092        2,467     309.1%
                                                            ---------    ---------                ----------    ---------
                                                               74,329       45,549       63.2%       211,768      132,643      59.7%
                                                            ---------    ---------                ----------    ---------
Property operating and maintenance expense (exclusive
 of depreciation and amortization):
Mature communities (1) ...............................         17,036       16,736        1.8%        50,270       48,941       2.7%
Adjustment for acquired mature communities (2) .......             --       (3,723)       n/m             --      (11,017)      n/m
Communities stabilized during 1997 ...................          2,006          628      219.4%         5,886        1,519     287.5%
Development and lease-up communities (3) .............          4,699          969      384.9%        11,310        2,459     359.9%
Sold communities(4) ..................................           --             --        n/m             --          653       n/m
Other expenses (6) ...................................          2,073        1,637       26.6%         6,480        4,846      33.7%
                                                            ---------    ---------                ----------    ---------
                                                               25,814       16,247       58.9%        73,946       47,401      56.0%
                                                            ---------    ---------                ----------    ---------
Revenue in excess of specified expense ...............      $  48,515    $  29,302       65.6%    $  137,822    $  85,242      61.7%
                                                            =========    =========                ==========    =========

Recurring capital expenditures: (7)
  Carpet .............................................      $     645    $     384       68.0%    $    1,849    $   1,040      77.8%
  Other ..............................................          1,266          644       96.6%         3,103        1,892      64.0%
                                                            ---------    ---------                ----------    ---------
  Total ..............................................      $   1,911    $   1,028       85.9%    $    4,952    $   2,932      68.9%
                                                            =========    =========                ==========    =========
Average apartment units in service ...................         27,779       18,541       49.8%        27,127       18,387      47.5%
                                                            =========    =========                ==========    =========
Recurring capital expenditures per
 apartment unit.......................................      $      69    $      55       25.5%    $      183    $     159      15.1%
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

For the three and nine months ended September 30, 1998, rental and other revenue increased $28,780, or 63.2%, and $79,125, or 59.7%, respectively, compared to the same periods in the prior year primarily as a result of an increase in units

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


placed in service through the merger with Columbus ($20,446 and $59,224) and the completion of new communities. For the three and nine months ended September 30, 1998, property operating and maintenance expenses increased $9,567, or 58.9%, and $26,545, or 56.0%, respectively, compared to the same period in the prior year, primarily as a result of an increase in the number of units placed in service through the merger with Columbus ($7,228 and $20,203) and the completion of new communities.

For the three and nine months ended September 30, 1998, recurring capital expenditures increased $883, or 85.9% ($14, or 25.5% on a per apartment unit basis) and $2,020, or 68.9% ($24, or 15.1% on a per apartment unit basis), respectively, compared to the same period in the prior year, primarily due to the increase in the average number of apartment units in service as a result of the merger with Columbus, the completion of new communities and the timing of capital expenditures.

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

The operating performance of the 64 communities containing an aggregate of 21,819 units which were fully stabilized as of January 1, 1997, is summarized as follows:

                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                            ---------------------------------     ---------------------------------
                                                               1998         1997     % CHANGE         1998         1997    % CHANGE
                                                            ---------    ---------   --------     ----------    ---------  --------

Rental and other revenue (1) .................              $  53,301    $ 51,201         4.1%    $  157,534    $ 151,579       3.9%
Adjustment for acquired mature communities (2)                     --     (11,145)        n/m             --      (32,909)      n/m
                                                            ---------    --------                 ----------    ---------
Rental and other revenue (3) .................                 53,301      40,056        33.1%       157,534      118,670      32.7%
                                                            ---------    --------                 ----------    ---------
Property operating and maintenance expense
  (exclusive of depreciation and
  amortization) (1) ..........................                 17,036      16,736         1.8%        50,270       48,941       2.7%
Adjustment for acquired mature communities (2)                     --      (3,723)        n/m             --      (11,017)      n/m
                                                            ---------    --------                 ----------    ---------
Property operating and maintenance expense
  (exclusive of depreciation and amortization)
  historical (3) .............................                 17,036      13,013        30.9%        50,270       37,924      32.6%
                                                            ---------    --------                 ----------    ---------
Revenue in excess of specified expense .......              $  36,265    $ 27,043        34.1%    $  107,264    $  80,746      32.8%
                                                            =========    ========                 ==========    =========

Recurring capital expenditures: (4)
   Carpet ....................................              $     603    $    382        57.9%    $    1,720    $   1,010      70.3%
   Other .....................................                  1,119         569        96.7%         2,776        1,699      63.4%
                                                            ---------    --------                 ----------    ---------
     Total ...................................              $   1,722    $    951        81.1%    $    4,496    $   2,709      66.0%
                                                            =========    ========                 ==========    =========
Recurring capital expenditures per
   apartment unit (5) ........................              $      79    $     56        41.1%    $      206    $     160      28.8%
                                                            =========    ========                 ==========    =========

Average economic occupancy (6) ...............                   97.1%       95.5%        1.6%          96.8%        94.7%      2.1%
                                                            =========    ========                 ==========    =========
Average monthly rental rate per
  apartment unit (7) .........................              $     820    $    802         2.2%    $      813    $     798       1.9%
                                                            =========    ========                 ==========    =========
Apartment units in service ...................                 21,819      16,937        28.8%        21,819       16,937      28.8%
                                                            =========    ========                 ==========    =========

(1) Communities which reached stabilization prior to January 1, 1997. Includes mature communities acquired through the merger with Columbus.
(2) The adjustment for acquired mature communities represents the operations results of the mature communities owned by Columbus prior to the merger. This adjustment was included to reduce the rental and other revenue of mature communities to the historical results in order to provide a more meaningful analysis of the mature communities results.
(3) Represents the Company's historical results of operations for mature communities.
(4) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(5) In addition to such capitalized expenditures, the Company expensed $174 and $164 per unit on building maintenance (inclusive of direct salaries) and $53 and $58 per unit on landscaping (inclusive of direct salaries) for the three months ended September 30, 1998 and 1997, respectively.
(6) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 95.5% and 94.4%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


         for the three months ended September 30, 1998 and 1997, respectively. For the three months ended September 30, 1998 and 1997, concessions were $712 and $348, respectively, and employee discounts were $116 and $89, respectively. For the three months ended September 30, 1997, average economic occupancy for all mature communities, including mature communities acquired through the merger with Columbus which were deducted pursuant to footnote (2) above, was 95.7%.

(7) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.
n/m - Not meaningful.

For the three and nine months ended September 30, 1998, rental and other revenue increased $13,245, or 33.1%, and $38,864, or 32.7%, respectively, compared to the same period in the prior year, due to increase in units in service as a result of the merger with Columbus and increased rental rates and occupancy for mature communities owned prior to the merger with Columbus. For the three and nine months ended September 30, 1998, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,023, or 30.9%, and $12,346 or 32.6%, respectively, compared to the same period in the prior year, primarily as a result of an increase in units in service as a result of the merger with Columbus.

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

For the three and nine months ended September 30, 1998 and 1997, respectively, the "lease-up deficit" charged to and included in results of operations is summarized as follows:

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ------------------------      -------------------------
                                                               1998           1997           1998            1997
                                                             --------       ---------      --------        ---------
Rental and other revenue..................................   $  2,100       $     111      $  4,792        $     111
Property operating and maintenance expense (exclusive of
  depreciation and amortization)..........................      1,374             119         4,044              184
                                                             --------       ---------      --------        ---------
Revenue (expense) in excess of specified
  expense/revenue.........................................        726              (8)          748              (73)
Interest expense..........................................        853              80         2,245              135
                                                             --------       ---------      --------        ---------
Lease-up deficit..........................................   $   (127)      $     (88)     $ (1,497)       $    (208)
                                                             ========       =========      ========        =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three and nine months ended September 30, 1998 and 1997 is summarized as follows:


                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                       ---------------------------------        -----------------------------------
                                          1998          1997     %CHANGE            1998          1997     %CHANGE
                                       ---------   ----------    -------        ----------    ----------   -------
Property management and other
  revenue...........................   $    792     $     625       26.7%       $    2,309    $    1,698     36.0%
Property management expense.........        447           316       41.5%            1,277           894     42.8%
General and administrative expense..        212           154       37.7%              580           353     64.3%
Depreciation expense................          9             9         --                27            34    (20.6)%
                                       --------     ---------                   ----------    ----------
Revenue in excess of specified
  expense...........................   $    124     $     146      (15.1)%      $      425    $      417      1.9%
                                       ========     =========                   ==========    ==========
Average apartment units managed.....     11,621         8,461       37.3%           11,107         8,470     31.1%
                                       ========     =========                   ==========    ==========

The increase in property management and other revenue and expense and general and administrative expense for the three and nine months ended September 30, 1998 compared to the same periods in the prior year is primarily attributable to an increase in the average number of units managed.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc., formerly Post Landscape Services, Inc. ("Post Landscape Group").

The operating performance of Post Landscape Group for the three and nine months ended September 30, 1998 and 1997 is summarized as follows:

                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                     SEPTEMBER 30,                              SEPTEMBER 30,
                                         -----------------------------------        ----------------------------------
                                            1998             1997    %CHANGE          1998         1997       %CHANGE
                                         ---------      ---------    -------        ---------    ---------    --------
Landscape services and other
 revenue..............................   $   1,765      $   1,327       33.0%       $   4,945    $   3,792      30.4%
Landscape services expense............       1,347            935       44.1%           3,718        2,675      39.0%
General and administrative expense....         224            133       68.4%             654          411      59.1%
Depreciation expense..................          53             33       60.6%             118           89      32.6%
                                         ---------      ---------                   ---------    ---------
Revenue in excess of specified
  expense.............................   $     141      $     226      (37.6)%      $     455    $     617     (26.3)%
                                         =========      =========                   =========    =========

The increase in landscape services and other revenue and expense for the three and nine months ended September 30, 1998 compared to the same periods in 1997 is primarily due to increases in landscape contracts. General and administrative expense increased due to costs incurred in preparation for future growth plans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


OTHER EXPENSES

Depreciation expense increased $5,370, or 81.4% and $14,591, or 74.2%, respectively, and interest expense increased $2,143, or 37.9% and $6,766, or 40.5%, respectively, from the three and nine months ended September 30, 1998 compared to the same period in the prior year, primarily as a result of an increase in units in service as a result of the merger with Columbus.

General and administrative expense increased $402 and $834, respectively, from the three and nine months ended September 30, 1998 compared to the same period in the prior year, primarily due to the merger with Columbus. As a result, general and administrative expense as a percent of total revenues decreased from 3.1% and 3.5% for the three and nine months ended September 30, 1997 to 2.4% and 2.6% for the three and nine months ended September 30, 1998 due to economies of scale gained as a result of the merger with Columbus.

The loss on unused treasury locks for the nine months ended September 30, 1998 of $1,944 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

The extraordinary item of $75 for the nine months ended September 30, 1997, net of minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $81,091 for the nine months ended September 30, 1997 to $103,476 for the nine months ended September 30, 1998, principally due to the increase in net income (primarily as a result of the merger with Columbus). Net cash used in investing activities increased from $109,371 in the nine months ended September 30, 1997 to $233,568 in the nine months ended September 30, 1998, principally due to an increase in construction spending. The Company's net cash provided by financing activities increased from $30,666 in the nine months ended September 30, 1997 to $133,446 in the nine months ended September 30, 1998, primarily due to proceeds from the sale of preferred stock and common stock and increased debt proceeds.

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

At September 30, 1998, the Company had total indebtedness of $787,328, a decrease of $33,881 from its total indebtedness at December 31, 1997, and cash and cash equivalents of $14,233. At September 30, 1998, the Company's indebtedness included approximately $43,448 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880, senior unsecured notes of $456,000 and borrowings under unsecured lines of credit of $52,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Lines Of Credit
The Company has three unsecured lines of credit totaling $245,000. At September 30, 1998, there was $52,000 outstanding under these lines of credit.

On June 30, 1998, the Company entered into a $25,000 Loan Sales Line of Credit with a bank. The interest rate and maturity date related to each draw on this facility shall be agreed to between the Company and the bank prior to each such draw. This facility expires on June 29, 1999.

Medium Term Notes
The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium- Term Notes due nine months or more from date of issue (the "MTN Program"). On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities ("MOPPRS") under the MTN Program. The net proceeds in the amount of $99,087 from the sale of the MOPPRS were used to repay outstanding indebtedness. In connection with MOPPRS transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date"). The Operating Partnership will have an effective borrowing rate through the Remarketing Rate of approximately 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate will be approximately 6.85%, the coupon rate on the MOPPRS.

On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes due April 7, 2009. The notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Company has entered into an interest rate swap for the entire term of the notes to fix the interest rate index. Under the terms of the swap, the Company pays a fixed rate of 6.02% and receives LIBOR. Net proceeds in the amount of $49,825 were used to repay outstanding indebtedness. As of September 30, 1998, the Operating Partnership had $281,000 aggregate principle amount of notes outstanding under the MTN Program.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for its outstanding tax-exempt bonds. Under an agreement with the Fannie Mae ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for the bond issues, aggregating $235,880, which were reissued. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans. Effective October 1, 1998, the Company obtained fee reductions related to these loans totaling .08% per annum. Of this savings, .06% was a reduction in the credit enhancement fee. This fee reduction will result in approximately $181 of annual interest savings for the remaining term of these loans.

On June 1, 1998 the Operating Partnership refunded its last single property tax-exempt bond issuance on Post Court(R) in Atlanta. Of the Company's $787,328 in outstanding debt, $235,880 is tax-exempt, AAA Fannie Mae credit enhanced debt maturing in 2025.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Schedule of Indebtedness

The following table reflects the Company's indebtedness at September 30, 1998:

                                                                                           Maturity       Principal
Description                                 Location           Interest Rate                Date(1)        Balance
----------------------------------------- --------------- ---------------------------   ----------------  ---------
CONVENTIONAL FIXED RATE (SECURED)
Post Hillsboro Village...................  Nashville, TN           9.20%                     10/01/01     $  2,976
Parkwood Townhomes(TM)...................   Dallas, TX            7.375%                     04/01/14          872
                                                                                                          --------
                                                                                                             3,848
                                                                                                          --------

CONVENTIONAL FLOATING RATE
Addison Circle Apartment Homes
   by Post(TM)- Phase I.................    Dallas, TX         LIBOR + .75%                  06/01/99       22,192
The Rice..............................     Houston, TX         LIBOR + 1.90%                 08/01/99       17,408
                                                                                                          --------
                                                                                                            39,600
                                                                                                          --------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R)Series 1995.............    Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25        9,895
Post Valley(R)Series 1995..............    Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25       18,600
Post Brook(R)Series 1995...............    Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25        4,300
Post Village(R)(Atlanta) Hills
   Series 1995........................     Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25        7,000
Post Mill(R)Series 1995................    Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25       12,880
Post Canyon(R)Series 1996..............    Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25       16,845
Post Corners(R)Series 1996.............    Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25       14,760
Post Bridge(R)..........................   Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25       12,450
Post Village(R)(Atlanta) Gardens.......    Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25       14,500
Post Chase(R)...........................   Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25       15,000
Post Walk(R)............................   Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25       15,000
Post Lake(R)............................   Orlando, FL    "AAA" NON-AMT + .515% (2)(3)       06/01/25       28,500
Post Fountains at Lee Vista(R)..........   Orlando, FL    "AAA" NON-AMT + .515% (2)(3)       06/01/25       21,500
Post Village(R)(Atlanta) Fountains
   and Meadows..........................   Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25       26,000
Post Court(R)...........................   Atlanta, GA    "AAA" NON-AMT + .515% (2)(3)       06/01/25       18,650
                                                                                                          --------
                                                                                                           235,880
SENIOR NOTES (UNSECURED)                                                                                  --------
Medium Term Notes.....................       N/A                   6.58%                     12/31/99       16,000
Medium Term Notes.....................       N/A                LIBOR + .25%                 03/03/00       30,000
Northwestern Mutual Life..............       N/A                   8.21%                     06/07/00       30,000
Medium Tern Notes.....................       N/A                   7.02%                     04/02/01       37,000
Northwestern Mutual Life..............       N/A                   8.37%                     06/07/02       20,000
Senior Notes..........................       N/A                   7.32%                     10/01/03      100,000
Medium Term Notes.....................       N/A                   7.30%                     04/01/04       13,000
Medium Term Notes.....................       N/A                   7.04%                     09/22/04       10,000
Medium Term Notes.....................       N/A                   7.05%                     09/22/05       25,000
Senior Notes..........................       N/A                   7.05%                     10/01/06       25,000
Mandatory Par Put Remarketed Securities      N/A                   6.85%(5)                  03/16/15      100,000
Remarketed Reset Notes................       N/A              LIBOR + .40%(6)                02/07/09       50,000
                                                                                                          --------
                                                                                                           456,000
                                                                                                          --------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

LINES OF CREDIT (UNSECURED)
Loan Sales Line.......................       N/A                   6.50%                    06/29/99          7,000
Revolver .............................       N/A     LIBOR + .675% or prime minus .25%(7)   03/30/01         25,000
Cash Management Line..................       N/A     LIBOR + .675% or prime minus .25%      03/31/99         20,000
                                                                                                           --------
                                                                                                             52,000
                                                                                                           --------
TOTAL.................................                                                                     $787,328
                                                                                                           ========


(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998).
(3) These bonds are cross collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.
(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(5) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(6) Represents rate through April 7, 1999. After this date, the spread will be reset quarterly.
(7) Represents stated rate. The Company may also make "money market" loans of up to $100,000 at rates below the stated rate.

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

Common Stock Offering
On November 4, 1998, the Company issued 1.15 million shares (including exercise of underwriter's 150,000 share over-allotment option) of common stock at a price of $38.6875 per share. The net proceeds of approximately $42,200 were contributed to the Operating Partnership and used to pay down the outstanding balances on the Company's lines of credit.

On May 28, 1998, the Company issued 373,250 shares of its common stock at a price of $40.1875 per share. The shares were deposited into a registered UIT, the Paine Webber Equity Trust Reit Series 1. Net proceeds of $13,662 from this offering were contributed to the Operating Partnership and were used to fund development and other operating cash flow needs.

On April 29, 1998, the Company issued approximately 1.1 million shares of its common stock at a price of $40.5625 per share. The shares were deposited into a registered unit investment trust ("UIT"), the Equity Investor Fund Cohen & Steers Realty Majors Portfolio. Net proceeds in the amount of $44,059 were contributed to the Operating Partnership and used to repay outstanding indebtedness.

On March 4, 1998, the Company issued 3.5 million shares of common stock at a price of $39 per share. The net proceeds from this offering of $129,179 were contributed to the Operating Partnership in exchange for 3.5 million common units and used by the Operating Partnership to repay outstanding indebtedness.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company for 95% of the market price on the date of purchase. For the nine months ended September 30, 1998, contributions from the DRIP were $14,341.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:

                                                                              ACTUAL OR            ACTUAL OR        UNITS
                                                                              ESTIMATED            ESTIMATED       LEASED
                                                            QUARTER OF         QUARTER              QUARTER         AS OF
                                                 # OF       CONSTRUCTION      FIRST UNITS        OF STABILIZED    NOVEMBER 2,
METROPOLITAN AREA                                UNITS      COMMENCEMENT      AVAILABLE            OCCUPANCY         1998
-----------------                                -----      ------------      -----------        -------------    ------------
Atlanta, GA
-----------
Post Lindbergh(TM)                                 395          3Q'96          4Q'97               1Q'99              331
Post Gardens(R)                                    397          3Q'96          4Q'97               1Q'99              346
Riverside by Post(TM)                              536          3Q'96          2Q'98               1Q'00              166
Post Ridge II                                      202          2Q'98          4Q'98               2Q'99               71
Post Briarcliff(TM)- Phase I                       388          2Q'97          2Q'98               2Q'99              247
Post Briarcliff(TM)- Phase II                      300          2Q'98          2Q'99               2Q'00              n/a
                                                 -----                                                              -----
                                                 2,218                                                              1,161
                                                 -----                                                              -----
Charlotte, NC
-------------
Charlotte Uptown                                   236          3Q'98          4Q'99               1Q'01              n/a
                                                 -----                                                              -----

Tampa, FL
---------
Post Rocky Point(R)- Phase III                     290          2Q'97          2Q'98               1Q'99              151
Post Hyde Park III                                 119          2Q'98          1Q'99               3Q'99              n/a
Post Harbour Island(TM)                            206          3Q'97          3Q'98               2Q'99               21
                                                 -----                                                              -----
                                                   615                                                                172
                                                 -----                                                              -----
Dallas, TX
----------
Addison Circle - Phase II                          473          1Q'98          1Q'99               1Q'00              n/a
The Gallery of State-Thomas by Post                204          4Q'97          4Q'98               2Q'99               13
Block 588                                          127          4Q'98          3Q'99               1Q'00              n/a
Wilson Building                                    135          2Q'98          2Q'99               4Q'99              n/a
                                                 -----                                                              -----
                                                   939                                                                 13
                                                 -----                                                              -----
Houston, TX
-----------
The Rice                                           312          1Q'97          2Q'98               4Q'98              296
Midtown - Phase I                                  479          2Q'98          2Q'99               2Q'00              n/a
                                                 -----                                                              -----
                                                   791                                                                296
                                                 -----                                                              -----
Denver, CO
----------
Denver Uptown                                      454          1Q'98          2Q'99               2Q'00              n/a
                                                 -----                                                              -----

Phoenix, AZ
-----------
Deck Park                                          438          4Q'98          3Q'99               3Q'00              n/a
                                                 -----                                                              -----

Nashville, TN
-------------
Bennie Dillon Building                              86          2Q'98          1Q'99               3Q'99              n/a
                                                 -----                                                              -----
                                                 5,777                                                              1,642
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

Acquisition of assets and community improvement expenditures for the three and nine months ended September 30, 1998 and 1997 are summarized as follows:


                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                               -------------------------      --------------------------
                                                                   1998          1997             1998          1997
                                                               -----------    ----------      ----------      ----------
New community development and acquisition activity..........   $    49,096    $   45,013      $  205,960      $  123,056
Non-recurring capital expenditures:
  Revenue generating additions and improvements.............         4,052         1,279          11,842           4,775
  Other community additions and improvements................           210            41           1,098             534
Recurring capital expenditures:
  Carpet replacements.......................................           645           384           1,849           1,040
  Community additions and improvements......................         1,266           644           3,103           1,892
  Corporate additions and improvements......................         3,645           414           7,772           1,185
                                                               -----------   -----------      ----------      ----------
                                                               $    58,914   $    47,775      $  231,624      $  132,482
                                                               ===========   ===========      ==========      ==========


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to engage in similar normal business activities.

The Company has created a specially formed Year 2000 project team to evaluate and coordinate the Company's Year 2000 initiatives, which are intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including property management and accounting software, data processing, and telephone/PBX systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as elevators, alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of September 30, 1998, it had completed approximately 50% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 50% of the initiatives are in process and expected to be completed on or about June 30, 1999.

The Company is also in the process of mailing letters to its significant suppliers, contractors and third party service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. A follow-up mailing to significant suppliers, contractors and third party service providers that do not initially respond, or whose responses are deemed unsatisfactory by the Company, is planned for January, 1999.

At this time, the Company cannot estimate the aggregate cost of its Year 2000 identification, assessment, remediation and testing efforts, or costs expected to be incurred by the Company with respect to Year 2000 issues of third parties. Expenditures related to the Company's Year 2000 initiatives will be funded from operating cash flows. As of September 30, 1998, the Company had incurred costs of approximately $2,000 related to its Year 2000 identification, assessment, remediation and testing efforts, all of which relates to analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant suppliers, contractors and other third party service providers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with suppliers, contractors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's business or results of operations.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Risks involved with not solving the Year

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunications services, delays or cancellations of shipping or transportation to major building suppliers, general deterioration of economic conditions resulting from Year 2000 issues, and inability of banks, vendors and other third parties with whom the Company does business to resolve Year 2000 problems. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

The Company has engaged an independent expert to evaluate its Year 2000 identification, assessment, remediation and testing efforts.

The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. There can be no assurance that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with suppliers and contractors contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

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

FFO and CAD for the three and nine months ended September 30, 1998 and 1997 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution


                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ----------------------------    ----------------------------
                                                                   1998            1997             1998           1997
                                                               ------------    ------------    ------------    ------------
Net income available to common shareholders ................   $     20,834    $     11,910    $     55,690    $     36,073
   Extraordinary item, net of minority interest ............             --              --              --              75
   Net gain on sale of assets ..............................             --              --              --          (3,512)
   Minority interest .......................................          3,022           2,811           8,434           8,562
   Loss on unused treasury locks ...........................             --              --           1,944              --
                                                               ------------    ------------    ------------    ------------
Adjusted net income ........................................         23,856          14,721          66,068          41,198
  Depreciation of real estate assets .......................         11,498           6,333          33,307          18,897
                                                               ------------    ------------    ------------    ------------
Funds from Operations(1) ...................................         35,354          21,054          99,375          60,095
   Recurring capital expenditures(2) .......................         (1,911)         (1,028)         (4,952)         (2,932)
   Non-recurring capital expenditures(3) ...................           (210)            (41)         (1,098)           (534)
   Loan amortization payments ..............................            (19)            (47)            (55)           (149)
                                                               ------------    ------------    ------------    ------------
Cash Available for Distribution ............................   $     33,214    $     19,938    $     93,270    $     56,480
                                                               ============    ============    ============    ============
Revenue generating capital expenditures(4) .................   $      4,052    $      1,279    $     11,842    $      4,775
                                                               ============    ============    ============    ============
Cash Flow Provided By (Used In):
Operating activities .......................................   $     40,896    $     27,241    $    103,476    $     81,091
Investing activities .......................................   $    (58,913)   $    (47,775)   $   (233,568)   $   (109,371)
Financing activities .......................................   $     28,333    $     21,382    $    133,446    $     30,666

Weighted average common shares outstanding - basic .........     36,007,167      22,117,032      34,351,747      22,032,237
                                                               ============    ============    ============    ============
Weighted average common shares and units outstanding - basic     41,222,891      27,333,506      39,567,512      27,249,259
                                                               ============    ============    ============    ============
Weighted average common shares outstanding - diluted .......     36,433,862      22,296,705      34,823,164      22,213,592
                                                               ============    ============    ============    ============
Weighted average common shares and units outstanding
    - diluted...............................................     41,649,586      27,513,179      40,038,929      27,430,614
                                                               ============    ============    ============    ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $645 and $384 of carpet replacement and $1,266 and $644 of other additions and improvements to existing communities for the three months ended September 30, 1998 and 1997, respectively and $1,849 and $1,040 of carpet replacement and $3,103 and $1,892 of other additions and improvements to existing communities for the nine months ended September 30, 1998 and 1997, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $3,645 and $414 for the three months ended September 30, 1998 and 1997, respectively, and $7,772 and $1,185 for the nine months ended September 30, 1998 and 1997, respectively, are excluded from the calculation of CAD.
(3) Non-recurring capital expenditures consisted of community additions and improvements of $210 and $41 for the three months ended September 30, 1998 and 1997, respectively, and $1,098 and $534 for the nine months ended September 30, 1998 and 1997, respectively.
(4) Revenue generating capital expenditures included a major renovation of communities in the amount of $4,038 and $556, for the three months ended September 30, 1998 and 1997, respectively, and $11,283 and $3,137 for the nine months ended September 30, 1998 and 1997, respectively, and submetering of water service to communities in the amount of $14 and $723 for the three months ended September 30, 1998 and 1997, respectively, and $559 and $1,638 for the nine months ended September 30, 1998 and 1997, respectively.

PART II. OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

           On November 10, 1998, the Company announced the resignation of Robert Shaw, President of the Post West division and former Chief Executive Officer for Columbus Realty Trust, the Dallas-based company acquired by the Company in October 1997. Shaw, who will also vacate his position on the Company's Board of Directors, will leave the Company on November 30 to return to entrepreneurial pursuits in the Dallas area.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           27.1 Financial Data Schedule for the Company - Third Quarter 1998 (for SEC filing purposes only)
           27.2 Restated Financial Data Schedule for the Company - Third Quarter 1997 (for SEC filing purposes only)
           27.3 Financial Data Schedule for the Operating Partnership - Third Quarter 1998 (for SEC filing purposes only)
           27.4   Restated Financial Data Schedule for the Operating Partnership
                  - Third Quarter 1997 (for SEC filing purposes only)

           The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

           (b) Reports on Form 8-K

           There were no reports on Form 8-K filed by either registrant during the three month period ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              POST PROPERTIES, INC.




November 12, 1998                             /s/John T. Glover
-----------------                             -----------------------------
     (Date)                                   John T. Glover, President
                                              (Principal Financial Officer)




November 12, 1998                             /s/ R. Gregory Fox
-----------------                             -----------------------------
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




                                  POST APARTMENT HOMES L.P.
                                  By: Post GP Holdings, Inc., as General Partner




November 12, 1998                 /s/John T. Glover
-----------------                 -----------------------------
     (Date)                       John T. Glover, President
                                  (Principal Financial Officer)




November 12, 1998                 /s/ R. Gregory Fox
-----------------                 -----------------------------
     (Date)                       R. Gregory Fox
                                  Senior Vice President, Chief
                                  Accounting Officer