Form 10-K
period 1998-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 1999-03-16
CIK 903127, 1012271

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSMISSION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 1-12080
                         COMMISSION FILE NUMBER 0-28226
                         ------------------------------
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


               4401 NORTHSIDE PARKWAY, SUITE 800, ATLANTA, GEORGIA
                30327 (Address of principal executive offices --
                                    zip code)
                                 (404) 846-5000
              (Registrant's telephone number, including area code)
                         ------------------------------
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

        Securities registered pursuant to Section 12(g) of the Act: None

                                                      NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                          WHICH REGISTERED
             -------------------                          ----------------
        Units of Limited Partnership                            None

                         ------------------------------

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

                   Post Properties, Inc.:      YES [x] NO [ ]
                   Post Apartment Homes, L.P.: YES [x] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 10, 1999 was approximately $1,362,264,000. As of March 10, 1999, there were 38,172,011 shares of common stock, $.01 par value, outstanding.

                         ------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 7, 1999 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                TABLE OF CONTENTS


                             FINANCIAL INFORMATION


ITEM                                                                                       PAGE
 NO.                                                                                        NO.
----                                                                                       ----

        PART I

 1      Business ....................................................................       1

 2      Properties ..................................................................       7

 3      Legal Proceedings ...........................................................      10

 4      Submission of Matters to a Vote of Security Holders .........................      10


 X      Executive Officers of the Registrant ........................................      10


        PART II

 5      Market Price of the Registrant's Common Stock and Related Stockholder Matters      13

 6      Selected Financial Data .....................................................      14

 7      Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...................................................      18

7A      Quantitative and Qualitative Disclosures about Market Risk ..................      31

 8      Financial Statements and Supplementary Data .................................      32

 9      Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure ....................................................      32


        PART III

10      Directors and Executive Officers of the Registrant ..........................      33

11      Executive Compensation ......................................................      33

12      Security Ownership of Certain Beneficial Owners and Management ..............      33

13      Certain Relationships and Related Transactions ..............................      33


        PART IV
14      Exhibits, Financial Statements, Schedules and Reports on Form 8-K ...........      34

                                     PART I

ITEM 1.    BUSINESS
                                   THE COMPANY

Post Properties, Inc. (the "Company") is one of the largest developers and operators of upscale multifamily apartment communities in the Southeastern and Southwestern United States. The Company currently owns 84 stabilized communities (the "Communities") containing 27,963 apartment units located primarily in metropolitan Atlanta, Georgia; Dallas, Texas and Tampa, Florida. In addition, the Company currently has under construction or in initial lease-up 12 new communities and additions to five existing communities in the Atlanta, Georgia; Dallas and Houston, Texas; Tampa, Florida; Denver, Colorado; Charlotte, North Carolina; Phoenix, Arizona and Nashville, Tennessee metropolitan areas that will contain an aggregate of 4,758 apartment units upon completion. For the year ended December 31, 1998, the average economic occupancy rate (defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent) of the 71 Communities stabilized for the entire year was 96.5%. The average monthly rental rate per apartment unit at these Communities for December 1998 was $834. The Company also manages through affiliates approximately 11,754 additional apartment units owned by third parties. The Company is a fully-integrated organization with multifamily development, acquisition, operation and asset management expertise. The Company has approximately 1,860 employees, none of whom is a party to a collective bargaining agreement.

Since its founding in 1971, the Company has pursued three distinctive core business strategies that, for over 25 years, have remained substantially unchanged:

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

Service Orientation
The Company's mission statement is: "To provide the superior apartment living experience for our residents." By striving to provide a superior product and superior service, the Company believes that it will be able to achieve its long-term goals. The Company believes that it provides its residents with superior product and superior service through its uniformly high quality construction, selective locations, award winning landscaping and numerous amenities, including, for example, on site business centers, on site courtesy officers, urban vegetable gardens and state of the art fitness centers.

The Company believes that with the implementation of these strategies, multifamily properties in its primary markets have the potential over the long term to provide investment returns that exceed national averages. According to recent market surveys, employment growth, population growth and household formation growth in the Company's primary markets have exceeded, and are forecasted to continue to exceed, national averages.

The Company is a self-administered and self-managed equity real estate investment trust (a "REIT"). In 1993, the Company completed an initial public offering of its Common Stock (the "Initial Offering") and a business combination involving entities under varying common ownership. Proceeds from the Initial Offering were used by the Company, in part, (i) to acquire a controlling interest in Post Apartment Homes, L.P. (the "Operating Partnership"), the Company's principal operating subsidiary, which was formed to succeed to substantially all of the ownership interest in a portfolio of 40 Post(R) multifamily apartment communities, all of which were developed by the Company and owned by affiliates of the Company, and to the development, leasing, landscaping and management business of the Company and certain other affiliates.

The Company, through wholly owned subsidiaries, is the sole general partner of, and controls a majority of the limited partnership interests in, the Operating Partnership. The Company conducts all of its business through the Operating Partnership and its subsidiaries.

The Company's and the Operating Partnership's executive offices are located at 4401 Northside Parkway, Suite 800, Atlanta, Georgia 30327 and their telephone number is (404) 846-5000. Post Properties, Inc., a Georgia corporation, was incorporated on January 25, 1984, and is the successor by merger to the original Post Properties, Inc., a Georgia corporation, which was formed in 1971. The Operating Partnership is a Georgia limited partnership that was formed in July 1993 for the purpose of consolidating the operating and development businesses of the Company and the Post(R) apartment portfolio described herein.

THE OPERATING PARTNERSHIP

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company's operations are conducted. At December 31, 1998, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 87.9% of the common units in the Operating Partnership ("Units") and 100% of the preferred Units (the "Perpetual Preferred Units"). The other limited partners of the Operating Partnership are those persons (including certain officers and directors of the Company) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of Common Stock. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units or Perpetual Preferred Units, as appropriate, to the Company.

As the sole shareholder of the Operating Partnership's sole general partner, the Company has the exclusive power under the agreement of limited partnership of the Operating Partnership to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of the Units in connection with the sale of all or substantially all of the assets of the Operating Partnership or in connection with a dissolution of the Operating Partnership. The board of directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company. The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, for a period of 50 years without a vote of limited partners of the Operating Partnership. The Company's indirect limited and general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's percentage interest therein and indirectly entitle the Company to vote on all matters requiring a vote of the limited partners.

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

OPERATING DIVISIONS

The major operating divisions of the Operating Partnership include:

Post Apartment Management
Post Apartment Management is responsible for the day-to-day operations of all the Post(R) communities including community leasing, property management and personnel recruiting, training and development, maintenance and security. Post Apartment Management also conducts short-term corporate apartment leasing activities and is the largest division in the Company.

Post Apartment Development
Post Apartment Development conducts the development and construction activities of the Company. These activities include site selection, zoning and regulatory approvals, project design, and the full range of construction management services.

Post Corporate Services
Post Corporate Services provides executive direction and control to the Company's other divisions and subsidiaries and has responsibility for the creation and implementation of all Company financing and capital strategies. All accounting, management reporting, information systems, human resources, legal and insurance services required by the Company and all of its affiliates are centralized in Post Corporate Services.

OPERATING SUBSIDIARIES

The operating subsidiaries of the Operating Partnership, each of which is wholly owned by Post Services, include:

RAM
RAM provides third party asset management and leasing services for multifamily properties that do not operate under the Post(R) name. RAM's clients include pension funds, independent private investors, financial institutions and insurance companies. RAM's asset management contracts generally are subject to annual renewal or are terminable upon specified notice. As of December 31, 1998, RAM managed 60 properties (located in Georgia, Florida, Tennessee, Kansas, Missouri, North Carolina, Texas and Virginia) with approximately 11,754 units under management.

Post Landscape Group
As a result of the reputation the Company developed in connection with the landscaping of Post(R) communities, in 1990, the Company began providing third party landscape services for clients other than Post(R) communities. Projects with third parties include the maintenance and design of the landscape for office parks, commercial buildings and other commercial enterprises, and private residences. Post Landscape Group provides such third party landscape services.

HISTORY OF POST PROPERTIES, INC.

During the five-year period from January 1, 1994 through December 31, 1998, the Company and affiliates have developed and completed 7,671 apartment units in 24 apartment communities, acquired 7,186 units in 28 apartment communities (26 communities containing 6,296 apartment units were as a result of the merger with Columbus Realty Trust [the "Merger"]) and sold five apartment communities containing an aggregate of 1,164 apartment units. Historically, the Company has primarily developed its apartment communities to the Company's specifications as opposed to buying or refurbishing existing properties built by others. The Company and its affiliates have sold apartment communities after holding them for investment periods that typically have been seven to twelve years after development. The following table shows the results of the Company's developments during this period:


                                            1998        1997         1996         1995        1994
                                          --------   ---------    ---------    ---------    --------

Units completed .......................      2,025       2,128        2,258          685         575
Units acquired(1) .....................         --       6,296          890           --          --
Units sold ............................         --        (416)        (180)        (568)         --

Total units owned by Company affiliates
 at February 28, 1999 .................     27,963      25,938       17,930       14,962      14,845
Total apartment rental income (in
 thousands) ...........................   $275,755   $ 186,126    $ 158,618    $ 133,817    $115,309


(1) As part of the Merger, the Company acquired 26 communities containing 6,296 units. Of the communities acquired in the Merger, 14 communities containing 3,916 units were built by Columbus and 12 communities containing 2,380 units were acquired by Columbus.

CURRENT DEVELOPMENT ACTIVITY

The Company currently has under construction or in initial lease-up 12 new communities and additions to five existing communities that will contain an aggregate of 4,758 units upon completion. The Company's communities under development or in initial lease-up are summarized in the following table:


                                                                      ACTUAL OR      ACTUAL OR
                                                                      ESTIMATED      ESTIMATED
                                                      QUARTER OF       QUARTER       QUARTER OF
                                             # OF    CONSTRUCTION    FIRST UNITS     STABILIZED
METROPOLITAN AREA                            UNITS   COMMENCEMENT     AVAILABLE      OCCUPANCY
                                             -----  -------------  --------------  ---------------

ATLANTA, GA
Parkside by Post(TM) .....................    188        1Q'99          4Q'99          2Q'00
Riverside by Post(TM)- Phase II ..........    328        1Q'98          1Q'99          2Q'00
Post Ridge(R)- Phase II ..................    202        2Q'98          3Q'98          2Q'99
Post Briarcliff(TM)- Phase I .............    388        2Q'97          2Q'98          2Q'99
Post Briarcliff(TM)- Phase II ............    300        2Q'98          2Q'99          2Q'00
                                            -----
                                            1,406
                                            -----
CHARLOTTE, NC
Uptown Place by Post(TM) .................    227        3Q'98          4Q'99          3Q'00
                                            -----

DALLAS, TX
Lofts By Post ............................    127        4Q'98          3Q'99          2Q'00
The Wilson Building by Post(TM) ..........    135        2Q'98          2Q'99          3Q'99
Addison Circle by Post(TM)
   - Phase II ............................    610        1Q'98          1Q'99          3Q'00
The Heights of State Thomas
   by Post(TM)- Phase II .................    204        4Q'97          4Q'98          3Q'99
                                            -----
                                            1,076
                                            -----
HOUSTON, TX
Midtown Square by Post ...................    479        1Q'98          3Q'99          4Q'00
                                            -----

TAMPA, FL
Post Rocky Point(R)- Phase III ...........    290        2Q'97          2Q'98          2Q'99
Harbour Island City Apartment
   Homes by Post(TM) .....................    206        3Q'97          3Q'98          2Q'99
Post Hyde Park(TM)- Phase III ............    119        2Q'98          1Q'99          3Q'99
                                            -----
                                              615
                                            -----
DENVER, CO
Uptown Square by Post(TM) ................    454        1Q'98          3Q'99          4Q'00
                                            -----

NASHVILLE, TN
Bennie Dillon by Post(TM) ................     86        2Q'98          2Q'99          3Q'99
                                            -----

PHOENIX, AZ
Roosevelt Square by Post .................    415        4Q'98          4Q'99          1Q'01
                                            -----
TOTAL ....................................  4,758
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

ITEM 2.       PROPERTIES

At February 28, 1999, the Communities consisted of 84 stabilized Post(R) multifamily apartment communities located in the following metropolitan areas:


              METROPOLITAN AREA                           COMMUNITIES      # OF UNITS     % OF TOTAL
              -----------------                           -----------      ----------     ----------
              Atlanta, GA............................              40         15,079            53.9%
              Dallas, TX.............................              24          6,225            22.3%
              Houston, TX............................               1            309             1.1%
              Tampa, FL..............................               8          2,570             9.2%
              Jackson, MS............................               3            983             3.5%
              Orlando, FL............................               2          1,248             4.5%
              Fairfax, VA............................               2            700             2.5%
              Nashville, TN..........................               3            447             1.6%
              Charlotte, NC..........................               1            402             1.4%
                                                            ---------      ---------       ---------
                                                                   84         27,963           100.0%
                                                            =========      =========       =========


The Company or its predecessors developed all but 14 of the Post(R) Communities and currently manages all of the Communities. Forty-seven of the Communities have in excess of 300 apartment units, with the largest Community having a total of 907 apartment units. Seventy-six of the eighty-four Communities, comprising approximately 90% of the Communities' apartment units, were completed after January 1, 1986. The average age of the Communities is approximately eight years. The average economic occupancy rate was 96.5% and 95.2%, respectively, and the average monthly rental rate per apartment unit was $816 and $790, respectively, for communities stabilized for each of the entire years ended December 31, 1998 and 1997. See "Selected Financial Information".

                             COMMUNITY INFORMATION

                                                                                                      DECEMBER 1998       1998
                                                                                AVERAGE     NUMBER       AVERAGE        AVERAGE
                                                                   YEAR        UNIT SIZE      OF      RENTAL RATES      ECONOMIC
COMMUNITIES                                    LOCATION(1)      COMPLETED    (SQUARE FEET)   UNITS      PER UNIT      OCCUPANCY(2)
-----------                                    -----------      ---------    -------------   -----      --------      ------------
GEORGIA
Post Ashford(R) ..........................       Atlanta           1987             872       222         $ 788          96.7%
Post Bridge(R) ...........................       Atlanta           1986             847       354           687          96.8%
Post Brookhaven(R) .......................       Atlanta        1990-92 (3)         991       735           952          96.4%
Post Canyon(R) ...........................       Atlanta           1986             899       494           712          97.5%
Post Chase(R) ............................       Atlanta           1987             938       410           703          95.2%
Post Chastain(R) .........................       Atlanta           1990             965       558         1,008          96.1%
Post Collier Hills(R) ....................       Atlanta           1997             967       396         1,009          97.2%
Post Corners(R) ..........................       Atlanta           1986             860       460           704          96.2%
Post Court(R) ............................       Atlanta           1988             838       446           674          96.6%
Post Creek(TM) ...........................       Atlanta           1983 (5)       1,180       810           895          96.2%
Post Crest(R) ............................       Atlanta           1996           1,073       410           991          97.4%
Post Crossing(R) .........................       Atlanta           1995           1,067       354         1,059          97.0%
Post Dunwoody(R) .........................       Atlanta        1989-96 (3)         941       530           947          96.1%
Post Gardens(R) ..........................       Atlanta           1998           1,066       397         1,198           N/A  (4)
Post Glen(R) .............................       Atlanta           1997           1,113       314         1,179          97.5%
Post Lane(R) .............................       Atlanta           1988             840       166           734          97.6%
Post Lenox Park(TM) ......................       Atlanta           1995           1,030       206         1,108          97.1%
Post Lindbergh ...........................       Atlanta           1998             960       395         1,072           N/A  (4)
Post Mill(R) .............................       Atlanta           1985             952       398           731          97.7%
Post Oak(TM) .............................       Atlanta           1993           1,003       182         1,026          97.3%
Post Oglethorpe(R) .......................       Atlanta           1994           1,205       250         1,262          96.8%
Post Park(R) .............................       Atlanta        1988-90 (3)         904       770           785          96.6%
Post Parkwood(R) .........................       Atlanta           1995           1,071       125           948          96.5%
Post Peachtree Hills(R) ..................       Atlanta        1992-94 (3)         982       300         1,045          96.2%
Post Pointe(R) ...........................       Atlanta           1988             835       360           683          95.6%
Post Renaissance(R)(6) ...................       Atlanta        1992-94 (3)         890       342           961          95.6%
Post Ridge(R) ............................       Atlanta           1998           1,045       232         1,052           N/A  (4)
Post River(R) ............................       Atlanta        1991-98 (3)       1,015       213         1,226           N/A  (4)
Post Summit(R) ...........................       Atlanta           1990             957       148           883          96.0%
Post Terrace(R) ..........................       Atlanta           1996           1,144       296         1,094          95.3%
Post Valley(R) ...........................       Atlanta           1988             854       496           671          97.1%
Post Village(R) ..........................       Atlanta                                                    736          95.1%
 The Arbors ..............................                         1983           1,063       301
 The Fountains ...........................                         1987             850       352
 The Gardens .............................                         1986             891       494
 The Hills ...............................                         1984             953       241
 The Meadows .............................                         1988             817       350
Post Vinings(R) ..........................       Atlanta        1989-91 (3)         964       403           809          97.1%
Post Walk(R) .............................       Atlanta        1984-87 (3)         932       476           827          94.6%
Post Woods(R) ............................       Atlanta        1977-83 (3)       1,057       494           888          95.5%
Riverside by Post(TM) ....................       Atlanta           1998             989       199         1,385           N/A  (4)
                                                                                  -----  --------        ------          ----
 Subtotal/Average-- Georgia ..............                                          971    15,079           887          96.3%
                                                                                  -----  --------        ------          ----
TEXAS
Addison Circle Apartment Homes
  by Post(TM)- Phase I ...................       Dallas            1998             896       460           894           N/A  (4)
The American Beauty Mill by Post(TM) .....       Dallas            1998             980        80           979           N/A  (4)
Cole's Corner(TM) ........................       Dallas            1998             796       186           949           N/A  (4)
Columbus Square by Post(TM) ..............       Dallas            1996             861       218         1,108          96.5%
Villas of Parkway Village(TM) ............       Dallas            1986           1,308       136         1,087          94.8%
Post Parkwood(R) .........................       Dallas         1962-70 (3)       1,042        96           946          97.5%
Post Ascension(TM) .......................       Dallas         1985-95 (3)         929       165           798          97.0%
Post Hackberry Creek(TM) .................       Dallas         1988-96 (3)         865       432           793          95.7%
Post Lakeside(TM) ........................       Dallas            1986             791       327           801          96.1%
Post Reflections(TM) .....................       Dallas            1986             797       198           655          93.3%
Post Townlake(TM)/Parks ..................       Dallas         1986-87 (3)         869       398           729          98.2%
Post White Rock(TM) ......................       Dallas            1988             659       207           701          96.3%
Post Winsted(TM) .........................       Dallas            1996             728       314           739          96.6%
The Shores by Post(TM) ...................       Dallas         1988-97 (3)         874       907           884          96.5%
The Abbey of State-Thomas by Post(TM) ....       Dallas            1996           1,276        34         1,919          97.1%
The Commons at Turtle Creek by Post(TM) ..       Dallas            1985             645       158           755          97.8%
The Heights of State-Thomas by Post(TM) ..       Dallas            1998             813       198           992           N/A  (4)


                                                                                                     DECEMBER 1998         1998
                                                                             AVERAGE     NUMBER         AVERAGE           AVERAGE
                                                             YEAR           UNIT SIZE      OF         RENTAL RATES       ECONOMIC
COMMUNITIES                             LOCATION(1)        COMPLETED         (SQUARE      UNITS         PER UNIT       OCCUPANCY(2)
-----------                             -----------        ---------         --------     -----         --------       ------------
                                                                              FEET)
                                                                              -----
TEXAS CONTINUED
The Meridian of State-Thomas by
   Post(TM)........................       Dallas              1991             798         132           1,058           97.4%
The Residences on McKinney by
   Post(TM)........................       Dallas              1986             749         196           1,015           96.6%
The Rice by Post(TM)................      Houston             1998             977         309           1,347            N/A  (4)
The Vineyard by Post(TM)............      Dallas              1996             728         116             886           96.2%
The Vintage by Post(TM).............      Dallas              1993             781         161             892           97.7%
The Worthington of State-Thomas           Dallas              1993             818         332           1,132           97.3%
   by Post(TM)......................
Uptown Village by Post(TM)..........      Dallas              1995             767         300             873           97.9%
Post Windhaven(TM)(7)..............       Dallas              1991             825         474             531          100.0%
                                                                             -----       -----           -----          -----
 Subtotal/Average-- Texas........                                              863       6,534             880           96.9%
                                                                             -----       -----           -----          -----
FLORIDA
Post Bay(R)........................       Tampa               1988             782         312             703           95.3%
Post Court(R)......................       Tampa               1991           1,018         228             800           95.4%
Post Fountains at Lee Vista(R).....       Orlando             1988             835         508             668           95.9%
Post Hyde Park(R)..................       Tampa               1996           1,009         270           1,001           99.3%
Post Lake(R).......................       Orlando             1988             850         740             666           96.9%
Post Rocky Point(R)................       Tampa              1996-98  (3)    1,018         626           1,462            N/A  (4)
Post Village(R)....................       Tampa                                                            744           95.5%
 The Arbors......................                             1991             967         304
 The Lakes.......................                             1989             895         360
 The Oaks........................                             1991             968         336
Post Walk(R) at
 Old Hyde Park Village...........         Tampa               1997             984         134           1,215           97.6%
                                                                             -----      ------          ------          -----
 Subtotal/Average-- Florida......                                              933       3,818             871           94.6%
                                                                             -----      ------          ------          -----
MISSISSIPPI
Post Mark(TM).......................      Jackson              1984            988         256             615           96.6%
Post Pointe(R).....................       Jackson              1997            812         241             617           94.4%
Post Trace(R)......................       Jackson           1989-95  (3)       734         486             580           96.1%
                                                                             -----      ------           -----          -----
 Subtotal/Average-- Mississippi                                                845         983             598           95.8%
                                                                             -----      ------           -----          -----
VIRGINIA
Post Corners(R)at Trinity Centre..        Fairfax              1996          1,030         336             980           98.6%
Post Forest(R).....................       Fairfax              1990            889         364             936           98.7%
                                                                             -----      ------           -----          -----
 Subtotal/Average-- Virginia.....                                              960         700             957           98.7%
                                                                             -----      ------           -----          -----
NORTH CAROLINA
Post Park at Phillips Place(R)....        Charlotte            1998            912         402           1,110            N/A  (4)
                                                                             -----      ------           -----          -----
TENNESSEE
Post Hillsboro Village(R).........        Nashville            1998            910         201           1,057            N/A  (4)
Post Green Hills(R)...............        Nashville            1996          1,056         166           1,103           95.6%
The Lee Apartments ..............         Nashville            1924  (8)       808          80             663           97.3%
                                                                             -----      ------          ------          -----
 Subtotal/Average-- Tennessee                                                  925         447           1,004           95.9%
                                                                             -----      ------          ------          -----

   TOTAL.........................                                              915      27,963          $  880           96.5%
                                                                             =====      ======          ======          =====


(1)      Refers to greater metropolitan areas of cities indicated.
(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3) These dates represent the respective completion dates for multiple phases of a community.
(4) During 1998, this community or a phase in this community was in lease-up and, therefore, is not included.
(5) This community was completed by the Company in 1983, sold during 1986, managed by the Company through 1993 and reacquired by the Company in 1996.
(6) The Company has a leasehold interest in the land underlying Post Renaissance pursuant to a ground lease that expires on January 1, 2040.
(7)      Post Windhaven(TM) is subject to a master lease with Electronic Data
         Systems.
(8)      This community was acquired by the Company in 1996.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X.           EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions are as follows:


             NAME                                              POSITIONS AND OFFICES HELD
             ----                                              --------------------------

John A. Williams..........................   Chairman of the Board, Chief Executive Officer and Director
John T. Glover............................   President, Chief Operating Officer, Treasurer and Director
W. Daniel Faulk, Jr.......................   President--Post Apartment Development
Jeffrey A. Harris.........................   President--Post Apartment Management
Arthur E. Lomenick........................   Senior Executive Vice President--Post Apartment Development
R. Byron Carlock, Jr......................   Executive Vice President and Chief Investment Officer--Post
                                             Corporate Services
Sherry W. Cohen...........................   Executive Vice President and Secretary--Post Corporate Services
James F. Duffy............................   Executive Vice President--Post Apartment Development
R. Gregory Fox............................   Executive Vice President and Chief Accounting Officer--Post
                                             Corporate Services
Martha J. Logan...........................   Executive Vice President--Post Apartment Management
John B. Mears.............................   Executive Vice President--Post Apartment Development
Thomas L. Wilkes..........................   Executive Vice President--Post Apartment Management
Terry L. Chapman..........................   Senior Vice President--Post Apartment Management
Douglas S. Gray...........................   Senior Vice President--Post Corporate Services
John D. Hooks.............................   Senior Vice President--Post Apartment Management
Janie S. Maddox...........................   Vice President--Post Corporate Services
William F. Leseman........................   Executive Vice President--RAM Partners, Inc.
William C. Lincicome......................   Executive Vice President--Post Landscape Group, Inc.


The following is a biographical summary of the experience of the executive officers of the Company:

John A. Williams. Mr. Williams is the Chairman of the Board and Chief Executive Officer of the Company and is a Director. Mr. Williams founded the business of the Company in 1971 and since that time has acted as Chairman and Chief Executive Officer. Mr. Williams is currently serving on the board of directors of Crawford & Co. and the Atlanta Regional Commission and is Chairman of Metro Atlanta Chamber of Commerce. Mr. Williams is 56 years old.

John T. Glover. Mr. Glover is the President, Chief Operating Officer, and Treasurer of the Company and is a Director. Mr. Glover joined the Company in 1984 and since that time has acted as its President. Mr. Glover is a Director of SunTrust Banks of Georgia Inc., SunTrust Bank, Atlanta, N.A. and Haverty's Furniture Companies, Inc. In addition, he is a member of the board of directors of NAREIT, the National Realty Committee and the National Multi-Housing Council. Mr. Glover is 52 years old.

W. Daniel Faulk, Jr. Mr. Faulk has been with the Company for twelve years. Since April 1993, he has been President of Post Apartment Development, which is responsible for the development and construction of all Post(R) apartment communities. Prior thereto, Mr. Faulk was President of Post Atlanta since February 1987. Mr. Faulk is currently on the board of directors of Mountain National Bank. Mr. Faulk is 56 years old.

Jeffrey A. Harris. Mr. Harris has been with the Company for fourteen years. Since December 1998, he has been President of Post Apartment Management. From October 1995 to December 1998, he was President of Post Management Services. Prior thereto, Mr. Harris was President of Post Management Division from March 1995, Executive Vice President of Post Management Division from April 1993 and Senior Vice President from 1989. Mr. Harris was President of and is on the Board of Directors of the Atlanta Apartment Association. Mr. Harris is 41 years old.

Arthur E. Lomenick. Mr. Lomenick joined the Company in October 1997 and, since December 1998, has been Senior Executive Vice President of Post Apartment Development. From October 1997 to December 1998, he was an Executive Vice President of Post West. He is responsible for new development in the Western United States. Mr. Lomenick was a Senior Vice President of Columbus Realty Trust ("Columbus") from October 1994 through October 1997 and was Vice President from October 1993 to October 1994. Previously, Mr. Lomenick served as Vice President, Investments, for Memphis Real Estate since January 1993. Mr. Lomenick is 43 years old.

R. Byron Carlock, Jr. Mr. Carlock joined the Company in June 1998 as Executive Vice President and Chief Investment Officer. Mr. Carlock was Chairman of The Carlock Companies, Inc. from March 1998 through June 1998 and was President and Chief Operating Officer of W.B. Johnson Properties, LLC from March 1997 through February 1998. From June 1987 through March 1997 Mr. Carlock served the Trammell Crow organization in various capacities including Managing Director of Crow Investment Trust, Director of Trammell Crow Capital Markets, Associate of Trammell Crow Ventures and Development Associate of Trammell Crow Company. Mr. Carlock is a council member of the Urban Land Institute and a board member of CHARIS Community Housing. Mr. Carlock is 36 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for fourteen years. Since October 1997, she has been an Executive Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen had also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 44 years old.

James F. Duffy. Mr. Duffy joined the Company in October 1997 and, since December 1998, has been Executive Vice President of Post Apartment Development. He is responsible for the construction of all Post apartment communities located in the Western United States. From October 1997 to December 1998 he was an Executive Vice President of Post West. He was a Senior Vice President of Columbus from May 1996 through October 1997. Prior to his affiliation with Columbus, Mr. Duffy was President of the JFD Group, a business consulting firm specializing in the commercial construction industry from 1993 to 1996. Prior thereto, he was President of the W. B. Moore Company from 1991 to 1993. Mr. Duffy is 54 years old.

R. Gregory Fox. Mr. Fox has been with the Company since February 1996 and, since December 1998, has served as Executive Vice President of Post Corporate Services and the Company's Chief Accounting Officer responsible for financial reporting and planning, accounting, management information systems and human resources. From February 1996 to December 1998, Mr. Fox was a Senior Vice President. Prior to joining the Company, he was a senior manager in the audit division of Price Waterhouse LLP where he was employed for ten years. Mr. Fox is a Certified Public Accountant. Mr. Fox is 39 years old.

Martha J. Logan. Ms. Logan has been with the Company for seven years. Since December 1998, she has been Executive Vice President of Post Apartment Management. From October 1997 to December 1998, Ms. Logan was Executive Vice President of Post Management Services. From October 1995 to October 1997, she has been President of Post Management Services. Prior thereto, Ms. Logan was President of RAM since July 1994, Executive Vice President of RAM from January 1994 and Vice President of RAM since 1991. Ms. Logan is 44 years old.

John B. Mears. Mr. Mears has been with the Company since November 1993 and, since December 1998, has been Executive Vice President of Post Apartment Development. From October 1997 to December 1998, he was an Executive Vice President of Post East Development. He is responsible for new development in the Eastern United States. Prior thereto, he was a Senior Vice President of Post Apartment Development since July 1994. Prior to joining the Company, Mr. Mears was an associate in the Real Estate Investment Banking Group at Merrill Lynch and Company since July 1992. Mr. Mears is 35 years old.

Thomas L. Wilkes. Mr. Wilkes joined the Company in October 1997 and, since December 1998, has been an Executive Vice President and Director of Operations for Post Apartment Management. From October 1997 to December 1998 he was an Executive Vice President and Director of Operations of Post West. Mr. Wilkes was a Senior Vice President of Columbus from October 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a multifamily property management firm and a member of the Columbus Group, since its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 39 years old.

Terry L. Chapman. Mr. Chapman has been with the Company for twenty-five years and, since December 1998, has been a Senior Vice President of Post Apartment Management. From October 1997 to December 1998, he was a Senior Vice President of Post Management Services. Prior thereto, he was an Executive Vice President of Post Management Services for more than five years. He is responsible for maintenance, quality assurance, security, and preventive maintenance for all Post(R) communities. Mr. Chapman is 52 years old.

Douglas S. Gray. Mr. Gray joined the Company in December 1997 and, since January 1999, has been a Senior Vice President of Post Corporate Services responsible for strategic financial planning and asset management. He was a Vice President of Post Corporate Services from December 1997 to December 1998. Prior to joining Post, Mr. Gray was Vice President of Dutch Institutional Holding Co. from July 1994 to November 1997. Prior thereto, he was Director of Property Services for The Landmarks Group from June 1988 to June 1994. Mr. Gray is 39 years old.

John D. Hooks. Mr. Hooks has been with the Company for twenty years and since December 1998 has been a Senior Vice President of Post Apartment Management. From October 1997 to December 1998 Mr. Hooks was a Senior Vice President of Post Management Services. He is responsible for landscape design, installation and maintenance on all Post(R) communities. Prior thereto, he was an Executive Vice President of Post Landscape since July 1993. He was the Senior Vice President of Landscape from January 1987 to July 1993. Mr. Hooks is 44 years old.

Janie S. Maddox. Ms. Maddox has been with the Company for twenty-two years. Since November 1995, she has been a Vice President of Post Corporate Services responsible for public relations. Prior thereto, she was a Senior Vice President of Post Management Services primarily responsible for human resources since 1990. Ms. Maddox is 51 years old.

William F. Leseman. Mr. Leseman has been with the Company for nine years. Since October 1997, he has been Executive Vice President of RAM responsible for its operations. Prior thereto, he was an Executive Vice President of RAM. Since October 1995, Mr. Leseman was Senior Vice President of Post Management Services from 1994 to 1995 and an Area Vice President of Post Management Services from 1989 to 1994. Mr. Leseman is 39 years old.

William C. Lincicome. Mr. Lincicome has been with the Company for eight years. Since October 1997, he has been Executive Vice President of Post Landscape Group responsible for its operations. Prior thereto, he was Executive Vice President of Post Landscape Services since September 1996. He was an independent architectural consultant from April 1996 to September 1996 and was Vice President and Director of Land Planning of Post Landscape Services from 1989 to 1996. Mr. Lincicome is 46 years old.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PPS." The following table sets forth the quarterly high and low closing sales prices per share reported on the NYSE, as well as the quarterly dividends declared per share:


                                                              DIVIDENDS
QUARTER ENDED                        HIGH         LOW         DECLARED
-------------                     ----------   ---------    -------------

1997
First Quarter ................    $  43.37     $  37.62     $  0.595
Second Quarter ...............       42.00        37.25        0.595
Third Quarter ................       41.50        37.00        0.595
Fourth Quarter ...............       40.62        36.12        0.595

1998
First Quarter ................    $  41.25     $  38.12     $  0.650
Second Quarter ...............       41.25        38.50        0.650
Third Quarter ................       40.25        36.37        0.650
Fourth Quarter ...............       40.75        36.87        0.650

On March 10, 1999, the Company had 1,849 common shareholders of record.

The Company pays regular quarterly dividends to holders of shares of Common Stock. Future distributions by the Company will be at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code") and such other factors as the board of directors deems relevant.

During 1998, the Company did not sell any unregistered securities. For a discussion of the Company's credit agreements and their restrictions on dividend payments, see Liquidity and Capital Resources at Management's Discussion and Analysis of Financial Condition and Results of Operations.

There is no established public trading market for the Units. As of March 10, 1999, the Operating Partnership had 121 holders of record of Units of the Operating Partnership.

ITEM 6. SELECTED FINANCIAL DATA

                             POST PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND APARTMENT UNIT DATA)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------------------
                                                                         1998        1997         1996         1995         1994
                                                                      --------     --------     --------     --------     --------

  OPERATING DATA:
  Revenue:
    Rental ......................................................     $275,755     $185,732     $158,618     $133,817     $115,309
    Property management - third party (1) .......................        3,164        2,421        2,828        2,764        2,508
    Landscape services - third party (1) ........................        7,252        5,148        4,882        4,647        3,799
    Other .......................................................       12,695        6,815        5,247        3,477        3,123
                                                                      --------     --------     --------     --------     --------
        Total revenue ...........................................      298,866      200,116      171,575      144,705      124,739
                                                                      --------     --------     --------     --------     --------
    Property operating and maintenance
      expense (exclusive of depreciation
      and amortization) .........................................       99,773       67,515       58,202       49,912       43,376
    Depreciation (real estate assets) ...........................       45,214       27,991       22,676       20,127       19,967
    Depreciation (non-real estate assets) .......................        1,409        1,057          927          692          241
    Property management expenses - third party (1) ..............        2,499        1,959        2,055        2,166        2,229
    Landscape services expenses - third party (1) ...............        6,259        4,284        3,917        3,950        3,098
    Interest expense ............................................       31,297       24,658       22,131       22,698       19,231
    Amortization of deferred loan costs .........................        1,209          980        1,352        1,967        1,999
    General and administrative ..................................        8,404        7,364        7,716        6,071        6,269
    Minority interest in consolidated property partnership ......          397           --           --          451          680
                                                                      --------     --------     --------     --------     --------
         Total expense ..........................................      196,461      135,808      118,976      108,034       97,090
                                                                      --------     --------     --------     --------     --------
  Income before minority interest of unitholders,
    net gain on sale of assets, loss on unused
    treasury locks, loss on relocation of corporate
    office and extraordinary item ...............................      102,405       64,308       52,599       36,671       27,649
  Net gain on sale of assets ....................................           --        3,270          854        1,746        1,494
  Loss on unused treasury locks .................................       (1,944)          --           --           --           --
  Loss on relocation of corporate office ........................           --       (1,500)          --           --           --
  Minority interest of unitholders in
    Operating Partnership .......................................      (11,511)     (11,131)      (9,984)      (8,429)      (6,951)
                                                                      --------     --------     --------     --------     --------
  Income before extraordinary item ..............................       88,950       54,947       43,469       29,988       22,192
  Extraordinary item, net of minority
    interest (2) ................................................           --          (75)          --         (870)      (3,293)
                                                                      --------     --------     --------     --------     --------
  Net income ....................................................       88,950       54,872       43,469       29,118       18,899
  Dividends to preferred shareholders ...........................      (11,473)      (4,907)      (1,063)          --           --
                                                                      --------     --------     --------     --------     --------
  NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS .........................................     $ 77,477     $ 49,965     $ 42,406     $ 29,118     $ 18,899
                                                                      ========     ========     ========     ========     ========

  PER COMMON SHARE DATA:
  Income before extraordinary item
    (net of preferred dividend) - basic .........................     $   2.21     $    2.11    $    1.95    $   1.63     $   1.32
  Net income available to common
    shareholders - basic ........................................         2.21          2.11         1.95        1.58         1.12
  Income before extraordinary item
    (net of preferred dividend) - diluted .......................         2.18          2.09         1.94        1.63         1.32
  Net income available to common
    shareholders - diluted ......................................         2.18          2.09         1.94        1.58         1.12
  Dividends declared ............................................         2.60          2.38         2.16        1.96         1.80



                                                                                DECEMBER 31,
                                                      ---------------------------------------------------------------------
                                                          1998         1997          1996            1995          1994
                                                      ----------    ---------     ----------      ----------     ----------

BALANCE SHEET DATA:
Real estate, before accumulated
  depreciation............................            $2,255,074    $1,936,011    $ 1,109,342     $ 937,924      $ 828,585
Real estate, net of accumulated
  depreciation............................             2,007,926     1,734,916        931,670       781,100        686,009
Total assets..............................             2,066,713     1,780,563        958,675       812,984        710,973
Total debt................................               800,008       821,209        434,319       349,719        362,045
Shareholders' equity......................             1,051,686       756,920        398,993       343,624        240,196

                                                                                DECEMBER 31,
                                                      ---------------------------------------------------------------------
                                                          1998         1997          1996            1995          1994
                                                      ----------    ---------     ----------      ----------     ----------
OTHER DATA:
Cash flow provided from (used in):
  Operating activities ...................            $  141,440    $  109,544    $   78,966      $   57,362     $  43,807
  Investing activities ...................            $ (321,038)   $ (208,377)   $ (166,762)     $ (114,531)    $ (99,364)
  Financing activities ...................            $  189,873    $  109,469    $   79,021      $   60,885     $  46,508
Funds from operations (3) ................            $  136,146    $   87,392    $   74,212      $   56,798     $  47,616
Weighted average common shares
  outstanding - basic ....................            35,028,596    23,664,044    21,787,648      18,382,299    16,847,999

Weighted average common shares and
  units outstanding - basic...............            40,244,351    28,880,928    26,917,723      23,541,639    22,125,890
Weighted average common shares
  outstanding - diluted...................            35,473,587    23,887,906    21,879,248      18,387,894    16,848,165
Weighted average common shares and
  units outstanding - diluted.............            40,689,342    29,104,790    27,009,323      23,547,234    22,126,056
Total stabilized communities
  (at end of period)......................                    83            78            49              42            42
Total stabilized apartment units
  (at end of period)......................                27,568        25,938        17,930          14,962        14,845
Average economic occupancy
  (fully stabilized communities) (4)......                  96.5%         94.8%         95.3%           96.0%         96.4%


(1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties (including services provided to third-party owners of properties previously developed and sold by the Company that operate under the Post(R) name).
(2) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item has been reduced by the portion related to the minority interest of the unitholders calculated on the basis of weighted average Units outstanding for the year.
(3) The Company uses the National Association of Real Estate Investment Trust ("NAREIT") definition of FFO, which was adopted for periods beginning after January 1, 1996. FFO for any period means the consolidated net income available to common shareholders of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions.
(4) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 94.9% and 93.9% for the years ended December 31, 1998 and 1997, respectively). Concessions were $2,953 and $903 and employee discounts were $465 and $267 for the years ended December 31, 1998 and 1997, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

                           POST APARTMENT HOMES, L.P.
        (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


                                                                          YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------
                                                          1998             1997           1996      1995         1994
                                                          -------         -----         -------    -------      ------

OPERATING DATA:
Revenue:
  Rental ......................................           $275,755       $185,732      $158,618    $133,817   $115,309
  Property management-third party (1) .........              3,164          2,421         2,828       2,764      2,508
  Landscape services-third party (1) ..........              7,252          5,148         4,882       4,647      3,799
  Other .......................................             12,695          6,815         5,247       3,477      3,123
                                                          --------       --------      --------    --------   --------
       Total revenue ..........................            298,866        200,116       171,575     144,705    124,739
                                                          --------       --------      --------    --------   --------
Property operating and maintenance
  expense (exclusive of depreciation
  and amortization) ...........................             99,773         67,515        58,202      49,912     43,376
Depreciation (real estate assets) .............             45,214         27,991        22,676      20,127     19,967
Depreciation (non-real estate assets)                        1,409          1,057           927         692        241
Property management expenses-third party (1) ..              2,499          1,959         2,055       2,166      2,229
Landscape services expenses-third party (1) ...              6,259          4,284         3,917       3,950      3,098
Interest expense ..............................             31,297         24,658        22,131      22,698     19,231
Amortization of deferred loan costs                          1,209            980         1,352       1,967      1,999
General and administrative ....................              8,404          7,364         7,716       6,071      6,269
Minority interest in consolidated
  property partnership ........................                397             --            --         451        680
                                                          --------       --------      --------    --------   --------
       Total expenses .........................            196,461        135,808       118,976     108,034     97,090
                                                          --------       --------      --------    --------   --------

Income before net gain on sale of assets, loss on
  unused treasury locks, loss on relocation of
  corporate office, and extraordinary item ....            102,405         64,308        52,599      36,671     27,649
Net gain on sale of assets ....................                 --          3,270           854       1,746      1,494
Loss on unused treasury locks .................             (1,944)            --            --          --         --
Loss on relocation of corporate office ........                 --         (1,500)           --          --         --
                                                          --------       --------      --------    --------   --------
Income before extraordinary item ..............            100,461         66,078        53,453      38,417     29,143
Extraordinary item (2) ........................                 --            (93)           --      (1,120)    (4,413)
                                                          --------       --------      --------    --------   --------
Net income ....................................            100,461         65,985        53,453      37,297     24,730
Distributions to preferred unitholders                     (11,473)        (4,907)       (1,063)         --         --
                                                          --------       --------      --------    --------   --------
NET INCOME AVAILABLE TO
  COMMON UNITHOLDERS ..........................           $ 88,988       $ 61,078      $ 52,390    $ 37,297   $ 24,730
                                                          ========       ========      ========    ========   ========
PER COMMON UNIT DATA:
Income before extraordinary item
  (net of preferred distribution) - basic......           $   2.21       $   2.11      $   1.95    $   1.63   $   1.32
Net income available to common
  unitholders - basic..........................               2.21           2.11          1.95        1.58       1.12
Income before extraordinary item
  (net of preferred distribution) -
  diluted......................................               2.18           2.09          1.94        1.63       1.32
Net income available to common
   unitholders - diluted.......................               2.18           2.09          1.94        1.58       1.12
Distributions declared (3).....................               2.60           2.38          2.16        1.96       1.80


                                                         DECEMBER 31,
                         ----------------------------------------------------------------------
                            1998            1997            1996          1995          1994
                         ----------      ----------      ----------      --------      --------
BALANCE SHEET DATA:
Real estate, before
accumulated              $2,255,074      $1,936,011      $1,109,342      $937,924      $828,585
depreciation.........
Real estate, net of
accumulated               2,007,926       1,734,916         931,670       781,100       686,009
depreciation.........
Total assets.........     2,066,713       1,780,563         958,675       812,984       710,973
Total debt...........       800,008         821,809         434,319       349,719       362,045
Partners' equity.....     1,177,051         869,304         482,434       425,489       313,367


                                                                            DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                1998            1997            1996             1995             1994
                                            ------------    ------------    ------------     ------------     ------------
OTHER DATA:
Cash flow provided from (used in):
    Operating activities.................   $   141,440    $   109,554    $    78,966     $    57,362     $    43,807
    Investing activities.................   $  (321,038)   $  (208,377)   $  (166,762)    $  (114,531)    $   (99,364)
    Financing activities ................   $   189,873    $   109,469    $    79,021     $    60,885     $    46,508
Funds from operations (3) ...............   $   136,146    $    87,392    $    74,212     $    56,798     $    47,616
Weighted average common Units
    outstanding - basic..................    40,244,351     28,880,928     26,917,723      23,541,639      22,125,890
Weighted average common Units
    outstanding - diluted ...............    40,689,342     29,104,790     27,009,323      23,547,234      22,126,056
Total stabilized communities
    (at end of period)...................            83             78             49              42              42
Total stabilized apartment units
    (at end of period)...................        27,568         25,938         17,930          14,962          14,845
Average economic occupancy
    (fully stabilized communities) (4)...          96.5%          94.8%          95.3%           96.0%           96.4%


  (1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties (including services provided to third-party owners of properties previously developed and sold by the Company that operate under the Post(R) name).
  (2) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item has been reduced by the portion related to the minority interest of the unitholders calculated on the basis of weighted average Units outstanding for the year.
  (3) The Company uses the National Association of Real Estate Investment Trust ("NAREIT") definition of FFO, which was adopted for periods beginning after January 1, 1996. FFO for any period means the consolidated net income available to common unitholders of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions.
  (4) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 94.9% and 93.9% for the years ended December 31, 1998 and 1997, respectively). Concessions were $2,953 and $903 and employee discounts were $465 and $267 for the years ended December 31, 1998 and 1997, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one-year after completion of construction.

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

As of December 31, 1998, there were 43,267,458 Units outstanding, of which 38,051,734 or 87.9%, were owned by the Company and 5,215,724, or 12.1% were owned by other limited partners (including certain officers and directors of the Company). As of December 31, 1998, there were 5,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

The Operating Partnership recorded net income available to common unitholders of $88,988, $61,078, and $52,390 for the years ended December 31, 1998, 1997 and
1996, respectively. The Company recorded net income available to common shareholders of $77,477, $49,965, and $42,406 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's increase in net income available to common shareholders of $27,512, from 1997 to 1998, and $7,559, from 1996 to 1997 were primarily related to the Merger, increased rental rates for fully stabilized communities and an increase in units placed in service.

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

At December 31, 1998, the Company's portfolio of apartment communities consisted of the following: (i) 64 communities that were completed and stabilized for all of the current and prior year, (ii) seven communities that achieved full stabilization during the prior year, (iii) 12 communities which reached stabilization during 1998, and (iv) 17 communities currently in the development or lease-up stage, including additions to five existing communities.

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

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                        YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                                ----------------------------------     ------------------------------
                                                                              %                                 %
                                                  1998          1997       CHANGE        1997       1996      CHANGE
                                                --------      --------     -------     --------   ---------   ------
Rental and other revenue:
  Fully stabilized
   communities (1)........................      $210,293      $202,690        3.8%     $202,690    $186,621      8.6%
  Adjustment for acquired communities (2).            --       (35,577)       n/m       (35,577)    (37,953)    (6.3)%
  Communities stabilized during 1997......        25,053         8,571      192.3%        8,571          69      n/m
  Development and lease-up communities (3)        39,466        10,634      271.1%       10,634       5,969      78.2%
  Sold communities (4)....................            --         1,494        n/m         1,494       5,309     (71.9)%
  Other revenue (5).......................        13,166         4,646      183.4%        4,646       3,524      31.8%
                                                --------      --------                 --------    --------
                                                 287,978       192,458       49.6%      192,458     163,539      17.7%
                                                --------      --------                 --------    --------

Property operating and maintenance expense
  (exclusive of depreciation and
  amortization):
  Fully stabilized communities (1)........        66,403        64,869        2.4%       64,869      61,325      5.8%
  Adjustment for acquired
   communities (2)........................            --       (12,362)       n/m       (12,362)    (13,156)    (6.0)%
  Communities stabilized during 1997......         7,712         2,819      173.6%        2,819         280    906.8%
  Development and lease-up communities (3)        16,503         4,363      278.2%        4,363       2,176    100.5%
  Sold communities (4)....................            --           657        n/m           657       2,033    (67.7)%
  Other expenses (6)......................         9,155         7,169       27.7%        7,169       5,544     29.3%
                                                --------      --------                 --------    --------
                                                  99,773        67,515       47.8%       67,515      58,202     16.0%
                                                --------      --------                 --------    --------
Revenue in excess of specified expense....      $188,205      $124,943       50.6%     $124,943    $105,337     18.6%
                                                ========      ========                 ========    ========

Recurring capital expenditures: (7)
 Carpet...................................      $  2,550      $  1,617       57.7%     $  1,617    $  1,087     48.8%
 Other....................................         4,929         2,058      139.5%        2,058       1,874      9.8%
                                                --------      --------                 --------    --------
     Total................................      $  7,479      $  3,675      103.5%     $  3,675    $  2,961     24.1%
                                                ========      ========                 ========    ========
Average apartment units in service........        27,416        19,413       41.2%       19,413      17,089     13.6%
                                                ========      ========                 ========    ========

(1) Communities which reached stabilization prior to January 1, 1997. Includes fully stabilized communities acquired as a result of the Merger.
(2) The adjustment for acquired communities represents the operating results of the fully stabilized communities owned by Columbus prior to the Merger.
(3) Communities in the "construction", "development" or "lease-up" stage during 1998 and, therefore, not considered fully stabilized for all of the periods presented.
(4) Includes one community, containing 180 units, which was sold on July 19, 1996 and one community, containing 416 units, which was sold on May 22, 1997. The revenues and expenses for these communities had previously been included in the fully stabilized group.
(5) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.
(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non- recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
n/m - not meaningful

For the year ended December 31, 1998, rental and other revenue increased $95,520 or 49.6% compared to 1997, primarily as a result of communities acquired in the Merger and an increase in units placed in service, partially offset by a decrease in rental and other revenue due to the sale of one community during the second quarter of 1997.

For the year ended December 31, 1997, rental and other revenue increased $28,919 or 17.7% compared to 1996, primarily as a result of communities acquired in the Merger and an increase in units placed in service, partially offset by a decrease in rental and other revenue due to the sale of one community during the third quarter of 1996.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased from 1997 to 1998 and from 1996 to 1997 primarily due to the increase in the units placed in service through the development and acquisition of communities, including the Merger.

For the years ended December 31, 1998 and 1997, recurring capital expenditures increased $3,804 or 103.5% and $714 or 24.1%, respectively, compared to the prior years, primarily due to additional units placed in service, due largely to the Merger, and the timing of scheduled capital improvements.

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year. To enhance comparability, Management has presented 1997 and 1996 rental and other revenue and property operating and maintenance expense on a pro forma and historical basis. The adjustment for acquired communities represents the rental and other revenue and property operating and maintenance expenses, for the periods prior to the date of the Merger, of the 4,882 fully stabilized apartment units acquired through the Merger.

The operating performance of the 64 communities containing an aggregate of 21,819 units which were stabilized as of January 1, 1997 (including 4,882 units acquired in the Merger for 1998), are summarized as follows:

                                                       YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                                   ------------------------------      ---------------------------------
                                                                              %                                     %
                                                     1998        1997      CHANGE        1997         1996        CHANGE
                                                   --------    --------    ------      --------     --------      ------
Rental and other and other revenue (1)........     $210,293    $202,690      3.8%      $202,690     $186,621        8.6%
Adjustment for acquired communities (2).......           --     (35,577)     n/m        (35,577)     (37,953)      (6.3%)
                                                   --------    --------                --------     --------
Historical - rental and other revenue (3).....      210,293     167,113     25.8%       167,113      148,668       12.4%
                                                   --------    --------                --------     --------
Property operating and maintenance
  Expense (exclusive of depreciation
  And amortization) (1).......................       66,403      64,869      2.4%        64,869       61,325        5.8%
Adjustment for acquired communities (2).......           --     (12,362)     n/m        (12,362)     (13,156)      (6.0%)
                                                   --------    --------                --------     --------
Historical-property operating and maintenance
  Expense (exclusive of depreciation and
  amortization) (3)(4)........................       66,403      52,507     26.5%        52,507       48,169        9.0%
                                                   --------    --------                --------     --------
Revenue in excess of specified expense (3)....     $143,890    $114,606     25.6%      $114,606     $100,499       14.0%
                                                   ========    ========                ========     ========

Average economic occupancy (3)(5).............         96.5%       94.9%                   94.9%        92.3%
                                                   ========    ========                ========     ========
Average monthly rental rate per apartment
  Unit (3)(6).................................     $    816    $    801      1.9%      $    801     $    772        3.8%
                                                   ========    ========                ========     ========
Apartment units in service....................       21,819      16,937                  16,937       16,937
                                                   ========    ========                ========     ========

(1) Communities which reached stabilization prior to January 1, 1997. Includes fully stabilized communities acquired in October 1997 through the Merger. As a result, 1997 and 1996 rental and other revenue and property operating and maintenance expense is presented on a pro forma basis.
(2) The adjustment for acquired communities represents the operating results of the mature communities owned by Columbus prior to the Merger.
(3) Represents the Company's historical results of operations for fully stabilized communities.
(4) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the years ended December 31, 1998 and 1997, recurring expenditures were $6,614 and $3,428 or $303 and $202 on a per unit basis, respectively.
(5) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 94.9% and 93.9% for the years ended December 31, 1998 and 1997, respectively.) Concessions were $2,953 and $1,263 and employee discounts were $465 and $361 for the years ended December 31, 1998 and 1997, respectively.

(6) Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

Rental and other revenue increased from 1997 to 1998 due to the increase in units in service as a result of the Merger and increased rental rates and occupancy for fully stabilized communities owned prior to the Merger. The increase in property and maintenance expense (exclusive of depreciation and amortization) from 1997 to 1998 was primarily due to an increase in units in service as a result of the Merger.

Rental and other revenue increased from 1996 to 1997 due to higher rental rates and occupancy. The increase in property and maintenance expense (exclusive of depreciation and amortization) from 1996 to 1997 was primarily due to an increase in personnel costs which was substantially offset by a decrease in ad valorem real estate taxes.

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

The Company calculates "lease-up deficit" on a quarterly basis, and accumulates the quarterly deficits to the annual deficit. Only those communities which were dilutive during each quarter are included and, accordingly, different communities may be included in each quarter within each year. For each of the years ended December 31, 1996 through 1998, the "lease-up deficit" charged to and included in results of operations are summarized as follows:

                                                                     YEAR ENDED DECEMBER  31,
                                                              -----------------------------------
                                                                1998          1997          1996
                                                              -------       -------       -------
Rental and other revenue................................      $ 5,679       $ 1,467       $   974
Property operating and maintenance expense (exclusive of
  Depreciation and amortization)........................        5,082         1,442         1,056
                                                              -------       -------       -------

Revenue in excess of specified expense..................          597            25           (82)
Interest expense........................................        2,660         1,364           673
                                                              -------       -------       -------
Lease-up deficit........................................      $(2,063)      $(1,339)      $  (755)
                                                              =======       =======       =======

THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM. The operating performance of RAM for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                              YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                        ----------------------------------      ------------------------------
                                                                       %                                  %
                                          1998           1997       CHANGE       1997        1996       CHANGE
                                        -------         ------      ------      ------      ------      ------
Property management and
 other revenue........................  $ 3,164         $2,444      29.5%       $2,444      $2,562       (4.6)%
Property management expense...........    1,759          1,313      34.0%        1,313       1,244        5.5%
General and administrative expense....      740            574      28.9%          574         502       14.3%
Depreciation expense..................       34             44      (22.7)%         44          66      (33.3)%
                                        -------         ------                  ------      ------
Revenue in excess of specified                                                                          (31.6)%
 expense..............................  $   631         $  513      23.0%       $  513      $  750
                                        =======         ======                  ======      ======

Average apartment units in service....   11,046          9,061      21.9%        9,061       8,852        2.4%
                                        =======         ======                  ======      ======

The change in property management revenues and expenses from 1997 to 1998 and from 1996 to 1997 is primarily attributable to the change in the average number and average gross revenue of units managed.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc., formerly Post Landscape Services, Inc. ("Post Landscape Group").

The operating performance of Post Landscape Group for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:


                                             YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                       -------------------------------     -------------------------------
                                                                  %                                   %
                                        1998         1997       CHANGE      1997        1996        CHANGE
                                       ------       ------      ------     ------      ------       ------
Landscape services and
  other revenue......................   $7,252      $5,148      40.9%      $5,148      $4,882        5.4%
Landscape services expense...........    5,394       3,675      46.8%       3,675       3,459        6.2%
General and administrative expense...      865         609      42.0%         609         458       33.0%
Depreciation expense.................      173         107      61.7%         107          76       40.8%
                                        ------      ------                 ------      ------
Revenue in excess of specified
  expense............................   $  820      $  757       8.3%      $  757      $  889      (14.8)%
                                        ======      ======                 ======      ======

The change in landscape services revenue, landscape services expense and general and administrative expense from 1997 to 1998 and 1996 to 1997 is primarily due to an increase in landscape contracts.

OTHER INCOME AND EXPENSES

Depreciation expense increased from 1997 to 1998 and from 1996 to 1997 primarily due to the communities acquired in the Merger and the completion of new communities.

Interest expense increased from 1997 to 1998 and from 1996 to 1997 primarily due to additional debt incurred in connection with the Merger and the development of new communities.

Amortization of deferred loan costs increased from 1997 to 1998 due largely to two public debt issuances completed by the Company in 1998. See "Liquidity and Capital Resources" below. From 1996 to 1997, amortization of deferred loan costs decreased primarily due to interest rate protection agreements becoming fully amortized. General and administrative expenses increased from 1997 to 1998 primarily as a result of the Merger. General and administrative expenses decreased from 1996 to 1997 as a result of a reduction in executive incentive compensation.

The gain on sale of assets resulted from the sale of a community in 1997 and the sale of a community and other assets in 1996.

The loss on unused treasury locks in 1998 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

The loss on relocation of corporate office in 1997 resulted from a decision to relocate the corporate office prior to the end of the lease term on the Company's corporate office space.

The extraordinary item in 1997, net of the minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $78,966 in 1996 to $109,554 in 1997 and to $141,440 in 1998, principally due to increased property operating income. Net cash used in investing activities increased from $166,762 in 1996 to $208,377 in 1997 and to $321,038 in 1998,
primarily due to increases in spending on construction and acquisition of real estate assets. Net cash provided by financing activities increased from $79,021 in 1996 to $109,469 in 1997 and to $189,873 in 1998. The increase from 1996 to
1997 is primarily a result of an increase in net borrowings, while the increase from 1997 to 1998 is primarily the result of the proceeds from the public issuances of preferred stock and common stock during 1998.

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1993. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. As a REIT, the Company generally will not be subject to Federal income tax on net income.

At December 31, 1998, the Company had total indebtedness of $800,008 and cash and cash equivalents of $21,154. The Company's indebtedness includes approximately $46,128 in conventional mortgages payable and $235,880 in tax-exempt bond indebtedness secured by communities, senior unsecured notes of $456,000, and other unsecured debt and borrowings under unsecured lines of credit totaling approximately $62,000. A schedule of indebtedness is included later in this Item 7.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings, possible sale of properties and the issuance of debt securities or additional equity securities of the Company or Units of the Operating Partnership in connection with acquisitions of land or improved properties. The Company believes that its net cash provided by operations will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

Lines Of Credit
On June 30, 1998, the Company entered into a $25,000 Loan Sales Line of Credit with a bank. The interest rate and maturity date related to each draw on this facility will be agreed to between the Company and the bank prior to each such draw. This facility expires on June 29, 1999. There was no outstanding balance on this facility at December 31, 1998.

In February 1999, the Company's syndicated line of credit (the "Revolver") was amended, increasing its capacity to $275,000. The Revolver matures on April 30, 2001 and borrowings currently bear interest at LIBOR plus .675% or prime minus
 .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $137,500 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and matures on March 31, 1999. Management believes the Cash Management Line will be renewed at maturity with similar terms. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance. In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

Other Unsecured Debt
On March 1, 1998, the Company entered into a Disposition and Development Agreement with the City of Phoenix, Arizona. Pursuant to this agreement, the City of Phoenix loaned the Company $2,000. This loan is interest-free for the first three years, with a 5.00% interest rate thereafter. Repayment of the loan commences on March 1, 2001 with equal semi-annual payments due on March 1 and September 1 of each year through March 1, 2021.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for its outstanding tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for the bond issues, aggregating $235,880, which were reissued. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans. Effective October 1, 1998, the Company obtained fee reductions related to these loans totaling .08% per annum. Of this savings, .06% was a reduction in the credit enhancement fee. This fee reduction will result in approximately $181 of annual savings for the remaining term of these loans. On June 1, 1998, the Operating Partnership refunded its last single property tax-exempt bond issuance on Post Court(R) in Atlanta.

Senior Unsecured Debt Offering
On June 7, 1995, the Company issued $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company. The notes were in two tranches: the first, totaling $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2000; and the second, totaling $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the notes were used to reduce other secured indebtedness and to pay down the Revolver. The note agreements pursuant to which the notes were purchased contain customary representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

On September 30, 1996, the Company completed a public offering of $125,000 senior unsecured debt comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316%, or 71 basis points over the rate on U.S. Treasury securities with a comparable maturity. The second tranche, $25,000 or 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544%, or 83 basis points over the rate on U.S. Treasury securities with a comparable maturity. Proceeds from the Notes were used to pay down the Revolver.

Medium Term Notes and MandatOry Par Put Remarketed Securities
On January 29, 1997, the Operating Partnership established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from the date of issue (the "MTNs"). On October 20, 1997, the Company increased the amount available under this program to $344 million. As of December 31, 1998, the Operating Partnership had $281,000 aggregate principle amount of notes outstanding under the MTN Program. Proceeds from the MTNs were used to (i) prepay certain outstanding notes and (ii) pay down existing indebtedness outstanding under the Company's Revolver.

On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)") under the MTN Program. The net proceeds of $99,087 from the sale of the MOPPRS(SM) were used to repay outstanding indebtedness. In connection with the MOPPRS(SM) transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date") reducing the effective borrowing rate through the Remarketing Date to 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate was increased to approximately 6.85%, the coupon rate on the MOPPRS(SM).

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

Perpetual Preferred Stock Offerings
On February 9, 1998, the Company sold two million non-convertible 7 5/8% Series C Cumulative Redeemable Shares (the "Series C Perpetual Preferred Shares") with a liquidation preference of $25 per share. Net proceeds of $48,284 from the sale of Series C Perpetual Shares were contributed to the Operating Partnership in exchange for two million Perpetual Preferred Units and used by the Operating Partnership to repay outstanding indebtedness.

Common Stock Offerings
On December 8, 1998, the Company issued 730,000 shares of common stock at a price of $37 per share. The net proceeds of approximately $27,000 were contributed to the Operating Partnership and used to pay down outstanding balances on the Company's lines of credit.

On November 4, 1998, the Company issued 1.15 million shares of common stock at a price of $38.6875 per share. The net proceeds of approximately $42,200 were contributed to the Operating Partnership and used to pay down outstanding balances on the Company's lines of credit.

On May 28, 1998, the Company issued 373,250 shares of its common stock at a price of $40.1875 per share. The shares were deposited into a registered unit investment trust, the Paine Webber Equity Trust Reit Series 1. Net proceeds of $13,662 were contributed to the Operating Partnership and were used to fund development and other operating cash flow needs.

On April 29, 1998, the Company issued approximately 1.1 million shares of its common stock at a price of $40.5625 per share. The shares were deposited into a registered unit investment trust, the Equity Investor Fund Cohen & Steers Realty Majors Portfolio. Net proceeds of $44,059 were contributed to the Operating Partnership and used to repay outstanding indebtedness.

On March 4, 1998, the Company issued 3.5 million shares of common stock at a price of $39 per share. Net proceeds of $129,179 were used by the Operating Partnership to repay outstanding indebtedness.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company, for 95% of the market price on the date of purchase.

Schedule of Indebtedness
The following table reflects the Company's indebtedness at December 31, 1998:

                                                                                              MATURITY        PRINCIPAL
               DESCRIPTION                        LOCATION             INTEREST RATE          DATE (1)         BALANCE
               -----------                        --------             -------------          --------         -------
CONVENTIONAL FIXED RATE (SECURED)

Post Hillsboro Village & The Lee
Apartments................................      Nashville, TN              9.20%              10/01/01       $  2,960

Parkwood Townhomes(TM)....................        Dallas, TX               7.375%             04/01/14            865
                                                                                                             --------
                                                                                                                3,825
                                                                                                             --------

CONVENTIONAL FLOATING RATE (SECURED)

Addison Circle Apartment Homes
   by Post(TM)- Phase I...................       Dallas, TX            LIBOR + .75%           06/01/99         22,192

The Rice..................................      Houston, TX           LIBOR + 1.90%           08/26/99         20,111
                                                                                                             --------
                                                                                                               42,303
                                                                                                             --------

TAX EXEMPT FLOATING RATE (SECURED)

Post Ashford(R)Series 1995................      Atlanta, GA       "AAA" NON-AMT + .515%       06/01/25          9,895
                                                                        (2)(3)
Post Valley(R)Series 1995.................      Atlanta, GA       "AAA" NON-AMT + .515%       06/01/25         18,600
                                                                        (2)(3)
Post Brook(R)Series 1995..................      Atlanta, GA       "AAA" NON-AMT + .515%       06/01/25          4,300
                                                                        (2)(3)
Post Village(R)(Atlanta) Hills Series 1995      Atlanta, GA       "AAA" NON-AMT + .515%       06/01/25          7,000
                                                                        (2)(3)
Post Mill(R)Series 1995...................      Atlanta, GA       "AAA" NON-AMT + .515%       06/01/25         12,880
                                                                        (2)(3)
Post Canyon(R)Series 1996.................      Atlanta, GA       "AAA" NON-AMT + .515%       06/01/25         16,845
                                                                        (2)(3)
Post Corners(R)Series 1996................      Atlanta, GA       "AAA" NON-AMT + .515%       06/01/25         14,760
                                                                        (2)(3)
Post Bridge(R)............................      Atlanta, GA       "AAA" NON-AMT + .515%       06/01/25         12,450
                                                                        (2)(3)
Post Village(R)(Atlanta) Gardens..........      Atlanta, GA       "AAA" NON-AMT + .515%       06/01/25         14,500
                                                                        (2)(3)
Post Chase(R).............................      Atlanta, GA       "AAA" NON-AMT + .515%       06/01/25         15,000
                                                                        (2)(3)
Post Walk(R)..............................      Atlanta, GA        "AAA" NON-AMT + .515%      06/01/25         15,000
                                                                        (2)(3)
Post Lake(R)..............................      Orlando, FL        "AAA" NON-AMT + .515%      06/01/25         28,500
                                                                        (2)(3)
Post Fountains at Lee Vista(R)............      Orlando, FL        "AAA" NON-AMT + .515%      06/01/25         21,500
                                                                        (2)(3)
Post Village(R) (Atlanta) Fountains
   and Meadows............................      Atlanta, GA        "AAA" NON-AMT + .515%      06/01/25         26,000
                                                                          (2)(3)
Post Court(R).............................      Atlanta, GA        "AAA" NON-AMT + .515%      06/01/25         18,650
                                                                          (2)(3)                             --------
                                                                                                              235,880
                                                                                                             --------


SENIOR NOTES (UNSECURED)

Medium Term Notes.........................        N/A                    6.22%                12/31/99         16,000
Medium Term Notes.........................        N/A                LIBOR + .25%             03/03/00         30,000
Northwestern Mutual Life..................        N/A                    8.21%                06/07/00         30,000
Medium Term Notes.........................        N/A                    7.02%                04/02/01         37,000
Northwestern Mutual Life..................        N/A                    8.37%                06/07/02         20,000
Senior Notes..............................        N/A                    7.25%                10/01/03        100,000
Medium Term Notes.........................        N/A                    7.30%                04/01/04         13,000
Medium Term Notes.........................        N/A                    6.69%                09/22/04         10,000
Medium Term Notes.........................        N/A                    6.78%                09/22/05         25,000
Senior Notes..............................        N/A                    7.50%                10/01/06         25,000
Mandatory Par Put Remarketed Securities...        N/A                  6.85% (4)              03/16/15        100,000
Remarketed Reset Notes....................        N/A              LIBOR + .40% (5)           04/07/09         50,000
                                                                                                             --------
                                                                                                              456,000
                                                                                                             --------

LINES OF CREDIT & OTHER UNSECURED DEBT

City of Phoenix...........................        N/A                  5.00% (7)              03/01/21          2,000

Revolver .................................        N/A           LIBOR + .675% or prime        04/30/01         40,000
                                                                    minus .25% (6)

Cash Management Line......................        N/A           LIBOR + .675% or prime        03/31/99         20,000
                                                                      minus .25%                             --------
                                                                                                               62,000
                                                                                                             --------

TOTAL.....................................                                                                   $800,008
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

(4) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(5) Represents rate through April 7, 1999. After this date, the spread will be reset quarterly.
(6) Represents stated rate. The Company may also make "money market" loans of up to $137,500 at rates below the stated rate. At December 31, 1998, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 6.04%.
(7) This loan is interest-free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

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

Acquisition of assets and community improvement expenditures for the years ended December 31, 1998 and 1997 are summarized as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              --------------------------------
                                                                                1998                   1997
                                                                              ---------              ---------

New community development and acquisition activity.................           $ 288,002              $ 218,111
Revenue generating additions and improvements:
   Property renovations............................................              12,896                  5,532
   Submetering of water service....................................                 718                  2,636
Nonrecurring capital expenditures:
   Vehicle access control gates....................................                 377                    115
   Other community additions and improvements......................               1,046                    490
   Corporate additions and improvements............................               4,527                     --
Recurring capital expenditures:
   Carpet replacements.............................................               2,550                  1,617
   Other community additions and improvements......................               4,929                  2,058
   Corporate additions and improvements............................               4,049                  3,220
                                                                              ---------              ---------
                                                                              $ 319,094              $ 233,779
                                                                              =========              =========

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

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to engage in normal business activities.

The Company has created a specially formed Year 2000 project team to evaluate and coordinate the Company's Year 2000 initiatives, which are intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including property management and accounting software, data processing, and telephone/PBX systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as elevators, alarm systems, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of December 31, 1998, it had completed approximately 60% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 40% of the initiatives are in process and are expected to be completed on or about June 30, 1999.

The Company has mailed letters to its significant suppliers, contractors and third party service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. The Company is following up on mailings to significant suppliers, contractors and third party service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company.

At this time, the Company estimates the aggregate cost of its Year 2000 identification, assessment, remediation and testing efforts, or costs expected to be incurred by the Company with respect to Year 2000 issues of third parties to be approximately $3.6 million. Expenditures related to the Company's Year 2000 initiatives will be funded from operating cash flows. As of December 31, 1998, the Company had incurred costs of approximately $2.0 million related to its Year 2000 identification, assessment, remediation and testing efforts, all of which relates to analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant suppliers, contractors and other third party service providers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with suppliers, contractors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's business or results of operations.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company currently plans to complete such analysis and contingency planning by August 31, 1999. Risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunications services, delays or cancellations of shipping or transportation to major building suppliers, general deterioration of economic conditions resulting from Year 2000 issues, and inability of banks, vendors and other third parties with whom the Company does business to resolve Year 2000 problems.

The Company has engaged an independent expert to provide an ongoing evaluation of its Year 2000 identification, assessment, remediation and testing efforts.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to Consolidated Financial Statements of the Company.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. FFO is defined to mean net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the years ended December 31, 1998, 1997 and 1996 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                                     YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                             1998            1997              1996
                                                                         ------------    ------------     ------------
Net income available to common shareholders.......................       $     77,477    $     49,965     $     42,406
Extraordinary item, net of minority interest......................                 --              75               --
Minority interest.................................................             11,511          11,131            9,984
 Net gain on sale of assets.......................................                 --          (3,270)            (854)
 Loss on unused treasury locks....................................              1,944              --               --
 Loss on relocation of corporate office...........................                 --           1,500               --
                                                                         ------------    ------------     ------------
 Adjusted net income..............................................             90,932          59,401           51,536
 Depreciation of real estate assets...............................             45,214          27,991           22,676
                                                                         ------------    ------------     ------------
Funds from Operations (1).........................................            136,146          87,392           74,212
 Recurring capital expenditures (2)...............................             (7,479)         (3,675)          (2,961)
 Non-recurring capital expenditures (3)...........................             (1,423)           (605)          (1,429)
 Loan amortization payments.......................................                (75)           (179)            (228)
                                                                         ------------    ------------     ------------
Cash Available for Distribution...................................       $    127,169    $     82,933     $     69,594
                                                                         ============    ============     ============
Revenue generating capital expenditures (4).......................       $     13,614    $      8,168     $        509
                                                                         ============    ============     ============
Cash Flow Provided From (Used In):
 Operating activities.............................................       $    141,440    $    109,554     $     78,966
 Investing activities.............................................       $   (321,038)   $   (208,377)    $   (166,762)
 Financing activities.............................................       $    189,873    $    109,469     $     79,021

Weighted average common shares outstanding - basic................         35,028,596      23,664,044       21,787,648
                                                                         ============    ============     ============
Weighted average common shares outstanding - diluted..............         35,473,587      23,887,906       21,879,248
                                                                         ============    ============     ============
Weighted average common shares and Units outstanding - basic......         40,244,351      28,880,928       26,917,723
                                                                         ============    ============     ============
Weighted average common shares and Units outstanding - diluted....         40,689,342      29,104,790       27,009,323
                                                                         ============    ============     ============

(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the consolidated net income available to common shareholders of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $2,550, $1,617 and $1,087 of carpet replacement and $4,929, $2,058 and $1,874 of other community additions and improvements to existing communities for the years ended December 31, 1998, 1997 and 1996, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $8,576, $3,220 and $820 are excluded from the calculation of CAD for the years ended December 31, 1998, 1997 and 1996, respectively.
(3) Non-recurring capital expenditures consisted of the additions of vehicle access control gates to communities of $377, $115 and $66 and other community additions and improvements of $1,046, $490 and $1,363 for the years ended December 31, 1998, 1997 and 1996, respectively.
(4) Revenue generating capital expenditures included major renovations of communities in the amount of $12,896, $5,532 and $509 for the years ended December 31, 1998, 1997 and 1996, respectively, and submetering of water service to communities in the amount of $718 and $2,636 for the years ended December 31, 1998 and 1997.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans with respect to the development of new apartment communities, our plans to enter new markets, expectations relating to our continuing growth and our ability to address Year 2000 issues. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in the Company's filings with the Securities and Exchange Commission.

The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in the Company's forward-looking statements:

- conditions affecting the acquisition, development and ownership of residential real estate, including local zoning and land use issues, environmental regulations, the Americans with Disabilities Act, the Fair Housing Amendments Act of 1988 and general conditions in the multi-family residential real estate market.

- adverse or unanticipated weather conditions, which may affect the Company's overall level of development.

- the Company's ability to obtain financing for the development of additional apartment communities.

- the impact of competition, including competition for tenants and locations and in other important aspects of the Company's business. The Company's primary competitors include other regional or national apartment communities. The multifamily apartment community business is highly competitive.

- general economic conditions which affected consumer confidence and purchases of new homes, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates, and other factors.

- the Company's ability to continue to qualify as a real estate investment trust under the Code.

- the Company's ability to replace, modify or upgrade computer programs and other systems in order to adequately address the Year 2000 issue, and the ability of the Company's suppliers, other business partners and other entities to address this issue.

- changes in laws and regulations, including changes in accounting standards, tax statutes or regulations, and environmental and land use regulations, and uncertainties of litigation.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The Company and Operating Partnership's primary market risk exposure is interest rate risk. At December 31, 1998, the Company and Operating Partnership together had $182.3 million of variable rate debt tied to LIBOR. In addition, they had $235.9 million in variable tax-exempt debt tied to "AAA" NON-AMT. In addition, the Company and Operating Partnership have interest rate risk associated with fixed rate debt at maturity.

Management has and will continue to manage interest rate risk as follows:
- maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;
- fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;
- use treasury locks where appropriate to fix rates on anticipated debt transactions, and
- take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                            EXPECTED MATURITY DATE
                                 ------------------------------------------------------------------------------------
                                                                                     THERE-                   FAIR
                                   1999      2000      2001      2002      2003      AFTER        TOTAL       VALUE
                                 -------   -------   -------   -------   --------   --------    --------     --------

                                                                 (IN MILLIONS)
                                 ------------------------------------------------------------------------------------
Long-term Debt:
  Fixed Rate ...............     $16,078   $30,089   $39,899   $20,141   $100,144   $175,474    $381,825     $387,703
                                 -------   -------   -------   -------   --------   --------    --------     --------
   Average interest rate....        7.20%     7.11%     7.11%     7.02%      6.89%      6.76%       7.16%
                                                                                        to
  Floating Rate (1) ........                                                            6.87%
  LIBOR-based:
   The Rice.................      20,111                                                          20,111       20,111
   Cash Management
    Line (2)................      20,000                                                          20,000       20,000
   Addison Circle...........      22,192                                                          22,192       22,192
   MTN (03/03/00)...........                30,000                                                30,000       30,000
   Remarketed Reset
    Notes (3)(4)............                                                          50,000      50,000       50,000
   Revolver (2).............                            40,000                                    40,000       40,000
                                 -------   -------     ------- -------   --------     ------    --------      -------
    Total LIBOR-based.......      62,303    30,000      40,000      --         --     50,000     182,303      182,303
   Tax-exempt (5)...........                                                         235,880     235,880      235,880
                                 -------   -------     -------- -------   -------   --------    --------     --------
    Total floating rate
     debt...................      62,303    30,000      40,000       --        --    285,880     418,183      418,183
                                 -------   -------     -------  -------  --------   --------    --------     --------
Total debt..................     $78,381   $60,089     $79,899  $20,141  $100,144   $461,354    $800,008     $805,886
                                 =======   =======     =======  =======  ========   ========    ========     ========

(1) Interest on these debt instruments is based on LIBOR ranging from LIBOR plus .25% to LIBOR plus 1.90%. At December 31, 1998, the LIBOR rate was 5.6%. See Schedule of Indebtedness in Management's Discussion and Analyses for rates on individual debt instruments.

(2) Assumes the Company's Revolver and Cash Management Line are repaid at the maturity date. Management believes these lines will be renewed at maturity with similar terms.
(3) The Company has obtained a commitment from a financial institution to provide $50,000 in 10-year fixed rate debt to replace the Remarketed Reset Notes in March 1999.
(4) The Company had entered an interest rate swap to fix the rate on the Remarketed Reset Notes to 6.02%. At December 31, 1998, the swap had a fair value of ($3,022). The swap was settled in February 1999 for a loss of $1,495.
(5) At December 31, 1999, the "AAA" NON-AMT rate was 4.0%. Interest on these debt instruments is equal to the "AAA" NON-AMT rate plus .575%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the headings "Election of Directors" entitled "Nominees for Election -- Term Expiring 1999," "Incumbent Directors -- Term Expiring 2000," and "Incumbent Directors -- Term Expiring 2001" of the Proxy Statement for Annual Meeting of Shareholders to be held May 7, 1999 (the "Proxy Statement") are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading titled "Executive Compensation" entitled "Summary Compensation Table," Fiscal Year-End Option Value Table," "Profit Sharing Plan," "Noncompetition and Employment Contract," and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.

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

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
 POST PROPERTIES, INC.
 Consolidated Financial Statements:
   Report of Independent Accountants......................................................................      35

   Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................      36
   Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.............      37
   Consolidated Statements of Shareholders' Equity and Accumulated Earnings for the
     Years Ended December 31, 1998, 1997 and 1996.........................................................      38
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.............      39
   Notes to the Consolidated Financial Statements.........................................................      40


 POST APARTMENT HOMES, L.P.
 Consolidated Financial Statements:
   Report of Independent Accountants......................................................................      56
   Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................      57
   Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.............      58

   Consolidated Statements of Partners' Equity for the Years Ended December 31, 1998, 1997 and 1996.......      59
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.............      60
   Notes to the Consolidated Financial Statements.........................................................      61

 Schedule III:
   Consolidated Real Estate and Accumulated Depreciation..................................................      76

All other schedules are omitted because they are either not applicable or not required.


 POST PROPERTIES, INC. -- 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
 Financial Statements:
   Report of Independent Accountants......................................................................      79

   Statement of Net Assets Available for Plan Benefits as of December 31, 1998 and 1997...................      80
   Statement of Changes in Net Assets Available for Plan Benefits for the years ended
     December 31, 1998 and 1997...........................................................................      81
   Notes to Financial Statements..........................................................................      82

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Post Properties, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 34 present fairly, in all material respects, the financial position of Post Properties, Inc. at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Post Properties, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 26, 1999

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1998              1997
                                                                                 -----------       ------------
ASSETS
 Real estate assets
   Land ...................................................................      $   250,986       $   234,011
   Building and improvements ..............................................        1,384,515         1,255,118
   Furniture, fixtures and equipment ......................................          105,065            89,251
   Construction in progress ...............................................          480,703           342,071
   Land held for future development .......................................           33,805            15,560
                                                                                 -----------       -----------
                                                                                   2,255,074         1,936,011
   Less: accumulated depreciation .........................................         (247,148)         (201,095)
                                                                                 -----------       -----------
     Real estate assets ...................................................        2,007,926         1,734,916
 Cash and cash equivalents ................................................           21,154            10,879
 Restricted cash ..........................................................            1,348             1,542
 Deferred charges, net ....................................................           18,686            12,629
 Other assets .............................................................           17,599            20,597
                                                                                 -----------       -----------
        Total assets ......................................................      $ 2,066,713       $ 1,780,563
                                                                                 ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Notes payable ............................................................      $   800,008       $   821,209
 Accrued interest payable .................................................            7,609             7,505
 Dividend and distribution payable ........................................           25,115            21,327
 Accounts payable and accrued expenses ....................................           48,214            53,101
 Security deposits and prepaid rents ......................................            8,716             8,117
                                                                                 -----------       -----------
        Total liabilities .................................................          889,662           911,259
                                                                                 -----------       -----------
 Minority interest of unitholders in Operating Partnership ................          125,365           112,384
                                                                                 -----------       -----------
 Commitments and contingencies
 Shareholders' equity
  Preferred stock, $.01 par value, 20,000,000 authorized:
    8 1/2% Series A Cumulative Redeemable Shares, liquidation
    preference $50 per share, 1,000,000 shares issued and outstanding .....              10                10
    7 5/8% Series B Cumulative Redeemable Shares, liquidation
    preference $25 per share, 2,000,000 shares issued and
    outstanding ...........................................................              20                20
    7 5/8% Series C Cumulative Redeemable Shares, liquidation
    preference $25 per share, 2,000,000 shares issued and
    outstanding ...........................................................              20                --
   Common stock, $.01 par value, 100,000,000 authorized, 38,051,734 and
    30,626,592 shares issued and outstanding at December 31, 1998
    and December 31, 1997, respectively ..................................             380               306
   Additional paid-in capital .............................................        1,051,256           756,584
   Accumulated earnings ...................................................               --                --
                                                                                 -----------       -----------
        Total shareholders' equity ........................................        1,051,686           756,920
                                                                                 -----------       -----------
        Total liabilities and shareholders' equity ........................      $ 2,066,713       $ 1,780,563
                                                                                 ===========       ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------------
                                                                             1998              1997                 1996
                                                                         ------------       ------------       ------------
REVENUES
  Rental ..........................................................      $    275,755       $    185,732       $    158,618
  Property management - third party ...............................             3,164              2,421              2,828
  Landscape services - third party ................................             7,252              5,148              4,882
  Interest ........................................................               472                 89                326
  Other ...........................................................            12,223              6,726              4,921
                                                                         ------------       ------------       ------------
         Total revenue ............................................           298,866            200,116            171,575
                                                                         ------------       ------------       ------------
EXPENSES
  Property operating and maintenance (exclusive of items
    shown separately below) .......................................            99,773             67,515             58,202
  Depreciation (real estate assets) ...............................            45,214             27,991             22,676
  Depreciation (non-real estate assets) ...........................             1,409              1,057                927
  Property management - third party ...............................             2,499              1,959              2,055
  Landscape services - third party ................................             6,259              4,284              3,917
  Interest ........................................................            31,297             24,658             22,131
  Amortization of deferred loan costs .............................             1,209                980              1,352
  General and administrative ......................................             8,404              7,364              7,716
  Minority interest in consolidated property partnerships .........               397                 --                 --
                                                                         ------------       ------------       ------------
         Total expenses ...........................................           196,461            135,808            118,976
                                                                         ------------       ------------       ------------
  Income before net gain on sale of assets, loss on
   unused treasury locks, loss on relocation of
   Corporate office, minority interest of unitholders
   in Operating Partnership and extraordinary item ................           102,405             64,308             52,599
  Net gain on sale of assets ......................................                --              3,270                854
  Loss on unused treasury locks ...................................            (1,944)                --                 --
  Loss on relocation of corporate office ..........................                --             (1,500)                --
  Minority interest of unitholders in Operating Partnership .......           (11,511)           (11,131)            (9,984)
                                                                         ------------       ------------       ------------
  Income before extraordinary item ................................            88,950             54,947             43,469
  Extraordinary item, net of minority interest of unitholders
    in Operating Partnership ......................................                --                (75)                --
                                                                         ------------       ------------       ------------
  Net income ......................................................            88,950             54,872             43,469
  Dividends to preferred shareholders .............................           (11,473)            (4,907)            (1,063)
                                                                         ------------       ------------       ------------
  Net income available to common shareholders .....................      $     77,477       $     49,965       $     42,406
                                                                         ============       ============       ============
EARNINGS PER COMMON SHARE - BASIC
  Income before extraordinary item (net of preferred dividends) ...      $       2.21       $       2.11       $       1.95
  Extraordinary item ..............................................                --                 --                 --
                                                                         ------------       ------------       ------------
  Net income available to common shareholders .....................      $       2.21       $       2.11       $       1.95
                                                                         ============       ============       ============
  Weighted average common shares outstanding ......................        35,028,596         23,664,044         21,787,648
                                                                         ============       ============       ============
  Dividends declared ..............................................      $       2.60       $       2.38       $       2.16
                                                                         ============       ============       ============
EARNINGS PER COMMON SHARE - DILUTED
  Income before extraordinary item (net of preferred dividends) ...      $       2.18       $       2.09       $       1.94
  Extraordinary item ..............................................                --                 --                 --
                                                                         ------------       ------------       ------------
  Net income available to common shareholders .....................      $       2.18       $       2.09       $       1.94
                                                                         ============       ============       ============
  Weighted average common shares outstanding ......................        35,473,587         23,887,906         21,879,248
                                                                         ============       ============       ============


   The accompanying notes are an integral part of these consolidated financial statements.

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)



                                                             PREFERRED  COMMON      PAID-IN         ACCUMULATED
                                                               SHARES   SHARES      CAPITAL           EARNINGS         TOTAL
                                                             ---------  ------     -----------      -----------     -----------
SHAREHOLDERS' EQUITY AND
 ACCUMULATED EARNINGS,
 DECEMBER 31, 1995 .......................................      $--      $216      $   343,408       $     --       $   343,624
 Proceeds from Preferred Shares, net of underwriting
  discount and offering costs of $1,387 ..................       10        --           48,603             --            48,613
 Acquisition of real estate through issuance of
  Units ..................................................       --        --            5,091             --             5,091
 Proceeds from Dividend Reinvestment and
  Employee Stock Purchase Plans ..........................       --         2            9,032             --             9,034
 Conversion of Units to shares ...........................       --         1               (1)            --                --
 Adjustment for minority interest of Unitholders
  in Operating Partnership at dates of capital
  transactions ...........................................       --        --           (2,680)            --            (2,680)
 Net income ..............................................       --        --               --         43,469            43,469
 Dividends to preferred shareholders .....................       --        --               --         (1,063)           (1,063)
 Dividends declared and paid to common shareholders ......       --        --           (3,549)       (31,708)          (35,257)
 Dividends declared to common shareholders ...............       --        --           (1,140)       (10,698)          (11,838)
                                                                ---      ----      -----------       --------       -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1996 ......................................       10       219          398,764             --           398,993
  Proceeds from Preferred Shares, net of
    underwriting discount and offering
    costs of $1,709 ......................................       20        --           48,271             --            48,291
  Common shares issued in connection
    with Merger ..........................................       --        84          338,269             --           338,353
  Proceeds from Dividend Reinvestment and
    Employee Stock Purchase Plans ........................       --         2            9,128             --             9,130
  Conversion of Units to shares ..........................       --         1               (1)            --                --
  Adjustment for minority interest of
    unitholders in Operating Partnership
    at dates of capital transactions .....................       --        --          (30,245)            --           (30,245)
  Net income .............................................       --        --               --         54,872            54,872
  Dividends to preferred shareholders ....................       --        --               --         (4,907)           (4,907)
  Dividends declared and paid to common
    Shareholders .........................................       --        --           (3,273)       (36,073)          (39,346)
  Dividends declared to common shareholders ..............       --        --           (4,329)       (13,892)          (18,221)
                                                                ---      ----      -----------       --------       -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1997 ......................................       30       306          756,584             --           756,920
 Proceeds from Preferred Shares, net of
  underwriting discount and offering
  costs of $1,716 ........................................       20        --           48,264             --            48,284
 Proceeds from Common Shares, net of
  underwriting discount and offering
  costs of $13,592 .......................................       --        69          255,838             --           255,907
 Proceeds from Dividend Reinvestment and
 Employee Stock Purchase Plans ...........................       --         5           18,855             --            18,860
 Adjustment for minority interest of
    unitholders in Operating Partnership
    at dates of capital transactions .....................       --        --          (15,031)            --           (15,031)
 Net income ..............................................       --        --               --         88,950            88,950
 Dividends to preferred shareholders .....................       --        --               --        (11,473)          (11,473)
 Dividends declared and paid to common
   shareholders ..........................................       --        --          (13,254)       (55,752)          (69,006)
 Dividends declared to common shareholders ...............       --        --               --        (21,725)          (21,725)
                                                                ---      ----      -----------       --------       -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1998 ......................................      $50      $380      $ 1,051,256       $     --       $ 1,051,686
                                                                ===      ====      ===========       ========       ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             1998            1997                1996
                                                                          ---------       ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.......................................................        $  88,950       $   54,872          $   43,469
 Adjustments to reconcile net income to net cash provided
   by operating activities:
 Minority interest of unitholders in Operating Partnership........           11,511           11,131               9,984
 Net gain on sale of assets.......................................               --           (3,270)               (854)
 Loss on relocation of corporate office...........................               --            1,500                  --
 Loss on unused treasury locks....................................            1,944               --                  --
 Extraordinary item, net of minority interest of unitholders in
   Operating Partnership..........................................               --               75                  --
 Depreciation.....................................................           46,623           29,048              23,603
 Write-off of deferred financing costs............................               --              (93)                 --
 Amortization of deferred loan costs..............................            1,209              980               1,352
 Other............................................................              168               --                  --
 Changes in assets, (increase) decrease in:
   Restricted cash................................................              194             (394)                 (2)
   Deferred charges...............................................           (7,115)              --               1,589
   Other assets...................................................            2,998           11,797              (3,281)
 Changes in liabilities, increase (decrease) in:
   Accrued interest payable.......................................              104            2,172                 299
   Accounts payable and accrued expenses..........................           (5,745)           1,341               2,089
   Security deposits and prepaid rents............................              599              395                 718
                                                                          ---------       ----------          ----------
 Net cash provided by operating activities........................          141,440          109,554              78,966
                                                                          ---------       ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction and acquisition of real estate assets,
   net of payables................................................         (272,295)        (190,810)           (168,885)
 Proceeds from sale of assets.....................................               --           25,402              12,285
 Acquisition of Columbus Realty Trust, net of
   cash acquired..................................................               --          (17,734)                 --
 Payment for unused treasury locks................................           (1,944)              --                  --
 Capitalized interest.............................................          (15,707)          (9,567)             (4,443)
 Recurring capital expenditures...................................           (7,479)          (3,675)             (2,961)
 Corporate capital expenditures...................................           (8,576)          (3,220)               (820)
 Non-recurring capital expenditures...............................           (1,423)            (605)             (1,429)
 Revenue generating capital expenditures..........................          (13,614)          (8,168)               (509)
                                                                          ---------       ----------          ----------
 Net cash used in investing activities............................         (321,038)        (208,377)           (166,762)
                                                                          ---------       ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of financing costs.......................................               --           (4,208)             (3,986)
 Debt proceeds....................................................          103,930          688,564             236,833
 Debt payments....................................................         (275,131)        (564,085)           (277,233)
 Proceeds from the sale of notes..................................          150,000               --                  --
 Offering proceeds, net of underwriters discount
   and offering costs.............................................          255,907               --             123,438
 Proceeds from Preferred Shares...................................           48,284           48,291              48,613
 Proceeds from Dividend Reinvestment Plan.........................           18,860            9,130               9,034
 Capital distributions to unitholders.............................          (13,277)         (12,132)            (10,785)
 Dividends paid to preferred shareholders.........................          (11,473)          (4,907)             (1,063)
 Dividends paid to common shareholders............................          (87,227)         (51,184)            (45,830)
                                                                          ---------       ----------          ----------
 Net cash provided by financing activities........................          189,873          109,469              79,021
                                                                          ---------       ----------          ----------
 Net increase (decrease) in cash and cash equivalents.............           10,275           10,646              (8,775)
 Cash and cash equivalents, beginning of period...................           10,879              233               9,008
                                                                          ---------       ----------          ----------
 Cash and cash equivalents, end of period.........................        $  21,154       $   10,879          $      233
                                                                          =========       ==========          ==========

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1.  ORGANIZATION AND FORMATION OF THE COMPANY

ORGANIZATION AND FORMATION OF THE COMPANY

Post Properties, Inc. (the "Company" or "PPI") through its majority owned subsidiary, Post Apartment Homes, L.P. (the "Operating Partnership") currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Northern Virginia, Nashville, Houston, Phoenix, Denver and Charlotte metropolitan areas. At December 31, 1998, approximately 53.3% and 22.6% (on a unit basis) of the Company's communities are located in the Atlanta and Dallas metropolitan areas, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 2 related to the acquisition of Columbus Realty Trust in 1997. Since units can be redeemed for shares of the Company on a one-for-one basis at the Operating Partnership's option, minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average of shares and units outstanding during the period.

Certain items in the consolidated financial statements were reclassified for comparative purposes.

ACCOUNTING CHANGES

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosing comprehensive income and its components. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As of December 31, 1998, the Company had no items of other comprehensive income and, as a result, no additional disclosure is included.

In the fourth quarter of 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in its interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also allows the aggregation of segments which meet certain criteria. See Note 14 for the Company's disclosure of segment information in compliance with SFAS No. 131.

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2000, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the Company's limited hedging activities, management does not believe the adoption of SFAS 133 will have a material effect on the Company's statement of financial position, nor will it significantly affect its financial statement disclosures.

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

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (including capitalized amounts of $15,707, $9,567 and $4,443 during 1998, 1997 and 1996, respectively, and interest rate protection receipts of $0, $296 and $830 during 1998, 1997 and 1996, respectively) aggregated $46,889, $39,815 and $31,563 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Premiums paid to purchase interest rate protection agreements are capitalized and amortized over the terms of those agreements using the interest method. Unamortized premiums are included in deferred charges in the consolidated balance sheet. Amounts receivable under the interest rate protection agreements are accrued as a reduction of interest expense.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

PER SHARE DATA

Basic earnings per common share with respect to the Company for the years ended December 31, 1998, 1997 and 1996 is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of shares outstanding during the period and includes the effect of the potential issuance of additional shares if stock options were exercised or converted into common stock.

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

2.  ACQUISITION OF COLUMBUS REALTY TRUST

On October 24, 1997, Columbus Realty Trust ("Columbus") a Texas real estate investment trust, was merged into a wholly owned subsidiary of the Company (the "Merger") and then transferred into the Operating Partnership. At the time of the Merger, Columbus was operating 26 completed communities containing 6,296 apartment units and had an additional 5 communities under development that would contain 1,243 apartment units upon completion located in Dallas and Houston, Texas. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into 0.615 shares of common stock of the Company, which resulted in the issuance of approximately 8.4 million shares of common stock of the Company. The total purchase price including liabilities assumed was $643,268. The Merger was accounted for as a purchase. Under the purchase method of accounting, the assets acquired and liabilities assumed of Columbus were recorded at their estimated fair market values and its results of operations have been included in the accompanying consolidated statements of operations from the date of the Merger, October 24, 1997. Unaudited, supplemental pro-forma information, assuming the Merger had occurred on January 1, 1996, is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                                   1997          1996
                                                                 --------      --------
         Total revenue ....................................      $247,295      $219,238
         Net income available to common
            shareholders before extraordinary items .......      $ 60,242      $ 54,071
         Net income available to common
           shareholders ...................................      $ 60,167      $ 54,071

         Earnings per share available to common
           shareholders - basic ...........................      $   1.99      $   1.79
         Earnings per share available to common
           shareholders - diluted .........................      $   1.96      $   1.77

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

3.  DEFERRED CHARGES

Deferred charges consist of the following:

                                                                                     DECEMBER 31,
                                                                            ----------------------------
                                                                               1998              1997
                                                                            ----------        ----------
             Deferred financing costs..............................         $   26,568        $   20,131
             Other.................................................              4,551             2,822
                                                                            ----------        ----------
                                                                                31,119            22,953

             Less: accumulated amortization........................            (12,433)          (10,324)
                                                                            ----------        ----------
                                                                            $   18,686        $   12,629
                                                                            ==========        ==========

4.  NOTES PAYABLE

The Company's indebtedness consists of the following:

                                                                                     DECEMBER 31,
                                                                            ------------------------------
                                                                               1998                1997
                                                                            -----------        -----------
             Conventional fixed rate (secured).....................         $     3,825        $    16,956
             Conventional floating rate (secured)..................              42,303             21,725
             Tax-exempt fixed rate bond indebtedness (secured).....                  --             13,298
             Tax-exempt floating rate bond indebtedness (secured)..             235,880            141,230
             Lines of credit & other (unsecured)...................              62,000            322,000
             Senior notes (unsecured)..............................             456,000            306,000
                                                                            -----------        -----------
             Total.................................................         $   800,008        $   821,209
                                                                            ===========        ===========

CONVENTIONAL FIXED AND FLOATING RATE MORTGAGES PAYABLE (SECURED)

Conventional mortgages payable were comprised of four and seven loans at December 31, 1998 and 1997, respectively, each of which is collateralized by an apartment community included in real estate assets. The mortgages payable are generally due in monthly installments of interest only and mature at various dates through 2014. The interest rates on the fixed rate mortgages payable ranged from 7.375% to 9.20% at December 31, 1998. At December 31, 1998, the interest rates on the variable rate mortgages payable were at a range from .75% to 1.90% above the London Interbank Offered Rate ("LIBOR"). At December 31, 1998, LIBOR ranged from 5.06% to 5.10% for one, three, six, and twelve month indices.

TAX-EXEMPT FLOATING RATE BOND INDEBTEDNESS (SECURED)

Tax exempt floating rate bond indebtedness is comprised of AAA Fannie Mae credit enhanced debt maturing in 2025.

Certain of the apartment communities are encumbered to secure tax-exempt housing bonds. Such bonds are generally payable in monthly or semi-annual installments of interest only and mature at various dates through 2025. Floating rate indebtedness reissued in 1995 through 1998, bears interest at the "AAA" non-AMT tax exempt rate, set weekly, which was 4.00% at December 31, 1998 (average of 3.57% for 1998). With respect to such bonds, the Company pays certain credit enhancement fees of .575% of the amount of such bonds or the amount of such letters of credit, as the case may be.

On January 1, 1997, the Post F&M Villages, Post Vista and Post Lake (Orlando) bonds were refunded in the amount of $76,000 (all of which had previously been defeased). On June 1, 1998 the Operating Partnership refunded its last single property tax-exempt bond issuance on Post Court(R) in Atlanta.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

The Federal National Mortgage Association ("FNMA") has provided replacement credit enhancement through 2025 for the bond issues, aggregating $235,880, which were reissued. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans. Effective October 1, 1998, the Company obtained fee reductions related to these loans totaling .08% per annum. Of this savings, .06% was a reduction in the credit enhancement fee. This fee reduction will result in approximately $181,000 of annual savings for the remaining term of these loans.

LINES OF CREDIT AND OTHER (UNSECURED)

On June 30, 1998, the Company entered into a $25,000 Loan Sales Line of Credit with a bank. The interest rate and maturity date related to each draw on this facility will be agreed to between the Company and the bank prior to each such draw. This facility expires on June 29, 1999.

In February 1999, the Company's syndicated line of credit (the "Revolver") was amended, increasing its capacity to $275,000. The Revolver matures on April 30, 2001 and borrowings currently bear interest at LIBOR plus .675% or prime minus
 .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short term funds up to $137,500 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and matures on March 31, 1999. Management believes the Cash Management Line will be renewed at maturity with similar terms. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance.

At December 31, 1998, the outstanding balances on the Revolver and Cash Management Line were $40,000 and $20,000, respectively. There were no outstanding balances on any of the other facilities at December 31, 1998.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

On March 1, 1998 the Company entered into a Disposition and Development Agreement with the City of Phoenix, Arizona. Pursuant to this agreement, the City of Phoenix loaned the Company $2,000. This loan is interest-free for the first three years, with a 5.00% interest rate thereafter. Repayment of the loan commences on March 1, 2001 with equal semi-annual payments due on March 1 and September 1 of each year through March 1, 2021. All repayment terms are subject to the conditions set forth in the Agreement.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

SENIOR NOTES (UNSECURED)

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

The following table sets forth MTNs issued and outstanding as of December 31, 1998:

                     ISSUE                                   INTEREST            MATURITY
                     DATE                  AMOUNT              RATE                DATE
            ---------------------     --------------   -------------------   --------------
            March 3, 1997              $    30,000       LIBOR plus .25%       03/03/2000
            March 31, 1997                  37,000            7.02%            04/02/2001
            March 31, 1997                  13,000            7.30%            04/01/2004
            September 22, 1997              10,000            6.69%            09/22/2004
            September 22, 1997              25,000            6.78%            09/22/2005
            September 26, 1997              16,000            6.22%            12/31/1999
            March 12, 1998                 100,000            6.85%            03/16/2015
            April 8, 1998                   50,000       LIBOR plus .40%       04/07/2009
                                       -----------
                                       $   281,000
                                       ===========

On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)") under the MTN Program. The net proceeds in the amount of $99,087 from the sale of the MOPPRS(SM) were used to repay outstanding indebtedness. In connection with the MOPPRS(SM) transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date") reducing the effective borrowing rate through the Remarketing Date to 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate was increased to approximately 6.85%, the coupon rate on the MOPPRS(SM).

On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes due April 7, 2009 under the MTN program. The notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Company has entered into an interest rate swap for the entire term of the notes to fix the interest rate index. Under the terms of the swap, the Company

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

pays a fixed rate of 6.02% and receives LIBOR. This swap was settled in February 1999 at a loss of $1,495. Under hedge accounting, this loss will be amortized over the remaining term of the Remarketed Reset Notes. Net proceeds in the amount of $49,825 were used to repay outstanding indebtedness.

The aggregate maturities of the Company's indebtedness are as follows:

            1999............................................    $ 78,381
            2000............................................      60,089
            2001............................................      79,899
            2002............................................      20,141
            2003............................................     100,144
            Thereafter......................................     461,354
                                                                --------
                                                                $800,008
                                                                ========

PLEDGED ASSETS

The aggregate net book value at December 31, 1998 of property pledged as collateral for indebtedness amounted to approximately $ 310,775.

UNUSED TREASURY LOCKS

The loss on unused treasury locks in 1998 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

EXTRAORDINARY ITEM

The extraordinary item for the year ended December 31, 1997 resulted from the write-off of deferred financing costs on the mortgage debt satisfied. The extraordinary item is net of $18 in minority interest of the unitholders calculated on the basis of weighted average units and common shares outstanding for the year ended December 31, 1997.

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

As of December 31, 1998, the net basis for Federal income tax purposes taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Company's consolidated financial statements by $42,734.

6.  RELATED PARTY TRANSACTIONS

The Company provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 1998, 1997 and 1996, the Company received landscaping fees of $961, $670 and $1,391 for such services. These amounts include reimbursements of direct expenses in the amount of $295, $138

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

and $729 which are not included in landscape services revenue; accordingly, these transactions resulted in the Company recording landscape services net fees in excess of direct expenses of $666, $532 and $662 in the accompanying financial statements for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company provides accounting and administrative services to entities controlled by certain executive officers of the Company. Fees under this arrangement aggregated $25, $25 and $25 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $349, $326 and $363 for the years ended December 31, 1998, 1997 and 1996, respectively.

7.  EMPLOYEE BENEFIT PLANS

The employees of the Company are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Company contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Company contribution, the maximum employee contribution included in the calculation is 3% of salary. Company contributions of $179, $158 and $251 were made in 1998, 1997 and 1996, respectively.

The Company maintains an Employee Stock Purchase Plan ("ESPP") to encourage stock ownership by eligible directors and employees. To participate in the ESPP,
(i) directors must not be employed by the Company or the Operating Partnership and must have been a member of the Board of Directors for at least one month and
(ii) an employee must have been employed full or part-time by the Company or the Operating Partnership for at least one month. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined.

8.  DIVIDEND REINVESTMENT PLAN

The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company, for 95% of the market price on the date of purchase.

9.  STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 1998, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, based upon the criteria of APB Opinion 25 no compensation cost is required to be recognized for the Stock Plan and the ESPP. The compensation costs which is required to be charged against income for the Grant Plan, was $182, $209 and $129 for 1998, 1997 and 1996, respectively. Had compensation cost for the Company's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                        1998         1997         1996
                                                                    -----------  -----------  --------
           Net income available to common
              Shareholders........................As.reported.....  $   77,477   $   49,965   $   42,406
                                                  Pro forma......   $   76,589   $   49,579   $   40,488

           Net income per common share -
              Basic...............................As.reported.....  $      2.21  $     2.11   $     1.95
                                                  Pro forma......   $      2.19  $     2.10   $     1.86

           Net income per common share -
              Diluted.............................As.reported.....  $     2.18   $     2.09   $     1.94
                                                  Pro forma......   $     2.16   $     2.08   $     1.85

For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 1998, 1997, and 1996, are as follows:


                                                               1998             1997            1996
                                                          --------------   --------------  --------------

           Dividend yield.............................         7.0%             6.5%            5.4%

           Expected volatility........................         15.3%           14.5%            14.5%

           Risk-free interest rate....................     4.7% to 5.8%     5.5% to 5.6%    5.4% to 5.7%

           Expected option life.......................     5 to 7 years     5 to 7 years    5 to 7 years


FIXED STOCK OPTION PLANS

Under the Stock Plan, the Company may grant to its employees and directors options to purchase up to 6,000,000 shares of common stock. Of this amount, 550,000 shares are available for grants of restricted stock. Options granted to any key employee or officer cannot exceed 100,000 shares a year (500,000 shares if such key employee or officer is a member of the Company's Executive Committee). The exercise price of each option may not be less than the market price on the date of grant and all options have a maximum term of ten years from the grant date.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

A summary of the status of the Company's Stock Plan as of December 31, 1998, 1997 and 1996, changes during the years then ended, and the weighted-average fair value of options granted during the years is presented below:

                                                           1998                              1997                     1996
                                                 --------------------------        ---------------------     ---------------------

                                                                  WEIGHTED-                     WEIGHTED-                WEIGHTED-
                                                                   AVERAGE                       AVERAGE                 AVERAGE
                                                                  EXERCISE                      EXERCISE                 EXERCISE
                                                   SHARES           PRICE           SHARES       PRICE       SHARES       PRICE
                                                 ----------       ----------       ---------    --------     -------     ---------
Outstanding at beginning of year ..........       2,237,551       $       31         864,105       $31       601,366       $31
Granted ...................................       1,440,784               39         243,946        39       310,067        32
Converted in connection with the
   Merger .................................              --               --       1,192,230        30            --        --
Exercised .................................         (67,326)              31         (49,406)       31       (18,993)       31
Forfeited .................................        (580,157)              39         (13,324)       38       (28,335)       31
                                                  ---------                        ---------                 -------

Outstanding at end of year ................       3,030,852               34       2,237,551        31       864,105        31
                                                  =========                        =========                 =======
Options exercisable at year-end ...........       2,065,438                        2,000,279                 797,830
                                                  =========                        =========                 =======

Weighted-average fair value of options
  granted during the year .................       $    2.54                        $    2.85                 $  3.47
                                                  =========                        =========                 =======


At December 31, 1998, the range of exercise prices for options outstanding was $27.625 - $40.63 and the weighted average remaining contractual life was 7 years.

10. COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Company is party to two ground leases relating to an operating community with terms expiring in years 2040 and 2043, one ground lease for a community under development with terms expiring in year 2038 and to office, equipment and other operating leases with terms expiring in years 1999 through 2003. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 1998 are as follows:

                         1999.........................      $1,575
                         2000.........................       1,527
                         2001.........................       1,198
                         2002.........................         282
                         2003.........................         201
                         2004 and thereafter..........       6,416

The Company incurred $4,915, $3,366 and $2,172 of rent expense for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Cash equivalents, rents and landscape service receivables, accounts payable, accrued expenses, notes payable and other liabilities are carried at amounts which reasonably approximate their fair values.

The fair values of interest rate protection agreements and an interest rate swap (used for hedging purposes) are estimated by obtaining quotes from an investment broker. At December 31, 1998, there were no carrying amounts related to these arrangements in the consolidated balance sheet. As of December 31, 1998, the expected cost to settle these contracts was approximately $1,391.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

12. EARNINGS PER SHARE

For the years ended December 31, 1998, 1997 and 1996, basic and diluted earnings per common share for income before extraordinary item, net of preferred dividends, and net income available to common shareholders before extraordinary item has been computed as follows:

                                                                                         YEAR ENDED 1998
                                                                       -----------------------------------------------
                                                                         INCOME             SHARES           PER-SHARE
                                                                       (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                       -----------       -------------       ---------
Income before extraordinary item................................       $    88,950
Less: Preferred stock dividends.................................           (11,473)
                                                                       -----------
BASIC EPS
Income available to common shareholders before
  extraordinary item ...........................................            77,477          35,028,596      $      2.21
                                                                                                            ===========
EFFECT OF DILUTIVE SECURITIES
Options.........................................................                --             444,991
                                                                       -----------         -----------
DILUTED EPS
Income available to common shareholders + assumed
  conversions before extraordinary item.........................       $    77,477          35,473,587      $      2.18
                                                                       ===========         ===========      ===========


                                                                                         YEAR ENDED 1997
                                                                       -----------------------------------------------
                                                                         INCOME             SHARES           PER-SHARE
                                                                       (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                       -----------       -------------       ---------
Income before extraordinary item...............................        $    54,947
Less: Preferred stock dividends................................             (4,907)
                                                                       -----------
BASIC EPS
Income available to common shareholders before
  extraordinary item ..........................................             50,040          23,664,044      $      2.11
                                                                                                            ===========
EFFECT OF DILUTIVE SECURITIES
Options........................................................                 --             223,862
                                                                       -----------         -----------
DILUTED EPS
Income available to common shareholders + assumed
  conversions before extraordinary item........................        $    50,040          23,887,906      $      2.09
                                                                       ===========         ===========      ===========


                                                                                         YEAR ENDED 1996
                                                                       -----------------------------------------------
                                                                         INCOME             SHARES           PER-SHARE
                                                                       (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                       -----------       -------------       ---------
Income before extraordinary item...............................        $    43,469
Less: Preferred stock dividends................................             (1,063)
                                                                       -----------
BASIC EPS
Income available to common shareholders before
  extraordinary item ..........................................             42,406          21,787,648       $     1.95
EFFECT OF DILUTIVE SECURITIES                                                                                ==========
Options........................................................                 --              91,600
                                                                       -----------         -----------
DILUTED EPS
Income available to common shareholders + assumed
  conversions before extraordinary item........................        $    42,406          21,879,248      $      1.94
                                                                       ===========         ===========      ===========

13. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1998, 1997 and 1996 are as follows:

(a) On the date of the Second Offering and Third Offering, holders of 5,401,185 and 5,139,243 Units of the Operating Partnership, respectively, were allocated capital on a pro rata basis in proportion to their Units over

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

    total Units outstanding in the Operating Partnership. During 1998, 1997 and 1996, holders of 750, 6,519 and 54,400 Units in the Operating Partnership, respectively, exercised their option to convert their Units to shares of the Company on a one-for-one basis. During 1996, the Company exercised its option to purchase land in exchange for 138,150 Units of the Operating Partnership. The net effect of the capital allocated to the unitholders of the Operating Partnership on the dates of the offerings, the subsequent conversion of Units of the Operating Partnership to shares of the Company, the adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans and the issuance of Units of the Operating Partnership in exchange for land was a reclassification increasing minority interest and decreasing shareholders' equity in the amount of $15,031, $30,245 and $2,680 for the years ended December 31, 1998, 1997 and 1996, respectively.

(b) The Operating Partnership committed to distribute $25,115, $21,327 and $14,659 for the quarters ended December 31, 1998, 1997 and 1996, respectively. As a result, the Company declared dividends of $21,725, $18,221 and $11,838 for the quarters ended December 31, 1998, 1997 and 1996, respectively. The remaining distributions from the Operating Partnership in the amount of $3,390, $3,104 and $2,821 for the quarters ended December 31, 1998, 1997 and 1996, respectively, are distributed to minority interest unitholders in the Operating Partnership.

(c) The Merger, which was completed in 1997, was a stock for stock transaction. In connection with the Merger, the cash and non-cash components were are follows:

                 Fair value of assets acquired..................  $  643,268
                    Less:
                    Value of stock issued in exchange for
                    Stock of Columbus...........................     338,353
                    Liabilities assumed.........................     285,852
                    Cash acquired...............................       1,329
                                                                  ----------
                 Cash component of purchase price, net of
                    cash acquired...............................  $   17,734
                                                                  ==========

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

14.      SEGMENT INFORMATION

SEGMENT DESCRIPTION
The Company adopted SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 requires companies to present segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Company's chief operating decision makers to manage the business.

The Company's chief operating decision makers focus on the Company's primary sources of income which are property rental operations and third party services. Third party services are designated as one segment. Property rental operations are broken down into four segments based on the various stages in the property ownership lifecycle. The Company's five segments are further described as follows:

         Property Rental Operations

         - Fully stabilized communities - those apartment communities which have been stabilized (the point at which a property reaches 95% occupancy) for both the current and prior year.

         - Communities stabilized during 1997 - communities which reached stabilized occupancy in the prior year.

         - Development and lease up communities - those communities which are in lease-up but were not stabilized by the beginning of the current year, including communities which stabilized during the current year.

         - Sold communities - communities which were sold in the current or prior year.

         Third Party Services - fee income and related expenses from the Company's apartment community management, landscaping and corporate apartment rental services.

SEGMENT PERFORMANCE MEASURE
Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

SEGMENT INFORMATION
The following table reflects each segments contribution to FFO together with a reconciliation of segment contribution to FFO, total FFO and income before extraordinary item and preferred dividends. Additionally, substantially all of the Company's assets relate to the Company's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                        1998              1997             1996
                                                                   -------------     -------------    -------------
REVENUES
Fully stabilized communities.................................      $     210,293     $     167,113    $     148,668
Communities stabilized during 1997...........................             25,053             8,571               69
Development and lease-up communities.........................             39,466            10,634            5,969
Sold communities.............................................                 --             1,494            5,309
Third party services.........................................             10,416             7,569            7,710
Other........................................................             13,638             4,735            3,850
                                                                   -------------     -------------    -------------

Consolidated revenues........................................      $     298,866     $     200,116    $     171,575
                                                                   =============     =============    =============

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities.................................      $     143,890     $     114,606    $     100,499
Communities stabilized during 1997...........................             17,341             5,752             (211)
Development and lease-up communities.........................             22,963             6,271            3,793
Sold communities.............................................                 --               837            3,276
Third party services.........................................              1,658             1,326            1,738
                                                                   -------------     -------------    -------------

Contribution to FFO..........................................            185,852           128,792          109,095
                                                                   -------------     -------------    -------------

Other operating income, net of expense.......................              4,483            (2,434)          (1,694)
Depreciation on non-real estate assets.......................             (1,409)           (1,057)            (927)
Minority interest in consolidated property
   Partnership...............................................               (397)               --               --
Interest expense.............................................            (31,297)          (24,658)         (22,131)
Amortization of deferred loan costs..........................             (1,209)             (980)          (1,352)
General and administrative...................................             (8,404)           (7,364)          (7,716)
Dividends to preferred shareholders..........................            (11,473)           (4,907)          (1,063)
                                                                   -------------     -------------    -------------

Total FFO....................................................            136,146            87,392           74,212
                                                                   -------------     -------------    -------------

Depreciation on real estate assets...........................            (45,214)          (27,991)         (22,676)
Net gain on sale of assets...................................                 --             3,270              854
Loss on unused treasury locks................................             (1,944)               --               --
Loss on relocation of office space...........................                 --            (1,500)              --
Minority interest of unitholders in
  Operating Partnership......................................            (11,511)          (11,131)          (9,984)
Dividends to preferred shareholders..........................             11,473             4,907            1,063
                                                                   -------------       -----------    -------------

Income before extraordinary item
  and preferred dividends....................................      $      88,950     $      54,947    $      43,469
                                                                   =============     =============    =============

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended 1998 and 1997 are as follows:


                                                                          YEAR ENDED DECEMBER 31, 1998*
                                                            --------------------------------------------------------
                                                               FIRST         SECOND          THIRD         FOURTH
                                                            ---------     ----------      ---------      -----------
    Revenues...........................................     $  68,962     $   73,477      $  76,969      $  79,458
    Net income before loss on unused treasury locks and
       minority interest of unitholders in Operating
       Partnership.....................................        22,310         25,437         26,825         27,833
    Loss on unused treasury locks......................        (1,944)            --             --             --
    Minority interest of unitholders in Operating
       Partnership.....................................        (2,510)        (2,902)        (3,022)        (3,077)
    Net income.........................................        17,856         22,535         23,803         24,756
    Dividends to preferred shareholders................        (2,566)        (2,969)        (2,969)        (2,969)
    Net income available to common shareholders........        15,290         19,566         20,834         21,787
    Earnings per common share:
    Net income available to common shareholders - basic
                                                                 0.48           0.56           0.58           0.59
    Net income available to common shareholders -
       diluted.........................................          0.47           0.55           0.57           0.58


                                                                          YEAR ENDED DECEMBER 31, 1997*
                                                            --------------------------------------------------------
                                                               FIRST         SECOND          THIRD         FOURTH
                                                            ---------     ----------      ---------      -----------
    Revenues...........................................      $ 44,560      $   46,107   $    47,495       $ 61,953
    Net income before net gain on sale of assets, loss
       on relocation of corporate office, minority
       interest of unitholders in Operating
       Partnership and extraordinary item..............        14,156          14,448        15,783         19,923
    Net gain (loss) on sale of assets                              --           3,512            --           (242)
    Loss on relocation of corporate office.............            --              --            --         (1,500)
    Minority interest of unitholders in Operating
       Partnership.....................................        (2,515)         (3,236)       (2,811)        (2,569)
    Extraordinary item.................................           (75)            --             --             --
    Net income.........................................        11,566          14,724        12,972         15,612
    Dividends to preferred shareholders................        (1,063)         (1,062)       (1,062)        (1,720)
    Net income available to common shareholders........        10,503          13,662        11,910         13,892
    Earnings per common share:
    Net income available to common shareholders - basic
                                                                 0.48            0.62          0.54           0.49
    Net income available to common shareholders -
       diluted.........................................          0.47            0.62          0.53           0.48

--------------------
* The total of the four quarterly amounts for minority interest of unitholders in Operating Partnership, extraordinary item, net income and earnings per share may not equal the total for the year. These differences result from the use of a weighted average to compute minority interest in the Operating Partnership and average number of shares outstanding.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Post Apartment Homes, L.P.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 34 present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Post Apartment Homes, L.P.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 26, 1999

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     DECEMBER 31,
                                                             ------------------------------
                                                                 1998             1997
                                                             ------------      ------------
  ASSETS
   Real estate assets
     Land...............................................     $    250,986      $   234,011
     Building and improvements..........................        1,384,515        1,255,118
     Furniture, fixtures and equipment..................          105,065           89,251
     Construction in progress...........................          480,703          342,071
     Land held for future development...................           33,805           15,560
                                                             ------------     ------------
                                                                2,255,074        1,936,011
     Less: accumulated depreciation.....................         (247,148)        (201,095)
                                                             ------------     ------------
       Real estate assets...............................        2,007,926        1,734,916
   Cash and cash equivalents............................           21,154           10,879
   Restricted cash......................................            1,348            1,542
   Deferred charges, net................................           18,686           12,629
   Other assets.........................................           17,599           20,597
                                                             ------------     ------------
          Total assets..................................     $  2,066,713      $ 1,780,563
                                                             ============      ===========
  LIABILITIES AND PARTNERS' EQUITY
   Notes payable........................................     $    800,008      $   821,209
   Accrued interest payable.............................            7,609            7,505
   Distribution payable.................................           25,115           21,327
   Accounts payable and accrued expenses................           48,214           53,101
   Security deposits and prepaid rents..................            8,716            8,117
                                                             ------------     ------------
          Total liabilities.............................          889,662          911,259
                                                             ------------     ------------
   Commitments and contingencies
   Partners' equity.....................................        1,177,051          869,304
                                                             ------------      -----------
          Total liabilities and partners' equity........     $  2,066,713     $  1,780,563
                                                             ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                                           YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                  1998               1997               1996
                                                                              ------------       ------------       ------------
REVENUES
  Rental ...............................................................      $    275,755       $    185,732       $    158,618
  Property management - third party ....................................             3,164              2,421              2,828
  Landscape services - third party .....................................             7,252              5,148              4,882
  Interest .............................................................               472                 89                326
  Other ................................................................            12,223              6,726              4,921
                                                                              ------------       ------------       ------------
         Total revenue .................................................           298,866            200,116            171,575
                                                                              ------------       ------------       ------------
EXPENSES
  Property operating and maintenance (exclusive of items
   shown separately below) .............................................            99,773             67,515             58,202
  Depreciation (real estate assets) ....................................            45,214             27,991             22,676
  Depreciation (non-real estate assets) ................................             1,409              1,057                927
  Property management - third party ....................................             2,499              1,959              2,055
  Landscape services - third party .....................................             6,259              4,284              3,917
  Interest .............................................................            31,297             24,658             22,131
  Amortization of deferred loan costs ..................................             1,209                980              1,352
  General and administrative ...........................................             8,404              7,364              7,716
  Minority interest in consolidated property partnerships ..............               397                 --                 --
                                                                              ------------       ------------       ------------
         Total expenses ................................................           196,461            135,808            118,976
                                                                              ------------       ------------       ------------
  Income before net gain on sale of assets, loss on
   unused treasury locks, loss on relocation of
   corporate office and extraordinary item .............................           102,405             64,308             52,599
  Net gain on sale of assets ...........................................                --              3,270                854
  Loss on unused treasury locks ........................................            (1,944)                --                 --
  Loss on relocation of corporate office ...............................                --             (1,500)                --
                                                                              ------------       ------------       ------------
  Income before extraordinary item .....................................           100,461             66,078             53,453
  Extraordinary item ...................................................                --                (93)                --
                                                                              ------------       ------------       ------------
  Net income ...........................................................           100,461             65,985             53,453
  Distributions to preferred Unitholders ...............................           (11,473)            (4,907)            (1,063)
                                                                              ------------       ------------       ------------
  Net income available to common Unitholders ...........................      $     88,988       $     61,078       $     52,390
                                                                              ============       ============       ============
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item (net of preferred distributions) ....      $       2.21       $       2.11       $       1.95
  Extraordinary item ...................................................                --                 --                 --
                                                                              ------------       ------------       ------------
  Net income available to common Unitholders ...........................      $       2.21       $       2.11       $       1.95
                                                                              ============       ============       ============
  Weighted average common Units outstanding ............................        40,244,351         28,880,928         26,917,723
                                                                              ============       ============       ============
  Distributions declared ...............................................      $       2.60       $       2.38       $       2.16
                                                                              ============       ============       ============
EARNINGS PER COMMON UNIT - DILUTED
  Income before extraordinary item (net of preferred distributions) ....      $       2.18       $       2.09       $       1.94
  Extraordinary item ...................................................                --                 --                 --
                                                                              ------------       ------------       ------------
  Net income available to common Unitholders ...........................      $       2.18       $       2.09       $       1.94
                                                                              ============       ============       ============
  Weighted average common Units outstanding ............................        40,689,342         29,104,790         27,009,323
                                                                              ============       ============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                   GENERAL         LIMITED
                                                                   PARTNER         PARTNER            TOTAL
                                                                  --------       -----------       -----------
PARTNERS' EQUITY, DECEMBER 31, 1995 ........................      $  4,648       $   420,841       $   425,489
Contributions from PPI related to Preferred Shares .........           486            48,127            48,613
Acquisition of real estate through issuance of Units .......            51             5,040             5,091
Contributions from PPI related to Dividend Reinvestment
  and Employee Stock Purchase Plans ........................            90             8,944             9,034
Distributions to preferred Unitholders .....................           (11)           (1,052)           (1,063)
Distributions to common Unitholders ........................          (435)          (43,089)          (43,524)
Distributions declared to common Unitholders ...............          (147)          (14,512)          (14,659)
Net income .................................................           534            52,919            53,453
                                                                  --------       -----------       -----------
PARTNERS' EQUITY, DECEMBER 31, 1996 ........................         5,216           477,218           482,434
Contributions from PPI related to Preferred Shares .........           483            47,808            48,291
Common units issued in connection with Merger ..............         3,384           334,969           338,353
Contributions from PPI related to Dividend Reinvestment
  and Employee Stock Purchase Plans ........................            91             9,039             9,130
Distributions to preferred Unitholders .....................           (49)           (4,858)           (4,907)
Distributions to common Unitholders ........................          (487)          (48,172)          (48,659)
Distributions declared to common Unitholders ...............          (213)          (21,110)          (21,323)
Net income .................................................           660            65,325            65,985
                                                                  --------       -----------       -----------
PARTNERS' EQUITY, DECEMBER 31, 1997 ........................         9,085           860,219           869,304
Contributions from PPI related to Preferred Shares .........            --            48,284            48,284
Contributions from PPI related to Common Shares ............         2,559           253,348           255,907
Contributions from PPI related to Dividend Reinvestment
  and Employee Stock Purchase Plans ........................           189            18,671            18,860
Distributions to preferred Unitholders .....................            --           (11,473)          (11,473)
Distributions to common Unitholders ........................          (792)          (78,385)          (79,177)
Distributions declared to common Unitholders ...............          (251)          (24,864)          (25,115)
Net income .................................................         1,005            99,456           100,461
                                                                  --------       -----------       -----------
PARTNERS' EQUITY, DECEMBER 31, 1998 ........................      $ 11,795       $ 1,165,256       $ 1,177,051
                                                                  ========       ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                           YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------------
                                                                                  1998            1997            1996
                                                                               ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income .............................................................      $ 100,461       $  65,985       $  53,453
 Adjustments to reconcile net income to net cash provided
   by operating activities:
 Net gain on sale of assets .............................................             --          (3,270)           (854)
 Loss on relocation of corporate office .................................             --           1,500              --
 Loss on unused treasury locks ..........................................          1,944              --              --
 Extraordinary item, net of minority interest of unitholders in
   Operating Partnership ................................................             --              93              --
 Depreciation ...........................................................         46,623          29,048          23,603
 Write-off of deferred financing costs ..................................             --             (93)             --
 Amortization of deferred loan costs ....................................          1,209             980           1,352
 Other ..................................................................            168              --              --
 Changes in assets, (increase) decrease in:
   Restricted cash ......................................................            194            (394)             (2)
   Deferred charges .....................................................         (7,115)             --           1,589
   Other assets .........................................................          2,998          11,797          (3,281)
 Changes in liabilities, increase (decrease) in:
   Accrued interest payable .............................................            104           2,172             299
   Accounts payable and accrued expenses ................................         (5,745)          1,341           2,089
   Security deposits and prepaid rents ..................................            599             395             718
                                                                               ---------       ---------       ---------
 Net cash provided by operating activities ..............................        141,440         109,554          78,966
                                                                               ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction and acquisition of real estate assets,
   Net of payables ......................................................       (272,295)       (190,810)       (168,885)
 Proceeds from sale of assets ...........................................             --          25,402          12,285
 Acquisition of Columbus Realty Trust, net of cash acquired .............             --         (17,734)             --
 Payment for unused treasury locks ......................................         (1,944)             --              --
 Capitalized interest ...................................................        (15,707)         (9,567)         (4,443)
 Recurring capital expenditures .........................................         (7,479)         (3,675)         (2,961)
 Corporate capital expenditures .........................................         (8,576)         (3,220)           (820)
 Non-recurring capital expenditures .....................................         (1,423)           (605)         (1,429)
 Revenue generating capital expenditures ................................        (13,614)         (8,168)           (509)
                                                                               ---------       ---------       ---------
 Net cash used in investing activities ..................................       (321,038)       (208,377)       (166,762)
                                                                               ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of financing costs .............................................             --          (4,208)         (3,986)
 Debt proceeds ..........................................................        103,930         688,564         236,833
 Debt payments ..........................................................       (275,131)       (564,085)       (277,233)
 Proceeds from the sale of notes ........................................        150,000              --              --
 Offering proceeds, net of underwriters discount and offering costs .....        255,907              --         123,438
 Proceeds from contributions from PPI related to Preferred Shares .......         48,284          48,291          48,613
 Proceeds from contributions from PPI related to Dividend
   Reinvestment Plan ....................................................         18,860           9,130           9,034
 Capital distributions to preferred Unitholders .........................        (11,473)         (4,907)         (1,063)
 Capital distributions to common Unitholders ............................       (100,504)        (63,316)        (56,615)
                                                                               ---------       ---------       ---------
 Net cash provided by financing activities ..............................        189,873         109,469          79,021
                                                                               ---------       ---------       ---------
 Net increase (decrease) in cash and cash equivalents ...................         10,275          10,646          (8,775)
 Cash and cash equivalents, beginning of period .........................         10,879             233           9,008
                                                                               ---------       ---------       ---------
 Cash and cash equivalents, end of period ...............................      $  21,154       $  10,879       $     233
                                                                               =========       =========       =========

        The accompanying notes are an integral part of these consolidated financial statements

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------

1.  ORGANIZATION AND FORMATION OF THE COMPANY

ORGANIZATION AND FORMATION OF THE COMPANY

Post Apartment Homes, L.P. (the "Operating Partnership"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for its general partner, Post Properties, Inc. (the "Company" or "PPI"). The Operating Partnership, through its operating divisions and subsidiaries, is the entity through which all of the Company's operations are conducted. At December 31, 1998, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 87.9% of the common units in the Operating Partnership ("Units") and 100% of the Perpetual Preferred Units. The other limited partners of the Operating Partnership are those persons (including certain officers and directors of the Company) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of Common Stock. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of Common Stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to the Company.

The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the year ended December 31, 1993. A REIT is a legal entity which holds real estate interest and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

The Operating Partnership currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Northern Virginia, Nashville, Houston, Phoenix, Denver and Charlotte metropolitan areas. At December 31, 1998, approximately 53.3% and 22.6% (on a unit basis) of the Company's communities are located in the Atlanta and Dallas metropolitan areas, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 2 related to the acquisition of Columbus Realty Trust in 1997.

Certain items in the consolidated financial statements were reclassified for comparative purposes.

ACCOUNTING CHANGES

In the first quarter of 1998, the Operating Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosing comprehensive income and its components. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As of December 31, 1998, the Operating Partnership had no items of other comprehensive income and, as a result, no additional disclosure is included.

In the fourth quarter of 1998, the Operating Partnership adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


enterprises report selected information about operating segments in its interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also allows the aggregation of segments which meet certain criteria. See Note 14 for the Operating Partnership's disclosure of segment information in compliance with SFAS No. 131.

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2000, the Operating Partnership is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the Operating Partnership's limited hedging activities, management does not believe the adoption of SFAS 133 will have a material effect on the Operating Partnership's statement of financial position, nor will it significantly affect its financial statement disclosures.

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

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (including capitalized amounts of $15,707, $9,567 and $4,443 during 1998,

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


1997 and 1996, respectively, and interest rate protection receipts of $0, $296 and $830 during 1998, 1997 and 1996, respectively) aggregated $46,889, $39,815 and $31,563 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Premiums paid to purchase interest rate protection agreements are capitalized and amortized over the terms of those agreements using the interest method. Unamortized premiums are included in deferred charges in the consolidated balance sheet. Amounts receivable under the interest rate protection agreements are accrued as a reduction of interest expense.

PER UNIT DATA

Basic earnings per common Unit with respect to the Operating Partnership for the years ended December 31, 1998, 1997 and 1996 is computed based upon the weighted average number of units outstanding during the period. Diluted earnings per common Unit is based upon the weighted average number of Units outstanding during the period and includes the effect of the potential issuance of additional Units if stock options were exercised or converted into common stock of the Company.

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

2.  ACQUISITION OF COLUMBUS REALTY TRUST

On October 24, 1997, Columbus Realty Trust ("Columbus") a Texas real estate investment trust, was merged into a wholly owned subsidiary of the Company (the "Merger") and then transferred into the Operating Partnership. At the time of the Merger, Columbus was operating 26 completed communities containing 6,296 apartment units and had an additional 5 communities under development that would contain 1,243 apartment units upon completion located in Dallas and Houston, Texas. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into 0.615 shares of common stock of the Company, which resulted in the issuance of approximately 8.4 million shares of common stock of the Company. The total purchase price including liabilities assumed was $643,268. The Merger was accounted for as a purchase. Under the purchase method of accounting, the assets acquired and liabilities assumed of Columbus were recorded at their estimated fair market values and its results of operations have been included in the accompanying consolidated statements of operations from the date of the Merger, October 24, 1997.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


Unaudited, supplemental pro forma information, assuming the Merger had occurred on January 1, 1996, is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                               1997               1996
                                                                         -----------------  -------------
             Total revenue.........................................      $      247,295      $    219,238
             Net income available to common
               unitholders before extraordinary items..............      $       69,978      $     63,241
             Net income available to common
               unitholders.........................................      $       69,885      $     63,241

             Earnings per unit available to common
               unitholders - basic.................................      $         1.99      $       1.79
             Earnings per unit available to common
               unitholders - diluted...............................      $         1.96      $       1.77

3.  DEFERRED CHARGES

Deferred charges consist of the following:

                                                                                     DECEMBER 31,
                                                                         --------------------------------
                                                                               1998               1997
                                                                         ----------------   -------------
             Deferred financing costs..............................         $   26,568         $   20,131
             Other.................................................              4,551              2,822
                                                                            ----------         ----------
                                                                                31,119             22,953

             Less: accumulated amortization........................            (12,433)           (10,324)
                                                                            ----------         ----------
                                                                            $   18,686         $   12,629
                                                                            ==========         ==========

4.  NOTES PAYABLE

The Operating Partnership's indebtedness consists of the following:

                                                                                     DECEMBER 31,
                                                                         ----------------------------------
                                                                                1998               1997
                                                                         ------------------ ---------------
             Conventional fixed rate (secured).....................          $    3,825        $    16,956
             Conventional floating rate (secured)..................              42,303             21,725
             Tax-exempt fixed rate bond indebtedness (secured).....                  --             13,298
             Tax-exempt floating rate bond indebtedness (secured)..             235,880            141,230
             Lines of credit & other (unsecured)...................              62,000            322,000
             Senior notes (unsecured)..............................             456,000            306,000
                                                                             ----------     --------------
             Total.................................................          $  800,008        $   821,209
                                                                             ==========        ===========

CONVENTIONAL FIXED AND FLOATING RATE MORTGAGES PAYABLE (SECURED)

Conventional mortgages payable were comprised of four and seven loans at December 31, 1998 and 1997, respectively, each of which is collateralized by an apartment community included in real estate assets. The mortgages payable are generally due in monthly installments of interest only and mature at various dates through 2014. The interest rates on the fixed rate mortgages payable ranged from 7.375% to 9.20% at December 31, 1998. At December 31, 1998, the interest rates on the variable rate mortgages payable were at a range from .75% to 1.90% above the London Interbank Offered Rate ("LIBOR"). At December 31, 1998, LIBOR ranged from 5.06% to 5.10% for one, three, six, and twelve month indices.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


TAX-EXEMPT FLOATING RATE BOND INDEBTEDNESS (SECURED)

Tax exempt floating rate bond indebtedness is comprised of AAA Fannie Mae credit enhanced debt maturing in 2025.

Certain of the apartment communities are encumbered to secure tax-exempt housing bonds. Such bonds are generally payable in monthly or semi-annual installments of interest only and mature at various dates through 2025. Floating rate indebtedness reissued in 1995 through 1998, bears interest at the "AAA" non-AMT tax exempt rate, set weekly, which was 4.00% at December 31, 1998 (average of 3.57% for 1998). With respect to such bonds, the Operating Partnership pays certain credit enhancement fees of .575% of the amount of such bonds or the amount of such letters of credit, as the case may be.

On January 1, 1997, the Post F&M Villages, Post Vista and Post Lake (Orlando) bonds were refunded in the amount of $76,000 (all of which had previously been defeased). On June 1, 1998 the Operating Partnership refunded its last single property tax-exempt bond issuance on Post Court(R) in Atlanta.

LINES OF CREDIT AND OTHER (UNSECURED)

On June 30, 1998, the Operating Partnership entered into a $25,000 Loan Sales Line of Credit with a bank. The interest rate and maturity date related to each draw on this facility will be agreed to between the Operating Partnership and the bank prior to each such draw. This facility expires on June 29, 1999.

In February 1999, the Operating Partnership's syndicated line of credit (the "Revolver") was amended, increasing its capacity to $275,000. The Revolver matures on April 30, 2001 and borrowings currently bear interest at LIBOR plus
 .675% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership's senior unsecured debt. The Revolver also includes a money market competitive bid option for short term funds up to $137,500 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On July 26, 1996, the Operating Partnership closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and matures on March 31, 1999. Management believes the Cash Management Line will be renewed at maturity with similar terms. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Operating Partnership with an automatic daily sweep which applies all available cash to reduce the outstanding balance.

At December 31, 1998, the outstanding balances on the Revolver and Cash Management Line were $40,000 and $20,000, respectively. There were no outstanding balances on any of the other facilities at December 31, 1998.

In addition, the Operating Partnership has a $3,000 facility to provide letters of credit for general business purposes.

On March 1, 1998, the Operating Partnership entered into a Disposition and Development Agreement with the City of Phoenix, Arizona. Pursuant to this agreement, the City of Phoenix loaned the Operating Partnership $2,000.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


This loan is interest-free for the first three years, with a 5.00% interest rate thereafter. Repayment of the loan commences on March 1, 2001 with equal semi-annual payments due on March 1 and September 1 of each year through March 1, 2021. All repayment terms are subject to the conditions set forth in the Agreement.

SENIOR NOTES (UNSECURED)

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

On January 29, 1997, the Operating Partnership established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from the date of issue (the "MTNs"). On October 20, 1997, the Operating Partnership increased the amount available under this program to $344 million. Proceeds from the MTNs were used to (i) prepay certain outstanding notes and (ii) pay down existing indebtedness outstanding under the Operating Partnership's Revolver.

The following table sets forth MTNs issued and outstanding as of December 31, 1998:

                      ISSUE                                   INTEREST            MATURITY
                      DATE                  AMOUNT              RATE                DATE
             ---------------------     --------------   -------------------   ----------
             March 3, 1997              $    30,000       LIBOR plus .25%       03/03/2000
             March 31, 1997                  37,000            7.02%            04/02/2001
             March 31, 1997                  13,000            7.30%            04/01/2004
             September 22, 1997              10,000            6.69%            09/22/2004
             September 22, 1997              25,000            6.78%            09/22/2005
             September 26, 1997              16,000            6.22%            12/31/1999
             March 12, 1998                 100,000            6.85%            03/16/2015
             April 8, 1998                   50,000       LIBOR plus .40%       04/07/2009
                                        -----------
                                        $   281,000
                                        ===========

On March 12, 1998, the Operating Partnership issued $100,000 of 6.85% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)") under the MTN Program. The net proceeds in the amount of $99,087 from the sale of the MOPPRS(SM) were used to repay outstanding indebtedness. In connection with the MOPPRS(SM) transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date") reducing the effective borrowing rate through the Remarketing Date to 6.59%. In anticipation of the offering, the Operating Partnership entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate was increased to approximately 6.85%, the coupon rate on the MOPPRS(SM).

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes due April 7, 2009 under the MTN program. The notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Operating Partnership has entered into an interest rate swap for the entire term of the notes to fix the interest rate index. Under the terms of the swap, the Operating Partnership pays a fixed rate of 6.02% and receives LIBOR. This swap was settled in February 1999 at a loss of $1,495. Under hedge accounting, this loss will be amortized over the remaining term of the Remarketed Reset Notes. Net proceeds in the amount of $49,825 were used to repay outstanding indebtedness.

The aggregate maturities of the Operating Partnership's indebtedness are as follows:

                         1999....................................    $  78,381
                         2000....................................       60,089
                         2001....................................       79,899
                         2002....................................       20,141
                         2003....................................      100,144
                         Thereafter..............................      461,354
                                                                     ---------
                                                                     $ 800,008
                                                                     =========

PLEDGED ASSETS

The aggregate net book value at December 31, 1998 of property pledged as collateral for indebtedness amounted to approximately $ 310,775.

UNUSED TREASURY LOCKS

The loss on unused treasury locks in 1998 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

EXTRAORDINARY ITEM

The extraordinary item for the year ended December 31, 1997 resulted from the write-off of deferred financing costs on the mortgage debt satisfied.

5.  INCOME TAXES

Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfy certain other requirements. As a result, the Operating Partnership generally will not be subject to Federal income taxation at the corporate level on the income the Company distributes to the shareholders. Although the Company has elected to be taxed as a REIT, Post Services, Inc. ("Post Services") was formed as a subsidiary of the Operating Partnership to provide through its subsidiaries asset management, leasing and landscaping services to third parties. The consolidated taxable income of Post Services, if any, will be subject to tax at regular corporate rates.

As of December 31, 1998, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership, was lower than the net assets as reported in the Operating Partnership's consolidated financial statements by $42,734.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


6.  RELATED PARTY TRANSACTIONS

The Operating Partnership provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 1998, 1997 and 1996, the Operating Partnership received landscaping fees of $961, $670 and $1,391 for such services. These amounts include reimbursements of direct expenses in the amount of $295, $138 and $729 which are not included in landscape services revenue; accordingly, these transactions resulted in the Operating Partnership recording landscape services net fees in excess of direct expenses of $666, $532 and $662 in the Operating Partnership financial statements for the years ended December 31, 1998, 1997 and 1996, respectively.

The Operating Partnership provides accounting and administrative services to entities controlled by certain executive officers of the Operating Partnership. Fees under this arrangement aggregated $25, $25 and $25 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Operating Partnership was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $349, $326 and $363 for the years ended December 31, 1998, 1997 and 1996, respectively.

7.  EMPLOYEE BENEFIT PLANS

Through a plan adopted by the Company, the employees of the Operating Partnership are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Operating Partnership contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Operating Partnership contribution, the maximum employee contribution included in the calculation is 3% of salary. Operating Partnership contributions of $179, $158 and $251 were made in 1998, 1997 and 1996, respectively.

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

9.  STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 1998, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Operating Partnership applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, based upon the criteria of APB Opinion 25 no compensation cost is required to be recognized for the Stock Plan and the ESPP. The compensation cost which is required to be charged against income for the Grant Plan was $182, $209 and $129 for 1998, 1997 and 1996, respectively. Had compensation cost for the Company's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of FASB Statement 123, the

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


Operating Partnership's net income and earnings per Unit would have been reduced to the pro forma amounts indicated below:

                                                                        1998         1997        1996
                                                                    -----------  -----------  ---------
           Net income available to common
              Unitholders.........................As reported.....  $   88,988   $  61,078    $  52,390
                                                  Pro forma......   $   88,100   $  60,692    $  50,472

           Net income per common Unit -
              Basic...............................As reported.....  $     2.21   $    2.11    $    1.95
                                                  Pro forma......   $     2.19   $    2.10    $    1.86

           Net income per common Unit -
              Diluted.............................As reported.....  $     2.18   $    2.09    $    1.94
                                                  Pro forma......   $     2.16   $    2.08    $    1.85

For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 1998, 1997 and 1996, are as follows:

                                                               1998             1997            1996
                                                          --------------   --------------  ---------

           Dividend yield..............................        7.0%             6.5%            5.4%

           Expected volatility.........................        15.3%           14.5%            14.5%

           Risk-free interest rate.....................    4.7% to 5.8%     5.5% to 5.6%    5.4% to 5.7%

           Expected option life........................    5 to 7 years     5 to 7 years    5 to 7 years

FIXED STOCK OPTION PLANS

Under the Stock Plan, the Company may grant to its employees and directors options to purchase up to 6,000,000 shares of common stock. Of this amount, 550,000 shares are available for grants of restricted stock. Options granted to any key employee or officer cannot exceed 100,000 shares a year (500,000 shares if such key employee or officer is a member of the Company's Executive Committee). The exercise price of each option may not be less than the market price on the date of grant and all options have a maximum term of ten years from the grant date.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


A summary of the status of the Company's Stock Plan as of December 31, 1998, 1997 and 1996, changes during the years then ended, and the weighted-average fair value of options granted during the years is presented below:


                                                     1998                         1997                         1996
                                           -------------------------- ---------------------------  ---------------------------

                                                           WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                            AVERAGE                      AVERAGE                     AVERAGE
                                                            EXERCISE                     EXERCISE                    EXERCISE
                                              SHARES         PRICE       SHARES           PRICE       SHARES          PRICE
                                           ----------     -----------  -----------     ----------  -----------     ----------
Outstanding at beginning of year.........   2,237,551      $   31         864,105       $    31        601,366      $    31
Granted..................................   1,440,784          39         243,946            39        310,067           32
Converted in connection with the
Merger...................................          --          --       1,192,230            30             --           --
Exercised................................     (67,326)         31         (49,406)           31        (18,993)          31
Forfeited................................    (580,157)         39         (13,324)           38        (28,335)          31
                                           ----------                 -----------                  -----------

Outstanding at end of year...............   3,030,852          34       2,237,551            31        864,105           31
                                           ==========                 ===========                  ===========

Options exercisable at year-end..........   2,065,438                   2,000,279                      797,830
                                           ==========                 ===========                  ===========
Weighted-average fair value of options
  granted during the year................  $     2.54                 $     2.85                   $      3.47
                                           ==========                 ==========                   ===========

At December 31, 1998, the range of exercise prices for options outstanding was $27.625 - $40.63 and the weighted average remaining contractual life was 7 years.

10. COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Operating Partnership is party to two ground leases relating to an operating community with terms expiring in years 2040 and 2043, one ground lease for a community under development with terms expiring in year 2038 and to office, equipment and other operating leases with terms expiring in years 1999 through 2003. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 1998 are as follows:

                             1999.........................      $1,575
                             2000.........................       1,527
                             2001.........................       1,198
                             2002.........................         282
                             2003.........................         201
                             2004 and thereafter..........       6,416

The Operating Partnership incurred $4,915, $3,366 and $2,172 of rent expense for the years ended December 31, 1998, 1997 and 1996, respectively.

CONTINGENCIES

The Operating Partnership is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the consolidated balance sheets and statements of operations.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


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

Cash equivalents, rents and landscape service receivables, accounts payable, accrued expenses, notes payable and other liabilities are carried at amounts which reasonably approximate their fair values.

The fair values of interest rate protection agreements and an interest rate swap (used for hedging purposes) are estimated by obtaining quotes from an investment broker. At December 31, 1998, there were no carrying amounts related to these arrangements in the consolidated balance sheet. As of December 31, 1998, the expected cost to settle these contracts was approximately $1,391.

Disclosure about fair value of financial instruments are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


12. EARNINGS PER UNIT

For the years ended December 31, 1998, 1997 and 1996, basic and diluted earnings per common Unit for income before extraordinary item, net of preferred distributions, and net income available to common Unitholders before extraordinary item has been computed as follows:

                                                                                        YEAR ENDED 1998
                                                                       ------------------------------------------------
                                                                         INCOME              UNITS           PER-UNIT
                                                                       (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                       -----------       -------------      -----------
Income before extraordinary item....................................   $   100,461
Less: Preferred stock distributions.................................       (11,473)
                                                                       -----------
BASIC EPS
Income available to common Unitholders before extraordinary item....        88,988          40,244,351      $      2.21
                                                                                                            ===========
EFFECT OF DILUTIVE SECURITIES
Options.............................................................            --             444,991
                                                                       -----------         -----------
DILUTED EPS
Income available to common Unitholders + assumed
  conversions before extraordinary item.............................   $    88,988          40,689,342      $      2.18
                                                                       ===========         ===========      ===========


                                                                                        YEAR ENDED 1997
                                                                       ------------------------------------------------
                                                                         INCOME              UNITS           PER-UNIT
                                                                       (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                       -----------       -------------      -----------
Income before extraordinary item....................................   $    66,078
Less: Preferred stock distributions.................................        (4,907)
                                                                       -----------
BASIC EPS
Income available to common Unitholders before extraordinary item....        61,171          28,880,928      $      2.11
                                                                                                            ===========
EFFECT OF DILUTIVE SECURITIES
Options.............................................................            --             223,862
                                                                       -----------         -----------
DILUTED EPS
Income available to common Unitholders + assumed
  conversions before extraordinary item.............................   $    61,171          29,104,790      $      2.09
                                                                       ===========         ===========      ===========


                                                                                        YEAR ENDED 1996
                                                                       ------------------------------------------------
                                                                         INCOME              UNITS           PER-UNIT
                                                                       (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                       -----------       -------------      -----------
Income before extraordinary item....................................   $    53,453
Less: Preferred stock distributions.................................        (1,063)
                                                                       -----------
BASIC EPS
Income available to common Unitholders before extraordinary item....        52,390          26,917,723      $       1.95
                                                                                                            ============
EFFECT OF DILUTIVE SECURITIES
Options.............................................................            --              91,600
                                                                       -----------         -----------
DILUTED EPS
Income available to common Unitholders + assumed
  Conversions before extraordinary item.............................   $    52,390          27,009,323      $       1.94
                                                                       ===========         ===========      ============

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


13. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1998, 1997 and 1996 are as follows:

(a) During 1996 the Company exercised its option to purchase land in exchange for 138,150 Units of the Operating Partnership.

(b) The Operating Partnership committed to distribute $25,115, $21,327 and $14,659 for the quarters ended December 31, 1998, 1997 and 1996, respectively.

(c) The Merger, which was completed in 1997, was a stock for stock transaction. In connection with the Merger, the cash and non-cash components were are follows:

              Fair value of assets acquired.......................    $ 643,268
                 Less:
                 Value of stock issued in exchange for
                   stock of Columbus................................    338,353
                 Liabilities assumed..............................      285,852
                 Cash acquired....................................        1,329
                                                                      ---------
              Cash component of purchase price, net of
                 Cash acquired....................................    $  17,734
                                                                      =========

14.      SEGMENT INFORMATION

SEGMENT DESCRIPTION
The Operating Partnership adopted SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 requires companies to present segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Operating Partnership's chief operating decision makers to manage the business.

The Operating Partnership's chief operating decision makers focus on the Operating Partnership's primary sources of income which are property rental operations and third party services. Third party services are designated as one segment. Property rental operations are broken down into four segments based on the various stages in the property ownership lifecycle. The Operating Partnership's five segments are further described as follows:

    Property Rental Operations

    - Fully stabilized communities - those apartment communities which have been stabilized (the point in time which a property reached 95% occupancy) for both the current and prior year.

    - Communities stabilized during 1997 - communities which reached stabilized occupancy in the prior year.

    - Development and Lease up Communities - those communities which are in lease-up but were not stabilized by the beginning of the current year including communities which stabilized during the current year.

    - Sold communities - communities which were sold in the current or prior year.

    Third Party Services - fee income and related expenses from the Operating Partnership's apartment community management, landscaping and corporate apartment rental services.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


SEGMENT PERFORMANCE MEASURE
Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common unitholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Operating Partnership's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Operating Partnership's needs.

SEGMENT INFORMATION
The following table reflects each segments contribution to FFO together with a reconciliation of segment contribution to FFO, total FFO and income before extraordinary item. Additionally, substantially all of the Operating Partnership's assets relate to the Operating Partnership's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

Summarized financial information concerning the Company's reportable segments is shown in the following tables.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                        1998            1997            1996
                                                                     ---------       ---------       ---------
REVENUES
Fully stabilized communities ..................................      $ 210,293       $ 167,113       $ 148,668
Communities stabilized during 1997 ............................         25,053           8,571              69
Development and lease-up communities ..........................         39,466          10,634           5,969
Sold communities ..............................................             --           1,494           5,309
Third party services ..........................................         10,416           7,569           7,710
Other .........................................................         13,638           4,735           3,850
                                                                     ---------       ---------       ---------

Consolidated revenues .........................................      $ 298,866       $ 200,116       $ 171,575
                                                                     =========       =========       =========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities ..................................      $ 143,890       $ 114,606       $ 100,499
Communities stabilized during 1997 ............................         17,341           5,752            (211)
Development and lease-up communities ..........................         22,963           6,271           3,793
Sold communities ..............................................             --             837           3,276
Third party services ..........................................          1,658           1,326           1,738
                                                                     ---------       ---------       ---------

Contribution to FFO ...........................................        185,852         128,792         109,095
                                                                     ---------       ---------       ---------

Other operating income, net of expense ........................          4,483          (2,434)         (1,694)
Depreciation on non-real estate assets ........................         (1,409)         (1,057)           (927)
Minority interest in consolidated property
   Partnership ................................................           (397)             --              --
Interest expense ..............................................        (31,297)        (24,658)        (22,131)
Amortization of deferred loan costs ...........................         (1,209)           (980)         (1,352)
General and administrative ....................................         (8,404)         (7,364)         (7,716)
Distributions to preferred unitholders ........................        (11,473)         (4,907)         (1,063)
                                                                     ---------       ---------       ---------

Total FFO......................................................        136,146          87,392          74,212
                                                                     ---------       ---------       ---------

Depreciation on real estate assets ............................        (45,214)        (27,991)        (22,676)
Net gain on sale of assets ....................................             --           3,270             854
Loss on unused treasury locks .................................         (1,944)             --              --
Loss on relocation of office space ............................             --          (1,500)             --
Distributions to preferred unitholders ........................         11,473           4,907           1,063
                                                                     ---------       ---------       ---------

Income before extraordinary item and preferred distributions ..      $ 100,461       $  66,078       $  53,453
                                                                     =========       =========       =========

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended 1998 and 1997 are as follows:

                                                                             YEAR ENDED DECEMBER 31, 1998*
                                                                 ---------------------------------------------------
                                                                   FIRST        SECOND         THIRD        FOURTH
                                                                 --------      --------      --------      ---------
Revenues ...................................................     $ 68,962      $ 73,477      $ 76,969      $ 79,458
Net income before loss on unused treasury locks ............       22,310        25,437        26,825        27,833
Loss on unused treasury locks ..............................       (1,944)           --            --            --
Net income .................................................       20,366        25,437        26,825        27,833
Distributions to preferred Unitholders .....................       (2,566)       (2,969)       (2,969)       (2,969)
Net income available to common Unitholders .................       17,800        22,468        23,856        24,864
Earnings per common Unit:
Net income available to common Unitholders - basic .........         0.48          0.56          0.58          0.59
Net income available to common Unitholders - diluted .......         0.47          0.55          0.57          0.58


                                                                             YEAR ENDED DECEMBER 31, 1998*
                                                                 ---------------------------------------------------
                                                                   FIRST        SECOND         THIRD        FOURTH
                                                                 --------      --------      --------      ---------
Revenues ...................................................     $ 44,560      $ 46,107      $ 47,495      $ 61,953
Net income before net gain on sale of assets, loss
   on relocation of corporate office and
   extraordinary item ......................................       14,156        14,448        15,783        19,923
Net gain (loss) on sale of assets ..........................           --         3,512            --          (242)
Loss on relocation of corporate office .....................           --            --            --        (1,500)
Extraordinary item .........................................          (93)           --            --            --
Net income .................................................       14,063        17,960        15,783        18,181
Distributions to preferred Unitholders .....................       (1,063)       (1,062)       (1,062)       (1,720)
Net income available to common Unitholders .................       13,000        16,898        14,721        16,461
Earnings per common Unit:
Net income available to common Unitholders - basic .........         0.48          0.62          0.54          0.49
Net income available to common Unitholders - diluted .......         0.47          0.62          0.53          0.48

-----------------
* The total of the four quarterly amounts for earnings per Unit may not equal the total for the year. These differences result from the use of a weighted average to compute average number of Units outstanding.

                                                                    SCHEDULE III

                             POST PROPERTIES, INC.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


                                                                                                  INITIAL COSTS
                                                                                      =======================================
                                                                    RELATED                                 BUILDING AND
                                          DESCRIPTION             ENCUMBRANCES            LAND              IMPROVEMENTS
                                       ===================    =====================   ==============    =====================
GEORGIA
Post Ashford                               Apartments                       $9,895 (2)       $1,906                    $   -
Bennie Dillon                              Apartments                            -              262                      449
Post Briarcliff                            Apartments                            -           18,785                        -
Post Bridge                                Apartments                       12,450 (2)          868                        -
Post Brookhaven                            Apartments                            -            7,921                        -
Post Canyon                                Apartments                       16,845 (2)          931                        -
Post Chase                                 Apartments                       15,000 (2)        1,438                        -
Post Chastain                              Apartments                            -            6,352                        -
Post Collier Hills                         Apartments                            -            6,487                        -
Post Corners                               Apartments                       14,760 (2)        1,473                        -
Post Court                                 Apartments                       18,650 (2)        1,769                        -
Post Creek                                 Apartments                            -           10,406                   36,756
Post Crest                                 Apartments                            -            4,733                        -
Post Crossing                              Apartments                            -            3,951                        -
Post Dunwoody                              Apartments                            -            4,917                        -
Post Gardens                               Apartments                            -            5,859                        -
Post Glen                                  Apartments                            -            5,591                        -
Post Lane                                  Apartments                            -            1,512                        -
Post Lenox Park                            Apartments                            -            3,132                        -
Post Lindbergh                             Apartments                            -            6,268                        -
Post Mill                                  Apartments                       12,880 (2)          915                        -
Post Oak                                   Apartments                            -            2,028                        -
Post Oglethorpe                            Apartments                            -            3,662                        -
Post Park                                  Apartments                            -            6,253                        -
Post Parkwood                              Apartments                            -            1,331                        -
Post Peachtree Hills                       Apartments                            -            4,215                        -
Post Pointe                                Apartments                            -            2,417                        -
Post Renaissance                           Apartments                            -                -                        -
Post Ridge                                 Apartments                            -           11,332                        -
Post River                                 Apartments                            -            1,011                        -
Post River - Phase II                      Apartments                            -            5,368                        -
Post Summit                                Apartments                            -            1,575                        -
Post Terrace                               Apartments                            -            4,131                        -
Post Valley                                Apartments                       18,600 (2)        1,117                        -
Post Vinings                               Apartments                            -            4,322                        -
Post Village                               Apartments
   The Arbors                              Apartments                            -              384                        -
   The Fountains and The Meadows           Apartments                       26,000 (2)          611                        -
   The Gardens                             Apartments                       14,500 (2)          187                        -
   The Hills                               Apartments                        7,000 (2)           91                        -
Post Walk                                  Apartments                       19,300 (2)        2,954                        -
Post Woods                                 Apartments                            -            1,378                        -
Riverside by Post                          Mixed Use                             -           11,130                        -



                                                                           GROSS AMOUNT AT WHICH
                                           COSTS                        CARRIED AT CLOSE OF PERIOD
                                         CAPITALIZED       =====================================================
                                         SUBSEQUENT                         BUILDING AND                            ACCUMULATED
                                       TO ACQUISITION         LAND          IMPROVEMENTS          TOTAL (1)         DEPRECIATION
                                      ===================  =============   ===================   ===============   ==============

GEORGIA                                           $7,628         $1,906                $7,628            $9,534            $2,893
Post Ashford                                           0            262                   449               711                 -
Bennie Dillon                                     25,811          7,723                36,873            44,596                 -
Post Briarcliff                                   11,880            869                11,879            12,748             4,489
Post Bridge                                       30,488          7,921                30,488            38,409             9,253
Post Brookhaven                                   17,512            931                17,512            18,443             6,688
Post Canyon                                       14,230          1,438                14,230            15,668             5,518
Post Chase                                        38,303          6,779                37,876            44,655            11,212
Post Chastain                                     25,038          7,183                24,342            31,525             1,205
Post Collier Hills                                13,828          1,473                13,828            15,301             5,735
Post Corners                                      16,085          1,769                16,085            17,854             5,799
Post Court                                         3,176         10,442                39,896            50,338             3,830
Post Creek                                        24,624          4,763                24,594            29,357             2,046
Post Crest                                        19,370          3,951                19,370            23,321             2,243
Post Crossing                                     28,228          4,961                28,184            33,145             4,754
Post Dunwoody                                     33,491          5,910                33,440            39,350                 -
Post Gardens                                      21,517          5,784                21,324            27,108               687
Post Glen                                          8,112          2,067                 7,557             9,624             2,640
Post Lane                                         10,672          3,132                10,672            13,804             1,381
Post Lenox Park                                   26,693          6,688                26,273            32,961                 1
Post Lindbergh                                    12,369            922                12,362            13,284             5,094
Post Mill                                          8,144          2,027                 8,145            10,172             1,948
Post Oak                                          16,902          3,662                16,902            20,564             2,336
Post Oglethorpe                                   39,258          8,830                36,681            45,511            11,662
Post Park                                          7,315          1,331                 7,315             8,646               887
Post Parkwood                                     13,600          4,857                12,958            17,815             2,451
Post Peachtree Hills                              15,499          3,027                14,889            17,916             5,419
Post Pointe                                       19,557              -                19,557            19,557             4,126
Post Renaissance                                  23,304          5,104                29,532            34,636                 1
Post Ridge                                         9,440          1,011                 9,440            10,451             2,619
Post River                                         5,136          2,252                 8,252            10,504                 -
Post River - Phase II                              6,141          1,575                 6,141             7,716             2,012
Post Summit                                       18,763          4,148                18,746            22,894             1,357
Post Terrace                                      17,807          1,117                17,807            18,924             6,265
Post Valley                                       21,358          5,668                20,012            25,680             6,300
Post Vinings
Post Village                                      17,714            439                17,659            18,098             5,582
   The Arbors                                     33,775            834                33,552            34,386            10,607
   The Fountains and The Meadows                  24,245            593                23,839            24,432             7,536
   The Gardens                                    13,482            329                13,244            13,573             4,187
   The Hills                                      16,711          2,954                16,711            19,665             6,559
Post Walk                                         26,420          3,070                24,728            27,798             8,756
Post Woods                                        85,772          8,647                88,255            96,902                20
Riverside by Post




                                                                                                   DEPRECIABLE
                                                           DATE OF                DATE                LIVES
                                                         CONSTRUCTION           ACQUIRED              YEARS
                                                      ===================    ================   ==================
GEORGIA
Post Ashford                                             04/86 -06/87             06/87           5 - 40 Years
Bennie Dillon                                               07/98        (4)      07/98                         -
Post Briarcliff                                             12/96        (4)      09/96                         -
Post Bridge                                             09/84 - 12/86             09/84           5 - 40 Years
Post Brookhaven                                         07/89 - 12/92             03/89           5 - 40 Years
Post Canyon                                             04/84 - 04/86             10/81           5 - 40 Years
Post Chase                                              06/85 - 04/87             06/85           5 - 40 Years
Post Chastain                                           06/88 - 10/90             06/88           5 - 40 Years
Post Collier Hills                                          10/95                 06/95           5 - 40 Years
Post Corners                                            08/84 - 04/86             08/84           5 - 40 Years
Post Court                                              06/86 - 04/88             12/85           5 - 40 Years
Post Creek                                              09/81 - 08/83             05/96           5 - 40 Years
Post Crest                                                  09/95                 10/94           5 - 40 Years
Post Crossing                                           04/94 - 08/95             11/93           5 - 40 Years
Post Dunwoody                                               11/88              12/84&8/94    (6)  5 - 40 Years
Post Gardens                                                07/96        (4)      05/96                 -
Post Glen                                                   07/96                 05/96           5 - 40 Years
Post Lane                                               04/87 - 05/88             01/87           5 - 40 Years
Post Lenox Park                                         03/94 - 05/95             03/94           5 - 40 Years
Post Lindbergh                                              11/96        (4)      08/96                 -
Post Mill                                               05/83 - 05/85             05/81           5 - 40 Years
Post Oak                                                09/92 - 12/93             09/92           5 - 40 Years
Post Oglethorpe                                         03/93 - 10/94             03/93           5 - 40 Years
Post Park                                               06/87 - 09/90             06/87           5 - 40 Years
Post Parkwood                                           07/94 - 08/95             06/94           5 - 40 Years
Post Peachtree Hills                                    02/92 - 09/94           02&11/92     (6)  5 - 40 Years
Post Pointe                                             04/87 - 12/88             12/86           5 - 40 Years
Post Renaissance                                        07/91 - 12/94          06/91&01/94   (6)  5 - 40 Years
Post Ridge                                                  10/96        (4)      07/96                 -
Post River                                              09/90 - 01/92             07/90           5 - 40 Years
Post River - Phase II                                       12/96        (4)      07/90                 -
Post Summit                                             01/90 - 12/90             01/90           5 - 40 Years
Post Terrace                                                10/94                 03/94           5 - 40 Years
Post Valley                                             03/86 - 04/88             12/85           5 - 40 Years
Post Vinings                                            05/88 - 09/91             05/88           5 - 40 Years
Post Village
   The Arbors                                           04/82 - 10/83             03/82           5 - 40 Years
   The Fountains and The Meadows                        08/85 - 05/88             08/85           5 - 40 Years
   The Gardens                                          06/88 - 07/89             05/84           5 - 40 Years
   The Hills                                            05/84 - 04/86             04/83           5 - 40 Years
Post Walk                                               03/86 - 08/87             06/85           5 - 40 Years
Post Woods                                              03/76 - 09/83             06/76           5 - 40 Years
Riverside by Post                                           07/96        (4)      01/96                 -


                                                                                                         INITIAL COSTS
                                                                                             =======================================
                                                                           RELATED                                 BUILDING AND
                                                 DESCRIPTION             ENCUMBRANCES            LAND              IMPROVEMENTS
                                              ===================    =====================   ==============    =====================
TEXAS
Addison Circle Apartment Homes
     by Post - Phase I                            Mixed Use                        22,192            2,885                   41,482
Addison Circle Apartment Homes
     by Post - Phase II                           Mixed Use                             -                -                    1,128
American Beauty Mill                              Apartments                            -              234                    2,786
Block 580                                         Apartments                            -            3,334                    2,536
Block 588                                         Apartments                            -                -                       48
Clyde Lane                                        Apartments                            -            2,765                      895
Cole's Corner                                     Apartments                            -            1,886                   18,006
Columbus Square by Post                           Apartments                            -            4,565                   24,595
Fort Worth                                        Apartments                            -                -                      123
Heights of State-Thomas                           Apartments                            -            2,615                   15,559
Mattingly Site                                    Apartments                            -              824                       11
Midtown - Phase I                                 Apartments                            -            2,456                    1,134
Midtown - Phase II                                Apartments                            -            2,093                      278
Parkway Village                                   Apartments                            -            1,020                    4,024
Post Parkwood                                     Apartments                          865              306                    2,592
Post Ascension                                    Apartments                            -            1,230                    8,976
Post Hackberry Creek                              Apartments                            -            7,269                   23,579
Post Lakeside                                     Apartments                            -            3,924                   20,334
Post Reflections                                  Apartments                            -            1,188                   10,005
Post Town Lake/Parks                              Apartments                            -            2,985                   19,464
Post White Rock                                   Apartments                            -            1,560                    9,969
Post Winsted                                      Apartments                            -            2,826                   18,632
Post Windhaven                                    Apartments                            -            4,029                   23,385
The Shores by Post                                Apartments                            -           11,572                   69,794
Springstead Condos                                Apartments                            -              225                      948
The Abbey of State-Thomas                         Apartments                            -              575                    6,276
The Commons at Turtle Creek                       Apartments                            -            1,406                    7,938
The Meridian at State-Thomas                      Apartments                            -            1,535                   11,605
The Residences on McKinney                        Apartments                            -            1,494                   18,022
The Rice                                          Apartments                       20,111                -                   13,393
The Vineyard of Uptown                            Apartments                            -            1,133                    8,560
The Vintage of Uptown                             Apartments                            -            2,614                   12,188
The Worthington of State-Thomas                   Apartments                            -            3,744                   34,700
Thomas Tract                                      Apartments                            -                -                       68
Uptown Village                                    Apartments                            -            3,955                   22,120
Villas at Valley Ranch                            Apartments                            -              212                      899
Wilson Building                                   Apartments                            -            2,766                      689
Campus Circle                                       Retail                              -            1,045                    3,084
Towne Crossing                                      Retail                              -            3,703                   10,721
Post & Paddock                                      Retail                              -            2,352                    7,383

FLORIDA
Post Bay                                          Apartments                            -            2,203                        -
Post Court                                        Apartments                            -            2,083                        -
Post Fountains                                    Apartments                       21,500 (2)        3,856                        -
Post Harbour Island                               Apartments                            -            3,854                        -
Post Hyde Park                                    Apartments                            -            3,498                        -
Post Lake                                         Apartments                       28,500 (2)        6,113                        -
Post Rocky Point                                  Apartments                            -            4,634                        -
Post Rocky Point - Phase III                      Apartments                            -            7,425                        -
Post Village                                      Apartments
   The Arbors                                     Apartments                            -            2,063                        -
   The Lakes                                      Apartments                            -            2,813                        -
   The Oaks                                       Apartments                            -            3,229                        -
Post Walk at Hyde Park                            Apartments                            -            1,943                        -



                                                                                     GROSS AMOUNT AT WHICH
                                                  COSTS                           CARRIED AT CLOSE OF PERIOD
                                               CAPITALIZED        ============================================================
                                                SUBSEQUENT                               BUILDING AND
                                              TO ACQUISITION            LAND             IMPROVEMENTS             TOTAL (1)
                                           =====================    ==============   ======================   ==================
TEXAS
Addison Circle Apartment Homes
     by Post - Phase I                                    2,727             3,094                   44,000               47,094
Addison Circle Apartment Homes
     by Post - Phase II                                  39,766             3,417                   37,477               40,894
American Beauty Mill                                      3,706               191                    6,535                6,726
Block 580                                                17,048             2,943                   19,975               22,918
Block 588                                                 3,373             1,278                    2,143                3,421
Clyde Lane                                                   37             1,627                    2,070                3,697
Cole's Corner                                             1,305             1,912                   19,285               21,197
Columbus Square by Post                                     341             4,565                   24,936               29,501
Fort Worth                                                   10                 -                      133                  133
Heights of State-Thomas                                   4,056               474                   21,756               22,230
Mattingly Site                                              168               675                      328                1,003
Midtown - Phase I                                         8,303             2,012                    9,881               11,893
Midtown - Phase II                                          373             1,796                      948                2,744
Parkway Village                                              77             1,020                    4,101                5,121
Post Parkwood                                             4,429               864                    6,463                7,327
Post Ascension                                              130             1,230                    9,106               10,336
Post Hackberry Creek                                        231             7,269                   23,810               31,079
Post Lakeside                                               296             3,924                   20,630               24,554
Post Reflections                                            244             1,188                   10,249               11,437
Post Town Lake/Parks                                        294             2,985                   19,758               22,743
Post White Rock                                             331             1,560                   10,300               11,860
Post Winsted                                                119             2,826                   18,751               21,577
Post Windhaven                                              262             4,029                   23,647               27,676
The Shores by Post                                        1,576            11,572                   71,370               82,942
Springstead Condos                                       (1,173)                0                        0                    0
The Abbey of State-Thomas                                 1,563               575                    7,839                8,414
The Commons at Turtle Creek                                 178             1,406                    8,116                9,522
The Meridian at State-Thomas                                191             1,535                   11,796               13,331
The Residences on McKinney                                  228             1,494                   18,250               19,744
The Rice                                                 18,612                                     32,005               32,005
The Vineyard of Uptown                                       50             1,133                    8,610                9,743
The Vintage of Uptown                                       144             2,614                   12,332               14,946
The Worthington of State-Thomas                             447             3,744                   35,147               38,891
Thomas Tract                                              2,559             2,627                                         2,627
Uptown Village                                              224             3,955                   22,344               26,299
Villas at Valley Ranch                                   (1,111)                                                              0
Wilson Building                                           5,254                                      8,709                8,709
Campus Circle                                                55             1,045                    3,139                4,184
Towne Crossing                                              149             3,703                   10,870               14,573
Post & Paddock                                              176             2,352                    7,559                9,911

FLORIDA
Post Bay                                                 15,113             2,573                   14,743               17,316
Post Court                                                9,791             2,083                    9,791               11,874
Post Fountains                                           23,249             3,856                   23,249               27,105
Post Harbour Island                                      13,863             2,281                   15,436               17,717
Post Hyde Park                                           19,465             4,401                   18,562               22,963
Post Lake                                                30,781             6,724                   30,170               36,894
Post Rocky Point                                         38,299             6,892                   36,041               42,933
Post Rocky Point - Phase III                             17,775             3,602                   21,598               25,200
Post Village
   The Arbors                                            15,315             3,100                   14,278               17,378
   The Lakes                                             16,194             3,391                   15,617               19,007
   The Oaks                                              14,692             3,197                   14,724               17,921
Post Walk at Hyde Park                                   10,800             1,974                   10,769               12,743




                                                                                                            DEPRECIABLE
                                           ACCUMULATED              DATE OF                DATE                LIVES
                                           DEPRECIATION           CONSTRUCTION           ACQUIRED              YEARS
                                        ===================    ===================    ================   ==================
TEXAS
Addison Circle Apartment Homes
     by Post - Phase I                                 758           10/97                 10/97                 -
Addison Circle Apartment Homes
     by Post - Phase II                                  -           10/97        (4)      10/97                 -
American Beauty Mill                                     -           10/97        (4)      10/97                 -
Block 580                                                -           10/97        (4)      10/97                 -
Block 588                                                -           10/97        (4)      10/97                 -
Clyde Lane                                               -           10/97        (4)      10/97                 -
Cole's Corner                                          497            n/a                  10/97           5 - 40 Years
Columbus Square by Post                                771            n/a                  10/97           5 - 40 Years
Fort Worth                                             356           10/97        (4)      10/97                 -
Heights of State-Thomas                                  -           10/97                 10/97           5 - 40 Years
Mattingly Site                                           -           10/97        (4)      10/97                 -
Midtown - Phase I                                        -           10/97        (4)      10/97                 -
Midtown - Phase II                                       -           10/97        (4)      10/97                 -
Parkway Village                                        179            n/a                  10/97           5 - 40 Years
Post Parkwood                                          213            n/a                  10/97           5 - 40 Years
Post Ascension                                         340            n/a                  10/97           5 - 40 Years
Post Hackberry Creek                                   845            n/a                  10/97           5 - 40 Years
Post Lakeside                                          867            n/a                  10/97           5 - 40 Years
Post Reflections                                       431            n/a                  10/97           5 - 40 Years
Post Town Lake/Parks                                   826            n/a                  10/97           5 - 40 Years
Post White Rock                                        402            n/a                  10/97           5 - 40 Years
Post Winsted                                           583            n/a                  10/97           5 - 40 Years
Post Windhaven                                         840            n/a                  10/97           5 - 40 Years
The Shores by Post                                   2,446            n/a                  10/97           5 - 40 Years
Springstead Condos                                       -            n/a                  10/97           5 - 40 Years
The Abbey of State-Thomas                              236            n/a                  10/97           5 - 40 Years
The Commons at Turtle Creek                            359            n/a                  10/97           5 - 40 Years
The Meridian at State-Thomas                           423            n/a                  10/97           5 - 40 Years
The Residences on McKinney                             810            n/a                  10/97           5 - 40 Years
The Rice                                                 1           10/97        (4)      10/97                 -
The Vineyard of Uptown                                 267            n/a                  10/97           5 - 40 Years
The Vintage of Uptown                                  421            n/a                  10/97           5 - 40 Years
The Worthington of State-Thomas                      1,205            n/a                  10/97           5 - 40 Years
Thomas Tract                                             -           10/97        (4)                            -
Uptown Village                                         731            n/a                  10/97           5 - 40 Years
Villas at Valley Ranch                                   -            n/a                  10/97                 -
Wilson Building                                          -           10/97        (4)                            -
Campus Circle                                           94            n/a                  10/97           5 - 40 Years
Towne Crossing                                         325            n/a                  10/97           5 - 40 Years
Post & Paddock                                         224            n/a                  10/97           5 - 40 Years

FLORIDA
Post Bay                                             4,708       05/87 - 12/88             05/87           5 - 40 Years
Post Court                                           3,069       04/90 - 05/91             10/87           5 - 40 Years
Post Fountains                                       7,188       12/85 - 03/88             12/85           5 - 40 Years
Post Harbour Island                                      -           03/97        (4)      01/97                 -
Post Hyde Park                                       1,528           09/94                 07/94           5 - 40 Years
Post Lake                                           10,531       11/85 - 03/88             10/85           5 - 40 Years
Post Rocky Point                                     2,452           04/94              02/94&09/96   (6)  5 - 40 Years
Post Rocky Point - Phase III                             -           11/96        (4)      09/96                 -
Post Village
   The Arbors                                        4,223       06/90 - 12/91             11/90           5 - 40 Years
   The Lakes                                         4,619       07/88 - 12/89             05/88           5 - 40 Years
   The Oaks                                          4,355       11/89 - 07/91             12/89           5 - 40 Years
Post Walk at Hyde Park                                 773        10/95-09/97              09/95           5 - 40 Years


                                                                                 INITIAL COSTS            COSTS
                                                                        ===========================    CAPITALIZED
                                                        RELATED                       BUILDING AND      SUBSEQUENT
                                     DESCRIPTION      ENCUMBRANCES          LAND      IMPROVEMENTS    TO ACQUISITION
                                  ================  =================   =========== ===============   ===============
MISSISSIPPI
Post Mark                             Apartments                   -           716           13,879               251
Post Pointe                           Apartments                   -           723           14,091               371
Post Trace                            Apartments                   -         1,944           24,616               374

VIRGINIA
Post Corners at Trinity Centre        Apartments                   -         4,404                -            23,369
Post Forest                           Apartments                   -         8,590                -            23,640

NORTH CAROLINA
Post Park at Phillips Place           Mixed Use                    -         4,685                -            34,808

TENNESSEE
Post Green Hills                      Apartments                   -         2,464                -            13,676
Post Hillsboro Village                Apartments               2,960         2,255            2,555            15,907
The Lee Apartments                    Apartments                   -           720            2,125               115

COLORADO
Denver St. Lukes                      Apartments                   -                            580            15,016


MISCELLANEOUS INVESTMENTS                                          -        15,560                -            48,010
                                                         -----------   -----------    -------------   ---------------
         TOTAL                                              $282,008      $335,073         $572,980        $1,347,021
                                                         ===========   ===========    =============   ===============


                                               GROSS AMOUNT AT WHICH
                                             CARRIED AT CLOSE OF PERIOD
                                   ==============================================                                DEPRECIABLE
                                                BUILDING AND                              ACCUMULATED              DATE OF
                                     LAND       IMPROVEMENTS          TOTAL (1)           DEPRECIATION           CONSTRUCTION
                                   =========   ================      ============     ===================    ===================
MISSISSIPPI
Post Mark                                717             14,129            14,846                   639            n/a
Post Pointe                              723             14,462            15,185                   433            n/a
Post Trace                             1,944             24,990            26,934                   883            n/a

VIRGINIA
Post Corners at Trinity Centre         4,493             23,280            27,773                 2,116           06/94
Post Forest                            9,106             23,124 (3)        32,230                 8,281       01/89 - 12/90

NORTH CAROLINA
Post Park at Phillips Place            4,305             35,188            39,493                 1,366           01/96

TENNESSEE
Post Green Hills                       2,505             13,635            16,140                 1,350           09/94
Post Hillsboro Village                 5,000             15,717            20,717                   231           12/96
The Lee Apartments                       720              2,240             2,960                   125            n/a         (5)

COLORADO
Denver St. Lukes                       1,530             14,066            15,596                     -           10/97        (4)


MISCELLANEOUS INVESTMENTS             45,840             17,730            63,570                 6,730
                                   ---------   ----------------   ---------------   -------------------
         TOTAL                      $357,940         $1,897,134        $2,255,074              $247,148
                                   =========   ================   ===============   ===================



                                                        DEPRECIABLE
                                          DATE             LIVES
                                        ACQUIRED           YEARS
                                    =============      ==============
MISSISSIPPI
Post Mark                               10/97           5 - 40 Years
Post Pointe                             10/97           5 - 40 Years
Post Trace                              10/97           5 - 40 Years

VIRGINIA
Post Corners at Trinity Centre          06/94           5 - 40 Years
Post Forest                             03/88           5 - 40 Years

NORTH CAROLINA
Post Park at Phillips Place             11/95           5 - 40 Years

TENNESSEE
Post Green Hills                        07/94           5 - 40 Years
Post Hillsboro Village                  08/96           5 - 40 Years
The Lee Apartments                      08/96           5 - 40 Years

COLORADO
Denver St. Lukes                        10/97                 -


MISCELLANEOUS INVESTMENTS                               5 - 40 Years

         TOTAL



(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $1,963,647 at December 31, 1998, taking into account the special allocation of gain to the partners contributing property to the
    Operating Partnership.
(2) These properties serve as collateral for the Federal National Mortgage
    Association credit enhancement.
(3) Balance includes an allowance for possible loss of $3,700 which was taken in prior years.
(4) Construction still in process as of December 31, 1998.
(5) The Company acquired this community during 1996. The Company is operating the community while evaluating whether whether to hold, renovate or sell the community.
(6) Additional land was acquired for construction of a second phase.
=====================================================
A summary of activity for real estate investments and accumulated depreciation  ============================        ==========
is as follows:                                                                    1998               1997              1996
                                                                                ==========        ==========        ==========
         Real estate investments:
          Balance at beginning of year                                          $1,936,011        $1,109,342        $  937,924
           Purchase of minority interests in certain property partnerships                                 -                 -
           Purchase of assets in connection with the Merger                                          635,732
           Improvements                                                            319,408           216,020           183,910
           Disposition of property                                                    (345)          (25,083)          (12,492)
                                                                                ----------        ----------        ----------
          Balance at end of year                                                $2,255,074        $1,936,011        $1,109,342
                                                                                ==========        ==========        ==========
         Accumulated depreciation:
          Balance at beginning of year                                          $  201,095          $177,672        $  156,824
           Depreciation                                                             46,288 [A]        29,023 [A]        23,372 [A]
           Depreciation on disposed property                                          (235)           (5,600)           (2,524)
                                                                                ----------        ----------        ----------
          Balance at end of year                                                $  247,148        $  201,095        $  177,672
                                                                                ==========        ==========        ==========

[a] Depreciation expense in the Consolidated Statements for the years ended
    December 31, 1998, 1997 and 1996, include $335, $25 and $231, respectively, of depreciation expense on other assets.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan

In our opinion, the accompanying statements of net assets available for plan benefits and of changes in net assets available for plan benefits present fairly, in all material respects, the net assets of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan at December 31, 1998 and 1997 and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Atlanta, Georgia
February 26, 1999

                              POST PROPERTIES, INC.
                 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                              YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                             1998                    1997
                                                        ------------           ----------
   ASSETS
     Receivable from Post Apartment Homes, L.P......   $     563,764          $     440,170
                                                       =============          =============

   NET ASSETS AVAILABLE FOR PLAN BENEFITS
     Net Assets available for Plan Benefits.........   $     563,764          $     440,170
                                                       =============          =============

                              POST PROPERTIES, INC.
                 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                   YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                      1998             1997
                                                                 -----------      -----------
NET ASSETS AVAILABLE FOR PLAN BENEFITS, JANUARY 1 ..........     $   440,170      $   424,015

DEDUCTIONS:

  Purchase of participants' shares .........................        (985,593)        (961,877)
  Payment for payroll taxes on behalf
    of participants ........................................         (44,035)         (63,869)

ADDITIONS:
  Participant contributions ................................       1,153,222        1,041,901
                                                                 -----------      -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS, DECEMBER 31 ........     $   563,764      $   440,170
                                                                 ===========      ===========

POST PROPERTIES, INC.

1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - THE PLAN

The Plan became effective as of January 1, 1995. Under the Plan, eligible participating employees and directors of the Company can purchase Common Stock at a discount (up to 15% as set by the Compensation Committee of the Company's Board of Directors) from the Company through salary withholding or cash contributions. The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, nor is it intended to qualify for special tax treatment under Section 401(a) of the Internal Revenue Code.

Directors who have been a member of the Board of Directors for at least one full calendar month and full-time employees who have been employed a full calendar month are eligible to participate in the Plan. Eligible directors and employees (the "Participants") may contribute in cash or as a specified dollar amount or percentage of their compensation to the Plan. The minimum payroll deduction for a Participant for each payroll period for purchases under the Plan is $10.00. The maximum contribution which a Participant can make for purchases under the Plan for any calendar year is $100,000. All contributions to the Plan are held in the general assets of Post Apartment Homes, L.P., the Company's operating partnership.

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


NOTE 3 - FEDERAL INCOME TAXES

The Plan is not subject to Federal income taxes. The difference between the fair market value of the shares acquired under the Plan, and the amount contributed by the Participants is treated as ordinary income to the Participants' for Federal income tax purposes. Accordingly, the Company withholds all applicable taxes from the employee contributions. The fair market value of the shares is determined as of the stock purchase date.

3.  EXHIBITS

Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrant and are herein incorporated by reference thereto.

The Registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

  EXHIBIT
    NO.                                                            DESCRIPTION

  2.1 (a)       --  Agreement and Plan of  Merger dated as of August 1, 1997 among Post Properties, Inc. (the "Company"),
                    Columbus Realty Trust ("Columbus") and Post LP Holdings, Inc. (subsequently renamed  Post Interim
                    Holdings, Inc.), a wholly owned subsidiary of the Company.
  3.1 (b)       --  Articles of Incorporation of the Company
  3.2 (b)       --  Bylaws of the Company
  4.1 (c)       --  Indenture between the Company and Sun Trust Bank, Atlanta, as Trustee
  10.1 (d)      --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
  10.2 (d)      --  First Amendment to Second Amended and Restated Partnership Agreement
  10.3 (d)      --  Second Amendment to Second Amended and Restated Partnership Agreement
  10.4          --  Third Amendment to Second Amended and Restated Partnership Agreement
  10.5          --  Fourth Amendment to Second Amended and Restated Partnership Agreement
  10.6 (e)      --  Employee Stock Plan
  10.7 (d)      --  Amendment to Employee Stock Plan
  10.8 (d)      --  Amendment No. 2 to Employee Stock Plan
  10.9 (d)      --  Amendment No. 3 to Employee Stock Plan
  10.10 (d)     --  Amendment No. 4 to Employee Stock Plan
  10.11(e)      --  Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
  10.12 (e)     --  Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
  10.13         --  Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
                    dated as of June 1, 1998
  10.14         --  Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John T.
                    Glover dated as of June 1, 1998
  10.15         --  Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and
                    John A. Williams dated June 1, 1998
  10.16         --  Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and John
                    T. Glover dated as of June 1, 1998
  10.17 (e)     --  Option and Transfer Agreement among the Operating Partnership, Post Services, John A. Williams and
                    John T. Glover
  10.18 (e)     --  Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
  10.19 (d)     --  Form of officers and directors Indemnification Agreement
  10.20 (b)     --  Form of Option Agreement  to be entered into between the Operating Partnership and the owners of four parcels of undeveloped land
  10.21 (b)     --  Profit Sharing Plan of the Company
  10.22 (d)     --  Amendment Number One to Profit Sharing Plan
  10.23 (d)     --  Amendment Number Two to Profit Sharing Plan
  10.24 (d)     --  Amendment Number Three to Profit Sharing Plan
  10.25 (d)     --  Amendment Number Four to Profit Sharing Plan

  10.26 (e)     --  Form of General Partner 1% Exchange Agreement
  10.27 (f)     --  Employee Stock Purchase Plan
  10.28 (d)     --  Amendment to Employee Stock Purchase Plan
  10.29 (g)     --  Amended and Restated Dividend Reinvestment and Stock Purchase Plan
  10.30 (d)     --  Amended and Restated Credit  Agreement dated as of April 9, 1997 among Post Apartment Homes, L.P.,
                    Wachovia Bank of Georgia, N.A., as administrative agent, First Union National Bank of Georgia, as Co-
                    Agent, and the banks listed on the signature pages thereto (the "Credit Agreement")
  10.31 (d)     --  First Amendment to Credit Agreement dated December 17, 1997
  10.32         --  Second Amended and Restated Credit Agreement dated as of November 20, 1998 among Post Apartment
                    Homes, L.P., Wachovia Bank of Georgia, N.A., and the banks listed on the signature pages there to (the
                    "Second Credit Agreement")
  10.33         --  First Amendment to Second Credit Agreement
  21.1          --  List of Subsidiaries
  23.1          --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-62243)
  23.2          --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-70689)
  23.3          --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 33-81772)
  23.4          --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-39461)
  23.5          --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-36595)
  23.6          --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-47399)
  23.7          --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 33-00020)
  24.1          --  Powers of Attorney
  27.1          --  Financial Data Schedule for the Company for the year ended December 31, 1998 (for SEC use only)
  27.2          --  Financial Data Schedule for the Operating Partnership for the year ended December 31, 1998 (for SEC use only)

------------------
(a) Filed as an exhibit to the Current Report on Form 8-K, dated as of August 6, 1997, of the Company.
(b) Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(c) Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-3555) of the Company.
(d) Filed as an exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.
(e) Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company.
(f) Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company.
(g) Filed as part of the Registration Statement on Form S-3 (SEC File No. 333-39461) of the Company.


    The Company's proxy statement is expected to be filed with the Commission on or about April 2, 1999.


    (b) Reports on Form 8-K

    During the fourth quarter of fiscal 1998 the Company and the Operating Partnership each filed a current report on Form 8-K on November 2, 1998, that were amended on November 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            POST PROPERTIES, INC.

                            (Registrant)

    March 15, 1999            John T. Glover
                            -------------------------------------------------
                            John T. Glover, President
                            Chief Operating Officer, Treasurer and a Director (Principal Financial Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                                TITLE                                          DATE

         John A. Williams                Chairman of the Board, Chief
       ---------------------             Executive Officer and Director                         March 15, 1999
        John A. Williams

            John T. Glover               President, Chief Operating Officer,                    March 15, 1999
       ---------------------             Treasurer, Principal Financial
           John T. Glover                Officer, and Director

           R. Gregory Fox                Executive Vice President, Chief
        ---------------------            Accounting Officer                                     March 15, 1999
           R. Gregory Fox

               *                         Director
       ---------------------
          Arthur M. Blank                                                                       March 15, 1999

               *                         Director
       ---------------------
         Herschel M. Bloom                                                                      March 15, 1999

               *                         Director
       ---------------------
         Russell R. French                                                                      March 15, 1999

               *                         Director
       ---------------------
           Zell Miller                                                                          March 15, 1999

               *                         Director
       ---------------------
          Charles Rice                                                                          March 15, 1999

               *                         Director
       ---------------------
           J.C. Shaw                                                                            March 15, 1999

   *   By: Sherry W. Cohen
       ---------------------
       Attorney-in-Fact

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               POST APARTMENT HOMES, L.P.
                               By: Post G.P. Holdings, Inc., as General Partner

March 15, 1999                    John T. Glover
                               --------------------------------------
                               John T. Glover, President
                               Chief Operating Officer,
                               Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                        TITLE                             DATE

 John A. Williams        Chief Executive Officer                  March 15, 1999
---------------------
 John A. Williams

  John T. Glover         President, Chief Operating Officer,      March 15, 1999
---------------------    Treasurer and Principal Financial
  John T. Glover         Officer

  R. Gregory Fox         Executive Vice President, Chief          March 15, 1999
----------------------   Accounting Officer
  R. Gregory Fox