Form 10-Q
period 1999-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 1999-05-12
CIK 903127, 1012271

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

             For the quarterly period ended March 31, 1999

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

Post Properties, Inc.           Yes   X   No
Post Apartment Homes, L.P.      Yes   X   No

                            ------------------------

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    38,383,253 shares of common stock outstanding as of May 7, 1999.

===============================================================================

                         POST PROPERTIES, INC.
                      POST APARTMENT HOMES, L.P.

                                     INDEX

PART I   FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                             ----
         ITEM 1 FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.............................1
             Consolidated Statements of Operations for the three months ended
                March 31, 1999 and 1998.........................................................................2
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                three months ended March 31, 1999...............................................................3
             Consolidated Statements of Cash Flows for the three months ended
                March 31, 1999 and 1998.........................................................................4
             Notes to Consolidated Financial Statements.........................................................5

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.............................9
             Consolidated Statements of Operations for the three months ended
                March 31, 1999 and 1998........................................................................10
             Consolidated Statement of Partners' Equity for the three months ended
                March 31, 1999.................................................................................11
             Consolidated Statements of Cash Flows for the three months ended
                March 31, 1999 and 1998........................................................................12
             Notes to Consolidated Financial Statements .......................................................13

         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS.....................................................................................17

PART II  OTHER INFORMATION

         ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K...............................................................32

         SIGNATURES............................................................................................33

                         POST PROPERTIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS)


                                                                                     MARCH 31,          DECEMBER 31,
                                                                                        1999               1998
                                                                                    -----------         -----------
                                                                                    (UNAUDITED)

ASSETS

   Real estate:

     Land ..................................................................        $   254,679         $   252,922

     Building and improvements .............................................          1,392,055           1,379,847

     Furniture, fixtures and equipment .....................................            115,875             108,233

     Construction in progress ..............................................            519,063             480,267

     Land held for future development ......................................             45,598              33,805
                                                                                    -----------         -----------

                                                                                      2,327,270           2,255,074

     Less: accumulated depreciation ........................................           (259,153)           (247,148)
                                                                                    -----------         -----------

     Real estate assets ....................................................          2,068,117           2,007,926

   Cash and cash equivalents ...............................................             30,975              21,154

   Restricted cash .........................................................              1,346               1,348

   Deferred charges, net ...................................................             19,538              18,686

   Other assets ............................................................             21,892              17,599
                                                                                    -----------         -----------

     Total assets ..........................................................        $ 2,141,868         $ 2,066,713
                                                                                    ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

   Notes payable ...........................................................        $   869,881         $   800,008

   Accrued interest payable ................................................             10,872               7,609

   Dividends and distributions payable .....................................             30,372              25,115

   Accounts payable and accrued expenses ...................................             49,895              48,214

   Security deposits and prepaid rents .....................................              8,589               8,716
                                                                                    -----------         -----------

     Total liabilities .....................................................            969,609             889,662
                                                                                    -----------         -----------

   Minority interest of unitholders in Operating Partnership ...............            123,454             125,365
                                                                                    -----------         -----------

   Commitments and contingencies

   Shareholders' equity

     Preferred stock, $.01 par value, 20,000,000 authorized:

       8 1/2% Series A Cumulative Redeemable Shares, liquidation
       preference $50 per share, 1,000,000 shares issued and outstanding ...                 10                  10

       7 5/8% Series B Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding .........................................................                 20                  20

       7 5/8% Series C Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding .........................................................                 20                  20

     Common stock, $.01 par value, 100,000,000 authorized,
       38,173,715 and 38,051,734 shares issued and outstanding at
       March 31, 1999 and December 31, 1998, respectively ..................                382                 380

   Additional paid-in capital ..............................................          1,048,373           1,051,256

   Accumulated earnings ....................................................                 --                  --
                                                                                    -----------         -----------

     Total shareholders' equity ............................................          1,048,805           1,051,686
                                                                                    -----------         -----------

     Total liabilities and shareholders' equity ............................        $ 2,141,868         $ 2,066,713
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

                         POST PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                              (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                -----------------------------------
                                                                                    1999                   1998
                                                                                ------------           ------------
REVENUE:
  Rental...............................................................         $     75,585           $     64,053
  Property management - third-party....................................                  871                    737
  Landscape services - third-party.....................................                1,727                  1,326
  Interest.............................................................                   65                    126
  Other................................................................                2,548                  2,720
                                                                                ------------           ------------
      Total revenue....................................................               80,796                 68,962
                                                                                ------------           ------------

EXPENSES:
  Property operating and maintenance expense
     (exclusive of depreciation and amortization)......................               26,393                 23,130
  Depreciation (real estate assets)....................................               12,317                 10,415
  Depreciation (non-real estate assets)................................                  387                    345
  Property management expenses - third-party...........................                  719                    584
  Landscape services expenses - third-party............................                1,660                  1,273
  Interest expense.....................................................                7,217                  8,349
  Amortization of deferred loan costs..................................                  341                    264
  General and administrative...........................................                2,264                  2,233
  Minority interest in consolidated property partnership...............                   92                     59
                                                                                ------------           ------------
       Total expense...................................................               51,390                 46,652
                                                                                ------------           ------------
Income before net loss on sale of assets, loss on unused
  treasury locks, minority interest of unitholders in
  Operating Partnership and extraordinary item.........................               29,406                 22,310
Net loss on sale of assets.............................................               (1,567)                    --
Loss on unused treasury locks..........................................                   --                 (1,944)
Minority interest of unitholders in
  Operating Partnership................................................               (2,992)                (2,510)
                                                                                ------------           ------------
Income before extraordinary item.......................................               24,847                 17,856
Extraordinary item, net of minority interest of
  unitholders in Operating Partnership.................................                 (458)                    --
                                                                                -------------          ------------
Net income.............................................................               24,389                 17,856
Dividends to preferred shareholders....................................               (2,969)                (2,566)
                                                                                ------------           ------------
Net income available to common shareholders............................         $     21,420           $     15,290
                                                                                ============           ============

EARNINGS PER COMMON SHARE - BASIC
  Income before extraordinary item (net of preferred dividend).........         $       0.57           $       0.48
  Extraordinary item...................................................                (0.01)                    --
                                                                                ------------           ------------
  Net income available to common shareholders..........................         $       0.56           $       0.48
                                                                                ============           ============
  Weighted average common shares outstanding...........................           38,149,210             31,762,278
                                                                                ============           ============

EARNINGS PER COMMON SHARE - DILUTED
  Income before extraordinary item (net of preferred dividend).........         $       0.57           $       0.47
  Extraordinary item...................................................                (0.01)                    --
                                                                                ------------           ------------
  Net income available to common shareholders..........................         $       0.56           $       0.47
                                                                                ============           ============
  Weighted average common shares outstanding...........................           38,474,982             32,217,089
                                                                                ============           ============
  Dividends declared...................................................         $       0.70           $       0.65
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

                         POST PROPERTIES, INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                         ACCUMULATED EARNINGS
                        (DOLLARS IN THOUSANDS)
                              (UNAUDITED)





                                                       PREFERRED        COMMON          PAID-IN        ACCUMULATED
                                                         SHARES         SHARES          CAPITAL          EARNINGS          TOTAL
                                                      -----------     -----------     -----------      -----------      -----------
SHAREHOLDERS' EQUITY AND
 ACCUMULATED EARNINGS,
 DECEMBER 31, 1998 .................................  $        50     $       380     $ 1,051,256      $        --      $ 1,051,686
 Proceeds from Dividend Reinvestment and
  Employee Stock Purchase Plans ....................           --               2           1,229               --            1,231
 Adjustment for minority interest of unitholders
  in Operating Partnership at dates of capital
  transactions .....................................           --              --           1,189               --            1,189
 Net income ........................................           --              --              --           24,389           24,389
 Dividends to preferred shareholders ...............           --              --              --           (2,969)          (2,969)
 Dividends to common shareholders ..................           --              --          (5,301)         (21,420)         (26,721)
                                                      -----------     -----------     -----------      -----------      -----------
SHAREHOLDERS' EQUITY AND
 ACCUMULATED EARNINGS,
 MARCH 31, 1999 ....................................  $        50     $       382     $ 1,048,373      $        --      $ 1,048,805
                                                      ===========     ===========     ===========      ===========      ===========















  The accompanying notes are an integral part of these consolidated financial statements.

                         POST PROPERTIES, INC
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)
                              (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ------------------------
                                                                                            1999           1998
                                                                                        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income ........................................................................     $  24,389      $  17,856

Adjustments to reconcile net income to net cash provided by operating activities:

  Net loss on sale of assets ......................................................         1,567             --

  Loss on unused treasury locks ...................................................            --          1,944

  Minority interest of unitholders in Operating Partnership .......................         2,992          2,510

  Extraordinary item, net of minority interest of unitholders
   in Operating Partnership .......................................................           458             --

  Depreciation ....................................................................        12,704         10,760

  Amortization of deferred loan costs .............................................           341            264

  Other ...........................................................................            --            (53)

Changes in assets, (increase) decrease in:

  Restricted cash .................................................................             2            591

  Other assets ....................................................................        (4,293)         4,008

  Deferred charges ................................................................          (295)        (2,520)

Changes in liabilities, increase (decrease) in:

  Accrued interest payable ........................................................         3,263          2,959

  Accounts payable and accrued expenses ...........................................         1,681         (4,677)

  Security deposits and prepaid rents .............................................          (127)           255
                                                                                        ---------      ---------

Net cash provided by operating activities .........................................        42,682         33,897
                                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Construction and acquisition of real estate assets,
   net of payables ................................................................       (74,751)       (65,513)

Net proceeds from sale of assets ..................................................         9,364             --

Capitalized interest ..............................................................        (4,599)        (3,756)

Recurring capital expenditures ....................................................        (1,873)        (1,152)

Corporate additions and improvements ..............................................          (955)          (880)

Non-recurring capital expenditures ................................................          (554)          (253)

Revenue generating capital expenditures ...........................................        (1,018)        (3,289)
                                                                                        ---------      ---------

Net cash used in investing activities .............................................       (74,386)       (74,843)
                                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of financing costs ........................................................        (1,495)        (1,944)

Debt proceeds .....................................................................        70,000        241,332

Proceeds from sale of notes .......................................................            --        100,000

Proceeds from issuance of preferred shares ........................................            --         48,284

Proceeds from issuance of common shares ...........................................            --        129,179

Debt payments .....................................................................          (127)      (453,106)

Distributions to unitholders ......................................................        (3,390)        (3,104)

Proceeds from Dividend Reinvestment and
  Employee Stock Purchase Plans ...................................................         1,231          3,796

Dividends paid to preferred shareholders ..........................................        (2,969)        (1,719)

Dividends paid to common shareholders .............................................       (21,725)       (18,221)
                                                                                        ---------      ---------

Net cash provided by financing activities .........................................        41,525         44,497
                                                                                        ---------      ---------

Net increase in cash and cash equivalents .........................................         9,821          3,551

Cash and cash equivalents, beginning of period ....................................        21,154         10,879
                                                                                        ---------      ---------

Cash and cash equivalents, end of period ..........................................     $  30,975      $  14,430
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

    BASIS OF PRESENTATION
    The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to conform to the current year's financial statement presentation.

2.  NOTES PAYABLE

    Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As of March 31, 1999, the Operating Partnership had $281,000 aggregate principal amount of notes outstanding under the MTN Program.

    On March 30, 1999, the Operating Partnership issued $50 million of secured notes to an insurance company. These notes bear interest at 6.5% (with an effective rate of 7.3% after consideration of a terminated swap agreement), mature on March 1, 2009 and are secured by two apartment communities. Net proceeds of $49,933 were used to repay outstanding indebtedness.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


3.  EARNINGS PER SHARE

    For the three months ended March 31, 1999 and 1998, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               -------------------------
                                                                                   1999          1998
                                                                               -----------   -----------
Basic and diluted income available to common
  shareholders (numerator):
  Income before extraordinary item........................................     $    24,847   $    17,856
    Less: Preferred stock dividends.......................................          (2,969)       (2,566)
                                                                               -----------   -----------
  Income available to common shareholders
    before extraordinary item ............................................     $    21,878   $    15,290
                                                                               ===========   ===========
Common shares (denominator):
  Weighted average shares outstanding-basic...............................      38,149,210    31,762,278
  Incremental shares from assumed conversion
    of options............................................................         325,772       454,811
                                                                               -----------   -----------
  Weighted average shares outstanding - diluted...........................      38,474,982    32,217,089
                                                                               ===========   ===========

4.  SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash investing and financing activities for the three months ended March 31, 1999 and 1998 were as follows:

    During the three months ended March 31, 1999, holders of 750 units in the Operating Partnership exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. The net effect of these conversions and adjustments to minority interest for the dilutive impact of the equity offerings and the Dividend Reinvestment and Employee Stock Purchase Plans was a reclassification decreasing minority interest and increasing shareholder's equity in the amount of $1,189 and increasing minority interest and decreasing shareholders' equity in the amount of $7,151 for the three months ended March 31,1999 and 1998, respectively.

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

    The Company's chief operating decision makers focus on the Company's primary sources of income, which are property rental operations and third party services. Property rental operations are broken down into four segments based on the various stages in the property ownership lifecycle. Third party services are designated as one segment. The Company's five segments are further described as follows:

    Property Rental Operations

    - Fully stabilized communities - those apartment communities which have been stabilized (the point at which a property reaches 95% occupancy) for both the current and prior year.

    - Communities stabilized during 1998 - communities which reached stabilized occupancy in the prior year.

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

    SEGMENT INFORMATION
    The following table reflects each segment's contribution to FFO together with a reconciliation of segment contribution to FFO, total FFO and income before extraordinary item and preferred dividends. Additionally, substantially all of the Company's assets relate to the Company's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              ----------------------------------
                                                                   1999               1998
                                                              --------------     ---------------
REVENUES
Fully stabilized communities...........................       $        58,127    $        56,175
Communities stabilized during 1998.....................                 5,496              3,898
Development and lease-up communities...................                11,075              3,015
Sold communities.......................................                   318                385
Third party services...................................                 2,598              2,063
Other..................................................                 3,182              3,426
                                                              ---------------    ---------------

Consolidated revenues                                         $        80,796    $        68,962
                                                              ===============    ===============

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities...........................       $        40,719    $        38,660
Communities stabilized during 1998.....................                 3,850              2,430
Development and lease-up communities...................                 6,612              1,221
Sold communities.......................................                   206                250
Third party services...................................                   219                206
                                                              ---------------    ---------------

Contribution to FFO....................................                51,606             42,767
                                                              ---------------    ---------------

Other operating income, net of expense.................                   418              1,208
Depreciation on non-real estate assets.................                  (387)              (345)
Minority interest in consolidated property
   Partnership.........................................                   (92)               (59)
Interest expense.......................................                (7,217)            (8,349)
Amortization of deferred loan costs....................                  (341)              (264)
General and administrative.............................                (2,264)            (2,233)
Dividends to preferred shareholders....................                (2,969)            (2,566)
                                                              ---------------    ---------------

Total FFO..............................................                38,754             30,159
                                                              ---------------    ---------------

Depreciation on real estate assets.....................               (12,317)           (10,415)
Net loss on sale of assets.............................                (1,567)                --
Loss on unused treasury locks..........................                    --             (1,944)
Minority interest of unitholders in
   Operating Partnership...............................                (2,992)            (2,510)
Dividends to preferred shareholders....................                 2,969              2,566
                                                                 ------------    ---------------

Income before extraordinary item
   and preferred dividends.............................       $        24,847    $        17,856
                                                              ===============    ===============

                      POST APARTMENT HOMES, L.P.
                      CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS)


                                                               MARCH 31,         DECEMBER 31,
                                                                 1999                1998
                                                           ---------------     ---------------
                                                              (UNAUDITED)

ASSETS

   Real estate:

     Land.............................................     $       254,679      $      252,922

     Building and improvements........................           1,392,055           1,379,847

     Furniture, fixtures and equipment................             115,875             108,233

     Construction in progress.........................             519,063             480,267

     Land held for future development.................              45,598              33,805
                                                           ---------------     ---------------

                                                                 2,327,270           2,255,074

     Less: accumulated depreciation...................            (259,153)           (247,148)
                                                           ---------------     ---------------

     Operating real estate assets.....................           2,068,117           2,007,926

   Cash and cash equivalents..........................              30,975              21,154

   Restricted cash....................................               1,346               1,348

   Deferred charges, net..............................              19,538              18,686

   Other assets.......................................              21,892              17,599
                                                           ---------------     ---------------

     Total assets.....................................       $   2,141,868       $   2,066,713
                                                             =============       =============

LIABILITIES AND PARTNERS' EQUITY

   Notes payable......................................       $     869,881       $     800,008

   Accrued interest payable...........................              10,872               7,609

   Distributions payable..............................              30,372              25,115

   Accounts payable and accrued expenses..............              49,895              48,214

   Security deposits and prepaid rents................               8,589               8,716
                                                           ---------------     ---------------

     Total liabilities................................             969,609             889,662
                                                           ---------------     ---------------

   Commitments and contingencies

   Partners' equity...................................           1,172,259           1,177,051
                                                           ---------------     ---------------

     Total liabilities and partners' equity...........       $   2,141,868       $   2,066,713
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

                      POST APARTMENT HOMES, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                              (UNAUDITED)


                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                           -------------------------------
                                                                                                1999              1998
                                                                                           --------------      -----------
REVENUES
  Rental............................................................................        $    75,585        $    64,053
  Property management - third party.................................................                871                737
  Landscape services - third party..................................................              1,727              1,326
  Interest..........................................................................                 65                126
  Other.............................................................................              2,548              2,720
                                                                                            -----------        -----------
         Total revenue..............................................................             80,796             68,962
                                                                                            -----------        -----------
EXPENSES
  Property operating and maintenance (exclusive of items
    shown separately below).........................................................             26,393             23,130
  Depreciation (real estate assets).................................................             12,317             10,415
  Depreciation (non-real estate assets).............................................                387                345
  Property management - third party.................................................                719                584
  Landscape services - third party..................................................              1,660              1,273
  Interest..........................................................................              7,217              8,349
  Amortization of deferred loan costs...............................................                341                264
  General and administrative........................................................              2,264              2,233
  Minority interest in consolidated property partnerships...........................                 92                 59
                                                                                            -----------        -----------
      Total expenses................................................................             51,390             46,652
                                                                                            -----------        -----------
  Income before net loss on sale of assets, loss on
    unused treasury locks and extraordinary item....................................             29,406             22,310
  Net loss on sale of assets........................................................             (1,567)                --
  Loss on unused treasury locks.....................................................                 --             (1,944)
                                                                                            -----------        -----------
  Income before extraordinary item..................................................             27,839             20,366
  Extraordinary item................................................................               (521)                --
                                                                                            -----------        -----------
  Net income........................................................................             27,318             20,366
  Distributions to preferred unitholders............................................             (2,969)            (2,566)
                                                                                            -----------        -----------
  Net income available to common unitholders........................................        $    24,349        $    17,800
                                                                                            ===========        ===========
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item (net of preferred distributions).................        $      0.57        $      0.48
  Extraordinary item................................................................              (0.01)                --
                                                                                            -----------        -----------
  Net income available to common unitholders........................................        $      0.56        $      0.48
                                                                                            ===========        ===========
  Weighted average common units outstanding.........................................         43,364,934         36,977,423
                                                                                            ===========        ===========
EARNINGS PER COMMON UNIT- DILUTED
  Income before extraordinary item (net of preferred distributions).................        $      0.57        $      0.47
  Extraordinary item................................................................              (0.01)                --
                                                                                            -----------        -----------
  Net income available to common unitholders........................................        $      0.56        $      0.47
                                                                                            ===========        ===========
  Weighted average common units outstanding.........................................         43,690,706         37,432,234
                                                                                            ===========        ===========
  Distributions declared............................................................        $      0.70        $      0.65
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

                      POST APARTMENT HOMES, L.P.
              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                        (DOLLARS IN THOUSANDS)
                              (UNAUDITED)



                                                              GENERAL          LIMITED
                                                              PARTNER          PARTNER           TOTAL
                                                            -----------      -----------      -----------
PARTNERS' EQUITY, DECEMBER 31, 1998 ...................     $    11,795      $ 1,165,256      $ 1,177,051
Contributions from the Company related to Dividend
  Reinvestment and Employee Stock Purchase Plans ......              12            1,219            1,231
Contribution from the Company related to the sale
  of common shares ....................................              --               --               --
Contributions from the Company related to the sale
  of preferred shares .................................              --               --               --
Distributions to preferred Unitholders ................              --           (2,969)          (2,969)
Distributions to common Unitholders ...................            (304)         (30,068)         (30,372)
Distributions declared to common Unitholders ..........              --               --               --
Net income ............................................             273           27,045           27,318
                                                            -----------      -----------      -----------
PARTNERS' EQUITY, MARCH 31, 1999                            $    11,776      $ 1,160,483      $ 1,172,259
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

                      POST APARTMENT HOMES, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)
                              (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  -----------------------------------
                                                                                       1999                 1998
                                                                                  ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income................................................................       $       27,318       $       20,366
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Net loss on sale of assets..............................................                1,567                   --
   Loss on unused treasury locks...........................................                   --                1,944
   Extraordinary item......................................................                  521                   --
   Depreciation............................................................               12,704               10,760
   Amortization of deferred loan costs.....................................                  341                  264
   Other...................................................................                   --                  (53)
 Changes in assets, (increase) decrease in:
   Restricted cash.........................................................                    2                  591
   Other assets............................................................               (4,293)               4,008
   Deferred charges........................................................                 (295)              (2,520)
 Changes in liabilities, increase (decrease) in:
   Accrued interest payable................................................                3,263                2,959
   Accounts payable and accrued expenses...................................                1,681               (4,677)
   Security deposits and prepaid rents.....................................                 (127)                 255
                                                                                  --------------       --------------
 Net cash provided by operating activities.................................               42,682               33,897
                                                                                  --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction and acquisition of real estate assets,
   net of payables.........................................................              (74,751)             (65,513)
 Net proceeds from sale of assets..........................................                9,364                   --
 Capitalized interest......................................................               (4,599)              (3,756)
 Payment for unused treasury locks.........................................                   --                   --
 Recurring capital expenditures............................................               (1,873)              (1,152)
 Corporate additions and improvements......................................                 (955)                (880)
 Non-recurring capital expenditures........................................                 (554)                (253)
 Revenue generating capital expenditures...................................               (1,018)              (3,289)
                                                                                  --------------       --------------
 Net cash used in investing activities.....................................              (74,386)             (74,843)
                                                                                  --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of financing costs................................................               (1,495)              (1,944)
 Debt proceeds.............................................................               70,000              241,332
 Proceeds from the sale of notes...........................................                   --              100,000
 Proceeds from issuance of preferred units.................................                   --               48,284
 Proceeds from issuance of common units....................................                   --              129,179
 Debt payments.............................................................                 (127)            (453,106)
 Proceeds from contributions from PPI related to Dividend
   Reinvestment and Employee Stock Purchase Plans..........................                1,231                3,796
 Dividends paid to preferred unitholders...................................               (2,969)              (1,719)
 Dividends paid to common unitholders......................................              (25,115)             (21,325)
                                                                                  --------------       --------------
 Net cash provided by financing activities.................................               41,525               44,497
                                                                                  --------------       --------------
 Net increase in cash and cash equivalents.................................                9,821                3,551
 Cash and cash equivalents, beginning of period............................               21,154               10,879
                                                                                  --------------       --------------
 Cash and cash equivalents, end of period..................................       $       30,975       $       14,430
                                                                                  ==============       ==============

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

     BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to conform to the current year's financial statement presentation.

2.   NOTES PAYABLE

     The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As of March 31, 1999, the Operating Partnership had $281,000 aggregate principal amount of notes outstanding under the MTN Program.

     On March 30, 1999, the Operating Partnership issued $50 million of secured notes to an insurance company. These notes bear interest at 6.5% with an effective rate of 7.3% after consideration of a terminated interest rate swap agreement, mature on March 1, 2009 and are secured by two apartment communities. Net proceeds of $49,933 were used to repay outstanding indebtedness.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------

3.   EARNINGS PER UNIT

     For the three months ended March 31, 1999 and 1998, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per unit is as follows:


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        ----------------------------
                                                                            1999            1998
                                                                        ------------     -----------

Basic and diluted income available to common
  unitholders (numerator):
  Income before extraordinary item..............................        $     27,839     $    20,366
    Less: Preferred unit distributions..........................              (2,969)         (2,566)
                                                                        ------------     -----------
  Income available to common unitholders
    before extraordinary item...................................        $     24,870     $    17,800
                                                                        ============     ===========
Common units (denominator):
  Weighted average units outstanding - basic....................          43,364,934      36,977,423
  Incremental units from assumed conversion
    of options..................................................             325,772         454,811
                                                                        ------------     -----------
  Weighted average units outstanding - diluted..................          43,690,706      37,432,234
                                                                        ============     ===========

4.   NEW ACCOUNTING PRONOUNCEMENT

     June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Operating Partnership). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

5.   SEGMENT INFORMATION

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

     The Operating Partnership's chief operating decision makers focus on the Operating Partnership's primary sources of income, which are property rental operations and third party services. Property rental operations are broken down into four segments based on the various stages in the property ownership lifecycle. Third party services are designated as one segment. The Operating Partnership's five segments are further described as follows:

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

     - Communities stabilized during 1998 - communities which reached stabilized occupancy in the prior year.

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

     SEGMENT INFORMATION
     The following table reflects each segment's contribution to FFO together with a reconciliation of segment contribution to FFO, total FFO and income before extraordinary item. Additionally, substantially all of the Operating Partnership's assets relate to the Operating Partnership's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
-------------------------------------------------------------------------------


Summarized financial information concerning the Operating Partnership's reportable segments is shown in the following tables.

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     ----------------------
                                                                       1999          1998
                                                                     --------      --------
REVENUES
Fully stabilized communities ...................................     $ 58,127      $ 56,175
Communities stabilized during 1998 .............................        5,496         3,898
Development and lease-up communities ...........................       11,075         3,015
Sold communities ...............................................          318           385
Third party services ...........................................        2,598         2,063
Other ..........................................................        3,182         3,426
                                                                     --------      --------

Consolidated revenues ..........................................     $ 80,796      $ 68,962
                                                                     ========      ========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities ...................................     $ 40,719      $ 38,660
Communities stabilized during 1998 .............................        3,850         2,430
Development and lease-up communities ...........................        6,612         1,221
Sold communities ...............................................          206           250
Third party services ...........................................          219           206
                                                                     --------      --------

Contribution to FFO ............................................       51,606        42,767
                                                                     --------      --------

Other operating income, net of expense .........................          418         1,208
Depreciation on non-real estate assets .........................         (387)         (345)
Minority interest in consolidated property partnership .........          (92)          (59)
Interest expense ...............................................       (7,217)       (8,349)
Amortization of deferred loan costs ............................         (341)         (264)
General and administrative .....................................       (2,264)       (2,233)
Distributions to preferred unitholders .........................       (2,969)       (2,566)
                                                                     --------      --------

Total FFO ......................................................       38,754        30,159
                                                                     --------      --------

Depreciation on real estate assets .............................      (12,317)      (10,415)
Net loss on sale of assets .....................................       (1,567)           --
Loss on unused treasury locks ..................................           --        (1,944)
Distributions to preferred unitholders .........................        2,969         2,566
                                                                     --------      --------

Income before extraordinary item and preferred distributions ...     $ 27,839      $ 20,366
                                                                     ========      ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

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

As of March 31, 1999, there were 43,389,439 units in the Operating Partnership outstanding, of which 38,173,715, or 88.0%, were owned by the Company and 5,215,724, or 12.0%, were owned by other limited partners (including certain officers and directors of the Company). As of March 31, 1999, there were 5,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The Company recorded net income available to common shareholders of $21,420 for the three months ended March 31, 1999, an increase of 40.1% over the corresponding period in 1998 primarily as a result of additional units placed in service through the development of new communities.

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

As of March 31, 1999, the Company's portfolio of apartment communities consisted of the following: (i) 68 communities which were completed and stabilized for all of the current and prior year, (ii) seven communities which achieved full stabilization during the prior year and (iii) 20 communities either stabilized in the current year or presently in the development or lease-up stages.

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

Since its inception, the Company has applied an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the first quarter of 1999 were $409.

In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1998.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three months ended March 31, 1999 and 1998 is summarized as follows:


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                          -----------------------------------
                                                             1999        1998        % CHANGE
                                                          ---------   ----------     --------
Rental and other revenue:

Mature communities(1) .................................     $58,127     $56,175          3.5%

Communities stabilized during 1998 ....................       5,496       3,898         37.5%

Development and lease-up communities(2) ...............      11,075       3,015        268.9%

Sold communities(3) ...................................         318         385        (17.4)%

Other revenue(4) ......................................       3,117       3,300         (2.8)%
                                                            -------     -------
                                                             78,133      66,773         17.0%
                                                            -------     -------

Property operating and maintenance expense (exclusive of depreciation and amortization):

Mature communities(1) .................................      17,408      17,515         (0.6)%

Communities stabilized during 1998 ....................       1,646       1,468         11.6%

Development and lease-up communities(2) ...............       4,463       1,794        148.2%

Sold communities(3) ...................................         112         135        (17.0)%

Other expenses(5) .....................................       2,764       2,218         25.5%
                                                            -------     -------
                                                             26,393      23,130         14.1%
                                                            -------     -------
  Revenue in excess of specified expense ..............     $51,740     $43,643         18.6%
                                                            =======     =======


Recurring capital expenditures:(6)

  Carpet ..............................................     $   707     $   582         21.5%

  Other ...............................................       1,166         570        104.6%
                                                            -------     -------

  Total ...............................................     $ 1,873     $ 1,152         62.6%
                                                            =======     =======

Average apartment units in service ....................      28,666      26,362          8.7%
                                                            =======     =======

Recurring capital expenditures per
  apartment unit ......................................     $    65     $    44         47.7%
                                                            =======     =======

(1)  Communities which reached stabilization prior to January 1, 1998
(2) Communities in the "construction", "development" or "lease-up" stage during 1998 and, therefore, not considered fully stabilized for all of the periods presented.
(3) Includes one community, containing 198 units, which was sold on March 19, 1999.
(4) Other revenue includes revenue from furnished apartment rentals above the unfurnished rental rates, revenue from commercial properties and other revenue not directly related to property operations.
(5) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, costs associated with furnished apartment rentals and operating expenses from commercial properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


(6) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the three months ended March 31, 1999, rental and other revenue increased $11,360, or 17.0%, compared to the same period in the prior year primarily as a result of the completion of new communities. For the three months ended March 31, 1999, property operating and maintenance expenses increased $3,263, or 14.1%, compared to the same period in the prior year, primarily as a result of the completion of new communities.

For the three months ended March 31, 1999, recurring capital expenditures increased $721, or 62.6% ($21, or 47.7% on a per apartment unit basis), compared to the same period in the prior year, primarily due to the completion of new communities and the timing of capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

MATURE COMMUNITIES

The Company defines mature communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 68 communities containing an aggregate of 23,461 units which were fully stabilized as of January 1, 1998, is summarized as follows:

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ----------------------------------
                                                                                           %
                                                               1999        1998          CHANGE
                                                             -------      -------        ------

Rental and other revenue(1) ............................     $58,127      $56,175         3.5%
Property operating and maintenance expense (exclusive
   of depreciation and amortization)(1) ................      17,408       17,515        (0.6)%
                                                             -------      -------
Revenue in excess of specified expense .................     $40,719      $38,660         5.3%
                                                             -------      -------
Recurring capital expenditures:(2)
    Carpet .............................................     $   697      $   558        24.9%
    Other ..............................................       1,082          552        96.0%
                                                             -------      -------
    Total ..............................................     $ 1,779      $ 1,110        60.3%
                                                             =======      =======
Recurring capital expenditures per
   apartment unit(3) ...................................     $    76      $    47        61.7%
                                                             =======      =======

Average economic occupancy(4) ..........................        96.1%        96.4%
                                                             =======      =======

Average monthly rental rate per apartment unit(5) ......     $   839      $   816         2.8%
                                                             =======      =======
Apartment units in service .............................      23,461       23,461
                                                             =======      =======

(1)  Communities which reached stabilization prior to January 1, 1998.
(2) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(3) In addition to such capitalized expenditures, the Company expensed $152 and $143 per unit on building maintenance (inclusive of direct salaries) and $46 and $41 per unit on landscaping (inclusive of direct salaries) for the three months ended March 31, 1999 and 1998, respectively.
(4) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 94.8% and 94.8% for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999 and 1998, concessions were $618 and $836, respectively, and employee discounts were $136 and $123, respectively.
(5) Average monthly rental rate is defined as the average of the gross actual rates for occupied units and the anticipated rental rates for unoccupied units.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------



For the three months ended March 31, 1999, rental and other revenue increased $1,952 or 3.5%, compared to the same period in the prior year, primarily due to increased rental rates. For the three months ended March 31, 1999, property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $107, or 0.6%, compared to the same period in the prior year, primarily as a result of a decline in utilities expense as a result of water submetering.

Recurring capital expenditures per unit increased $29 or 61.7% as a result of the timing of expenditures.

THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three months ended March 31, 1999 and 1998 is summarized as follows:


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                       ---------------------------------
                                                          1999         1998      %CHANGE
                                                       --------    ---------     -------
Property management and other revenue...........       $    871    $     737       18.2%

Property management expense.....................            535          408       31.1%

General and administrative expense..............            184          176        4.5%

Depreciation expense............................              6           10      (40.0)%
                                                       --------    ---------
Revenue in excess of specified expense..........       $    146    $     143        2.1%
                                                       ========    =========
Average apartment units managed.................         12,485       10,764       16.0%
                                                       ========    =========


The increase in property management and other revenue, property management expense and general and administrative expense for the three months ended March 31, 1999 compared to the same period in the prior year is primarily attributable to an increase in the average number of units managed.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc. ("Post Landscape Group"), formerly Post Landscape Services, Inc.

The operating performance of Post Landscape Group for the three months ended March 31, 1999 and 1998 is summarized as follows:


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                        -----------------------------------
                                                           1999         1998       % CHANGE
                                                        ---------    ---------     --------
Landscape services and other revenue..............      $   1,727    $   1,326        30.2%

Landscape services expense........................          1,408        1,060        32.8%

General and administrative expense................            252          213        18.3%

Depreciation expense..............................             61           25       144.0%
                                                        ---------    ---------
Revenue in excess of specified expense............      $       6    $      28       (78.6)%
                                                        =========    =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


The increase in landscape services and other revenue, landscape services expense and general and administrative expense for the three months ended March 31, 1999 compared to the same period in 1998 is primarily due to increases in landscape contracts. The increase in depreciation expense primarily due to leasehold improvements acquired in 1998.

OTHER EXPENSES

Depreciation expense increased $1,944, or 18.1% as a result of an increase in units in service. Interest expense decreased $1,132 or 13.6% for the months ended March 31, 1999 compared to the same period in the prior year, primarily as a result of lower interest rates on the Company's revolving credit facility (the "Revolver") and tax-exempt debt.

General and administrative expense remained relatively consistent for the three months ended March 31, 1999 compared to the same period in the prior year.

The loss on unused treasury locks for the three months ended March 31, 1998 of $1,944 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

The extraordinary item of $458 for the three months ended March 31, 1999, net of minority interest portion, resulted from the write off of loan costs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $33,897 for the three months ended March 31, 1998 to $42,682 for the three months ended March 31, 1999, principally due to the increase in net income. Net cash used in investing activities decreased from $74,843 in the three months ended March 31, 1998 to $74,386 in the three months ended March 31, 1999, principally due to proceeds from the sale of one community and reduced capital expenditures partially offset by an increase in construction spending. The Company's net cash provided by financing activities decreased from $44,497 in the three months ended March 31, 1998 to $41,525 in the three months ended March 31, 1999, primarily due to reduced proceeds from debt and equity offerings partially offset by reduced debt payments.

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

At March 31, 1999, the Company had total indebtedness of $869,881, an increase of $69,873 from its total indebtedness at December 31, 1998, and cash and cash equivalents of $30,975. At March 31, 1999, the Company's indebtedness included approximately $96,001 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880, senior unsecured notes of $456,000 and borrowings under the Revolver of $60,000 and other unsecured lines of credit of $22,000.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of communities, or, possibly in connection with acquisitions of land or improved properties, units of the Operating Partnership. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------



Lines Of Credit
The Company has three unsecured lines of credit with a total availability of $275,000. At March 31, 1999, there was $60,000 outstanding under its Revolver and $22,000 under its other lines of credit.

Medium Term Notes
The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As of March 31, 1999, the Operating Partnership had $281,000 aggregate principle amount of notes outstanding under the MTN Program. The Remarketed Reset Notes under this program were paid off on April 7, 1999.

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

Secured Debt
On March 30, 1999, the Operating Partnership issued $50 million of secured notes to an insurance company. These notes bear interest at 6.5% with an effective rate of 7.3% after consideration of a terminated swap agreement, mature on March 1, 2009 and are secured by two apartment communities. Net proceeds of $49,933 were used to repay outstanding indebtedness.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


Schedule of Indebtedness
The following table reflects the Company's indebtedness at March 31, 1999:

                                                                                          MATURITY        PRINCIPAL
             DESCRIPTION                LOCATION               INTEREST RATE              DATE (1)         BALANCE
             -----------                --------               -------------              --------         -------

CONVENTIONAL FIXED RATE (SECURED)

Post Hillsboro Village & The Lee
Apartments...........................   Nashville, TN               9.20%                  10/01/01      $    2,952

Parkwood Townhomes(TM)................  Dallas, TX                 7.375%                  04/01/14             857

Northwestern Mutual Life.............   Atlanta, GA                 6.50%                  03/01/09          50,000
                                                                                                         ----------

                                                                                                             53,809
                                                                                                         ----------
CONVENTIONAL FLOATING RATE (SECURED)

Addison Circle Apartment Homes
   by Post(TM)- Phase I..............   Dallas, TX               LIBOR + .75%              06/01/99          22,192

The Rice.............................   Houston, TX             LIBOR + 1.90%              08/26/99          20,000
                                                                                                         ----------

                                                                                                             42,192
                                                                                                         ----------

TAX EXEMPT FLOATING RATE (SECURED)

Post Ashford(R) Series 1995..........   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           9,895

Post Valley(R) Series 1995...........   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25          18,600

Post Brook(R) Series 1995............   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           4,300

Post Village(R) (Atlanta) Hills
   Series 1995.......................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           7,000

Post Mill(R) Series 1995.............   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25          12,880

Post Canyon(R) Series 1996...........   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25          16,845

Post Corners(R) Series 1996..........   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25          14,760

Post Bridge(R).......................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25          12,450

Post Village(R) (Atlanta) Gardens....   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25          14,500

Post Chase(R)........................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25          15,000

Post Walk(R).........................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25          15,000

Post Lake(R).........................   Orlando, FL      "AAA" NON-AMT + .515% (2)(3)      06/01/25          28,500

Post Fountains at Lee Vista(R).......   Orlando, FL      "AAA" NON-AMT + .515% (2)(3)      06/01/25          21,500

Post Village(R) (Atlanta) Fountains
   and Meadows.......................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25          26,000

Post Court(R)........................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25          18,650
                                                                                                         ----------

                                                                                                            235,880
                                                                                                         ----------

SENIOR NOTES (UNSECURED)

Medium Term Notes....................      N/A                     6.22%                   12/31/99          16,000

Medium Term Notes....................      N/A                  LIBOR + .25%               03/03/00          30,000

Northwestern Mutual Life.............      N/A                     8.21%                   06/07/00          30,000

Medium Term Notes....................      N/A                     7.02%                   04/02/01          37,000

Northwestern Mutual Life.............      N/A                     8.37%                   06/07/02          20,000

Senior Notes.........................      N/A                     7.25%                   10/01/03         100,000

Medium Term Notes....................      N/A                     7.30%                   04/01/04          13,000

Medium Term Notes....................      N/A                     6.69%                   09/22/04          10,000

Medium Term Notes....................      N/A                     6.78%                   09/22/05          25,000

Senior Notes.........................      N/A                     7.50%                   10/01/06          25,000

Mandatory Par Put Remarketed               N/A                   6.85% (4)                 03/16/15
Securities...........................                                                                       100,000

Remarketed Reset Notes...............      N/A                LIBOR + .40% (5)             04/07/09          50,000
                                                                                                         ----------

                                                                                                            456,000
                                                                                                         ----------

LINES OF CREDIT & OTHER UNSECURED
DEBT

City of Phoenix......................      N/A                   5.00% (7)                 03/01/21           2,000




Revolver ............................      N/A      LIBOR + .675% or prime minus .25% (6)  04/30/01          60,000

Cash Management Line.................      N/A       LIBOR + .675% or prime minus .25%     03/31/99          20,000
                                                                                                         ----------

                                                                                                             82,000
                                                                                                         ----------

TOTAL................................                                                                    $  869,881
                                                                                                         ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998).
(3) These bonds are cross collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.
(4) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(5)  On April 7, 1999, this note was paid off.
(6) Represents stated rate. The Company may also make "money market" loans of up to $137,500 at rates below the stated rate. At March 31, 1999, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 5.55%.
(7) This loan is interest-free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company for 95% of the market price on the date of purchase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------



Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:

                                                                                                     ACTUAL OR
                                                                                                     ESTIMATED
                                                       QUARTER OF         ACTUAL OR ESTIMATED       QUARTER OF
                                           # OF        CONSTRUCTION       QUARTER FIRST UNITS       STABILIZED
  METROPOLITAN AREA                        UNITS       COMMENCEMENT            AVAILABLE             OCCUPANCY
  -----------------                       ------       ------------       -------------------       -----------

  Atlanta, GA
  -----------
  Post Briarcliff(TM) - I & II........        688          2Q'97                 2Q'98                 1Q'00
  Riverside by Post(TM) - Phase II....        328          3Q'96                 1Q'99                 1Q'00
  Parkside by Post(TM)................        188          1Q'99                 4Q'99                 2Q'00
  3400 Stratford by Post(TM)..........        250          2Q'99                 2Q'00                 1Q'01
                                          -------
                                            1,454
                                          -------

  Charlotte, NC
  -------------
  Uptown Place by Post(TM)............        227          3Q'98                 4Q'99                 3Q'00
                                          -------

  Tampa, FL
  ---------
  Post Hyde Park(R) III...............        119          2Q'98                 1Q'99                 3Q'99

  Harbour Island City Apartment
   Homes by Post(TM)..................        206          3Q'97                 3Q'98                 2Q'99
                                          -------
                                              325
                                          -------

  Dallas, TX
  ----------
  Addison Circle(TM) - Phase II.......        610          1Q'98                 1Q'99                 2Q'00
  Block 580/Heights II................        204          4Q'97                 4Q'98                 3Q'99
  Block 588...........................        127          4Q'98                 3Q'99                 2Q'00
  Wilson Building.....................        135          2Q'98                 2Q'99                 4Q'99
                                          -------
                                            1,076
                                          -------

  Houston, TX
  -----------
  Midtown Square by Post(TM)..........        479          1Q'98                 2Q'99                 4Q'00
                                          -------

  Denver, CO
  ----------
  Uptown Square by Post(TM)...........        454          1Q'98                 2Q'99                 4Q'00
                                          -------

  Phoenix, AZ
  -----------
  Roosevelt Square by Post(TM)........        415          4Q'98                 4Q'99                 4Q'00
                                          -------

  Nashville, TN
  -------------
  Bennie Dillon by Post(TM)...........         86          2Q'98                 2Q'99                 4Q'99
                                         --------

  Orlando, FL
  -----------
  Parkside by Post(TM)................        244          1Q'99                 2Q'99                 3Q'00
                                          -------
                                            4,760
                                          =======

The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


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

Acquisition of assets and community improvement expenditures for the three months ended March 31, 1999 and 1998 are summarized as follows:


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -------------------------
                                                                      1999          1998
                                                                  -----------  ------------

New community development and acquisition activity.........       $    79,350  $    69,269

Non-recurring capital expenditures:

   Revenue generating additions and improvements...........             1,018        3,289

   Other community additions and improvements..............               554          253

Recurring capital expenditures:

   Carpet replacements.....................................               707          582

   Community additions and improvements....................             1,166          570

   Corporate additions and improvements....................               955          880
                                                                  -----------  -----------

                                                                  $    83,750  $    74,843
                                                                  ===========  ===========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------



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

The Company has created a specially formed Year 2000 project team to evaluate and coordinate the Company's Year 2000 initiatives, which are intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including property management and accounting software, data processing, and telephone/PBX systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as elevators, alarm systems, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by August 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of March 31, 1999, it had completed approximately 75% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 25% of the initiatives are in process and are expected to be completed on or about August 31, 1999.

The Company has mailed letters to, or in some instances, made direct contact with, its significant suppliers, contractors and third party service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. The Company has also established procurement policies requiring representation from significant vendors as to whether products and services are Year 2000 compliant.

At this time, the Company estimates the aggregate cost of its Year 2000 identification, assessment, remediation and testing efforts, or costs expected to be incurred by the Company with respect to Year 2000 issues of third parties to be approximately $3.2 million. Expenditures related to the Company's Year 2000 initiatives will be funded from operating cash flows. As of March 31, 1999, the Company had incurred costs of approximately $2.1 million related to its Year 2000 identification, assessment, remediation and testing efforts, all of which relates to analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant suppliers, contractors and other third party service providers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with suppliers, contractors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's business or results of operations.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company currently plans to complete

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

such analysis and contingency planning, if necessary, by August 31, 1999. Risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunications services, delays or cancellations of shipping or transportation to major building suppliers, general deterioration of economic conditions resulting from Year 2000 issues, and inability of banks, vendors and other third parties with whom the Company does business to resolve Year 2000 problems.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


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

FFO and CAD for the three months ended March 31, 1999 and 1998 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      ------------------------------
                                                                          1999              1998
                                                                      ------------      ------------
Net income available to common shareholders .....................     $     21,420      $     15,290

   Extraordinary item, net of minority interest .................              458                --

   Net loss on sale of assets ...................................            1,567                --

   Minority interest ............................................            2,992             2,510

   Loss on unused treasury locks ................................               --             1,944
                                                                      ------------      ------------

Adjusted net income .............................................           26,437            19,744

   Depreciation of real estate assets ...........................           12,317            10,415
                                                                      ------------      ------------

Funds from Operations (1) .......................................           38,754            30,159

   Recurring capital expenditures (2) ...........................           (1,873)           (1,152)

   Non-recurring capital expenditures (3) .......................             (554)             (253)

   Loan amortization payments ...................................              (20)              (18)
                                                                      ------------      ------------

Cash Available for Distribution .................................     $     36,307      $     28,736
                                                                      ============      ============

Revenue generating capital expenditures (4) .....................     $      1,018      $      3,289
                                                                      ============      ============

Cash Flow Provided By (Used In):

Operating activities ............................................     $     42,682      $     33,897

Investing activities ............................................     $    (74,386)     $     74,843

Financing activities ............................................     $     41,525      $     44,497



Weighted average common shares outstanding - basic ..............       38,149,210        31,762,278
                                                                      ============      ============

Weighted average common shares and units outstanding - basic ....       43,364,934        36,977,423
                                                                      ============      ============

Weighted average common shares outstanding - diluted ............       38,474,982        32,217,089
                                                                      ============      ============

Weighted average common shares and units outstanding - diluted ..       43,690,706        37,432,234
                                                                      ============      ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $707 and $582 of carpet replacement and $1,166 and $570 of other additions and improvements to existing communities for the three months ended March 31, 1999 and 1998, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $955 and $880 for the three months ended March 31, 1999 and 1998, respectively, are excluded from the calculation of CAD.
(3) Non-recurring capital expenditures consisted of community additions and improvements of $554 and $253 for the three months ended March 31, 1999 and 1998, respectively.
(4) Revenue generating capital expenditures included major renovations of communities in the amount of $893 and $2,861, for the three months ended March 31, 1999 and 1998, respectively, and submetering of water service to communities in the amount of $125 and $428 for the three months ended March 31, 1999 and 1998, respectively.

PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          27.1 Financial Data Schedule for the Company - First Quarter 1999 (for SEC filing purposes only)

          27.2 Financial Data Schedule for the Operating Partnership - First Quarter 1999 (for SEC filing purposes only)

          The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

          (b) Reports on Form 8-K

          There were no reports on Form 8-K filed by either registrant during the three month period ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST PROPERTIES, INC.



  May 11, 1999                        /s/  John T. Glover
------------------                    ------------------------------------
     (Date)                           John T. Glover, President
                                      (Principal Financial Officer)




  May 11, 1999                        /s/ R. Gregory Fox
------------------                    ------------------------------------
     (Date)                           R. Gregory Fox
                                      Executive Vice President, Chief
                                      Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST APARTMENT HOMES, L.P.
                                  By: Post GP Holdings, Inc., as General Partner



   May 11, 1999                   /s/ John T. Glover
-------------------               -----------------------------
     (Date)                       John T. Glover, President
                                  (Principal Financial Officer)





   May 11, 1999                   /s/ R. Gregory Fox
-------------------               -----------------------------
     (Date)                       R. Gregory Fox
                                  Executive Vice President, Chief
                                  Accounting Officer