Form 10-Q
period 1999-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 1999-08-13
CIK 903127, 1012271

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

                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________  to   _________
                  Commission file numbers 1-12080 and 0-28226

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

Post Properties, Inc.               Yes [X]   No [ ]
Post Apartment Homes, L.P.          Yes [X]   No [ ]

                            ------------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      38,597,746 shares of common stock outstanding as of August 10, 1999.

================================================================================

                             POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                     INDEX

PART I   FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                                ----
         ITEM 1  FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998................................1
             Consolidated Statements of Operations for the three and six months ended
                June 30, 1999 and 1998............................................................................2
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                six months ended June 30, 1999....................................................................3
             Consolidated Statements of Cash Flows for the six months ended
                June 30, 1999 and 1998............................................................................4
             Notes to Consolidated Financial Statements...........................................................5

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998................................9
             Consolidated Statements of Operations for the three and six months ended
                June 30, 1999 and 1998...........................................................................10
             Consolidated Statement of Partners' Equity for the six months ended
                June 30, 1999....................................................................................11
             Consolidated Statements of Cash Flows for the six months ended
                June 30, 1999 and 1998...........................................................................12
             Notes to Consolidated Financial Statements .........................................................13

         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.....................................................................................17

PART II  OTHER INFORMATION

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............................................32

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K...............................................................32

         ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................32

         SIGNATURES..............................................................................................33

                             POST PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                JUNE 30,       DECEMBER 31,
                                                                                 1999              1998
                                                                              -----------      ------------
                                                                              (UNAUDITED)
ASSETS
   Real estate:
     Land ..............................................................      $   269,468       $   252,922
     Building and improvements .........................................        1,523,785         1,379,847
     Furniture, fixtures and equipment .................................          126,921           108,233
     Construction in progress ..........................................          467,635           480,267
     Land held for future development ..................................           20,058            33,805
                                                                              -----------       -----------
                                                                                2,407,867         2,255,074
     Less: accumulated depreciation ....................................         (273,210)         (247,148)
                                                                              -----------       -----------
     Real estate assets ................................................        2,134,657         2,007,926
   Cash and cash equivalents ...........................................            2,925            21,154
   Restricted cash .....................................................            1,516             1,348
   Deferred charges, net ...............................................           19,636            18,686
   Other assets ........................................................           27,669            17,599
                                                                              -----------       -----------
     Total assets ......................................................      $ 2,186,403       $ 2,066,713
                                                                              ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable .......................................................      $   901,517       $   800,008
   Accrued interest payable ............................................            7,466             7,609
   Dividends and distributions payable .................................           30,536            25,115
   Accounts payable and accrued expenses ...............................           61,283            48,214
   Security deposits and prepaid rents .................................            8,929             8,716
                                                                              -----------       -----------
     Total liabilities .................................................        1,009,731           889,662
                                                                              -----------       -----------
   Minority interest of unitholders in Operating Partnership ...........          122,953           125,365
                                                                              -----------       -----------
   Commitments and contingencies

   Shareholders' equity

     Preferred stock, $.01 par value, 20,000,000 authorized:
       8 1/2% Series A Cumulative Redeemable Shares, liquidation
       preference $50 per share, 1,000,000 shares issued and outstanding               10                10
       7 5/8% Series B Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding .....................................................               20                20
       7 5/8% Series C Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding .....................................................               20                20

     Common stock, $.01 par value, 100,000,000 authorized,
       38,425,068 and 38,051,734 shares issued and outstanding at
       June 30, 1999 and December 31, 1998, respectively ...............              384               380

   Additional paid-in capital ..........................................        1,053,285         1,051,256

   Accumulated earnings ................................................               --                --
                                                                              -----------       -----------
     Total shareholders' equity ........................................        1,053,719         1,051,686
                                                                              -----------       -----------
     Total liabilities and shareholders' equity ........................      $ 2,186,403       $ 2,066,713
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

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                                -----------------------------    -------------------------------
                                                                    1999              1998          1999                 1998
                                                                -----------      ------------    -----------        ------------
REVENUE:
  Rental ...................................................    $     78,098     $     66,799    $    153,683       $    130,852
  Property management - third-party ........................             768              780           1,639              1,517
  Landscape services - third-party .........................           2,508            1,853           4,235              3,179
  Interest .................................................             305              177             370                303
  Other ....................................................           3,808            3,868           6,358              6,589
                                                                ------------     ------------    ------------       ------------
      Total revenue ........................................          85,487           73,477         166,285            142,440
                                                                ------------     ------------    ------------       ------------

EXPENSES:
  Property operating and maintenance expense
    (exclusive of depreciation and amortization) ...........          28,425           25,001          54,823             48,132
  Depreciation (real estate assets) ........................          13,780           11,394          26,097             21,809
  Depreciation (non-real estate assets) ....................             511              127             898                472
  Property management expenses - third-party ...............             706              614           1,425              1,198
  Landscape services expenses - third-party ................           2,094            1,528           3,754              2,801
  Interest expense .........................................           8,150            7,344          15,368             15,693
  Amortization of deferred loan costs ......................             364              293             706                558
  General and administrative ...............................           1,648            1,600           3,909              3,833
  Minority interest in consolidated property partnerships ..             185              139             276                198
                                                                ------------     ------------    ------------       ------------
       Total expense .......................................          55,863           48,040         107,256             94,694
                                                                ------------     ------------    ------------       ------------
Income before net gain (loss) on sale of assets, loss on
  unused treasury locks, minority interest of unitholders in
  Operating Partnership and extraordinary item .............          29,624           25,437          59,029             47,746
Net gain (loss) on sale of assets ..........................             476               --          (1,091)                --
Loss on unused treasury locks ..............................              --               --              --             (1,944)
Minority interest of unitholders in
  Operating Partnership ....................................          (3,237)          (2,902)         (6,229)            (5,412)
                                                                ------------     ------------    ------------       ------------
Income before extraordinary item ...........................          26,863           22,535          51,709             40,390
Extraordinary item, net of minority interest of
  unitholders in Operating Partnership .....................              --               --            (458)                --
                                                                ------------     ------------    ------------       ------------
Net income .................................................          26,863           22,535          51,251             40,390
Dividends to preferred shareholders ........................    $     (2,969)    $     (2,969)   $     (5,938)      $     (5,535)
                                                                ------------     ------------    ------------       ------------
Net income available to common shareholders ................          23,894           19,566          45,313             34,855
                                                                ============     ============    ============       ============

EARNINGS PER COMMON SHARE - BASIC
Income before extraordinary item (net of preferred
    dividend) ..............................................    $       0.62     $       0.56    $       1.19       $       1.04
  Extraordinary item .......................................              --               --           (0.01)                --
                                                                ------------     ------------    ------------       ------------
  Net income available to common shareholders ..............    $       0.62     $       0.56    $       1.18       $       1.04
                                                                ============     ============    ============       ============

Weighted average common shares outstanding .................      38,357,308       35,239,800      38,253,833         33,510,294
                                                                ============     ============    ============       ============

EARNINGS PER COMMON SHARE - DILUTED
 Income before extraordinary item (net of  preferred
    dividend) ..............................................    $       0.61     $       0.55    $       1.18       $       1.03
                                                                ------------     ------------    ------------       ------------
  Extraordinary item .......................................              --               --           (0.01)                --
                                                                ------------     ------------    ------------       ------------
  Net income available to common shareholders ..............    $       0.61     $       0.55    $       1.17       $       1.03
                                                                ============     ============    ============       ============

  Weighted average common shares outstanding ...............      38,940,186       35,772,546      38,685,353         34,004,073
                                                                ============     ============    ============       ============
  Dividends declared .......................................    $       0.70     $       0.65    $       1.40       $       1.30
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

                             POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                       PREFERRED      COMMON          PAID-IN     ACCUMULATED
                                                        SHARES        SHARES          CAPITAL      EARNINGS         TOTAL
                                                       ---------     --------       -----------   -----------    -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1998 .............................      $     50      $    380       $ 1,051,256    $      --      $ 1,051,686
  Proceeds from Dividend Reinvestment and
   Employee Stock Purchase Plans ................            --             4             9,047           --            9,051
  Adjustment for minority interest of unitholders
   in Operating Partnership at dates of capital
   transactions .................................            --            --             1,288           --            1,288
  Net income ....................................            --            --                --       51,251           51,251
  Dividends to preferred shareholders ...........            --            --                --       (5,938)          (5,938)
  Dividends to common shareholders ..............            --            --            (8,306)     (45,313)         (53,619)
                                                       --------      --------       -----------    ---------      -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  JUNE 30, 1999 .................................      $     50      $    384       $ 1,053,285    $      --      $ 1,053,719
                                                       ========      ========       ===========    =========      ===========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              POST PROPERTIES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                 -------------------------
                                                                                                   1999            1998
                                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................................      $  51,251       $  40,390
Adjustments to reconcile net income to net cash provided by operating activities:
  Net loss on sale of assets ..............................................................          1,091              --
  Loss on unused treasury locks ...........................................................             --           1,944
  Minority interest of unitholders in Operating Partnership ...............................          6,229           5,412
  Extraordinary item, net of minority interest of unitholders
   in Operating Partnership ...............................................................            458              --
  Depreciation ............................................................................         26,995          22,281
  Amortization of deferred loan costs .....................................................            706             558
  Other ...................................................................................             --             168
Changes in assets, (increase) decrease in:
  Restricted cash .........................................................................           (168)            378
  Other assets ............................................................................        (10,070)        (14,051)
  Deferred charges ........................................................................         (1,051)         (4,958)
Changes in liabilities, increase (decrease) in:
  Accrued interest payable ................................................................           (143)            165
  Accounts payable and accrued expenses ...................................................          3,203          (7,265)
  Security deposits and prepaid rents .....................................................            213             617
                                                                                                 ---------       ---------
Net cash provided by operating activities .................................................         78,714          45,639
                                                                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets, net of payables .......................       (134,855)       (132,243)
Net proceeds from sale of assets ..........................................................         10,007              --
Capitalized interest ......................................................................         (9,568)         (7,680)
Payment for unused treasury locks .........................................................             --          (1,944)
Recurring capital expenditures ............................................................         (4,679)         (3,041)
Corporate additions and improvements ......................................................         (2,360)         (4,127)
Non-recurring capital expenditures ........................................................         (1,013)           (889)
Revenue generating capital expenditures ...................................................         (2,114)         (7,790)
                                                                                                 ---------       ---------
Net cash used in investing activities .....................................................       (144,582)       (157,714)
                                                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs ................................................................         (1,495)             --
Debt proceeds .............................................................................        155,000          95,680
Proceeds from sale of notes ...............................................................             --         150,000
Proceeds from issuance of preferred shares ................................................             --          48,284
Proceeds from issuance of common shares ...................................................             --         186,900
Debt payments .............................................................................        (53,491)       (335,090)
Distributions to unitholders ..............................................................         (7,041)         (6,496)
Proceeds from Dividend Reinvestment and
  Employee Stock Purchase Plans ...........................................................          9,051           8,873
Dividends paid to preferred shareholders ..................................................         (5,938)         (2,566)
Dividends paid to common shareholders .....................................................        (48,447)        (40,472)
                                                                                                 ---------       ---------
Net cash provided by financing activities .................................................         47,639         105,113
                                                                                                 ---------       ---------
Net decrease in cash and cash equivalents .................................................        (18,229)         (6,962)
Cash and cash equivalents, beginning of period ............................................         21,154          10,879
                                                                                                 ---------       ---------
Cash and cash equivalents, end of period ..................................................      $   2,925       $   3,917
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

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As of June 30, 1999, the Operating Partnership had $231,000 aggregate principal amount of notes outstanding under the MTN Program.

         On July 23, 1999, the Operating Partnership issued $104 million of secured notes to the Federal National Mortgage Association ("FNMA"). These notes bear interest at 30-day LIBOR plus credit enhancement, liquidity and service fees of .935%, mature on July 23, 2029 and are secured by five apartment communities. The Operating Partnership has an option to call these notes after 10 years from the issuance date. Net proceeds of $101,998 were used to repay outstanding indebtedness.

         On May 7, 1999, the Operating Partnership amended its syndicated unsecured line of credit (the "Revolver") to increase its maximum capacity to $350 million. Currently, $310 million of the Revolver is subscribed and available to the Operating Partnership. Borrowing under the Revolver bears interest at LIBOR plus .825% or prime minus .25%. The Revolver matures on April 30, 2002.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


3.       EARNINGS PER SHARE

         For the three and six months ended June 30, 1999 and 1998, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:


                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                              JUNE 30,
                                                     -------------------------------       -------------------------------
                                                         1999               1998               1999               1998
                                                     ------------       ------------       ------------       ------------
Basic and diluted income available to common
  shareholders (numerator):
  Income before extraordinary item ............      $     26,863       $     22,535       $     51,709       $     40,390
    Less: Preferred stock dividends ...........            (2,969)            (2,969)            (5,938)            (5,535)
                                                     ------------       ------------       ------------       ------------
  Income available to common shareholders
    before extraordinary item .................      $     23,894       $     19,566       $     45,771       $     34,855
                                                     ============       ============       ============       ============
Common shares (denominator):
  Weighted average shares outstanding-basic ...        38,357,308         35,239,800         38,253,833         33,510,294
  Incremental shares from assumed conversion
    of options ................................           582,878            532,746            431,520            493,779
                                                     ------------       ------------       ------------       ------------
  Weighted average shares outstanding - diluted        38,940,186         35,772,546         38,685,353         34,004,073
                                                     ============       ============       ============       ============

4.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the six months ended June 30, 1999 and 1998 were as follows:

         During the six months ended June 30, 1999 and 1998, holders of 17,299 and 750 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. The net effect of these conversions and adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans was a reclassification decreasing minority interest and increasing shareholder's equity in the amount of $1,288 for the six months ended June 30, 1999 and increasing minority interest and decreasing shareholders' equity in the amount of $10,311 for the six months ended June 30, 1998.

5.       NEW ACCOUNTING PRONOUNCEMENT

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended by FAS 137, "Deferral of the Effective Date of FAS 133," is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

6.       SEGMENT INFORMATION

         SEGMENT DESCRIPTION
         The Company adopted SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 requires companies to present segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)



Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                -----------------------       -------------------------
                                                  1999           1998           1999            1998
                                                --------       --------       ---------       ---------
REVENUES
Fully stabilized communities .............      $ 59,159       $ 57,232       $ 117,286       $ 113,407
Communities stabilized during 1998 .......         5,522          4,646          11,019           8,543
Development and lease-up communities .....        13,299          4,271          24,375           7,286
Sold communities .........................            --            383             318             768
Third party services .....................         3,276          2,633           5,874           4,696
Other ....................................         4,231          4,312           7,413           7,740
                                                --------       --------       ---------       ---------

Consolidated revenues ....................      $ 85,487       $ 73,477       $ 166,285       $ 142,440
                                                ========       ========       =========       =========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities .............      $ 40,354       $ 38,723       $  81,073       $  77,383
Communities stabilized during 1998 .......         3,696          3,275           7,544           5,705
Development and lease-up communities .....         7,948          1,817          14,560           3,038
Sold communities .........................           (16)           246             191             496
Third party services .....................           476            491             695             697
                                                --------       --------       ---------       ---------

Contribution to FFO ......................        52,458         44,552         104,063          87,319
                                                --------       --------       ---------       ---------

Other operating income, net of expense ...         1,804          1,782           2,220           2,990
Depreciation on non-real estate assets ...          (511)          (127)           (898)           (472)
Minority interest in consolidated property
   partnerships ..........................          (185)          (139)           (276)           (198)
Interest expense .........................        (8,150)        (7,344)        (15,368)        (15,693)
Amortization of deferred loan costs ......          (364)          (293)           (706)           (558)
General and administrative ...............        (1,648)        (1,600)         (3,909)         (3,833)
Dividends to preferred shareholders ......        (2,969)        (2,969)         (5,938)         (5,535)
                                                --------       --------       ---------       ---------

Total FFO ................................        40,435         33,862          79,188          64,020
                                                --------       --------       ---------       ---------

Depreciation on real estate assets .......       (13,780)       (11,394)        (26,097)        (21,809)
Net loss on sale of assets ...............           476             --          (1,091)             --
Loss on unused treasury locks ............            --             --              --          (1,944)
Minority interest of unitholders in
   Operating Partnership .................        (3,237)        (2,902)         (6,229)         (5,412)
Dividends to preferred shareholders ......         2,969          2,969           5,938           5,535
                                                --------       --------       ---------       ---------

Income before extraordinary item
   and preferred dividends ...............      $ 26,863       $ 22,535       $  51,709       $  40,390
                                                ========       ========       =========       =========

                           POST APARTMENT HOMES, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1999              1998
                                                                                    -----------      ------------
                                                                                    (UNAUDITED)
ASSETS
   Real estate:
     Land ...............................................................           $   269,468       $   252,922
     Building and improvements ..........................................             1,523,785         1,379,847
     Furniture, fixtures and equipment ..................................               126,921           108,233
     Construction in progress ...........................................               467,635           480,267
     Land held for future development ...................................                20,058            33,805
                                                                                    -----------       -----------
                                                                                      2,407,867         2,255,074
     Less: accumulated depreciation .....................................              (273,210)         (247,148)
                                                                                    -----------       -----------
     Operating real estate assets .......................................             2,134,657         2,007,926
   Cash and cash equivalents ............................................                 2,925            21,154
   Restricted cash ......................................................                 1,516             1,348
   Deferred charges, net ................................................                19,636            18,686
   Other assets .........................................................                27,669            17,599
                                                                                    -----------       -----------
     Total assets .......................................................           $ 2,186,403       $ 2,066,713
                                                                                    ===========       ===========
LIABILITIES AND PARTNERS' EQUITY
   Notes payable ........................................................           $   901,517       $   800,008
   Accrued interest payable .............................................                 7,466             7,609
   Distributions payable ................................................                30,536            25,115
   Accounts payable and accrued expenses ................................                61,283            48,214
   Security deposits and prepaid rents ..................................                 8,929             8,716
                                                                                    -----------       -----------
     Total liabilities ..................................................             1,009,731           889,662
                                                                                    -----------       -----------
   Commitments and contingencies
   Partners' equity .....................................................             1,176,672         1,177,051
                                                                                    -----------       -----------
     Total liabilities and partners' equity .............................           $ 2,186,403       $ 2,066,713
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

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                                -----------------------------       -----------------------------
                                                                    1999             1998               1999             1998
                                                                ------------     ------------       ------------     ------------
REVENUES
  Rental .................................................      $     78,098     $     66,799       $    153,683     $    130,852
  Property management - third party ......................               768              780              1,639            1,517
  Landscape services - third party .......................             2,508            1,853              4,235            3,179
  Interest ...............................................               305              177                370              303
  Other ..................................................             3,808            3,868              6,358            6,589
                                                                ------------     ------------       ------------     ------------
         Total revenue ...................................            85,487           73,477            166,285          142,440
                                                                ------------     ------------       ------------     ------------
EXPENSES
   Property operating and maintenance (exclusive of items
   shown separately below) ...............................            28,425           25,001             54,823           48,132
  Depreciation (real estate assets) ......................            13,780           11,394             26,097           21,809
  Depreciation (non-real estate assets) ..................               511              127                898              472
  Property management - third party ......................               706              614              1,425            1,198
  Landscape services - third party .......................             2,094            1,528              3,754            2,801
  Interest ...............................................             8,150            7,344             15,368           15,693
  Amortization of deferred loan costs ....................               364              293                706              558
  General and administrative .............................             1,648            1,600              3,909            3,833
  Minority interest in consolidated property partnerships                185              139                276              198
                                                                ------------     ------------       ------------     ------------
   Total expenses ........................................            55,863           48,040            107,256           94,694
                                                                ------------     ------------       ------------     ------------
  Income before net gain (loss) on sale of assets, loss on
   unused treasury locks and extraordinary item ..........            29,624           25,437             59,029           47,746
  Net gain (loss) on sale of assets ......................               476               --             (1,091)              --
  Loss on unused treasury locks ..........................                --               --                 --           (1,944)
                                                                ------------     ------------       ------------     ------------
  Income before extraordinary item .......................            30,100           25,437             57,938           45,802
  Extraordinary item .....................................                --               --               (521)              --
                                                                ------------     ------------       ------------     ------------
  Net income .............................................            30,100           25,437             57,417           45,802
  Distributions to preferred unitholders .................            (2,969)          (2,969)            (5,938)          (5,535)
                                                                ------------     ------------       ------------     ------------
  Net income available to common unitholders .............      $     27,131     $     22,468       $     51,479     $     40,267
                                                                ============     ============       ============     ============
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item (net of preferred
   distributions) ........................................      $       0.62     $       0.56       $       1.19     $       1.04
  Extraordinary item .....................................                --               --              (0.01)              --
                                                                ------------     ------------       ------------     ------------
  Net income available to common unitholders .............      $       0.62     $       0.56               1.18     $       1.04
                                                                ============     ============       =============    ============
  Weighted average common units outstanding ..............        43,559,609       40,455,524         43,462,809       38,726,080
                                                                ============     ============       ============     ============
EARNINGS PER COMMON UNIT- DILUTED
  Income before extraordinary item (net of preferred
   distributions) ........................................      $       0.61     $       0.55       $       1.18     $       1.03
  Extraordinary item .....................................                --               --              (0.01)              --
                                                                ------------     ------------       ------------     ------------
  Net income available to common unitholders .............      $       0.61     $       0.55       $       1.17     $       1.03
                                                                ============     ============       ============     ============
  Weighted average common units outstanding ..............        44,142,487       40,988,270         43,894,329       39,219,859
                                                                ============     ============       ============     ============
   Distributions declared ................................      $       0.70     $       0.65       $       1.40     $       1.30
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

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                  GENERAL         LIMITED
                                                                  PARTNER         PARTNERS            TOTAL
                                                                  --------       -----------       -----------
PARTNERS' EQUITY, DECEMBER 31, 1998 ........................      $ 11,795       $ 1,165,256       $ 1,177,051
Contributions from the Company related to Dividend
  Reinvestment and Employee Stock Purchase Plans ...........            91             8,960             9,051
Distributions to preferred unitholders .....................            --            (5,938)           (5,938)
Distributions to common unitholders ........................          (609)          (60,300)          (60,909)
Net income .................................................           574            56,843            57,417
                                                                  --------       -----------       -----------
PARTNERS' EQUITY, JUNE 30, 1999 ............................      $ 11,851       $ 1,164,821       $ 1,176,672
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

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       -------------------------
                                                                          1999            1998
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income .....................................................      $  57,417       $  45,802
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Net loss on sale of assets ...................................          1,091              --
   Loss on unused treasury locks ................................             --           1,944
   Extraordinary item ...........................................            521              --
   Depreciation .................................................         26,995          22,281
   Amortization of deferred loan costs ..........................            706             558
   Other ........................................................             --             168
 Changes in assets, (increase) decrease in:
   Restricted cash ..............................................           (168)            378
   Other assets .................................................        (10,070)        (14,051)
   Deferred charges .............................................         (1,051)         (4,958)
 Changes in liabilities, increase (decrease) in:
   Accrued interest payable .....................................           (143)            165
   Accounts payable and accrued expenses ........................          3,203          (7,265)
   Security deposits and prepaid rents ..........................            213             617
                                                                       ---------       ---------
 Net cash provided by operating activities ......................         78,714          45,639
                                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction and acquisition of real estate assets,
   net of payables ..............................................       (134,855)       (132,243)
 Net proceeds from sale of assets ...............................         10,007              --
 Capitalized interest ...........................................         (9,568)         (7,680)
 Payment for unused treasury locks ..............................             --          (1,944)
 Recurring capital expenditures .................................         (4,679)         (3,041)
 Corporate additions and improvements ...........................         (2,360)         (4,127)
 Non-recurring capital expenditures .............................         (1,013)           (889)
 Revenue generating capital expenditures ........................         (2,114)         (7,790)
                                                                       ---------       ---------
 Net cash used in investing activities ..........................       (144,582)       (157,714)
                                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of financing costs .....................................         (1,495)             --
 Debt proceeds ..................................................        155,000          95,680
 Proceeds from the sale of notes ................................             --         150,000
 Proceeds from issuance of preferred units ......................             --          48,284
 Proceeds from issuance of common units .........................             --         186,900
 Debt payments ..................................................        (53,491)       (335,090)
 Proceeds from contributions from the Company related to Dividend
   Reinvestment and Employee Stock Purchase Plans ...............          9,051           8,873
 Dividends paid to preferred unitholders ........................         (5,938)         (2,566)
 Dividends paid to common unitholders ...........................        (55,488)        (46,968)
                                                                       ---------       ---------
 Net cash provided by financing activities ......................         47,639         105,113
                                                                       ---------       ---------
 Net decrease in cash and cash equivalents ......................        (18,229)         (6,962)
 Cash and cash equivalents, beginning of period .................         21,154          10,879
                                                                       ---------       ---------
 Cash and cash equivalents, end of period .......................      $   2,925       $   3,917
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

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As of June 30, 1999, the Operating Partnership had $231,000 aggregate principal amount of notes outstanding under the MTN Program.

         On July 23, 1999, the Operating Partnership issued $104 million of secured notes to FNMA. These notes bear interest at 30-day LIBOR plus credit enhancement, liquidity and service fees of .935%, mature on July 23, 2029 and are secured by five apartment communities. The Operating Partnership has an option to call these notes after 10 years from the issuance date. Net proceeds of $101,998 were used to repay outstanding indebtedness.

         On May 7, 1999, the Operating Partnership amended its syndicated unsecured line of credit (the "Revolver") to increase its maximum capacity to $350 million. Currently, $310 million of the Revolver is subscribed and available to the Operating Partnership. Borrowing under the Revolver bears interest at LIBOR plus .825% or prime minus .25%. The Revolver matures on April 30, 2002.

         On March 30, 1999, the Operating Partnership issued $50 million of secured notes to an insurance company. These notes bear interest at 6.5% (with an effective rate of 7.3% after consideration of a terminated interest rate swap agreement) mature on March 1, 2009 and are secured by two apartment communities. Net proceeds of $49,933 were used to repay outstanding indebtedness.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


3.       EARNINGS PER UNIT

         For the three and six months ended June 30, 1999 and 1998, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per unit is as follows:


                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                              -------------------------------       -------------------------------
                                                                  1999              1998                1999               1998
                                                              ------------       ------------       ------------       ------------
Basic and diluted income available to common
  unitholders (numerator):
  Income before extraordinary item .....................      $     30,100       $     25,437       $     57,938       $     45,802
    Less: Preferred unit distributions .................            (2,969)            (2,969)            (5,938)            (5,535)
                                                              ------------       ------------       ------------       ------------
  Income available to common unitholders
    before extraordinary item ..........................      $     27,131       $     22,468       $     52,000       $     40,267
                                                              ============       ============       ============       ============
Common units (denominator):
  Weighted average units outstanding - basic ...........        43,559,609         40,455,524         43,462,809         38,726,080
  Incremental units from assumed conversion
    of options .........................................           582,878            532,746            431,520            493,779
                                                              ------------       ------------       ------------       ------------
  Weighted average units outstanding - diluted .........        44,142,487         40,988,270         43,894,329         39,219,859
                                                              ============       ============       ============       ============

4.       NEW ACCOUNTING PRONOUNCEMENT

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended by FAS 137, "Deferral of the Effective Date of FAS 133," is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Operating Partnership). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


Summarized financial information concerning the Operating Partnership's reportable segments is shown in the following tables.

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                    -----------------------       -------------------------
                                                      1999           1998           1999             1998
                                                    --------       --------       ---------       ---------
REVENUES
Fully stabilized communities .................      $ 59,159       $ 57,232       $ 117,286       $ 113,407
Communities stabilized during 1998 ...........         5,522          4,646          11,019           8,543
Development and lease-up communities .........        13,299          4,271          24,375           7,286
Sold communities .............................            --            383             318             768
Third party services .........................         3,276          2,633           5,874           4,696
Other ........................................         4,231          4,312           7,413           7,740
                                                    --------       --------       ---------       ---------

Consolidated revenues ........................      $ 85,487       $ 73,477       $ 166,285       $ 142,440
                                                    ========       ========       =========       =========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities .................      $ 40,354       $ 38,723       $  81,073       $  77,383
Communities stabilized during 1998 ...........         3,696          3,275           7,544           5,705
Development and lease-up communities .........         7,948          1,817          14,560           3,038
Sold communities .............................           (16)           246             191             496
Third party services .........................           476            491             695             697
                                                    --------       --------       ---------       ---------

Contribution to FFO ..........................        52,458         44,552         104,063          87,319
                                                    --------       --------       ---------       ---------

Other operating income, net of expense .......         1,804          1,782           2,220           2,990
Depreciation on non-real estate assets .......          (511)          (127)           (898)           (472)
Minority interest in consolidated property
partnership ..................................          (185)          (139)           (276)           (198)
Interest expense .............................        (8,150)        (7,344)        (15,368)        (15,693)
Amortization of deferred loan costs ..........          (364)          (293)           (706)           (558)
General and administrative ...................        (1,648)        (1,600)         (3,909)         (3,833)
Distributions to preferred unitholders .......        (2,969)        (2,969)         (5,938)         (5,535)
                                                    --------       --------       ---------       ---------

Total FFO ....................................        40,435         33,862          79,188          64,020
                                                    --------       --------       ---------       ---------

Depreciation on real estate assets ...........       (13,780)       (11,394)        (26,097)        (21,809)
Net loss on sale of assets ...................           476             --          (1,091)             --
Loss on unused treasury locks ................            --             --              --          (1,944)
Distributions to preferred unitholders .......         2,969          2,969           5,938           5,535
                                                    --------       --------       ---------       ---------

Income before extraordinary item and preferred
distributions ................................      $ 30,100       $ 25,437       $  57,938       $  45,802
                                                    ========       ========       =========       =========

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

As of June 30, 1999, there were 43,623,493 units in the Operating Partnership outstanding, of which 38,425,068, or 88.1%, were owned by the Company and 5,198,425, or 11.9%, were owned by other limited partners (including certain officers and directors of the Company). As of June 30, 1999, there were 5,000,000 Perpetual Preferred Units outstanding, all of which were owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

The Company recorded net income available to common shareholders of $23,894 and $45,313 for the three and six months ended June 30, 1999, respectively, an increase of 22.1% and 30.0% over the corresponding periods in 1998 primarily as a result of additional units placed in service through the development of new communities and increases in rental rates on existing units.

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

As of June 30, 1999, the Company's portfolio of apartment communities consisted of the following: (i) 68 communities which were completed and stabilized for all of the current and prior year, (ii) seven communities which achieved full stabilization during the prior year and (iii) 25 communities either stabilized in the current year or presently in the development or lease-up stages.

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

Since its inception, the Company has applied an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the three and six months ended June 30, 1999 were $688 and $1,097, respectively. Lease up deficits for the three and six months ended June 30, 1998 were $549 and $1,370, respectively.

In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1998.


ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and six months ended June 30, 1999 and 1998 is summarized as follows:

                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                JUNE 30,                                  JUNE 30,
                                                   ---------------------------------       -----------------------------------
                                                     1999         1998      %CHANGE          1999          1998        %CHANGE
                                                   --------     -------     --------       --------      --------      -------
Rental and other revenue:
Mature communities (1) ......................      $59,159      $57,232         3.4%       $117,286      $113,407         3.4%
Communities stabilized during 1998 ..........        5,522        4,646        18.9%         11,019         8,543        29.0%
Development and lease-up communities (2) ....       13,299        4,271       211.4%         24,375         7,286       234.5%
Sold communities (3) ........................           --          383      (100.0)%           318           768       (58.5)%
Other revenue (4) ...........................        3,926        4,135        (5.1)%         7,043         7,437        (5.3)%
                                                   -------      -------                    --------      --------
                                                    81,906       70,667        15.9%        160,041       137,441        16.4%
                                                   -------      -------                    --------      --------

Property operating and maintenance expense
(exclusive of depreciation and amortization):
Mature communities (1) ......................       18,805       18,509         1.6%         36,213        36,024         0.5%
Communities stabilized during 1998 ..........        1,826        1,371        33.2%          3,475         2,838        22.4%
Development and lease-up communities (2) ....        5,351        2,455       118.0%          9,815         4,248       131.0%
Sold communities (3) ........................           16          137       (88.3)%           128           272       (52.9)%
Other expenses (5) ..........................        2,427        2,529        (4.0)%         5,192         4,750         9.3%
                                                   -------      -------                    --------      --------
                                                    28,425       25,001        13.7%         54,823        48,132        13.9%
                                                   -------      -------                    --------      --------
Revenue in excess of specified expense ......      $53,481      $45,666        17.1%       $105,218      $ 89,309        17.8%
                                                   =======      =======                    ========      ========


Recurring capital expenditures: (6)
  Carpet ....................................      $   700      $   621        12.7%       $  1,407      $  1,203        17.0%
  Other .....................................        2,106        1,267        66.2%          3,272         1,838        78.0%
                                                   -------      -------                    --------      --------
  Total .....................................      $ 2,806      $ 1,888        48.6%       $  4,679      $  3,041        53.9%
                                                   =======      =======                    ========      ========

Average apartment units in service ..........       29,138       27,114         7.5%         28,944        26,816         7.9%
                                                   =======      =======                    ========      ========
Recurring capital expenditures per
  apartment unit ............................      $    96      $    70        37.1%       $    162      $    113        43.4%
                                                   =======      =======                    ========      ========


(1)      Communities which reached stabilization prior to January 1, 1998.
(2) Communities in the "construction", "development" or "lease-up" stage during 1998 and, therefore, not considered fully stabilized for all of the periods presented.
(3) Includes one community, containing 198 units, which was sold on March 19, 1999.
(4) Includes revenue from furnished apartment rentals above the unfurnished rental rates, revenue from commercial properties and other revenue not directly related to property operations.
(5) Includes certain indirect central office operating expenses related to management, grounds maintenance, costs associated with furnished apartment rentals and operating expenses from commercial properties.

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

For the three and six months ended June 30, 1999, rental and other revenue increased $11,239, or 15.9%, and $22,600, or 16.4%, respectively, compared to the same periods in the prior year primarily as a result of the completion of new communities and increased rental rates for existing communities. For the three and six months ended June 30, 1999, property operating and maintenance expenses increased $3,424, or 13.7%, and $6,691, or 13.9%, respectively, compared to the same periods in the prior year, primarily as a result of the completion of new communities.

For the three and six months ended June 30, 1999, recurring capital expenditures increased $918, or 48.6% ($26, or 37.1% on a per unit apartment basis), and $1,638, or 53.9% ($49, or 43.4% on a per unit apartment basis), respectively, compared to the same periods in the prior year, primarily due to the completion of new communities and the timing of capital expenditures.

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

The operating performance of the 68 communities containing an aggregate of 23,461 units which were fully stabilized as of January 1, 1998, is summarized as follows:

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              JUNE 30,                                JUNE 30,
                                                --------------------------------       ------------------------------------
                                                                            %                                          %
                                                   1999       1998       CHANGE          1999           1998         CHANGE
                                                --------    --------    --------       --------       --------       ------
Rental and other revenue (1) .................    59,159    $ 57,232        3.4%       $117,286       $113,407         3.4%
Property operating and maintenance
   expense (exclusive of depreciation and
   amortization) (1) .........................    18,805      18,509        1.6%         36,213         36,024         0.5%
                                                --------    --------                   --------       --------
Revenue in excess of specified expense .......  $ 40,354    $ 38,723        4.2%       $ 81,073       $ 77,383         4.8%
                                                --------    --------                   --------       --------
Recurring capital expenditures: (2)
   Carpet ....................................  $    700    $    593       18.0%       $  1,397       $  1,151        21.4%
   Other .....................................     1,990       1,227       62.2%          3,073          1,779        72.7%
                                                --------    --------                   --------       --------
   Total .....................................  $  2,690    $  1,820       47.8%       $  4,470       $  2,930        52.6%
                                                ========    ========                   ========       ========
Recurring capital expenditures per
   apartment unit (3) ........................  $    115    $     78       47.4%       $    191       $    125        52.8%
                                                ========    ========                   ========       ========

Average economic occupancy (4) ...............      96.6%       96.9%      (0.3)%          96.4%          96.7%       (0.3)%
                                                ========    ========                   ========       ========

Average monthly rental rate per
   apartment unit (5) ........................   $   844    $    823        2.6%       $    841       $    819         2.7%
                                                ========    ========                   ========       ========

Apartment units in service ...................    23,461      23,461                     23,461         23,461
                                                ========    ========                   ========       ========




(1)      Communities which reached stabilization prior to January 1, 1998.
(2) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(3) In addition to such capitalized expenditures, the Company expensed $167 and $196 per unit on building maintenance (inclusive of direct salaries) and $65 and $63 per unit on landscaping (inclusive of direct salaries) for the three months ended June 30, 1999 and 1998, respectively.
(4) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 95.5% and 95.1% for the three months ended June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999 and 1998, concessions were $537 and $922, respectively, and employee discounts were $142 and $130, respectively.
(5) Average monthly rental rate is defined as the average of the gross actual rates for occupied units and the anticipated rental rates for unoccupied units.

For the three and six months ended June 30, 1999, rental and other revenue increased $1,927, or 3.4%, and $3,879, or 3.4%, respectively, compared to the same periods in the prior year, primarily due to increased rental rates. For the three and six months ended June 30, 1999, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $296, or 1.6%, and $189, or 0.5%, respectively, compared to the same periods in the prior year, primarily as a result of increased personnel and property tax expenses partially offset by a decline in utilities expense as a result of water submetering.

For the three and six months ended June 30, 1999, recurring capital expenditures per unit increased $37, or 47.4%, and $66, or 52.8%, respectively, as a result of the timing of expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three and six months ended June 30, 1999 and 1998 is summarized as follows:

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         JUNE 30,                                JUNE 30,
                                           -----------------------------------     -----------------------------------
                                              1999        1998       %CHANGE          1999         1998       %CHANGE
                                           ----------  ----------   ----------     ---------    ---------     -------
Property management and other revenue..    $      768   $     780       (1.5)%     $   1,639    $   1,517        8.0%
Property management expense............           496         423       17.3%          1,031          831       24.1%
General and administrative expense.....           210         191        9.9%            394          367        7.4%
Depreciation expense...................             6           9      (33.3)%            13           18      (27.8)%
                                           ----------   ---------                  ---------    ---------
Revenue in excess of specified expense.    $       56   $     157      (64.3)%     $     201    $     301      (33.2)%
                                           ==========   =========                  =========    =========
Average apartment units managed........        12,346      11,278        9.5%         12,148       10,965       10.8%
                                           ==========   =========                  =========    =========


The decrease in revenue in excess of specified expense for the three and six months ended June 30, 1999 compared to the same period in the prior year is primarily attributable to the management of more communities in lease-up phases as a result of turnover in management contracts.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc. ("Post Landscape Group"), formerly called Post Landscape Services, Inc.

The operating performance of Post Landscape Group for the three and six months ended June 30, 1999 and 1998 is summarized as follows:

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            JUNE 30,                                JUNE 30,
                                              ------------------------------------     ----------------------------------
                                               1999          1998        % CHANGE        1999         1998       % CHANGE
                                              ------        ------       --------      -------       ------      --------
Landscape services and other revenue .....    $2,508        $1,853         35.3%       $ 4,235       $3,179         33.2%
Landscape services expense ...............     1,834         1,312         39.8%         3,242        2,371         36.7%
General and administrative expense .......       260           216         20.4%           512          430         19.1%
Depreciation expense .....................        73            41         78.0%           134           66        103.0%
                                              ------        ------                     -------       ------
Revenue in excess of specified expense ...    $  341        $  284         20.1%       $   347       $  312         11.2%
                                              ======        ======                     =======       ======

The increase in landscape services and other revenue, landscape services expense and general and administrative expense for the three and six months ended June 30, 1999 compared to the same periods in 1998 is primarily due to increases in landscape contracts. The increase in depreciation expense is primarily due to leasehold improvements acquired in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



OTHER EXPENSES

Real estate depreciation expense increased $2,386, or 20.9%, and $4,288, or 19.7%, respectively, for the three and six months ended June 30, 1999 compared to the same period in the prior year, primarily as a result of an increase in units in service. Non-real estate depreciation increased $384, or 302.4%, and $426, or 90.3%, respectively, for the three and six months ended June 30, 1999 compared to the same period in the prior year as a result of additional leasehold improvements and technology expenditures.

General and administrative expense remained relatively consistent for the three and six months ended June 30, 1999 compared to the same period in the prior year.

The loss on unused treasury locks for the six months ended June 30, 1998 of $1,944 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

The extraordinary item of $458 for the six months ended June 30, 1999, net of minority interest portion, was due to the write off of loan costs resulting from the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $45,639 for the six months ended June 30, 1998 to $78,714 for the six months ended June 30, 1999, principally due to increases in net income and changes in working capital. Net cash used in investing activities decreased from $157,714 in the six months ended June 30, 1998 to $144,582 in the six months ended June 30, 1999, principally due to proceeds from the sale of one community in March 1999 and reduced capital expenditures. The Company's net cash provided by financing activities decreased from $105,113 for the six months ended June 30, 1998 to $47,639 for the six months ended June 30, 1999, primarily due to reduced proceeds from debt and equity offerings partially offset by reduced debt payments.

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

At June 30, 1999, the Company had total indebtedness of $901,517, an increase of $101,509 from its total indebtedness at December 31, 1998, and cash and cash equivalents of $2,925. At June 30, 1999, the Company's indebtedness included approximately $95,849 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880, senior unsecured notes of $406,000, borrowings under the Revolver of $140,000 and other unsecured lines of credit and unsecured debt of $23,788.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Lines Of Credit
On May 7, 1999, the Operating Partnership amended its syndicated unsecured line of credit (the "Revolver") increasing its maximum capacity to $350 million. At June 30, 1999, $310 million of the Revolver was subscribed and available to the Operating Partnership. Borrowing under the Revolver bears interest at LIBOR plus
 .825% or prime minus .25%. The Revolver matures on April 30, 2002. At June 30, 1999, there was $140,000 outstanding under its Revolver and $21,788 under its other lines of credit.

Medium Term Notes
The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As of June 30, 1999, the Operating Partnership had $231,000 aggregate principle amount of notes outstanding under the MTN Program. The Remarketed Reset Notes under this program were repaid on April 7, 1999.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for its outstanding tax-exempt bonds. Under an agreement with the FNMA, FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for the bond issues, aggregating $235,880, which were reissued. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Secured Debt
On March 30, 1999, the Operating Partnership issued $50 million of secured notes to an insurance company. These notes bear interest at 6.5% with an effective rate of 7.3% after consideration of a terminated swap agreement, mature on March 1, 2009 and are secured by two apartment communities. Net proceeds of $49,933 were used to repay outstanding indebtedness.

On July 23, 1999, the Operating Partnership issued $104 million of secured notes to FNMA. These notes bear interest at 30-day LIBOR plus credit enhancement, liquidity and service fees of .935%, mature on July 23, 2029 and are secured by five apartment communities. The Operating Partnership has an option to call these notes after 10 years from the issuance date. Net proceeds of $101,998 were used to repay outstanding indebtedness.

Conventional Floating Rate Debt
Management intends to repay the indebtedness relating to The Rice of $20 million at maturity using proceeds from the Revolver.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



Schedule of Indebtedness
The following table reflects the Company's indebtedness at June 30, 1999:

                                                                                                         MATURITY     PRINCIPAL
             DESCRIPTION                            LOCATION                INTEREST RATE                DATE (1)      BALANCE
             -----------                            --------                -------------                --------     ---------
CONVENTIONAL FIXED RATE (SECURED)
Post Hillsboro Village &
   The Lee Apartments...............              Nashville, TN                   9.20%                  10/01/01     $    2,940
Parkwood Townhomes(TM) .............              Dallas, TX                     7.375%                  04/01/14            849
Northwestern Mutual Life ...........              Atlanta, GA                     6.50%                  03/01/09         49,868
                                                                                                                      ----------
                                                                                                                          53,657
                                                                                                                      ----------
CONVENTIONAL FLOATING RATE (SECURED)
Addison Circle Apartment Homes
   by Post(TM)- Phase I ............              Dallas, TX              LIBOR +  .75%                  06/15/00         22,192
The Rice ...........................              Houston, TX             LIBOR + 1.90%                  08/26/99         20,000
                                                                                                                      ----------
                                                                                                                          42,192
                                                                                                                      ----------
TAX EXEMPT FLOATING RATE (SECURED)

Post Ashford(R)Series 1995 ...............        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25          9,895
Post Valley(R)Series 1995 ................        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25         18,600
Post Brook(R)Series 1995 .................        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25          4,300
Post Village(R)(Atlanta) Hills Series 1995        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25          7,000
Post Mill(R)Series 1995 ..................        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25         12,880
Post Canyon(R)Series 1996 ................        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25         16,845
Post Corners(R)Series 1996 ...............        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25         14,760
Post Bridge(R) ...........................        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25         12,450
Post Village(R)(Atlanta) Gardens .........        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25         14,500
Post Chase(R) ............................        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25         15,000
Post Walk(R) .............................        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25         15,000
Post Lake(R) .............................        Orlando, FL        "AAA" NON-AMT + .515% (2)(3)        06/01/25         28,500
Post Fountains at Lee Vista(R) ...........        Orlando, FL        "AAA" NON-AMT + .515% (2)(3)        06/01/25         21,500
Post Village(R) (Atlanta) Fountains
   and Meadows ...........................        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25         26,000
Post Court(R) ............................        Atlanta, GA        "AAA" NON-AMT + .515% (2)(3)        06/01/25         18,650
                                                                                                                      ----------
                                                                                                                         235,880
                                                                                                                      ----------
SENIOR NOTES (UNSECURED)
Medium Term Notes....................                N/A                          6.22%                  12/31/99         16,000
Medium Term Notes....................                N/A                   LIBOR + .25%                  03/03/00         30,000
Northwestern Mutual Life.............                N/A                          8.21%                  06/07/00         30,000
Medium Term Notes....................                N/A                          7.02%                  04/02/01         37,000
Northwestern Mutual Life.............                N/A                          8.37%                  06/07/02         20,000
Senior Notes.........................                N/A                          7.25%                  10/01/03        100,000
Medium Term Notes....................                N/A                          7.30%                  04/01/04         13,000
Medium Term Notes....................                N/A                          6.69%                  09/22/04         10,000
Medium Term Notes....................                N/A                          6.78%                  09/22/05         25,000
Senior Notes.........................                N/A                          7.50%                  10/01/06         25,000
Mandatory Par Put Remarketed
Securities...........................                N/A                          6.85% (4)              03/16/15        100,000
                                                                                                                      ----------
                                                                                                                         406,000
                                                                                                                      ----------
LINES OF CREDIT & OTHER UNSECURED DEBT
City of Phoenix......................                N/A                             5.00% (6)           03/01/21          2,000
Revolver - Syndicated ...............                N/A       LIBOR + .825% or prime minus .25% (5)     04/30/02        140,000


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

Revolver - Swing.....................        N/A       LIBOR + .825% or prime minus .25%    04/21/01           5,000
Cash Management Line.................        N/A       LIBOR + .675% or prime minus .25%    03/31/00          16,788
                                                                                                          ----------
                                                                                                             163,788
                                                                                                          ----------
TOTAL................................                                                                     $  901,517
                                                                                                          ==========

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998).
(3) These bonds are cross-collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.
(4) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(5) Represents stated rate. The Company may also make "money market" loans of up to $155,000 at rates below the stated rate. At June 30, 1999, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 5.62%.
(6) This loan is interest-free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:

                                                         QUARTER OF         ACTUAL OR ESTIMATED          ACTUAL OR ESTIMATED
                                               # OF     CONSTRUCTION       QUARTER FIRST UNITS          QUARTER OF STABILIZED
   METROPOLITAN AREA                           UNITS    COMMENCEMENT            AVAILABLE                     OCCUPANCY
   -----------------                           -----    ------------       ---------------------        -----------------------
Atlanta, GA
-----------
Post Briarcliff(TM)- I & II ............         688       2Q'97                   2Q'98                      1Q'00
Riverside by Post(TM)- Phase II ........         328       3Q'96                   1Q'99                      1Q'00
Parkside by Post(TM) ...................         188       1Q'99                   4Q'99                      2Q'00
3400 Stratford by Post(TM) .............         250       2Q'99                   2Q'00                      1Q'01
                                               -----
                                               1,454
                                               -----

Charlotte, NC
-------------
Uptown Place by Post(TM) ...............         227       3Q'98                   4Q'99                      3Q'00
                                               -----

Tampa, FL
----------
Post Hyde Park(R)- Phase III ...........         119       2Q'98                   1Q'99                      3Q'99
Post Harbour Place(TM) .................         319       4Q'98                   1Q'00                      1Q'01
                                               -----
                                                 438
                                               -----

Dallas, TX
-----------
Addison Circle(TM)- by Post (II) .......         610       1Q'98                   1Q'99                      2Q'00
Block 580/The Gallery by Post ..........         204       4Q'97                   4Q'98                      3Q'99
Block 588 Lofts by Post ................         127       4Q'98                   4Q'99                      2Q'00
Wilson Building by Post ................         135       2Q'98                   2Q'99                      4Q'99
Uptown Village by Post (II) ............         196       2Q'99                   2Q'00                      4Q'00
                                               -----
                                               1,272
                                               -----

Houston, TX
------------
Midtown Square by Post(TM) .............         479       1Q'98                   2Q'99                      4Q'00
                                               -----


Denver, CO
----------
Uptown Square by Post(TM) ..............         449       1Q'98                   3Q'99                      4Q'00
                                               -----

Phoenix, AZ
-----------
Roosevelt Square by Post(TM) ...........         410       4Q'98                   4Q'99                      4Q'00
                                               -----



Nashville, TN
--------------
The Bennie Dillon by Post(TM) ..........          86       2Q'98                   2Q'99                      4Q'99
                                               -----


Orlando, FL
-----------
Parkside by Post(TM) ...................         244       1Q'99                   2Q'99                      3Q'00
                                               -----


Washington, D.C
---------------
Pentagon Row by Post ...................         504       2Q'99                   4Q'00                      1Q'02
                                               -----
                                               5,563
                                               =====

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

Acquisition of assets and community improvement expenditures for the three and six months ended June 30, 1999 and 1998 are summarized as follows:

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                 ------------------------        ---------------------------
                                                                   1999            1998            1999               1998
                                                                 -------         --------        --------           --------
New community development and acquisition activity .........     $74,939         $ 87,595        $154,289           $156,864
Non-recurring capital expenditures:
   Revenue generating additions and improvements ...........       1,096            4,501           2,114              7,790
   Other community additions and improvements ..............         459              636           1,013                889
Recurring capital expenditures:
   Carpet replacements .....................................         700              621           1,407              1,203
   Community additions and improvements ....................       2,106            1,267           3,272              1,838
   Corporate additions and improvements ....................       1,405            3,247           2,360              4,127
                                                                 -------         --------        --------           --------
                                                                 $80,705         $ 97,867        $164,455           $172,711
                                                                 =======         ========        ========           ========

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

NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended FAS 137, "Deferral of the Effective Date of FAS 133," is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

The Company has created a specially formed Year 2000 project team to evaluate and coordinate the Company's Year 2000 initiatives, which are intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. In addition, the Company engaged an independent expert to review its project plan. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including property management and accounting software, data processing, and telephone/PBX systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as elevators, alarm systems, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by September 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of June 30, 1999, it had completed approximately 85% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 15% of the initiatives are in process and are expected to be completed on or about October 31, 1999.

The Company has mailed letters to, or in some instances, made direct contact with, its significant suppliers, contractors and third party service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. The Company has also established procurement policies requiring representation from significant vendors as to whether products and services are Year 2000 compliant. Substantially all of the responses received indicate Year 2000 compliance plans are being implemented by these companies.

At this time, the Company estimates the aggregate cost of its Year 2000 identification, assessment, remediation and testing efforts, or costs expected to be incurred by the Company with respect to Year 2000 issues of third parties to be approximately $3.2 million. Expenditures related to the Company's Year 2000 initiatives will be funded from operating cash flows. As of June 30, 1999, the Company had incurred costs of approximately $2.3 million related to its Year 2000 identification, assessment, remediation and testing efforts, all of which relates to analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant suppliers, contractors and other third party service providers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with suppliers, contractors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's business or results of operations.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company has prioritized its efforts on its IT and non-IT systems and the readiness of third parties with which the Company transacts business electronically. The Company currently plans to complete such analysis and contingency planning, if necessary, by October 31, 1999. Risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunications services, delays or cancellations of shipping or transportation to major building suppliers, general deterioration of economic conditions resulting from Year 2000 issues, and inability of banks, vendors and other third parties with whom the Company does business to resolve Year 2000 problems.

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

FFO and CAD for the three and six months ended June 30, 1999 and 1998 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                             -----------------------           ------------------------
                                                               1999            1998               1999           1998
                                                             ---------      --------           ---------      ---------
Net income available to common shareholders ...........      $  23,894      $ 19,566           $  45,313      $  34,855
  Extraordinary item, net of minority interest ........             --            --                 458             --
  Net (gain) loss on sale of assets ...................           (476)           --               1,091             --
  Minority interest ...................................          3,237         2,902               6,229          5,412
  Loss on unused treasury locks .......................             --            --                  --          1,944
                                                             ---------      --------           ---------      ---------
Adjusted net income ...................................         26,655        22,468              53,091         42,211
  Depreciation of real estate assets ..................         13,780        11,394              26,097         21,809
                                                             ---------      --------           ---------      ---------
Funds from Operations (1) .............................         40,435        33,862              79,188         64,020
  Recurring capital expenditures (2) ..................         (2,806)       (1,888)             (4,679)        (3,041)
  Non-recurring capital expenditures (3) ..............           (459)         (636)             (1,013)          (889)
  Loan amortization payments ..........................            (20)          (18)                (40)           (36)
                                                             ---------      --------           ---------      ---------
Cash Available for Distribution .......................      $  37,150      $ 31,320           $  73,456      $  60,054
                                                             =========      ========           =========      =========
Revenue generating capital expenditures (4) ...........      $   1,096      $  4,501           $   2,114      $   7,790
                                                             =========      ========           =========      =========
Cash Flow Provided By (Used In):
Operating activities ..................................      $  41,384      $ 12,094           $  78,714      $  45,639
Investing activities ..................................      $ (75,548)     $(83,223)          $(144,582)     $(157,714)
Financing activities ..................................      $   6,114      $ 60,616           $  47,639      $ 105,113

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                           ---------------------------     -------------------------
                                                               1999           1998            1999          1998
                                                           ------------   ------------     ----------    -----------
Weighted average common shares outstanding - basic....       38,357,308     35,239,800     38,253,833     33,510,294
                                                           ============   ============     ==========    ===========
Weighted average common shares and units
   outstanding - basic................................       43,559,609     40,455,524     43,462,809     38,726,080
                                                           ============   ============     ==========    ===========
Weighted average common shares outstanding - diluted..       38,940,186     35,772,546     38,685,353     34,004,073
                                                           ============   ============     ==========    ===========
Weighted average common shares and units
   outstanding - diluted..............................       44,142,487     40,988,270     43,894,329     39,219,859
                                                           ============   ============     ==========    ===========

(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $700 and $621 of carpet replacement and $2,106 and $1,267 of other additions and improvements to existing communities for the three months ended June 30, 1999 and 1998, respectively and $1,407 and $1,203 of carpet replacement and $3,272 and $1,838 of other additions and improvements to existing communities for the six months ended June 30, 1999 and 1998, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $1,405 and $3,247 for the three months ended June 30, 1999 and 1998, respectively, and $2,360 and $4,127 for the six months ended June 30, 1999 and 1998, respectively, are excluded from the calculation of CAD.
(3) Non-recurring capital expenditures consisted of community additions and improvements of $459 and $636 for the three months ended June 30, 1999 and 1998, respectively, and $1,013 and $889 for the six months ended June 30, 1999 and 1998, respectively.
(4) Revenue generating capital expenditures included major renovations of communities in the amount of $1,078 and $4,384, for the three months ended June 30, 1999 and 1998, respectively, and $1,972 and $7,245 for the six months ended June 30, 1999 and 1998, respectively, and submetering of water service to communities in the amount of $18 and $117 for the three months ended June 30, 1999 and 1998, respectively, and $142 and $545 for the six months ended June 30, 1999 and 1998, respectively.

PART II. OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

           The Company's annual meeting of shareholders was held on May 7, 1999. The only matter subject to a vote of shareholders was the election of four nominees to serve as directors until the 2002 annual shareholders meeting. The voting results for this matter were as follows:

                                                                               FOR                      WITHHELD
                                                                            ----------                  ---------
           Mr. Russell R. French................................            28,957,551                   246,778
           Mr. Zell Miller......................................            28,946,800                   257,530
           Mr. Charles E. Rice..................................            28,966,004                   238,325
           Mr. John A. Williams.................................            28,966,809                   237,520

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1     Amendment to Revolver
         27.1 Financial Data Schedule for the Company - Second Quarter 1999 (for SEC filing purposes only)
         27.2 Financial Data Schedule for the Operating Partnership - Second Quarter 1999 (for SEC filing purposes only)

         The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

         (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by either registrant during the three month period ended June 30, 1999.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes since December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST PROPERTIES, INC.



      August 12, 1999                     /s/ John T. Glover
      ---------------                     ------------------------------------
          (Date)                          John T. Glover, President
                                          (Principal Financial Officer)




      August 12, 1999                     /s/ R. Gregory Fox
      ---------------                     ------------------------------------
          (Date)                          R. Gregory Fox
                                          Executive Vice President, Chief
                                          Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST APARTMENT HOMES, L.P.
                                   By: Post GP Holdings, Inc., as General
                                       Partner



      August 12, 1999               /s/ John T. Glover
      ---------------              ---------------------------------------
        (Date)                     John T. Glover, President
                                   (Principal Financial Officer)





      August 12, 1999              /s/ R. Gregory Fox
      ---------------              ---------------------------------------
          (Date)                   R. Gregory Fox
                                   Executive Vice President, Chief
                                   Accounting Officer