Form 10-Q
period 1999-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 1999-11-15
CIK 903127, 1012271

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

               For the quarterly period ended September 30, 1999

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

     38,775,629 shares of common stock outstanding as of November 10, 1999.
          43,969,054 common units outstanding as of November 10, 1999.


================================================================================

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                      INDEX

PART I   FINANCIAL INFORMATION                                                                           PAGE
                                                                                                         ----
         ITEM 1    FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998....................1
             Consolidated Statements of Operations for the three and nine months ended
                September 30, 1999 and 1998................................................................2
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                nine months ended September 30, 1999.......................................................3
             Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1999 and 1998................................................................4
             Notes to Consolidated Financial Statements....................................................5

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998....................9
             Consolidated Statements of Operations for the three and nine months ended
                September 30, 1999 and 1998...............................................................10
             Consolidated Statement of Partners' Equity for the nine months ended
                September 30, 1999........................................................................11
             Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1999 and 1998...............................................................12
             Notes to Consolidated Financial Statements ..................................................13

         ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS.............................................................................17

         ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................31

PART II  OTHER INFORMATION

         ITEM 1    LEGAL PROCEEDINGS......................................................................32
         ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS
         ITEM 3    DEFAULTS UPON SENIOR SECURITIES
         ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDER
         ITEM 5    OTHER INFORMATION
         ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.......................................................33

         SIGNATURES.......................................................................................34

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       1999                1998
                                                                                   -------------       ------------
                                                                                    (UNAUDITED)
ASSETS
   Real estate:
     Land ..................................................................        $   278,035         $   252,922
     Building and improvements .............................................          1,573,988           1,379,847
     Furniture, fixtures and equipment .....................................            135,568             108,233
     Construction in progress ..............................................            477,872             480,267
     Land held for future development ......................................             16,780              33,805
                                                                                    -----------         -----------
                                                                                      2,482,243           2,255,074
     Less: accumulated depreciation ........................................           (287,841)           (247,148)
                                                                                    -----------         -----------
     Real estate assets ....................................................          2,194,402           2,007,926
   Cash and cash equivalents ...............................................              6,365              21,154
   Restricted cash .........................................................              1,775               1,348
   Deferred charges, net ...................................................             21,348              18,686
   Other assets ............................................................             33,508              17,599
                                                                                    -----------         -----------
     Total assets ..........................................................        $ 2,257,398         $ 2,066,713
                                                                                    ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable ...........................................................        $   893,400         $   800,008
   Accrued interest payable ................................................             10,971               7,609
   Dividends and distributions payable .....................................             31,097              25,115
   Accounts payable and accrued expenses ...................................             65,183              48,214
   Security deposits and prepaid rents .....................................              8,888               8,716
                                                                                    -----------         -----------
     Total liabilities .....................................................          1,009,539             889,662
                                                                                    -----------         -----------
   Minority interest of preferred unitholders in Operating Partnership .....             70,000                  --
   Minority interest of common unitholders in Operating Partnership ........            122,786             125,365
   Commitments and contingencies
   Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized:
       8 1/2% Series A Cumulative Redeemable Shares, liquidation
       preference $50 per share, 1,000,000 shares issued and outstanding ...                 10                  10
       7 5/8% Series B Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding .........................................................                 20                  20
       7 5/8% Series C Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding .........................................................                 20                  20
     Common stock, $.01 par value, 100,000,000 authorized,
       38,604,557 and 38,051,734 shares issued and outstanding at
       September 30, 1999 and December 31, 1998, respectively ..............                386                 380
   Additional paid-in capital ..............................................          1,054,637           1,051,256
   Accumulated earnings ....................................................                 --                  --
                                                                                    -----------         -----------
     Total shareholders' equity ............................................          1,055,073           1,051,686
                                                                                    -----------         -----------
     Total liabilities and shareholders' equity ............................        $ 2,257,398         $ 2,066,713
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

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                              ------------------------------      ------------------------------
                                                                   1999              1998             1999              1998
REVENUE:
  Rental ...................................................  $     81,162      $     71,310      $    234,845      $    202,162
  Property management - third-party ........................           795               792             2,434             2,309
  Landscape services - third-party .........................         2,244             1,765             6,479             4,945
  Interest .................................................           194                83               564               387
  Other ....................................................         3,763             3,019            10,120             9,606
                                                              ------------      ------------      ------------      ------------
      Total revenue ........................................        88,158            76,969           254,442           219,409
                                                              ------------      ------------      ------------      ------------

EXPENSES:
  Property operating and maintenance expense
     (exclusive of depreciation and amortization)  .........        29,126            25,814            83,949            73,946
  Depreciation expense .....................................        15,126            11,965            42,121            34,246
  Property management expenses - third-party ...............           755               659             2,179             1,857
  Landscape services expenses - third-party ................         1,859             1,571             5,614             4,372
  Interest expense .........................................         8,707             7,795            24,075            23,488
  Amortization of deferred loan costs ......................           407               318             1,113               876
  General and administrative ...............................         1,343             1,869             5,251             5,701
  Minority interest in consolidated property partnerships ..           209               153               485               351
                                                              ------------      ------------      ------------      ------------
       Total expense .......................................        57,532            50,144           164,787           144,837
                                                              ------------      ------------      ------------      ------------
Income before net loss on sale of assets, loss on unused
  treasury locks, minority interest of unitholders in
  Operating Partnership and extraordinary item .............        30,626            26,825            89,655            74,572
Net loss on sale of assets .................................          (246)               --            (1,337)               --
Loss on unused treasury locks ..............................            --                --                --            (1,944)
Minority interest of preferred unitholders in
  Operating Partnership ....................................          (435)               --              (435)               --
Minority interest of common unitholders in
  Operating Partnership ....................................        (3,206)           (3,022)           (9,435)           (8,434)
                                                              ------------      ------------      ------------      ------------
Income before extraordinary item ...........................        26,739            23,803            78,448            64,194
Extraordinary item, net of minority interest of
  unitholders in Operating Partnership .....................            --                --              (458)               --
                                                              ------------      ------------      ------------      ------------
Net income .................................................        26,739            23,803            77,990            64,194
Dividends to preferred shareholders ........................        (2,969)           (2,969)           (8,907)           (8,504)
                                                              ------------      ------------      ------------      ------------
Net income available to common shareholders ................  $     23,770      $     20,834      $     69,083      $     55,690
                                                              ============      ============      ============      ============

EARNINGS PER COMMON SHARE - BASIC
  Income before extraordinary item (net of preferred
    dividend) ..............................................  $       0.62      $       0.58      $       1.81      $       1.62
  Extraordinary item .......................................            --                --             (0.01)               --
                                                              ------------      ------------      ------------      ------------
  Net income available to common shareholders ..............  $       0.62      $       0.58      $       1.80      $       1.62
                                                              ============      ============      ============      ============
Weighted average common shares outstanding .................    38,574,434        36,007,167        38,361,877        34,351,747
                                                              ============      ============      ============      ============

EARNINGS PER COMMON SHARE - DILUTED
  Income before extraordinary item (net of preferred
    dividend) ..............................................  $       0.61      $       0.57      $       1.79      $       1.60
  Extraordinary item .......................................            --                --             (0.01)               --
                                                              ------------      ------------      ------------      ------------
  Net income available to common shareholders ..............          0.61              0.57      $       1.78      $       1.60
                                                              ============      ============      ============      ============
  Weighted average common shares outstanding ...............    39,122,421        36,433,862        38,827,381        34,823,164
                                                              ============      ============      ============      ============
  Dividends declared .......................................  $       0.70      $       0.65      $       2.10      $       1.95
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

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





                                                        PREFERRED   COMMON         PAID-IN     ACCUMULATED
                                                         SHARES     SHARES         CAPITAL        EARNINGS        TOTAL
                                                        --------   ----------     ----------   -----------      ---------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1998............................         $     50   $      380     $1,051,256    $       --      $1,051,686
  Proceeds from Dividend Reinvestment and
   Employee Stock Purchase Plans...............               --            6         15,667            --         15,673
  Selling costs of redeemable preferred units..               --           --         (1,750)           --         (1,750)
  Adjustment for minority interest of common
   unitholders in Operating Partnership at
   dates of capital transactions...............               --           --          1,023            --          1,023
  Net income...................................               --           --             --        77,990         77,990
  Dividends to preferred shareholders..........               --           --             --        (8,907)        (8,907)
  Dividends to common shareholders.............               --           --        (11,559)      (69,083)       (80,642)
                                                        --------   ----------     ----------    ----------      ---------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  SEPTEMBER 30, 1999...........................         $     50   $      386      $1,054,637   $       --      $1,055,073
                                                        ========   ==========      ==========   ==========      ==========



























       The accompanying notes are an integral part of these consolidated financial statements.

                              POST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                  ------------------------
                                                                                                     1999           1998
                                                                                                  ---------      ---------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...............................................................................     $  77,990      $  64,194
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net loss on sale of assets .............................................................         1,337             --
     Loss on unused treasury locks ..........................................................            --          1,944
     Minority interest of preferred unitholders in Operating Partnership ....................           435             --
     Minority interest of common unitholders in Operating Partnership .......................         9,435          8,434
     Extraordinary item, net of minority interest of unitholders in Operating Partnership ...           458             --
     Depreciation ...........................................................................        42,121         34,246
     Amortization of deferred loan costs ....................................................         1,113            876
     Other ..................................................................................            --            168
   Changes in assets, (increase) decrease in:
     Restricted cash ........................................................................          (427)           453
     Other assets ...........................................................................       (15,909)         1,830
     Deferred charges .......................................................................        (3,657)        (5,325)
   Changes in liabilities, increase (decrease) in:
     Accrued interest payable ...............................................................         3,362          3,430
     Accounts payable and accrued expenses ..................................................         5,583         (9,271)
     Security deposits and prepaid rents ....................................................           172            722
                                                                                                  ---------      ---------
   Net cash provided by operating activities ................................................       122,013        101,701
                                                                                                  ---------      ---------
   CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables ......................      (194,459)      (193,062)
   Net proceeds from sale of assets .........................................................        10,731             --
   Capitalized interest .....................................................................       (14,710)       (11,123)
   Payment for unused treasury locks ........................................................            --         (1,944)
   Recurring capital expenditures ...........................................................        (7,283)        (4,952)
   Corporate additions and improvements .....................................................        (6,240)        (7,772)
   Non-recurring capital expenditures .......................................................        (1,553)        (1,098)
   Revenue generating capital expenditures ..................................................        (4,178)       (11,842)
                                                                                                  ---------      ---------
   Net cash used in investing activities ....................................................      (217,692)      (231,793)
                                                                                                  ---------      ---------
   CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of financing costs ...............................................................        (1,495)            --
   Debt proceeds ............................................................................       169,000        111,227
   Proceeds from sale of notes ..............................................................            --        150,000
   Proceeds from issuance of preferred units ................................................        68,250             --
   Proceeds from issuance of preferred shares ...............................................            --         48,284
   Proceeds from issuance of common shares ..................................................            --        186,893
   Debt payments ............................................................................       (75,608)      (295,108)
   Distributions to common unitholders ......................................................       (10,679)        (9,886)
   Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans ....................        15,673         14,341
   Dividends paid to preferred shareholders .................................................        (8,907)        (8,504)
   Dividends paid to common shareholders ....................................................       (75,344)       (63,801)
                                                                                                  ---------      ---------
   Net cash provided by financing activities ................................................        80,890        133,446
                                                                                                  ---------      ---------
   Net (decrease) increase in cash and cash equivalents .....................................       (14,789)         3,354
   Cash and cash equivalents, beginning of period ...........................................        21,154         10,879
                                                                                                  ---------      ---------
   Cash and cash equivalents, end of period .................................................     $   6,365      $  14,233
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

    BASIS OF PRESENTATION
    The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to conform to the current year's financial statement presentation.

2.  NOTES PAYABLE

    Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As of September 30, 1999, the Operating Partnership had $231,000 aggregate principal amount of notes outstanding under the MTN Program.

    On July 23, 1999, the Operating Partnership issued $104 million of secured notes to the Federal National Mortgage Association ("FNMA"). These notes bear interest at 30-day LIBOR (capped at 7% for one year) plus credit enhancement, liquidity and service fees of .935%, mature on July 23, 2029 and are secured by five apartment communities. The Operating Partnership has an option to call these notes after 10 years from the issuance date. Net proceeds of $101,998 were used to repay outstanding indebtedness.

    On May 7, 1999, the Operating Partnership amended its syndicated unsecured line of credit (the "Revolver") to increase its maximum capacity to $350 million. Currently, $340 million of the Revolver is subscribed and available to the Operating Partnership. Borrowing under the Revolver bears interest at LIBOR plus .825% or prime minus .25%. The Revolver matures on April 30, 2002.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


3.  PREFERRED UNITS

    On September 3, 1999, the Operating Partnership issued $70 million of Series D Cumulative Redeemable Preferred Units of limited partnership interest (the "Series D Preferred Units") to an institutional investor in a private placement meeting the requirements of Regulation D promulgated under the Securities Act of 1933, as amended. Net proceeds to the Operating Partnership of approximately $68 million were used to repay outstanding indebtedness.

4.  EARNINGS PER SHARE

    For the three and nine months ended September 30, 1999 and 1998, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                       ------------------------------      ------------------------------
                                                            1999              1998              1999              1998
                                                       ------------      ------------      ------------      ------------
 Basic and diluted income available to common
  Shareholders (numerator):
  Income before extraordinary item ...............     $     26,739      $     23,803      $     78,448      $     64,194
    Less: Preferred stock dividends ..............           (2,969)           (2,969)           (8,907)           (8,504)
                                                       ------------      ------------      ------------      ------------
  Income available to common shareholders
    Before extraordinary item ....................     $     23,770      $     20,834      $     69,541      $     55,690
                                                       ============      ============      ============      ============
Common shares (denominator):
  Weighted average shares outstanding - basic ......     38,574,434        36,007,167        38,361,877        34,351,747
  Incremental shares from assumed conversion
    of options ...................................          547,987           426,695           465,504           471,417
                                                       ------------      ------------      ------------      ------------
  Weighted average shares outstanding - diluted ..       39,122,421        36,433,862        38,827,381        34,823,164
                                                       ============      ============      ============      ============

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash investing and financing activities for the nine months ended September 30, 1999 and 1998 were as follows:

    During the nine months ended September 30, 1999 and 1998, holders of 17,299 and 750 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. These conversions resulted in adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans and capital transactions. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholder's equity in the amount of $1,023 for the nine months ended September 30, 1999 and increasing minority interest and decreasing shareholders' equity in the amount of $10,518 for the nine months ended September 30, 1998.

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

    Property Rental Operations

    - Fully stabilized communities - those apartment communities which have been stabilized (the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

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

    SEGMENT PERFORMANCE MEASURE
    Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common shareholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                   --------------------------------   --------------------------------
                                                        1999              1998              1999              1998
                                                   --------------    --------------    --------------    -------------
REVENUES
Fully stabilized communities...............        $       59,945    $       58,081    $      177,231     $    171,488
Communities stabilized during 1998.........                 5,601             5,166            16,620           13,709
Development and lease-up communities.......                15,704             6,851            40,077           14,114
Sold communities...........................                    --               877               318            3,493
Third party services.......................                 3,039             2,557             8,913            7,254
Other......................................                 3,869             3,437            11,283            9,351
                                                   --------------    --------------    --------------     ------------

Consolidated revenues......................        $       88,158    $       76,969    $      254,442     $    219,409
                                                   ==============    ==============    ==============     ============

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities...............        $       41,225    $       39,559    $      122,298     $    116,942
Communities stabilized during 1998.........                 3,753             3,590            11,297            9,295
Development and lease-up communities.......                 9,915             3,503            24,474            6,526
Sold communities...........................                    --               720               190            3,024
Third party services.......................                   425               327             1,120            1,025
                                                   --------------    --------------    --------------     ------------

Contribution to FFO........................                55,318            47,699           159,379          136,812
                                                   --------------    --------------    --------------     ------------

Other operating income, net of expense.....                   268             1,226             2,489            2,422
Depreciation on non-real estate assets.....                  (511)             (467)           (1,409)            (939)
Minority interest in consolidated property
   Partnerships............................                  (209)             (153)             (485)            (351)
Interest expense...........................                (8,707)           (7,795)          (24,075)         (23,488)
Amortization of deferred loan costs........                  (407)             (318)           (1,113)            (876)
General and administrative.................                (1,343)           (1,869)           (5,251)          (5,701)
Dividends to preferred shareholders........                (2,969)           (2,969)           (8,907)          (8,504)
                                                   --------------    --------------    --------------     ------------

Total FFO..................................                41,440            35,354           120,628           99,375
                                                   --------------    --------------    --------------     ------------

Depreciation on real estate assets.........               (14,218)          (11,498)          (40,315)         (33,307)
Net loss on sale of assets.................                  (246)               --            (1,337)              --
Loss on unused treasury locks..............                    --                --                --           (1,944)
Minority interest of unitholders in
   Operating Partnership...................                (3,206)           (3,022)           (9,435)          (8,434)
Dividends to preferred shareholders........                 2,969             2,969             8,907            8,504
                                                   --------------    --------------       -----------     ------------

Income before extraordinary item
   and preferred dividends.................        $       26,739    $       23,803    $       78,448     $     64,194
                                                   ==============    ==============    ==============     ============

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                     SEPTEMBER 30,     DECEMBER 31,
                                                          1999              1998
                                                      -----------       -----------
                                                      (UNAUDITED)

ASSETS
   Real estate:
     Land ......................................      $   278,035       $   252,922
     Building and improvements .................        1,573,988         1,379,847
     Furniture, fixtures and equipment .........          135,568           108,233
     Construction in progress ..................          477,872           480,267
     Land held for future development ..........           16,780            33,805
                                                      -----------       -----------

                                                        2,482,243         2,255,074
     Less: accumulated depreciation ............         (287,841)         (247,148)
                                                      -----------       -----------
     Operating real estate assets ..............        2,194,402         2,007,926
   Cash and cash equivalents ...................            6,365            21,154
   Restricted cash .............................            1,775             1,348
   Deferred charges, net .......................           21,348            18,686
   Other assets ................................           33,508            17,599
                                                      -----------       -----------

Total assets ...................................      $ 2,257,398       $ 2,066,713
                                                      ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
   Notes payable ...............................      $   893,400       $   800,008
   Accrued interest payable ....................           10,971             7,609
   Distributions payable .......................           31,097            25,115
   Accounts payable and accrued expenses .......           65,183            48,214
   Security deposits and prepaid rents .........            8,888             8,716
                                                      -----------       -----------
     Total liabilities .........................        1,009,539           889,662
                                                      -----------       -----------
   Commitments and contingencies
   Partners' equity ............................        1,247,859         1,177,051
                                                      -----------       -----------
     Total liabilities and partners' equity ....      $ 2,257,398       $ 2,066,713
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    ----------------------------       ----------------------------
                                                                        1999            1998               1999            1998
                                                                    ------------    ------------       ------------    ------------
REVENUES
  Rental .....................................................      $     81,162    $     71,310       $    234,845    $    202,162
  Property management - third party ..........................               795             792              2,434           2,309
  Landscape services - third party ...........................             2,244           1,765              6,479           4,945
  Interest ...................................................               194              83                564             387
  Other ......................................................             3,763           3,019             10,120           9,606
                                                                    ------------    ------------       ------------    ------------
      Total revenue ..........................................            88,158          76,969            254,442         219,409
                                                                    ------------    ------------       ------------    ------------
EXPENSES
   Property operating and maintenance expense (exclusive
    of items shown separately below) .........................            29,126          25,814             83,949          73,946
  Depreciation expense .......................................            15,126          11,965             42,121          34,246
  Property management - third party ..........................               755             659              2,179           1,857
  Landscape services expense - third party ...................             1,859           1,571              5,614           4,372
  Interest expense ...........................................             8,707           7,795             24,075          23,488
  Amortization of deferred loan costs ........................               407             318              1,113             876
  General and administrative .................................             1,343           1,869              5,251           5,701
  Minority interest in consolidated property partnerships ....               209             153                485             351
                                                                    ------------    ------------       ------------    ------------
   Total expenses ............................................            57,532          50,144            164,787         144,837
                                                                    ------------    ------------       ------------    ------------
  Income before net loss on sale of assets, loss on
   unused treasury locks and extraordinary item ..............            30,626          26,825             89,655          74,572
  Net loss on sale of assets .................................              (246)             --             (1,337)             --
  Loss on unused treasury locks ..............................                --              --                 --          (1,944)
                                                                    ------------    ------------       ------------    ------------
  Income before extraordinary item ...........................            30,380          26,825             88,318          72,628
  Extraordinary item .........................................                --              --               (521)             --
                                                                    ------------    ------------       ------------    ------------
  Net income .................................................            30,380          26,825             87,797          72,628
  Distributions to preferred unitholders .....................            (3,404)         (2,969)            (9,342)         (8,504)
                                                                    ------------    ------------       ------------    ------------
  Net income available to common unitholders .................      $     26,976    $     23,856       $     78,455    $     64,124
                                                                    ============    ============       ============    ============
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item (net of preferred
   distributions) ............................................      $       0.62    $       0.58       $       1.81    $       1.62
  Extraordinary item .........................................                --              --              (0.01)             --
                                                                    ------------    ------------       ------------    ------------
  Net income available to common unitholders .................      $       0.62    $       0.58               1.80    $       1.62
                                                                    ============    ============       ============    ============
  Weighted average common units outstanding ..................        43,772,859      41,222,891         43,567,297      39,567,512
                                                                    ============    ============       ============    ============
EARNINGS PER COMMON UNIT- DILUTED
  Income before extraordinary item (net of preferred
   distributions) ............................................      $       0.61    $       0.57       $       1.79    $       1.60
  Extraordinary item .........................................                --              --              (0.01)             --
                                                                    ------------    ------------       ------------    ------------
  Net income available to common unitholders .................      $       0.61    $       0.57       $       1.78    $       1.60
                                                                    ============    ============       ============    ============
  Weighted average common units outstanding ..................        44,320,846      41,649,586         44,032,801      40,038,929
                                                                    ============    ============       ============    ============
   Distributions declared ....................................      $       0.70    $       0.65       $       2.10    $       1.95
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

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                              GENERAL         LIMITED
                                                              PARTNER         PARTNERS            TOTAL
                                                             ---------       -----------       -----------
PARTNERS' EQUITY, DECEMBER 31, 1998 ...................      $  11,795       $ 1,165,256       $ 1,177,051
Contributions from the Company related to Dividend
Reinvestment and Employee Stock Purchase Plans ........            157            15,516            15,673
Proceeds from the sale of preferred units .............             --            68,250            68,250
Distributions to preferred unitholders ................             --            (9,342)           (9,342)
Distributions to common unitholders ...................           (916)          (90,654)          (91,570)
Net income ............................................            878            86,919            87,797
                                                             ---------       -----------       -----------
PARTNERS' EQUITY, SEPTEMBER 30, 1999 ..................      $  11,914       $ 1,235,945       $ 1,247,859
                                                             =========       ===========       ===========






















         The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
                                                                                  1999            1998
                                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income .............................................................      $  87,797       $  72,628
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Net loss on sale of assets ..............................................       1,337              --
   Loss on unused treasury locks ...........................................          --           1,944
   Extraordinary item .....................................................          521              --
   Depreciation ...........................................................       42,121          34,246
   Amortization of deferred loan costs ....................................        1,113             876
   Other ..................................................................           --             168
 Changes in assets, (increase) decrease in:
   Restricted cash ......................................................           (427)            453
   Other assets .........................................................        (15,909)          1,830
   Deferred charges .....................................................         (3,657)         (5,325)
 Changes in liabilities, increase (decrease) in:
   Accrued interest payable .............................................          3,362           3,430
   Accounts payable and accrued expenses ................................          5,583          (9,271)
   Security deposits and prepaid rents ..................................            172             722
                                                                               ---------       ---------
 Net cash provided by operating activities ..............................        122,013         101,701
                                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction and acquisition of real estate assets,
   net of payables ......................................................       (194,459)       (193,062)
 Net proceeds from sale of assets .......................................         10,731              --
 Capitalized interest ...................................................        (14,710)        (11,123)
 Payment for unused treasury locks ......................................             --          (1,944)
 Recurring capital expenditures .........................................         (7,283)         (4,952)
 Corporate additions and improvements ...................................         (6,240)         (7,772)
 Non-recurring capital expenditures .....................................         (1,553)         (1,098)
 Revenue generating capital expenditures ................................         (4,178)        (11,842)
                                                                               ---------       ---------
 Net cash used in investing activities ..................................       (217,692)       (231,793)
                                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of financing costs .............................................         (1,495)             --
 Debt proceeds ..........................................................        169,000         111,227
 Proceeds from the sale of notes ........................................             --         150,000
 Proceeds from issuance of preferred units ..............................         68,250          48,284
 Proceeds from issuance of common units .................................             --         186,893
 Debt payments ..........................................................        (75,608)       (295,108)
 Proceeds from contributions from the Company related to Dividend
   Reinvestment and Employee Stock Purchase Plans ..........................      15,673          14,341
 Dividends paid to preferred unitholders ................................         (8,907)         (8,504)
 Dividends paid to common unitholders ...................................        (86,023)        (73,687)
                                                                               ---------       ---------
 Net cash provided by financing activities ..............................         80,890         133,446
                                                                               ---------       ---------
 Net (decrease) increase in cash and cash equivalents ...................        (14,789)          3,354
 Cash and cash equivalents, beginning of period .........................         21,154          10,879
                                                                               ---------       ---------
 Cash and cash equivalents, end of period ...............................      $   6,365       $  14,233
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

     BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to conform to the current year's financial statement presentation.

2.   NOTES PAYABLE

     The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As of September 30, 1999, the Operating Partnership had $231,000 aggregate principal amount of notes outstanding under the MTN Program.

     On July 23, 1999, the Operating Partnership issued $104 million of secured notes to FNMA. These notes bear interest at 30-day LIBOR (capped at 7% for one year) plus credit enhancement, liquidity and service fees of .935%, mature on July 23, 2029 and are secured by five apartment communities. The Operating Partnership has an option to call these notes after 10 years from the issuance date. Net proceeds of $101,998 were used to repay outstanding indebtedness.

     On May 7, 1999, the Operating Partnership amended its syndicated unsecured line of credit (the "Revolver") to increase its maximum capacity to $350 million. Currently, $340 million of the Revolver is subscribed and available to the Operating Partnership. Borrowing under the Revolver bears interest at LIBOR plus .825% or prime minus .25%. The Revolver matures on April 30, 2002.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


3.   PREFERRED UNITS

     On September 3, 1999, the Operating Partnership issued $70 million of Series D Preferred Units to an institutional investor in a private placement meeting the requirements of Regulation D promulgated under the Securities Act of 1933, as amended. Net proceeds to the Operating Partnership of approximately $68 million were used to repay outstanding indebtedness.

4.   EARNINGS PER UNIT

     For the three and nine months ended September 30, 1999 and 1998, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per unit is as follows:


                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                        -------------------------------       ------------------------------
                                                            1999               1998               1999              1998
                                                        ------------       ------------       -----------       ------------

Basic and diluted income available to common
  Unitholders (numerator):
  Income before extraordinary item ...............      $     30,380       $     26,825       $     88,318       $     72,628
    Less: Preferred unit distributions ...........            (3,404)            (2,969)            (9,342)            (8,504)
                                                        ------------       ------------       ------------       ------------
  Income available to common unitholders
    Before extraordinary item ....................      $     26,976       $     23,856       $     78,976       $     64,124
                                                        ============       ============       ============       ============
Common units (denominator):
  Weighted average units outstanding - basic .....        43,772,859         41,222,891         43,567,297         39,567,512
  Incremental units from assumed conversion
    of options ...................................           547,987            426,695            465,504            471,417
                                                        ------------       ------------       ------------       ------------
  Weighted average units outstanding - diluted ...        44,320,846         41,649,586         44,032,801         40,038,929
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

6.   SEGMENT INFORMATION

     SEGMENT DESCRIPTION
     The Operating Partnership adopted SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 requires companies to present segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


     reported information used by the Operating Partnership's chief operating decision-makers to manage the business.

     The Operating Partnership's chief operating decision-makers focus on the Operating Partnership's primary sources of income, which are property rental operations and third party services. Property rental operations are broken down into four segments based on the various stages in the property ownership lifecycle. Third party services are designated as one segment. The Operating Partnership's five segments are further described as follows:

     Property Rental Operations

     - Fully stabilized communities - those apartment communities which have been stabilized (the point in time which a property reached 95% occupancy or one year after completion of construction) for both the current and prior year.

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

     SEGMENT PERFORMANCE MEASURE
     Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common unitholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Operating Partnership's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Operating Partnership's needs.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


Summarized financial information concerning the Operating Partnership's reportable segments is shown in the following tables.

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                    -----------------------       -------------------------
                                                      1999           1998            1999            1998
                                                    --------       --------       ---------       ---------
REVENUES
Fully stabilized communities .................      $ 59,945       $ 58,081       $ 177,231       $ 171,488
Communities stabilized during 1998 ...........         5,601          5,166          16,620          13,709
Development and lease-up communities .........        15,704          6,851          40,077          14,114
Sold communities .............................            --            877             318           3,493
Third party services .........................         3,039          2,557           8,913           7,254
Other ........................................         3,869          3,437          11,283           9,351
                                                    --------       --------       ---------       ---------

Consolidated revenues ........................      $ 88,158       $ 76,969       $ 254,442       $ 219,409
                                                    ========       ========       =========       =========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities .................      $ 41,225       $ 39,559       $ 122,298       $ 116,942
Communities stabilized during 1998 ...........         3,753          3,590          11,297           9,295
Development and lease-up communities .........         9,915          3,503          24,474           6,526
Sold communities .............................            --            720             190           3,024
Third party services .........................           425            327           1,120           1,025
                                                    --------       --------       ---------       ---------

Contribution to FFO ..........................        55,318         47,699         159,379         136,812
                                                    --------       --------       ---------       ---------

Other operating income, net of expense .......           703          1,226           2,924           2,422
Depreciation on non-real estate assets .......          (511)          (467)         (1,409)           (939)
Minority interest in consolidated property
partnership ..................................          (209)          (153)           (485)           (351)
Interest expense .............................        (8,707)        (7,795)        (24,075)        (23,488)
Amortization of deferred loan costs ..........          (407)          (318)         (1,113)           (876)
General and administrative ...................        (1,343)        (1,869)         (5,251)         (5,701)
Distributions to preferred unitholders .......        (3,404)        (2,969)         (9,342)         (8,504)
                                                    --------       --------       ---------       ---------

Total FFO ....................................        41,440         35,354         120,628          99,375
                                                    --------       --------       ---------       ---------

Depreciation on real estate assets ...........       (14,218)       (11,498)        (40,315)        (33,307)
Net loss on sale of assets ...................          (246)            --          (1,337)             --
Loss on unused treasury locks ................            --             --              --          (1,944)
Distributions to preferred unitholders .......         3,404          2,969           9,342           8,504
                                                    --------       --------       ---------       ---------

Income before extraordinary item and
preferred distributions ......................      $ 30,380       $ 26,825       $  88,318       $  72,628
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

As of September 30, 1999, there were 43,802,982 common units in the Operating Partnership outstanding, of which 38,604,557, or 88.1%, were owned by the Company and 5,198,425, or 11.9%, were owned by other limited partners (including certain officers and directors of the Company). As of September 30, 1999, there were 7,800,000 preferred units outstanding, of which 5,000,000 were owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The Company recorded net income available to common shareholders of $23,770 and $69,083 for the three and nine months ended September 30, 1999, respectively. These earnings represent increases of 14.1% and 24.0% over the corresponding periods in 1998 primarily as a result of additional units placed in service through the development of new communities and increases in rental rates on existing units.

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

As of September 30, 1999, the Company's portfolio of apartment communities consisted of the following: (i) 68 communities which were completed and stabilized for all of the current and prior year, (ii) seven communities which achieved full stabilization during the prior year and (iii) 29 communities either stabilized in the current year or presently in the development or lease-up stages.

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

Since its inception, the Company has applied an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the three and nine months ended September 30, 1999 were $805 and $1,901, respectively. Lease up deficits for the three and nine months ended September 30, 1998 were $127 and $1,497, respectively.

In order to evaluate the operating performance of its communities, the Company has presented financial information, which summarizes the operating income on a comparative basis, for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1998.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and nine months ended September 30, 1999 and 1998 is summarized as follows:


                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                    --------------------------------     --------------------------------
                                                       1999        1998     %CHANGE        1999        1998      %CHANGE
                                                    ---------  ----------  ---------     --------   ---------    --------
Rental and other revenue:
Mature communities (1)......................        $ 59,945   $  58,081        3.2%     $177,231   $ 171,488       3.3%
Communities stabilized during 1998..........           5,601       5,166        8.4%       16,620      13,709      21.2%
Development and lease-up communities (2)....          15,704       6,851      129.2%       40,077      14,114     184.0%
Sold communities (3)........................              --         877     (100.0)%         318       3,493     (90.9)%
Other revenue (4)...........................           3,675       3,354        9.6%       10,719       8,964      19.6%
                                                    --------   ---------                 --------   ---------
                                                      84,925      74,329       14.3%      244,965     211,768      15.7%
                                                    --------   ---------                 --------   ---------
Property operating and maintenance expense
(exclusive of depreciation and amortization):
Mature communities (1)......................          18,720      18,522        1.1%       54,933      54,546       0.7%
Communities stabilized during 1998..........           1,848       1,576       17.3%        5,323       4,414      20.6%
Development and lease-up communities (2)....           5,789       3,348       72.9%       15,603       7,588     105.6%
Sold communities (3) .......................              --         157     (100.0)%         128         469     (72.7)%
Other expenses (5)..........................           2,769       2,211       25.2%        7,962       6,929      14.9%
                                                    --------   ---------                 --------   ---------
                                                      29,126      25,814       12.8%       83,949      73,946      13.5%
                                                    --------   ---------                 --------   ---------
Revenue in excess of specified expense......        $ 55,799   $  48,515       15.0%     $161,016   $ 137,822      16.8%
                                                    ========   =========                 ========   =========

Recurring capital expenditures: (6)
  Carpet....................................        $    763   $     645       18.3%     $ 2,170     $  1,849      17.4%
  Other.....................................           1,841       1,266       45.4%       5,113        3,103      64.7%
                                                    --------   ---------                 -------    ---------
  Total.....................................        $  2,604   $   1,911       36.3%     $ 7,283    $   4,952      47.1%
                                                    ========   =========                 =======    =========
Average apartment units in service..........          29,763      27,779        7.1%      29,291       27,127       8.0%
                                                    ========   =========                 =======    =========
Recurring capital expenditures per
  apartment unit............................        $     87   $      69       26.1%     $   249    $     183      36.1%
                                                    ========   =========                 =======    =========


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

For the three and nine months ended September 30, 1999, rental and other revenue increased $10,596, or 14.3%, and $33,197, or 15.7%, respectively, compared to the same periods in the prior year primarily as a result of the completion of new communities and increased rental rates for existing communities. For the three and nine months ended September 30, 1999, property operating and maintenance expenses increased $3,312, or 12.8%, and $10,003, or 13.5%, respectively, compared to the same periods in the prior year, primarily as a result of the completion of new communities.

For the three and nine months ended September 30, 1999, recurring capital expenditures increased $693, or 36.3% ($18, or 26.1%, on a per unit apartment basis), and $2,331, or 47.1% ($66, or 36.1%, on a per unit apartment basis), respectively, compared to the same periods in the prior year, primarily due to the completion of new communities and the timing of capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


MATURE COMMUNITIES

The Company defines mature communities as those that have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 68 communities containing an aggregate of 23,462 units that were fully stabilized as of January 1, 1998, is summarized as follows:

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------------    ----------------------------------
                                                                             %                                     %
                                                    1999        1998       CHANGE      1999           1998      CHANGE
                                                  -------     -------      -------   --------       -------     -------
Rental and other revenue (1) .................    $59,945     $58,081       3.2%     $177,231       $171,488      3.3%
Property operating and maintenance
   expense (exclusive of depreciation and
   amortization) (1) .........................     18,720      18,522       1.1%       54,933         54,546      0.7%
                                                  -------     -------                --------       --------
Revenue in excess of specified expense .......    $41,225     $39,559       4.2%     $122,298       $116,942      4.6%
                                                  -------     -------                --------       --------

Recurring capital expenditures: (2)
   Carpet ....................................    $   763     $   634      20.3%     $  2,159       $  1,786     20.9%
   Other .....................................      1,758       1,593      10.4%        4,831          3,371     43.3%
                                                  -------     -------                --------       --------
   Total .....................................    $ 2,521     $ 2,227      13.2%     $  6,990       $  5,157     35.5%
                                                  =======     =======                --------       --------
Recurring capital expenditures per
   apartment unit (3) ........................    $   107     $    95      12.6%     $    298       $    220     35.5%
                                                  =======     =======                ========       ========

Average economic occupancy (4) ...............       96.8%       97.2%     (0.4)%        96.5%          96.8%    (0.3)%
                                                  =======     =======                ========       ========

Average monthly rental rate per
   apartment unit (5) ........................    $   856     $   830       3.1%     $    846       $    823      2.8%
                                                  =======     =======                ========       ========

Apartment units in service ...................     23,462      23,462                $ 23,462       $ 23,462
                                                  =======     =======                ========       ========

(1) Communities which reached stabilization prior to January 1, 1998.
(2) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(3) In addition to such capitalized expenditures, the Company expensed $170 and $180 per unit on building maintenance (inclusive of direct salaries) and $49 and $52 per unit on landscaping (inclusive of direct salaries) for the three months ended September 30, 1999 and 1998, respectively.
(4) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 95.4% and 95.7% for the three months ended September 30, 1999 and 1998, respectively. For the three months ended September 30, 1999 and 1998, concessions were $667 and $729, respectively, and employee discounts were $150 and $130, respectively.
 (5) Average monthly rental rate is defined as the average of the gross actual rates for occupied units and the anticipated rental rates for unoccupied units.

For the three and nine months ended September 30, 1999, rental and other revenue increased $1,864, or 3.2%, and $5,743, or 3.3%, respectively, compared to the same periods in the prior year, primarily due to increased rental rates. For the three and nine months ended September 30, 1999, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $198, or 1.1%, and $387, or 0.7%, respectively, compared to the same periods in the prior year, primarily as a result of increased personnel and property tax expenses partially offset by a decline in utilities expense as a result of water submetering.

For the three and nine months ended September 30, 1999, recurring capital expenditures per unit increased $12, or 12.6%, and $78, or 35.5%, respectively, as a result of the timing of expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three and nine months ended September 30, 1999 and 1998 is summarized as follows:


                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                                ----------------------------------    ----------------------------------
                                                  1999        1998         %CHANGE      1999         1998        %CHANGE
                                                -------      -------       -------    -------      -------       -------

Property management and other revenue ....      $   795      $   792         0.4%     $ 2,434      $ 2,309         5.4%
Property management expense ..............          755          659        14.6%       2,179        1,857        17.3%
Depreciation expense .....................            7            9       (22.2)%         20           27       (25.9)%
                                                -------      -------                  -------      -------
Revenue in excess of specified expense ...      $    33      $   124       (73.4)%    $   235      $   425       (44.7)%
                                                =======      =======                  =======      =======
Average apartment units managed ..........       12,169       11,621         4.7%      12,327       11,107        11.0%
                                                =======      =======                  =======      =======


The decrease in revenue in excess of specified expense for the three and nine months ended September 30, 1999 compared to the same period in the prior year is primarily attributable to the management of more communities in lease-up phases as a result of turnover in management contracts.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc. ("Post Landscape Group"), formerly called Post Landscape Services, Inc.

The operating performance of Post Landscape Group for the three and nine months ended September 30, 1999 and 1998 is summarized as follows:


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------   --------------------------------
                                                 1999        1998        % CHANGE    1999        1998       % CHANGE
                                                ------      ------       --------   ------      ------      --------
Landscape services and other revenue .....      $2,244      $1,765         27.1%    $6,479      $4,945        31.0%
Landscape services expense ...............       1,859       1,571         18.3%     5,614       4,372        28.4%
Depreciation expense .....................          78          53         47.2%       212         118        79.7%
                                                ------      ------                  ------      ------
Revenue in excess of specified expense ...      $  307      $  141        117.7%    $  653      $  455        43.5%
                                                ======      ======                  ======      ======

The increase in landscape services and other revenue and landscape services expense for the three and nine months ended September 30, 1999 compared to the same periods in 1998 is primarily due to increases in landscape contracts. The increase in depreciation expense is primarily due to leasehold improvements acquired in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


OTHER EXPENSES

Depreciation expense increased $3,161, or 26.4%, and $7,875, or 23.0%, respectively, for the three and nine months ended September 30, 1999 compared to the same period in the prior year, primarily as a result of an increase in units in service, additional leasehold improvements and technology expenditures.

General and administrative expense decreased $526, or 28.1%, and $450, or 7.9%, respectively, for the three and nine months ended September 30, 1999 compared to the same period in the prior year, primarily as a result of timing differences in certain expense accruals and allocations.

The loss on unused treasury locks of $1,944 for the nine months ended September 30, 1998 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

The extraordinary item of $458 for the nine months ended September 30, 1999, net of minority interest portion, was due to the write off of loan costs resulting from the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $101,701 for the nine months ended September 30, 1998 to $122,013 for the nine months ended September 30, 1999, principally due to increases in net income and changes in working capital. Net cash used in investing activities decreased from $231,793 in the nine months ended September 30, 1998 to $217,692 for the nine months ended September 30, 1999, principally due to proceeds from the sale of one community in March 1999 and reduced capital expenditures. The Company's net cash provided by financing activities decreased from $133,446 for the nine months ended September 30, 1998 to $80,890 for the nine months ended September 30, 1999, primarily due to reduced proceeds from debt and equity offerings partially offset by reduced debt payments.

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

At September 30, 1999, the Company had total indebtedness of $893,400, an increase of $93,392 from its total indebtedness at December 31, 1998, and cash and cash equivalents of $6,365. At September 30, 1999, the Company's indebtedness included approximately $179,582 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880, senior unsecured notes of $406,000, borrowings under the Revolver of $50,000 and other unsecured lines of credit and unsecured debt of $21,938.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


Lines Of Credit
On May 7, 1999, the Operating Partnership amended its syndicated unsecured line of credit (the "Revolver") increasing its maximum capacity to $350 million. At September 30, 1999, $340 million of the Revolver was subscribed and available to the Operating Partnership. Borrowing under the Revolver bears interest at LIBOR plus .825% or prime minus .25%. The Revolver matures on April 30, 2002. At September 30, 1999, there was $50,000 outstanding under its Revolver and $19,938 under its other lines of credit.

Medium Term Notes
The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As of September 30, 1999, the Operating Partnership had $231,000 aggregate principle amount of notes outstanding under the MTN Program. The Remarketed Reset Notes under this program were repaid on April 7, 1999.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for its outstanding tax-exempt bonds. Under an agreement with FNMA, FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for the bond issues, aggregating $235,880, which were reissued. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Secured Debt
On March 30, 1999, the Operating Partnership issued $50 million of secured notes to an insurance company. These notes bear interest at 6.5% with an effective rate of 7.3% after consideration of a terminated swap agreement, mature on March 1, 2009 and are secured by two apartment communities. Net proceeds of $49,933 were used to repay outstanding indebtedness.

On July 23, 1999, the Operating Partnership issued $104 million of secured notes to FNMA. These notes bear interest at 30-day LIBOR (capped at 7% for one year) plus credit enhancement, liquidity and service fees of .935%, mature on July 23, 2029 and are secured by five apartment communities. The Operating Partnership has an option to call these notes after 10 years from the issuance date. Net proceeds of $101,998 were used to repay outstanding indebtedness.

Conventional Floating Rate Debt
The indebtedness of $20 million relating to The Rice was repaid on August 26, 1999 using proceeds from the Revolver.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

Schedule of Indebtedness
The following table reflects the Company's indebtedness at September 30, 1999:

                                                                                                          MATURITY   PRINCIPAL
             DESCRIPTION                          LOCATION                   INTEREST RATE                 DATE(1)    BALANCE
             -----------                          --------                   -------------                --------   ---------
CONVENTIONAL FIXED RATE (SECURED)
Post Hillsboro Village & The Lee Apartments ..  Nashville, TN                             9.20%           10/01/01    $  2,928
Parkwood Townhomes(TM) .......................  Dallas, TX                               7.375%           04/01/14         841
Northwestern Mutual Life .....................  Atlanta, GA                               6.50%           03/01/09      49,671
                                                                                                                      --------
                                                                                                                        53,440
                                                                                                                      --------
CONVENTIONAL FLOATING RATE (SECURED)
Addison Circle Apartment Homes
   by Post(TM)- Phase I ......................  Dallas, TX                         LIBOR + .75%           06/15/00      22,142
FNMA .........................................  Atlanta, GA                       LIBOR + .935%           07/23/29     104,000
                                                                                                                      --------
                                                                                                                       126,142
                                                                                                                      --------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R)Series 1995 ...................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25       9,895
Post Valley(R)Series 1995 ....................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25      18,600
Post Brook(R)Series 1995 .....................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25       4,300
Post Village(R)(Atlanta) Hills Series 1995 ...  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25       7,000
Post Mill(R)Series 1995 ......................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25      12,880
Post Canyon(R)Series 1996 ....................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25      16,845
Post Corners(R)Series 1996 ...................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25      14,760
Post Bridge(R) ...............................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25      12,450
Post Village(R)(Atlanta) Gardens .............  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25      14,500
Post Chase(R) ................................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25      15,000
Post Walk(R) .................................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25      15,000
Post Lake(R) .................................  Orlando, FL               "AAA" NON-AMT + .515% (2)(3)    06/01/25      28,500
Post Fountains at Lee Vista(R) ...............  Orlando, FL               "AAA" NON-AMT + .515% (2)(3)    06/01/25      21,500
Post Village(R) (Atlanta) Fountains
   and Meadows ...............................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25      26,000

Post Court(R) ................................  Atlanta, GA               "AAA" NON-AMT + .515% (2)(3)    06/01/25      18,650
                                                                                                                      --------
                                                                                                                       235,880
                                                                                                                      --------
SENIOR NOTES (UNSECURED)
Medium Term Notes ............................  N/A                                       6.22%           12/31/99      16,000
Medium Term Notes ............................  N/A                                LIBOR + .25%           03/03/00      30,000
Northwestern Mutual Life .....................  N/A                                       8.21%           06/07/00      30,000
Medium Term Notes ............................  N/A                                       7.02%           04/02/01      37,000
Northwestern Mutual Life .....................  N/A                                       8.37%           06/07/02      20,000
Senior Notes .................................  N/A                                       7.25%           10/01/03     100,000
Medium Term Notes ............................  N/A                                       7.30%           04/01/04      13,000
Medium Term Notes ............................  N/A                                       6.69%           09/22/04      10,000
Medium Term Notes ............................  N/A                                       6.78%           09/22/05      25,000
Senior Notes .................................  N/A                                       7.50%           10/01/06      25,000
Mandatory Par Put Remarketed Securities ......  N/A                                       6.85% (4)       03/16/15     100,000
                                                                                                                      --------
                                                                                                                       406,000
                                                                                                                      --------
LINES OF CREDIT & OTHER UNSECURED DEBT
City of Phoenix ..............................  N/A                                       5.00% (6)       03/01/21       2,000
Revolver - Syndicated ........................  N/A           LIBOR + .825% or prime minus .25% (5)       04/30/02      50,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


Revolver - Swing ...............................   N/A       LIBOR + .825% or prime minus .25%     04/21/01          5,000
Cash Management Line ...........................   N/A       LIBOR + .675% or prime minus .25%     03/31/00         14,938
                                                                                                                ----------
                                                                                                                    71,938
                                                                                                                ----------
TOTAL...........................................                                                                $  893,400
                                                                                                                ==========

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998).
(3) These bonds are cross-collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.
(4) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(5) Represents stated rate. The Company may also make "money market" loans of up to $175,000 at rates below the stated rate. At September 30, 1999, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 5.95%.
(6) This loan is interest-free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:

                                                                       QUARTER OF       ACTUAL OR ESTIMATED    ACTUAL OR ESTIMATED
                                                          # OF        CONSTRUCTION     QUARTER FIRST UNITS    QUARTER OF STABILIZED
METROPOLITAN AREA                                         UNITS       COMMENCEMENT          AVAILABLE               OCCUPANCY
-----------------                                       ---------     ------------     --------------------   ---------------------
Atlanta, GA
Post Spring(TM)........................................       452         3Q'99                2Q'00                  2Q'01
Riverside by Post(TM)- Phase II .......................       328         3Q'96                1Q'99                  1Q'00
Parkside by Post(TM)...................................       188         1Q'99                4Q'99                  2Q'00
Post Stratford(TM).....................................       250         2Q'99                2Q'00                  1Q'01
                                                         --------
                                                            1,218
                                                         --------
Charlotte, NC
Post Uptown Place(TM)..................................       227         3Q'98                4Q'99                  3Q'00
Post Gateway Place(TM).................................       232         3Q'99                3Q'00                  2Q'01
                                                         --------
                                                              459
Tampa, FL
Post Harbour Place (TM)................................       319         4Q'98                1Q'00                  1Q'01

Dallas, TX
Post Addison Circle(TM) (II) ..........................       610         1Q'98                1Q'99                  2Q'00
Post Block 588(TM) ....................................       127         4Q'98                4Q'99                  2Q'00
Post Addison Circle(TM)(III) ..........................       264         3Q'99                3Q'00                  2Q'01
Legacy Town Center City Apartment Homes by Post .......       384         3Q'99                4Q'00                  3Q'01
Post Uptown Village(TM)(II) ...........................       196         3Q'99                2Q'00                  4Q'00
                                                         --------
                                                            1,581
                                                         --------
Houston, TX
Post Midtown Square(TM) ...............................       479         1Q'98                2Q'99                  4Q'00

Denver, CO
Post Uptown Square(TM) ................................       449         1Q'98                3Q'99                  4Q'00

Phoenix, AZ
Post Roosevelt Square(TM) .............................       410         4Q'98                1Q'00                  1Q'01

Nashville, TN
The Bennie Dillon by Post(TM) .........................        86         2Q'98                2Q'99                  4Q'99

Orlando, FL
Parkside by Post(TM) ..................................       244         1Q'99                2Q'99                  3Q'00

Washington, D.C.
Pentagon Row by Post ..................................       504         2Q'99                4Q'00                  1Q'02

Austin, TX
Post West Avenue Lofts(TM) ............................       243         3Q'99                4Q'00                  3Q'01
                                                         --------
                                                            5,992
                                                         ========

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

Acquisition of assets and community improvement expenditures for the three and nine months ended September 30, 1999 and 1998 are summarized as follows:


                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                                         1999             1998             1999             1998
                                                                      ---------        ---------        ---------        ---------
New community development and acquisition activity .............      $  66,266        $  49,096        $ 220,555        $ 205,960

Non-recurring capital expenditures:

  Revenue generating additions and improvements ................          2,064            4,052            4,178           11,842

  Other community additions and improvements ...................            540              210            1,553            1,098

Recurring capital expenditures:

  Carpet replacements ..........................................            763              645            2,170            1,849

  Community additions and improvements .........................          1,841            1,266            5,113            3,103

  Corporate additions and improvements .........................          3,880            3,645            6,240            7,772
                                                                      ---------        ---------        ---------        ---------
                                                                      $  75,354        $  58,914        $ 239,809        $ 231,624
                                                                      =========        =========        =========        =========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------


YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to engage in normal business activities.

The Company has created a specially formed Year 2000 project team to evaluate and coordinate the Company's Year 2000 initiatives, which are intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. In addition, the Company engaged an independent expert to review its project plan. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including property management and accounting software, data processing, and telephone/PBX systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as elevators, alarm systems, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts, the Company has replaced or modified, or is in the process of doing so, certain computer equipment and software it currently uses. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company has completed its Year 2000 identification, assessment, and testing efforts and anticipates that its remediation efforts will be completed by November 30, 1999, prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of September 30, 1999, it had completed approximately 95% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 5% of the initiatives are in process and are expected to be completed on or about November 30, 1999.

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

At this time, the Company estimates the aggregate cost of its Year 2000 identification, assessment, remediation and testing efforts, or costs expected to be incurred by the Company with respect to Year 2000 issues of third parties to be approximately $3.2 million. Expenditures related to the Company's Year 2000 initiatives will be funded from operating cash flows. As of September 30, 1999, the Company had incurred costs of approximately $2.7 million related to its Year 2000 identification, assessment, remediation and testing efforts, all of which relates to analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant suppliers, contractors and other third party service providers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with suppliers, contractors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's business or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

The Company has completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company has prioritized its efforts on its IT and non-IT systems and the readiness of third parties with which the Company transacts business electronically. Based on this analysis, the Company has not identified any material operational problems or costs that it believes it is reasonably likely to incur with respect to its IT or non-IT Systems or as a result of the failure of third parties to complete efforts to achieve Year 2000 readiness. Although the Company does not currently anticipate the failure of such systems, the Company has established contingency plans which it will implement in the event of the failure of certain of its IT and non-IT systems. The Company expects to address other unforeseen operational problems associated with the Year 2000 issue on an as needed basis. The risks involved with not solving the Year 2000 issue and which are beyond the Company's ability to control include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunications services, delays or cancellations of shipping or transportation to major building suppliers, general deterioration of economic conditions resulting from Year 2000 issues, and inability of banks, vendors and other third parties with whom the Company does business to resolve Year 2000 problems.

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

FFO and CAD for the three and nine months ended September 30, 1999 and 1998 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                ----------------------------        ----------------------------
                                                                   1999               1998             1999              1998
                                                                ----------        ----------        ----------        ----------
Net income available to common shareholders ..............      $   23,770        $   20,834        $   69,083        $   55,690
   Extraordinary item, net of minority interest ..........              --                --               458                --
   Net loss on sale of assets ............................             246                --             1,337                --
   Minority interest of common unitholders in the
     Operating Partnership ...............................           3,206             3,022             9,435             8,434
   Loss on unused treasury locks .........................              --                --                --             1,944
                                                                ----------        ----------        ----------        ----------
Adjusted net income ......................................          27,222            23,856            80,313            66,068
   Depreciation of real estate assets (1).................          14,218            11,498            40,315            33,307
                                                                ----------        ----------        ----------        ----------
Funds from Operations (2) ................................          41,440            35,354           120,628            99,375
   Recurring capital expenditures (3) ....................          (2,604)           (1,911)           (7,283)           (4,952)
   Non-recurring capital expenditures (4) ................            (540)             (210)           (1,553)           (1,098)
   Loan amortization payments ............................             (20)              (19)              (60)              (55)
                                                                ----------        ----------        ----------        ----------
Cash Available for Distribution ..........................      $   38,276        $   33,214        $  111,732        $   93,270
                                                                ==========        ==========        ==========        ==========
Revenue generating capital expenditures (5) ..............      $    2,064        $    4,052        $    4,178        $   11,842
                                                                ==========        ==========        ==========        ==========
Cash Flow Provided By (Used In):
Operating activities .....................................      $   43,299        $   56,062        $  122,013        $  101,701
Investing activities .....................................      $  (73,110)       $  (74,079)       $ (217,692)       $ (231,793)
Financing activities .....................................      $   33,251        $   28,333        $   80,890        $  133,446

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                              -----------------------------     -----------------------------
                                                                   1999            1998             1999             1998
                                                              ------------     ------------     ------------     ------------
Weighted average common shares outstanding - basic....          38,574,434       36,007,167       38,361,877       34,351,747
                                                              ============     ============     ============     ============
Weighted average common shares and units
   outstanding - basic................................          43,772,859       41,222,891       43,567,297       39,567,512
                                                              ============     ============     ============     ============
Weighted average common shares outstanding - diluted..          39,122,421       36,433,862       38,827,381       34,823,164
                                                              ============     ============     ============     ============
Weighted average common shares and units
   outstanding - diluted..............................          44,320,846       41,649,586       44,032,801       40,038,929
                                                              ============     ============     ============     ============

(1) Depreciation on real estate assets is net of the minority interest portion of depreciation in consolidated partnerships.
(2) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(3) Recurring capital expenditures consisted primarily of $763 and $645 of carpet replacement and $1,841 and $1,266 of other additions and improvements to existing communities for the three months ended September 30, 1999 and 1998, respectively and $2,170 and $1,849 of carpet replacement and $5,113 and $3,103 of other additions and improvements to existing communities for the nine months ended September 30, 1999 and 1998, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $3,880 and $3,645 for the three months ended September 30, 1999 and 1998, respectively, and $6,240 and $7,772 for the nine months ended September 30, 1999 and 1998, respectively, are excluded from the calculation of CAD.
(4) Non-recurring capital expenditures consisted of community additions and improvements of $540 and $210 for the three months ended September 30, 1999 and 1998, respectively, and $1,553 and $1,098 for the nine months ended September 30, 1999 and 1998, respectively.
(5) Revenue generating capital expenditures is primarily comprised of major renovations of communities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since December 31, 1998.

PART II.        OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

                None

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                On September 3, 1999, the Operating Partnership issued $70 million of Series D Cumulative Redeemable Preferred Units of limited partnership interest (the "Series D Preferred Units") to an institutional investor in a private placement meeting the requirements of Regulation D promulgated under the Securities Act of 1933, as amended. Net proceeds to the Operating Partnership of approximately $68 million were used to repay outstanding indebtedness.

                The Series D Preferred Units are exchangeable under certain circumstances, in whole but not in part, at the option of holders of 50% or more of the Series D Preferred Units, for 8% Series D Cumulative Redeemable Preferred Shares of the Company (the "Series D Preferred Shares), at an exchange ratio of one Series D Preferred Share for each Series D Preferred Unit.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

                None

ITEM 5.         OTHER INFORMATION

                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)        Exhibits

                 3.1       Articles of Amendment to the Company's Restated Articles of Incorporation
                10.1       Fifth  Amendment to Second  Amended and  Restated  Partnership  Agreement
                           of Post  Apartment Homes, L.P.
                10.2       Registration Rights Agreement, dated September 3,
                           1999, between the Company, the Operating Partnership
                           and TMCT II, LLC
                27.1       Financial Data Schedule for the Company - Third Quarter 1999
                           (for SEC filing purposes only)
                27.2       Financial Data Schedule for the Operating Partnership - Third Quarter 1999
                           (for SEC filing purposes only)

                The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

                (b)        Reports on Form 8-K

                There were no reports on Form 8-K filed by either registrant during the three month period ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST PROPERTIES, INC.



     November 11, 1999                    /s/ John T. Glover
   -----------------------                --------------------------------
          (Date)                          John T. Glover, President
                                          (Principal Financial Officer)




     November 11, 1999                    /s/ R. Gregory Fox
   -----------------------                --------------------------------
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



POST APARTMENT HOMES, L.P.
                                          By: Post GP Holdings, Inc.,
                                              as General Partner


     November 11, 1999                    /s/ John T. Glover
   -----------------------                --------------------------------
          (Date)                          John T. Glover, President
                                          (Principal Financial Officer)


     November 11, 1999                    /s/ R. Gregory Fox
   -----------------------                --------------------------------
          (Date)                          R. Gregory Fox
                                          Executive Vice President, Chief
                                          Accounting Officer