Form 10-K
period 1999-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2000-03-21
CIK 903127, 1012271

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        -------------------------------
                                   FORM 10-K
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSMISSION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 1-12080
                         COMMISSION FILE NUMBER 0-28226
                        -------------------------------
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

           4401 NORTHSIDE PARKWAY, SUITE 800, ATLANTA, GEORGIA 30327
              (Address of principal executive offices -- zip code)
                                 (404) 846-5000
             (Registrant's telephone number, including area code)
                        -------------------------------

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

        Securities registered pursuant to Section 12(g) of the Act: None

                                                     NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                       WHICH REGISTERED
               -------------------                       ----------------
          Units of Limited Partnership                         None
                        -------------------------------
    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

              Post Properties, Inc.:         YES   [x]    NO   [ ]
              Post Apartment Homes, L.P.:    YES   [x]    NO   [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 10, 2000 was approximately $1,454,345,000. As of March 10, 2000, there were 39,042,806 shares of common stock, $.01 par value, outstanding.
                        -------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 17, 2000 are incorporated by reference in Part III.

===============================================================================

                             POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                               TABLE OF CONTENTS


    ITEM                                        FINANCIAL INFORMATION                                      PAGE
     NO.                                                                                                    NO.
     ---                                                                                                    ---

             PART I

     1.         Business..............................................................................       1

     2.         Properties............................................................................       8

     3.         Legal Proceedings.....................................................................      10

     4.         Submission of Matters to a Vote of Security Holders...................................      10

     X.         Executive Officers of the Registrant..................................................      10


             PART II

     5.         Market Price of the Registrant's Common Stock and Related Stockholder Matters.........      14

     6.         Selected Financial Data...............................................................      15

     7.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..........................................................      19

     7A.        Quantitative and Qualitative Disclosures about Market Risk............................      30

     8.         Financial Statements and Supplementary Data...........................................      32

     9.         Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure...........................................................      32


             PART III

     10.        Directors and Executive Officers of the Registrant....................................      33

     11.        Executive Compensation................................................................      33

     12.        Security Ownership of Certain Beneficial Owners and Management........................      33

     13.        Certain Relationships and Related Transactions........................................      33


             PART IV

     14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....................      34

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

Post Properties, Inc. (the "Company") is one of the largest developers and operators of upscale multifamily apartment communities in the Southeastern and Southwestern United States. The Company currently owns 86 stabilized communities (the "Communities") containing 29,720 apartment units located primarily in metropolitan Atlanta, Georgia; Dallas, Texas and Tampa, Florida. In addition, the Company currently has under construction or in initial lease-up 16 new communities and additions to three existing communities in the Atlanta, Georgia; Dallas, Houston and Austin, Texas; Tampa and Orlando, Florida; Denver, Colorado; Charlotte, North Carolina; Phoenix, Arizona and Washington D. C. metropolitan areas that will contain an aggregate of 6,018 apartment units upon completion. For the year ended December 31, 1999, the average economic occupancy rate (defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent) of the 76 Communities stabilized for the entire year was 96.4%. The average monthly rental rate per apartment unit at these Communities for December 1999 was $885. The Company also manages through affiliates 13,553 additional apartment units owned by third parties. The Company is a fully integrated organization with multifamily development, acquisition, operation and asset management expertise. The Company has approximately 2,035 employees, none of whom is a party to a collective bargaining agreement.

Since its founding in 1971, the Company has pursued three distinctive core business strategies that have remained substantially unchanged:

Investment Building
Investment building means taking a long-term view of the assets the Company creates. The Company develops communities with the intention of operating them for periods that are relatively long by the standards of the apartment industry. Key elements of the Company's investment building strategy include instilling a disciplined team approach to development decisions, selecting sites in urban infill locations in strong primary markets, consistently constructing new apartment communities with a uniformly high quality, and conducting ongoing property improvements.

Promotion of the Post(R) Brand Name
The Post(R) brand name strategy has been integral to the success of the Company and, to the knowledge of the Company, has not been successfully duplicated within the multifamily real estate industry in any major U.S. market. For such a strategy to work, a company must develop and implement systems to achieve uniformly high quality and value throughout its operations. As a result of the Company's efforts in developing and maintaining its communities, the Company believes that the Post(R) brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and provide superior resident service. Key elements in implementing the Company's brand name strategy include extensively utilizing the trademarked brand name, adhering to quality in all aspects of the Company's operations, developing and implementing leading edge training programs, and coordinating the Company's advertising programs to increase brand name recognition.

Service Orientation
The Company's mission statement is: "To provide the superior apartment living experience for our residents." By striving to provide a superior product and superior service, the Company believes that it will be able to achieve its long-term goals. The Company believes that it provides its residents with superior product and superior service through its uniformly high quality construction, selective urban infill locations, award winning landscaping and numerous amenities, including on site business centers, on site courtesy officers, urban vegetable gardens and state of the art fitness centers.

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

The Company is a self-administered and self-managed equity real estate investment trust (a "REIT"). In 1993, the Company completed an initial public offering of its Common Stock (the "Initial Offering") and a business combination involving entities under varying common ownership. Proceeds from the Initial Offering were used by the Company, in part, to acquire a controlling interest in Post Apartment Homes, L.P. (the "Operating Partnership"), the Company's principal operating subsidiary, which was formed to succeed to substantially all of the ownership interest in a portfolio of 40 Post(R) multifamily apartment communities, all of which were developed by the Company and owned by affiliates of the Company, and to the development, leasing, landscaping and management business of the Company and certain other affiliates.

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

THE OPERATING PARTNERSHIP

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company's operations are conducted. At December 31, 1999, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 88.2% of the common units in the Operating Partnership ("Units") and 64.1% of the preferred Units (the "Perpetual Preferred Units"). The other limited partners of the Operating Partnership, who hold units, are those persons (including certain officers and directors of the Company) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of Common Stock. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units or Perpetual Preferred Units, as appropriate, to the Company.

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

OPERATING SUBSIDIARIES

The operating subsidiaries of the Operating Partnership, each of which is wholly owned by Post Services, include:

RAM
RAM provides third party asset management and leasing services for multifamily properties that do not operate under the Post(R) name. RAM's clients include pension funds, independent private investors, financial institutions and insurance companies. RAM's asset management contracts generally are subject to annual renewal or are terminable upon specified notice. As of December 31, 1999, RAM managed 67 properties (located in Georgia, Florida, Tennessee, Kansas, Missouri, North Carolina, Texas and Virginia) with 13,553 units under management.

Post Landscape Group
As a result of the reputation the Company developed in connection with the landscaping of Post(R) communities, in 1990, the Company began providing third party design landscape services for clients other than Post(R) communities. Projects with third parties include the design, installation and maintenance of the landscape for golf courses, office parks, commercial buildings and other commercial enterprises, and private residences. Post Landscape Group provides such third party landscape services.

See Note 14 to the Company's Consolidated Financial Statements for information regarding the industry segments into which the Company organizes its operations.

HISTORY OF POST PROPERTIES, INC.

During the five-year period from January 1, 1995 through December 31, 1999, the Company and affiliates have developed and completed 9,051 apartment units in 28 apartment communities, acquired 7,186 units in 28 apartment communities (26 communities containing 6,296 apartment units were as a result of the merger with Columbus Realty Trust (the "Merger") and sold six apartment communities containing an aggregate of 1,362 apartment units. Historically, the Company has primarily developed its apartment communities to the Company's specifications as opposed to buying or refurbishing existing properties built by others. The Company and its affiliates have sold apartment communities after holding them for investment periods that typically have been seven to twelve years after development. The following table shows the results of the Company's developments during this period:

                                                 1999          1998           1997             1996           1995
                                              ---------     ----------     ----------       ---------       ---------
Units completed ........................          1,955          2,025          2,128           2,258             685
Units acquired(1) ......................             --             --          6,296             890              --
Units sold .............................           (198)            --           (416)           (180)           (568)

Total units owned by Company
 affiliates ............................         29,720         27,963         25,938          17,930          14,962
Total apartment rental income (in
 thousands) ............................      $ 318,697      $ 275,755      $ 185,732       $ 158,618       $ 133,817

(1) As part of the Merger, the Company acquired 26 communities containing 6,296 units. Of the communities acquired in the Merger, 14 communities containing 3,916 units were built by Columbus and 12 communities containing 2,380 units were acquired by Columbus.

CURRENT DEVELOPMENT ACTIVITY

The Company currently has under construction or in initial lease-up 16 new communities and additions to three existing communities that will contain an aggregate of 6,018 units upon completion. The Company's communities under development or in initial lease-up are summarized in the following table:

                                                                          ACTUAL OR            ACTUAL OR
                                                                          ESTIMATED            ESTIMATED
                                                      QUARTER OF           QUARTER            QUARTER OF
                                         # OF        CONSTRUCTION        FIRST UNITS          STABILIZED
METROPOLITAN AREA                        UNITS       COMMENCEMENT         AVAILABLE            OCCUPANCY
-----------------                        -----      --------------     ---------------      --------------

ATLANTA, GA
Post Parkside(TM) ..................       188           1Q'99              4Q'99                2Q'00
Post Spring(TM) ....................       452           3Q'99              2Q'00                3Q'01
Post Stratford(TM) .................       250           2Q'99              1Q'00                1Q'01
                                         -----
                                           890
                                         -----
CHARLOTTE, NC
Post Uptown Place(TM) ..............       227           3Q'98              1Q'00                3Q'00
Post Gateway Place(TM) .............       232           3Q'99              3Q'00                2Q'01
                                         -----
                                           459
                                         -----
DALLAS, TX
Post Block 588(TM) .................       127           4Q'98              1Q'00                2Q'00
Post Addison Circle(TM) II .........       610           1Q'98              1Q'99                2Q'00
Post Addison Circle(TM) III ........       264           3Q'99              3Q'00                2Q'01
Legacy Town Center City
   Apartment Homes by Post .........       384           3Q'99              3Q'00                4Q'01
Uptown Village by Post(TM) II ......       196           3Q'99              2Q'00                4Q'00
                                         -----
                                         1,581
                                         -----
HOUSTON, TX
Post Midtown Square(TM) I ..........       479           1Q'98              2Q'99                3Q'00
Post Midtown Square(TM)Phase II ....       188           1Q'00              1Q'01                4Q'01
                                         -----
                                           667
                                         -----
TAMPA, FL
Post Harbour Place(TM)Phase II .....       319           4Q'98              1Q'00                1Q'01
                                         -----

DENVER, CO
Post Uptown Square(TM) I ...........       449           1Q'98              3Q'99                4Q'00
Post Uptown Square(TM)Phase II .....       247           1Q'00              1Q'01                4Q'01
                                         -----
                                           696
                                         -----
PHOENIX, AZ
Post Roosevelt Square(TM) ..........       410           4Q'98              1Q'00                1Q'01
                                         -----

ORLANDO, FL
Post Parkside(TM) ..................       244           1Q'99              2Q'99                3Q'00
                                         -----

WASHINGTON, DC
Post Pentagon Row ..................       504           2Q'99              4Q'00                1Q'02
                                         -----

AUSTIN, TX
Post West Avenue Lofts(TM) .........       248           3Q'99              4Q'00                3Q'01
                                         -----

TOTAL                                    6,018
                                         =====

The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in selected market areas.

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

ITEM 2. PROPERTIES

At February 10, 2000, the Communities consisted of 86 stabilized Post(R) multifamily apartment communities located in the following metropolitan areas:

        METROPOLITAN AREA                           COMMUNITIES      # OF UNITS     % OF TOTAL
        -----------------                           -----------      ----------     ----------
        Atlanta, GA............................              41         16,298           54.8%
        Dallas, TX.............................              23          6,062           20.4%
        Houston, TX............................               1            309            1.0%
        Tampa, FL..............................               9          3,185           10.7%
        Jackson, MS............................               3            983            3.3%
        Orlando, FL............................               2          1,248            4.2%
        Fairfax, VA............................               2            700            2.4%
        Nashville, TN..........................               4            533            1.8%
        Charlotte, NC..........................               1            402            1.4%
                                                      ---------      ---------       ---------
                                                             86         29,720          100.0%
                                                      =========      =========       =========

The Company or its predecessors developed all but 14 of the Post(R) Communities and currently manages all of the Communities. Fifty-one of the Communities have in excess of 300 apartment units, with the largest Community having a total of 916 apartment units. Seventy-seven of the eighty-six Communities, comprising approximately 91% of the Communities' apartment units, were completed after January 1, 1986. The average age of the Communities is approximately nine years. The average economic occupancy rate was 96.4% and 96.5%, respectively, and the average monthly rental rate per apartment unit was $851 and $826, respectively, for communities stabilized for each of the entire years ended December 31, 1999 and 1998. See "Selected Financial Information."

                             COMMUNITY INFORMATION

                                                                                                     DECEMBER 1999      1999
                                                                              AVERAGE       NUMBER      AVERAGE       AVERAGE
                                                            YEAR             UNIT SIZE        OF     RENTAL RATES     ECONOMIC
COMMUNITIES                               LOCATION(1)     COMPLETED         (SQUARE FEET)    UNITS      PER UNIT     OCCUPANCY(2)
-----------                               -----------     ---------         -------------   ------   -----------     ------------
GEORGIA
Post Ashford(R)....................          Atlanta         1987                 872         222       $   824        96.4%
Post Briarcliff(TM)................          Atlanta         1999               1,062         688         1,094         N/A (4)
Post Bridge(R).....................          Atlanta         1986                 847         354           725        97.3%
Post Brookhaven(R).................          Atlanta      1990-92(3)              991         735           988        96.6%
Post Canyon(R).....................          Atlanta         1986                 899         494           741        98.0%
Post Chase(R)......................          Atlanta         1987                 938         410           734        94.1%
Post Chastain(R)...................          Atlanta         1990                 965         558         1,050        95.4%
Post Collier Hills(R)..............          Atlanta         1997                 967         396         1,047        96.0%
Post Corners(R)....................          Atlanta         1986                 860         460           733        94.9%
Post Court(R)......................          Atlanta         1988                 838         446           701        95.7%
Post Creek(TM).....................          Atlanta         1983(5)            1,180         810           934        95.5%
Post Crest(R)......................          Atlanta         1996               1,073         410         1,050        98.3%
Post Crossing(R)...................          Atlanta         1995               1,067         354         1,096        96.0%
Post Dunwoody(R)...................          Atlanta      1989-96(3)              941         530           993        95.9%
Post Gardens(R)....................          Atlanta         1998               1,066         397         1,248        96.2%
Post Glen(R).......................          Atlanta         1997               1,113         314         1,228        97.3%
Post Lane(R).......................          Atlanta         1988                 840         166           761        97.2%
Post Lenox Park(TM)................          Atlanta         1995               1,030         206         1,137        96.9%
Post Lindbergh(R)..................          Atlanta         1998                 960         396         1,098         N/A (4)
Post Mill(R).......................          Atlanta         1985                 952         398           765        97.6%
Post Oak(TM).......................          Atlanta         1993               1,003         182         1,073        98.0%
Post Oglethorpe(R).................          Atlanta         1994               1,205         250         1,317        96.3%
Post Park(R).......................          Atlanta      1988-90(3)              904         770           817        96.2%
Post Parkwood(R)...................          Atlanta         1995               1,071         125           977        97.3%
Post Peachtree Hills(R)............          Atlanta      1992-94(3)              982         300         1,072        95.7%
Post Pointe(R).....................          Atlanta         1988                 835         360           711        95.8%
Post Renaissance(R)(6).............          Atlanta      1992-94(3)              890         342         1,016        95.6%
Post Ridge(R)......................          Atlanta         1998               1,045         434         1,076         N/A (4)
Post River(R)......................          Atlanta      1991-98(3)            1,015         213         1,256        95.7%
Post Summit(R).....................          Atlanta         1990                 957         148           914        97.4%
Post Terrace(R)....................          Atlanta         1996               1,144         296         1,137        95.8%
Post Valley(R).....................          Atlanta         1988                 854         496           716        97.6%
Post Village(R)....................          Atlanta                                                        764        97.0%
 The Arbors........................                          1983               1,063         301
 The Fountains.....................                          1987                 850         352
 The Gardens.......................                          1986                 891         494
 The Hills.........................                          1984                 953         241
 The Meadows.......................                          1988                 817         350
Post Vinings(R)....................          Atlanta      1989-91(3)              964         403           849        97.5%
Post Walk(R).......................          Atlanta      1984-87(3)              932         476           852        97.3%
Post Woods(R)......................          Atlanta      1977-83(3)            1,057         494           925        96.2%
Riverside by Post(TM)..............          Atlanta         1998                 989         527         1,569         N/A (4)
                                                                               ------      ------        ------      ------
 Subtotal/Average--Georgia.........                                               973      16,298           947        96.4%
                                                                               ------      ------        ------      ------
TEXAS
Addison Circle Apartment Homes
  by Post(TM) - Phase I.............         Dallas          1998                 896         460           917        95.9%
The American Beauty Mill by Post(TM)         Dallas          1998                 980          80           980        93.0%
Cole's Corner(TM)...................         Dallas          1998                 796         186           982        94.8%
Columbus Square by Post(TM).........         Dallas          1996                 861         218         1,139        96.2%
Post Parkwood(R)....................         Dallas       1962-70(3)            1,042          96           975        97.1%
Post Ascension(TM)..................         Dallas       1985-95(3)              929         166           813        95.7%
Post Hackberry Creek(TM)............         Dallas       1988-96(3)              865         432           798        95.3%
Post Lakeside(TM)...................         Dallas          1986                 791         327           819        97.7%
Post Townlake(TM)/Parks.............         Dallas       1986-87(3)              869         398           750        96.9%
Post White Rock(TM).................         Dallas          1988                 659         207           736        96.8%
Post Winsted(TM)....................         Dallas          1996                 728         314           778        96.0%
The Shores by Post(TM)..............         Dallas       1988-97(3)              874         907           924        96.0%
The Abbey of State-Thomas by Post(TM)        Dallas          1996               1,276          34         1,924        96.4%
The Commons at Turtle Creek by Post(TM)      Dallas          1985                 645         158           781        97.4%
The Heights of State-Thomas by Post(TM)      Dallas          1998                 813         198         1,013        96.6%

                                                                        AVERAGE                DECEMBER 1999       1999
                                                                       UNIT SIZE    NUMBER        AVERAGE         AVERAGE
                                                           YEAR         (SQUARE       OF       RENTAL RATES       ECONOMIC
COMMUNITIES                               LOCATION(1)    COMPLETED       FEET)       UNITS        PER UNIT      OCCUPANCY(2)
-----------                               -----------    ---------     ---------    ------     -------------    ------------
TEXAS CONTINUED
Heights II..........................        Dallas         1999           894         170          1,074           N/A (4)
The Meridian of State-Thomas by
   Post(TM).........................        Dallas         1991           798         132          1,089          96.1%
The Residences on McKinney by
   Post(TM).........................        Dallas         1986           749         196          1,031          94.3%
The Rice by Post(TM)................        Houston        1998           977         309          1,369           N/A (4)
The Vineyard by Post(TM)............        Dallas         1996           728         116            949          97.4%
The Vintage by Post(TM).............        Dallas         1993           781         161            937          96.3%
The Worthington of State-Thomas
   by Post(TM)......................        Dallas         1993           818         332          1,143          96.2%
Uptown Village by Post(TM)..........        Dallas         1995           767         300            924          97.0%
Post Windhaven(TM)(7)...............        Dallas         1991           825         474            611         100.0%
                                                                        -----      ------        -------        ------
 Subtotal/Average -- Texas..........                                      848       6,371            919          96.3%
                                                                        -----      ------        -------        ------
FLORIDA
Post Bay(R).........................        Tampa          1988           782         312            723          93.9%
Post Court(R).......................        Tampa          1991         1,018         228            827          95.1%
Post Fountains at Lee Vista(R)......        Orlando        1988           835         508            695          96.7%
Post Harbour Place..................        Tampa          1999         1,037         206          1,279           N/A (4)

Post Hyde Park(R)...................        Tampa          1996         1,009         389          1,060           N/A (4)
Post Lake(R)........................        Orlando        1988           850         740            677          96.1%
Post Rocky Point(R).................        Tampa        1996-98 (3)    1,018         916          1,025           N/A (4)
Post Village(R).....................        Tampa                                                    768          94.8%
 The Arbors.........................                       1991           967         304
 The Lakes..........................                       1989           895         360
 The Oaks...........................                       1991           968         336
Post Walk(R) at
 Old Hyde Park Village..............        Tampa          1997           984         134          1,259          95.9%
                                                                        -----      ------        -------        ------
 Subtotal/Average -- Florida........                                      942       4,433            862          95.4%
                                                                        -----      ------        -------        ------
MISSISSIPPI
Post Mark(TM).......................        Jackson        1984           988         256            625         95.9%
Post Pointe(R)......................        Jackson        1997           812         241            621         93.2%
Post Trace(R).......................        Jackson       1989-95 (3)     734         486            577         94.2%
                                                                        -----      ------        -------       ------
 Subtotal/Average -- Mississippi                                          845         983            600         94.4%
                                                                        -----      ------        -------       ------
VIRGINIA
Post Corners(R) at Trinity Centre...        Fairfax        1996         1,030         336          1,022         99.4%
Post Forest(R)......................        Fairfax        1990           889         364            989         99.8%
                                                                        -----      ------        -------       ------
 Subtotal/Average -- Virginia.......                                      960         700          1,005         99.6%
                                                                        -----      ------        -------       ------
NORTH CAROLINA
Post Park at Phillips Place(R)......        Charlotte      1998           912         402          1,238         96.7%
                                                                        -----      ------        -------       ------
TENNESSEE
Post Hillsboro Village(R)...........        Nashville      1998           910         201          1,054         96.7%
Post Green Hills(R).................        Nashville      1996         1,056         166          1,121         97.8%
Post Bennie Dillon(TM)..............        Nashville      1999           719          86          1,061          N/A (4)
The Lee Apartments .................        Nashville      1924 (8)       808          80            678         98.7%
                                                                        -----      ------        -------       ------
 Subtotal/Average -- Tennessee......                                      873         533          1,020         97.4%
                                                                        -----      ------        -------       ------
   TOTAL............................                                      908      29,720         $  923         96.4%
                                                                        =====      ======        =======       ======

(1)     Refers to greater metropolitan areas of cities indicated.
(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3) These dates represent the respective completion dates for multiple phases of a community.
(4) During 1999, this community or a phase in this community was in lease-up and, therefore, is not included.
(5) This community was completed by the Company in 1983, sold during 1986, managed by the Company through 1993 and reacquired by the Company in 1996.
(6) The Company has a leasehold interest in the land underlying Post Renaissance pursuant to a ground lease that expires on January 1, 2040.
(7)     Post Windhaven(TM) is subject to a master lease with Electronic Data
        Systems.
(8)     The Company acquired this community in 1996.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions are as follows:


             NAME                                              POSITIONS AND OFFICES HELD
             ----                                              --------------------------

John A. Williams........................     Chairman of the Board, Chief Executive Officer and Director
John T. Glover..........................     Vice Chairman and Director
Jeffrey A. Harris.......................     President and Chief Operating Officer
W. Daniel Faulk, Jr.....................     President -- Post Apartment Development and Chief Development
                                             Officer
Arthur E. Lomenick......................     Senior Executive Vice President -- Post Apartment Development
R. Byron Carlock, Jr....................     Executive Vice President and Chief Investment Officer -- Post
                                             Corporate Services
Sherry W. Cohen.........................     Executive Vice President and Secretary -- Post Corporate Services
James F. Duffy..........................     Executive Vice President -- Post Apartment Development
R. Gregory Fox..........................     Executive Vice President and Chief Accounting Officer -- Post
                                             Corporate Services
Martha J. Logan.........................     Executive Vice President -- Post Apartment Management
John B. Mears...........................     Executive Vice President -- Post Apartment Development
Michelle G. Toups.......................     Executive Vice President -- Post Apartment Management
Thomas L. Wilkes........................     Executive Vice President -- Post Apartment Management
Terry L. Chapman........................     Senior Vice President -- Post Apartment Management
Douglas S. Gray.........................     Senior Vice President -- Post Corporate Services
John D. Hooks...........................     Senior Vice President -- Post Apartment Management
Joseph R. Taylor........................     Senior Vice President -- Post Apartment Development
Sheila James Teabo......................     Senior Vice President -- Post Apartment Management
Janie S. Maddox.........................     Vice President -- Post Corporate Services
William F. Leseman......................     Executive Vice President -- RAM Partners, Inc.
William C. Lincicome....................     Executive Vice President -- Post Landscape Group, Inc.
Janet M. Appling........................     Vice President -- Post Corporate Apartments

The following is a biographical summary of the experience of the executive officers of the Company:

John A. Williams. Mr. Williams is the Chairman of the Board and Chief Executive Officer of the Company and is a Director. Mr. Williams founded the business of the Company in 1971 and since that time has acted as Chairman and Chief Executive Officer. Mr. Williams is currently serving on the board of directors of Crawford & Co. and the Atlanta Regional Commission and is Chairman of Metro Atlanta Chamber of Commerce. Mr. Williams is 57 years old.

John T. Glover. Mr. Glover has been the Vice Chairman of the Company since February 29, 2000 and a Director since 1984. From 1984 through February 29, 2000, Mr. Glover was President, Chief Operating Officer, and Treasurer of the Company. Mr. Glover is a Director of SunTrust Bank, Haverty's Furniture Companies, Inc. and Emory Healthcare, Inc. Mr. Glover is 53 years old.

Jeffrey A. Harris. Mr. Harris has been with the Company for fifteen years and, as of March 1, 2000, is currently the President and Chief Operating Officer of the Company. From December 1998 to December 1999, he was President of Post Apartment Management. From October 1995 to December 1998, he was President of Post Management Services. Prior thereto, Mr. Harris was President of Post Apartment Management from March 1995, Executive Vice President of Post Apartment Management from April 1993 and Senior Vice President from 1989. Mr. Harris is a former President of and currently serves on the Board of Directors of the Atlanta Apartment Association. Mr. Harris is 42 years old.

W. Daniel Faulk, Jr. Mr. Faulk has been with the Company for thirteen years and is currently President of Post Apartment Development and Chief Development Officer. From April 1993 to December 1999, he was President of Post Apartment Development, which is responsible for the development and construction of all Post(R) apartment communities. Prior thereto, Mr. Faulk was President of Post Atlanta since February 1987. Mr. Faulk is currently on the board of directors of Mountain National Bank. Mr. Faulk is 57 years old.

Arthur E. Lomenick. Mr. Lomenick joined the Company in October 1997 and, since December 1998, has been Senior Executive Vice President of Post Apartment Development. From October 1997 to December 1998, he was an Executive Vice President of Post West. He is responsible for new development in the Western United States. Mr. Lomenick was a Senior Vice President of Columbus Realty Trust ("Columbus") from October 1994 through October 1997 and was Vice President from October 1993 to October 1994. Previously, Mr. Lomenick served as Vice President, Investments, for Memphis Real Estate since January 1993. Mr. Lomenick is 44 years old.

R. Byron Carlock, Jr. Mr. Carlock joined the Company in June 1998 as Executive Vice President and Chief Investment Officer. Mr. Carlock was Chairman of The Carlock Companies, Inc. from March 1998 through June 1998 and was President and Chief Operating Officer of W.B. Johnson Properties, LLC from March 1997 through February 1998. From June 1987 through March 1997 Mr. Carlock served the Trammell Crow organization in various capacities including Managing Director of Crow Investment Trust, Director of Trammell Crow Capital Markets, Associate of Trammell Crow Ventures and Development Associate of Trammell Crow Company. Mr. Carlock is a council member of the Urban Land Institute and a board member of CHARIS Community Housing. Mr. Carlock is 37 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for fifteen years. Since October 1997, she has been an Executive Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen had also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 45 years old.

James F. Duffy. Mr. Duffy joined the Company in October 1997 and, since December 1998, has been Executive Vice President of Post Apartment Development. He is responsible for the construction of all Post apartment communities located in the Western United States. From October 1997 to December 1998 he was an Executive Vice President of Post West. He was a Senior Vice President of Columbus from May 1996 through October 1997. Prior to his affiliation with Columbus, Mr. Duffy was President of the JFD Group, a business consulting firm specializing in the commercial construction industry from 1993 to 1996. Prior thereto, he was President of the W. B. Moore Company from 1991 to 1993. Mr. Duffy is 55 years old.

R. Gregory Fox. Mr. Fox has been with the Company since February 1996 and, since December 1998, has served as Executive Vice President of Post Corporate Services and the Company's Chief Accounting Officer responsible for financial reporting and planning, accounting, management information systems and human resources. From February 1996 to December 1998, Mr. Fox was a Senior Vice President. Prior to joining the Company, he was a senior manager in the audit division of Price Waterhouse LLP where he was employed for ten years. Mr. Fox is a Certified Public Accountant. Mr. Fox is 40 years old.

Martha J. Logan. Ms. Logan has been with the Company for eight years. Since December 1998, she has been Executive Vice President of Post Apartment Management. From October 1997 to December 1998, Ms. Logan was Executive Vice President of Post Management Services. From October 1995 to October 1997, she was President of Post Management Services. Prior thereto, Ms. Logan was President of RAM since July 1994, Executive Vice President of RAM from January 1994 and Vice President of RAM since 1991. Ms. Logan is 45 years old.

John B. Mears. Mr. Mears has been with the Company since November 1993 and, since December 1998, has been Executive Vice President of Post Apartment Development. From October 1997 to December 1998, he was an Executive Vice President of Post East Development. He is responsible for new development in the Eastern United States. Prior thereto, he was a Senior Vice President of Post Apartment Development since July 1994. Prior to joining the Company, Mr. Mears was an associate in the Real Estate Investment Banking Group at Merrill Lynch and Company since July 1992. Mr. Mears is 36 years old.

Michelle G. Toups. Ms. Toups joined the Company in November 1996 and is currently an Executive Vice President for Post Apartment Management responsible for the operations of Post(R) communities in the Eastern United States. From November 1996 through December 1999, she was a Group Vice President for Post Apartment Management. Prior thereto, she was a Senior Vice President at Security Capital Atlantic for more than three years. Ms. Toups is 46 years old.

Thomas L. Wilkes. Mr. Wilkes joined the Company in October 1997 and, since December 1998, has been an Executive Vice President and Director of Operations for Post Apartment Management responsible for the operations of Post(R) communities in the Western United States. From October 1997 to December 1998 he was an Executive Vice President and Director of Operations of Post West. Mr. Wilkes was a Senior Vice President of Columbus from October 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a multifamily property management firm and a member of the Columbus Group, since its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 40 years old.

Terry L. Chapman. Mr. Chapman has been with the Company for twenty-six years and, since December 1998, has been a Senior Vice President of Post Apartment Management. From October 1997 to December 1998, he was a Senior Vice President of Post Management Services. Prior thereto, he was an Executive Vice President of Post Management Services for more than five years. He is responsible for maintenance, quality assurance, security, and preventive maintenance for all Post(R) communities. Mr. Chapman is 53 years old.

Douglas S. Gray. Mr. Gray joined the Company in December 1997 and, since January 1999, has been a Senior Vice President of Post Corporate Services responsible for financial planning and asset management. He was a Vice President of Post Corporate Services from December 1997 to December 1998. Prior to joining Post, Mr. Gray was Vice President of Dutch Institutional Holding Co. from July 1994 to November 1997. Prior thereto, he was Director of Property Services for The Landmarks Group from June 1988 to June 1994. Mr. Gray is 40 years old.

John D. Hooks. Mr. Hooks has been with the Company for twenty-one years and since December 1998 has been a Senior Vice President of Post Apartment Management. From October 1997 to December 1998 Mr. Hooks was a Senior Vice President of Post Management Services. He is responsible for landscape design, installation and maintenance on all Post(R) communities. Prior thereto, he was an Executive Vice President of Post Landscape since July 1993. He was the Senior Vice President of Landscape from January 1987 to July 1993. Mr. Hooks is 45 years old.

Joseph R. Taylor. Mr. Taylor has been with the Company thirteen years and is currently a Senior Vice President of Post Apartment Development. He is responsible for the construction of all Post apartment communities located in the Eastern United States. Prior thereto, he was a Vice President in 1998, a Senior Project Manager in 1997, and a Project Manager for more than 5 years in Post Apartment Development. Mr. Taylor is 36 years old.

Sheila James Teabo. Ms. Teabo has been with the Company thirteen years and is currently a Senior Vice President of Post Apartment Management responsible for the operations of certain Post(R) communities in the Eastern United States. From 1995 through 1997, she was a Regional Vice President of Post Apartment Management. Prior thereto, she was an Area Vice President for more than three years of Post Apartment Management. Ms. Teabo is 36 years old.

Janie S. Maddox. Ms. Maddox has been with the Company for twenty-three years. Since November 1995, she has been a Vice President of Post Corporate Services responsible for public relations. Prior thereto, she was a Senior Vice President of Post Management Services primarily responsible for human resources since 1990. Ms. Maddox is 52 years old.

William F. Leseman. Mr. Leseman has been with the Company for ten years. Since October 1997, he has been Executive Vice President of RAM responsible for its operations. Prior thereto, he was a Senior Vice President of RAM from 1995 through September 1997. Prior thereto, Mr. Leseman was Senior Vice President of Post Management Services from 1994 to 1995 and an Area Vice President of Post Management Services from 1989 to 1994. Mr. Leseman is 40 years old.

William C. Lincicome. Mr. Lincicome has been with the Company for nine years. Since September 1996, he has been Executive Vice President of Post Landscape Group responsible for its operations. He was an independent architectural consultant from April 1996 to September 1996 and was Vice President and Director of Land Planning of Post Landscape Services from 1989 to 1996. Mr. Lincicome is 47 years old.

Janet M. Appling. Ms. Appling has been with the Company 23 years and is currently a Vice President of Post Corporate Apartments responsible for its operations. Prior thereto, she was the Director of Post Corporate Apartments since 1986. Ms. Appling is 45 years old.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PPS." The following table sets forth the quarterly high and low closing sales prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

                                                                     DIVIDENDS
          QUARTER ENDED                    HIGH          LOW         DECLARED
          -------------------------     ----------    ----------    -----------

          1998
          First Quarter............     $  41.2500    $  38.1250     $  0.650
          Second Quarter...........        41.2500       38.5000        0.650
          Third Quarter............        40.2500       36.3750        0.650
          Fourth Quarter...........        40.7500       36.8750        0.650

          1999
          First Quarter............     $  38.8125    $  35.2500     $  0.700
          Second Quarter...........        42.0625       35.3750        0.700
          Third Quarter............        41.0000       38.8750        0.700
          Fourth Quarter...........        39.7500       36.7500        0.700

On February 17, 2000, the Company had 1,914 common shareholders of record.

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

During 1999, the Company did not sell any unregistered securities.

There is no established public trading market for the Units. As of February 17, 2000, the Operating Partnership had 110 holders of record of Units of the Operating Partnership.

For each quarter during 1998 and 1999, the Operating Partnership paid a cash distribution to holders of Units equal in amount to the dividend paid on the Company's common stock for such quarter.

During 1999, the Operating Partnership did not sell any unregistered securities, other than the Series D Preferred Units, as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the Form 10-Q for the quarterly period ended September 30, 1999.

ITEM 6. SELECTED FINANCIAL DATA

                             POST PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND APARTMENT UNIT DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------------
                                                            1999            1998           1997            1996            1995
                                                         ---------       ---------       ---------       ---------       ---------
OPERATING DATA:
Revenue:
  Rental ..........................................      $ 318,697       $ 275,755       $ 185,732       $ 158,618       $ 133,817
  Property management - third-party (1) ...........          3,368           3,164           2,421           2,828           2,764
  Landscape services - third-party (1) ............          9,118           7,252           5,148           4,882           4,647
  Other ...........................................         14,744          12,734           6,815           5,247           3,477
                                                         ---------       ---------       ---------       ---------       ---------
      Total revenue ...............................        345,927         298,905         200,116         171,575         144,705
                                                         ---------       ---------       ---------       ---------       ---------
  Property operating and maintenance
    expense (exclusive of depreciation
    and amortization) .............................        113,152          99,717          67,515          58,202          49,912
  Depreciation ....................................         58,013          46,646          29,048          23,603          20,819
  Property management expenses - third-party (1)  .          2,925           2,499           1,959           2,055           2,166
  Landscape services expenses - third-party (1) ...          7,904           6,264           4,284           3,917           3,950
  Interest expense ................................         33,192          31,297          24,658          22,131          22,698
  Amortization of deferred loan costs .............          1,496           1,185             980           1,352           1,967
  General and administrative ......................          7,788           8,495           7,364           7,716           6,071
  Minority interest in consolidated property
    partnerships ..................................            511             397              --              --             451
                                                         ---------       ---------       ---------       ---------       ---------
       Total expense ..............................        224,981         196,500         135,808         118,976         108,034
                                                         ---------       ---------       ---------       ---------       ---------
Income before minority interest of unitholders,
  net gain (loss) on sale of assets, loss on unused
  treasury locks, loss on relocation of corporate
  office and extraordinary item ...................        120,946         102,405          64,308          52,599          36,671
Net gain (loss) on sale of assets .................         (1,522)             --           3,270             854           1,746
Loss on unused treasury locks .....................             --          (1,944)             --              --              --
Loss on relocation of corporate office ............             --              --          (1,500)             --              --
Minority interest of preferred unitholders in
  Operating Partnership ...........................         (1,851)             --              --              --              --
Minority interest of common unitholders in
  Operating Partnership ...........................        (12,598)        (11,511)        (11,131)         (9,984)         (8,429)
                                                         ---------       ---------       ---------       ---------       ---------
Income before extraordinary item ..................        104,975          88,950          54,947          43,469          29,988
Extraordinary item, net of minority
  interest (2) ....................................           (458)             --             (75)             --            (870)
                                                         ---------       ---------       ---------       ---------       ---------
Net income ........................................        104,517          88,950          54,872          43,469          29,118
Dividends to preferred shareholders ...............        (11,875)        (11,473)         (4,907)         (1,063)             --
                                                         ---------       ---------       ---------       ---------       ---------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS .............................      $  92,642       $  77,477       $  49,965       $  42,406       $  29,118
                                                         =========       =========       =========       =========       =========

PER COMMON SHARE DATA:
Income before extraordinary item
  (net of preferred dividends) - basic ............      $    2.42       $    2.21       $    2.11       $    1.95       $    1.63
Net income available to common
  shareholders - basic ............................           2.41            2.21            2.11            1.95            1.58
Income before extraordinary item
  (net of preferred dividends) - diluted ..........           2.39            2.18            2.09            1.94            1.63
Net income available to common
  shareholders - diluted ..........................           2.38            2.18            2.09            1.94            1.58
Dividends declared ................................           2.80            2.60            2.38            2.16            1.96

                                                                               DECEMBER 31,
                                                         1999        1998          1997        1996        1995
                                                      ----------  ----------   -----------  -----------  ---------
BALANCE SHEET DATA:
Real estate, before accumulated
 depreciation....................................     $2,582,785  $2,255,074   $ 1,936,011  $ 1,109,342  $ 937,924
Real estate, net of accumulated
 depreciation....................................      2,279,769   2,007,926     1,734,916      931,670    781,100
Total assets.....................................      2,350,173   2,066,713     1,780,563      958,675    812,984
Total debt.......................................        989,583     800,008       821,209      434,319    349,719
Shareholders' equity.............................      1,058,862   1,051,686       756,920      398,993    343,624


                                                                                   DECEMBER 31,
                                                       1999            1998            1997           1996            1995
                                                   ------------    ------------    ------------   ------------    ------------
OTHER DATA:
Cash flow provided from (used in):
    Operating activities ....................      $    153,038    $    148,618    $    109,554   $     78,966    $     57,362
    Investing activities ....................      $   (317,960)   $   (328,216)   $   (208,377)  $   (166,762)   $   (114,531)
    Financing activities ....................      $    149,638    $    189,873    $    109,469   $     79,021    $     60,885
Funds from operations(3) ....................      $    162,581    $    136,146    $     87,392   $     74,212    $     56,798
Weighted average common shares
    outstanding -- basic ....................        38,460,689      35,028,596      23,664,044     21,787,648      18,382,299
Weighted average common Units
    outstanding -- basic ....................        43,663,373      40,244,351      28,880,928     26,917,723      23,541,639
Weighted average common shares
   outstanding -- diluted ...................        38,916,987      35,473,587      23,887,906     21,879,248      18,387,894
Weighted average common Units
    outstanding -- diluted ..................        44,119,671      40,689,342      29,104,790     27,009,323      23,547,234
Total stabilized communities
    (at end of period) ......................                85              83              78             49              42
Total stabilized apartment units
    (at end of period) ......................            29,032          27,568          25,938         17,930          14,962
Average economic occupancy
    (fully stabilized communities)(4) .......              96.4%           96.5%           94.8%          95.3%           96.0%

(1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties.
(2) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item has been reduced by the portion related to the minority interest of the unitholders calculated on the basis of weighted average Units outstanding for the year.
(3) The Company uses the National Association of Real Estate Investment Trust ("NAREIT") definition of FFO, which was adopted for periods beginning after January 1, 1996. FFO for any period means the consolidated net income available to common shareholders of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions. NAREIT's definition of FFO excludes items classified by GAAP as extraordinary or unusual and significant non-recurring events that materially distort the comparative measurement of performance over time. Effective January 1, 2000 NAREIT amended its definition of FFO to include in FFO all non-recurring events, except for those that are defined as extraordinary items under GAAP and gains and losses from sales of property. The Company will use the amended definition of FFO in reporting results for all periods on or after January 1, 2000. The Company does not expect use of the amended definition to materially affect FFO.
(4) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.0% for both years ended December 31, 1999 and 1998). Concessions were $2,847 and $3,141 and employee discounts were $583 and $519 for the years ended December 31, 1999 and 1998, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or
         (ii) one year after completion of construction.

                           POST APARTMENT HOMES, L.P.
        (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


                                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------------------------
                                                         1999            1998            1997            1996            1995
                                                      ---------       ---------       ---------       ---------       ---------
OPERATING DATA:
Revenue:
  Rental .......................................        318,697         275,755         185,732         158,618         133,817
  Property management -- third-party(1) ........          3,368           3,164           2,421           2,828           2,764
  Landscape services -- third-party(1) .........          9,118           7,252           5,148           4,882           4,647
  Other ........................................         14,744          12,734           6,815           5,247           3,477
                                                      ---------       ---------       ---------       ---------       ---------
    Total revenue ..............................        345,927         298,905         200,116         171,575         144,705
                                                      ---------       ---------       ---------       ---------       ---------
Property operating and maintenance
  expense (exclusive of depreciation
  and amortization) ............................        113,152          99,717          67,515          58,202          49,912
Depreciation (real estate and non-real estate ..         58,013          46,646          29,048          23,603          20,819
 assets)
Property management expenses -- third-party(1) .          2,925           2,499           1,959           2,055           2,166

Landscape services expenses -- third-party(1) ..          7,904           6,264           4,284           3,917           3,950

Interest expense ...............................         33,192          31,297          24,658          22,131          22,698

Amortization of deferred loan costs ............          1,496           1,185             980           1,352           1,967

General and administrative .....................          7,788           8,495           7,364           7,716           6,071

Minority interest in consolidated
  property partnerships ........................            511             397              --              --             451
                                                      ---------       ---------       ---------       ---------       ---------
    Total expenses .............................        224,981         196,500         135,808         118,976         108,034
                                                      ---------       ---------       ---------       ---------       ---------
Income before net gain (loss) on sale of assets,
  loss on unused treasury locks, loss on
  relocation of corporate office, and ..........        120,946         102,405          64,308          52,599          36,671
  extraordinary item
Net gain (loss) on sale of assets ..............         (1,522)             --           3,270             854           1,746
Loss on unused treasury locks ..................             --          (1,944)             --              --              --
Loss on relocation of corporate office .........             --              --          (1,500)             --              --
                                                      ---------       ---------       ---------       ---------       ---------
Income before extraordinary item ...............        119,424         100,461          66,078          53,453          38,417
Extraordinary item(2) ..........................           (521)             --             (93)             --          (1,120)
                                                      ---------       ---------       ---------       ---------       ---------
Net income .....................................        118,903         100,461          65,985          53,453          37,297

Distributions to preferred unitholders .........        (13,726)        (11,473)         (4,907)         (1,063)             --
                                                      ---------       ---------       ---------       ---------       ---------
NET INCOME AVAILABLE TO
  COMMON UNITHOLDERS ...........................      $ 105,177       $  88,988       $  61,078       $  52,390       $  37,297
                                                      =========       =========       =========       =========       =========
PER COMMON UNIT DATA:
Income before extraordinary item
  (net of preferred distributions) -- basic ....      $    2.42       $    2.21       $    2.11       $    1.95       $    1.63
Net income available to common
  unitholders -- basic .........................           2.41            2.21            2.11            1.95            1.58
Income before extraordinary item
  (net of preferred distributions) -- diluted ..           2.39            2.18            2.09            1.94            1.63
Net income available to common
  unitholders -- diluted .......................           2.38            2.18            2.09            1.94            1.58
Distributions declared .........................           2.80            2.60            2.38            2.16            1.96

                                                                               DECEMBER 31,
                                                     1999           1998           1997           1996           1995
                                                 -----------   -----------     -----------    -----------      ---------
BALANCE SHEET DATA:
Real estate, before accumulated
 depreciation ...........................         $ 2,582,785   $ 2,255,074     $ 1,936,011    $ 1,109,342      $ 937,924
Real estate, net of accumulated
 depreciation............................           2,279,769     2,007,926       1,734,916        931,670        781,100
Total assets ...........................            2,350,173     2,066,713       1,780,563        958,675        812,984
Total debt .............................              989,583       800,008         821,209        434,319        349,719
Partners' equity .......................            1,251,342     1,177,051         869,304        482,434        425,489


                                                                              DECEMBER 31,
                                              1999              1998              1997               1996              1995
                                          -----------       -----------       ------------        -----------      ------------
OTHER DATA:
Cash flow provided from (used in):
  Operating activities .................  $   153,038       $   148,618       $    109,554        $    78,966      $     57,362
  Investing activities .................  $  (317,960)      $  (328,216)      $   (208,377)       $  (166,762)     $   (114,531)
  Financing activities .................  $   149,638       $   189,873       $    109,469        $    79,021      $     60,885
Funds from operations(3) ...............  $   162,581       $   136,146       $     87,392        $    74,212      $     56,798
Weighted average common Units
  outstanding -- basic ..................  43,663,373        40,244,351         28,880,928         26,917,723        23,541,639
Weighted average common Units
  outstanding -- diluted ................  44,119,671        40,689,342         29,104,790         27,009,323        23,547,234
Total stabilized communities
  (at end of period) ...................           85                83                 78                 49                42
Total stabilized apartment units
  (at end of period) ...................       29,032            27,568             25,938             17,930            14,962
Average economic occupancy
  (fully stabilized communities)(4).....         96.4%             96.5%              94.8%              95.3%             96.0%




(1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties.
(2) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item has been reduced by the portion related to the minority interest of the unitholders calculated on the basis of weighted average Units outstanding for the year.
(3) The Company uses the National Association of Real Estate Investment Trust ("NAREIT") definition of FFO, which was adopted for periods beginning after January 1, 1996. FFO for any period means the consolidated net income available to common unitholders of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions. NAREIT's definition of FFO excludes items classified by GAAP as extraordinary or unusual and significant non-recurring events that materially distort the comparative measurement of performance over time. Effective January 1, 2000 NAREIT amended its definition of FFO to include in FFO all non-recurring events, except for those that are defined as extraordinary items under GAAP and gains and losses from sales of property. The Company will use the amended definition of FFO in reporting results for all periods on or after January 1, 2000. The Company does not expect use of the amended definition to materially affect FFO.
(4) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.0% for each of the years ended December 31, 1999 and 1998). Concessions were $2,847 and $3,141 and employee discounts were $583 and $519 for the years ended December 31, 1999 and 1998, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or
         (ii) one-year after completion of construction.

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

As of December 31, 1999, there were 44,027,748 Units outstanding, of which 38,834,323 or 88.2%, were owned by the Company and 5,193,425, or 11.8% were owned by other limited partners (including certain officers and directors of the Company). As of December 31, 1999, there were 7,800,000 preferred units outstanding, of which 5,000,000 were owned by the Company.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

The Operating Partnership recorded net income available to common unitholders of $105,177, $88,988, and $61,078 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company recorded net income available to common shareholders of $92,642, $77,477 and $49,965 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's increases in net income available to common shareholders of $15,165, from 1998 to 1999, and $27,512, from 1997 to 1998 were primarily related to the Merger (1997 to 1998 only), increased rental rates for fully stabilized communities and an increase in units placed in service.

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

At December 31, 1999, the Company's portfolio of apartment communities consisted of the following: (i) 68 communities that were completed and stabilized for all of the current and prior year, (ii) seven communities that achieved full stabilization during the prior year, (iii) 10 communities which reached stabilization during 1999, and (iv) 16 communities and additions to three existing communities currently in the development or lease-up stage.

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

The Company has adopted an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the years ended December 31, 1999, 1998, and 1997 were $2,798, $2,063 and $1,339, respectively.

In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the revenue in excess of specified expense on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1998.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                                              YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                                        --------------------------------     -----------------------------------
                                                                                    %                                       %
                                                           1999         1998     CHANGE         1998         1997        CHANGE
                                                        ---------    ---------  --------     ---------    ---------     --------
Rental and other revenue:
 Fully stabilized communities(1) ....................   $ 236,923    $ 228,878      3.5%     $ 228,878    $ 207,686       10.2%
 Adjustment for acquired communities(2) .............          --           --      n/m             --      (36,594)       n/m
 Communities stabilized during 1998 .................      22,197       19,149     15.9%        19,149        5,441        n/m
 Development and lease-up communities(3) ............      58,486       23,708    146.7%        23,708        8,328        n/m
 Sold communities(4) ................................         318        3,867    (91.8)%        3,867        3,205       20.7%
 Other revenue(5) ...................................      14,753       12,415     18.8%        12,415        4,392      182.7%
                                                        ---------    ---------   ------      ---------    ---------     ------
                                                          332,677      288,017     15.5%       288,017      192,458       49.7%
                                                        ---------    ---------   ------      ---------    ---------     ------
Property operating and maintenance expense
 (exclusive of depreciation and amortization):
 Fully stabilized communities(1) ....................      73,114       72,013      1.5%        72,013       54,556       32.0%
 Adjustment for acquired
  communities(2) ....................................          --           --      n/m             --         (689)       n/m
 Communities stabilized during 1998 .................       7,028        6,183     13.7%         6,183        2,123      191.2%
 Development and lease-up communities(3) ............      22,580       11,199    101.6%        11,199        3,174        n/m
 Sold communities(4) ................................         128          621    (79.4)%          621        1,147      (45.9)%
 Other expenses(6) ..................................      10,302        9,701      6.2%         9,701        7,204       34.7%
                                                        ---------    ---------   ------      ---------    ---------     ------
                                                          113,152       99,717     13.5%        99,717       67,515       47.7%
                                                        ---------    ---------   ------      ---------    ---------     ------
Revenue in excess of specified expense ..............   $ 219,525    $ 188,300     16.6%     $ 188,300    $ 124,943       50.7%
                                                        =========    =========   ======      =========    =========     ======
Recurring capital expenditures:(7)
 Carpet .............................................   $   2,864    $   2,550     12.3%     $   2,550    $   1,617       57.7%
 Other ..............................................       5,777        4,929     17.2%         4,929        2,058      139.5%
                                                        ---------    ---------   ------      ---------    ---------     ------
   Total ............................................   $   8,641    $   7,479     15.5%     $   7,479    $   3,675      103.5%
                                                        =========    =========   ======      =========    =========     ======
Average apartment units in service ..................      29,304       27,416      6.9%        27,416       19,413       41.2%
                                                        =========    =========   ======      =========    =========     ======

(1) Communities which reached stabilization prior to January 1, 1998. Includes fully stabilized communities acquired as a result of the Merger.
(2) The adjustment for acquired communities represents the operating results of the fully stabilized communities owned by Columbus prior to the Merger.
(3) Communities in the "construction", "development" or "lease-up" stage during 1999 and, therefore, not considered fully stabilized for all of the periods presented.
(4) Includes one community containing 416 units, which was sold on May 22, 1997 and one community containing 198 units which was sold March 19, 1999. The revenues and expenses for these communities had previously been included in the fully stabilized group.
(5) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.
(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
n/m - not meaningful

For the year ended December 31, 1999, rental and other revenue increased $44,660 or 15.5% compared to 1998, primarily as a result of the completion of new communities and increased rental rates for existing communities.

For the year ended December 31, 1998, rental and other revenue increased $95,559 or 49.7% compared to 1997, primarily as a result of the Merger, completion of new communities and increased rental rate for existing communities.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased from 1998 to 1999 primarily due to an increase in the number of units placed in service through the development of communities. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased from 1997 to 1998 primarily as a result of the Merger and completion of new communities.

For the years ended December 31, 1999 and 1998, recurring capital expenditures increased $1,162 or 15.5% and $3,804 or 103.5%, respectively, compared to the prior years, primarily due to additional units placed in service, the Merger (for 1997 to 1998) and the timing and extent of scheduled capital improvements.

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year. To enhance comparability, Management has presented 1997 rental and other revenue and property operating and maintenance expense on a pro forma and historical basis. The adjustment for acquired communities represents the rental and other revenue and property operating and maintenance expenses, for the periods prior to the date of the Merger, of the 5,950 fully stabilized apartment units that were acquired through the Merger.

The operating performance of the 68 communities containing an aggregate of 23,462 units which were stabilized as of January 1, 1998, are summarized as follows:

                                                          YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                                   -----------------------------------    --------------------------------------
                                                                                 %                                         %
                                                      1999          1998       CHANGE        1998           1997         CHANGE
                                                   ---------     ---------    --------    ----------     ----------     --------

Rental and other revenue(1) ...................    $ 236,923     $ 228,878       3.5%     $  228,878     $  207,686       10.2%
Adjustment for acquired communities(2) ........           --            --        --              --        (36,594)       n/m
                                                   ---------     ---------                ----------     ----------
Historical - rental and other revenue(3) ......      236,923       228,878       3.5%        228,878        171,092       33.8%
                                                   ---------     ---------                ----------     ----------
Property operating and maintenance
 expense (exclusive of depreciation
 and amortization)(1) .........................       73,114        72,013       1.5%         72,013         54,556       32.0%
Adjustment for acquired communities(2) ........           --            --        --              --           (689)       n/m
                                                   ---------     ---------                ----------     ----------
Historical-property operating and maintenance
 expense (exclusive of depreciation and
 amortization)(3)(4) ..........................       73,114        72,013       1.5%         72,013         53,867       33.7%
                                                   ---------     ---------                ----------     ----------
Revenue in excess of specified expense(3) .....    $ 163,809     $ 156,865       4.4%     $  156,865     $  117,225       33.8%
                                                   =========     =========                ==========     ==========
Average economic occupancy(3)(5) ..............         96.4%         96.5%                     96.5%          92.7%
                                                   =========     =========                ==========     ==========
Average monthly rental rate per apartment
 unit(3)(6) ...................................    $     851     $     826       3.0%     $      826     $      773        6.9%
                                                   =========     =========                ==========     ==========
Apartment units in service .....................      23,462        23,462                    23,462         23,462
                                                   =========     =========                ==========     ==========



(1) Communities which reached stabilization prior to January 1, 1998. Includes fully stabilized communities acquired in October 1997 through the Merger. As a result, 1997 rental and other revenue and property operating and maintenance expense are presented on a pro forma basis.
(2) The adjustment for acquired communities represents the operating results of the fully stabilized communities owned by Columbus prior to the Merger.
(3) Represents the Company's historical results of operations for fully stabilized communities.
(4) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the years ended December 31, 1999 and 1998, recurring expenditures were $8,215 and $7,082 or $350 and $302 on a per unit basis, respectively.
(5) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 95.0% for both years ended December 31, 1999 and 1998.) Concessions were $2,847 and $3,141 and employee discounts were $583 and $519 for the years ended December 31, 1999 and 1998, respectively.
(6) Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

Rental and other revenue increased from 1998 to 1999 primarily due to increased rental rates. The increase in property and maintenance expense (exclusive of depreciation and amortization) from 1998 to 1999 was primarily due to increased personnel and property tax expenses partially offset by a decline in utilities expense as a result of water submetering.

Rental and other revenue increased from 1997 to 1998 due to increased rental rates and the number of units in service as a result of the Merger. The increase in property and maintenance expenses (exclusive of depreciation and amortization) from 1997 to 1998 was primarily due to an increase in personnel costs and the number of units in service as a result of the Merger.

THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM. The operating performance of RAM for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                           YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                      --------------------------------    ---------------------------------
                                                                  %                                   %
                                         1999       1998       CHANGE       1998          1997      CHANGE
                                      --------    --------    --------    --------      --------   --------
Property management and
 other revenue ...................    $  3,368    $  3,164       6.4%     $  3,164      $  2,444      29.5%
Property management expense ......       2,925       2,499      17.0%        2,499         1,887      32.4%
Depreciation expense .............          27          34     (20.6)%          34            44     (22.7)%
                                      --------    --------                --------      --------
Revenue in excess of specified
 expense .........................    $    416    $    631     (34.1)%    $    631      $    513      23.0%
                                      ========    ========                ========      ========
Average apartment units in service      12,572      11,046      13.8%       11,046         9,061      21.9%
                                      ========    ========                ========      ========



The change in revenue in excess of specified expense from 1998 to 1999 is primarily attributable to the management of more communities in lease-up phases as a result of turnover in management contract. The change from 1997 to 1998 is primarily attributable to the change in the average number and average gross revenue of units managed.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc., formerly Post Landscape Services, Inc. ("Post Landscape Group").

The operating performance of Post Landscape Group for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                   YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                              -------------------------------   ------------------------------
                                                                        %                                %
                                                 1999       1998      CHANGE      1998       1997      CHANGE
                                              ---------   --------   --------   --------   ---------  --------
Landscape services and
 other revenue..........................      $   9,118   $  7,252     25.7%    $  7,252   $   5,148   40.9%
Landscape services expense...............         7,904      6,264     26.2%       6,264       4,284   46.2%
Depreciation expense.....................           293        173     69.4%         173         107   61.7%
                                              ---------   --------              --------   ---------
Revenue in excess of specified
 expense................................      $     921   $    815     13.0%    $    815   $     757    7.7%
                                              =========   ========              ========   =========

The change in landscape services revenue and landscape services expense from 1998 to 1999 and 1997 to 1998 is primarily due to an increase in landscape contracts.

OTHER INCOME AND EXPENSES

Depreciation expense increased from 1998 to 1999 and from 1997 to 1998 primarily as a result of an increase in units in service, additional leasehold improvements and technology expenditures and communities acquired in the Merger (1997 to 1998 only).

Interest expense increased from 1998 to 1999 and from 1997 to 1998 primarily due to an increase in debt used to fund the development of new communities and additional debt incurred in connection with the Merger (1997 to 1998 only).

Amortization of deferred loan costs increased from 1997 to 1998 due largely to two public debt issuances completed by the Company in 1998. From 1998 to 1999, amortization of deferred loan costs increased primarily due to two secured debt issuances completed by the Company in 1999. See "Liquidity and Capital Resources" below. General and administrative expenses increased from 1997 to 1998 primarily as a result of the Merger. General and administrative expenses decreased from 1998 to 1999 as a result of a reduction in personnel related expenditures and an increase in development support.

The net gain on sale of assets in 1997 resulted from the sale of a community and the net loss on sale of assets in 1999 resulted from the net loss on the sale of one community and two tracts of land.

The loss on unused treasury locks in 1998 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

The loss on relocation of corporate office in 1997 resulted from the relocation of the Company's corporate office prior to the end of the lease term on the Company's corporate office space.

The extraordinary items in 1997 and 1999, net of the minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $109,554 in 1997 to $148,618 in 1998, principally due to increased property operating income. Net cash provided by operating activities increased from $148,618 in 1998 to $153,038 in 1999 primarily due to increased net income partially offset by a net decrease in cash from changes in current assets. This change in current assets is primarily attributable to $7,750 of employee loans (see Related Party footnote to Consolidated Financial Statements), $9,500 in tax increment financing receivables associated with public/private development projects and additional expenditures for pre-development activities. Net cash used in investing activities increased from $208,377 in 1997 to $328,216 in 1998, primarily due to increases in spending on construction and acquisition of real estate assets. Net cash used in investing activities decreased from $328,216 in 1998 to $317,960 in 1999 primarily due to proceeds from the sale of one community in March 1999 and reduced capital expenditures. Net cash provided by financing activities increased from $109,469 in 1997 to $189,873 in 1998 primarily due to proceeds from the public issuances of preferred stock and common stock during 1998. Net cash provided by financing activities decreased from $189,873 in 1998 to $149,638 in 1999 primarily due to reduced proceeds from debt and equity offerings partially offset by reduced debt payments.

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

At December 31, 1999, the Company had total indebtedness of $989,583 and cash and cash equivalents of $5,870. The Company's indebtedness includes approximately $179,277 in conventional mortgages payable and $235,880 in tax-exempt bond indebtedness secured by communities, senior unsecured notes of $390,000, and other unsecured debt and borrowings under unsecured lines of credit totaling approximately $184,426. A schedule of indebtedness is included in Item 7.

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

Lines of Credit
On May 7, 1999, the Company's syndicated line of credit (the "Revolver") was amended, increasing its capacity to $350,000. The Revolver matures on April 30, 2002 and borrowings currently bear interest at LIBOR plus .825% or prime minus
 .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and matures on March 31, 2000. Management believes the Cash Management Line will be renewed at maturity with similar terms. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance. In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

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

Secured Debt
On March 30, 1999, the Operating Partnership issued $50,000 of secured notes to an insurance company. These notes bear interest at 6.5% with an effective rate of 7.3% after consideration of a terminated swap agreement, mature on March 1, 2009 and are secured by two apartment communities. Net proceeds of $49,933 were used to repay outstanding indebtedness.

On July 23, 1999, the Operating Partnership issued $104,000 of secured notes to FNMA. These notes bear interest at 30-day LIBOR (capped at 7% for one year) plus credit enhancement, liquidity and service fees of .935%, mature on July 23, 2029 and are secured by five apartment communities. The notes include a prepayment penalty that is an amount equal to a percentage of the principle amount remaining under the notes at the time of prepayment. The penalty ranges from 4.8% in the first year to .65% in the tenth year. The Operating Partnership has an option to call these notes after ten years from the issuance date. As a requirement of the debt agreement with FNMA, the Company entered into a fixed-rate swap which fixed the interest rate on the notes to 6.56% for a period of ten years. The Company entered into a variable rate swap in which the Company would pay a variable rate equal to the rate on the notes and receive a fixed rate of 6.50%. Net proceeds of $101,988 were used to repay outstanding indebtedness.

Senior Unsecured Debt Offerings
On June 7, 1995, the Company issued $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company. The notes were in two tranches: the first, totaling $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2000; and the second, totaling $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the notes were used to reduce other secured indebtedness and to pay down the Revolver. The note agreements pursuant to which the notes were purchased contain customary representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

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

Medium Term Notes and Mandatory Par Put Remarketed Securities
On January 29, 1997, the Operating Partnership established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from the date of issue (the "MTNs"). On October 20, 1997, the Company increased the amount available under this program to $344,000. As of December 31, 1999, the Operating Partnership had $215,000 aggregate principle amount of notes outstanding under the MTN Program. Proceeds from the MTNs were used to (i) prepay certain outstanding notes and (ii) pay down existing indebtedness outstanding under the Company's Revolver.

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

Preferred Unit Offerings
On September 3, 1999, the Operating Partnership issued $70,000 of Series D Cumulative Redeemable Preferred Units of limited partnership interest (the "Series D Preferred Units") to an institutional investor in a private placement meeting the requirements of Regulation D promulgated under the Securities Act of 1933, as amended. The Series D Preferred Units are exchangeable for Series D Preferred Shares on a one for one basis at any time on or after September 3, 2009, or prior thereto provided certain requirements specified in the Series D Preferred Partnership Units Agreement have been met. Net proceeds to the Operating Partnership of approximately $68,000 were used to repay outstanding indebtedness.

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

Sale of Properties
In February 2000, the Company sold a 213 unit property located in Atlanta for $32,350. Net proceeds estimated at $31,500 will be used to repay outstanding indebtedness. In February 2000, the Company's Investment Committee approved the sale of and subsequently listed for sale three properties in Mississippi containing 983 units and a commercial property located in Dallas, TX.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company, for 95% of the market price on the date of purchase.

Schedule of Indebtedness

The following table reflects the Company's indebtedness at December 31, 1999:

                                                                                                    MATURITY        PRINCIPAL
             DESCRIPTION                             LOCATION             INTEREST RATE             DATE (1)         BALANCE
             -----------                          --------------          -------------             --------        ---------
CONVENTIONAL FIXED RATE (SECURED)
Post Hillsboro Village & The Lee Apartments....   Nashville, TN                9.20%                 10/01/01       $    2,915
Parkwood Townhomes(TM).........................   Dallas, TX                   7.375%                04/01/14              833
Northwestern Mutual Life.......................   N/A                          6.50%                 03/01/09           49,462
                                                                                                                    ----------
                                                                                                                        53,210
                                                                                                                    ----------
CONVENTIONAL FLOATING RATE (SECURED)
Addison Circle Apartment Homes
   by Post(TM)- Phase I........................   Dallas, TX              LIBOR + .75%               06/15/00           22,067
FNMA...........................................   Atlanta, GA             LIBOR + .935%              07/23/29          104,000
                                                                                                                    ----------
                                                                                                                       126,067
                                                                                                                    ----------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R)Series 1995....................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25            9,895
Post Valley(R)Series 1995.....................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           18,600
Post Brook(R)Series 1995......................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25            4,300
Post Village(R)(Atlanta) Hills Series 1995....    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25            7,000
Post Mill(R)Series 1995.......................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           12,880
Post Canyon(R)Series 1996.....................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           16,845
Post Corners(R)Series 1996....................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           14,760
Post Bridge(R)................................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           12,450
Post Village(R)(Atlanta) Gardens..............    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           14,500
Post Chase(R).................................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           15,000
Post Walk(R)..................................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           15,000
Post Lake(R)..................................    Orlando, FL      "AAA" NON-AMT + .515% (2)(3)      06/01/25           28,500
Post Fountains at Lee Vista(R)................    Orlando, FL      "AAA" NON-AMT + .515% (2)(3)      06/01/25           21,500
Post Village(R) (Atlanta) Fountains
   and Meadows................................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           26,000
Post Court(R).................................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)      06/01/25           18,650
                                                                                                                    ----------
                                                                                                                       235,880
                                                                                                                    ----------
SENIOR NOTES (UNSECURED)
Medium Term Notes.............................    N/A                     LIBOR + .25%               03/03/00           30,000
Northwestern Mutual Life......................    N/A                         8.21%                  06/07/00           30,000
Medium Term Notes.............................    N/A                         7.02%                  04/02/01           37,000
Northwestern Mutual Life......................    N/A                         8.37%                  06/07/02           20,000
Senior Notes..................................    N/A                         7.25%                  10/01/03          100,000
Medium Term Notes.............................    N/A                         7.30%                  04/01/04           13,000
Medium Term Notes.............................    N/A                         6.69%                  09/22/04           10,000
Medium Term Notes.............................    N/A                         6.78%                  09/22/05           25,000
Senior Notes..................................    N/A                         7.50%                  10/01/06           25,000
Mandatory Par Put Remarketed..................    N/A                         6.85% (4)              03/16/15          100,000
                                                                                                                    ----------
                                                                                                                       390,000
                                                                                                                    ----------
LINES OF CREDIT & OTHER UNSECURED DEBT
City of Phoenix................................   N/A                      5.00% (5)                 03/01/21             2,000
Revolver ......................................   N/A          LIBOR + .825% or prime minus .25%     04/30/02           165,000
Cash Management Line...........................   N/A          LIBOR + .675% or prime minus .25%     03/31/00            17,426
                                                                                                                    -----------
                                                                                                                        184,426
                                                                                                                    -----------
TOTAL................................                                                                               $   989,583
                                                                                                                    ===========

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998).
(3) These bonds are cross collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.

(4) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(5) This loan is interest free for the first three year, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.
(6) Represents stated rate. The Company may also make "money market" loans of up to $175,000 at rates below the stated rate. At December 31, 1999, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 6.75%.

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

Acquisition of assets and community improvement expenditures for the years ended December 31, 1999 and 1998 are summarized as follows:


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    ---------------------------------
                                                                                        1999                 1998
                                                                                    ------------         ------------
New community development and acquisition activity .............................    $    320,081         $    288,002
Revenue generating additions and improvements:
   Property renovations ........................................................           7,826               12,896
   Submetering of water service ................................................             185                  718
Nonrecurring capital expenditures:
   Vehicle access control gates ................................................             794                  377
   Other community additions and improvements ..................................           2,177                1,046
   Corporate additions and improvements ........................................              --                4,527
Recurring capital expenditures:
   Carpet replacements .........................................................           2,864                2,550
   Other community additions and improvements ..................................           5,777                4,929
   Corporate additions and improvements ........................................           6,811                4,049
                                                                                    ------------         ------------
                                                                                    $    346,515         $    319,094
                                                                                    ============         ============

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

The Company completed its Year 2000 project on schedule. No operational problems were encountered as a result of the Year 2000 issue. The Company incurred costs of approximately $2,900 related to the Year 2000 issue.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to Consolidated Financial Statements of the Company.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") a useful measure of performance of an equity REIT. FFO is defined to mean net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the years ended December 31, 1999, 1998 and 1997 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                             1999           1998              1997
                                                                         ------------   ------------      ------------

Net income available to common shareholders.......................       $     92,642   $     77,477      $     49,965
Extraordinary item, net of minority interest......................                458             --                75
Minority interest.................................................             12,598         11,511            11,131
Net (gain) loss on sale of assets.................................              1,522             --            (3,270)
Loss on unused treasury locks.....................................                 --          1,944                 --
Loss on relocation of corporate office............................                 --             --             1,500
                                                                         ------------   ------------      ------------
Adjusted net income...............................................            107,220         90,932            59,401
Depreciation of real estate assets................................             55,361         45,214            27,991
                                                                         ------------   ------------      ------------
Funds from Operations (1).........................................            162,581        136,146            87,392
Recurring capital expenditures (2)................................             (8,641)        (7,479)           (3,675)
Non-recurring capital expenditures (3)............................             (2,971)        (1,423)             (605)
Loan amortization payments........................................                (81)           (75)             (179)
                                                                         ------------   ------------      ------------
Cash Available for Distribution...................................       $    150,888   $    127,169      $     82,933
                                                                         ============   ============      ============
Revenue generating capital expenditures (4).......................       $      8,011   $     13,614      $      8,168
                                                                         ============   ============      ============
Cash Flow Provided From (Used In):
  Operating activities............................................       $    153,038   $    148,618      $    109,554
  Investing activities............................................       $   (317,960)  $   (328,216)     $   (208,377)
  Financing activities............................................       $    149,638   $    189,873      $    109,469


Weighted average common shares outstanding - basic................         38,460,689     35,028,596        23,664,044
                                                                         ============   ============      ============
Weighted average common shares outstanding - diluted..............         38,916,987     35,473,587        23,887,906
                                                                         ============   ============      ============
Weighted average common shares and Units outstanding - basic......         43,663,373     40,244,351        28,880,928
                                                                         ============   ============      ============
Weighted average common shares and Units outstanding - diluted....         44,119,671     40,689,342        29,104,790
                                                                         ============   ============      ============

(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the consolidated net income available to common shareholders of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. NAREIT's definition of FFO excludes items classified by GAAP as extraordinary or unusual and significant non-recurring events that materially distort the comparative measurement of performance over time. Effective January 1, 2000 NAREIT amended its definition of FFO to include in FFO all non-recurring events, except for those that are defined as extraordinary items under GAAP and gains and losses from sales of property. The Company will use the amended definition of FFO in reporting results for all periods on or after January 1, 2000. The Company does not expect use of the amended definition to materially affect FFO.
(2) Recurring capital expenditures consisted primarily of $2,864, $2,550 and $1,617 of carpet replacement and $5,777, $4,929 and $2,058 of other community additions and improvements to existing communities for the years ended December 31, 1999, 1998 and 1997, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $6,811, $8,576 and $3,220 are excluded from the calculation of CAD for the years ended December 31, 1999, 1998 and 1997, respectively.
(3) Non-recurring capital expenditures consisted of the additions of vehicle access control gates to communities of $794, $377 and $115 and other community additions and improvements of $2,177, $1,046 and $490 for the years ended December 31, 1999, 1998 and 1997, respectively.
(4) Revenue generating capital expenditures included major renovations of communities in the amount of $7,826, $12,896 and $5,532 for the years ended December 31, 1999, 1998 and 1997, respectively, and submetering of water service to communities in the amounts of $185, $718 and $2,636 for the years ended December 31, 1999, 1998, and 1997, respectively.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include descriptions of our plans with respect to the development of new apartment communities, our plans to enter new markets and our expectations relating to our continuing growth. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in the Company's filings with the Securities and Exchange Commission.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The Company and Operating Partnership's primary market risk exposure is interest rate risk. At December 31, 1999, the Company and Operating Partnership together had $338,493 of variable rate debt tied to LIBOR. In addition, they had $235,880 in variable tax-exempt debt tied to "AAA" NON-AMT. In addition, the Company and Operating Partnership have interest rate risk associated with fixed rate debt at maturity.

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

The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based upon implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

                                                                     EXPECTED MATURITY DATE
                              ----------------------------------------------------------------------------------------------------
                                                                                                THERE-                     FAIR
                                2000          2001         2002         2003         2004       AFTER         TOTAL        VALUE
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

                                                                                                                     (IN MILLIONS)
                              ----------------------------------------------------------------------------------------------------
Long-term Debt:
  Fixed Rate ...............  $  30,949    $  40,817    $  21,122    $ 101,191    $  24,894    $ 196,237    $ 415,210    $ 420,675
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Average interest rate ...       7.04%        7.02%        6.94%        6.81%        6.78%        6.67%        7.12%
                                                                                                 to 6.80%
  Floating Rate (1) ........
  LIBOR-based:
   Cash Management
    Line (2)................     17,426                                                                         17,426      17,426
   Addison Circle...........     22,067                                                                         22,067      22,067
   MTN (03/03/00)...........     30,000                                                                         30,000      30,000
   Revolver (2).............                              165,000                                              165,000     165,000
   FNMA.....................                                                                     104,000       104,000     104,000
                               --------    ---------    ---------    ---------    ---------    ---------     ---------   ---------
    Total LIBOR-based.......     69,493           --      165,000           --           --      104,000       338,493     338,493
   Tax-exempt (3)...........                                                                     235,880       235,880     235,880
                               --------    ---------    ---------    ---------    ---------    ---------     ---------   ---------
    Total floating rate
     Debt...................     69,493           --      165,000           --           --      339,880       574,373     574,373
                               --------    ---------    ---------    ---------    ---------    ---------     ---------   ---------
Total debt..................   $100,442    $  40,817    $ 186,122    $ 101,191    $  24,894    $ 536,117     $ 989,583   $ 995,048
                               ========    =========    =========    =========    =========    =========     =========   =========

(1) Interest on these debt instruments is based on LIBOR ranging from LIBOR plus .25% to .935% above LIBOR. At December 31, 1999, the LIBOR rate was 5.8225%. See Schedule of Indebtedness in Management's Discussion and Analyses for rates on individual debt instruments.
(2) Assumes the Company's Revolver and Cash Management Line are repaid at the maturity date. Management believes these lines will be renewed at maturity with similar terms.
(3) At December 31, 1999, the "AAA" NON-AMT rate was 5.50%. Interest on these debt instruments is equal to the "AAA" NON-AMT rate plus .515%.

                                                              AVERAGE                         EXPECTED
                                                              PAY RATE/       AVERAGE        SETTLEMENT     FAIR
   INTEREST RATE DERIVATIVES             NOTIONAL AMOUNT      CAPRATE      RECEIVE RATE         DATE        VALUE
--------------------------------      ---------------------  ---------    ----------------   ----------   ---------
Interest Rate Swaps
                                      $104,000 amortizing                    1 month
   Variable to fixed...........            to $90,270            6.56%         LIBOR           7/31/09     $  3,591
                                      $104,000 amortizing     1 month
   Fixed to variable...........            to $90,270           LIBOR           6.50%          7/31/09       (4,322)
                                                              1 month
Interest rate cap..............             $150,000            LIBOR             --          08/01/00            6
Interest rate caps.............             $235,880             5.00%            --           2/01/03        1,323
                                                                                                           --------
                                                                                                           $    598
                                                                                                           ========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the headings "Election of Directors" entitled "Nominees for Election," "Incumbent Directors -- Term Expiring 2001," and "Incumbent Directors -- Term Expiring 2002" of the Proxy Statement for Annual Meeting of Shareholders to be held May 17, 2000 (the "Proxy Statement") are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading titled "Executive Compensation" entitled "Summary Compensation Table," "Option Grants Table," "Fiscal Year-End Option Value Table," "Profit Sharing Plan," "Noncompetition and Employment Contract," and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.

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

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
 POST PROPERTIES, INC.
 Consolidated Financial Statements:
   Report of Independent Accountants......................................................................      35
   Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................      36
   Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.............      37
   Consolidated Statements of Shareholders' Equity and Accumulated Earnings for the
     Years Ended December 31, 1999, 1998 and 1997.........................................................      38
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.............      39
   Notes to the Consolidated Financial Statements.........................................................      40

 POST APARTMENT HOMES, L.P.
 Consolidated Financial Statements:
   Report of Independent Accountants......................................................................      55
   Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................      56
   Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.............      57
   Consolidated Statements of Partners' Equity for the Years Ended December 31, 1999, 1998 and 1997.......      58
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.............      59
   Notes to the Consolidated Financial Statements.........................................................      60

 Schedule III:
   Real Estate and Accumulated Depreciation...............................................................      75

All other schedules are omitted because they are either not applicable or not required.

 POST PROPERTIES, INC. -- 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
 Financial Statements:
   Report of Independent Accountants......................................................................      78
   Statement of Net Assets Available for Plan Benefits as of December 31, 1999 and 1998...................      79
   Statement of Changes in Net Assets Available for Plan Benefits for the years ended
     December 31, 1999 and 1998...........................................................................      80
   Notes to Financial Statements..........................................................................      81

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Post Properties, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 34 present fairly, in all material respects, the financial position of Post Properties, Inc. at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of Post Properties, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 14, 2000

                             POST PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                DECEMBER 31,
                                                                                        ---------------------------------
                                                                                            1999                 1998
                                                                                        ------------         ------------
ASSETS
 Real estate assets
   Land ........................................................................        $    277,784         $    252,922
   Building and improvements ...................................................           1,574,158            1,379,847
   Furniture, fixtures and equipment ...........................................             137,602              108,233
   Construction in progress ....................................................             576,361              480,267
   Land held for future development ............................................              16,880               33,805
                                                                                        ------------         ------------
                                                                                           2,582,785            2,255,074
   Less: accumulated depreciation ..............................................            (303,016)            (247,148)
                                                                                        ------------         ------------
     Real estate assets ........................................................           2,279,769            2,007,926
 Cash and cash equivalents .....................................................               5,870               21,154
 Restricted cash ...............................................................               1,380                1,348
 Deferred charges, net .........................................................              20,820               18,686
 Other assets ..................................................................              42,334               17,599
                                                                                        ------------         ------------
        Total assets ...........................................................        $  2,350,173         $  2,066,713
                                                                                        ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Notes payable .................................................................        $    989,583         $    800,008
 Accrued interest payable ......................................................               9,160                7,609
 Dividend and distribution payable .............................................              31,285               25,115
 Accounts payable and accrued expenses .........................................              59,780               48,214
 Security deposits and prepaid rents ...........................................               9,023                8,716
                                                                                        ------------         ------------
        Total liabilities ......................................................           1,098,831              889,662
                                                                                        ------------         ------------
 Minority interest of preferred unitholders in Operating Partnership ...........              70,000                   --
                                                                                        ------------         ------------
 Minority interest of common unitholders in Operating Partnership ..............             122,480              125,365
                                                                                        ------------         ------------
 Commitments and contingencies .................................................                  --                   --
 Shareholders' equity
    Preferred stock, $.01 par value, 20,000,000 authorized:
    8 1/2% Series A Cumulative Redeemable Shares, liquidation
    preference $50 per share, 1,000,000 shares issued and outstanding ..........                  10                   10
    7 5/8% Series B Cumulative Redeemable Shares, liquidation
    preference $25 per share, 2,000,000 shares issued and
    outstanding ................................................................                  20                   20
    7 5/8% Series C Cumulative Redeemable Shares, liquidation
    preference $25 per share, 2,000,000 shares issued and
    outstanding ................................................................                  20                   20
   Common stock, $.01 par value, 100,000,000
    authorized, 38,834,323 and 38,051,734 shares
    issued and outstanding at December 31, 1999
    and 1998, respectively .....................................................                 388                  380
   Additional paid-in capital ..................................................           1,058,424            1,051,256
   Accumulated earnings ........................................................                  --                   --
                                                                                        ------------         ------------
        Total shareholders' equity .............................................           1,058,862            1,051,686
                                                                                        ------------         ------------
        Total liabilities and shareholders' equity .............................        $  2,350,173         $  2,066,713
                                                                                        ============         ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
                                                                                        1999            1998              1997
                                                                                    ------------     ------------     ------------
REVENUES
  Rental .......................................................................    $    318,697     $    275,755     $    185,732
  Property management - third party ............................................           3,368            3,164            2,421
  Landscape services - third party .............................................           9,118            7,252            5,148
  Interest .....................................................................             764              472               89
  Other ........................................................................          13,980           12,262            6,726
                                                                                    ------------     ------------     ------------
      Total revenue ............................................................         345,927          298,905          200,116
                                                                                    ------------     ------------     ------------
EXPENSES
  Property operating and maintenance (exclusive of items
    shown separately below) ....................................................         113,152           99,717           67,515
  Depreciation .................................................................          58,013           46,646           29,048
  Property management - third party ............................................           2,925            2,499            1,959
  Landscape services - third party .............................................           7,904            6,264            4,284
  Interest .....................................................................          33,192           31,297           24,658
  Amortization of deferred loan costs ..........................................           1,496            1,185              980
  General and administrative ...................................................           7,788            8,495            7,364
  Minority interest in consolidated property partnerships ......................             511              397               --
                                                                                    ------------     ------------     ------------
      Total expenses ...........................................................         224,981          196,500          135,808
                                                                                    ------------     ------------     ------------
  Income before net gain (loss) on sale of assets, loss on
    unused treasury locks, loss on relocation of
    corporate office, minority interest of unitholders
    in Operating Partnership and extraordinary item ............................         120,946          102,405           64,308
  Net gain (loss) on sale of assets ............................................          (1,522)              --            3,270
  Loss on unused treasury locks ................................................              --           (1,944)              --
  Loss on relocation of corporate office .......................................              --               --           (1,500)
  Minority interest of preferred unitholders in Operating Partnership ..........          (1,851)              --               --
  Minority interest of common unitholders in Operating Partnership .............         (12,598)         (11,511)         (11,131)
                                                                                    ------------     ------------     ------------
  Income before extraordinary item .............................................         104,975           88,950           54,947
  Extraordinary item, net of minority interest of unitholders
    in Operating Partnership ...................................................            (458)              --              (75)
                                                                                    ------------     ------------     ------------
  Net income ...................................................................         104,517           88,950           54,872
  Dividends to preferred shareholders ..........................................         (11,875)         (11,473)          (4,907)
                                                                                    ------------     ------------     ------------
  Net income available to common shareholders ..................................    $     92,642     $     77,477     $     49,965
                                                                                    ============     ============     ============
EARNINGS PER COMMON SHARE - BASIC
  Income before extraordinary item (net of preferred dividends) ................    $       2.42     $       2.21     $       2.11
  Extraordinary item ...........................................................           (0.01)              --               --
                                                                                    ------------     ------------     ------------
  Net income available to common shareholders ..................................    $       2.41     $       2.21     $       2.11
                                                                                    ============     ============     ============
  Weighted average common shares outstanding ...................................      38,460,689       35,028,596       23,664,044
                                                                                    ============     ============     ============
  Dividends declared ...........................................................    $       2.80     $       2.60     $       2.38
                                                                                    ============     ============     ============
EARNINGS PER COMMON SHARE - DILUTED
  Income before extraordinary item (net of preferred dividends) ................    $       2.39     $       2.18     $       2.09
  Extraordinary item ...........................................................           (0.01)              --               --
                                                                                    ------------     ------------     ------------
  Net income available to common shareholders ..................................    $       2.38     $       2.18     $       2.09
                                                                                    ============     ============     ============
  Weighted average common shares outstanding ...................................      38,916,987       35,473,587       23,887,906
                                                                                    ============     ============     ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             POST PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                             PREFERRED     COMMON         PAID-IN      ACCUMULATED
                                                               SHARES      SHARES         CAPITAL        EARNINGS        TOTAL
                                                             ----------   ---------     -----------    -----------    -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1996 .....................................    $      10    $     219     $   398,764     $      --     $   398,993
  Proceeds from Preferred Shares, net of underwriting
   discount and offering costs of $1,709 ................           20           --          48,271            --          48,291
  Common shares issued in connection
   with Merger ..........................................           --           84         338,269            --         338,353
  Proceeds from Dividend Reinvestment and
   Employee Stock Purchase Plans ........................           --            2           9,128            --           9,130
  Conversion of Units to shares .........................           --            1              (1)           --              --
  Adjustment for minority interest of Unitholders
   in Operating Partnership at dates of capital
   transactions .........................................           --           --         (30,245)           --         (30,245)
  Net income ............................................           --           --              --        54,872          54,872
  Dividends to preferred shareholders ...................           --           --              --        (4,907)         (4,907)
  Dividends declared and paid to common shareholders ....           --           --          (3,273)      (36,073)        (39,346)
  Dividends declared to common shareholders .............           --           --          (4,329)      (13,892)        (18,221)
                                                             ---------    ---------     -----------     ---------     -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1997 .....................................           30          306         756,584            --         756,920
  Proceeds from Preferred Shares, net of
   underwriting discount and offering
   costs of $1,716 ......................................           20           --          48,264            --          48,284
  Proceeds from Common Shares, net of
    Underwriting discount and offering
     Costs of $13,592 ...................................           --           69         255,838            --         255,907
  Proceeds from Dividend Reinvestment and
    Employee Stock Purchase Plans .......................           --            5          18,855            --          18,860
   Adjustment for minority interest of
    unitholders in Operating Partnership
    at dates of capital transactions ....................           --           --         (15,031)           --         (15,031)
   Net income ...........................................           --           --              --        88,950          88,950
  Dividends to preferred shareholders ...................           --           --              --       (11,473)        (11,473)
  Dividends declared and paid to common
    Shareholders ........................................           --           --         (13,254)      (55,752)        (69,006)
  Dividends declared to common shareholders .............           --           --              --       (21,725)        (21,725)
                                                             ---------    ---------     -----------     ---------     -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1998 .....................................           50          380       1,051,256            --       1,051,686
  Offering cost of redeemable preferred units                       --           --          (1,810)           --          (1,810)
  Proceeds from Dividend Reinvestment and
    Employee Stock Purchase Plans .......................           --            8          23,304            --          23,312
  Adjustment for minority interest of
    unitholders in Operating Partnership
    at dates of capital transactions ....................           --           --             857            --             857
  Net income ............................................           --           --              --       104,517         104,517
  Dividends to preferred shareholders ...................           --           --              --       (11,875)        (11,875)
  Dividends declared and paid to common
   Shareholders .........................................           --           --         (15,183)      (65,458)        (80,641)
  Dividends declared to common shareholders .............           --           --              --       (27,184)        (27,184)
                                                             ---------    ---------     -----------     ---------     -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1999 .....................................    $      50    $     388     $ 1,058,424     $      --     $ 1,058,862
                                                             =========    =========     ===========     =========     ===========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             POST PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                    1999            1998            1997
                                                                                 ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...............................................................     $  104,517      $   88,950      $   54,872
  Adjustments to reconcile net income to net cash provided
   by operating activities:
  Minority interest of preferred unitholders in Operating Partnership ......          1,851              --              --
  Minority interest of common unitholders in Operating Partnership .........         12,598          11,511          11,131
  Net (gain) loss on sale of assets ........................................          1,522              --          (3,270)
  Loss on relocation of corporate office ...................................             --              --           1,500
  Loss on unused treasury locks ............................................             --           1,944              --
  Extraordinary item, net of minority interest of unitholders in
   Operating Partnership ...................................................            458              --              75
  Depreciation .............................................................         58,013          46,623          29,048
  Write-off of deferred financing costs ....................................             --              --             (93)
  Amortization of deferred loan costs ......................................          1,496           1,209             980
  Other ....................................................................             --             168              --
  Changes in assets, (increase) decrease in:
   Restricted cash .........................................................            (32)            194            (394)
   Deferred charges ........................................................         (4,106)         (7,115)             --
   Other assets ............................................................        (24,735)          2,998          11,797
  Changes in liabilities, increase (decrease) in:
   Accrued interest payable ................................................          1,551             104           2,172
   Accounts payable and accrued expenses ...................................           (402)          1,433           1,341
   Security deposits and prepaid rents .....................................            307             599             395
                                                                                 ----------      ----------      ----------
  Net cash provided by operating activities ................................        153,038         148,618         109,554
                                                                                 ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction and acquisition of real estate assets,
   net of payables .........................................................       (286,696)       (279,473)       (190,810)
  Proceeds from sale of assets .............................................         16,587              --          25,402
  Acquisition of Columbus Realty Trust, net of
   cash acquired ...........................................................             --              --         (17,734)
  Payment for unused treasury locks ........................................             --          (1,944)             --
  Capitalized interest .....................................................        (21,417)        (15,707)         (9,567)
  Recurring capital expenditures ...........................................         (8,641)         (7,479)         (3,675)
  Corporate capital expenditures ...........................................         (6,811)         (8,576)         (3,220)
  Non-recurring capital expenditures .......................................         (2,971)         (1,423)           (605)
  Revenue generating capital expenditures ..................................         (8,011)        (13,614)         (8,168)
                                                                                 ----------      ----------      ----------
  Net cash used in investing activities ....................................       (317,960)       (328,216)       (208,377)
                                                                                 ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of financing costs ...............................................         (1,495)             --          (4,208)
  Debt proceeds ............................................................        279,000         103,930         688,564
  Debt payments ............................................................        (89,425)       (275,131)       (564,085)
  Proceeds from preferred units, net of offering costs .....................         68,190              --              --
  Proceeds from the sale of notes ..........................................             --         150,000              --
  Offering proceeds, net of underwriters discount
   and offering costs ......................................................             --         255,907              --
  Proceeds from Preferred Shares ...........................................             --          48,284          48,291
  Proceeds from Dividend Reinvestment Plan .................................         23,312          18,860           9,130
  Capital distributions to unitholders .....................................        (14,318)        (13,277)        (12,132)
  Distributions paid to preferred unitholders ..............................         (1,384)             --              --
  Dividends paid to preferred shareholders .................................        (11,875)        (11,473)         (4,907)
  Dividends paid to common shareholders ....................................       (102,367)        (87,227)        (51,184)
                                                                                 ----------      ----------      ----------
  Net cash provided by financing activities ................................        149,638         189,873         109,469
                                                                                 ----------      ----------      ----------
  Net (decrease) increase in cash and cash equivalents .....................        (15,284)         10,275          10,646
  Cash and cash equivalents, beginning of period ...........................         21,154          10,879             233
                                                                                 ----------      ----------      ----------
  Cash and cash equivalents, end of period .................................     $    5,870      $   21,154      $   10,879
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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION AND FORMATION OF THE COMPANY

ORGANIZATION AND FORMATION OF THE COMPANY

Post Properties, Inc. (the "Company" or "PPI") through its majority owned subsidiary, Post Apartment Homes, L.P. (the "Operating Partnership") currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Northern Virginia, Nashville, Houston, Phoenix, Denver and Charlotte metropolitan areas. At December 31, 1999, approximately 54.8% and 20.4% (on a unit basis) of the Company's communities are located in the Atlanta and Dallas metropolitan areas, respectively.

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

Certain items in the 1998 and 1997 consolidated financial statements were reclassified for comparative purposes with the 1999 consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

Beginning January 1, 2001, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the Company's limited hedging activities, management does not believe the adoption of SFAS 133 will have a material effect on the Company's financial position or results of operations, nor will it significantly affect its financial statement disclosures.

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

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (including capitalized amounts of $21,417, $15,707 and $9,567 during 1999, 1998 and 1997, respectively, and interest rate protection receipts of $0, $0 and $296 during 1999, 1998 and 1997, respectively) aggregated $51,337, $46,889 and $39,815 for the years ended December 31, 1999, 1998 and 1997, respectively.

DERIVATIVES

The Company may enter into various treasury lock arrangements from time to time in anticipation of a specific debt transaction. These arrangements are used to manage the Company's exposure to fluctuations in interest rates. The Company does not utilize these arrangements for trading or speculative purposes. These arrangements, considered qualifying hedges, are not recorded in the financial statements until the debt transaction is consummated and the arrangement is settled. The proceeds or payments resulting from the settlement of the arrangement are deferred and amortized over the life of the debt as an adjustment to interest expense. Any arrangements not deemed hedges are recorded at fair value and recognized through the statement of operations.

Premiums paid to purchase interest rate protection agreements (i.e. interest rate caps) are deferred and amortized over the terms of those agreements using the interest method. Unamortized premiums are included in deferred charges in the consolidated balance sheet. Amounts receivable under the interest rate protection agreements are accrued as a reduction of interest expense.

Interest rate swaps qualifying for hedge accounting treatment are recorded on an accrual basis as an adjustment of the interest rate yield. Interest rate swaps not qualifying for hedge accounting treatment are recorded at fair value and recognized through the statement of operations.

PER SHARE DATA

Basic earnings per common share with respect to the Company for the years ended December 31, 1999, 1998 and 1997 is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of shares outstanding during the period and includes the effect of the potential issuance of additional shares if stock options were exercised or converted into common stock.

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

2.  ACQUISITION OF COLUMBUS REALTY TRUST

On October 24, 1997, Columbus Realty Trust ("Columbus") a Texas real estate investment trust, was merged into a wholly owned subsidiary of the Company (the "Merger") and then transferred into the Operating Partnership. At the time of the Merger, Columbus was operating 26 completed communities containing 6,296 apartment units and had an additional 5 communities under development that would contain 1,243 apartment units upon completion located in Dallas and Houston, Texas. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into 0.615 shares of common stock of the Company, which resulted in the issuance of approximately 8.4 million shares of common stock of the Company. The total purchase price including liabilities assumed was $643,268. The Merger was accounted for as a purchase. Under the purchase method of accounting, the assets acquired and liabilities assumed of Columbus were recorded at their estimated fair market values and its results of operations have been included in the accompanying consolidated statements of operations from the date of the Merger, October 24, 1997. Unaudited, supplemental pro-forma information, assuming the Merger had occurred on January 1, 1997, is as follows:

                                                                                               YEAR ENDED
                                                                                            DECEMBER 31, 1997
                                                                                            -----------------
          Total revenue ..................................................................     $  247,295
          Net income available to common shareholders before extraordinary items .........     $   60,242
          Net income available to common shareholders ....................................     $   60,167

          Earnings per share available to common shareholders - basic ....................     $     1.99
          Earnings per share available to common shareholders - diluted ..................     $     1.96

3.  DEFERRED CHARGES

Deferred charges consist of the following:

                                                                                   DECEMBER 31,
                                                                           --------------------------
                                                                              1999            1998
                                                                           ----------      ----------
          Deferred financing costs ...................................     $   31,148      $   26,568
          Other ......................................................          5,394           4,551
                                                                           ----------      ----------
                                                                               36,542          31,119

          Less: accumulated amortization .............................        (15,722)        (12,433)
                                                                           ----------      ----------
                                                                           $   20,820      $   18,686
                                                                           ==========      ==========

4.  NOTES PAYABLE

The Company's indebtedness consists of the following:

                                                                                   DECEMBER 31,
                                                                           --------------------------
                                                                              1999            1998
                                                                           ----------      ----------
          Conventional fixed rate (secured) ..........................     $   53,210      $    3,825
          Conventional floating rate (secured) .......................        126,067          42,303
          Tax-exempt fixed rate bond indebtedness (secured) ..........             --              --
          Tax-exempt floating rate bond indebtedness (secured) .......        235,880         235,880
          Lines of credit & other (unsecured) ........................        184,426          62,000
          Senior notes (unsecured) ...................................        390,000         456,000
                                                                           ----------      ----------
          Total ......................................................     $  989,583      $  800,008
                                                                           ==========      ==========

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


CONVENTIONAL FIXED AND FLOATING RATE MORTGAGES PAYABLE (SECURED)

Conventional mortgages payable were comprised of five and four loans at December 31, 1999 and 1998, respectively, each of which is collateralized by an apartment community included in real estate assets. The mortgages payable are generally due in monthly installments of interest only and mature at various dates through 2029. The interest rates on the fixed rate mortgages payable ranged from 6.50% to 9.20% at December 31, 1999. At December 31, 1999, the interest rates on the variable rate mortgages payable were at a range from the London Interbank Offered Rate ("LIBOR") plus .75% to .935% above LIBOR. At December 31, 1999, LIBOR ranged from 5.82% to 6.50% for one, three, six, and twelve month indices.

TAX-EXEMPT FLOATING RATE BOND INDEBTEDNESS (SECURED)

Tax exempt floating rate bond indebtedness is comprised of AAA Fannie Mae credit enhanced debt maturing in 2025.

Certain of the apartment communities are encumbered to secure tax-exempt housing bonds. Such bonds are generally payable in monthly or semi-annual installments of interest only and mature at various dates through 2025. Floating rate indebtedness reissued in 1995 through 1998, bears interest at the "AAA" non-AMT tax exempt rate, set weekly, which was 5.50% at December 31, 1999 (average of 3.35% for 1999). With respect to such bonds, the Company pays certain credit enhancement fees of .515% of the amount of such bonds or the amount of such letters of credit, as the case may be.

The Federal National Mortgage Association ("FNMA") has provided replacement credit enhancement through 2025 for the bond issues, aggregating $235,880, which were reissued. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans. Effective October 1, 1998, the Company obtained fee reductions related to these loans totaling .08% per annum. Of this savings, .06% was a reduction in the credit enhancement fee. This fee reduction resulted in approximately $181 of annual savings for the remaining term of these loans.

OTHER SECURED DEBT

On March 30, 1999, the Operating Partnership issued $50,000 of secured notes to an insurance company. These notes bear interest at 6.5% with an effective rate of 7.3% after considerations of a terminated swap agreement, mature on March 1, 2009 and are secured by two apartment communities. Net proceeds of $49,933 were used to repay outstanding indebtedness.

On July 23, 1999, the Operating Partnership issued $104,000 of secured notes to FNMA. These notes bear interest at 30-day LIBOR (capped at 7% for one year) plus credit enhancement, liquidity and service fees of .935%, mature on July 23, 2029 and are secured by five apartment communities. The notes include a prepayment penalty that is an amount equal to a percentage of the principal amount remaining under the notes at the time of prepayment. The penalty ranges from 4.8% in the first year to .65% in the tenth year. The Operating Partnership has an option to call these notes after ten years from the issuance date. As a requirement of the debt agreement with FNMA, the Company entered into a fixed-rate swap which fixed the interest rate on the notes to 6.56% for a period of ten years. The Company entered into a variable rate swap in which the Company would pay a variable rate equal to the rate on the notes and receive a fixed rate of 6.50%. Net proceeds of $101,988 were used to repay outstanding indebtedness.

LINES OF CREDIT AND OTHER (UNSECURED)

In May 1999, the Company's syndicated line of credit (the "Revolver") was amended, increasing its capacity to $350,000. The Revolver matures on April 30, 2002 and borrowings currently bear interest at LIBOR plus .825% or prime minus
 .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and mature on March 31, 2000. Management believes the Cash Management Line will be renewed at maturity with similar terms. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

At December 31, 1999, the outstanding balances on the Revolver and Cash Management Line were $165,000 and $17,426, respectively. There were no outstanding balances on any of the other facilities at December 31, 1999.

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


MEDIUM-TERM NOTES

On January 29, 1997, the Operating Partnership established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from the date of issue (the "MTNs"). On October 20, 1997, the Company increased the amount available under this program to $344,000. Proceeds from the MTNs were used to (i) prepay certain outstanding notes and (ii) pay down existing indebtedness outstanding under the Company's Revolver.

The following table sets forth MTNs issued and outstanding as of December 31, 1999:

                    ISSUE                                     INTEREST           MATURITY
                    DATE                   AMOUNT               RATE               DATE
             -------------------        ------------      ---------------       ----------
             March 3, 1997              $     30,000      LIBOR plus .25%       03/03/2000
             March 31, 1997                   37,000           7.02%            04/02/2001
             March 31, 1997                   13,000           7.30%            04/01/2004
             September 22, 1997               10,000           6.69%            09/22/2004
             September 22, 1997               25,000           6.78%            09/22/2005
             March 12, 1998                  100,000           6.85%            03/16/2015
                                        ------------
                                        $    215,000
                                        ============

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

On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes due April 7, 2009 under the MTN program. The notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Operating Partnership has entered into an interest rate swap for the entire term of the notes to fix the interest rate index. Under the terms of the swap, the Operating Partnership paid a fixed rate of 6.02% and received LIBOR. This swap was settled in February 1999 at a loss of $1,495. This loss was deferred to amortize over the remaining term of the Remarketed Reset Notes. On April 7, 1999, the Operating Partnership repaid the Remarketed Reset Notes with the proceeds of conventional fixed rate secured debt. The remaining unamortized balance of the deferred swap loss was redesignated to the new debt and will be amortized over the remaining term of the new debt.

The aggregate maturities of the Company's indebtedness are as follows:

             2000.....................................  $  100,442
             2001.....................................      40,817
             2002.....................................     186,122
             2003.....................................     101,191
             2004.....................................      24,894
             Thereafter...............................     536,117
                                                        ----------
                                                        $  989,583
                                                        ==========

PLEDGED ASSETS

The aggregate net book value at December 31, 1999 of property pledged as collateral for indebtedness amounted to approximately $417,772.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


UNUSED TREASURY LOCKS

The loss on unused treasury locks in 1998 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

EXTRAORDINARY ITEM

The extraordinary item for the year ended December 31, 1999 was due to the write off of loan costs resulting from the early extinguishment of debt. The extraordinary item is net of $63 in minority interest of the unitholders calculated on the basis of weighted average units and common shares outstanding for the year ended December 31, 1999. The extraordinary item for the year ended December 31, 1997 resulted from the write-off of deferred financing costs on the mortgage debt satisfied. The extraordinary item is net of $18 in minority interest of the unitholders calculated on the basis of weighted average units and common shares outstanding for the year ended December 31, 1997.

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

As of December 31, 1999, the net basis for Federal income tax purposes taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Company's consolidated financial statements by $49,100.

6.  RELATED PARTY TRANSACTIONS

The Company provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 1999, 1998 and 1997, the Company received landscaping fees of $610, $961 and $670 for such services. These amounts include reimbursements of direct expenses in the amount of $10, $295 and $138 which are not included in landscape services revenue. Accordingly, these transactions resulted in the Company recording landscape services net fees in excess of direct expenses of $600, $666 and $532 in the accompanying financial statements for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company provides accounting and administrative services to entities controlled by certain executive officers of the Company. Fees under this arrangement aggregated $25 for each year ended December 31, 1999, 1998 and 1997, respectively.

The Company was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $100, $349, and $326 for the years ended December 31, 1999, 1998 and 1997, respectively.

On December 10, 1999, the Company loaned $7,750 to certain executives. These loans are payable on December 10, 2009 and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company's common shares on the open market.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


7.  EMPLOYEE BENEFIT PLANS

The employees of the Company are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Company contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Company contribution, the maximum employee contribution included in the calculation is 3% of salary. Company contributions of $346, $179 and $158 were made in 1999, 1998 and 1997, respectively.

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

9.  STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 1999, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, based upon the criteria of APB Opinion 25 no compensation cost is required to be recognized for the Stock Plan and the ESPP. The compensation cost which is required to be charged against income for the Grant Plan, was $205, $182 and $209 for 1999, 1998 and 1997, respectively. Had compensation cost for the Company's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                       1999         1998         1997
                                                                    ----------   ----------   ----------
           Net income available to common
              shareholders.....................   As reported.....  $   92,642   $   77,477   $   49,965
                                                  Pro forma.......  $   90,459   $   76,589   $   49,579

           Net income per common share -
              basic............................   As reported.....  $     2.41   $      2.21  $     2.11
                                                  Pro forma.......  $     2.35   $      2.19  $     2.10

           Net income per common share -
              diluted..........................   As reported.....  $     2.38   $     2.18   $     2.09
                                                  Pro forma.......  $     2.32   $     2.16   $     2.08

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 1999, 1998, and 1997, are as follows:

                                                              1999             1998            1997
                                                          ------------     ------------    ------------

           Dividend yield............................              7.3%             7.0%            6.5%

           Expected volatility.......................             15.4%            15.3%           14.5%

           Risk-free interest rate...................      4.5% to 6.6%     4.7% to 5.8%    5.5% to 5.6%

           Expected option life......................     5 to 7 years     5 to 7 years    5 to 7 years

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

A summary of the status of the Company's Stock Plan as of December 31, 1999, 1998 and 1997, changes during the years then ended, and the weighted-average fair value of options granted during the years is presented below:

                                                            1999                          1998                      1997
                                                    ------------------------    ------------------------    ----------------------
                                                                   WEIGHTED-                   WEIGHTED-                 WEIGHTED-
                                                                    AVERAGE                     AVERAGE                   AVERAGE
                                                                   EXERCISE                    EXERCISE                  EXERCISE
                                                     SHARES          PRICE       SHARES          PRICE       SHARES        PRICE
                                                    ---------      ---------    ---------      ---------    ---------    ---------
Outstanding at beginning of year ............       3,030,852       $  31       2,237,551       $  31         864,105     $  31
Granted .....................................       1,288,232          36       1,440,784          39         243,946        39
Converted in connection with the
  Merger ....................................              --          --              --          --       1,192,230        30
Exercised ...................................        (164,053)         30         (67,326)         31         (49,406)       31
Forfeited ...................................        (100,155)         37        (580,157)         39         (13,324)       38
                                                    ---------                   ---------                   ---------

Outstanding at end of year ..................       4,054,876          35       3,030,852          34       2,237,551        31
                                                    =========                   =========                   =========

Options exercisable at year-end                     2,290,143                   2,065,438                   2,000,279
                                                    =========                   =========                   =========
Weighted-average fair value of options
  granted during the year                           $    2.08                   $    2.54                   $    2.85
                                                    =========                   =========                   =========

At December 31, 1999, the range of exercise prices for options outstanding was $27.625 - $40.63 and the weighted- average remaining contractual life was 7 years.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


10. COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, one ground lease expiring in 2038 for a second operating community, three ground leases expiring in 2066, 2069 and 2074 for three communities under development and to office, equipment and other operating leases with terms expiring in years 2000 through 2004. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 1999 are as follows:

                     2000.........................    $  1,992
                     2001.........................       1,830
                     2002.........................       1,190
                     2003.........................       1,275
                     2004.........................       1,243
                     2005 and thereafter..........     160,163

The Company incurred $5,109, $4,915 and $3,366 of rent expense for the years ended December 31, 1999, 1998 and 1997, respectively.

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

The fair value of fixed rate debt was approximately $420,675 at December 31, 1999.

The fair values of interest rate protection agreements and interest rate swaps (used for hedging purposes) are estimated by obtaining quotes from an investment broker. At December 31, 1999, there were no carrying amounts related to these arrangements in the consolidated balance sheet. As of December 31, 1999, the expected net proceeds from settlement of these contracts was approximately $598.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


12. EARNINGS PER SHARE

For the years ended December 31, 1999, 1998 and 1997, basic and diluted earnings per common share for income before extraordinary item, net of preferred dividends, and net income available to common shareholders before extraordinary item has been computed as follows:

                                                                            YEAR ENDED 1999
                                                            -----------------------------------------------
                                                               INCOME           SHARES           PER-SHARE
                                                             (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                            ------------     -------------     ------------
Income before extraordinary item ......................     $    104,975
Less: Preferred stock dividends .......................          (11,875)
                                                            ------------
BASIC EPS
Income available to common shareholders before
  extraordinary item ..................................           93,100        38,460,689     $       2.42
                                                                                               ============
EFFECT OF DILUTIVE SECURITIES
Options ...............................................               --           456,298
                                                            ------------      ------------
DILUTED EPS
Income available to common shareholders + assumed
  conversions before extraordinary item ...............     $     93,100        38,916,987     $       2.39
                                                            ============      ============     ============

                                                                            YEAR ENDED 1998
                                                            -----------------------------------------------
                                                               INCOME           SHARES           PER-SHARE
                                                             (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                            ------------     -------------     ------------
Income before extraordinary item ......................     $     88,950
Less: Preferred stock dividends .......................          (11,473)
                                                            ------------
BASIC EPS
Income available to common shareholders before
  extraordinary item ..................................           77,477        35,028,596     $       2.21
                                                                                               ============
EFFECT OF DILUTIVE SECURITIES
Options ...............................................               --           444,991
                                                            ------------     ------------
DILUTED EPS
Income available to common shareholders + assumed
  conversions before extraordinary item ...............     $     77,477        35,473,587     $       2.18
                                                            ============      ============     ============

                                                                            YEAR ENDED 1997
                                                            -----------------------------------------------
                                                               INCOME           SHARES           PER-SHARE
                                                             (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                            ------------     -------------     ------------

Income before extraordinary item ......................     $     54,947
Less: Preferred stock dividends .......................           (4,907)
                                                            ------------
BASIC EPS
Income available to common shareholders before
  extraordinary item ..................................           50,040        23,664,044     $       2.11
                                                                                               ============
EFFECT OF DILUTIVE SECURITIES
Options ...............................................               --           223,862
                                                            ------------     -------------
DILUTED EPS
Income available to common shareholders + assumed
  conversions before extraordinary item ...............     $     50,040        23,887,906     $       2.09
                                                            ============     =============     ============

13. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 are as follows:

(a) On the date of the Second Offering and Third Offering, holders of 5,401,185 and 5,139,243 Units of the Operating Partnership, respectively, were allocated capital on a pro rata basis in proportion to their Units over

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


    total Units outstanding in the Operating Partnership. During 1999, 1998 and 1997, holders of 22,299, 750 and 6,519 Units in the Operating Partnership, respectively, exercised their option to convert their Units to shares of the Company on a one-for-one basis. During 1996, the Company exercised its option to purchase land in exchange for 138,150 Units of the Operating Partnership. The net effect of the capital allocated to the unitholders of the Operating Partnership on the dates of the offerings, the subsequent conversion of Units of the Operating Partnership to shares of the Company, the adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans and the issuance of Units of the Operating Partnership in exchange for land was a reclassification decreasing minority interest and increasing shareholders' equity in the amount of $857 for the year ended December 31, 1999 and increasing minority interest and decreasing shareholders' equity in the amount of $15,031 and $30,245 for the years ended December 31, 1998 and 1997, respectively.

(b) The Operating Partnership committed to distribute $30,818, $25,115 and $21,327 for the quarters ended December 31, 1999, 1998 and 1997, respectively. As a result, the Company declared dividends of $27,184, $21,725 and 18,221 for the quarters ended December 31, 1999, 1998 and 1997, respectively. The remaining distributions from the Operating Partnership in the amount of $3,634, $3,390 and $3,104 for the quarters ended December 31, 1999, 1998 and 1997, respectively, are distributed to minority interest unitholders in the Operating Partnership.

(c) The Merger, which was completed in 1997, was a stock for stock transaction. In connection with the Merger, the cash and non-cash components were are follows:

               Fair value of assets acquired........................    $  643,268
                  Less:
                  Value of stock issued in exchange for
                    Stock of Columbus...............................       338,353
                  Liabilities assumed...............................       285,852
                  Cash acquired.....................................         1,329
                                                                        ----------
               Cash component of purchase price, net of
                  cash acquired.....................................    $   17,734
                                                                        ==========

14. SEGMENT INFORMATION

SEGMENT DESCRIPTION
In accordance with SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information," the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Company's chief operating decision makers to manage the business.

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

      Property Rental Operations

      - Fully stabilized communities - those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

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

SEGMENT PERFORMANCE MEASURE
Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. NAREIT's definition of FFO excludes items classified by GAAP as extraordinary or unusual and significant non-recurring events that materially distort the comparative measurement of performance over time. Effective January 1, 2000 NAREIT amended its definition of FFO to include in FFO all non-recurring events, except for those that are defined as extraordinary items under GAAP and gains and losses from sales of property. The Company will use the amended definition of FFO in reporting results for all periods on or after January 1, 2000. The Company does not expect use of the amended definition to materially affect FFO.

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

SEGMENT INFORMATION

The following table reflects each segment's contribution to consolidated revenues and FFO together with a reconciliation of segment contribution to FFO, total FFO and income before extraordinary item and preferred dividends. Additionally, substantially all of the Company's assets relate to the Company's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

                                                                                YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                        1999              1998             1997
                                                                   -------------     -------------    -------------
REVENUES
Fully stabilized communities.................................      $     236,923     $     228,878    $     171,092
Communities stabilized during 1998...........................             22,197            19,149            5,441
Development and lease-up communities.........................             58,486            23,708            8,328
Sold communities.............................................                318             3,867            3,205
Third party services.........................................             12,486            10,416            7,569
Other........................................................             15,517            12,887            4,481
                                                                   -------------     -------------    -------------

Consolidated revenues........................................      $     345,927     $     298,905    $     200,116
                                                                   =============     =============    =============

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities.................................      $     163,809     $     156,865    $     117,225
Communities stabilized during 1998...........................             15,169            12,966            3,318
Development and lease-up communities.........................             35,906            12,509            5,154
Sold communities.............................................                190             3,246            2,058
Third party services.........................................              1,657             1,653            1,326
                                                                   -------------     -------------    -------------

Contribution to FFO..........................................            216,731           187,239          129,081
                                                                   -------------     -------------    -------------

Other operating income, net of expense.......................              2,674             3,186           (2,723)
Depreciation on non-real estate assets.......................             (1,962)           (1,432)          (1,057)
Minority interest in consolidated property
   Partnerships..............................................               (511)             (397)              --
Interest expense.............................................            (33,192)          (31,297)         (24,658)
Amortization of deferred loan costs..........................             (1,496)           (1,185)            (980)
General and administrative...................................             (7,788)           (8,495)          (7,364)
Dividends to preferred shareholders..........................            (11,875)          (11,473)          (4,907)
                                                                   -------------     -------------    -------------

Total FFO....................................................            162,581           136,146           87,392
                                                                   -------------     -------------    -------------

Depreciation on real estate assets...........................            (55,361)          (45,214)         (27,991)
Net gain (loss) on sale of assets............................            (1,522)                --            3,270
Loss on unused treasury locks................................                --             (1,944)              --
Loss on relocation of office space...........................                                   --           (1,500)

Minority interest of unitholders in
  Operating Partnership......................................            (12,598)          (11,511)         (11,131)
Dividends to preferred shareholders..........................             11,875            11,473            4,907
                                                                   -------------     -------------      -----------

Income before extraordinary item
  and preferred dividends....................................      $     104,975     $      88,950    $      54,947
                                                                   =============     =============    =============

15.      SUBSEQUENT EVENTS

In February 2000, the Company sold a 213 unit property located in Atlanta for $32,350. Net proceeds estimated at $31,500 will be used to repay outstanding indebtedness. In February 2000, the Company's Investment Committee approved the sale of and subsequently listed for sale three properties in Mississippi containing 983 units and a commercial property located in Dallas, TX.

POST PROPERTIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial information for the years ended 1999 and 1998 are as follows:


                                                                                     YEAR ENDED DECEMBER 31, 1999*
                                                                        -------------------------------------------------------
                                                                           FIRST         SECOND         THIRD          FOURTH
                                                                        ----------     ----------     ----------     ----------
Revenues                                                                $   80,891     $   85,503     $   88,158     $   91,375
                                                                        ----------     ----------     ----------     ----------
Net income before net gain (loss) on sale of assets,
  minority interest of unitholders in Operating
  Partnership and extraordinary items................................       29,406         29,624         30,626         31,290
Net gain (loss) on sale of assets....................................       (1,567)           476           (246)          (185)
Minority interest of preferred unitholders in
  Operating Partnership..............................................           --             --           (435)        (1,416)
Minority interest of common unitholders in
  Operating Partnership..............................................       (2,992)        (3,237)        (3,206)        (3,163)
Extraordinary items..................................................         (458)            --             --             --
                                                                        ----------     ----------     ----------     ----------
Net income...........................................................       24,389         26,863         26,739         26,526
Dividends to preferred shareholders..................................       (2,969)        (2,969)        (2,969)        (2,968)
                                                                        ----------     ----------     ----------     ----------
Net income available to common shareholders..........................   $   21,420     $   23,894     $   23,770     $   23,558
                                                                        ==========     ==========     ==========     ==========
Earnings per common share:
Net income available to common shareholders - basic..................   $     0.56     $     0.62     $     0.62     $     0.61
Net income available to common shareholders - diluted................   $     0.56     $     0.61     $     0.61     $     0.60

                                                                                     YEAR ENDED DECEMBER 31, 1998*
                                                                        -------------------------------------------------------
                                                                           FIRST         SECOND         THIRD          FOURTH
                                                                        ----------     ----------     ----------     ----------
Revenues.............................................................   $   68,987     $   73,455     $   76,992     $   79,471
                                                                        ----------     ----------     ----------     ----------
Net income before, loss on unused treasury locks and
  minority interest of unitholders in Operating
  Partnership........................................................       22,310         25,437         26,825         27,833
Loss on unused treasury locks........................................       (1,944)            --             --             --
Minority interest of unitholders in Operating
  Partnership........................................................       (2,510)        (2,902)        (3,022)        (3,077)
                                                                        ----------     ----------     ----------     ----------
Net income...........................................................       17,856         22,535         23,803         24,756
Dividends to preferred shareholders..................................       (2,566)        (2,969)        (2,969)        (2,969)
                                                                        ----------     ----------     ----------     ----------
Net income available to common shareholders..........................   $   15,290     $   19,566     $   20,834     $   21,787
                                                                        ==========     ==========     ==========     ==========
Earnings per common share:
Net income available to common shareholders - basic..................   $     0.48     $     0.56     $     0.58     $     0.59
Net income available to common shareholders - diluted................   $     0.47     $     0.55     $     0.57     $     0.58


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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Post Apartment Homes, L.P.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 34 present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of Post Apartment Homes, L.P.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 14, 2000

                           POST APARTMENT HOMES, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                   -----------------------------------
                                                                      1999                    1998
                                                                   -----------             -----------
ASSETS
 Real estate assets
   Land .........................................................  $   277,784             $   252,922
   Building and improvements.....................................    1,574,158               1,379,847
   Furniture, fixtures and equipment.............................      137,602                 108,233
   Construction in progress......................................      576,361                 480,267
   Land held for future development..............................       16,880                  33,805
                                                                   -----------             -----------
                                                                     2,582,785               2,255,074
   Less: accumulated depreciation................................     (303,016)               (247,148)
                                                                   -----------             -----------
     Real estate assets..........................................    2,279,769               2,007,926
 Cash and cash equivalents.......................................        5,870                  21,154
 Restricted cash.................................................        1,380                   1,348
 Deferred charges, net...........................................       20,820                  18,686
 Other assets....................................................       42,334                  17,599
                                                                   -----------             -----------
        Total assets.............................................  $ 2,350,173             $ 2,066,713
                                                                   ===========             ===========
LIABILITIES AND PARTNERS' EQUITY
 Notes payable...................................................  $   989,583             $   800,008
 Accrued interest payable........................................        9,160                   7,609
 Distribution payable............................................       31,285                  25,115
 Accounts payable and accrued expenses...........................       59,780                  48,214
 Security deposits and prepaid rents.............................        9,023                   8,716
                                                                   -----------             -----------
        Total liabilities........................................    1,098,831                 889,662
                                                                   -----------             -----------
 Commitments and contingencies...................................           --                      --
 Partners' equity................................................    1,251,342               1,177,051
                                                                   -----------             -----------
        Total liabilities and partners' equity...................  $ 2,350,173             $ 2,066,713
                                                                   ===========             ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------------------
                                                                        1999                  1998                    1997
                                                                    ------------           ------------           ------------

REVENUES
  Rental                                                            $    318,697           $    275,755           $    185,732
  Property management - third party ............................           3,368                  3,164                  2,421
  Landscape services - third party  ............................           9,118                  7,252                  5,148
  Interest .....................................................             764                    472                     89
  Other ........................................................          13,980                 12,262                  6,726
                                                                    ------------           ------------           ------------
      Total revenue ............................................         345,927                298,905                200,116
                                                                    ------------           ------------           ------------
EXPENSES
  Property operating and maintenance (exclusive of items
    shown separately below).....................................         113,152                 99,717                 67,515
  Depreciation .................................................          58,013                 46,646                 29,048
  Property management - third party ............................           2,925                  2,499                  1,959
  Landscape services - third party .............................           7,904                  6,264                  4,284
  Interest .....................................................          33,192                 31,297                 24,658
  Amortization of deferred loan costs ..........................           1,496                  1,185                    980
  General and administrative ...................................           7,788                  8,495                  7,364
  Minority interest in consolidated property partnerships.......             511                    397                     --
                                                                    ------------           ------------           ------------
      Total expenses ...........................................         224,981                196,500                135,808
                                                                    ------------           ------------           ------------
  Income before net gain (loss) on sale of assets, loss on
    unused treasury locks, loss on relocation of
    corporate office and extraordinary item .....................        120,946                102,405                 64,308
  Net gain (loss) on sale of assets .............................         (1,522)                    --                  3,270
  Loss on unused treasury locks .................................             --                 (1,944)                    --
  Loss on relocation of corporate office ........................             --                     --                 (1,500)
                                                                    ------------           ------------           ------------
  Income before extraordinary item ..............................        119,424                100,461                 66,078
  Extraordinary item ............................................           (521)                    --                    (93)
                                                                    ------------           ------------           ------------
  Net income ....................................................        118,903                100,461                 65,985
  Distributions to preferred Unitholders ........................        (13,726)               (11,473)                (4,907)
                                                                    ------------           ------------           ------------
  Net income available to common Unitholders ....................   $    105,177           $     88,988           $     61,078
                                                                    ============           ============           ============
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item
    (net of preferred distributions) ............................   $       2.42           $       2.21           $       2.11
  Extraordinary item ............................................           (.01)                    --                     --
                                                                    ------------           ------------           ------------
  Net income available to common Unitholders ....................   $       2.41           $       2.21           $       2.11
                                                                    ============           ============           ============
  Weighted average common Units outstanding .....................     43,663,373             40,244,351             28,880,928
                                                                    ============           ============           ============
  Distributions declared ........................................   $       2.80           $       2.60           $       2.38
                                                                    ============           ============           ============

EARNINGS PER COMMON UNIT - DILUTED
  Income before extraordinary item
    (net of preferred distributions) ...........................    $       2.39           $       2.18           $       2.09
  Extraordinary item ...........................................            (.01)                    --                     --
                                                                    ------------           ------------           ------------
  Net income available to common Unitholders ...................    $       2.38           $       2.18           $       2.09
                                                                    ============           ============           ============
  Weighted average common Units outstanding ....................      44,119,671             40,689,342             29,104,790
                                                                    ============           ============           ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                       GENERAL               LIMITED
                                                                       PARTNER               PARTNERS               TOTAL
                                                                    ------------           ------------           ------------

PARTNERS' EQUITY, DECEMBER 31, 1996................................ $      5,216           $    477,218           $    482,434
Contributions from PPI related to Preferred Shares.................          483                 47,808                 48,291
Common units issued in connection with Merger......................        3,384                334,969                338,353
Contributions from PPI related to Dividend Reinvestment
  and Employee Stock Purchase Plans................................           91                  9,039                  9,130
Distributions to preferred Unitholders.............................          (49)                (4,858)                (4,907)
Distributions to common Unitholders................................         (487)               (48,172)               (48,659)
Distributions declared to common Unitholders.......................         (213)               (21,110)               (21,323)
Net income.........................................................          660                 65,325                 65,985
                                                                    ------------           ------------           ------------
PARTNERS' EQUITY, DECEMBER 31, 1997................................        9,085                860,219                869,304
Contributions from PPI related to Preferred Shares.................           --                 48,284                 48,284
Contributions from PPI related to Common Shares....................        2,559                253,348                255,907
Contributions from PPI related to Dividend Reinvestment
  and Employee Stock Purchase Plans................................          189                 18,671                 18,860
Distributions to preferred Unitholders.............................           --                (11,473)               (11,473)
Distributions to common Unitholders................................         (792)               (78,385)               (79,177)
Distributions declared to common Unitholders.......................         (251)               (24,864)               (25,115)
Net income.........................................................        1,005                 99,456                100,461
                                                                    ------------           ------------           ------------
PARTNERS' EQUITY, DECEMBER 31, 1998................................       11,795              1,165,256              1,177,051
Contributions from PPI related to Dividend Reinvestment
  and Employee Stock Purchase Plans................................          233                 23,079                 23,312
Proceeds from issuance of preferred units, net of offering costs...           --                 68,190                 68,190
Distributions to preferred Unitholders.............................           --                (13,726)               (13,726)
Distributions to common Unitholders................................         (916)               (90,654)               (91,570)
Distributions declared to common Unitholders.......................         (308)               (30,510)               (30,818)
Net income.........................................................        1,189                117,714                118,903
                                                                    ------------           ------------           ------------
PARTNERS' EQUITY, DECEMBER 31, 1999................................ $     11,993           $  1,239,349           $  1,251,342
                                                                    ============           ============           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------------------
                                                                        1999                   1998                   1997
                                                                    ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income......................................................$      118,903           $    100,461           $     65,985
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Net (gain) loss on sale of assets...............................         1,522                     --                 (3,270)
  Loss on relocation of corporate office..........................            --                     --                  1,500
  Loss on unused treasury locks...................................            --                  1,944                     --
  Extraordinary item..............................................           521                     --                     93
  Depreciation....................................................        58,013                 46,623                 29,048
  Write-off of deferred financing costs...........................            --                     --                    (93)
  Amortization of deferred loan costs.............................         1,496                  1,209                    980
  Other...........................................................            --                    168                     --
  Changes in assets, (increase) decrease in:
    Restricted cash...............................................           (32)                   194                   (394)
    Deferred charges..............................................        (4,106)                (7,115)                    --
    Other assets..................................................       (24,735)                 2,998                 11,797
  Changes in liabilities, increase (decrease) in:
    Accrued interest payable......................................         1,551                    104                  2,172
    Accounts payable and accrued expenses.........................          (402)                 1,433                  1,341
    Security deposits and prepaid rents...........................           307                    599                    395
                                                                    ------------           ------------           ------------
  Net cash provided by operating activities.......................       153,038                148,618                109,554
                                                                    ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction and acquisition of real estate assets,
    net of payables...............................................      (286,696)              (279,473)              (190,810)
  Proceeds from sale of assets....................................        16,587                     --                 25,402
  Acquisition of Columbus Realty Trust, net of cash acquired......            --                     --                (17,734)
  Payment for unused treasury locks...............................            --                 (1,944)                    --
  Capitalized interest............................................       (21,417)               (15,707)                (9,567)
  Recurring capital expenditures..................................        (8,641)                (7,479)                (3,675)
  Corporate capital expenditures..................................        (6,811)                (8,576)                (3,220)
  Non-recurring capital expenditures..............................        (2,971)                (1,423)                  (605)
  Revenue generating capital expenditures.........................        (8,011)               (13,614)                (8,168)
                                                                    ------------           ------------           ------------
  Net cash used in investing activities...........................      (317,960)              (328,216)              (208,377)
                                                                    ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of financing costs......................................        (1,495)                    --                 (4,208)
  Debt proceeds...................................................       279,000                103,930                688,564
  Debt payments...................................................       (89,425)              (275,131)              (564,085)
  Proceeds from the sale of notes.................................            --                150,000                     --
  Offering proceeds, net of underwriters discount
    and offering costs............................................            --                255,907                     --
  Proceeds from issuance of preferred units,
    net of offering costs.........................................        68,190                     --                     --
  Proceeds from contributions from PPI related
    to Preferred Shares...........................................            --                 48,284                 48,291
  Proceeds from contributions from PPI related
    to Dividend Reinvestment Plan.................................        23,312                 18,860                  9,130
  Capital distributions to preferred Unitholders..................       (13,259)               (11,473)                (4,907)
  Capital distributions to common Unitholders.....................      (116,685)              (100,504)               (63,316)
                                                                    ------------           ------------           ------------
  Net cash provided by financing activities.......................       149,638                189,873                109,469
                                                                    ------------           ------------           ------------
  Net (decrease) increase in cash and cash equivalents............       (15,284)                10,275                 10,646
  Cash and cash equivalents, beginning of period..................        21,154                 10,879                    233
                                                                    ------------           ------------           ------------
  Cash and cash equivalents, end of period........................  $      5,870           $     21,154           $     10,879
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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1.  ORGANIZATION AND FORMATION OF THE COMPANY

ORGANIZATION AND FORMATION OF THE COMPANY

Post Apartment Homes, L.P. (the "Operating Partnership"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for its general partner, Post Properties, Inc. (the "Company" or "PPI"). The Operating Partnership, through its operating divisions and subsidiaries, is the entity through which all of the Company's operations are conducted. At December 31, 1999, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 88.2% of the common units in the Operating Partnership ("Units") and 64.1% of the Perpetual Preferred Units. The other limited partners of the Operating Partnership, who hold Units, are those persons (including certain officers and directors of the Company) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of Common Stock. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of Common Stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to the Company.

The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the year ended December 31, 1993. A REIT is a legal entity which holds real estate interest and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

The Operating Partnership currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Northern Virginia, Nashville, Houston, Phoenix, Denver and Charlotte metropolitan areas. At December 31, 1999, approximately 54.8% and 20.4% (on a unit basis) of the Company's communities are located in the Atlanta and Dallas metropolitan areas, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 2 related to the acquisition of Columbus Realty Trust in 1997.

Certain items in the 1998 and/or 1997 consolidated financial statements were reclassified for comparative purposes with the 1999 consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

Beginning January 1, 2001, the Operating Partnership is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the Operating Partnership's limited hedging activities, management does not believe the adoption of SFAS 133 will have a material effect on the Operating Partnership's financial position or results of operations, nor will it significantly affect its financial statement disclosures.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

REAL ESTATE ASSETS AND DEPRECIATION

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements -- 20-40 years; furniture, fixtures and equipment -- 5-10 years).

PREFERRED UNITS

On September 3, 1999, the Operating Partnership issued $70,000 of Series D Cumulative Redeemable Preferred Units to an institutional investor in a private placement meeting the requirements of Regulation D promulgated under the Securities Act of 1933, as amended. The $25 preferred units may be redeemed by the Company after five years at par, but are otherwise perpetual in term. The preferred units may also be exchanged, under certain circumstances, for shares of the Company's 8 percent Series D Cumulative Redeemable Preferred Stock. Net proceeds to the Operating Partnership of approximately $68,000 were used to repay outstanding indebtedness.

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

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (including capitalized amounts of $21,417, $15,707 and $9,567 during 1999, 1998 and 1997, respectively, and interest rate protection receipts of $0, $0 and $296 during 1999, 1998 and 1997, respectively) aggregated $51,337, $46,889 and $39,815 for the years ended December 31, 1999, 1998 and 1997, respectively.

DERIVATIVES

The Operating Partnership may enter into various treasury lock arrangements from time to time in anticipation of a specific debt transaction. These arrangements are used to manage the Operating Partnership's exposure to

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

fluctuations in interest rates. The Operating Partnership does not utilize these arrangements for trading or speculative purposes. These arrangements, considered qualifying hedges, are not recorded in the financial statements until the debt transaction is consummated and the arrangement is settled. The proceeds or payments resulting from the settlement of the arrangement are deferred and amortized over the life of the debt as an adjustment to interest expense. Any arrangements not deemed hedges are recorded at fair value and recognized through the statement of operations.

Premiums paid to purchase interest rate protection agreements (i.e. interest rate caps) are capitalized and amortized over the terms of those agreements using the interest method. Unamortized premiums are included in deferred charges in the consolidated balance sheet. Amounts receivable under the interest rate protection agreements are accrued as a reduction of interest expense.

Interest rate swaps qualifying for hedge accounting treatment are recorded on an accrual basis as an adjustment of the interest rate yield. Interest rate swaps not qualifying for hedge accounting treatment are recorded at fair value and recognized through the statement of operations.

PER UNIT DATA

Basic earnings per common Unit with respect to the Operating Partnership for the years ended December 31, 1999, 1998 and 1997 is computed based upon the weighted average number of units outstanding during the period. Diluted earnings per common Unit is based upon the weighted average number of Units outstanding during the period and includes the effect of the potential issuance of additional Units if stock options were exercised or converted into common stock of the Company.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

Unaudited, supplemental pro forma information, assuming the Merger had occurred on January 1, 1997, is as follows:

                                                                                       YEAR ENDED
                                                                                    DECEMBER 31, 1997
                                                                                    -----------------
             Total revenue ........................................................      $247,295
             Net income available to common
                unitholders before extraordinary items ............................      $ 69,978
             Net income available to common unitholders ...........................      $ 69,885

             Earnings per unit available to common unitholders - basic ............      $   1.99
             Earnings per unit available to common unitholders - diluted ..........      $   1.96

3.  DEFERRED CHARGES

Deferred charges consist of the following:

                                                                                      DECEMBER 31,
                                                                               -----------------------
                                                                                 1999           1998
                                                                               --------       --------
             Deferred financing costs ....................................     $ 31,148       $ 26,568
             Other .......................................................        5,394          4,551
                                                                               --------       --------
                                                                                 36,542         31,119

             Less: accumulated amortization ..............................      (15,722)       (12,433)
                                                                               --------       --------
                                                                               $ 20,820       $ 18,686
                                                                               ========       ========

4.  NOTES PAYABLE

The Operating Partnership's indebtedness consists of the following:

                                                                                     DECEMBER 31,
                                                                             -----------------------------
                                                                                1999               1998
                                                                             ----------         ----------
             Conventional fixed rate (secured).......................        $   53,210         $    3,825
             Conventional floating rate (secured)....................           126,067             42,303
             Tax-exempt fixed rate bond indebtedness (secured).......                --                 --
             Tax-exempt floating rate bond indebtedness (secured)....           235,880            235,880
             Lines of credit & other (unsecured).....................           184,426             62,000
             Senior notes (unsecured)................................           390,000            456,000
                                                                             ----------         ----------
             Total...................................................        $  989,583         $  800,008
                                                                             ==========         ==========

CONVENTIONAL FIXED AND FLOATING RATE MORTGAGES PAYABLE (SECURED)

Conventional mortgages payable were comprised of five and four loans at December 31, 1999 and 1998, respectively, each of which is collateralized by an apartment community included in real estate assets. The mortgages payable are generally due in monthly installments of interest only and mature at various dates through 2029. The interest rates on the fixed rate mortgages payable ranged from 6.50% to 9.20% at December 31, 1999. At December 31, 1999, the interest rates on the variable rate mortgages payable were at a range from the London Interbank Offered Rate ("LIBOR") to .75% to .935% above LIBOR. At December 31, 1999, LIBOR ranged from 5.82% to 6.50% for one, three, six, and twelve month indices.

TAX-EXEMPT FLOATING RATE BOND INDEBTEDNESS (SECURED)

Tax exempt floating rate bond indebtedness is comprised of AAA Fannie Mae credit enhanced debt maturing in 2025.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

Certain of the apartment communities are encumbered to secure tax-exempt housing bonds. Such bonds are generally payable in monthly or semi-annual installments of interest only and mature at various dates through 2025. Floating rate indebtedness reissued in 1995 through 1998 bears interest at the "AAA" non-AMT tax exempt rate, set weekly, which was 5.50% at December 31, 1999 (average of 3.35% for 1998). With respect to such bonds, the Operating Partnership pays certain credit enhancement fees of .515% of the amount of such bonds or the amount of such letters of credit, as the case may be.

The Federal National Mortgage Association ("FNMA") has provided replacement credit enhancement through 2025 for the bond issues, aggregating $235,880, which were reissued. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans. Effective October 1, 1998, the Company obtained fee reductions related to these loans totaling .08% per annum. Of this savings, .06% was a reduction in the credit enhancement fee. This fee reduction resulted in approximately $181 of annual savings for the remaining term of these loans.

OTHER SECURED DEBT

On March 30, 1999, the Operating Partnership issued $50,000 of secured notes to an insurance company. These notes bear interest at 6.5% with an effective rate of 7.3% after consideration of a terminated swap agreement, mature on March 1, 2009 and are secured by two apartment communities. Net proceeds of $49,933 were used to repay outstanding indebtedness.

On July 23, 1999, the Operating Partnership issued $104,000 of secured notes to FNMA. These notes bear interest at 30-day LIBOR (capped at 7% for one year) plus credit enhancement, liquidity and service fees of .935%, mature on July 23, 2029 and are secured by five apartment communities. The notes include a prepayment penalty that is an amount equal to a percentage of the penalty amount remaining under the notes at the time of prepayment. The penalty ranges from 4.8% in the first year to .65% in the tenth year. The Operating Partnership has an option to call these notes after 10 years from the issuance date. As a requirement of the debt agreement with FNMA, the Company entered into a fixed-rate swap which fixed the interest rate on the notes to 6.56% for a period of ten years. The Company entered into a variable rate swap in which they would pay a variable rate equal to the rate on the notes and receive a fixed rate of 6.50%. Net proceeds of $101,988 were used to repay outstanding indebtedness.

LINES OF CREDIT AND OTHER (UNSECURED)

In May 1999, the Operating Partnership's syndicated line of credit (the "Revolver") was amended, increasing its capacity to $350,000. The Revolver matures on April 30, 2002 and borrowings currently bear interest at LIBOR plus
 .825% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership's senior unsecured debt. The Revolver also includes a money market competitive bid option for short term funds up to $175,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

On July 26, 1996, the Operating Partnership closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and mature on March 31, 1999. Management believes the Cash Management Line will be renewed at maturity with

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

similar terms. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Operating Partnership with an automatic daily sweep which applies all available cash to reduce the outstanding balance.

At December 31, 1999, the outstanding balances on the Revolver and Cash Management Line were $165,000 and $17,426, respectively. There were no outstanding balances on any of the other facilities at December 31, 1999.

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

The following table sets forth MTNs issued and outstanding as of December 31, 1999:

                                ISSUE                                    INTEREST                 MATURITY
                                DATE                    AMOUNT             RATE                     DATE
                         ------------------            --------       --------------             ----------
                         March 3, 1997                 $ 30,000       LIBOR plus .25%            03/03/2000
                         March 31, 1997                  37,000                 7.02%            04/02/2001
                         March 31, 1997                  13,000                 7.30%            04/01/2004
                         September 22, 1997              10,000                 6.69%            09/22/2004
                         September 22, 1997              25,000                 6.78%            09/22/2005
                         March 12, 1998                 100,000                 6.85%            03/16/2015
                                                       --------
                                                       $215,000
                                                       ========

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

On April 8, 1998, the Operating Partnership sold $50,000 of Remarketed Reset Notes due April 7, 2009 under the MTN program. The notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Operating Partnership has entered into an interest rate swap for the entire term of the notes to fix the interest rate index. Under the terms of the swap, the Operating Partnership paid a fixed rate of 6.02% and received LIBOR. This swap was settled in February 1999 at a loss of $1,495. This loss was deferred to amortize over the remaining term of the Remarketed Reset Notes. On April 7, 1999, the Operating Partnership repaid the Remarketed Reset Notes with the proceeds of conventional fixed rate secured debt. The remaining unamortized balance of the deferred swap loss was redesignated to the new debt and will be amortized over the remaining term of the new debt.

The aggregate maturities of the Operating Partnership's indebtedness are as follows:

                         2000...................................................    $ 100,442
                         2001...................................................       40,817
                         2002...................................................      186,122
                         2003...................................................      101,191
                         2004...................................................       24,894
                         Thereafter.............................................      536,117
                                                                                    ---------
                                                                                    $ 989,583
                                                                                    =========

PLEDGED ASSETS

The aggregate net book value at December 31, 1999 of property pledged as collateral for indebtedness amounted to approximately $ 417,772.

UNUSED TREASURY LOCKS

The loss on unused treasury locks in 1998 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

EXTRAORDINARY ITEM

The extraordinary item for the year ended December 31, 1999 was due to the write off of loan costs resulting from the early extinguishment of debt. The extraordinary item for the year ended December 31, 1997 resulted from the write-off of deferred financing costs on the mortgage debt satisfied.

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

As of December 31, 1999, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership, was lower than the net assets as reported in the Operating Partnership's consolidated financial statements by $49,100.

6.  RELATED PARTY TRANSACTIONS

The Operating Partnership provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 1999, 1998 and 1997, the Operating Partnership received landscaping fees of $610, $961 and $670 for such services. These amounts include reimbursements of direct expenses in the amount of $10, $295 and $138, which are not included in landscape services revenue. Accordingly, these transactions resulted in the Operating Partnership recording landscape services net fees in excess of direct expenses of $600, $666 and $532 in the Operating Partnership financial statements for the years ended December 31, 1999, 1998 and 1997, respectively.

The Operating Partnership provides accounting and administrative services to entities controlled by certain executive officers of the Operating Partnership. Fees under this arrangement aggregated $25 for each year ended December 31, 1999, 1998 and 1997, respectively.

The Operating Partnership was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $100, $349 and $326 for the years ended December 31, 1999, 1998 and 1997, respectively.

On December 10, 1999, the Company loaned $7,750 to certain executives. These loans are payable on December 10, 2009, and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company's common shares on the open market.

7.  EMPLOYEE BENEFIT PLANS

Through a plan adopted by the Company, the employees of the Operating Partnership are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Operating Partnership contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Operating Partnership contribution, the maximum employee contribution included in the calculation is 3% of salary. Operating Partnership contributions of $346, $179 and $158 were made in 1999, 1998 and 1997, respectively.

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

9.  STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 1999, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Operating Partnership applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, based upon the criteria of APB Opinion 25 no compensation cost is required to be recognized for the Stock Plan and the ESPP. The compensation cost which is required to be charged against income for the Grant Plan was $205, $182 and $209 for 1999, 1998 and 1997, respectively. Had compensation cost for the Company's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of FASB Statement 123, the Operating Partnership's net income and earnings per Unit would have been reduced to the pro forma amounts indicated below:


                                                                                  1999             1998            1997
                                                                                --------         --------        --------
                Net income available to common
                  unitholders .........................   As reported........   $105,177         $ 88,988        $ 61,078
                                                          Pro forma..........   $102,994         $ 88,100        $ 60,692

                Net income per common Unit -
                  basic ...............................   As reported........   $   2.41         $   2.21        $   2.11
                                                          Pro forma..........   $   2.36         $   2.19        $   2.10

                Net income per common Unit -
                  diluted .............................   As reported........   $   2.39         $   2.18        $   2.09
                                                          Pro forma..........   $   2.33         $   2.16        $   2.08

For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 1999, 1998 and 1997, are as follows:

                                                                            1999             1998             1997
                                                                        ------------     ------------     ------------

                Dividend yield ...................................               7.3%             7.0%             6.5%

                Expected volatility ..............................              15.4%            15.3%            14.5%

                Risk-free interest rate ..........................       4.5% to 6.6%     4.7% to 5.8%     5.5% to 5.6%

                Expected option life .............................      5 to 7 years     5 to 7 years     5 to 7 years

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

A summary of the status of the Company's Stock Plan as of December 31, 1999, 1998 and 1997, changes during the years then ended, and the weighted-average fair value of options granted during the years is presented below:

                                                                 1999                      1998                      1997
                                                        ----------------------    ----------------------    ----------------------

                                                                     WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                                     AVERAGE                   AVERAGE                   AVERAGE
                                                                     EXERCISE                  EXERCISE                  EXERCISE
                                                          SHARES      PRICE         SHARES      PRICE         SHARES      PRICE
                                                        ----------    ------      ----------    ------      ----------    ------

Outstanding at beginning of year .................       3,030,852       $31       2,237,551       $31         864,105       $31
Granted ..........................................       1,288,232        36       1,440,784        39         243,946        39
Converted in connection with the
   Merger ........................................              --        --              --        --       1,192,230        30
Exercised ........................................        (164,053)       30         (67,326)       31         (49,406)       31
Forfeited ........................................        (100,155)       37        (580,157)       39         (13,324)       38
                                                        ----------                ----------                ----------

Outstanding at end of year .......................       4,054,876        35       3,030,852        34       2,237,551        31
                                                        ==========                ==========                ==========

Options exercisable at year-end ..................       2,290,143                 2,065,438                 2,000,279
                                                        ==========                ==========                ==========
Weighted-average fair value of options
 granted during the year ..........................     $     2.08                $     2.54                $     2.85
                                                        ==========                ==========                ==========

At December 31, 1999, the range of exercise prices for options outstanding was $27.625 - $40.63 and the weighted-average remaining contractual life was 7 years.

10. COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, one ground lease expiring in 2038 for a second operating community, three ground leases expiring in 2066, 2069 and 2074 for three communities under development and to office, equipment and other operating leases with terms expiring in years 1999 through 2003. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 1999 are as follows:


                             2000.........................    $  1,992
                             2001.........................       1,830
                             2002.........................       1,190
                             2003.........................       1,275
                             2004.........................       1,243
                             2005 and thereafter..........     160,163

The Operating Partnership incurred $5,109, $4,915 and $3,366 of rent expense for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Cash equivalents, rents and landscape service receivables, accounts payable, accrued expenses, and other liabilities are carried at amounts which reasonably approximate their fair values.

The fair value of fixed rate debt was approximately $420,675 at December 31, 1999.

The fair values of interest rate protection agreements and an interest rate swap (used for hedging purposes) are estimated by obtaining quotes from an investment broker. At December 31, 1999, there were no carrying amounts related to these arrangements in the consolidated balance sheet. As of December 31, 1999, the expected proceeds from settlement of these contracts was approximately $598.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

12. EARNINGS PER UNIT

For the years ended December 31, 1999, 1998 and 1997, basic and diluted earnings per common Unit for income before extraordinary item, net of preferred distributions, and net income available to common Unitholders before extraordinary item has been computed as follows:

                                                                                            YEAR ENDED 1999
                                                                                ----------------------------------------
                                                                                  INCOME         UNITS          PER-UNIT
                                                                                (NUMERATOR)  (DENOMINATOR)       AMOUNT
                                                                                -----------  -------------      --------
Income before extraordinary item .........................................      $  119,424
Less: Preferred stock distributions ......................................         (13,726)
                                                                                ----------
BASIC EPS
Income available to common Unitholders before extraordinary item .........         105,698      43,663,373      $   2.42
                                                                                ==========     ===========      ========
EFFECT OF DILUTIVE SECURITIES
Options ..................................................................              --         456,298
                                                                                ----------     -----------
DILUTED EPS
Income available to common Unitholders + assumed
  conversions before extraordinary item ..................................      $  105,698      44,119,671      $   2.39
                                                                                ==========     ===========      ========


                                                                                            YEAR ENDED 1998
                                                                                ----------------------------------------
                                                                                  INCOME         UNITS          PER-UNIT
                                                                                (NUMERATOR)  (DENOMINATOR)       AMOUNT
                                                                                -----------  -------------      --------
Income before extraordinary item .........................................      $  100,461
Less: Preferred stock distributions ......................................         (11,473)
                                                                                ----------
BASIC EPS
Income available to common Unitholders before extraordinary item .........          88,988      40,244,351      $   2.21
                                                                                                                ========
EFFECT OF DILUTIVE SECURITIES
Options ..................................................................              --         444,991
                                                                                ----------     -----------
DILUTED EPS
Income available to common Unitholders + assumed
  conversions before extraordinary item ..................................      $   88,988      40,689,342      $   2.18
                                                                                ==========     ===========      ========


                                                                                            YEAR ENDED 1997
                                                                                ----------------------------------------
                                                                                  INCOME         UNITS          PER-UNIT
                                                                                (NUMERATOR)  (DENOMINATOR)       AMOUNT
                                                                                -----------  -------------      --------
Income before extraordinary item .........................................      $   66,078
Less: Preferred stock distributions ......................................          (4,907)
                                                                                ----------
BASIC EPS
Income available to common Unitholders before extraordinary item .........          61,171      28,880,928      $   2.11
                                                                                                                ========
EFFECT OF DILUTIVE SECURITIES
Options ..................................................................              --         223,862
                                                                                ----------     -----------
DILUTED EPS
Income available to common Unitholders + assumed
  conversions before extraordinary item ..................................      $   61,171      29,104,790      $   2.09
                                                                                ==========     ===========      ========

13.   SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 are as follows:

(a) The Operating Partnership committed to distribute $30,818, $25,115 and $21,327 for the quarters ended December 31, 1999, 1998 and 1997, respectively.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


(b) The Merger, which was completed in 1997, was a stock for stock transaction. In connection with the Merger, the cash and non-cash components were are follows:


               Fair value of assets acquired ....................        $  643,268
                  Less:
                  Value of stock issued in exchange for
                   Stock of Columbus ............................           338,353
                  Liabilities assumed ...........................           285,852
                  Cash acquired .................................             1,329
                                                                         ----------
               Cash component of purchase price, net of
                  Cash acquired .................................        $   17,734
                                                                         ==========

14.   SEGMENT INFORMATION

SEGMENT DESCRIPTION

In accordance with SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information," the Operating Partnership presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Operating Partnership's chief operating decision makers to manage the business.

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

      Property Rental Operations

      - Fully stabilized communities -- those apartment communities which have been stabilized (the earlier of the point at which a property reached 95% occupancy or one year after completion of construction) for both the current and prior year.

      - Communities stabilized during 1998 -- communities which reached stabilized occupancy in the prior year.

      - Development and Lease up Communities -- those communities which are in lease-up but were not stabilized by the beginning of the current year including communities which stabilized during the current year.

      - Sold communities -- communities which were sold in the current or prior year.

     Third Party Services -- fee income and related expenses from the Operating Partnership's apartment community management, landscaping and corporate apartment rental services.

SEGMENT PERFORMANCE MEASURE

Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common unitholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Operating Partnership's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Operating Partnership's needs. NAREIT's definition of FFO

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


excludes items classified by GAAP as extraordinary or unusual and significant non-recurring events that materially distort the comparative measurement of performance over time. Effective January 1, 2000 NAREIT amended its definition of FFO to include in FFO all non-recurring events, except for those that are defined as extraordinary items under GAAP and gains and losses from sales of property. The Company will use the amended definition of FFO in reporting results for all periods on or after January 1, 2000. The Company does not expect use of the amended definition to materially affect FFO.

SEGMENT INFORMATION

The following table reflects each segment's contribution to consolidated revenues and FFO together with a reconciliation of segment contribution to FFO, total FFO and income before extraordinary item. Additionally, substantially all of the Operating Partnership's assets relate to the Operating Partnership's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

Summarized financial information concerning the Company's reportable segments is shown in the following tables.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                               1999              1998              1997
                                                                            -----------       -----------       -----------
REVENUES
Fully stabilized communities .........................................      $   236,923       $   228,878       $   171,092
Communities stabilized during 1998 ...................................           22,197            19,149             5,441
Development and lease-up communities .................................           58,486            23,708             8,328
Sold communities .....................................................              318             3,867             3,205
Third party services .................................................           12,486            10,416             7,569
Other ................................................................           15,517            12,887             4,481
                                                                            -----------       -----------       -----------

Consolidated revenues ................................................      $   345,927       $   298,905       $   200,116
                                                                            ===========       ===========       ===========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities .........................................      $   163,809       $   156,865       $   117,225
Communities stabilized during 1998 ...................................           15,169            12,966             3,318
Development and lease-up communities .................................           35,906            12,509             5,154
Sold communities .....................................................              190             3,246             2,058
Third party services .................................................            1,657             1,653             1,326
                                                                            -----------       -----------       -----------

Contribution to FFO ..................................................          216,731           187,239           129,081
                                                                            -----------       -----------       -----------

Other operating income, net of expense ...............................            4,525             3,186            (2,723)
Depreciation on non-real estate assets ...............................           (1,962)           (1,432)           (1,057)
Minority interest in consolidated property
         partnerships ................................................             (511)             (397)               --
Interest expense .....................................................          (33,192)          (31,297)          (24,658)
Amortization of deferred loan costs ..................................           (1,496)           (1,185)             (980)
General and administrative ...........................................           (7,788)           (8,495)           (7,364)
Distributions to preferred unitholders ...............................          (13,726)          (11,473)           (4,907)
                                                                            -----------       -----------       -----------

Total FFO ............................................................          162,581           136,146            87,392
                                                                            -----------       -----------       -----------

Depreciation on real estate assets ...................................          (55,361)          (45,214)          (27,991)
Net gain (loss) on sale of assets ....................................           (1,522)               --             3,270
Loss on unused treasury locks ........................................               --            (1,944)               --
Loss on relocation of office space ...................................               --                --            (1,500)
Distributions to preferred unitholders ...............................           13,726            11,473             4,907
                                                                            -----------       -----------       -----------

Income before extraordinary item and preferred distributions .........      $   119,424       $   100,461       $    66,078
                                                                            ===========       ===========       ===========

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

15.   SUBSEQUENT EVENTS

In February 2000, the Company sold a 213 unit property located in Atlanta for $32,350. Net proceeds estimated at $31,500 will be used to repay outstanding indebtedness. In February 2000, the Company's Investment Committee approved the sale of and subsequently listed for sale three properties in Mississippi containing 983 units and a commercial property located in Dallas, TX.

16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Quarterly financial information for the years ended 1999 and 1998 are as follows:

                                                                              YEAR ENDED DECEMBER 31, 1999*
                                                            -------------------------------------------------------------
                                                               FIRST           SECOND           THIRD            FOURTH
                                                            ----------       ----------       ----------       ----------
Revenues .............................................      $   80,891       $   85,503       $   88,158       $   91,375
Net income before gain (loss) on sale of
         assets and extraordinary items ..............          29,406           29,624           30,626           31,290
Net gain (loss) on sale of assets ....................          (1,567)             476             (246)            (185)
Extraordinary items ..................................            (521)              --               --               --
                                                            ----------       ----------       ----------       ----------
Net income ...........................................          27,318           30,100           30,380           31,105
Distributions to preferred Unitholders ...............          (2,969)          (2,969)          (3,404)          (4,384)
                                                            ----------       ----------       ----------       ----------
Net income available to common Unitholders ...........      $   24,349       $   27,131       $   26,976       $   26,721
                                                            ==========       ==========       ==========       ==========
Earnings per common Unit:
Net income available to common Unitholders --
    basic ............................................      $     0.56       $     0.62       $     0.62       $     0.61
Net income available to common Unitholders --
    diluted ..........................................      $     0.56       $     0.61       $     0.61       $     0.60


                                                                              YEAR ENDED DECEMBER 31, 1999*
                                                            -------------------------------------------------------------
                                                               FIRST           SECOND           THIRD            FOURTH
                                                            ----------       ----------       ----------       ----------
Revenues .............................................      $   68,987       $   73,455       $   76,992       $   79,471
Net income before loss on unused
   treasury locks ....................................          22,310           25,437           26,825           27,833
Loss on unused treasury locks ........................          (1,944)              --               --               --
                                                            ----------       ----------       ----------       ----------
Net income ...........................................          20,366           25,437           26,825           27,833
Distributions to preferred Unitholders ...............          (2,566)          (2,969)          (2,969)          (2,969)
                                                            ----------       ----------       ----------       ----------
Net income available to common Unitholders ...........      $   17,800       $   22,468       $   23,856       $   24,864
                                                            ==========       ==========       ==========       ==========
Earnings per common Unit:
Net income available to common Unitholders --
   basic .............................................      $     0.48       $     0.56       $     0.58       $     0.59
Net income available to common Unitholders --
   diluted ...........................................      $     0.47       $     0.55       $     0.57       $     0.58


* The total of the four quarterly amounts for earnings per Unit may not equal the total for the year. These differences result from the use of a weighted average to compute average number of Units outstanding.

                                                                  SCHEDULE III
                             POST PROPERTIES, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1999
                            (DOLLARS IN THOUSANDS)



                                                                                   INITIAL COSTS
                                                                              -----------------------
                                                                                                               COST
                                                                                                            CAPITALIZED
                                                          RELATED                        BUILDING AND        SUBSEQUENT
                                       DESCRIPTION      ENCUMBRANCES           LAND      IMPROVEMENTS      TO ACQUISITION
                                       -----------      ------------          ------     ------------      --------------
GEORGIA
Post Ashford .....................      Apartments     $    9,895  (2)       $ 1,906      $      --          $    8,444
Post Briarcliff ..................      Apartments             --             12,634             --              46,157
Post Bridge ......................      Apartments         12,450  (2)           868             --              12,113
Post Brookhaven ..................      Apartments             --              7,921             --              30,926
Post Canyon ......................      Apartments         16,845  (2)           931             --              17,833
Post Chase .......................      Apartments         15,000  (2)         1,438             --              14,615
Post Chastain ....................      Apartments         30,700              6,352             --              39,732
Post Collier  Hills ..............      Apartments             --              6,487             --              25,072
Post Corners .....................      Apartments         14,760  (2)         1,473             --              14,783
Post Court .......................      Apartments         18,650  (2)         1,769             --              17,206
Post Creek .......................      Apartments             --             10,406         36,756               3,914
Post Crest .......................      Apartments         27,995              4,733             --              24,665
Post Crossing.....................      Apartments             --              3,951             --              19,429
Post Dunwoody.....................      Apartments             --              4,917             --              28,385
Post Gardens......................      Apartments             --              5,859             --              33,747
Post Glen.........................      Apartments         21,467              5,591             --              21,529
Post Lane.........................      Apartments             --              1,512             --               8,243
Post Lenox Park...................      Apartments         11,400              3,132             --              10,706
Post Lindbergh....................      Apartments             --              6,268             --              27,002
Post Mill ........................      Apartments         12,880  (2)           915             --              12,644
Post Oak..........................      Apartments             --              2,028             --               8,226
Post Oglethorpe...................      Apartments             --              3,662             --              16,952
Post Park.........................      Apartments             --              6,253             --              39,851
Post Parkwood.....................      Apartments             --              1,331             --               7,338
Post  Peachtree Hills.............      Apartments             --              4,215             --              13,675
Post Pointe.......................      Apartments             --              2,417             --              15,741
Post Renaissance..................      Apartments             --                 --             --              19,705
Post Ridge........................      Apartments             --              5,150             --              31,486
Post River........................      Apartments             --              1,011             --               9,440
Post River - Phase II.............      Apartments             --              2,278             --               8,264
Post Spring.......................      Apartments             --              3,316             --               6,694
Post Summit.......................      Apartments             --              1,575             --               6,287
Post Terrace......................      Apartments             --              4,131             --              20,067
Post Valley ......................      Apartments         18,600  (2)         1,117             --              18,822
Post Vinings......................      Apartments             --              4,322             --              21,619
Post Village
 The  Arbors......................      Apartments             --                384             --              16,031
 The Fountains The Meadows .......      Apartments         26,000  (2)           611             --              38,013
 The  Gardens ....................      Apartments         14,500  (2)           187             --              27,816
 The  Hills ......................      Apartments          7,000  (2)            91             --              13,428
Post Walk ........................      Apartments         19,300  (2)         2,954             --              17,337
Post Woods .......................      Apartments         27,100              1,378             --              27,120
Parkside by Post..................      Apartments             --              3,402             --              14,455
3400 Stratford....................      Apartments             --                328             --               8,474
Riverside by Post.................       Mixed Use             --             11,130             --             107,506

TEXAS
Addison Circle Apartment
Homes by Post - Phase I...........       Mixed Use         22,067              2,885         41,482               3,280
Addison Circle Apartment
 Homes by Post - Phase II.........       Mixed Use             --              3,417          1,128              78,307
Addison Circle Apartment
 Homes by Post - Phase III........       Mixed Use             --                752             --               4,361
American Beauty Mill..............      Apartments             --                234          2,786               3,312
Block 580.........................       Mixed Use             --              2,825          2,536              27,604
Block 588.........................      Apartments             --              1,278             48              17,272
Clyde Lane........................      Apartments             --              1,628            895               1,510
Cole's Corner.....................       Mixed Use             --              1,886         18,006               1,423
Columbus Square by Post...........       Mixed Use             --              4,565         24,595                 438
EDS Legacy/Towncenter.............      Apartments             --                683             --               6,316
Fort Worth........................      Apartments             --                 --            123                   2
Heights of State-Thomas...........       Mixed Use             --              2,161         15,559               3,650
Mattingly Site....................      Apartments             --                675             11                 489
Midtown - Phase I.................       Mixed Use             --              2,012          1,134              32,344
Midtown - Phase II................       Mixed Use             --                865            278               1,803
Post Parkwood.....................      Apartments            833                306          2,592               4,474
Post Ascension....................      Apartments             --              1,230          8,976                 336
Post  Hackberry Creek.............      Apartments             --              7,269         23,579                 671
Post Lakeside.....................      Apartments             --              3,924         20,334                 983
Post Town Lake/Parks..............      Apartments             --              2,985         19,464                 979
Post White Rock...................      Apartments             --              1,560          9,969                 912
Post Winsted......................      Apartments             --              2,826         18,632                 256
Post Windhaven....................      Apartments             --              4,029         23,385                 400
The Shores by Post................       Mixed Use             --             11,572         69,794               2,667



                                    GROSS AMOUNTS AT WHICH
                                  CARRIED AT CLOSE OF PERIOD
                              ----------------------------------
                                                                                                                      DEPRECIABLE
                                         BUILDING AND              ACCUMULATED      DATE OF            DATE              LIVES
                                LAND     IMPROVEMENTS  TOTAL (1)   DEPRECIATION   CONSTRUCTION       ACQUIRED            YEARS
                              --------   ------------  ---------   ------------   ------------     -------------      -----------
GEORGIA
Post Ashford ...............  $  1,906    $  8,444     $ 10,350       $   3,109   4/86 -  6/87             6/87       5 - 40 Years
Post Briarcliff ............    12,634      46,157       58,791               1          12/96             9/96       5 - 40 Years
Post Bridge ................       869      12,112       12,981           4,842   9/84 - 12/86             9/84       5 - 40 Years
Post Brookhaven ............     7,921      30,926       38,847          10,160   7/89 - 12/92             3/89       5 - 40 Years
Post Canyon ................       931      17,833       18,764           7,174   4/84 -  4/86            10/81       5 - 40 Years
Post Chase .................     1,438      14,615       16,053           5,901   6/85 -  4/87             6/85       5 - 40 Years
Post Chastain ..............     6,779      39,305       46,084          12,317   6/88 - 10/90             6/88       5 - 40 Years
Post Collier  Hills ........     7,183      24,376       31,559           2,414          10/95             6/95       5 - 40 Years
Post Corners ...............     1,473      14,783       16,256           6,093   8/84 -  4/86             8/84       5 - 40 Years
Post Court .................     1,769      17,206       18,975           6,221   6/86 -  4/88            12/85       5 - 40 Years
Post Creek .................    10,442      40,634       51,076           5,406   9/81 -  8/83             5/96       5 - 40 Years
Post Crest .................     4,763      24,635       29,398           3,219           9/95            10/94       5 - 40 Years
Post Crossing...............     3,951      19,429       23,380           2,926   4/94 -  8/95            11/93       5 - 40 Years
Post Dunwoody...............     4,961      28,341       33,302           5,710          11/88     12/84 & 8/94 (6)   5 - 40 Years
Post Gardens................     5,931      33,675       39,606             875           7/96             5/96       5 - 40 Years
Post Glen...................     5,784      21,336       27,120           1,597           7/96             5/96       5 - 40 Years
Post Lane...................     2,067       7,688        9,755           2,889   4/87 -  5/88             1/87       5 - 40 Years
Post Lenox Park.............     3,132      10,706       13,838           1,764   3/94 -  5/95             3/94       5 - 40 Years
Post Lindbergh..............     6,652      26,618       33,270             697          11/96             8/96       5 - 40 Years
Post Mill ..................       922      12,637       13,559           5,468   5/83 -  5/85             5/81       5 - 40 Years
Post Oak....................     2,027       8,227       10,254           2,176   9/92 - 12/93             9/92       5 - 40 Years
Post Oglethorpe.............     3,662      16,952       20,614           2,909   3/93 - 10/94             3/93       5 - 40 Years
Post Park...................     8,830      37,274       46,104          12,809   6/87 -  9/90             6/87       5 - 40 Years
Post Parkwood...............     1,331       7,338        8,669           1,161   7/94 -  8/95             6/94       5 - 40 Years
Post  Peachtree Hills.......     4,857      13,033       17,890           2,866   2/92 -  9/94        2 & 11/92 (6)   5 - 40 Years
Post Pointe.................     3,027      15,131       18,158           5,884   4/87 - 12/88            12/86       5 - 40 Years
Post Renaissance............        --      19,705       19,705           4,701   7/91 - 12/94      6/91 & 1/94 (6)   5 - 40 Years
Post Ridge..................     5,150      31,486       36,636             443          10/96             7/96       5 - 40 Years
Post River..................     1,011       9,440       10,451           2,986   9/90 -  1/92             7/90       5 - 40 Years
Post River - Phase II.......     2,278       8,264       10,542             191          12/96             7/90       5 - 40 Years
Post Spring.................     3,316       6,694       10,010              --           9/99 (4)         9/99                 --
Post Summit.................     1,575       6,287        7,862           2,201   1/90 - 12/90             1/90       5 - 40 Years
Post Terrace................     4,148      20,050       24,198           2,013          10/94             3/94       5 - 40 Years
Post Valley ................     1,117      18,822       19,939           6,768   3/86 -  4/88            12/85       5 - 40 Years
Post Vinings................     5,668      20,273       25,941           6,939   5/88 -  9/91             5/88       5 - 40 Years
Post Village
 The  Arbors................       373      16,042       16,415           5,223   4/82 - 10/83             3/82       5 - 40 Years
 The Fountains The Meadows .       878      37,746       38,624          12,289   8/85 -  5/88             8/85       5 - 40 Years
 The  Gardens ..............       637      27,366       28,003           8,909   6/88 -  7/89             5/84       5 - 40 Years
 The  Hills ................       307      13,211       13,519           4,301   5/84 -  4/86             4/83       5 - 40 Years
Post Walk ..................     2,954      17,337       20,291           6,990   3/86 -  8/87             6/85       5 - 40 Years
Post Woods .................     3,070      25,428       28,498           9,732   3/76 -  9/83             6/76       5 - 40 Years
Parkside by Post............     3,402      14,455       17,857              --           2/99            12/97                 --
3400 Stratford..............       328       8,474        8,802              --           4/99 (4)         1/99                 --
Riverside by Post...........    13,393     105,243      118,636             467           7/96             1/96       5 - 40 Years

TEXAS
Addison Circle Apartment
Homes by Post - Phase I.....     3,244      44,403       47,647           3,475          10/97            10/97       5 - 40 Years
Addison Circle Apartment
 Homes by Post - Phase II...     3,417      79,435       82,852              --          10/97            10/97                 --
Addison Circle Apartment
 Homes by Post - Phase III..       752       4,361        5,113              --           7/99 (4)        10/97                 --
American Beauty Mill........       571       5,761        6,332             186          10/97            10/97                 --
Block 580...................     2,841      30,124       32,965               2          10/97            10/97       5 - 40 Years
Block 588...................     1,278      17,320       18,598              --          10/97 (4)        10/97                 --
Clyde Lane..................     1,628       2,405        4,033              --          10/97 (4)        10/97                 --
Cole's Corner...............     2,086      19,229       21,315           1,631            n/a            10/97       5 - 40 Years
Columbus Square by Post.....     4,565      25,033       29,598           1,431            n/a            10/97       5 - 40 Years
EDS Legacy/Towncenter.......       684       6,315        6,999              --            n/a            10/97                 --
Fort Worth..................        --         125          125              --          10/97 (4)        10/97                 --
Heights of State-Thomas.....     2,235      19,135       21,370           1,559          10/97            10/97       5 - 40 Years
Mattingly Site..............       675         500        1,175              --          10/97 (4)        10/97                 --
Midtown - Phase I...........     2,012      33,478       35,490              --          10/97            10/97                 --
Midtown - Phase II..........     1,947         999        2,946              --          10/97 (4)        10/97                 --
Post Parkwood...............       864       6,508        7,372             416            n/a            10/97       5 - 40 Years
Post Ascension..............     1,243       9,299       10,542             642            n/a            10/97       5 - 40 Years
Post  Hackberry Creek.......     7,269      24,250       31,519           1,583            n/a            10/97       5 - 40 Years
Post Lakeside...............     3,924      21,317       25,241           1,626            n/a            10/97       5 - 40 Years
Post Town Lake/Parks........     2,985      20,443       23,428           1,556            n/a            10/97       5 - 40 Years
Post White Rock.............     1,560      10,881       12,441             770            n/a            10/97       5 - 40 Years
Post Winsted................     2,826      18,888       21,714           1,079            n/a            10/97       5 - 40 Years
Post Windhaven..............     4,029      23,785       27,814           1,558            n/a            10/97       5 - 40 Years
The Shores by Post..........    11,572      72,461       84,033           4,590            n/a            10/97       5 - 40 Years


The Abbey of State-Thomas........        Apartments              --             575           6,276            1,590
The Commons at Turtle Creek......        Apartments              --           1,406           7,938              394
The Meridian at State-Thomas....         Apartments              --           1,535          11,605              252
The Residences on McKinney.......        Apartments              --           1,494          18,022              546
The Rice.........................        Apartments              --              --          13,393           20,540
The Vineyard of Uptown...........        Apartments              --           1,133           8,560              105
The Vintage of Uptown............        Apartments              --           2,614          12,188              216
The Worthington of
 State-Thomas....................         Mixed Use              --           3,744          34,700              718
Thomas Tract.....................        Apartments              --           1,934              68            5,087
Uptown Village...................        Apartments              --           3,955          22,120              340
Wilson Building..................        Mixed Use           16,400           2,766             689           12,272
Campus Circle....................          Retail                --           1,045           3,084              444
Towne Crossing...................          Retail                --           3,703          10,721              190
Post & Paddock...................          Retail                --           2,352           7,383              496

FLORIDA
Post Bay.........................        Apartments              --           2,203              --           15,297
Post Court.......................        Apartments              --           2,083              --            9,953
Post Fountains...................        Apartments          21,500 (2)       3,856              --           23,561
Post Harbour Island..............        Apartments              --           3,854              --           41,706
Post Hyde Park...................        Apartments              --           3,498              --           25,827
Post Lake ........................       Apartments          28,500 (2)       6,113              --           31,298
Post Parkside (Orlando)..........        Apartments              --           8,673              --           11,791
Post Rocky Point.................        Apartments              --          10,510              --           59,352
Post Village
 The Arbors......................        Apartments              --           2,063              --           14,402
 The Lakes.......................        Apartments              --           2,813              --           16,945
 The Oaks........................        Apartments              --           3,229              --           15,431
Post Walk at Hyde Park...........        Apartments              --           1,943              --           10,822

MISSISSIPPI
Post Mark........................        Apartments              --             716          13,879              376
Post Pointe......................        Apartments              --             723          14,091              428
Post Trace.......................        Apartments              --           1,944          24,616              722

VIRGINIA
Post Corners at Trinity Centre...        Apartments          18,400           4,404              --           23,492
Post Forest......................        Apartments              --           8,590              --           23,914

WASHINGTON, D.C.
Post Pentagon Row................         Mixed Use              --              --           7,659               --

NORTH CAROLINA
Uptown Place.....................        Apartments              --           2,336              --           15,421
Post Park at Phillips Place......         Mixed Use              --           4,305              --           36,282

ARIZONA
Roosevelt Sq. I..................        Apartments              --           1,920              --           16,441
Roosevelt Sq. II.................        Apartments              --           1,175              --            1,088

TENNESSEE
Bennie Dillon....................         Mixed Use              --             145              --            8,350
Post Green Hills.................        Apartments              --           2,464              --           13,716
Post Hillsboro Village...........        Apartments           2,085           2,255           2,555           15,944
The Lee Apartments...............        Apartments             830             720           2,125              186

COLORADO
Uptown Denver I & II.............        Apartments              --           3,257             580           43,361

   MISCELLANEOUS
   INVESTMENTS                                                   --          16,580           4,024           25,342
                                                           --------        --------        --------       ----------
     TOTAL                                                 $415,157        $344,529        $568,338       $1,669,918
                                                           ========        ========        ========       ==========



The Abbey of State-Thomas........       575       7,866         8,441          442               n/a       10/97      5 - 40 Years
The Commons at Turtle Creek......     1,406       8,332         9,738          677               n/a       10/97      5 - 40 Years
The Meridian at State-Thomas.....     1,535      11,857        13,392          795               n/a       10/97      5 - 40 Years
The Residences on McKinney.......     1,494      18,568        20,062        1,509               n/a       10/97      5 - 40 Years
The Rice.........................        --      33,933        33,933          489             10/97       10/97      5 - 40 Years
The Vineyard of Uptown...........     1,133       8,665         9,798          493               n/a       10/97      5 - 40 Years
The Vintage of Uptown............     2,614      12,404        15,018          785               n/a       10/97      5 - 40 Years
The Worthington of.............
 State-Thomas....................     3,744      35,418        39,162        2,248               n/a       10/97      5 - 40 Years
Thomas Tract.....................     1,934       5,155         7,089           --             10/97 (4)   10/97                --
Uptown Village...................     3,955      22,460        26,415        1,354               n/a       10/97      5 - 40 Years
Wilson Building..................     2,766      12,961        15,727           --             10/97       10/97                --
Campus Circle....................     1,045       3,528         4,573          208               n/a       10/97      5 - 40 Years
Towne Crossing...................     3,703      10,911        14,614          597               n/a       10/97      5 - 40 Years
Post & Paddock...................     2,352       7,879        10,231          420               n/a       10/97      5 - 40 Years

FLORIDA
Post Bay.........................     2,573      14,927        17,500        5,169      5/87 - 12/88        5/87      5 - 40 Years
Post Court.......................     2,083       9,953        12,036        3,360       4/90 - 5/91       10/87      5 - 40 Years
Post Fountains...................     3,856      23,561        27,417        7,822      12/85 - 3/88       12/85      5 - 40 Years
Post Harbour Island..............    16,186      29,374        45,560            1              3/97 (4)    1/97                --
Post Hyde Park...................     4,950      24,375        29,325       2,088               9/94        7/94      5 - 40 Years
Post Lake........................     6,724      30,687        37,411       11,362      11/85 - 3/88       10/85      5 - 40 Years
Post Parkside (Orlando)..........     8,673      11,791        20,464            1             03/99       03/99      5 - 40 Years
Post Rocky Point.................    10,510      59,352        69,862        4,138      4/94 - 11/96   2/94 & 9/96(6) 5 - 40 Years
Post Village
 The Arbors......................     2,906      13,558        16,465        4,372      6/90 - 12/91       11/90      5 - 40 Years
 The Lakes.......................     3,488      16,270        19,758        5,246      7/88 - 12/89        5/88      5 - 40 Years
 The Oaks........................     3,294      15,366        18,660        4,955      11/89 - 7/91       12/89      5 - 40 Years
Post Walk at Hyde Park...........     1,974      10,791        12,765        1,357      10/95 - 9/97        9/95      5 - 40 Years

MISSISSIPPI
Post Mark........................       717      14,254        14,971        1,187               n/a       10/97      5 - 40 Years
Post Pointe......................       723      14,519        15,242          799               n/a       10/97      5 - 40 Years
Post Trace.......................     1,944      25,338        27,282        1,652               n/a       10/97      5 - 40 Years

VIRGINIA
Post Corners at Trinity Centre...     4,493      23,403        27,896        2,899              6/94        6/94      5 - 40 Years
Post Forest......................     9,106      23,398 (3)    32,504        9,081      1/89 - 12/90        3/88      5 - 40 Years

WASHINGTON, D.C.
Post Pentagon Row................        --       7,659         7,659           --             06/99 (4)   02/99                --

NORTH CAROLINA
Uptown Place.....................     2,336      15,421        17,757           --             09/98 (4)   09/98                --
Post Park at Phillips Place......     4,305      36,282        40,587        3,021              1/96       11/95      5 - 40 Years

ARIZONA
Roosevelt Sq. I..................     1,920      16,441        18,361           --             02/99 (4)   02/99                --
Roosevelt Sq. II.................     1,175       1,088         2,263           --                -- (4)   02/99                --

TENNESSEE
Bennie Dillon....................       145       8,350         8,495           --              7/98        7/98                --
Post Green Hills.................     2,505      13,675        16,180        1,837              9/94        7/94      5 - 40 Years
Post Hillsboro Village...........     4,998      15,756        20,754          906             12/96        8/96                --
The Lee Apartments...............       720       2,311         3,031          194               n/a (5)    8/96      5 - 40 Years

COLORADO
Uptown Denver I & II.............     3,257      43,941        47,198           --             10/97 (4)   10/97                --

   MISCELLANEOUS
   INVESTMENTS                       19,457      26,490        45,947        8,707                                    5 - 40 Years
                                   --------  ----------    ----------     --------
     TOTAL                         $382,328  $2,200,457    $2,582,785     $303,016
                                   ========  ==========    ==========     ========


(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,167,029 at December 31, 1999, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2) These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3) Balance includes an allowance for possible loss of $3,700 which was taken in prior years.
(4)   Construction still in process as of December 31, 1999.
(5) The Company acquired this community during 1996. The Company is operating the community while evaluating whether to hold, renovate or sell the community.
(6)   Additional land was acquired for construction of a second phase.

A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------
                                                                                    1999             1998             1997
                                                                                -----------      -----------      -----------
     Real estate investments:
        Balance at beginning of year ......................................     $ 2,255,074      $ 1,936,011      $ 1,109,342
        Purchase of minority interests in certain property partnerships ...              --               --               --
        Purchase of assets in connection with the Merger ..................              --               --          635,732
           Improvements ...................................................         345,994          319,408          216,020
           Disposition of property ........................................         (18,283)            (345)         (25,083)
                                                                                -----------      -----------      -----------
        Balance at end of year ............................................     $ 2,582,785      $ 2,255,074      $ 1,936,011
                                                                                ===========      ===========      ===========
     Accumulated depreciation:
        Balance at beginning of year ......................................     $   247,148      $   201,095      $   177,672
           Depreciation ...................................................          57,136 (a)       46,288 (a)       29,023 (a)
           Joint Venture Depreciation .....................................            (690)
           Depreciation on disposed property ..............................            (578)            (235)          (5,600)
                                                                                -----------      -----------      -----------
        Balance at end of year ............................................     $   303,016      $   247,148      $   201,095
                                                                                ===========      ===========      ===========


(a) Depreciation expense in the Consolidated Statements for the years ended December 31, 1999, 1998 and 1997, includes $877, $335 and $25, respectively, of depreciation expense on other assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan

In our opinion, the accompanying statements of net assets available for plan benefits and of changes in net assets available for plan benefits present fairly, in all material respects, the net assets of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan at December 31, 1999 and 1998 and the changes in net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Atlanta, Georgia
March 14, 2000

                             POST PROPERTIES, INC.
                1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                   YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                   1999               1998
                                                               -----------        -----------
     ASSETS
       Receivable from Post Apartment Homes, L.P ......        $   492,698        $   563,764
                                                               ===========        ===========

     NET ASSETS AVAILABLE FOR PLAN BENEFITS
       Net assets available for plan benefits .........        $   492,698        $   563,764
                                                               ===========        ===========

                             POST PROPERTIES, INC.
               1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                       YEAR  ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                      1999                 1998
                                                                  -----------         -----------
NET ASSETS AVAILABLE FOR PLAN BENEFITS, JANUARY 1 ........        $   563,764         $   440,170

DEDUCTIONS:

  Purchase of participants' shares .......................           (974,817)           (985,593)
  Payment for payroll taxes on behalf
    of participants ......................................            (49,104)            (44,035)

ADDITIONS:
  Participant contributions ..............................            952,855           1,153,222
                                                                  -----------         -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS, DECEMBER 31 ......        $   492,698         $   563,764
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

The Registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.


EXHIBIT
  NO.                                DESCRIPTION

    3.1(a)     --  Articles of Incorporation of the Company
    3.2(b)     --  Articles of Amendment to the Articles of Incorporation of the Company.
    3.3(c)     --  Articles of Amendment to the Articles of Incorporation of the Company.
    3.4(d)     --  Articles of Amendment to the Articles of Incorporation of the Company.
    3.5(e)     --  Articles of Amendment to the Articles of Incorporation of the Company.
    3.6(a)     --  Bylaws of the Company
    4.1(f)     --  Indenture between the Company and Sun Trust Bank, Atlanta, as Trustee
   10.1(g)     --  Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
   10.2(g)     --  First Amendment to Second Amended and Restated Partnership Agreement
   10.3(g)     --  Second Amendment to Second Amended and Restated Partnership Agreement
   10.4(k)     --  Third Amendment to Second Amended and Restated Partnership Agreement
   10.5(k)     --  Fourth Amendment to Second Amended and Restated Partnership Agreement
   10.6(e)     --  Fifth Amendment to the Second Amended and Restated Partnership Agreement
   10.7(h)     --  Employee Stock Plan
   10.8(g)     --  Amendment to Employee Stock Plan
   10.9(g)     --  Amendment No. 2 to Employee Stock Plan
  10.10(g)     --  Amendment No. 3 to Employee Stock Plan
  10.11(g)     --  Amendment No. 4 to Employee Stock Plan
  10.12(h)     --  Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
  10.13(h)     --  Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
  10.14(k)     --  Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
                   dated as of June 1, 1998
  10.15(k)     --  Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John T.
                   Glover dated as of June 1, 1998
  10.16(k)     --  Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and
                   John A. Williams dated June 1, 1998
  10.17(k)     --  Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and John
                   T. Glover dated as of June 1, 1998
  10.18(e)     --  Option and Transfer  Agreement among the Operating Partnership, Post Services, John A. Williams and
                   John T. Glover
  10.19(h)     --  Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
  10.20(g)     --  Form of officers and directors Indemnification Agreement
  10.21(a)     --  Form of Option Agreement to be entered into between the Operating Partnership and the owners of four parcels of undeveloped land
  10.22(a)     --  Profit Sharing Plan of the Company
  10.23(g)     --  Amendment Number One to Profit Sharing Plan
  10.24(g)     --  Amendment Number Two to Profit Sharing Plan


  10.25(g)      --  Amendment Number Three to Profit Sharing Plan
  10.26(g)      --  Amendment Number Four to Profit Sharing Plan
  10.27(h)      --  Form of General Partner 1% Exchange Agreement
  10.28(i)      --  Employee Stock Purchase Plan
  10.29(g)      --  Amendment to Employee Stock Purchase Plan
  10.30(i)      --  Amended and Restated Dividend Reinvestment and Stock Purchase Plan
  10.31(k)      --  Second Amended and Restated Credit Agreement dated as of November 20, 1998 among Post Apartment
                    Homes, L.P., Wachovia Bank of Georgia, N.A., and the banks listed on the signature pages there to (the
                    "Second Credit Agreement")
  10.32(k)      --  First Amendment to Second Credit Agreement
  10.33         --  Third Amended and Restated Credit Agreement dated as of May 7, 1999 among Post Apartment Homes, L.P.,
                    Wachovia Bank, N.A., and the banks listed on the signature page thereto (the "Third Credit Agreement").
  10.34         --  First Amendment to the Third Credit Agreement.
  10.35         --  Deferred Compensation Plan for Directors and Executive Committee Members
   21.1         --  List of Subsidiaries
   23.1         --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-62243)
   23.2         --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-70689)
   23.3         --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 33-81772)
   23.4         --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-39461)
   23.5         --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-36595)
   23.6         --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-47399)
   23.7         --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 33-00020)
   23.8         --  Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-94121)
   27.1         --  Financial Data Schedule for the Company for the year ended December 31, 1999 (for SEC use only)
   27.2         --  Financial Data Schedule for the Operating Partnership for the year ended December 31, 1999 (for SEC use only)

------------------
(a) Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b) Filed as an exhibit to the Current Report on Form 8-K, dated as of October 1, 1996, of the Company.
(c) Filed as an exhibit to the Current Report on Form 8-K, dated as of October 28, 1997, of the Company.
(d) Filed as an exhibit to the Current Report on Form 8-K, dated as of February 9, 1998, of the Company.
(e) Filed as an exhibit to the Quarterly Report on Form 10-Q, dated as of November 15, 1999, of the Company.
(f) Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-3555) of the Company.
(g) Filed as an exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.
(h) Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company.
(i) Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company.
(j) Filed as part of the Registration Statement on Form S-3 (SEC File No. 333-39461) of the Company.
(k) Filed as an exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998.

      The Company's proxy statement is expected to be filed with the Commission on or about March 24, 2000.


      (b) Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               POST PROPERTIES, INC.

                               (Registrant)

    March 14, 2000             John T. Glover
                               -----------------------------------------------
                               John T. Glover, Vice Chairman and Director
                               (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                              TITLE                            DATE

       John A. Williams             Chairman of the Board, Chief
----------------------------        Executive Officer and Director          March 14, 2000
       John A. Williams


       John T. Glover               Vice Chairman and Director              March 14, 2000
 ----------------------------
       John T. Glover


       R. Gregory Fox               Executive Vice President, Chief
----------------------------        Accounting Officer                      March 14, 2000
       R. Gregory Fox


       Arthur M. Blank              Director
----------------------------
       Arthur M. Blank                                                      March 14, 2000


       Herschel M. Bloom            Director
----------------------------
       Herschel M. Bloom                                                    March 14, 2000


       Russell R. French            Director
----------------------------
       Russell R. French                                                    March 14, 2000


       Zell Miller                  Director
----------------------------
       Zell Miller                                                          March 14, 2000


       Charles Rice                 Director
----------------------------
       Charles Rice                                                         March 14, 2000


       J.C. Shaw                    Director
----------------------------
       J.C. Shaw                                                            March 14, 2000

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             POST APARTMENT HOMES, L.P.
                             By: Post G.P. Holdings, Inc., as General Partner

  March 14, 2000         By: John T. Glover
                             -----------------------------------------
                             John T. Glover, Vice Chairman
                             Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                              TITLE                            DATE

       John A. Williams             Chief Executive Officer                 March 14, 2000
----------------------------
       John A. Williams


       John T. Glover               Vice Chairman                           March 14, 2000
 ----------------------------       Principal Financial Officer
       John T. Glover


       R. Gregory Fox               Executive Vice President, Chief
----------------------------        Accounting Officer                      March 14, 2000
       R. Gregory Fox