Form 10-Q
period 2000-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2000-05-15
CIK 903127, 1012271

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

                  For the quarterly period ended March 31, 2000

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

        39,307,227 shares of common stock outstanding as of May 10, 2000.
             5,185,058 common units outstanding as of May 10, 2000.


================================================================================

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                      INDEX


PART I   FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                               ----

         ITEM 1    FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999...............................1
             Consolidated Statements of Operations for the three months ended
                March 31, 2000 and 1999...........................................................................2
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                three months ended March 31, 2000.................................................................3
             Consolidated Statements of Cash Flows for the three months ended
                March 31, 2000 and 1999...........................................................................4
             Notes to Consolidated Financial Statements...........................................................5

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999...............................9
             Consolidated Statements of Operations for the three months ended
                March 31, 2000 and 1999..........................................................................10
             Consolidated Statement of Partners' Equity for the three months ended
                March 31, 2000...................................................................................11
             Consolidated Statements of Cash Flows for the three months ended
                March 31, 2000 and 1999..........................................................................12
             Notes to Consolidated Financial Statements .........................................................13

         ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS....................................................................................17

         ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................28

PART II OTHER INFORMATION

         ITEM 1    LEGAL PROCEEDINGS.............................................................................29
         ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................
         ITEM 3    DEFAULTS UPON SENIOR SECURITIES...............................................................
         ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDER............................................
         ITEM 5    OTHER INFORMATION.............................................................................
         ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K..............................................................

         SIGNATURES..............................................................................................30

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                   MARCH 31,           DECEMBER 31,
                                                                                      2000                  1999
                                                                                  -----------          ------------
                                                                                  (UNAUDITED)
ASSETS
   Real estate:
     Land ..................................................................      $   277,397           $   277,784
     Building and improvements .............................................        1,581,605             1,574,158
     Furniture, fixtures and equipment .....................................          149,337               137,602
     Construction in progress ..............................................          563,735               576,361
     Land held for future development ......................................           16,584                16,880
                                                                                  -----------           -----------
                                                                                    2,588,658             2,582,785
     Less: accumulated depreciation ........................................         (310,988)             (303,016)
     Assets held for sale ..................................................           50,471                    --
                                                                                  -----------           -----------
     Real estate assets ....................................................        2,328,141             2,279,769
   Cash and cash equivalents ...............................................           19,343                 5,870
   Restricted cash .........................................................            2,006                 1,380
   Deferred charges, net ...................................................           19,668                20,820
   Other assets ............................................................           50,773                42,334
                                                                                  -----------           -----------
     Total assets ..........................................................      $ 2,419,931           $ 2,350,173
                                                                                  ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

   Notes payable ...........................................................      $ 1,046,847           $   989,583
   Accrued interest payable ................................................           11,411                 9,160
   Dividends and distributions payable .....................................           34,141                31,285
   Accounts payable and accrued expenses ...................................           62,864                59,780
   Security deposits and prepaid rents .....................................            9,293                 9,023
                                                                                  -----------           -----------

     Total liabilities .....................................................        1,164,556             1,098,831
                                                                                  -----------           -----------
   Minority interest of preferred unitholders in Operating Partnership .....           70,000                70,000
   Minority interest of common unitholders in Operating Partnership ........          122,122               122,480
                                                                                  -----------           -----------

   Commitments and contingencies ...........................................               --                    --

   Shareholders' equity

     Preferred stock, $.01 par value, 20,000,000 authorized:
       8 1/2% Series A Cumulative Redeemable Shares, liquidation
       preference $50 per share, 1,000,000 shares issued and outstanding ...               10                    10
       7 5/8% Series B Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding .........................................................               20                    20
       7 5/8% Series C Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and
       outstanding .........................................................               20                    20
     Common stock, $.01 par value, 100,000,000 authorized,
       39,115,481 and 38,834,323 shares issued and outstanding at
       March 31, 2000 and December 31, 1999, respectively ..................              391                   388
   Additional paid-in capital ..............................................        1,062,812             1,058,424

   Accumulated earnings ....................................................               --                    --
                                                                                  -----------           -----------

     Total shareholders' equity ............................................        1,063,253             1,058,862
                                                                                  -----------           -----------

     Total liabilities and shareholders' equity ............................      $ 2,419,931           $ 2,350,173
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

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  ---------------------------------
                                                                                     2000                  1999
                                                                                  -----------           -----------
REVENUE:
  Rental ...................................................................      $    87,825           $    75,585
  Property management - third-party ........................................              908                   871
  Landscape services - third-party .........................................            2,102                 1,730
  Interest .................................................................              539                    65
  Other ....................................................................            4,069                 2,641
                                                                                  -----------           -----------
   Total revenue ...........................................................           95,443                80,892
                                                                                  -----------           -----------

EXPENSES:
  Property operating and maintenance expense (exclusive of
   depreciation and amortization) ..........................................           30,651                26,369
  Depreciation expense .....................................................           17,005                12,710
  Property management expenses - third-party ...............................              788                   719
  Landscape services expenses - third-party ................................            2,005                 1,660
  Interest expense .........................................................           10,701                 7,217
  Amortization of deferred loan costs ......................................              385                   336
  General and administrative ...............................................            2,497                 2,383
  Minority interest in consolidated property partnerships ..................             (555)                   92
                                                                                  -----------           -----------
   Total expense ...........................................................           63,477                51,486
                                                                                  -----------           -----------
  Income before net gain (loss) on sale of assets, minority interest
   of unitholders in Operating Partnership and extraordinary item ..........           31,966                29,406
  Net gain (loss) on sale of assets ........................................              687                (1,567)
  Minority interest of preferred unitholders in Operating Partnership ......           (1,400)                   --
  Minority interest of common unitholders in Operating Partnership .........           (3,320)               (2,992)
                                                                                  -----------           -----------
  Income before extraordinary item .........................................           27,933                24,847
  Extraordinary item, net of minority interest of unitholders in
   Operating Partnership ...................................................               --                  (458)
                                                                                  -----------           -----------
   Net income ..............................................................           27,933                24,389
   Dividends to preferred shareholders .....................................           (2,969)               (2,969)
                                                                                  -----------           -----------
   Net income available to common shareholders .............................      $    24,964           $    21,420
                                                                                  ===========           ===========

EARNINGS PER COMMON SHARE - BASIC
  Income before extraordinary item (net of preferred dividend) .............      $      0.64           $      0.57
  Extraordinary item .......................................................               --                 (0.01)
                                                                                  -----------           -----------
  Net income available to common shareholders ..............................      $      0.64           $      0.56
                                                                                  ===========           ===========

Weighted average common shares outstanding .................................       39,025,775            38,149,210
                                                                                  ===========           ===========

EARNINGS PER COMMON SHARE - DILUTED
  Income before extraordinary item (net of preferred dividend) .............      $      0.63           $      0.57
  Extraordinary item .......................................................               --                 (0.01)
                                                                                  -----------           -----------
  Net income available to common shareholders ..............................      $      0.63           $      0.56
                                                                                  ===========           ===========

  Weighted average common shares outstanding ...............................       39,407,667            38,474,982
                                                                                  ===========           ===========

  Dividends declared .......................................................      $      0.76           $      0.70
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

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





                                                             PREFERRED  COMMON        PAID-IN        ACCUMULATED
                                                               SHARES   SHARES        CAPITAL          EARNINGS           TOTAL
                                                             ---------  ------      -----------      -----------       -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1999 ........................................   $50       $388       $ 1,058,424        $     --        $ 1,058,862
  Proceeds from Dividend Reinvestment and
   Employee Stock Purchase and Option Plans ................    --          3             9,421              --              9,424
  Adjustment for minority interest of common unitholders
   in Operating Partnership at dates of capital
   transactions.............................................    --         --              (269)             --               (269)
  Net income ...............................................    --         --                --          27,933             27,933
  Dividends to preferred shareholders ......................    --         --                --          (2,969)            (2,969)
  Dividends to common shareholders .........................    --         --            (4,764)        (24,964)           (29,728)
                                                               ---       ----       -----------        --------        -----------
SHAREHOLDERS' EQUITY AND
   ACCUMULATED EARNINGS,
  MARCH 31, 2000 ...........................................   $50       $391       $ 1,062,812        $     --        $ 1,063,253
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

                              POST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               ------------------------------
                                                                                 2000                  1999
                                                                               ---------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................................      $  27,933             $ 24,389
Adjustments to reconcile net income to net cash provided by operating activities:
  Net (gain) loss on sale of assets .....................................           (687)               1,567
  Minority interest of preferred unitholders in Operating Partnership ...          1,400                   --
  Minority interest of common unitholders in Operating Partnership ......          3,320                2,992
  Extraordinary item, net of minority interest of unitholders in
   Operating Partnership ................................................             --                  458
  Depreciation ..........................................................         17,005               12,704
  Amortization of deferred loan costs ...................................            385                  341
Changes in assets, (increase) decrease in:
  Restricted cash .......................................................           (626)                   2
  Other assets ..........................................................         (8,439)              (4,293)
  Deferred charges ......................................................            122                 (295)
Changes in liabilities, increase (decrease) in:
  Accrued interest payable ..............................................          2,251                3,263
  Accounts payable and accrued expenses .................................           (574)               1,681
  Security deposits and prepaid rents ...................................            270                 (127)
                                                                               ---------             --------
Net cash provided by operating activities ...............................         42,360               42,682
                                                                               ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets, net of payables .....        (81,996)             (74,751)
Net proceeds from sale of assets ........................................         31,432                9,364
Capitalized interest ....................................................         (5,567)              (4,599)
Recurring capital expenditures ..........................................         (1,938)              (1,873)
Corporate additions and improvements ....................................           (912)                (955)
Non-recurring capital expenditures ......................................           (830)                (554)
Revenue generating capital expenditures .................................           (576)              (1,018)
                                                                               ---------             --------
Net cash used in investing activities ...................................        (60,387)             (74,386)
                                                                               ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs ..............................................             --               (1,495)
Debt proceeds ...........................................................        105,000               70,000
Debt payments ...........................................................        (47,736)                (127)
Distributions to preferred unitholders ..................................         (1,400)                  --
Distributions to common unitholders .....................................         (3,635)              (3,390)
Proceeds from Dividend Reinvestment and Employee
 Stock Purchase and Option Plans ........................................          9,424                1,231
Dividends paid to preferred shareholders ................................         (2,969)              (2,969)
Dividends paid to common shareholders ...................................        (27,184)             (21,725)
                                                                               ---------             --------
Net cash provided by financing activities ...............................         31,500               41,525
                                                                               ---------             --------
Net increase in cash and cash equivalents ...............................         13,473                9,821
Cash and cash equivalents, beginning of period ..........................          5,870               21,154
                                                                               ---------             --------
Cash and cash equivalents, end of period ................................      $  19,343             $ 30,975
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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.       ORGANIZATION AND FORMATION OF THE COMPANY

         ORGANIZATION AND FORMATION OF THE COMPANY

         Post Properties, Inc. (the "Company"), which was incorporated on January 25, 1984, is the successor by merger to the original Post Properties, Inc., which was formed in 1971. The Company was formed to develop, lease and manage upscale multi-family apartment communities.

         The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). A $30,000 Medium Term Note was repaid on March 3, 2000. As of March 31, 2000, the Operating Partnership had $185,000 aggregate principal amount of notes outstanding under the MTN Program. On May 9, 2000, the Operating Partnership sold an additional $25,000 aggregate principal amount of notes under the MTN Program, and consequently currently has a total of $210,000 aggregate principal amount of notes outstanding under the MTN Program. Net proceeds of $24,875 were used to repay outstanding indebtedness.

3.       SALE OF ASSET AND ASSETS HELD FOR SALE

         During the first quarter of 2000, the Company authorized the sale of five communities, one community in Atlanta, Georgia, three communities in Jackson, Mississippi and one commercial property in Dallas, Texas. In February 2000, the Company sold the 213 unit community in Atlanta, Georgia for $32,350. Net proceeds of approximately $31,500 were used to pay down outstanding indebtedness. At March 31, 2000, the remaining four properties consisting of land, building and improvements and furniture, fixtures and equipment were recorded at the lower of cost or fair value less costs to sell of $50,471. The Company has recorded a gain on the sale of the Atlanta community, reduced by its best estimate of the effect of anticipated sales of the remaining properties in the statement of operations as net gain on the sale of assets of $767. The Company expects the sale of the remaining four properties to occur during the current fiscal year.

         The Company's consolidated statement of operations includes net income of $1,302 and $1,355 for the periods ending March 31, 2000 and 1999, respectively, from communities held for sale at March 31, 2000. Depreciation expense on these assets, which was not recognized subsequent to the date of held for sale classification, totaled $477 for the three months ended March 31, 2000.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4.       EARNINGS PER SHARE

         For the three months ended March 31, 2000 and 1999, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:


                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                   --------------------------------
                                                                                                       2000               1999
                                                                                                   ------------       ------------
         Basic and diluted income available to common shareholders (numerator):
         Income before extraordinary item ....................................................     $     27,933       $     24,847
         Less: Preferred stock dividends .....................................................           (2,969)            (2,969)
                                                                                                   ------------       ------------
         Income available to common shareholders before extraordinary item ...................     $     24,964       $     21,878
                                                                                                   ============       ============
         Common shares (denominator):
         Weighted average shares outstanding-basic ...........................................       39,025,775         38,149,210
         Incremental shares from assumed conversion of options ...............................          381,892            325,772
                                                                                                   ------------       ------------
         Weighted average shares outstanding - diluted .......................................       39,407,667         38,474,982
                                                                                                   ============       ============

5.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the three months ended March 31, 2000 and 1999 were as follows:

         During the three months ended March 31, 1999, holders of 750 units in the Operating Partnership exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification increasing minority interest and decreasing shareholder's equity in the amount of $269 for the three months ended March 31, 2000 and decreasing minority interest and increasing shareholder's equity in the amount of $1,189 for the three months ended March 31, 1999.

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

         The Company's chief operating decision makers focus on the Company's primary sources of income, which are property rental operations and third party services. Property rental operations are broken down into five segments

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         based on the various stages in the property ownership lifecycle. Third party services are designated as one segment. The Company's six segments are further described as follows:

         Property Rental Operations

         - Fully stabilized communities - those apartment communities that have been stabilized (the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

         - Communities stabilized during 1999 - communities that reached stabilized occupancy in the prior year.

         - Development and lease up communities - those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

         - Communities held for sale - those communities that are currently being actively marketed for sale.

         - Sold communities - communities that were sold in the current or prior year.

         Third Party Services - fee income and related expenses from the Company's apartment community management, landscaping and corporate apartment rental services.

         SEGMENT PERFORMANCE MEASURE

         Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. Effective January 1, 2000, FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common shareholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Summarized financial information concerning the Company's reportable segments is shown in the following tables:



                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                    2000                  1999
                                                                                  --------              --------
REVENUES
Fully stabilized communities ...............................................      $ 63,851              $ 61,090
Communities stabilized during 1999 .........................................        10,451                 8,345
Development and lease-up communities .......................................         9,358                 2,175
Communities held for sale ..................................................         1,970                 1,953
Sold communities ...........................................................           296                 1,059
Third party services .......................................................         3,010                 2,601
Other ......................................................................         6,507                 3,669
                                                                                  --------              --------

Consolidated revenues ......................................................      $ 95,443              $ 80,892
                                                                                  ========              ========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities ...............................................      $ 45,034              $ 42,902
Communities stabilized during 1999 .........................................         7,048                 5,406
Development and lease-up communities .......................................         5,173                 1,206
Communities held for sale ..................................................         1,302                 1,355
Sold communities ...........................................................           468                   742
Third party services .......................................................           217                   222
                                                                                  --------              --------

Contribution to FFO ........................................................        59,242                51,833
                                                                                  --------              --------

Other operating income, net of expense .....................................           821                   311
Depreciation on non-real estate assets .....................................          (576)                 (393)
Minority interest in consolidated property
   Partnerships ............................................................           555                   (92)
Interest expense ...........................................................       (10,701)               (7,217)
Amortization of deferred loan costs ........................................          (385)                 (336)
General and administrative .................................................        (2,497)               (2,383)
Dividends to preferred shareholders ........................................        (2,969)               (2,969)
                                                                                  --------              --------

Total FFO ..................................................................        43,490                38,754
                                                                                  --------              --------

Depreciation on real estate assets .........................................       (15,893)              (12,317)
Net gain (loss) on sale of assets ..........................................           687                (1,567)
Minority interest of unitholders in
   Operating Partnership ...................................................        (3,320)               (2,992)
Dividends to preferred shareholders ........................................         2,969                 2,969
                                                                                  --------              --------

Income before extraordinary item
   and preferred dividends .................................................      $ 27,933              $ 24,847
                                                                                  ========              ========


                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     2000                  1999
                                                                                  -----------          ------------
                                                                                  (UNAUDITED)
ASSETS
   Real estate:
     Land ..................................................................      $   277,397           $   277,784
     Building and improvements .............................................        1,581,605             1,574,158
     Furniture, fixtures and equipment .....................................          149,337               137,602
     Construction in progress ..............................................          563,735               576,361
     Land held for future development ......................................           16,584                16,880
                                                                                  -----------           -----------
                                                                                    2,588,658             2,582,785
     Less: accumulated depreciation ........................................         (310,988)             (303,016)
     Assets held for sale ..................................................           50,471                    --
                                                                                  -----------           -----------
     Real estate assets ....................................................        2,328,141             2,279,769
   Cash and cash equivalents ...............................................           19,343                 5,870
   Restricted cash .........................................................            2,006                 1,380
   Deferred charges, net ...................................................           19,668                20,820
   Other assets ............................................................           50,773                42,334
                                                                                  -----------           -----------
     Total assets ..........................................................      $ 2,419,931           $ 2,350,173
                                                                                  ===========           ===========
LIABILITIES AND PARTNERS' EQUITY
   Notes payable ...........................................................      $ 1,046,847           $   989,583
   Accrued interest payable ................................................           11,411                 9,160
   Distributions payable ...................................................           34,141                31,285
   Accounts payable and accrued expenses ...................................           62,864                59,780
   Security deposits and prepaid rents .....................................            9,293                 9,023
                                                                                  -----------           -----------
     Total liabilities .....................................................        1,164,556             1,098,831
                                                                                  -----------           -----------
   Commitments and contingencies
   Partners' equity ........................................................        1,255,375             1,251,342
                                                                                  -----------           -----------
     Total liabilities and partners' equity ................................      $ 2,419,931           $ 2,350,173
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ----------------------------------
                                                                                      2000                  1999
                                                                                  ------------          ------------
REVENUES
  Rental ...................................................................      $     87,825          $     75,585
  Property management - third party ........................................               908                   871
  Landscape services - third party .........................................             2,102                 1,730
  Interest .................................................................               539                    65
  Other ....................................................................             4,069                 2,641
                                                                                  ------------          ------------
         Total revenue .....................................................            95,443                80,892
                                                                                  ------------          ------------
EXPENSES
  Property operating and maintenance expense (exclusive
    of items shown separately below) .......................................            30,651                26,369
  Depreciation expense .....................................................            17,005                12,710
  Property management expenses - third party ...............................               788                   719
  Landscape services expenses - third party ................................             2,005                 1,660
  Interest expense .........................................................            10,701                 7,217
  Amortization of deferred loan costs ......................................               385                   336
  General and administrative ...............................................             2,497                 2,383
  Minority interest in consolidated property partnerships ..................              (555)                   92
                                                                                  ------------          ------------
    Total expenses .........................................................            63,477                51,486
                                                                                  ------------          ------------
  Income before net gain (loss) on sale of assets, and extraordinary item ..            31,966                29,406
  Net gain (loss) on sale of assets ........................................               687                (1,567)
                                                                                  ------------          ------------
  Income before extraordinary item .........................................            32,653                27,839
  Extraordinary item .......................................................                --                  (521)
                                                                                  ------------          ------------
  Net income ...............................................................            32,653                27,318
  Distributions to preferred unitholders ...................................            (4,369)               (2,969)
                                                                                  ------------          ------------
  Net income available to common unitholders ...............................      $     28,284          $     24,349
                                                                                  ============          ============
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item (net of preferred
  distributions) ...........................................................      $       0.64          $       0.57
  Extraordinary item .......................................................                --                 (0.01)
                                                                                  ------------          ------------
  Net income available to common unitholders ...............................      $       0.64          $       0.56
                                                                                  ------------          ------------
  Weighted average common units outstanding ................................        44,219,200            43,364,934
                                                                                  ============          ============
EARNINGS PER COMMON UNIT- DILUTED
  Income before extraordinary item (net of preferred
  distributions) ...........................................................      $       0.63          $       0.57
  Extraordinary item .......................................................                --                 (0.01)
                                                                                  ------------          ------------
  Net income available to common unitholders ...............................      $       0.63          $       0.56
                                                                                  ============          ============
  Weighted average common units outstanding ................................        44,601,092            43,690,706
                                                                                  ============          ============
  Distributions declared ...................................................      $       0.76          $       0.70
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

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                GENERAL             LIMITED
                                                                                PARTNER            PARTNERS               TOTAL
                                                                               --------           ----------           ----------
PARTNERS' EQUITY, DECEMBER 31, 1999 .................................          $ 11,993           $1,239,349           $1,251,342
Contributions from the Company related to Dividend
  Reinvestment and Employee Stock Purchase and Option Plans .........                94                9,330                9,424
Distributions to preferred unitholders ..............................                --               (4,369)              (4,369)
Distributions to common unitholders .................................              (337)             (33,338)             (33,675)
Net income ..........................................................               327               32,326               32,653
                                                                               --------           ----------           ----------
PARTNERS' EQUITY, MARCH 31, 2000 ....................................          $ 12,077           $1,243,298           $1,255,375
                                                                               ========           ==========           ==========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                    2000                  1999
                                                                                  ---------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ................................................................      $  32,653             $ 27,318
 Adjustments to reconcile net income to net cash provided
   by operating activities:
  Net (gain) loss on sale of assets ........................................           (687)               1,567
  Extraordinary item .......................................................             --                  521
  Depreciation .............................................................         17,005               12,704
  Amortization of deferred loan costs ......................................            385                  341
 Changes in assets, (increase) decrease in:
   Restricted cash .........................................................           (626)                   2
   Other assets ............................................................         (8,439)              (4,293)
   Deferred charges ........................................................            122                 (295)
 Changes in liabilities, increase (decrease) in:
   Accrued interest payable ................................................          2,251                3,263
   Accounts payable and accrued expenses ...................................           (574)               1,681
   Security deposits and prepaid rents .....................................            270                 (127)
                                                                                  ---------             --------
 Net cash provided by operating activities .................................         42,360               42,682
                                                                                  ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction and acquisition of real estate assets,
   net of payables .........................................................        (81,996)             (74,751)
 Net proceeds from sale of assets ..........................................         31,432                9,364
 Capitalized interest ......................................................         (5,567)              (4,599)
 Recurring capital expenditures ............................................         (1,938)              (1,873)
 Corporate additions and improvements ......................................           (912)                (955)
 Non-recurring capital expenditures ........................................           (830)                (554)
 Revenue generating capital expenditures ...................................           (576)              (1,018)
                                                                                  ---------             --------
 Net cash used in investing activities .....................................        (60,387)             (74,386)
                                                                                  ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of financing costs ................................................             --               (1,495)
 Debt proceeds .............................................................        105,000               70,000
 Debt payments .............................................................        (47,736)                (127)
 Proceeds from contributions from the Company related to Dividend
   Reinvestment and Employee Stock Purchase and Option Plans ...............          9,424                1,231
 Distributions paid to preferred unitholders ...............................         (4,369)              (2,969)
 Distributions paid to common unitholders ..................................        (30,819)             (25,115)
                                                                                  ---------             --------
 Net cash provided by financing activities .................................         31,500               41,525
                                                                                  ---------             --------
 Net increase in cash and cash equivalents .................................         13,473                9,821
 Cash and cash equivalents, beginning of period ............................          5,870               21,154
                                                                                  ---------             --------
 Cash and cash equivalents, end of period ..................................      $  19,343             $ 30,975
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

     BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the current year's financial statement presentation.

2.   NOTES PAYABLE

     The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). A $30,000 Medium Term Note was repaid on March 3, 2000. As of March 31, 2000, the Operating Partnership had $185,000 aggregate principal amount of notes outstanding under the MTN Program. On May 9, 2000, the Operating Partnership sold an additional $25,000 aggregate principal amount of notes under the MTN Program, and consequently currently has a total of $210,000 aggregate principal amount of notes outstanding under the MTN Program. Net proceeds of $24,875 were used to repay outstanding indebtedness.

3.   SALE OF ASSET AND ASSETS HELD FOR SALE

     During the first quarter of 2000, the Operating Partnership authorized the sale of five communities, one community in Atlanta, Georgia, three communities in Jackson, Mississippi and one commercial property in Dallas, Texas. In February 2000, the Operating Partnership sold the 213 unit community in Atlanta, Georgia for $32,350. Net proceeds of approximately $31,500 were used to pay down outstanding indebtedness. At March 31, 2000, the remaining four properties consisting of land, building and improvements and furniture, fixtures and equipment were recorded at the lower of cost or fair value less costs to sell of $50,471. The Operating Partnership has recorded a gain on the sale of the Atlanta community, reduced by its best estimate of the effect of anticipated sales of the remaining properties in the statement of operations as net gain on the sale of assets of $767. The Operating Partnership expects the sale of the remaining four properties to occur during the current fiscal year.

     The Operating Partnership's consolidated statement of operations includes net income of $1,302 and $1,355 for the periods ending March 31, 2000 and 1999, respectively, from communities held for sale at March 31, 2000.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

     Depreciation expense on these assets, which was not recognized subsequent to the date of held for sale classification, totaled $477 for the three months ended March 31, 2000.

4.   EARNINGS PER UNIT

     For the three months ended March 31, 2000 and 1999, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per unit is as follows:

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             2000           1999
                                                                                         -----------    ----------
     Basic and diluted income available to common
       unitholders (numerator):
       Income before extraordinary item............................................      $    32,653    $   27,839
     Less: Preferred unit distributions............................................           (4,369)       (2,969)
                                                                                         -----------    ----------
       Income available to common unitholders
       before extraordinary item...................................................      $    28,284    $   24,870
                                                                                         ===========    ==========
     Common units (denominator):
     Weighted average units outstanding - basic....................................       44,219,200    43,364,934
     Incremental units from assumed conversion
       of options..................................................................          381,892       325,772
                                                                                         -----------    ----------
     Weighted average units outstanding - diluted..................................       44,601,092    43,690,706
                                                                                         ===========    ==========

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

6.   SEGMENT INFORMATION

     SEGMENT DESCRIPTION
     The Operating Partnership adopted SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 requires companies to present segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Operating Partnership's chief operating decision-makers to manage the business.

     The Operating Partnership's chief operating decision-makers focus on the Operating Partnership's primary sources of income, which are property rental operations and third party services. Property rental operations are broken down into five segments based on the various stages in the property ownership lifecycle. Third party services are designated as one segment. The Operating Partnership's six segments are further described as follows:

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


     Property Rental Operations

     - Fully stabilized communities - those apartment communities that have been stabilized (the point in time which a property reached 95% occupancy or one year after completion of construction) for both the current and prior year.

     - Communities stabilized during 1999 - communities that reached stabilized occupancy in the prior year.

     - Development and lease up communities - those communities that are in lease-up but were not stabilized by the beginning of the current year including communities that stabilized during the current year.

     - Communities held for sale - those communities that are currently being actively marketed for sale.

     - Sold communities - communities that were sold in the current or prior year.

     Third Party Services - fee income and related expenses from the Operating Partnership's apartment community management, landscaping and corporate apartment rental services.

     SEGMENT PERFORMANCE MEASURE
     Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. Effective January 1, 2000, FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common unitholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Operating Partnership's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Operating Partnership's needs.

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

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ----------------------------
                                                                              2000                1999
                                                                            --------            --------
REVENUES
Fully stabilized communities..............................................  $ 63,851            $ 61,090
Communities stabilized during 1999........................................    10,451               8,345
Development and lease-up communities......................................     9,358               2,175
Communities held for sale.................................................     1,970               1,953
Sold communities..........................................................       296               1,059
Third party services......................................................     3,010               2,601
Other.....................................................................     6,507               3,669
                                                                            --------            --------

Consolidated revenues.....................................................  $ 95,443            $ 80,892
                                                                            ========            ========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities..............................................  $ 45,034            $ 42,902
Communities stabilized during 1999........................................     7,048               5,406
Development and lease-up communities......................................     5,173               1,206
Communities held for sale.................................................     1,302               1,355
Sold communities..........................................................       468                 742
Third party services......................................................       217                 222
                                                                            --------            --------

Contribution to FFO.......................................................    59,242              51,833
                                                                            --------            --------

Other operating income, net of expense....................................     2,221                 311
Depreciation on non-real estate assets....................................      (576)               (393)
Minority interest in consolidated property partnership....................       555                 (92)
Interest expense..........................................................   (10,701)             (7,217)
Amortization of deferred loan costs.......................................      (385)               (336)
General and administrative................................................    (2,497)             (2,383)
Distributions to preferred unitholders....................................    (4,369)             (2,969)
                                                                            --------            --------

Total FFO.................................................................    43,490              38,754
                                                                            --------            --------

Depreciation on real estate assets........................................   (15,893)            (12,317)
Net gain (loss) on sale of assets.........................................       687              (1,567)
Distributions to preferred unitholders....................................     4,369               2,969
                                                                            --------            --------

Income before extraordinary item and preferred distributions..............  $ 32,653            $ 27,839
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

As of March 31, 2000, there were 44,308,906 common units in the Operating Partnership outstanding, of which 39,115,481, or 88.3%, were owned by the Company and 5,193,425, or 11.7%, were owned by other limited partners (including certain officers and directors of the Company). As of March 31, 2000, there were 7,800,000 preferred units outstanding, of which 5,000,000 were owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The Company recorded net income available to common shareholders of $24,964 for the three months ended March 31, 2000. This represents an increase of 16.5% over the corresponding period in 1999 primarily as a result of additional units placed in service through the development of new communities and increases in rental rates on existing units.

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

As of March 31, 2000, the Company's portfolio of apartment communities consisted of the following: (i) 71 communities which were completed and stabilized for all of the current and prior year, (ii) 11 communities which achieved full stabilization during the prior year and (iii) 18 communities which either stabilized in the current year or are presently in the development or lease-up stages.

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

Since its inception, the Company has applied an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the three months ended March 31, 2000 and 1999 were $852 and $409, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

In order to evaluate the operating performance of its communities, the Company has presented financial information, which summarizes the operating income on a comparative basis, for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1999.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three months ended March 31, 2000 is summarized as follows:

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                               ------------------------------------
                                                                                 2000          1999        %CHANGE
                                                                               --------       -------      --------
Rental and other revenue:
Fully stabilized communities(1) .........................................      $ 63,851       $61,090           4.5%
Communities stabilized during 1999 ......................................        10,451         8,345          25.2%
Development and lease-up communities(2) .................................         9,358         2,175         330.3%
Communities held for sale(3) ............................................         1,970         1,953           0.9%
Sold communities(4) .....................................................           296         1,059         (72.0)%
Other revenue(5) ........................................................         5,968         3,604          65.6%
                                                                               --------       -------        ------
                                                                                 91,894        78,226          17.5%
                                                                               --------       -------        ------
Property operating and maintenance expense (exclusive of
   depreciation and amortization):
Fully stabilized communities(1) .........................................        18,817        18,188           3.5%
Communities stabilized during 1999 ......................................         3,403         2,939          15.8%
Development and lease-up communities(2) .................................         4,185           969         331.9%
Communities held for sale(3) ............................................           668           598          11.7%
Sold communities(4) .....................................................          (172)          317        (154.3)%
Other expenses(6) .......................................................         3,750         3,358          11.7%
                                                                               --------       -------        ------
                                                                                 30,651        26,369          16.2%
                                                                               --------       -------        ------
Revenue in excess of specified expense ..................................      $ 61,243       $51,857          18.1%
                                                                               ========       =======        ======

Recurring capital expenditures:(7)
   Carpet ...............................................................      $    792       $   707          12.0%
   Other ................................................................         1,146         1,166          (1.7)%
                                                                               --------       -------        ------
   Total ................................................................      $  1,938       $ 1,873           3.5%
                                                                               ========       =======        ======
Average apartment units in service ......................................        30,852        28,666           7.6%
                                                                               ========       =======        ======
Recurring capital expenditures per apartment unit .......................      $     63       $    65          (3.1)%
                                                                               ========       =======        ======

(1)  Communities which reached stabilization prior to January 1, 1999.
(2) Communities in the "construction", "development" or "lease-up" stage during 1999 and, therefore, not considered fully stabilized for all the periods presented.
(3) Includes three communities in Mississippi and one commercial property in Texas.
(4) Includes one community, containing 213 units, which was sold on February 4, 2000.
(5) Includes revenue from furnished apartment rentals above the unfurnished rental rates, revenue from commercial properties and other revenue not directly related to property operations.
(6) Includes certain indirect central office operating expenses related to management, ground maintenance, costs associated with furnished apartment rentals and operating expenses from commercial properties.
(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

For the three months ended March 31, 2000, rental and other revenue increased $13,668, or 17.5%, compared to the same period in the prior year primarily as a result of the completion of new communities and increased rental rates for existing communities. For the three months ended March 31, 2000, property operating and maintenance expenses increased $4,282, or 16.2%, compared to the same period in the prior year, primarily as a result of the completion of new communities.

For the three months ended March 31, 2000, recurring capital expenditures increased $65, or 3.5%, compared to the same period in the prior year, primarily due to the completion of new communities and the timing of capital expenditures. On a per unit basis, recurring capital expenditures decreased $2, or 3.1%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those that have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 71 communities containing an aggregate of 24,006 units that were fully stabilized as of January 1, 1999, is summarized as follows:

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                               -------------------------------------
                                                                                  2000         1999         % CHANGE
                                                                               --------       -------       --------
Rental and other revenue(1) ............................................       $ 63,851       $61,090           4.5%
Property operating and maintenance expense
   (exclusive of depreciation and amortization)(1) .....................         18,817        18,188           3.5%
                                                                               --------       -------
Revenue in excess of specified expense ..................................        45,034        42,902           5.0%
                                                                               --------       -------
Recurring capital expenditures:(2)
   Carpet ...............................................................      $    766       $   659          16.2%
   Other ................................................................           583           587          (0.7)%
                                                                               --------       -------
   Total ................................................................      $  1,349       $ 1,246           8.3%
                                                                               --------       -------
Recurring capital expenditures per apartment unit(3) ...................       $     56       $    52           7.7%
                                                                               ========       =======
Average economic occupancy(4) ..........................................           96.7%         96.2%          0.5%
                                                                               ========       =======
Average monthly rental rate per apartment unit(5) ......................       $    890       $   855           4.1%
                                                                               ========       =======
Apartment units in service ..............................................        24,006        24,006
                                                                               ========       =======

(1)  Communities which reached stabilization prior to January 1, 1999.
(2) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(3) In addition to such capitalized expenditures, the Company expensed $157 and $153 per unit on building maintenance (inclusive of direct salaries) and $45 per unit on landscaping (inclusive of direct salaries) for the three months ended March 31, 2000 and 1999, respectively.
(4) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 94.5% for the three months ended March 31, 2000. For the three months ended March 31, 2000 and 1999, concessions were $1,163 and $658, respectively, and employee discounts were $262 and $149, respectively.
(5) Average monthly rental rate is defined as the average of the gross actual rates for occupied units and the anticipated rental rates for unoccupied units.

For the three months ended March 31, 2000, rental and other revenue increased $2,761, or 4.5%, compared to the same period in the prior year, primarily due to increased rental rates. For the three months ended March 31, 2000, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $629, or 3.5%, compared to the same period in the prior year, primarily as a result of increased personnel and property tax expenses.

For the three months ended March 31, 2000, recurring capital expenditures per unit increased $4, or 7.7%, as a result of the timing of expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                               ------------------------------------
                                                                                 2000           1999        %CHANGE
                                                                               --------       -------       -------
Property management and other revenue ...................................      $    908       $   871         4.2%
Property management expense .............................................           788           719         9.6%
Depreciation expense ....................................................             7             6        16.7%
                                                                               --------       -------
Revenue in excess of specified expense ..................................      $    113       $   146       (22.6)%
                                                                               ========       =======
Average apartment units managed .........................................        13,616        12,485         9.1%
                                                                               ========       =======

The decrease in revenue in excess of specified expense for the three months ended March 31, 2000 compared to the same period in the prior year is primarily attributable to the management of more communities in lease-up phases as a result of turnover in management contracts.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc. ("Post Landscape Group"), formerly called Post Landscape Services, Inc.

The operating performance of Post Landscape Group for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                               ------------------------------------
                                                                                 2000           1999        %CHANGE
                                                                               --------       -------       -------
Landscape services and other revenue ....................................      $  2,102       $ 1,730          21.5%
Landscape services expense ..............................................         2,005         1,660          20.8%
Depreciation expense ....................................................            87            61          42.6%
                                                                               --------       -------
Revenue in excess of specified expense ..................................      $     10       $     9          11.1%
                                                                               ========       =======

The increase in landscape services and other revenue and landscape services expense for the three months ended March 31, 2000 compared to the same period in 1999 is primarily due to increases in landscape contracts. The increase in depreciation expense is primarily due the additions of vehicles and equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

OTHER EXPENSES

Depreciation expense increased $4,295, or 33.8%, for the three months ended March 31, 2000 compared to the same period in the prior year, primarily as a result of an increase in units in service, additional leasehold improvements and technology expenditures.

General and administrative expense increased $114, or 4.8%, for the three months ended March 31, 2000 compared to the same period in the prior year, primarily as a result of an increase in personnel costs.

The extraordinary item of $458 for the three months ended March 31, 1999, net of minority interest portion, was due to the write off of loan costs resulting from the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities decreased from $42,682 for the three months ended March 31, 1999 to $42,360 for the three months ended March 31, 2000, principally due to an increase in other assets related to tax increment financing receivables associated with public and private development projects. Net cash used in investing activities decreased from $74,386 for the three months ended March 31, 1999 to $60,387 for the three months ended March 31, 2000, principally due to proceeds from the sale of one community in February 2000. The Company's net cash provided by financing activities decreased from $41,525 for the three months ended March 31, 1999 to $31,500 for the three months ended March 31, 2000, primarily due to increased debt payments offset by borrowings on the Company's lines of credit.

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

At March 31, 2000, the Company had total indebtedness of $1,046,847, an increase of $57,264 from its total indebtedness at December 31, 1999, and cash and cash equivalents of $19,343. At March 31, 2000, the Company's indebtedness included approximately $178,967 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880, senior unsecured notes of $360,000, borrowings under the Revolver of $265,000 and other unsecured lines of credit and unsecured debt of $7,000.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of communities, or possibly in connection with acquisitions of land or improved properties, units of the Operating Partnership. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

Lines Of Credit
During the quarter, the Operating Partnership extended the maturity date on its syndicated unsecured line of credit (the "Revolver") by one year to April 30, 2003. Borrowing under the Revolver bears interest at LIBOR plus .825% or prime minus .25%. Also, during the quarter, the Company reached an agreement with a syndicated group of banks for an

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

incremental $200 million, 364 day facility at terms equal to the Revolver. At March 31, 2000, there was $265,000 outstanding under the Revolver and $5,000 outstanding under other lines of credit.

Medium Term Notes
The Operating Partnership has established a program for the sale of up to $344,000 aggregate principal amount of Medium Term Notes due three months or more from date of issue (the "MTN Program"). A $30,000 Medium Term Note was repaid on March 3, 2000. As of March 31, 2000, the Operating Partnership had $185,000 aggregate principle amount of notes outstanding under the MTN Program. On May 9, 2000, the Operating Partnership sold an additional $25,000 aggregate principal amount of notes under the MTN Program and, consequently, currently has a total of $210,000 aggregate principal amount of notes outstanding under the MTN Program. Net proceeds of $24,875 were used to repay outstanding indebtedness.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

Schedule of Indebtedness
The following table reflects the Company's indebtedness at March 31, 2000:

                                                                                                MATURITY      PRINCIPAL
             DESCRIPTION                  LOCATION               INTEREST RATE                  DATE (1)       BALANCE
             -----------                  --------               -------------                  --------       -------
CONVENTIONAL FIXED RATE (SECURED)
Post Hillsboro Village & The Lee
Apartments...........................   Nashville, TN                9.20%                      10/01/01      $     2,902
Parkwood Townhomes(TM)...............    Dallas, TX                  7.375%                     04/01/14              825
Northwestern Mutual Life.............    Atlanta, GA                 6.50%                      03/01/09           49,248
                                                                                                              -----------
                                                                                                                   52,975
                                                                                                              -----------
CONVENTIONAL FLOATING RATE (SECURED)
Addison Circle Apartment Homes
   by Post(TM)- Phase I..............    Dallas, TX               LIBOR + .75%                  06/15/00           21,992
FNMA.................................    Atlanta, GA             LIBOR + .935%                  07/23/29          104,000
                                                                                                              -----------
                                                                                                                  125,992
                                                                                                              -----------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R)Series 1995............    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25           9,895
Post Valley(R)Series 1995.............    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25          18,600
Post Brook(R)Series 1995..............    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25           4,300
Post Village(R)(Atlanta) Hills
   Series 1995........................    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25           7,000
Post Mill(R)Series 1995...............    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25          12,880
Post Canyon(R)Series 1996.............    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25          16,845
Post Corners(R)Series 1996............    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25          14,760
Post Bridge(R).........................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25          12,450
Post Village(R)(Atlanta) Gardens......    Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25          14,500
Post Chase(R)..........................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25          15,000
Post Walk(R)...........................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25          15,000
Post Lake(R)...........................   Orlando, FL      "AAA" NON-AMT + .515% (2)(3)          06/01/25          28,500
Post Fountains at Lee Vista(R).........   Orlando, FL      "AAA" NON-AMT + .515% (2)(3)          06/01/25          21,500
Post Village(R)(Atlanta) Fountains
   and Meadows.........................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25          26,000
Post Court(R)..........................   Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)          06/01/25          18,650
                                                                                                              -----------
                                                                                                                  235,880
                                                                                                              -----------
SENIOR NOTES (UNSECURED)
Northwestern Mutual Life.............        N/A                     8.21%                      06/07/00           30,000
Medium Term Notes....................        N/A                     7.02%                      04/02/01           37,000
Northwestern Mutual Life.............        N/A                     8.37%                      06/07/02           20,000
Senior Notes.........................        N/A                     7.25%                      10/01/03          100,000
Medium Term Notes....................        N/A                     7.30%                      04/01/04           13,000
Medium Term Notes....................        N/A                     6.69%                      09/22/04           10,000
Medium Term Notes....................        N/A                     6.78%                      09/22/05           25,000
Senior Notes.........................        N/A                     7.50%                      10/01/06           25,000
Mandatory Par Put Remarketed
   Securities........................        N/A                     6.85% (4)                  03/16/15          100,000
                                                                                                              -----------
                                                                                                                  360,000
                                                                                                              -----------
LINES OF CREDIT & OTHER UNSECURED DEBT
City of Phoenix......................        N/A                     5.00% (6)                  03/01/21            2,000
Revolver - Syndicated ...............        N/A       LIBOR + .825% or prime minus .25% (5)    04/30/03
                                                                                                                  265,000
Revolver - Swing.....................        N/A       LIBOR + .825% or prime minus .25%        04/21/01            5,000
                                                                                                              -----------
                                                                                                                  272,000
                                                                                                              -----------
TOTAL................................                                                                         $ 1,046,847
                                                                                                              ===========

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998).
(3) These bonds are cross-collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.
(4) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(5) Represents stated rate. The Company may also make "money market" loans of up to $175,000 at rates below the stated rate. At March 31, 2000, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 7.11%.
(6) This loan is interest-free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

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

Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:


                                                        QUARTER OF        ACTUAL OR ESTIMATED      ACTUAL OR ESTIMATED
                                           # OF        CONSTRUCTION       QUARTER FIRST UNITS     QUARTER OF STABILIZED
  METROPOLITAN AREA                        UNITS       COMMENCEMENT            AVAILABLE               OCCUPANCY
  -----------------                        -----       -------------      -------------------     ---------------------
  Atlanta, GA
  Post Stratford(TM)..................        250          2Q'99                 1Q'00                 1Q'01
  Post Spring(TM).....................        452          3Q'99                 2Q'00                 3Q'01
                                           ------
                                              702
  Charlotte, NC                            ------
  Post Uptown Place(TM)...............        227          3Q'98                 1Q'00                 3Q'00
  Post Gateway Place(TM)..............        232          3Q'99                 3Q'00                 2Q'01
                                           ------
                                              459
                                           ------
  Tampa, FL
  Post Harbour Place(TM)..............        319          4Q'98                 2Q'00                 1Q'01

  Dallas, TX
  Post Block 588(TM)....................      127          4Q'98                 1Q'00                 2Q'00
  Post Legacy                                 384          3Q'99                 3Q'00                 4Q'01
  Post Addison Circle(TM)(III)..........      264          3Q'99                 3Q'00                 2Q'01
  Post Uptown Village(TM)(II)...........      196          3Q'99                 2Q'00                 4Q'00
                                           ------
                                              971
                                           ------
  Houston, TX
  Post Midtown Square(TM)(II).........        193          1Q'00                 1Q'01                 4Q'01

  Denver, CO
  Post Uptown Square(TM)(I)...........        449          1Q'98                 3Q'99                 4Q'00
  Post Uptown Square(TM)(II)..........        247          1Q'00                 1Q'01                 4Q'01
                                           ------
                                              696
                                           ------
  Phoenix, AZ
  Post Roosevelt Square(TM)...........        410          4Q'98                 1Q'00                 1Q'01

  Orlando, FL
  Post Parkside(TM)...................        244          1Q'99                 2Q'99                 3Q'00

  Washington, D.C.
  Post Pentagon Row...................        504          2Q'99                 4Q'00                 1Q'02

  Austin, TX
  Post West Avenue Lofts(TM)............      239          3Q'99                 4Q'00                 3Q'01
                                           ------
                                            4,737
                                           ======


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

Acquisition of assets and community improvement expenditures for the three months ended March 31, 2000 and 1999 are summarized as follows:



                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        -------------------------
                                                                                            2000          1999
                                                                                        ------------   ----------
 New community development and acquisition activity................................     $   91,011     $   79,350
 Non-recurring capital expenditures:
  Revenue generating additions and improvements....................................            576          1,018
  Other community additions and improvements.......................................            830            554
Recurring capital expenditures:
  Carpet replacements..............................................................            792            707
  Community additions and improvements.............................................          1,146          1,166
  Corporate additions and improvements.............................................            912            955
                                                                                        ----------     ----------
                                                                                        $   95,267     $   83,750
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Effective January 1, 2000, funds from operations is defined to mean net income (loss) available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from sales of property and extraordinary items determined in accordance with GAAP, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the three months ended March 31, 2000 and 1999 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution



                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   -------------------------------
                                                                                       2000                1999
                                                                                   ------------       ------------
Net income available to common shareholders .................................      $     24,964       $     21,420
   Extraordinary item, net of minority interest .............................                --                458
   Net (gain) loss on sale of assets ........................................              (687)             1,567
   Minority interest of common unitholders in the Operating Partnership .....             3,320              2,992
                                                                                   ------------       ------------
Adjusted net income .........................................................            27,597             26,437
   Depreciation of real estate assets(1) ....................................            15,893             12,317
                                                                                   ------------       ------------
Funds from Operations(2) ....................................................            43,490             38,754
   Recurring capital expenditures(3) ........................................            (1,938)            (1,873)
   Non-recurring capital expenditures(4) ....................................              (830)              (554)
   Loan amortization payments ...............................................              (310)               (20)
                                                                                   ------------       ------------
Cash Available for Distribution .............................................      $     40,412       $     36,307
                                                                                   ============       ============
Revenue generating capital expenditures (5) .................................      $        576       $      1,018
                                                                                   ============       ============
Cash Flow Provided By (Used In):
Operating activities ........................................................      $     42,360       $     42,682
Investing activities ........................................................      $    (60,387)      $    (74,386)
Financing activities ........................................................      $     31,500       $     41,525
Weighted average common shares outstanding - basic ..........................        39,025,775         38,149,210
                                                                                   ============       ============
Weighted average common shares and units outstanding - basic ................        44,219,200         43,364,934
                                                                                   ============       ============
Weighted average common shares outstanding - diluted ........................        39,407,667         38,474,982
                                                                                   ============       ============
Weighted average common shares and units outstanding - diluted ..............        44,601,092         43,690,706
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

(2) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles. The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(3) Recurring capital expenditures consisted primarily of $792 and $707 of carpet replacement and $1,146 and $1,166 of other additions and improvements to existing communities for the three months ended March 31, 2000 and 1999, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $912 and $955 for the three months ended March 31, 2000 and 1999, respectively, are excluded from the calculation of CAD.
(4) Non-recurring capital expenditures consisted of community additions and improvements of $830 and $554 for the three months ended March 31, 2000 and 1999, respectively.
(5) Revenue generating capital expenditures are primarily comprised of major renovations of communities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since December 31, 1999.

PART II.        OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

                None

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

                None

ITEM 5.         OTHER INFORMATION

                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)    Exhibits

                27.1 Financial Data Schedule for the Company - First Quarter 2000 (for SEC filing purposes only)
                27.2 Financial Data Schedule for the Operating Partnership - First Quarter 2000 (for SEC filing purposes only)

                The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

                (b)   Reports on Form 8-K

                There were no reports on Form 8-K filed by either registrant during the three month period ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST PROPERTIES, INC.



May 15, 2000                                    /s/ John T. Glover
--------------------------                      --------------------------------
          (Date)                                John T. Glover, President
                                                (Principal Financial Officer)



May 15, 2000                                    /s/ R. Gregory Fox
--------------------------                      --------------------------------
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



POST APARTMENT HOMES, L.P.
                                          By: Post GP Holdings, Inc., as
                                              General Partner


May 15, 2000                              /s/ John T. Glover
-------------------------                 --------------------------------------
        (Date)                            John T. Glover, President
                                          (Principal Financial Officer)



May 15, 2000                              /s/ R. Gregory Fox
-------------------------                 --------------------------------------
        (Date)                            R. Gregory Fox
                                          Executive Vice President, Chief
                                          Accounting Officer