Form 10-Q
period 2000-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2000-11-14
CIK 903127, 1012271

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

                For the quarterly period ended September 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________
                   Commission file numbers 1-12080 and 0-28226
                            ------------------------

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

                   -----------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        39,607,407 shares of common stock outstanding as of November 10, 2000 (excluding treasury stock).


================================================================================

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                      INDEX

                                                                                                                 PAGE
PART I   FINANCIAL INFORMATION
         ITEM 1    FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...........................1
             Consolidated Statements of Operations for the three and nine months ended
                September 30, 2000 and 1999.......................................................................2
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                nine months ended September 30, 2000..............................................................3
             Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2000 and 1999.......................................................................4
             Notes to Consolidated Financial Statements...........................................................5

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999..........................10
             Consolidated Statements of Operations for the three and nine months ended
                September 30, 2000 and 1999......................................................................11
             Consolidated Statement of Partners' Equity for the nine months ended
                September 30, 2000...............................................................................12
             Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2000 and 1999......................................................................13
             Notes to Consolidated Financial Statements .........................................................14

         ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS....................................................................................19

         ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................30

PART II  OTHER INFORMATION.......................................................................................31

         ITEM 1  LEGAL PROCEEDINGS
         ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS
         ITEM 3  DEFAULTS UPON SENIOR SECURITIES
         ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDER
         ITEM 5  OTHER INFORMATION
         ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES..............................................................................................32

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                               2000              1999
                                                                                           ------------       ------------
                                                                                            (UNAUDITED)
ASSETS
   Real estate:
     Land...........................................................................       $    301,217       $    277,784
     Building and improvements......................................................          1,768,041          1,574,158
     Furniture, fixtures and equipment..............................................            185,758            137,602
     Construction in progress.......................................................            479,245            576,361
     Land held for future development...............................................             40,176             16,880
                                                                                           ------------       ------------
                                                                                              2,774,437          2,582,785
     Less: accumulated depreciation.................................................           (341,589)          (303,016)
     Assets held for sale...........................................................             43,181                 --
                                                                                           ------------       ------------
   Real estate assets...............................................................          2,476,029          2,279,769
   Cash and cash equivalents........................................................             17,939              5,870
   Restricted cash..................................................................              1,335              1,380
   Deferred charges, net............................................................             20,551             20,820
   Other assets.....................................................................             55,053             42,334
                                                                                           ------------       ------------
     Total assets...................................................................       $  2,570,907       $  2,350,173
                                                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable....................................................................       $  1,174,339       $    989,583
   Accrued interest payable.........................................................             15,409              9,160
   Dividends and distributions payable..............................................             34,506             31,285
   Accounts payable and accrued expenses............................................             75,492             59,780
   Security deposits and prepaid rents..............................................              9,910              9,023
                                                                                           ------------       ------------
     Total liabilities..............................................................          1,309,656          1,098,831
                                                                                           ------------       ------------
   Minority interest of preferred unitholders in Operating Partnership .............             70,000             70,000
   Minority interest of common unitholders in Operating Partnership.................            121,239            122,480
   Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized:
     8 1/2% Series A Cumulative Redeemable Shares, liquidation
       preference $50 per share, 1,000,000 shares issued and outstanding............                 10                 10
     7 5/8% Series B Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and outstanding............                 20                 20
     7 5/8% Series C Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and outstanding............                 20                 20
     Common stock, $.01 par value, 100,000,000 authorized,
       39,607,167 and 38,834,323 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively.......................                396                388
     Additional paid-in capital.....................................................          1,071,969          1,058,424
     Accumulated earnings                                                                            --                 --
                                                                                           ------------       ------------
                                                                                              1,072,415          1,058,862
     Less common stock in treasury at cost, 53,785 shares...........................             (2,403)                --
                                                                                           ------------       ------------
     Total shareholders' equity.....................................................          1,070,012          1,058,862
                                                                                           ------------       ------------
     Total liabilities and shareholders' equity.....................................       $  2,570,907       $  2,350,173
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

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                -----------------------------     -----------------------------
                                                                    2000             1999             2000            1999
                                                                ------------     ------------     ------------     ------------
REVENUE:
  Rental...................................................     $     93,152     $     81,162     $    271,220     $    234,845
  Property management - third-party........................              987              795            2,828            2,434
  Landscape services - third-party.........................            2,743            2,244            7,843            6,482
  Interest.................................................              476              194            1,463              564
  Other....................................................            3,984            3,763           12,913           10,228
                                                                ------------     ------------     ------------     ------------
      Total revenue........................................          101,342           88,158          296,267          254,553
                                                                ------------     ------------     ------------     ------------
EXPENSES:
  Property operating and maintenance expense
     (exclusive of items shown separately below)...........           34,019           29,126           96,909           83,797
  Depreciation expense.....................................           17,929           15,126           51,364           42,121
  Property management - third-party........................              731              755            2,249            2,179
  Landscape services - third-party.........................            2,376            1,859            6,860            5,634
  Interest.................................................           12,789            8,707           35,551           24,075
  Amortization of deferred loan costs......................              414              407            1,199            1,113
  General and administrative...............................            2,788            1,343            6,954            5,494
  Minority interest in consolidated property
  partnerships.............................................             (381)             209           (1,195)             485
                                                                ------------     ------------     ------------     ------------
       Total expense.......................................           70,665           57,532          199,891          164,898
                                                                ------------     ------------     ------------     ------------
Income before net gain (loss) on sale of assets,
  minority interest of unitholders in Operating
  Partnership and extraordinary item.......................           30,677           30,626           96,376           89,655
Net gain (loss) on sale of assets..........................              958             (246)           1,627           (1,337)
Minority interest of preferred unitholders in
  Operating Partnership....................................           (1,400)            (435)          (4,200)            (435)
Minority interest of common unitholders in
  Operating Partnership....................................           (3,156)          (3,206)          (9,899)          (9,435)
                                                                ------------     ------------     ------------     ------------
Income before extraordinary item...........................           27,079           26,739           83,904           78,448
Extraordinary item, net of minority interest of
  unitholders in Operating Partnership.....................               --               --               --             (458)
                                                                ------------     ------------     ------------     ------------
Net income.................................................           27,079           26,739           83,904           77,990
Dividends to preferred shareholders........................           (2,969)          (2,969)          (8,907)          (8,907)
                                                                ------------     ------------     ------------     ------------
Net income available to common shareholders................     $     24,110     $     23,770     $     74,997     $     69,083
                                                                ============     ============     ============     ============

EARNINGS PER COMMON SHARE - BASIC
  Income before extraordinary item (net of preferred
    dividend)..............................................     $       0.61     $       0.62     $       1.91     $       1.81
  Extraordinary item.......................................               --               --               --            (0.01)
                                                                ------------     ------------     ------------     ------------
  Net income available to common shareholders..............     $       0.61     $       0.62     $       1.91     $       1.80
                                                                ============     ============     ============     ============
Weighted average common shares outstanding.................       39,556,981       38,574,434       39,293,302       38,361,877
                                                                ============     ============     ============     ============

EARNINGS PER COMMON SHARE - DILUTED
  Income before extraordinary item (net of preferred
    dividend)..............................................     $       0.60    $        0.61     $       1.88     $       1.79
  Extraordinary item.......................................               --               --               --            (0.01)
                                                                ------------     ------------     ------------     ------------
  Net income available to common shareholders..............     $       0.60     $       0.61     $       1.88     $       1.78
                                                                ============     ============     ============     ============
  Weighted average common shares outstanding...............       40,422,756       39,122,421       39,980,339       38,827,381
                                                                ============     ============     ============     ============
  Dividends declared.......................................     $       0.76     $       0.70     $       2.28     $       2.10
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

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     PREFERRED   COMMON      PAID-IN       ACCUMULATED   TREASURY
                                                      SHARES     SHARES      CAPITAL         EARNINGS      STOCK         TOTAL
                                                     ---------   ------   ------------     -----------   --------    ------------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1999...............................    $  50      $ 388    $  1,058,424     $      --     $      --   $  1,058,862

  Proceeds from Dividend Reinvestment, Employee
   Stock Plan and Employee Stock Purchase Plans...       --          8          29,053            --            --         29,061
  Adjustment for minority interest of common
   unitholders in Operating Partnership at dates
   of capital transactions........................       --         --            (683)           --            --           (683)
  Net income......................................       --         --              --        83,904            --         83,904
  Treasury stock acquisitions.....................       --         --              --            --        (2,403)        (2,403)
  Dividends to preferred shareholders.............       --         --              --        (8,907)           --         (8,907)
  Dividends to common shareholders................       --         --         (14,825)      (74,997)           --        (89,822)
                                                      -----      -----    ------------     ---------     ---------   ------------

SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  SEPTEMBER 30, 2000..............................    $  50      $ 396    $  1,071,969     $      --     $  (2,403)  $  1,070,012
                                                      =====      =====    ============     =========     =========   ============


       The accompanying notes are an integral part of these consolidated financial statements.

                              POST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                               2000              1999
                                                                                           ------------       ------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.........................................................................     $     83,904       $     77,990
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net (gain) loss on sale of assets................................................           (1,627)             1,337
     Minority interest of preferred unitholders in Operating Partnership..............            4,200                435
     Minority interest of common unitholders in Operating Partnership.................            9,899              9,435
     Extraordinary item, net of minority interest of unitholders
      in Operating Partnership........................................................               --                458
     Depreciation.....................................................................           51,364             42,121
     Amortization of deferred loan costs..............................................            1,199              1,113
   Changes in assets, (increase) decrease in:
     Restricted cash..................................................................               45               (427)
     Other assets.....................................................................          (12,719)           (15,909)
     Deferred charges.................................................................           (1,263)            (3,657)
   Changes in liabilities, increase (decrease) in:
     Accrued interest payable.........................................................            6,249              3,362
     Accounts payable and accrued expenses............................................           10,827              5,583
     Security deposits and prepaid rents..............................................              887                172
                                                                                           ------------       ------------
   Net cash provided by operating activities..........................................          152,965            122,013
                                                                                           ------------       ------------
   CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables................         (279,371)          (194,459)
   Net proceeds from sale of assets...................................................           75,231             10,731
   Capitalized interest...............................................................          (18,992)           (14,710)
   Recurring capital expenditures.....................................................           (7,802)            (7,283)
   Corporate additions and improvements...............................................           (1,991)            (6,240)
   Non-recurring capital expenditures.................................................           (2,336)            (1,553)
   Revenue generating capital expenditures............................................           (4,257)            (4,178)
                                                                                           ------------       ------------
   Net cash used in investing activities..............................................         (239,518)          (217,692)
                                                                                           ------------       ------------
   CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of financing costs.........................................................           (1,260)            (1,495)
   Debt proceeds......................................................................          241,000            169,000
   Proceeds for Preferred Units.......................................................               --             68,250
   Debt payments......................................................................          (56,244)           (75,608)
   Distributions to preferred unitholders.............................................           (4,200)                --
   Distributions to common unitholders................................................          (11,520)           (10,679)
   Proceeds from Dividend Reinvestment and
     Employee Stock Purchase Plans....................................................           26,658             15,673
   Dividends paid to preferred shareholders...........................................           (8,907)            (8,907)

   Dividends paid to common shareholders..............................................          (86,905)           (75,344)
                                                                                           ------------       ------------
   Net cash provided by financing activities..........................................           98,622             80,890
                                                                                           ------------       ------------
   Net increase (decrease) in cash and cash equivalents...............................           12,069            (14,789)
   Cash and cash equivalents, beginning of period.....................................            5,870             21,154
                                                                                           ------------       ------------
   Cash and cash equivalents, end of period...........................................     $     17,939       $      6,365
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

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). A $30,000 Medium Term Note was repaid on March 3, 2000.

         On May 9, 2000, the Operating Partnership sold $25,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at the London Interbank Offer Rate ("LIBOR") plus .75% and mature on February 1, 2005. Net proceeds of $24,875 were used to repay outstanding indebtedness. In October 2000, the Company entered into a swap transaction that fixed the rate on this note at 7.28% through maturity.

         On June 16, 2000, the Operating Partnership sold $150,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at 8.12% and mature on June 15, 2005. Net proceeds of $148,865 were used to repay outstanding indebtedness.

         As of September 30, 2000, the Operating Partnership had $360,000 aggregate principal amount of notes outstanding under the MTN Program.

         On October 3, 2000, the Company issued $80,000 of debt secured by two communities. This debt bears interest at 7.69% and matures October 1, 2007.

3.       SALE OF ASSETS AND ASSETS HELD FOR SALE

         During the first quarter of 2000, the Company authorized the sale of five communities, one community in Atlanta, Georgia, three communities in Jackson, Mississippi and one commercial property in Dallas, Texas. During the third quarter of 2000, the Company authorized the sale of two communities in Nashville, Tennessee. In February 2000,

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


         the Company sold the 213 unit community in Atlanta, Georgia for $32,350. Net proceeds of approximately $31,400 were used to pay down outstanding indebtedness. In September 2000, the Company sold the three communities in Jackson, Mississippi, containing a total of 983 units for $44,600. Net proceeds of approximately $43,218 were used to pay down outstanding indebtedness. At September 30, 2000, the remaining two communities and one commercial property consisting of land, building and improvements and furniture, fixtures and equipment were recorded at $43,181, which represented the lower of cost or fair value less costs to sell. The Company has recorded a net gain on the sale of the Atlanta and Jackson communities, reduced by its best estimate of the effect of anticipated sale of the commercial property in the statement of operations as net gain on the sale of assets of $1,627. The Company expects the sale of the remaining three properties to occur during the current fiscal year.

         For the three months ended September 30, 2000 and 1999, the consolidated statement of operations includes net income of $1,044 and $938, respectively, from communities held for sale at September 30, 2000. For the nine months ended September 30, 2000 and 1999, the consolidated statement of operations includes net income of $3,056 and $2,922, respectively, from communities held for sale at September 30, 2000. Through September 30, 2000, depreciation expense totaling $1,035 was recognized on these assets prior to the assets being classified as held for sale. Depreciation expense has not been recognized subsequent to the date of held for sale classification.

4.       EARNINGS PER SHARE

         For the three and nine months ended September 30, 2000 and 1999, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:

                                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                             -------------------------------       -------------------------------
                                                                 2000              1999               2000                 1999
                                                             ------------       ------------       ------------       ------------
Basic and diluted income available to common
 shareholders (numerator):
  Income before extraordinary item ....................      $     27,079       $     26,739       $     83,904       $     78,448
    Less: Preferred stock dividends ...................            (2,969)            (2,969)            (8,907)            (8,907)
                                                             ------------       ------------       ------------       ------------
  Income available to common shareholders
    before extraordinary item .........................      $     24,110             23,770       $     74,997       $     69,541
                                                             ============       ============       ============       ============
Common shares (denominator):
  Weighted average shares outstanding-basic ...........        39,556,981         38,574,434         39,293,302         38,361,877
  Incremental shares from assumed conversion
    of options ........................................           865,775            547,987            687,037            465,504
                                                             ------------       ------------       ------------       ------------
  Weighted average shares outstanding - diluted .......        40,422,756         39,122,421         39,980,339         38,827,381
                                                             ============       ============       ============       ============


5.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the nine months ended September 30, 2000 and 1999 were as follows:

         During the nine months ended September 30, 2000 and 1999, holders of 12,014 and 17,299 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification increasing minority interest and decreasing shareholder's equity in the amount of $683 for the nine months ended September 30, 2000 and decreasing minority interest and increasing shareholder's equity in the amount of $1,023 for the nine months ended September 30, 1999.

6.       NEW ACCOUNTING PRONOUNCEMENTS

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

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is required to be implemented in the fourth fiscal quarter of 2000. Management of the Company anticipates that the adoption of SAB 101 will not have a significant effect on the Company's results of operations or its financial position.

7.       SEGMENT INFORMATION

         SEGMENT DESCRIPTION
         SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information" requires companies to present segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Company's chief operating decision makers to manage the business.

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

    Property Rental Operations

         - Fully stabilized communities - those communities which have been stabilized (the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

         - Communities stabilized during 1999 - communities which reached stabilized occupancy in the prior year.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                             ---------------------------       ---------------------------
                                                                2000             1999            2000             1999
                                                             ----------       ----------       ----------       ----------
REVENUES
Fully stabilized communities ..........................      $   64,562       $   61,784       $  190,720       $  182,622
Communities stabilized during 1999 ....................          10,745           10,012           31,839           27,766
Development and lease-up communities ..................          15,019            5,015           36,482           10,419
Communities held for sale .............................           1,548            1,467            4,537            4,375
Sold communities ......................................           1,326            3,475            6,316           10,622
Third party services ..................................           3,730            3,039           10,671            8,916
Other .................................................           4,412            3,366           15,702            9,833
                                                             ----------       ----------       ----------       ----------
Consolidated revenues .................................      $  101,342       $   88,158       $  296,267       $  254,553
                                                             ==========       ==========       ==========       ==========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities ..........................      $   44,632       $   42,483       $  132,760       $  126,120
Communities stabilized during 1999 ....................           7,438            7,006           21,849           18,750
Development and lease-up communities ..................           9,219            2,908           21,500            5,726
Communities held for sale .............................           1,044              938            3,056            2,922
Sold communities ......................................             846            2,739            4,821            8,069
Third party services ..................................             623              425            1,562            1,103
                                                             ----------       ----------       ----------       ----------
Contribution to FFO ...................................          63,802           56,499          185,548          162,690
                                                             ----------       ----------       ----------       ----------

Other operating income, net of expense ................          (1,682)            (913)          (1,246)            (579)
Depreciation on non-real estate assets ................            (582)            (511)          (1,792)          (1,409)
Minority interest in consolidated property
   partnerships .......................................             381             (209)           1,195             (485)
Interest expense ......................................         (12,789)          (8,707)         (35,551)         (24,075)
Amortization of deferred loan costs ...................            (414)            (407)          (1,199)          (1,113)
General and administrative ............................          (2,788)          (1,343)          (6,954)          (5,494)
Dividends to preferred shareholders ...................          (2,969)          (2,969)          (8,907)          (8,907)
                                                             ----------       ----------       ----------       ----------
Total FFO .............................................          42,959           41,440          131,094          120,628
                                                             ----------       ----------       ----------       ----------

Depreciation on real estate assets ....................         (16,651)         (14,218)         (47,825)         (40,315)
Net gain (loss) on sale of assets .....................             958             (246)           1,627           (1,337)
Minority interest of common unitholders in
   Operating Partnership ..............................          (3,156)          (3,206)          (9,899)          (9,435)
Dividends to preferred shareholders ...................           2,969            2,969            8,907            8,907
                                                             ----------       ----------       ----------       ----------

Income before extraordinary item
   and preferred dividends ............................      $   27,079       $   26,739       $   83,904       $   78,448
                                                             ==========       ==========       ==========       ==========

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   2000                 1999
                                                               -------------        ------------
                                                                (UNAUDITED)
ASSETS
   Real estate:
     Land .............................................        $    301,217         $    277,784
     Building and improvements ........................           1,768,041            1,574,158
     Furniture, fixtures and equipment ................             185,758              137,602
     Construction in progress .........................             479,245              576,361
     Land held for future development .................              40,176               16,880
                                                               ------------         ------------
                                                                  2,774,437            2,582,785
     Less: accumulated depreciation ...................            (341,589)            (303,016)
     Assets held for sale .............................              43,181                   --
                                                               ------------         ------------
   Real estate assets .................................           2,476,029            2,279,769
   Cash and cash equivalents ..........................              17,939                5,870
   Restricted cash ....................................               1,335                1,380
   Deferred charges, net ..............................              20,551               20,820
   Other assets .......................................              55,053               42,334
                                                               ------------         ------------
     Total assets .....................................        $  2,570,907         $  2,350,173
                                                               ============         ============
LIABILITIES AND PARTNERS' EQUITY
   Notes payable ......................................        $  1,174,339         $    989,583
   Accrued interest payable ...........................              15,409                9,160
   Distributions payable ..............................              34,506               31,285
   Accounts payable and accrued expenses ..............              75,492               59,780
   Security deposits and prepaid rents ................               9,910                9,023
                                                               ------------         ------------
     Total liabilities ................................           1,309,656            1,098,831
                                                               ------------         ------------
   Partners' equity ...................................           1,261,251            1,251,342
                                                               ------------         ------------
     Total liabilities and partners' equity ...........        $  2,570,907         $  2,350,173
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -----------------------------     -----------------------------
                                                                    2000             1999             2000             1999
                                                                ------------     ------------     ------------     ------------
REVENUES
  Rental ...................................................    $     93,152     $     81,162     $    271,220     $    234,845
  Property management - third party ........................             987              795            2,828            2,434
  Landscape services - third party .........................           2,743            2,244            7,843            6,482
  Interest .................................................             476              194            1,463              564
  Other ....................................................           3,984            3,763           12,913           10,228
                                                                ------------     ------------     ------------     ------------
         Total revenue .....................................         101,342           88,158          296,267          254,553
                                                                ------------     ------------     ------------     ------------
EXPENSES
  Property operating and maintenance (exclusive of items
   shown separately below) .................................          34,019           29,126           96,909           83,797
  Depreciation expense .....................................          17,929           15,126           51,364           42,121
  Property management - third party ........................             731              755            2,249            2,179
  Landscape services - third party .........................           2,376            1,859            6,860            5,634
  Interest .................................................          12,789            8,707           35,551           24,075
  Amortization of deferred loan costs ......................             414              407            1,199            1,113
  General and administrative ...............................           2,788            1,343            6,954            5,494
  Minority interest in consolidated property partnerships ..            (381)             209           (1,195)             485
                                                                ------------     ------------     ------------     ------------
   Total expenses ..........................................          70,665           57,532          199,891          164,898
                                                                ------------     ------------     ------------     ------------
  Income before net gain (loss) on sale of assets
   and extraordinary item ..................................          30,677           30,626           96,376           89,655
  Net gain (loss) on sale of assets ........................             958             (246)           1,627           (1,337)
                                                                ------------     ------------     ------------     ------------
  Income before extraordinary item .........................          31,635           30,380           98,003           88,318
  Extraordinary item .......................................              --               --               --             (521)
                                                                ------------     ------------     ------------     ------------
  Net income ...............................................          31,635           30,380           98,003           87,797
  Distributions to preferred unitholders ...................          (4,369)          (3,404)         (13,107)          (9,342)
                                                                ------------     ------------     ------------     ------------
  Net income available to common unitholders ...............    $     27,266     $     26,976     $     84,896     $     78,455
                                                                ============     ============     ============     ============
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item (net of preferred
   distributions) ..........................................    $       0.61     $       0.62     $       1.91     $       1.81
  Extraordinary item .......................................              --               --               --            (0.01)
                                                                ------------     ------------     ------------     ------------
  Net income available to common unitholders ...............    $       0.61     $       0.62     $       1.91     $       1.80
                                                                ============     ============     ------------     ------------
  Weighted average common units outstanding ................      44,738,392       43,772,859       44,480,261       43,567,297
                                                                ============     ============     ============     ============
EARNINGS PER COMMON UNIT- DILUTED
  Income before extraordinary item (net of preferred
   distributions) ..........................................    $       0.60     $       0.61     $       1.88     $       1.79
  Extraordinary item .......................................              --               --               --            (0.01)
                                                                ------------     ------------     ------------     ------------
  Net income available to common unitholders ...............    $       0.60     $       0.61     $       1.88     $       1.78
                                                                ============     ============     ------------     ============
  Weighted average common units outstanding ................      45,604,167       44,320,846       45,167,298       44,032,801
                                                                ============     ============     ============     ============
   Distributions declared ..................................    $       0.76     $       0.70     $       2.28     $       2.10
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

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              GENERAL          LIMITED
                                                              PARTNER          PARTNERS             TOTAL
                                                              --------        -----------        -----------

PARTNERS' EQUITY, DECEMBER 31, 1999 ...................       $ 11,993        $ 1,239,349        $ 1,251,342
Contributions from the Company related to Dividend
   Reinvestment and Employee Stock Purchase Plans .....            267             26,391             26,658
Distributions to preferred unitholders ................             --            (13,107)           (13,107)

Distributions to common unitholders ...................         (1,016)          (100,629)          (101,645)

Net income ............................................            980             97,023             98,003
                                                              --------        -----------        -----------

PARTNERS' EQUITY, SEPTEMBER 30, 2000 ..................       $ 12,224        $ 1,249,027        $ 1,261,251
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    -----------------------------
                                                                       2000               1999
                                                                    ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................        $   98,003         $   87,797
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Net (gain) loss on sale of assets .......................            (1,627)             1,337
   Extraordinary item ......................................                --                521
   Depreciation ............................................            51,364             42,121
   Amortization of deferred loan costs .....................             1,199              1,113
Changes in assets, (increase) decrease in:
   Restricted cash .........................................                45               (427)
   Other assets ............................................           (12,719)           (15,909)
   Deferred charges ........................................            (1,263)            (3,657)
Changes in liabilities, increase (decrease) in:
   Accrued interest payable ................................             6,249              3,362
   Accounts payable and accrued expenses ...................            10,827              5,583
   Security deposits and prepaid rents .....................               887                172
                                                                    ----------         ----------
   Net cash provided by operating activities ...............           152,965            122,013
                                                                    ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets,
   net of payables .........................................          (279,371)          (194,459)
 Proceeds from sale of assets ..............................            75,231             10,731
 Capitalized interest ......................................           (18,992)           (14,710)
 Recurring capital expenditures ............................            (7,802)            (7,283)
 Corporate additions and improvements ......................            (1,991)            (6,240)
 Non-recurring capital expenditures ........................            (2,336)            (1,553)
 Revenue generating capital expenditures ...................            (4,257)            (4,178)
                                                                    ----------         ----------
 Net cash (used in) investing activities ...................          (239,518)          (217,692)
                                                                    ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs .................................            (1,260)            (1,495)
Debt proceeds ..............................................           241,000            169,000
Proceeds from issuance of preferred units ..................                --             68,250
Debt payments ..............................................           (56,244)           (75,608)
Proceeds from contributions from PPI related to Dividend
   Reinvestment and Employee Stock Purchase Plans ..........            26,658             15,673
Distributions paid to preferred unitholders ................           (13,107)            (8,907)
Distributions paid to common unitholders ...................           (98,425)           (86,023)
                                                                    ----------         ----------
Net cash provided by financing activities ..................            98,622             80,890
                                                                    ----------         ----------
Net increase (decrease) in cash and cash equivalents .......            12,069            (14,789)
Cash and cash equivalents, beginning of period .............             5,870             21,154
                                                                    ----------         ----------
Cash and cash equivalents, end of period ...................        $   17,939         $    6,365
                                                                    ==========         ==========


       The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

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

     BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the current year's financial statement presentation.

2.   NOTES PAYABLE

     Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). A $30,000 Medium Term Note was repaid on March 3, 2000.

     On May 9, 2000, the Operating Partnership sold $25,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at the London Interbank Offer Rate ("LIBOR") plus .75% and mature on February 1, 2005. Net proceeds of $24,875 were used to repay outstanding indebtedness. In October 2000, the Operating Partnership entered into a swap transaction that fixed the rate on this note at 7.28% through maturity.

     On June 16, 2000, the Operating Partnership sold $150,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at 8.12% and mature on June 15, 2005. Net proceeds of $148,865 were used to repay outstanding indebtedness.

     As of September 30, 2000, the Operating Partnership had $360,000 aggregate principal amount of notes outstanding under the MTN Program.

     On October 3, 2000, the Operating Partnership issued $80,000 of debt secured by two communities. This debt bears interest at 7.69% and matures on October 1, 2007.

3.   SALE OF ASSETS AND ASSETS HELD FOR SALE

     During the first quarter of 2000, the Operating Partnership authorized the sale of five communities, one community in Atlanta, Georgia, three communities in Jackson, Mississippi and one commercial property in Dallas, Texas.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

     During the third quarter of 2000, the Operating Partnership authorized the sale of two communities in Nashville, Tennessee. In February 2000, the Operating Partnership sold the 213 unit community in Atlanta, Georgia for $32,350. Net proceeds of approximately $31,400 were used to pay down outstanding indebtedness. In September 2000, the Operating Partnership sold the three communities in Jackson, Mississippi, containing a total of 983 units, for $44,600. Net proceeds of approximately $43,218 were used to repay outstanding indebtedness. At September 30, 2000, the remaining two communities and one commercial property consisting of land, building and improvements and furniture, fixtures and equipment were recorded at $43,181, which represented the lower of cost or fair value less costs to sell. The Operating Partnership has recorded a net gain on the sale of the Atlanta and Jackson communities, reduced by its best estimate of the effect of anticipated sale of the commercial property in the statement of operations as net gain on the sale of assets of $1,627. The Operating Partnership expects the sale of the remaining three properties to occur during the current fiscal year.

     For the three months ended September 30, 2000 and 1999, the consolidated statement of operations includes net income of $1,044 and $938, respectively, from communities held for sale at September 30, 2000. For the nine months ended September 30, 2000 and 1999, the consolidated statement of operations includes net income of $3,056 and $2,922, respectively, from communities held for sale at September 30, 2000. Through September 30, 2000, depreciation expense totaling $1,035 was recognized on these assets prior to the assets being classified as held for sale. Depreciation expense has not been recognized subsequent to the date of held for sale classification.

4.   EARNINGS PER UNIT

     For the three and nine months ended September 30, 2000 and 1999, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per unit is as follows:

                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                    ------------------------------        ------------------------------
                                                       2000                1999               2000              1999
                                                    -----------        -----------        -----------        -----------
Basic and diluted income available to common
  unitholders (numerator):
  Income before extraordinary item                  $    31,635        $    30,380        $    98,003        $    88,318
    Less: Preferred unit distributions                   (4,369)            (3,404)           (13,107)            (9,342)
                                                    -----------        -----------        -----------        -----------
  Income available to common unitholders
    before extraordinary item                       $    27,266        $    26,976        $    84,896        $    78,976
                                                    ===========        ===========        ===========        ===========
Common units (denominator):
  Weighted average units outstanding - basic         44,738,392         43,772,859         44,480,261         43,567,297
  Incremental units from assumed conversion
    of options                                          865,775            547,987            687,037            465,504
                                                    -----------        -----------        -----------        -----------
  Weighted average units outstanding - diluted       45,604,167         44,320,846         45,167,298         44,032,801
                                                    ===========        ===========        ===========        ===========

5.   NEW ACCOUNTING PRONOUNCEMENTS

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is required to be implemented in the fourth fiscal quarter of 2000. Management of the Operating Partnership anticipates that the adoption of SAB 101 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

6.   SEGMENT INFORMATION

     SEGMENT DESCRIPTION
     SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information" requires companies to present segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Operating Partnership's chief operating decision makers to manage the business.

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

     Property Rental Operations

     - Fully stabilized communities - those communities which have been stabilized (the point in time which a property reached 95% occupancy or one year after completion of construction) for both the current and prior year.

     - Communities stabilized during 1999 - communities which reached stabilized occupancy in the prior year.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

Summarized financial information concerning the Operating Partnership's reportable segments is shown in the following tables.

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                   ------------------------       -------------------------
                                                      2000           1999            2000           1999
                                                   ---------       --------       ---------       ---------
REVENUES
Fully stabilized communities ................      $  64,562       $ 61,784       $ 190,720       $ 182,622
Communities stabilized during 1999 ..........         10,745         10,012          31,839          27,766
Development and lease-up communities ........         15,019          5,015          36,482          10,419
Communities held for sale ...................          1,548          1,467           4,537           4,375
Sold communities ............................          1,326          3,475           6,316          10,622
Third party services ........................          3,730          3,039          10,671           8,916
Other .......................................          4,412          3,366          15,702           9,833
                                                   ---------       --------       ---------       ---------

Consolidated revenues .......................      $ 101,342       $ 88,158       $ 296,267       $ 254,553
                                                   =========       ========       =========       =========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities ................      $  44,632       $ 42,483       $ 132,760       $ 126,120
Communities stabilized during 1999 ..........          7,438          7,006          21,849          18,750
Development and lease-up communities ........          9,219          2,908          21,500           5,726
Communities held for sale ...................          1,044            938           3,056           2,922
Sold communities ............................            846          2,739           4,821           8,069
Third party services ........................            623            425           1,562           1,103
                                                   ---------       --------       ---------       ---------

Contribution to FFO .........................         63,802         56,499         185,548         162,690
                                                   ---------       --------       ---------       ---------

Other operating income, net of expense ......           (282)          (478)          2,954            (144)
Depreciation on non-real estate assets ......           (582)          (511)         (1,792)         (1,409)
Minority interest in consolidated property
partnership .................................            381           (209)          1,195            (485)
Interest expense ............................        (12,789)        (8,707)        (35,551)        (24,075)
Amortization of deferred loan costs .........           (414)          (407)         (1,199)         (1,113)
General and administrative ..................         (2,788)        (1,343)         (6,954)         (5,494)
Distributions to preferred unitholders ......         (4,369)        (3,404)        (13,107)         (9,342)
                                                   ---------       --------       ---------       ---------

Total FFO ...................................         42,959         41,440         131,094         120,628
                                                   ---------       --------       ---------       ---------

Depreciation on real estate assets ..........        (16,651)       (14,218)        (47,825)        (40,315)
Net gain (loss) on sale of assets ...........            958           (246)          1,627          (1,337)
Distributions to preferred unitholders ......          4,369          3,404          13,107           9,342
                                                   ---------       --------       ---------       ---------

Income before extraordinary item and
preferred distributions .....................      $  31,635       $ 30,380       $  98,003       $  88,318
                                                   =========       ========       =========       =========

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

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

As of September 30, 2000, there were 44,788,578 units in the Operating Partnership outstanding, of which 39,607,167 or 88.4%, were owned by the Company and 5,181,411, or 11.6%, were owned by other limited partners (including certain officers and directors of the Company). As of September 30, 2000, there were 7,800,000 preferred units outstanding, of which 5,000,000 were owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The Company recorded net income available to common shareholders of $24,110 and $74,997 for the three and nine months ended September 30, 2000, respectively, which represent increases of 1.4% and 8.6%, respectively, over the corresponding periods in 1999 primarily as a result of additional units placed in service through the development of new communities and increases in rental rates on existing units.

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

As of September 30, 2000, the Company's portfolio of apartment communities consisted of the following: (i) 69 communities which were completed and stabilized for all of the current and prior year, (ii) eight communities which achieved full stabilization during the prior year (iii) 25 communities either stabilized in the current year or presently in the development or lease-up stages and (iv) two communities that are currently under contract for sale.

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

Since its inception, the Company has applied an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses)

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the three and nine months ended September 30, 2000 were $521 and $2,138, respectively. Lease up deficits for the three and nine months ended September 30, 1999 were $805 and $1,901, respectively.

In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1999.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and nine months ended September 30, 2000 and 1999 is summarized as follows:

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                SEPTEMBER 30,                              SEPTEMBER 30,
                                                      ----------------------------------       -----------------------------------
                                                        2000        1999         %CHANGE         2000          1999        %CHANGE
                                                      -------      -------       -------       --------      --------      -------
Rental and other revenue:
Mature communities(1) ..........................      $64,562      $61,784          4.5%       $190,720      $182,622          4.4%
Communities stabilized during 1999 .............       10,745       10,012          7.3%         31,839        27,766         14.7%
Development and lease-up communities(2) ........       15,019        5,015        199.5%         36,482        10,419        250.1%
Communities held for sale(3) ...................        1,548        1,467          5.5%          4,537         4,375          3.7%
Sold communities(4) ............................        1,326        3,475        (61.8)%         6,316        10,622        (40.5)%
Other revenue(5) ...............................        3,936        3,172         24.1%         14,239         9,269         53.6%
                                                      -------      -------                     --------      --------
                                                       97,136       84,925         14.4%        284,133       245,073         15.9%
                                                      -------      -------                     --------      --------
Property operating and maintenance expense
(exclusive of depreciation and amortization):
Mature communities(1) ..........................       19,930       19,301          3.3%         57,960        56,502          2.6%
Communities stabilized during 1999 .............        3,307        3,006         10.0%          9,990         9,016         10.8%
Development and lease-up communities(2) ........        5,800        2,107        175.3%         14,982         4,693        219.2%
Communities held for sale(3) ...................          504          529         (4.7)%         1,481         1,453          1.9%
Sold communities(4) ............................          480          736        (34.8)%         1,495         2,553        (41.4)%
Other expenses(6) ..............................        3,998        3,447         16.0%         11,001         9,580         14.8%
                                                      -------      -------                     --------      --------
                                                       34,019       29,126         16.8%         96,909        83,797         15.6%
                                                      -------      -------                     --------      --------
Revenue in excess of specified expense .........      $63,117      $55,799         13.1%       $187,224      $161,276         16.1%
                                                      =======      =======                     ========      ========
Recurring capital expenditures:(7)
  Carpet .......................................      $   777      $   763          1.8%       $  2,187      $  2,170          0.8%
  Other ........................................        2,563        1,841         39.2%          5,615         5,113          9.8%
                                                      -------      -------                     --------      --------
  Total ........................................      $ 3,340      $ 2,604         28.3%       $  7,802      $  7,283          7.1%
                                                      =======      =======                     ========      ========
Average apartment units in service .............       31,763       29,763          6.7%         31,254        29,291          6.7%
                                                      =======      =======                     ========      ========
Recurring capital expenditures per
  apartment unit ...............................      $   105      $    87         20.7%       $    250      $    249          0.4%
                                                      =======      =======                     ========      ========

(1)  Communities which reached stabilization prior to January 1, 1999.
(2) Communities in the "construction", "development" or "lease-up" stage during 1999 and, therefore, not considered fully stabilized for all of the periods presented.
(3)  Includes two communities in Tennessee and one commercial property in Texas.
(4) Includes one community, containing 213 units, which was sold on February 4, 2000, and three communities containing 983 units which were sold on September 6, 2000.
(5) Includes revenue from furnished apartment rentals above the unfurnished rental rates, revenue from commercial properties and other revenue not directly related to property operations.
(6) Includes certain indirect central office operating expenses related to management, grounds maintenance, costs associated with furnished apartment rentals and operating expenses from commercial properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

(7) In addition to these expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset or substantially extending the useful life of an existing asset, all of which are capitalized.

For the three and nine months ended September 30, 2000, rental and other revenue increased $12,211, or 14.4%, and $39,060, or 15.9%, respectively, compared to the same periods in the prior year primarily as a result of the completion of new communities, increased rental rates for existing communities, increased revenue from commercial properties and other ancillary income. For the three and nine months ended September 30, 2000, property operating and maintenance expenses increased $4,893, or 16.8%, and $13,112, or 15.6%, respectively, compared to the same periods in the prior year, primarily as a result of the completion of new communities.

For the three and nine months ended September 30, 2000, recurring capital expenditures increased $736, or 28.3% ($18, or 20.7% on a per unit apartment basis), and $519, or 7.1% ($1, or .4% on a per unit apartment basis), respectively, compared to the same periods in the prior year, primarily due to the timing of capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

MATURE COMMUNITIES

The Company defines mature communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 69 communities containing an aggregate of 23,641 units which were fully stabilized as of January 1, 1999, is summarized as follows:

                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                 ----------------------------------    ------------------------------------
                                                                                %                                       %
                                                   2000          1999        Change       2000           1999        Change
                                                 --------      --------      ------     --------       --------      ------
Rental and other revenue(1) ...............      $ 64,562      $ 61,784       4.5%      $190,720       $182,622        4.4%
Property operating and maintenance
 expense (exclusive of depreciation and
 amortization)(1) ..........................       19,930        19,301       3.3%        57,960         56,502        2.6%
                                                 --------      --------                 --------       --------
Revenue in excess of specified expense ....      $ 44,632      $ 42,483       5.1%      $132,760       $126,120        5.3%
                                                 ========      ========                 ========       ========
Recurring capital expenditures:(2)
 Carpet ...................................      $    751      $    734       2.3%      $  2,107       $  2,070        1.8%
 Other ....................................         2,092         1,667      25.5%         4,920          4,688        4.9%
                                                 --------      --------                 --------       --------
 Total ....................................      $  2,843      $  2,401      18.4%      $  7,027       $  6,758        4.0%
                                                 ========      ========                 ========       ========
Recurring capital expenditures per
 apartment unit(3) ........................      $    120      $    102      17.6%      $    297       $    286        3.8%
                                                 ========      ========                 ========       ========
Average economic occupancy(4) .............          97.2%         96.7%      0.5%          96.9%          96.5%       0.4%
                                                 ========      ========                 ========       ========
Average monthly rental rate per
 apartment unit(5) ........................      $    904      $    870       3.9%      $    895       $    859        4.2%
                                                 ========      ========                 ========       ========
Apartment units in service ................        23,641        23,641                   23,641         23,641
                                                 ========      ========                 ========       ========

(1)  Communities which reached stabilization prior to January 1, 1999.
(2) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(3) In addition to such capitalized expenditures, the Company expensed $176 and $170 per unit on building maintenance (inclusive of direct salaries) and $55 and $48 per unit on landscaping (inclusive of direct salaries) for the three months ended September 30, 2000 and 1999, respectively.
(4) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 95.4% and 95.3% for the three months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999, concessions were $931 and $705, respectively, and employee discounts were $228 and $163, respectively.
(5) Average monthly rental rate is defined as the average of the gross actual rates for occupied units and the anticipated rental rates for unoccupied units.

For the three and nine months ended September 30, 2000, rental and other revenue increased $2,778, or 4.5%, and $8,098, or 4.4%, respectively, compared to the same periods in the prior year, primarily due to increased rental rates. For the three and nine months ended September 30, 2000, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $629, or 3.3%, and $1,458, or 2.6%, respectively, compared to the same periods in the prior year, primarily as a result of increased personnel expense, real estate taxes and insurance, partially offset by a decline in advertising and promotion expense.

For the three and nine months ended September 30, 2000, recurring capital expenditures per unit increased $18, or 17.6%, and $11, or 3.8%, respectively, compared to the same periods in the prior year, as a result of the timing of expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three and nine months ended September 30, 2000 and 1999 is summarized as follows:

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                 --------------------------------       ----------------------------------
                                                    2000         1999      %CHANGE        2000           1999       %CHANGE
                                                 --------      --------    -------      --------       --------     -------
Property management and other revenue .....      $    987      $    795      24.2%      $  2,828       $  2,434       16.2%
Property management expense ...............           731           755      (3.2)%        2,249          2,179        3.2%
Depreciation expense ......................             7             7       0.0%            21             20        5.0%
                                                 --------      --------                 --------       --------
Revenue in excess of specified expense ....      $    249      $     33     654.5%      $    558       $    235      137.4%
                                                 ========      ========                 ========       ========
Average apartment units managed ...........        14,613        12,169      20.1%        14,114         12,327       14.5%
                                                 ========      ========                 ========       ========

The increase in revenue in excess of specified expense for the three and nine months ended September 30, 2000 compared to the same periods in the prior year is primarily attributable to an increase in the average number of units managed.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc. ("Post Landscape Group"), formerly called Post Landscape Services, Inc.

The operating performance of Post Landscape Group for the three and nine months ended September 30, 2000 and 1999 is summarized as follows:

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                 ---------------------------------      -----------------------------------
                                                   2000          1999      %CHANGE        2000            1999      %CHANGE
                                                 --------      --------    -------      --------       --------     -------

Landscape services and other revenue ......      $  2,743      $  2,244      22.2%      $  7,843       $  6,482       21.0%
Landscape services expense ................         2,376         1,859      27.8%         6,860          5,634       21.8%
Depreciation expense ......................            96            78      23.1%           273            212       28.8%
                                                 --------      --------                 --------       --------
Revenue in excess of specified expense ....      $    271      $    307     (11.7)%     $    710       $    636       11.6%
                                                 ========      ========                 ========       ========


The increase in landscape services and other revenue, landscape services expense and general and administrative expense for the three and nine months ended September 30, 2000 compared to the same periods in 1999 is primarily due to increases in landscape contracts. The increase in depreciation expense is primarily due to the additions of vehicles and equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

OTHER EXPENSES

Depreciation expense increased $2,803, or 18.5%, and $9,243, or 21.9%, respectively, for the three and nine months ended September 30, 2000 compared to the same periods in the prior year, primarily as a result of an increase in units in service, additional leasehold improvements and technology expenditures.

General and administrative expense increased $1,445, or 107.6%, and $1,460, or 26.6%, respectively, for the three and nine months ended September 30, 2000, compared to the same period in the prior year, primarily as a result of reduced capitalization of overhead to communities under development, movement of an executive from property management to corporate operations and increased travel and vehicle expense.

The extraordinary item of $458 for the nine months ended September 30, 1999, net of minority interest portion, was due to the write off of loan costs resulting from the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $122,013 for the nine months ended September 30, 1999 to $152,965 for the nine months ended September 30, 2000, principally due to an increase in net income and changes in working capital. Net cash used in investing activities increased from $217,692 in the nine months ended September 30, 1999 to $239,518 in the nine months ended September 30, 2000 principally due to increased construction spending partially offset by proceeds from the sale of four communities. The Company's net cash provided by financing activities increased from $80,890 for the nine months ended September 30, 1999 to $98,622 for the nine months ended September 30, 2000, primarily due to proceeds from the sale of notes and reduced debt payments partially offset by proceeds from the sale of Preferred Units in the third quarter of 1999.

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

At September 30, 2000, the Company had total indebtedness of $1,174,339, an increase of $184,756 from its total indebtedness at December 31, 1999, and cash and cash equivalents of $17,939. At September 30, 2000, the Company's indebtedness included approximately $155,708 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880, senior unsecured notes of $535,000, borrowings under the Revolver of $231,000 and other unsecured lines of credit and unsecured debt of $16,751.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of communities, joint ventures, or, possibly in connection with acquisitions of land or improved properties, units of the Operating Partnership. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

Lines Of Credit
During the first quarter, the Operating Partnership extended the maturity date on its syndicated unsecured lines of credit (the "Revolver") by one year to April 30, 2003. Borrowing under the Revolver bears interest at LIBOR plus .825% or prime minus .25%. Also during the first quarter, the Company reached an agreement with a syndicated group of banks for an incremental $200,000, 364 day facility at terms equal to the Revolver. At September 30, 2000, there was $231,000 outstanding under the Revolver and $16,751 outstanding under other lines of credit.

Medium Term Notes
The Operating Partnership has established a program for the sale of Medium Term Notes due three months or more from date of issue (the "MTN Program"). A $30,000 Medium Term Note was repaid on March 3, 2000.

On May 9, 2000, the Operating Partnership sold $25,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at the London Interbank Offer Rate ("LIBOR") plus .75% and mature on February 1, 2005. Net proceeds of $24,875 were used to repay outstanding indebtedness. In October 2000, the Operating Partnership entered into a swap transaction that fixed the rate on the note at 7.28% through maturity.

On June 16, 2000, the Operating Partnership sold $150,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at 8.12% and mature on June 15, 2005. Net proceeds of $148,865 were used to repay outstanding indebtedness.

As of September 30, 2000, the Operating Partnership had $360,000 aggregate principal amount of notes outstanding under the MTN Program.

Fixed Rate Notes
On October 3, 2000, the Company issued $80,000 of debt secured by the communities. This debt bears interest at 7.69% and matures October 1, 2007.

In early October, the Company announced that it had conducted a reassessment of its markets, its development pipeline and capital funding plans and concluded that it would reduce future development activities and related expenditures. The reduction in development activities will result in the abandonment of certain projects in the predevelopment stage (and write-off of associated deferred predevelopment costs) as well as termination of certain employees involved in development activities. The Company has not yet finalized its decisions regarding the specific projects to be abandoned but expects that decisions regarding such projects will be completed during the fourth quarter of 2000. Nonetheless, the Company expects that the amount of deferred costs to be written-off and severance costs to be accrued in the fourth quarter could range between $6,000 and $7,500. The abandonment will not result in additional cash outlay by the Company. As of November 9, 2000, management believes the amount of identified severance costs are immaterial to its cash flows and future operating costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

Schedule of Indebtedness
The following table reflects the Company's indebtedness at September 30, 2000:

                                                                                                             MATURITY      PRINCIPAL
             DESCRIPTION                               LOCATION            INTEREST RATE                      DATE(1)       BALANCE
             -----------                               --------            -------------                     --------      ---------
CONVENTIONAL FIXED RATE (SECURED)
Post Hillsboro Village & The Lee
Apartments ....................................      Nashville, TN              9.20%                        10/01/01    $    2,874
Parkwood Townhomes(TM) ........................      Dallas, TX                7.375%                        04/01/14           808
Northwestern Mutual Life ......................      Atlanta, GA                6.50%                        03/01/09        48,826
                                                                                                                         ----------
                                                                                                                             52,508
                                                                                                                         ----------
CONVENTIONAL FLOATING RATE (SECURED)
FNMA ..........................................      Atlanta, GA           LIBOR + .935%                     07/23/29       103,200
                                                                                                                         ----------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R)Series 1995 ....................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25         9,895
Post Valley(R)Series 1995 .....................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25        18,600
Post Brook(R)Series 1995 ......................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25         4,300
Post Village(R)(Atlanta) Hills Series 1995 ....      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25         7,000
Post Mill(R)Series 1995 .......................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25        12,880
Post Canyon(R)Series 1996 .....................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25        16,845
Post Corners(R)Series 1996 ....................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25        14,760
Post Bridge(R) ................................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25        12,450
Post Village(R)(Atlanta) Gardens ..............      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25        14,500
Post Chase(R) .................................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25        15,000
Post Walk(R) ..................................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25        15,000
Post Lake(R) ..................................      Orlando, FL      "AAA" NON-AMT + .515% (2)(3)           06/01/25        28,500
Post Fountains at Lee Vista(R) ................      Orlando, FL      "AAA" NON-AMT + .515% (2)(3)           06/01/25        21,500
Post Village(R)(Atlanta) Fountains
   and Meadows ................................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25        26,000
Post Court(R) .................................      Atlanta, GA      "AAA" NON-AMT + .515% (2)(3)           06/01/25        18,650
                                                                                                                         ----------
                                                                                                                            235,880
                                                                                                                         ----------
SENIOR NOTES (UNSECURED)
Northwestern Mutual Life ......................      N/A                        8.21%                        06/07/01        30,000
Medium Term Notes .............................      N/A                        7.02%                        04/02/01        37,000
Northwestern Mutual Life ......................      N/A                        8.37%                        06/07/02        20,000
Senior Notes ..................................      N/A                        7.25%                        10/01/03       100,000
Medium Term Notes .............................      N/A                        7.30%                        04/01/04        13,000
Medium Term Notes .............................      N/A                        6.69%                        09/22/04        10,000
Medium Term Notes .............................      N/A                        6.78%                        09/22/05        25,000
Medium Term Notes .............................      N/A                   LIBOR + .75% (4)                  02/01/05        25,000
Medium Term Notes .............................      N/A                        8.12%                        06/15/05       150,000
Senior Notes ..................................      N/A                        7.50%                        10/01/06        25,000
Mandatory Par Put Remarketed
Securities ....................................      N/A                        6.85%                        03/16/15       100,000
                                                                                                                         ----------
                                                                                                                            535,000
                                                                                                                         ----------
LINES OF CREDIT & OTHER UNSECURED DEBT
City of Phoenix ...............................      N/A                        5.00%                        03/01/21         2,000
Revolver - Syndicated .........................      N/A              LIBOR + .825% or prime minus .25%(7)   04/30/03       231,000
Cash Management Line ..........................      N/A              LIBOR + .675% or prime minus .25%      03/31/01        14,751
                                                                                                                         ----------
                                                                                                                            247,751
                                                                                                                         ----------
TOTAL .........................................                                                                          $1,174,339
                                                                                                                         ==========

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998).
(3) These bonds are cross-collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.
(4) In October 2000, the Company entered into a swap transaction that fixed the rate on this note at 7.28% through maturity.
(5) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(6) This loan is interest-free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

(7) Represents stated rate. The Company may also make "money market" loans of up to $175,000 at rates below the stated rate. At September 30, 2000, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 7.13%.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company for 95% of the market price on the date of purchase. Effective third quarter of 2000, the Company suspended its dividend reinvestment plan.

Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:

                                                                       QUARTER OF    ACTUAL OR ESTIMATED   ACTUAL OR ESTIMATED
                                                      #OF             CONSTRUCTION   QUARTER FIRST UNITS   QUARTER OF STABILIZED
   METROPOLITAN AREA                                 UNITS            COMMENCEMENT        AVAILABLE              OCCUPANCY
   -----------------                                ------            ------------   -------------------   ---------------------
   Atlanta, GA
   Post Stratford(TM) ..............                  250                2Q'99                1Q'00                4Q'00
   Post Spring(TM) .................                  452                3Q'99                2Q'00                3Q'01
   Post Peachtree(TM) ..............                  121                2Q'00                4Q'01                2Q'02
   Post Biltmore ...................                  271                3Q'00                4Q'01                3Q'02
                                                    -----
                                                    1,094
   Charlotte, NC
   Post Uptown Place(TM) ...........                  226                3Q'98                1Q'00                1Q'01
   Post Gateway Place(TM) ..........                  232                3Q'99                3Q'00                3Q'01
   Post Gateway Place II ...........                  204                3Q'00                3Q'01                1Q'02
                                                    -----
                                                      662
   Tampa, FL
   Post Harbour Place(TM) ..........                  319                4Q'98                2Q'00                1Q'01

   Dallas, TX
   Post Legacy .....................                  384                3Q'99                3Q'00                4Q'01
   Post Addison Circle(TM)III ......                  264                3Q'99                3Q'00                2Q'01
   Post Uptown Village(TM)II .......                  196                3Q'99                2Q'00                4Q'00
                                                    -----
                                                      844
   Houston, TX
   Post Midtown Square(TM)(II) .....                  193                1Q'00                4Q'00                4Q'01

   Denver, CO
   Post Uptown Square(TM)I .........                  449                1Q'98                3Q'99                2Q'01
   Post Uptown Square(TM)(II) ......                  247                1Q'00                2Q'01                1Q'02
                                                    -----
                                                      696
   Phoenix, AZ
   Post Roosevelt Square(TM) .......                  403                4Q'98                1Q'00                4Q'01

   Washington, D.C
   Post Pentagon Row ...............                  504                2Q'99                1Q'01                1Q'02

   Austin, TX
   Post West Avenue Lofts(TM) ......                  239                3Q'99                3Q'00                2Q'01

   Pasadena, CA
   Post Paseo ......................                  387                2Q'00                2Q'02                2Q'03
                                                    -----
                                                    5,341
                                                    =====

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

Acquisition of assets and community improvement expenditures for the three and nine months ended September 30, 2000 and 1999 are summarized as follows:

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ------------------------        ------------------------
                                                                2000            1999            2000            1999
                                                              --------        --------        --------        --------
New community development and acquisition activity ....        $112,384        $ 66,266        $303,038        $220,555
Non-recurring capital expenditures:
   Revenue generating additions and improvements ......           2,068           2,064           4,257           4,178
   Other community additions and improvements .........             898             540           2,336           1,553
Recurring capital expenditures:
   Carpet replacements ................................             777             763           2,187           2,170
   Community additions and improvements ...............           2,563           1,841           5,615           5,113
   Corporate additions and improvements ...............             665           3,880           1,991           6,240
                                                               --------        --------        --------        --------
                                                               $119,355        $ 75,354        $319,424        $239,809
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

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is required to be implemented in the fourth fiscal quarter of 2000. Management of the Company anticipates that the adoption of SAB 101 will not have a significant effect on the Company's results of operations or its financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Effective January 1, 2000, FFO is defined by the National Association of Real Estate Trusts as net income available to common shareholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the three and nine months ended September 30, 2000 and 1999 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution


                                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                              -------------------------------       -------------------------------
                                                                   2000              1999                2000              1999
                                                              ------------       ------------       ------------       ------------
Net income available to common shareholders ............      $     24,110       $     23,770       $     74,997       $     69,083
Extraordinary item, net of minority interest ...........                --                 --                 --                458

Net (gain) loss on sale of assets ......................              (958)               246             (1,627)             1,337
Minority interest ......................................             3,156              3,206              9,899              9,435
                                                              ------------       ------------       ------------       ------------
Adjusted net income ....................................            26,308             27,222             83,269             80,313
Depreciation of real estate assets(1) ..................            16,651             14,218             47,825             40,315
                                                              ------------       ------------       ------------       ------------

Funds from Operations(2) ...............................            42,959             41,440            131,094            120,628
Recurring capital expenditures(3) ......................            (3,340)            (2,604)            (7,802)            (7,283)
Non-recurring capital expenditures(4) ..................              (898)              (540)            (2,336)            (1,553)
Loan amortization payments .............................            (1,027)               (20)            (1,626)               (60)
                                                              ------------       ------------       ------------       ------------
Cash Available for Distribution ........................      $     37,694       $     38,276       $    119,330       $    111,732
                                                              ============       ============       ============       ============
Revenue generating capital expenditures(5) .............      $      2,068       $      2,064       $      4,257       $      4,178
                                                              ============       ============       ============       ============
Cash Flow Provided By (Used In):
Operating activities ...................................      $     63,941       $     43,299       $    152,965       $    122,013
Investing activities ...................................           (75,388)      $    (73,110)      $   (239,518)      $   (217,692)
Financing activities ...................................      $     14,172       $     33,251       $     98,622       $     80,890

Weighted average common shares outstanding - basic .....        39,556,981         38,574,434         39,293,302         38,361,877
                                                              ============       ============       ============       ============
Weighted average common shares and units
outstanding - basic ....................................        44,738,392         43,772,859         44,480,261         43,567,297
                                                              ============       ============       ============       ============
Weighted average common shares outstanding - diluted ...        40,422,756         39,122,421         39,980,339         38,827,381
                                                              ============       ============       ============       ============
Weighted average common shares and units
outstanding - diluted ..................................        45,604,167         44,320,846         45,167,298         44,032,801
                                                              ============       ============       ============       ============


(1) Depreciation on real estate assets is net of the minority interest portion of depreciation in consolidated partnerships and depreciation on non-real estate assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

(2) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles. The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(3) Recurring capital expenditures consisted primarily of $777 and $763 of carpet replacement and $2,563 and $1,841 of other additions and improvements to existing communities for the three months ended September 30, 2000 and 1999, respectively and $2,187 and $2,170 of carpet replacement and $5,615 and $5,113 of other additions and improvements to existing communities for the nine months ended September 30, 2000 and 1999, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $665 and $3,880 for the three months ended September 30, 2000 and 1999, respectively, and $1,991 and $6,240 for the nine months ended September 30, 2000 and 1999, respectively, are excluded from the calculation of CAD.
(4) Non-recurring capital expenditures consisted of community additions and improvements of $898 and $540 for the three months ended September 30, 2000 and 1999, respectively, and $2,336 and $1,553 for the nine months ended September 30, 2000 and 1999, respectively.
(5) Revenue generating capital expenditures are primarily comprised of major renovations of communities.

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

                None

ITEM 5.         OTHER INFORMATION

                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


                (a)      Exhibits

                27.1     Financial Data Schedule for the Company - Third
                         Quarter 2000 (for SEC filing purposes only)
                27.2     Financial Data Schedule for the Operating Partnership
                         - Third Quarter 2000 (for SEC filing purposes only)

                         The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

                (b)      Reports on Form 8-K

                         There were no reports on Form 8-K filed by either registrant during the three month period ended
                         September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POST PROPERTIES, INC.

    November 14, 2000                               /s/ R. Gregory Fox
     -----------------                            ------------------------------
          (Date)                                  R. Gregory Fox
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.


                                  By: Post GP Holdings, Inc., as General Partner



     November 14, 2000            /s/ R. Gregory Fox
     -----------------            ---------------------------------------------
            (Date)                R. Gregory Fox
                                  Executive Vice President,
                                  Chief Financial Officer
                                  (Principal Financial Officer)