Form 10-K
period 2000-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2001-03-28
CIK 903127, 1012271

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSMISSION PERIOD FROM            TO
                                             ----------    ----------
                         COMMISSION FILE NUMBER 1-12080
                         COMMISSION FILE NUMBER 0-28226

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


            4401 NORTHSIDE PARKWAY, SUITE 800, ATLANTA, GEORGIA 30327
               (Address of principal executive offices -- zip code)
                                 (404) 846-5000
              (Registrant's telephone number, including area code)
                          ----------------------------
           Securities registered pursuant to section 12(b) of the Act:


                                                      NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                         WHICH REGISTERED
           ----------------------------               ------------------------
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

        Securities registered pursuant to Section 12(g) of the Act: None

                                                      NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                          WHICH REGISTERED
           ----------------------------               ------------------------
          Units of Limited Partnership                            None

                          ----------------------------

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

              Post Properties, Inc.:      YES [x]   NO [ ]
              Post Apartment Homes, L.P.: YES [x]   NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 13, 2001 was approximately $1,437,365,412. As of March 13, 2001, there were 38,763,900 shares of common stock, $.01 par value, outstanding.

                          ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 22, 2001 are incorporated by reference in
Part III.
================================================================================
                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                TABLE OF CONTENTS


ITEM                                        FINANCIAL INFORMATION                                     PAGE
 NO.                                                                                                   NO.
----                                                                                                  ----
         PART I

1.         Business.............................................................................         1

2.         Properties...........................................................................         7

3.         Legal Proceedings....................................................................        10

4.         Submission of Matters to a Vote of Security Holders..................................        10

X.         Executive Officers of the Registrant.................................................        10


         PART II

5.         Market Price of the Registrant's Common Stock and Related Stockholder Matters........        12

6.         Selected Financial Data..............................................................        13

7.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................................        17

7A.        Quantitative and Qualitative Disclosures about Market Risk...........................        36

8.         Financial Statements and Supplementary Data..........................................        38

9.         Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure.....................................................        38


         PART III

10.        Directors and Executive Officers of the Registrant...................................        39

11.        Executive Compensation...............................................................        39

12.        Security Ownership of Certain Beneficial Owners and Management.......................        39

13.        Certain Relationships and Related Transactions.......................................        39


         PART IV

14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K....................        40

                                     PART I

ITEM 1.  BUSINESS
                                   THE COMPANY

Post Properties, Inc. (the "Company") is one of the largest developers and operators of upscale multifamily apartment communities in the Southeastern and Southwestern United States. The Company currently owns 87 stabilized communities (the "Communities") containing 30,522 apartment units located primarily in metropolitan Atlanta, Georgia; Dallas, Texas and Tampa and Orlando, Florida. In addition, the Company currently has under construction or in initial lease-up 12 new communities and additions to three existing communities in the Atlanta, Georgia; Dallas, Houston and Austin, Texas; Tampa, Florida; Denver, Colorado; Charlotte, North Carolina; Phoenix, Arizona; Pasadena, California and Washington
D. C. metropolitan areas that will contain an aggregate of 4,661 apartment units upon completion. For the year ended December 31, 2000, the average economic occupancy rate (defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent) of the 75 Communities stabilized for the entire year was 96.7%. The average monthly rental rate per apartment unit at these Communities for December 2000 was $933. The Company also manages through affiliates 15,651 additional apartment units owned by third parties. The Company is a fully integrated organization with multifamily development, acquisition, operation and asset management expertise. The Company has approximately 2,036 employees, none of whom is a party to a collective bargaining agreement.

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

THE OPERATING PARTNERSHIP

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company's operations are conducted. At December 31, 2000, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 88.2% of the common units in the Operating Partnership ("Units") and 64.1% of the preferred Units (the "Perpetual Preferred Units"). The other limited partners of the Operating Partnership, who hold units, are those persons (including certain officers and directors of the Company) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of Common Stock. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units or Perpetual Preferred Units, as appropriate, to the Company.

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

As part of the formation of the Operating Partnership, a new holding company, Post Services, Inc. ("Post Services") was organized as a separate corporate subsidiary of the Operating Partnership. Post Services, in turn, owns all the outstanding stock of its principal two operating subsidiaries, RAM Partners, Inc. ("RAM") and Post Landscape Services, Inc. ("Post Landscape"). Certain officers and directors of the Company received 99%, collectively, of the voting common stock of Post Services, and the Operating Partnership received 1% of the voting common stock and 100% of the nonvoting common stock of Post Services. The voting and nonvoting common stock of Post Services held by the Operating Partnership represents 99% of the equity interests therein. The voting common stock held by officers and directors in Post Services is subject to an agreement that is designed to ensure that the stock will be held by one or more officers of Post Services. The by-laws of Post Services provide that a majority of the board of directors of Post Services must be persons who are not employees, members of management or affiliates of the Company or its subsidiaries. This by-law provision cannot be amended without the vote of 100% of the outstanding voting common stock of Post Services. Post Services currently has the same board of directors as the Company.

For taxable years ending on or before December 31, 2000, the Operating Partnership could not own more than 10% of the voting stock of Post Services without causing the Company to fail to qualify as a REIT for federal income tax purposes. This restriction no longer applies to the voting stock of a "taxable REIT subsidiary" as defined in the Internal Revenue Code. The Company and Post Services have filed a joint election to have Post Services treated as a taxable REIT subsidiary of the Company. This will enable the Operating Partnership to acquire all of the voting stock of Post Services without jeopardizing the company's status as a REIT. Management believes the Operating Partnership will acquire the remaining interest of Post Services in 2001.

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

OPERATING SUBSIDIARIES

The operating subsidiaries of the Operating Partnership, each of which is wholly owned by Post Services, include:

RAM

RAM provides third party asset management and leasing services for multifamily properties that do not operate under the Post(R) name. RAM's clients include pension funds, independent private investors, financial institutions and insurance companies. RAM's asset management contracts generally are subject to annual renewal or are terminable upon specified notice. As of December 31, 2000, RAM managed 72 properties (located in Georgia, Florida, Tennessee, Kansas, South Carolina, North Carolina, Texas, Maryland, Missouri, Alabama and Virginia) with 15,651 units under management.

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

HISTORY OF POST PROPERTIES, INC.

During the five-year period from January 1, 1996 through December 31, 2000, the Company and affiliates have developed and completed 11,152 apartment units in 27 apartment communities, acquired 7,186 units in 28 apartment communities (26 communities containing 6,296 apartment units were as a result of the merger with Columbus Realty Trust (the "Merger")) and sold 11 apartment communities containing an aggregate of 2,778 apartment units. Historically, the Company has primarily developed its apartment communities to the Company's specifications as opposed to buying or refurbishing existing properties built by others. The Company and its affiliates have sold apartment communities after holding them for investment periods that typically have been seven to twelve years after development. The following table shows the results of the Company's developments during this period:

                                           2000           1999           1998           1997           1996
                                        ---------      ----------      --------      ----------      ---------
Units completed                            2,786           1,955          2,025          2,128           2,258
Units acquired(1)                             --              --             --          6,296             890
Units sold                                (1,984)           (198)            --           (416)           (180)

Total units owned by Company
   affiliates                             30,522          29,720         27,963         25,938          17,930
Total apartment rental income (in
   thousands)                          $ 365,895       $ 318,697       $275,755      $ 185,732       $ 158,618

(1) As part of the Merger, the Company acquired 26 communities containing 6,296 units. Of the communities acquired in the Merger, 14 communities containing 3,916 units were built by Columbus and 12 communities containing 2,380 units were acquired by Columbus.

CURRENT DEVELOPMENT ACTIVITY

The Company currently has under construction or in initial lease-up 12 new communities and additions to three existing communities that will contain an aggregate of 4,661 units upon completion. The Company's communities under development or in initial lease-up are summarized in the following table:

                                                 ESTIMATED      ESTIMATED     ESTIMATED
                                                 QUARTER OF    QUARTER OF     QUARTER OF
                                     # OF       CONSTRUCTION   FIRST UNITS    STABILIZED
METROPOLITAN AREA                    UNITS         START        AVAILABLE     OCCUPANCY
-----------------                    -----      ------------   -----------    ---------

ATLANTA, GA
Post Spring(TM)                        452         3Q'99         2Q'00          3Q'01
Post Peachtree(TM)                     121         2Q'00         4Q'01          2Q'02
Post Biltmore(TM)                      276         3Q'00         4Q'01          3Q'02
                                     -----
                                       849
                                     -----
CHARLOTTE, NC
Post Uptown Place(TM)                  226         3Q'98         1Q'00          2Q'01
Post Gateway Place(TM)                 232         3Q'99         3Q'00          3Q'01
Post Gateway Place II(TM)              204         3Q'00         3Q'01          1Q'02
                                     -----
                                       662
                                     -----
TAMPA, FL
Post Harbour Place(TM)Phase II         319         4Q'98         2Q'00          1Q'01
                                     -----

DALLAS, TX
Post Legacy                            384         3Q'99         3Q'00          4Q'01
Post Addison Circle(TM)III             264         3Q'99         3Q'00          2Q'01
                                     -----
                                       648
                                     -----
HOUSTON, TX
Post Midtown Square(TM)Phase II        193         1Q'00         4Q'00          4Q'01
                                     -----

DENVER, CO
Post Uptown Square(TM)I                449         1Q'98         3Q'99          3Q'01
Post Uptown Square(TM)Phase II         247         1Q'00         4Q'01          3Q'02
                                     -----
                                       696
                                     -----
PHOENIX, AZ
Post Roosevelt Square(TM)              403         4Q'98         1Q'00          4Q'01
                                     -----

GREATER WASHINGTON AREA
Post Pentagon Row(TM)                  504         2Q'99         2Q'01          2Q'02
                                     -----

PASADENA, CA
Post Paseo Colorado(TM)                387         2Q'00         2Q'02          2Q'03
                                     -----

TOTAL                                4,661
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

ITEM 2.  PROPERTIES

At February 3, 2001, the Communities consisted of 87 stabilized Post(R) multifamily apartment communities located in the following metropolitan areas:

              METROPOLITAN AREA                      COMMUNITIES    # OF UNITS     % OF TOTAL
              -----------------                      -----------    ----------     ----------
              Atlanta, GA ....................            40          16,102          52.8%
              Dallas, TX .....................            29           7,846          25.7%
              Houston, TX ....................             1             309           1.0%
              Tampa, FL ......................             9           3,504          11.5%
              Orlando, FL ....................             3           1,493           4.9%
              Fairfax, VA ....................             2             700           2.3%
              Nashville, TN ..................             2             166           0.5%
              Charlotte, NC ..................             1             402           1.3%
                                                      ------          ------         -----
                                                          87          30,522         100.0%
                                                      ======          ======         =====

The Company or its predecessors developed all but 14 of the Post(R) Communities and currently manages all of the Communities. Fifty-two of the Communities have in excess of 300 apartment units, with the largest Community having a total of 916 apartment units. Eighty of the eighty-seven Communities, comprising approximately 92% of the Communities' apartment units, were completed after January 1, 1986. The average age of the Communities is approximately nine years. The average economic occupancy rate was 96.8% and 96.4%, respectively, and the average monthly rental rate per apartment unit was $897 and $862, respectively, for communities stabilized for each of the entire years ended December 31, 2000 and 1999. See "Selected Financial Information."

                              COMMUNITY INFORMATION

                                                                                                DECEMBER 2000       2000
                                                                           AVERAGE     NUMBER       AVERAGE        AVERAGE
                                                             YEAR         UNIT SIZE      OF     RENTAL RATES       ECONOMIC
COMMUNITIES                                 LOCATION(1)    COMPLETED    (SQUARE FEET)   UNITS     PER UNIT       OCCUPANCY(2)
-----------                                 -----------    ---------    -------------  ------   -------------    ------------
GEORGIA
Post Ashford(R) .........................     Atlanta         1987           872          222       $   873          97.3%
Post Briarcliff(TM) .....................     Atlanta         1999         1,062          688         1,137           N/A  (3)
Post Bridge(R) ..........................     Atlanta         1986           847          354           747          96.8%
Post Brookhaven(R) ......................     Atlanta       1990-92 (4)      991          735         1,037          96.6%
Post Canyon(R) ..........................     Atlanta         1986           899          494           775          97.5%
Post Chase(R) ...........................     Atlanta         1987           938          410           759          96.7%
Post Chastain(R) ........................     Atlanta         1990           965          558         1,066          96.2%
Post Collier Hills(R) ...................     Atlanta         1997           967          396         1,085          97.4%
Post Corners(R) .........................     Atlanta         1986           860          460           765          96.8%
Post Court(R) ...........................     Atlanta         1988           838          446           723          97.4%
Post Creek(R) ...........................     Atlanta         1983  (5)    1,180          810           972          97.1%
Post Crest(R) ...........................     Atlanta         1996         1,073          410         1,076          97.2%
Post Crossing(R) ........................     Atlanta         1995         1,067          354         1,121          96.5%
Post Dunwoody(R) ........................     Atlanta       1989-96 (4)      941          530         1,005          95.7%
Post Gardens(R) .........................     Atlanta         1998         1,066          397         1,290          95.7%
Post Glen(R) ............................     Atlanta         1997         1,113          314         1,262          96.8%
Post Lane(R) ............................     Atlanta         1988           840          166           792          97.6%
Post Lenox Park(R) ......................     Atlanta         1995         1,030          206         1,153          95.3%
Post Lindbergh(R) .......................     Atlanta         1998           960          396         1,107          95.2%
Post Mill(R) ............................     Atlanta         1985           952          398           800          97.9%
Post Oak(TM) ............................     Atlanta         1993         1,003          182         1,107          97.1%
Post Oglethorpe(R) ......................     Atlanta         1994         1,205          250         1,355          96.0%
Post Park(R) ............................     Atlanta       1988-90 (4)      904          770           848          96.7%
Post Parkside(TM) .......................     Atlanta         2000           903          188         1,355           N/A  (3)
Post Peachtree Hills(R) .................     Atlanta       1992-94 (4)      982          300         1,108          96.2%
Post Pointe(R) ..........................     Atlanta         1988           835          360           740          95.4%
Post Renaissance(R)(6) ..................     Atlanta       1992-94 (4)      890          342         1,051          95.5%
Post Ridge(R) ...........................     Atlanta         1998         1,045          434         1,092          96.2%
Post Stratford(TM) ......................     Atlanta         2000         1,013          250         1,365           N/A  (3)
Post Summit(R) ..........................     Atlanta         1990           957          148           960          96.8%
Post Valley(R) ..........................     Atlanta         1988           854          496           756          96.8%
Post Village(R) .........................     Atlanta                                                   798          98.0%
 The Arbors .............................                     1983         1,063          301
 The Fountains ..........................                     1987           850          352
 The Gardens ............................                     1986           891          494
 The Hills ..............................                     1984           953          241
 The Meadows ............................                     1988           817          350
Post Vinings(R) .........................     Atlanta       1989-91 (4)      964          403           882          96.5%
Post Walk(R) ............................     Atlanta       1984-87 (4)      932          476           888          96.4%
Post Woods(R) ...........................     Atlanta       1977-83 (4)    1,057          494           972          96.4%
Post Riverside(TM) ......................     Atlanta         1998           989          527         1,532           N/A  (3)
                                                                           -----       ------       -------         -------
 Subtotal/Average-- Georgia .............                                    964       16,102           980          96.7%
                                                                           -----       ------       -------         -------
TEXAS
Addison Circle Apartment Homes
  by Post(R)- Phase I ...................     Dallas          1998           896          460           968          95.4%
Addison Circle Apartment Homes
  by Post(R)- Phase II ..................     Dallas          2000           898          610         1,058           N/A  (3)
Post American Beauty Mill(TM) ...........     Dallas          1998           980           80         1,016          96.1%
Post Block 588(TM) ......................     Dallas          2000         1,570          127         1,874           N/A
Post Cole's Corner(TM) ..................     Dallas          1998           796          186           983          96.1%
Post Columbus Square by Post(TM) ........     Dallas          1996           861          218         1,129          97.3%
Post Gallery(TM) ........................     Dallas          1999         2,307           34         3,735           N/A  (3)
Post Midtown Square(R)(7) ...............     Dallas          2000           940          672         1,230           N/A  (3)
Post Parkwood(R) ........................     Dallas        1962-70 (4)    1,042           96           983          97.7%
Post Ascension(R) .......................     Dallas        1985-95 (4)      929          167           847          96.5%
Post Hackberry Creek(R) .................     Dallas        1988-96 (4)      865          432           820          96.7%
Post Lakeside(TM) .......................     Dallas          1986           791          327           845          97.0%
Post Townlake(R)/Parks ..................     Dallas        1986-87 (4)      869          398           775          96.6%
Post White Rock(R) ......................     Dallas          1988           659          207           770          97.2%
Post Winsted(R) .........................     Dallas          1996           728          314           802          96.3%
Post Shores(TM) .........................     Dallas        1988-97 (4)      874          908           943          96.7%
The Abbey of State-Thomas by Post(TM) ...     Dallas          1996         1,276           34         1,951          97.2%
The Commons at Turtle Creek by Post(TM)..     Dallas          1985           645          158           776          96.9%
The Heights of State-Thomas by Post(TM)..     Dallas          1998           813          198         1,024          95.5%

                                                                                                       DECEMBER 2000       2000
                                                                             AVERAGE        NUMBER        AVERAGE         AVERAGE
                                                                 YEAR        UNIT SIZE        OF       RENTAL RATES      ECONOMIC
COMMUNITIES                                      LOCATION(1)   COMPLETED   (SQUARE FEET)     UNITS       PER UNIT       OCCUPANCY(2)
-----------                                      -----------   ---------   -------------    ------     -------------   ------------
TEXAS CONTINUED
The Heights of State-Thomas II by .............     Dallas       1999          894            170        1,061             93.7%
Post(TM)
The Meridian of State-Thomas by Post(TM).......     Dallas       1991          798            132        1,073             96.1%
The Residences on McKinney by Post(TM) ........     Dallas       1986          749            196        1,026             95.0%
The Rice by Post ..............................     Houston      1998          977            309        1,436             97.4%
The Vineyard by Post(TM) ......................     Dallas       1996          728            116          949             96.8%
The Vintage by Post(TM) .......................     Dallas       1993          781            161          934             96.9%
Post Wilson Building(TM) ......................     Dallas       1999        1,015            143        1,352              N/A  (3)
Post Worthington(TM) ..........................     Dallas       1993          818            332        1,147             96.0%
Post Uptown Village(TM) .......................     Dallas       1995          767            300          929             96.2%
Post Uptown Village II(TM) ....................     Dallas       2000          730            196          834              N/A  (3)
Post Windhaven(TM)(8) .........................     Dallas       1991          825            474          615            100.0%
                                                                             -----         ------       ------            -----
 Subtotal/Average-- Texas .....................                                927          8,155        1,001             91.5%
                                                                             -----         ------       ------            -----
FLORIDA
Post Bay(R) ...................................     Tampa        1988          782            312          727             97.5%
Post Court(R) .................................     Tampa        1991        1,018            228          822             96.2%
Post Fountains at Lee Vista(R) ................     Orlando      1988          835            508          680             96.4%
Post Harbour Place(TM)(7) .....................     Tampa        1999        1,037            525        1,166              N/A  (3)
Post Hyde Park(R) .............................     Tampa        1996        1,009            389        1,064             97.2%
Post Lake(R) ..................................     Orlando      1988          850            740          687             97.6%
Post Parkside(TM) .............................     Orlando      1999          891            245        1,103              N/A  (3)
Post Rocky Point(R) ...........................     Tampa      1996-98 (4)   1,018            916        1,019             96.2%
Post Village(R) ...............................     Tampa                                                  764             95.8%
 The Arbors ...................................                  1991          967            304
 The Lakes ....................................                  1989          895            360
 The Oaks .....................................                  1991          968            336
Post Walk(TM) at
 Old Hyde Park Village ........................     Tampa        1997          984            134        1,260             96.6%
                                                                             -----         ------     --------            -----
 Subtotal/Average-- Florida ...................                                938          4,997          887             96.5%
                                                                             -----         ------     --------            -----
VIRGINIA
Post Corners at Trinity Centre ................     Fairfax      1996        1,030            336        1,154             99.6%
Post Forest(R) ................................     Fairfax      1990          889            364        1,109             99.2%
                                                                             -----         ------     --------            -----
 Subtotal/Average-- Virginia ..................                                960            700        1,131             99.4%
                                                                             -----         ------     --------            -----
NORTH CAROLINA
Post Park at Phillips Place(R) ................     Charlotte    1998          912            402        1,272             95.0%
                                                                             -----         ------     --------            -----
TENNESSEE
Post Bennie Dillon(TM) ........................     Nashville    1999          719             86          944             96.6%
The Lee Apartments ............................     Nashville    1924  (9)     808             80          731             98.5%
                                                                             -----         ------     --------            -----
 Subtotal/Average-- Tennessee .................                                764            166          842             97.3%
                                                                             -----         ------     --------            -----

   TOTAL ......................................                                911         30,522     $    977             96.7%
                                                                             =====         ======     ========            =====

(1)      Refers to greater metropolitan areas of cities indicated.

(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.

(3) During 2000, this community or a phase in this community was in lease-up and, therefore, is not included.

(4) These dates represent the respective completion dates for multiple phases of a community.

(5) This community was completed by the Company in 1983, sold during 1986, managed by the Company through 1993 and reacquired by the Company in 1996.

(6) The Company has a leasehold interest in the land underlying Post Renaissance pursuant to a ground lease that expires on January 1, 2040.

(7) These communities are comprised of two phases. Only the first phase of each of these communities is stabilized as of February 3, 2001.

(8)      Post Windhaven(TM) is subject to a master lease with Electronic Data
         Systems.

(9)      The Company acquired this community in 1996.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions are as follows:

             NAME                                              POSITIONS AND OFFICES HELD
             ----                                              --------------------------
John A. Williams........................     Chairman of the Board, Chief Executive Officer and Director
John T. Glover..........................     Vice Chairman and Director
David P. Stockert.......................     President and Chief Operating Officer
W. Daniel Faulk, Jr.....................     President-- Post Apartment Development and Chief Development
                                             Officer
Thomas L. Wilkes........................     President-- Post Management Services and Chief Management Officer
R. Gregory Fox..........................     Executive Vice President-- Post Corporate Services and Chief
                                             Financial Officer
Sherry W. Cohen.........................     Executive Vice President and Secretary-- Post Corporate Services
Douglas S. Gray.........................     Senior Vice President-- Post Corporate Services


The following is a biographical summary of the experience of the executive officers of the Company:

John A. Williams. Mr. Williams is the Chairman of the Board and Chief Executive Officer of the Company and is a Director. Mr. Williams founded the business of the Company in 1971 and since that time has acted as Chairman and Chief Executive Officer. Mr. Williams is currently serving on the board of directors of Crawford & Co. and the Atlanta Regional Commission and was formerly Chairman of the Metro Atlanta Chamber of Commerce. Mr. Williams is 58 years old.

John T. Glover. Mr. Glover has been the Vice Chairman of the Company since February 29, 2000 and a Director since 1984. From 1984 through February 29, 2000, Mr. Glover was President, Chief Operating Officer, and Treasurer of the Company. Mr. Glover is a Director of SunTrust Bank, Haverty's Furniture Companies, Inc. and Emory Healthcare, Inc. Mr. Glover is 54 years old.

David P. Stockert. Mr. Stockert joined the Company January 1, 2001 as President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke-Weeks Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke-Weeks Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley Dean Witter). Mr. Stockert is 38 years old.

W. Daniel Faulk, Jr. Mr. Faulk has been with the Company for fourteen years and is currently President of Post Apartment Development and Chief Development Officer. From April 1993 to December 1999, he was President of Post Apartment Development, which is responsible for the development and construction of all Post(R)apartment communities. Prior thereto, Mr. Faulk was President of Post Atlanta since February 1987. Mr. Faulk is currently on the board of directors of Mountain National Bank. Mr. Faulk is 58 years old.

Thomas L. Wilkes. Mr. Wilkes joined the Company in October 1997 and, since January 2001, has been the President of Post Apartment Management and the Company's Chief Management Officer. From December 1998 through December 2000, he was an Executive Vice President and Director of Operations for Post Apartment Management responsible for the operations of Post(R)communities in the Western United States. From October 1997 to December 1998 he was an Executive Vice President and Director of Operations of Post West. Mr. Wilkes was a Senior Vice President of Columbus from October 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a multifamily property management firm and a member of the Columbus Group, since its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 41 years old.

R. Gregory Fox. Mr. Fox has been with the Company since February 1996 and, since October 2000 has served as the Company's Chief Financial Officer. From December 1998 through September 2000, he served as Executive Vice President of Post Corporate Services and the Company's Chief Accounting Officer responsible for financial reporting and planning, accounting, management information systems and human resources. From February 1996 to December 1998, Mr. Fox was a Senior Vice President. Prior to joining the Company, he was a senior manager in the audit division of Price Waterhouse LLP where he was employed for ten years. Mr. Fox is a Certified Public Accountant and is currently on the board of directors of Realeum, Inc. Mr. Fox is 41 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for sixteen years. Since October 1997, she has been an Executive Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen had also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 46 years old.

Douglas S. Gray. Mr. Gray joined the Company in December 1997 and, since January 1999, has been a Senior Vice President of Post Corporate Services responsible for dispositions and asset management. He was a Vice President of Post Corporate Services from December 1997 to December 1998. Prior to joining Post, Mr. Gray was Vice President of Dutch Institutional Holding Co. from July 1994 to
November 1997. Prior thereto, he was Director of Property Services for The Landmarks Group from June 1988 to June 1994. Mr. Gray is a Certified Public Accountant and holds the CCIM designation. Mr. Gray is 41 years old.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PPS." The following table sets forth the quarterly high and low closing sales prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

                                                                                          DIVIDENDS
                         QUARTER ENDED                   HIGH              LOW            DECLARED
                         -------------                ---------         ---------         ---------
                         1999
                         First Quarter                $ 38.8125         $ 35.2500          $ 0.700
                         Second Quarter                 42.0625           35.3750            0.700
                         Third Quarter                  41.0000           38.8750            0.700
                         Fourth Quarter                 39.7500           36.7500            0.700

                         2000
                         First Quarter                $ 40.3125         $ 36.5000          $ 0.760
                         Second Quarter                 46.0938           39.9375            0.760
                         Third Quarter                  46.7500           42.0312            0.760
                         Fourth Quarter                 38.2500           33.9375            0.760

On February 12, 2001, the Company had 1,735 common shareholders of record.

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

During 2000, the Company did not sell any unregistered securities.

There is no established public trading market for the Units. As of February 12, 2001, the Operating Partnership had 109 holders of record of Units of the Operating Partnership.

For each quarter during 1999 and 2000, the Operating Partnership paid a cash distribution to holders of Units equal in amount to the dividend paid on the Company's common stock for such quarter.

During 2000, the Operating Partnership did not sell any unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

                              POST PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND APARTMENT UNIT DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                           2000            1999            1998            1997            1996
                                                        ---------       ---------       ---------       ---------       ---------
OPERATING DATA:
Revenue:
  Rental .........................................      $ 365,895       $ 318,697       $ 275,755       $ 185,732       $ 158,618
  Property management - third-party (1) ..........          3,826           3,368           3,164           2,421           2,828
  Landscape services - third-party (1) ...........         11,423           9,118           7,252           5,148           4,882
  Other ..........................................         18,688          14,744          12,734           6,815           5,247
                                                        ---------       ---------       ---------       ---------       ---------
      Total revenue ..............................        399,832         345,927         298,905         200,116         171,575
                                                        ---------       ---------       ---------       ---------       ---------
  Property operating and maintenance
    expense (exclusive of depreciation
    and amortization) ............................        131,349         113,152          99,717          67,515          58,202
  Depreciation ...................................         71,113          58,013          46,646          29,048          23,603
  Property management expenses - third-party (1)            3,099           2,925           2,499           1,959           2,055
  Landscape services expenses - third-party (1) ..          9,993           7,904           6,264           4,284           3,917
  Interest expense ...............................         50,303          33,192          31,297          24,658          22,131
  Amortization of deferred loan costs ............          1,636           1,496           1,185             980           1,352
  General and administrative .....................         10,066           7,788           8,495           7,364           7,716
  Minority interest in consolidated property
    partnerships .................................         (1,695)            511             397              --              --
                                                        ---------       ---------       ---------       ---------       ---------
       Total expense .............................        275,864         224,981         196,500         135,808         118,976
                                                        ---------       ---------       ---------       ---------       ---------

  Income before net gain (loss) on sale of assets,
    loss on  unused treasury locks, loss on
    relocation of corporate office, other charges,
    minority interest of unitholders, and
    extraordinary item ...........................        123,968         120,946         102,405          64,308          52,599
Net gain (loss) on sale of assets ................          3,208          (1,522)             --           3,270             854
Loss on unused treasury locks ....................             --              --          (1,944)             --              --
Loss on relocation of corporate office ...........             --              --              --          (1,500)             --
Project abandonment, employee severance and
impairment charges (2) ...........................         (9,365)             --              --              --              --
Minority interest of preferred unitholders in
    Operating Partnership ........................         (5,600)         (1,851)             --              --              --
Minority interest of common unitholders in
    Operating Partnership ........................        (11,691)        (12,598)        (11,511)        (11,131)         (9,984)
                                                        ---------       ---------       ---------       ---------       ---------
Income before extraordinary item .................        100,520         104,975          88,950          54,947          43,469
Extraordinary item, net of minority
    interest (3) .................................             --            (458)             --             (75)             --
                                                        ---------       ---------       ---------       ---------       ---------
Net income .......................................        100,520         104,517          88,950          54,872          43,469
Dividends to preferred shareholders ..............        (11,875)        (11,875)        (11,473)         (4,907)         (1,063)
                                                        ---------       ---------       ---------       ---------       ---------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS ............................      $  88,645       $  92,642       $  77,477       $  49,965       $  42,406
                                                        =========       =========       =========       =========       =========

PER COMMON SHARE DATA:
Income before extraordinary item
  (net of preferred dividends) - basic ...........      $    2.25       $    2.42       $    2.21       $    2.11       $    1.95
Net income available to common
  shareholders - basic ...........................           2.25            2.41            2.21            2.11            1.95
Income before extraordinary item
  (net of preferred dividends) - diluted .........           2.22            2.39            2.18            2.09            1.94
Net income available to common
  shareholders - diluted .........................           2.22            2.38            2.18            2.09            1.94
Dividends declared ...............................           3.04            2.80            2.60            2.38            2.16

                                                                               DECEMBER 31,
                                                      ------------------------------------------------------------
                                                          2000         1999          1998        1997         1996
                                                      ----------   ----------   -----------    ----------  -------
BALANCE SHEET DATA:
Real estate, before accumulated
  depreciation...................................     $2,827,094   $2,582,785   $2,255,074    $ 1,936,011   $ 1,109,342
Real estate, net of accumulated
  depreciation...................................      2,469,914    2,279,769    2,007,926      1,734,916       931,670
Total assets.....................................      2,551,237    2,350,173    2,066,713      1,780,563       958,675
Total debt.......................................      1,213,309      989,583      800,008        821,209       434,319
Shareholders' equity.............................      1,028,610    1,058,862    1,051,686        756,920       398,993

                                                                              DECEMBER 31,
                                         ------------------------------------------------------------------------------------
                                             2000               1999             1998              1997              1996
                                         ------------      -------------     ------------      ------------      ------------
 OTHER DATA:
 Cash flow provided from (used in):
   Operating activities .............    $    185,073      $    153,038      $    148,618      $    109,554      $     78,966
   Investing activities .............    $   (255,986)     $   (317,960)     $   (328,216)     $   (208,377)     $   (166,762)
   Financing activities .............    $     72,502      $    149,638      $    189,873      $    109,469      $     79,021
Funds from operations (4) ...........    $    163,411      $    162,581      $    134,202      $     85,892      $     74,212
Weighted average common shares
   outstanding - basic ..............      39,317,725        38,460,689        35,028,596        23,664,044        21,787,648
Weighted average common shares and
   units outstanding - basic ........      44,503,290        43,663,373        40,244,351        28,880,928        26,917,723
Weighted average common shares
   outstanding - diluted ............      39,852,514        38,916,987        35,473,587        23,887,906        21,879,248
Weighted average common shares and
   units outstanding - diluted ......      45,038,079        44,119,671        40,689,342        29,104,790        27,009,323
 Total stabilized communities
   (at end of period) ...............              82                85                83                78                49
 Total stabilized apartment units
   (at end of period) ...............          28,736            29,032            27,568            25,938            17,930
 Average economic occupancy
   (fully stabilized communities)(5).            96.8%             96.4%             96.5%             94.8%             95.3%

(1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties.

(2) Project abandonment, employee severance and impairment charges consisted of the following: Write-off of pursuit costs on abandoned development projects - $4,389 Severance cost related to management changes - $3,066 Impairment reserves on for-sale housing - $407 Write-off of investment in Darwin Networks - $1,503.

(3) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item has been reduced by the portion related to the minority interest of the unitholders calculated on the basis of weighted average Units outstanding for the year.

(4) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles. ("GAAP"). The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions. FFO for 1998 and 1997 has been restated to reflect the requirements of the new NAREIT definition.

(5) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 94.9% for both years ended December 31, 2000 and 1999). Concessions were $3,250 and $2,745 and employee discounts were $1,143 and $599 for the years ended December 31, 2000 and 1999, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

                           POST APARTMENT HOMES, L.P.
         (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


                                                                                     YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------------------
                                                                  2000          1999          1998          1997         1996
                                                               ---------     ---------     ---------     ---------     ---------
OPERATING DATA:
Revenue:
  Rental ..................................................... $ 365,895     $ 318,697     $ 275,755     $ 185,732     $ 158,618
  Property management - third-party (1) ......................     3,826         3,368         3,164         2,421         2,828
  Landscape services - third-party (1) .......................    11,423         9,118         7,252         5,148         4,882
  Other ......................................................    18,688        14,744        12,734         6,815         5,247
                                                               ---------     ---------     ---------     ---------     ---------
    Total revenue ............................................   399,832       345,927       298,905       200,116       171,575
                                                               ---------     ---------     ---------     ---------     ---------
Property operating and maintenance
  expense (exclusive of depreciation
  and amortization) ..........................................   131,349       113,152        99,717        67,515        58,202
Depreciation (real estate and non-real estate assets).........    71,113        58,013        46,646        29,048        23,603
Property management expenses - third-party (1) ...............     3,099         2,925         2,499         1,959         2,055
Landscape services expenses - third-party (1) ................     9,993         7,904         6,264         4,284         3,917
Interest expense .............................................    50,303        33,192        31,297        24,658        22,131
Amortization of deferred loan costs ..........................     1,636         1,496         1,185           980         1,352
General and administrative ...................................    10,066         7,788         8,495         7,364         7,716
Minority interest in consolidated ............................
  property partnerships ......................................   (1,695)           511           397            --            --
                                                               ---------     ---------     ---------     ---------     ---------
    Total expenses ...........................................   275,864       224,981       196,500       135,808       118,976
                                                               ---------     ---------     ---------     ---------     ---------
Income before net gain (loss) on sale of assets, loss on
  unused treasury locks, loss on relocation of corporate
  office, other charges and extraordinary item ...............   123,968       120,946       102,405        64,308        52,599
Net gain (loss) on sale of assets ............................     3,208        (1,522)          --          3,270           854
Loss on unused treasury locks ................................        --            --        (1,944)           --            --
Loss on relocation of corporate office .......................        --            --            --        (1,500)           --
Project abandonment, employee severance and
impairment charges (2) .......................................    (9,365)           --            --            --            --
                                                               ---------     ---------     ---------     ---------     ---------
Income before extraordinary item .............................   117,811       119,424       100,461        66,078        53,453
Extraordinary item (3) .......................................        --          (521)           --           (93)           --
                                                               ---------     ---------     ---------     ---------     ---------
Net income ...................................................   117,811       118,903       100,461        65,985        53,453
Distributions to preferred unitholders .......................   (17,475)      (13,726)      (11,473)       (4,907)       (1,063)
                                                               ---------     ---------     ---------     ---------     ---------
NET INCOME AVAILABLE TO
  COMMON UNITHOLDERS ......................................... $ 100,336     $ 105,177     $  88,988     $  61,078     $  52,390
                                                               =========     =========     =========     =========     =========
PER COMMON UNIT DATA:
Income before extraordinary item
  (net of preferred distributions) - basic ................... $    2.25     $    2.42     $    2.21     $    2.11     $    1.95
Net income available to common
  unitholders - basic ........................................      2.25          2.41          2.21          2.11          1.95
Income before extraordinary item
  (net of preferred distributions) - diluted .................      2.22          2.39          2.18          2.09          1.94
Net income available to common
  unitholders - diluted ......................................      2.22          2.38          2.18          2.09          1.94
Distributions declared .......................................      3.04          2.80          2.60          2.38          2.16

                                                                    DECEMBER 31,
                                     --------------------------------------------------------------------------
                                        2000            1999            1998            1997           1996
                                     ----------      ----------      ----------      ----------     -----------
BALANCE SHEET DATA:
Real estate, before accumulated
 depreciation ..................     $2,827,094      $2,582,785      $2,255,074      $1,936,011      $1,109,342
Real estate, net of accumulated
 depreciation...................      2,469,914       2,279,769       2,007,926       1,734,916         931,670
Total assets ...................      2,551,237       2,350,173       2,066,713       1,780,563         958,675
Total debt .....................      1,213,309         989,583         800,008         821,209         434,319
Partners' equity ...............      1,216,701       1,251,342       1,177,051         869,304         482,434


                                                                               DECEMBER 31,
                                           ------------------------------------------------------------------------------------
                                               2000              1999              1998              1997              1996
                                           ------------      ------------       -----------      ------------      ------------
 OTHER DATA:
 Cash flow provided from (used in):
     Operating activities ..............   $    185,073      $    153,038      $    148,618      $    109,554      $     78,966
     Investing activities ..............   $   (255,986)     $   (317,960)     $   (328,216)     $   (208,377)     $   (166,762)
     Financing activities ..............   $     72,502      $    149,638      $    189,873      $    109,469      $     79,021
 Funds from operations (4) .............   $    163,411      $    162,581      $    134,202      $     85,892      $     74,212
 Weighted average common Units
     outstanding - basic ...............     44,503,290        43,663,373        40,244,351        28,880,928        26,917,723
 Weighted average common Units
     outstanding - diluted .............     45,038,079        44,119,671        40,689,342        29,104,790        27,009,323
 Total stabilized communities
     (at end of period) ................             82                85                83                78                49
 Total stabilized apartment units
     (at end of period) ................         28,736            29,032            27,568            25,938            17,930
 Average economic occupancy
     (fully stabilized communities)(5)..           96.8%             96.4%             96.5%             94.8%             95.3%

(1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties.

(2) Project abandonment, employee severance and impairment charges consisted of the following: Write-off of pursuit costs on abandoned development projects - $4,389 Severance cost related to management changes - $3,066 Impairment reserves on for-sale housing - $407 Write-off of investment in Darwin Networks - $1,503.

(3) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item has been reduced by the portion related to the minority interest of the unitholders calculated on the basis of weighted average Units outstanding for the year.

(4) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles. ("GAAP"). The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions. FFO for 1998 and 1997 has been restated to reflect the requirements of the new NAREIT definition.

(5) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 94.9% for each of the years ended December 31, 2000 and
         1999). Concessions were $3,250 and $2,745 and employee discounts were $1,143 and $599 for the years ended December 31, 2000 and 1999, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one-year after completion of construction.

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

As of December 31, 2000, there were 44,035,007 Units outstanding, of which 38,853,596 or 88.2%, were owned by the Company and 5,181,411, or 11.8% were owned by other limited partners (including certain officers and directors of the Company). As of December 31, 2000, there were 7,800,000 preferred units outstanding, of which 5,000,000 were owned by the Company.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

The Operating Partnership recorded net income available to common unitholders of $100,336, $105,177, and $88,988 for the years ended December 31, 2000, 1999 and
1998, respectively. The Company recorded net income available to common shareholders of $88,645, $92,642 and $77,477 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's decrease in net income available to common shareholders of $3,997 from 1999 to 2000 was primarily related to project abandonment, employee severance and impairment charges, increased interest expense resulting from higher interest rates, and increased general and administrative expenses, partially offset by a gain on the sale of assets, increased rental rates for fully stabilized communities and an increase in units placed in service. The Company's increase in net income available to common shareholders of $15,165 from 1998 to 1999 is primarily related to increased rental rates for fully stabilized communities and an increase in units placed in service.

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

At December 31, 2000, the Company's portfolio of apartment communities consisted of the following: (i) 63 communities that were completed and stabilized for all of the current and prior year, (ii) eight communities that achieved full stabilization during the prior year, (iii) nine communities which reached stabilization during 2000, (iv) 16 communities and additions to three existing communities currently in the development or lease-up stage, and (v) four stabilized communities that are currently held for sale.

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

The Company has adopted an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the years ended December 31, 2000, 1999, and 1998 were $2,665, $2,798 and $2,063, respectively.

In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the revenue in excess of specified expense on a comparative basis for all of its operating communities combined and for fully stabilized communities.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                                      YEAR ENDED DECEMBER 31                     YEAR ENDED DECEMBER 31
                                                -----------------------------------       -----------------------------------
                                                                               %                                          %
                                                  2000          1999        CHANGE          1999          1998        CHANGE
                                                --------      --------      -------       --------      --------      -------
Rental and other revenue:
  Fully stabilized communities (1) .........    $232,435      $221,901         4.7%       $221,901      $213,043         4.2%
  Communities stabilized during 1999 .......      42,710        38,097        12.1%         38,097        20,845        82.8%
  Development and lease-up communities (2)..      54,486        17,408       213.0%         17,408         2,106       726.6%
  Communities held for sale (3) ............      19,706        18,552         6.2%         18,552        18,359         1.1%
  Sold communities (4) .....................      15,928        24,285       (34.4)%        24,285        24,004         1.2%
  Other revenue (5) ........................      17,396        12,434        39.9%         12,434         9,660        28.7%
                                                --------      --------                    --------      --------
                                                 382,661       332,677        15.0%        332,677       288,017        15.5%
                                                --------      --------                    --------      --------
Property operating and maintenance expense
  (exclusive of depreciation and
  amortization):
  Fully stabilized communities (1) .........      70,238        67,841         3.5%         67,841        66,612         1.8%
  Communities stabilized during 1999 .......      13,957        11,898        17.3%         11,898         8,176        45.5%
  Development and lease-up communities (2)..      20,802         7,729       169.1%          7,729         2,290       237.5%
  Communities held for sale (3) ............       7,314         6,748         8.4%          6,748         6,463         4.4%
  Sold communities (4) .....................       4,471         6,118       (26.9)%         6,118         6,790        (9.9)%
  Other expense (6) ........................      14,568        12,818        13.7%         12,818         9,386        36.6%
                                                --------      --------                    --------      --------
                                                 131,350       113,152        16.1%        113,152        99,717        13.5%
                                                --------      --------                    --------      --------
Revenue in excess of specified expense .....    $251,311      $219,525        14.5%       $219,525      $188,300        16.6%
                                                ========      ========                    ========      ========

Recurring capital expenditures: (7)
  Carpet ...................................    $  2,890      $  2,864         0.9%       $  2,864      $  2,550        12.3%
  Other ....................................       6,267         5,777         8.5%          5,777         4,929        17.2%
                                                --------      --------                    --------      --------
     Total .................................    $  9,157      $  8,641         6.0%       $  8,641      $  7,479        15.5%
                                                ========      ========                    ========      ========
Average apartment units in service .........      31,722        29,304         8.3%         29,304        27,416         6.9%
                                                ========      ========                    ========      ========

(1) Communities which reached stabilization prior to January 1, 1999. Includes fully stabilized communities acquired as a result of the Merger.

(2) Communities in the "construction", "development" or "lease-up" stage during 2000 and, therefore, not considered fully stabilized for all of the periods presented.

(3) Includes one community in Tennessee and three communities and two commercial properties in Texas.

(4) Includes one community containing 213 units, which was sold on February 4, 2000, three communities containing 983 units which were sold September 6, 2000, two communities containing 367 units which were sold on November 9, 2000, one community containing 296 units which was sold on December 21, 2000 and one community containing 125 units which was sold on December 28, 2000.

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

For the year ended December 31, 2000, rental and other revenue increased $49,984 or 15.0% compared to 1999, primarily as a result of the completion of new communities and increased rental rates for existing communities.

For the year ended December 31, 1999, rental and other revenue increased $44,660 or 15.5% compared to 1998, primarily as a result of the completion of new communities and increased rental rates for existing communities.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased from 1999 to 2000 and from 1998 to 1999 primarily due to an increase in the number of units placed in service through the development of communities.

For the years ended December 31, 2000 and 1999, recurring capital expenditures increased $516 or 6.0% and $1,162 or 15.5%, respectively, compared to the prior years, primarily due to additional units placed in service and the timing and extent of scheduled capital improvements.

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 63 communities containing an aggregate of 21,591 units which were stabilized as of January 1, 1999, are summarized as follows:

                                                      YEAR ENDED DECEMBER 31,                    YEAR ENDED DECEMBER 31,
                                               ------------------------------------       -----------------------------------
                                                                              %                                         %
                                                 2000           1999        CHANGE          1999           1998       CHANGE
                                               --------       --------      -------       --------       --------     -------
Rental and other revenue (1) ............      $232,435       $221,901        4.7%        $221,901       $213,043       4.2%
Property operating and maintenance
  expense (exclusive of depreciation
  and amortization) (2) .................        70,238         67,841        3.5%          67,841         66,612       1.8%
                                               --------       --------                    --------       --------
Revenue in excess of specified expense ..      $162,197       $154,060        5.3%        $154,060       $146,431       5.2%
                                               ========       ========                    ========       ========

Average economic occupancy (3) ..........          96.8%          96.4%       0.4%            96.4%          96.5%     (0.1)%

Average monthly rental rate per apartment
  unit (4) ..............................      $    897       $    862        4.1%        $    862       $    836       3.1%
                                               ========       ========                    ========       ========
Apartment units in service ..............      $ 21,591         21,591                      21,591         21,591
                                               ========       ========                    ========       ========

(1)      Communities which reached stabilization prior to January 1, 1999.

(2) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the years ended December 31, 2000 and 1999, recurring expenditures were $7,573 and $7,768, or $351 and $360 on a per unit basis, respectively.

(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 94.9% for both years ended December 31, 2000 and 1999.) Concessions were $3,250 and $2,745 and employee discounts were $1,143 and $599 for the years ended December 31, 2000 and 1999, respectively.

(4) Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

Rental and other revenue increased from 1999 to 2000 primarily due to increased rental rates. The increase in property and maintenance expense (exclusive of depreciation and amortization) from 1999 to 2000 was primarily due to increased personnel and property tax expenses.

Rental and other revenue increased from 1998 to 1999 due to increased rental rates. The increase in property and maintenance expenses (exclusive of depreciation and amortization) from 1998 to 1999 was primarily due to an increase in personnel and property tax expenses, partially offset by a decline in utilities expense as a result of water sub-metering and lower repairs and maintenance expense.

THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM. The operating performance of RAM for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                            YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                       --------------------------------     --------------------------------
                                                                   %                                     %
                                         2000         1999      CHANGE        1999         1998       CHANGE
                                       -------      -------     -------     -------      -------      ------
  Property management and
   other revenue ..................    $ 3,826      $ 3,368      13.6%      $ 3,368      $ 3,164        6.4%
  Property management expense .....      3,099        2,925       5.9%        2,925        2,499       17.0%
  Depreciation expense ............         27           27       0.0%           27           34      (20.6)%
                                       -------      -------                 -------      -------
  Revenue in excess of specified
   expense ........................        700      $   416      68.3%      $   416      $   631      (34.1)%
                                       =======      =======                 =======      =======

  Average apartment units managed...    14,422       12,572      14.7%       12,572       11,046       13.8%
                                       =======      =======                 =======      =======

The increase in revenue in excess of specified expense from 1999 to 2000 is primarily attributable to an increase in the average number of units managed. The change from 1998 to 1999 is primarily attributable to management of more communities in lease-up phases as a result of turnover in management contracts.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc., formerly Post Landscape Services, Inc. ("Post Landscape Group").

The operating performance of Post Landscape Group for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                            YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                       -------------------------------     ------------------------------
                                                                  %                                   %
                                         2000         1999     CHANGE        1999       1998       CHANGE
                                       -------      -------    -------     -------     -------     ------

Landscape services and
  other revenue ..............         $11,423      $9,118      25.3%      $9,118      $7,252      25.7%
Landscape services expense ...           9,993       7,904      26.4%       7,904       6,264      26.2%
Depreciation expense .........             374         293      27.6%         293         173      69.4%
                                       -------      ------                 ------      ------
Revenue in excess of specified
  expense ....................         $ 1,056      $  921      14.7%      $  921      $  815      13.0%
                                       =======      ======                 ======      ======

The change in landscape services revenue and landscape services expense from 1999 to 2000 and 1998 to 1999 is primarily due to an increase in landscape contracts.

OTHER INCOME AND EXPENSES

Depreciation expense increased from 1999 to 2000 and from 1998 to 1999 primarily as a result of an increase in units in service, additional leasehold improvements and technology expenditures.

Interest expense increased from 1999 to 2000 and from 1998 to 1999 primarily due to an increase in debt used to fund the development of new communities and increased interest rates (1999 to 2000 only).

Amortization of deferred loan costs increased from 1999 to 2000 due primarily to three unsecured debt issues and two secured debt issues completed by the Company in 2000. Amortization of deferred loan costs increased from 1998 to 1999 due primarily to two secured debt issues completed by the Company in 1999. See "Liquidity and Capital Resources" below.

General and administrative expenses increased from 1999 to 2000 primarily due to increased personnel costs and a reduction in development support. General and administrative expenses decreased from 1998 to 1999 as a result of a reduction in personnel related expenditures and an increase in development support.

The net gain on sale of assets in 2000 resulted from the sale of eight communities, reduced by management's best estimate of the effect of the anticipated sale of communities currently held for sale. The net loss on sale of assets in 1999 resulted from the net loss on the sale of one community and two tracts of land.

In the fourth quarter of 2000, management decided to restrict its development activities to fewer markets, refine its development investment strategy, exit the for-sale housing business and make changes in its executive management team. As a result of this decision, the Company wrote off $4,389 of costs it had incurred in markets it will no longer pursue for development opportunities and on individual development deals that are no longer consistent with management's revised strategy.

At December 31, 2000, all employees included in the severance charge of $3,066 had been notified of their termination and severance agreement. As of February 15, 2001, these employees were no longer providing any service to the Company. The employees included in the accrual at December 31, 2000, were primarily four executives and five accounting department employees in the Dallas regional office. At December 31, 2000, the accrual for unpaid severance charges was $2,250.

In addition to these charges, the Company also recorded an impairment charge of $407 to adjust the cost of for-sale housing in Atlanta and Dallas to its estimated net sales proceeds. Additionally, the Company recorded a charge of $1,503 to write off its investment in Darwin Networks, a high-speed Internet provider that filed for Chapter 11 bankruptcy in January 2001.

The loss on unused treasury locks in 1998 resulted from the termination of treasury locks intended for debt securities that were not issued by the Operating Partnership.

The extraordinary item in 1999, net of the minority interest portion, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's net cash provided by operating activities increased from $148,618 in 1998 to $153,038 in 1999, primarily due to increased net income partially offset by a net decrease in cash from changes in current assets. The change in current assets is primarily attributable to $7,750 of employee loans, $9,500 in tax increment financing receivables with public/private development projects and additional expenditures for pre-development activities.

Net cash provided by operating activities increased from $153,038 in 1999 to $185,073 in 2000 primarily due to changes in working capital and an increase in net income before depreciation.

Net cash used in investing activities decreased from $328,216 in 1998 to $317,960 in 1999 primarily due to proceeds from the sale of one community in March 1999 and reduced capital expenditures. Net cash used in investing activities decreased from $317,960 in 1999 to $255,986 in 2000 primarily due to proceeds from the sale of eight communities partially offset by increased spending on construction and acquisition of real estate assets.

Net cash provided by financing activities decreased from $189,873 in 1998 to $149,638 in 1999 primarily due to reduced proceeds from debt and equity offerings partially offset by reduced debt payments. Net cash provided by financing activities decreased from $149,638 in 1999 to $72,502 in 2000 primarily due to increased debt payments and treasury stock purchases partially offset by increased debt proceeds.

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1993. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income (90% beginning in 2001). As a REIT, the Company generally will not be subject to Federal income tax on net income.

The discussion in this Liquidity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership. At December 31, 2000, the Company had total indebtedness of $1,213,309 and cash and cash equivalents of $7,459. The Company's indebtedness includes approximately $232,504 in conventional mortgages payable and $235,880 in tax-exempt bond indebtedness secured by communities, senior unsecured notes of $720,000, and other unsecured debt and borrowings under unsecured lines of credit totaling approximately $24,925. A schedule of indebtedness is included in Item 7.

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

Lines of Credit

On January 12, 2001, the Company closed a $320,000 three-year syndicated revolving line of credit (the "Revolver") which matures in April 2004. This line of credit bears interest of LIBOR plus .75% or prime minus .25% and replaces the Company's previous line. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restricts the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

Also in January 2001, the Company reached an agreement with a syndicated group of banks for an incremental $185,000, 364 day facility at terms substantially equal to the Revolver.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"). The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and matures on March 31, 2002. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance. In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

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

Secured Debt

On March 30, 1999, the Company issued $50,000 of secured notes to The Northwestern Mutual Life Insurance Company. These notes bear interest at 6.5% with an effective rate of 7.3% after consideration of a terminated swap agreement, mature on March 1, 2009 and are secured by two apartment communities. Net proceeds of $49,933 were used to repay outstanding indebtedness.

On July 23, 1999, the Company issued $104,000 of secured notes to FNMA. Net proceeds of $101,988 were used to repay outstanding indebtedness. These notes bear interest at 30-day LIBOR plus credit enhancement, liquidity and service fees of .935%, mature on July 23, 2029 and are secured by five apartment communities. The notes include a prepayment penalty that is an amount equal to a percentage of the principal amount remaining under the notes at the time of prepayment. The penalty ranges from 4.8% in the first year to .65% in the tenth year. The Company has an option to call these notes after ten years from the issuance date. In December 2000, the Company entered into a swap transaction that fixed the rate of interest on this note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.

On October 3, 2000, the Company issued two secured notes totaling $80,000 to The Northwestern Mutual Life Insurance Company. The notes bear interest at 7.69% and mature on October 1, 2007. Each note is secured by an apartment community. Net proceeds of $79,334 were used to repay outstanding indebtedness.

Senior Unsecured Debt Offerings

On June 7, 1995, the Company issued $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company. The notes were in two tranches; the first, totaling $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2001; and the second, totaling $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the notes were used to repay outstanding indebtedness. The note agreements pursuant to which the notes were purchased contain customary representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

On September 30, 1996, the Company completed a public offering of $125,000 senior unsecured debt comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316%, or 71 basis points over the rate on U.S. Treasury securities with a comparable maturity. The second tranche, $25,000 of 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003

Notes, the "Notes"), was priced at 99.694% to yield 7.544%, or 83 basis points over the rate on U.S. Treasury securities with a comparable maturity. Proceeds from the Notes were used to repay outstanding indebtedness.

On December 20, 2000, the Company issued $185,000 of unsecured senior notes. The notes bear interest at 7.70% and mature on December 20, 2010. Net proceeds of approximately $183,798 were used to repay outstanding indebtedness.

Medium Term Notes and Mandatory Par Put Remarketed Securities

On January 29, 1997, the Company established a program for the sale of Medium-Term Notes due three months or more from the date of issue (the "MTNs"). As of December 31, 2000, the Company had $360,000 aggregate principal amount of notes outstanding under the MTN Program. Proceeds from the MTNs were used to (i) prepay certain outstanding notes and (ii) repay outstanding indebtedness.

On March 12, 1998, the Company issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities(SM) ("MOPPRS(SM)") under the MTN Program. The net proceeds of $99,087 from the sale of the MOPPRS(SM) were used to repay outstanding indebtedness. In connection with the MOPPRS(SM) transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date") reducing the effective borrowing rate through the Remarketing Date to 6.59%. In anticipation of the offering, the Company entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate was increased to approximately 6.85%, the coupon rate on the MOPPRS(SM).

On May 9, 2000, the Company sold $25,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at the London Interbank Offer Rate ("LIBOR") plus .75% and mature on February 1, 2005. Net proceeds of $24,875 were used to repay outstanding indebtedness. In October 2000, the Company entered into a swap transaction that fixed the rate on the notes at 7.28%, inclusive of credit enhancement and other fees, through maturity.

On June 16, 2000, the Company sold $150,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at 8.12% and mature on June 15, 2005. Net proceeds of $148,865 were used to repay outstanding indebtedness.

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

Common Stock Offerings

On December 8, 1998, the Company issued 730,000 shares of common stock at a price of $37 per share. The net proceeds of approximately $27,000 were contributed to the Operating Partnership and used to repay outstanding indebtedness.

On November 4, 1998, the Company issued 1.15 million shares of common stock at a price of $38.6875 per share. The net proceeds of approximately $42,200 were contributed to the Operating Partnership and used to repay outstanding indebtedness.

On May 28, 1998, the Company issued 373,250 shares of its common stock at a price of $40.1875 per share. The shares were deposited into a registered unit investment trust, the Paine Webber Equity Trust Reit Series 1. Net proceeds of $13,662 were contributed to the Operating Partnership and were used to fund development and other operating cash flow needs.

On April 29, 1998, the Company issued approximately 1.1 million shares of its common stock at a price of $40.5625 per share. The shares were deposited into a registered unit investment trust, the Equity Investor Fund Cohen & Steers Realty Majors Portfolio. Net proceeds of $44,059 were used to repay outstanding indebtedness.

On March 4, 1998, the Company issued 3.5 million shares of common stock at a price of $39 per share. Net proceeds of $129,179 were used to repay outstanding indebtedness.

Stock Repurchase Program

The Company's Board of Directors has approved the purchase of up to $100,000 of the Company's common stock. In the fourth quarter of 2000, the Company began repurchasing shares of its common stock in accordance with the announced stock repurchase program using funds from operating cash flow and the sale of properties. Purchases will be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow, existing bank facilities, and proceeds from asset sales. Through December 31, 2000, the Company had repurchased 757,500 shares of its common stock at a total cost of $26,620. From January 1, 2001 through February 10, 2001, the Company has repurchased an additional 255,000 shares of its common stock at a total cost of $9,451. Treasury stock activity for the year ended December 31, 2000 was as follows:

                                                           TREASURY STOCK

                                                       SHARES           AMOUNT
                                                      --------         --------
      Balance at December 31, 1999 ............             --         $     --
         Acquisitions of common stock .........        757,500           26,620
         Other additions ......................         54,497            2,435
         Distribution under Employee Stock Plan         (3,401)            (152)
                                                      --------         --------
      Balance at December 31, 2000 ............        808,596         $ 28,903
                                                      ========         ========

      Amounts in thousands, except share data

      There were 100,000,000 shares of common stock authorized and 38,853,596 and 38,834,323 shares of common stock outstanding at December 31, 2000 and 1999, respectively.

Sale of Properties

In February 2000, the Company sold a 213-unit property located in Atlanta, Georgia for $32,350. Net proceeds of approximately $31,500 were used to repay outstanding indebtedness.

In September 2000, the Company sold three communities in Jackson, Mississippi containing a total of 983 units, for $44,600. Net proceeds of approximately $42,903 were used to repay outstanding indebtedness.

In November 2000, the Company sold two properties located in Nashville, Tennessee, containing a total of 367 units, for $36,885. Net proceeds of approximately $36,290 were used to repay outstanding indebtedness.

In December 2000, the Company sold two properties located in Atlanta, Georgia, containing a total of 421 units, for $47,250. Net proceeds of approximately $46,651 were used to repay outstanding indebtedness and to repurchase the Company's common stock.

Schedule of Indebtedness

The following table reflects the Company's indebtedness at December 31, 2000:


                                                                                                   MATURITY      PRINCIPAL
             DESCRIPTION                      LOCATION                INTEREST RATE                DATE (1)       BALANCE
             -----------                     ----------               -------------                --------      ----------
CONVENTIONAL FIXED RATE (SECURED)

Parkwood Townhomes(TM) ................      Dallas, TX                7.375%                      04/01/14      $      799

Northwestern Mutual Life ..............         N/A                     6.50% (2)                  03/01/09          48,601

Northwestern Mutual Life ..............      Dallas, TX                 7.69%                      10/01/07          28,666

Northwestern Mutual Life ..............      Dallas, TX                 7.69%                      10/01/07          51,238

FNMA ..................................      Atlanta, GA               6.975% (3)                  07/23/29         103,200
                                                                                                                 ----------
                                                                                                                    232,504
                                                                                                                 ----------

TAX EXEMPT FLOATING RATE (SECURED)

Post Ashford(R) Series 1995.............     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25           9,895

Post Valley(R) Series 1995..............     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25          18,600

Post Brook(R) Series 1995...............     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25           4,300

Post Village(R) (Atlanta) Hills
  Series 1995...........................     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25           7,000

Post Mill(R) Series 1995................     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25          12,880

Post Canyon(R) Series 1996..............     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25          16,845

Post Corners(R) Series 1996.............     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25          14,760

Post Bridge(R)..........................     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25          12,450

Post Village(R) (Atlanta) Gardens.......     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25          14,500

Post Chase(R)...........................     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25          15,000

Post Walk(R)............................     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25          15,000

Post Lake(R)............................     Orlando, FL      "AAA" NON-AMT + .515% (4)(5)         06/01/25          28,500

Post Fountains at Lee Vista(R)..........     Orlando, FL      "AAA" NON-AMT + .515% (4)(5)         06/01/25          21,500

Post Village(R) (Atlanta) Fountains
   and Meadows..........................     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25          26,000

Post Court(R)...........................     Atlanta, GA      "AAA" NON-AMT + .515% (4)(5)         06/01/25          18,650
                                                                                                                 ----------
                                                                                                                    235,880
                                                                                                                 ----------
SENIOR NOTES (UNSECURED)

Northwestern Mutual Life................        N/A                     8.21%                      06/07/01          30,000

Medium Term Notes.......................        N/A                     7.02%                      04/02/01          37,000

Northwestern Mutual Life................        N/A                     8.37%                      06/07/02          20,000

Senior Notes............................        N/A                     7.25%                      10/01/03         100,000

Medium Term Notes.......................        N/A                     7.30%                      04/01/04          13,000

Medium Term Notes.......................        N/A                     6.69%                      09/22/04          10,000

Medium Term Notes.......................        N/A                     6.78%                      09/22/05          25,000

Senior Notes............................        N/A                     7.50%                      10/01/06          25,000

Mandatory Par Put Remarketed
 Securities.............................        N/A                     6.85% (6)                  03/16/15         100,000

Medium Term Notes.......................        N/A                     7.28% (7)                  02/01/05          25,000

Medium Term Notes.......................        N/A                     8.12%                      06/15/05         150,000

Senior Notes............................        N/A                     7.70%                      12/20/10         185,000
                                                                                                                 ----------
                                                                                                                    720,000
                                                                                                                 ----------
LINES OF CREDIT & OTHER UNSECURED DEBT

City of Phoenix.........................        N/A                     5.00% (8)                  03/01/21           2,000

Revolver ...............................        N/A        LIBOR + .825% or prime minus .25% (9)   04/30/03          18,000

Cash Management Line....................        N/A        LIBOR + .675% or prime minus .25%       03/31/01           4,925
                                                                                                                 ----------
                                                                                                                     24,925
                                                                                                                 ----------
TOTAL...................................                                                                         $1,213,309
                                                                                                                 ==========

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.

(2) This note bears interest at 6.50% with an effective rate of 7.30% after consideration of a terminated swap agreement.

(3) In December 2000, the Company entered into a swap transaction that fixed the rate of interest on this note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.

(4) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998). The Company pays credit enhancement fees of .515% of the amount of such bonds or the amount of the letters of credit, as the case may be.

(5) These bonds are cross-collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.

(6) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(7) In October 2000, the Company entered into a swap transaction that fixed the rate on the note at 7.28%, inclusive of credit enhancement and other fees, through maturity.

(8) This loan is interest free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

(9) Represents stated rate. The Company may also make "money market" loans of up to $175,000 at rates below the stated rate. At December 31, 2000, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 7.49%. Effective January 12, 2001, the interest rate is LIBOR plus .75% or prime minus .25% and the debt matures April 30, 2004. Also effective January 12, 2001, the Company may make "money market" loans of up to $160,000 at rates below the stated rate.

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

Acquisition of assets and community improvement expenditures for the years ended December 31, 2000 and 1999 are summarized as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                          2000                    1999
                                                                       ---------               ---------
New community development and acquisition activity.....                $387,649                $320,081
Revenue generating additions and improvements:
   Property renovations ...............................                   6,638                   7,826
   Submetering of water service .......................                      32                     185
Nonrecurring capital expenditures:
   Vehicle access control gates .......................                     403                     794
   Other community additions and improvements .........                   5,173                   2,177
Recurring capital expenditures:
   Carpet replacements ................................                   2,890                   2,864
   Other community additions and improvements .........                   6,267                   5,777
   Corporate additions and improvements ...............                   3,441                   6,811
                                                                       --------                --------
                                                                       $412,493                $346,515
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

FFO and CAD for the years ended December 31, 2000, 1999 and 1998 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                                        YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------------
                                                                          2000                 1999                 1998
                                                                      ------------         ------------         ------------
Net income available to common shareholders ......................... $     88,645         $     92,642         $     77,477
Extraordinary item, net of minority interest ........................           --                  458                   --
Minority interest ...................................................       11,691               12,598               11,511
Net (gain) loss on sale of assets ...................................       (3,208)               1,522                   --
                                                                      ------------         ------------         ------------
Adjusted net income .................................................       97,128              107,220               88,988
Depreciation of real estate assets ..................................       66,283               55,361               45,214
                                                                      ------------         ------------         ------------
Funds from Operations (1) ...........................................      163,411              162,581              134,202
Recurring capital expenditures (2) ..................................       (9,157)              (8,641)              (7,479)
Non-recurring capital expenditures (3) ..............................       (5,576)              (2,971)              (1,423)
Loan amortization payments ..........................................       (1,869)                 (81)                 (75)
                                                                      ------------         ------------         ------------
Cash Available for Distribution ..................................... $    146,809         $    150,888         $    125,225
                                                                      ============         ============         ============
Revenue generating capital expenditures (4) ......................... $      6,670         $      8,011         $     13,614
                                                                      ============         ============         ============
Cash Flow Provided From (Used In):
  Operating activities .............................................. $    185,073         $    153,038         $    148,618
  Investing activities .............................................. $   (255,986)        $   (317,960)        $   (328,216)
  Financing activities .............................................. $     72,502         $    149,638         $    189,873

Weighted average common shares outstanding - basic ..................   39,317,725           38,460,689           35,028,596
                                                                      ============         ============         ============
Weighted average common shares outstanding - diluted ................   39,852,514           38,916,987           35,473,587
                                                                      ============         ============         ============
Weighted average common shares and units outstanding - basic ........   44,503,290           43,663,373           40,244,351
                                                                      ============         ============         ============
Weighted average common shares and units outstanding - diluted ......   45,038,079           44,119,671           40,689,342
                                                                      ============         ============         ============

(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles ("GAAP"). The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions. FFO for 1998 has been restated to reflect the requirements of the new NAREIT definition.

(2) Recurring capital expenditures consisted primarily of $2,890, $2,864 and $2,550 of carpet replacement and $6,267, $5,777 and $4,929 of other community additions and improvements to existing communities for the years ended December 31, 2000, 1999 and 1998, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $3,441, $6,811, and $8,576 are excluded from the calculation of CAD for the years ended December 31, 2000, 1999 and 1998, respectively.

(3) Non-recurring capital expenditures consisted of the additions of vehicle access control gates to communities of $403, $794, and $377 and other community additions and improvements of $5,173, $2,177 and $1,046 for the years ended December 31, 2000, 1999 and 1998, respectively.

(4) Revenue generating capital expenditures included major renovations of communities in the amount of $6,638, $7,826, and $12,896 for the years ended December 31, 2000, 1999 and 1998, respectively, and sub-metering of water service to communities in the amounts of $32, $185, and $718 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                                  RISK FACTORS

THE FOLLOWING RISK FACTORS APPLY TO THE COMPANY AND THE OPERATING PARTNERSHIP. ALL INDEBTEDNESS DESCRIBED IN THE RISK FACTORS HAS BEEN INCURRED BY THE OPERATING PARTNERSHIP.

UNFAVORABLE CHANGES IN APARTMENT MARKETS AND ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OCCUPANCY LEVELS AND RENTAL RATES.

         Market and economic conditions in the various metropolitan areas of the United States where the Company operates may significantly affect occupancy levels and rental rates and therefore profitability. Factors that may adversely affect these conditions include the following:

         - the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;

         - local conditions, such as oversupply of, or reduced demand for, apartment homes;

         - a future economic downturn that simultaneously affects one or more of the Company's geographic markets;

         -        declines in household formation;

         - rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs; and

         - competition from other available apartments and changes in market rental rates.

Any of these factors could adversely affect the Company's ability to achieve desired operating results from its communities.

DEVELOPMENT AND CONSTRUCTION RISKS COULD IMPACT THE COMPANY'S PROFITABILITY.

         The Company intends to continue to develop and construct apartment communities. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company's development and construction activities may be exposed to the following risks:

         - the Company may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs;

         - the Company may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs, which could make completion of the property uneconomical, and the Company may not be able to increase rents to compensate for the increase in construction costs;

         - the Company intends to concentrate its attention on fewer markets and reduce annual development expenditures, and it may abandon development opportunities that it has already begun to explore, and it may fail to recover expenses already incurred in connection with exploring those opportunities;

         - the Company has been and may continue to be unable to complete construction and lease-up of a community on schedule and meet financial goals for development projects;

         - because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, the Company may be unable to meet its profitability goals for that community; and

         - construction costs have been increasing in the Company's existing markets, and may continue to increase in the future and, in some cases, the costs of upgrading acquired communities have, and may continue to, exceed original estimates and the Company may be unable to charge rents that would compensate for these increases in costs.

FAILURE TO SUCCEED IN NEW MARKETS MAY LIMIT THE COMPANY'S GROWTH.

         The Company may from time to time commence development activity or make acquisitions outside of its existing market areas if appropriate opportunities arise. The Company's historical experience in its existing markets does not ensure that it will be able to operate successfully in new markets. The Company may be exposed to a variety of risks if it chooses to enter new markets. These risks include, among others:

         - an inability to evaluate accurately local apartment market conditions and local economies;

         - an inability to obtain land for development or to identify appropriate acquisition opportunities;

         -        an inability to hire and retain key personnel; and

         - lack of familiarity with local governmental and permitting procedures.

POSSIBLE DIFFICULTY OF SELLING APARTMENT COMMUNITIES COULD LIMIT THE COMPANY'S OPERATIONAL AND FINANCIAL FLEXIBILITY.

         Although the Company has experienced success in disposing of apartment communities that no longer meet its strategic objectives, market conditions could change and purchasers may not be willing to pay acceptable prices. A weak market may limit the Company's ability to change its portfolio promptly in response to changing economic conditions. Also, if the Company is unable to sell apartment communities or if it can only sell apartment communities at prices lower than are generally acceptable, then the Company may not have adequate capital to execute its development and construction strategy. Furthermore, a significant portion of the proceeds from the Company's overall property sales may be held in escrow accounts in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code so that any related capital gain can be deferred for federal income tax purposes. As a result, the Company may not have immediate access to all of the cash flow generated from property sales.

CHANGING INTEREST RATES COULD INCREASE INTEREST COSTS AND COULD AFFECT THE MARKET PRICE OF THE COMPANY'S SECURITIES.

         The Company has incurred, and expects to continue to incur, debt bearing interest at rates that vary with market interest rates. Therefore, if interest rates increase, the Company's interest costs will rise to the extent its variable rate debt is not hedged effectively. In addition, an increase in market interest rates may lead purchasers of the Company's securities to demand a higher annual yield, which could adversely affect the market price of the Company's common and preferred stock and debt securities.

FAILURE TO GENERATE SUFFICIENT CASH FLOWS COULD AFFECT THE COMPANY'S DEBT FINANCING AND CREATE REFINANCING RISK.

         The Company is subject to the risks normally associated with debt financing, including the risk that its cash flow will be insufficient to make required payments of principal and interest. Although the Company may be able to use cash flow to make future principal payments, it cannot assure investors that sufficient cash flow will be available to make all required principal payments and still satisfy the distribution requirements that the Company must satisfy in order to maintain its status as a real estate investment trust or "REIT" for federal income tax purposes. The following factors, among others, may affect the cash flows generated by the Company's apartment communities:

         -        the national and local economies;

         - local real estate market conditions, such as an oversupply of apartment homes;

         - the perceptions by prospective residents of the safety, convenience and attractiveness of the Company's communities and the neighborhoods in which they are located;

         - the Company's ability to provide adequate management, maintenance and insurance; and

         -        rental expenses, including real estate taxes and utilities.

         Expenses associated with the Company's investment in a community, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagee. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2000, the Company had outstanding mortgage indebtedness of approximately $468 million and senior unsecured debt of approximately $720 million and outstanding indebtedness under its lines of credit aggregating $25 million.

THE COMPANY COULD BECOME MORE HIGHLY LEVERAGED WHICH COULD RESULT IN AN INCREASED RISK OF DEFAULT AND IN AN INCREASE IN ITS DEBT SERVICE REQUIREMENTS.

         The Company's board of directors has adopted a policy of limiting indebtedness to approximately 60% of the undepreciated book value of its assets, but the Company's organizational documents do not contain any limitation on the amount or percentage of indebtedness, funded or otherwise, that it might incur. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations and the Company's ability to make expected distributions to its shareholders and the Operating Partnership's ability to make expected distributions to its limited partners and in an increased risk of default on the obligations of the Company and the Operating Partnership. In addition, the Company's and the Operating Partnership's ability to incur debt is limited by covenants in bank and other credit agreements. The Company manages its debt to be in compliance with its stated policy and with these debt covenants, but subject to compliance with these covenants, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company's ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default on its obligations and in an increase in debt service requirements, both of which could adversely affect the Company's financial condition and ability to access debt and equity capital markets in the future.

DEBT FINANCING MAY NOT BE AVAILABLE AND EQUITY ISSUANCES COULD BE DILUTIVE TO THE COMPANY'S SHAREHOLDERS.

         The Company's ability to execute its business strategy depends on its access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Debt financing may not be available in sufficient amounts, or on favorable terms or at all. If the Company issues additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of existing shareholders could be diluted.

ACQUIRED COMMUNITIES MAY NOT ACHIEVE ANTICIPATED RESULTS.

         The Company intends to continue to selectively acquire apartment communities that meet its investment criteria. The Company's acquisition activities and their success may be exposed to the following risks:

         - an acquired community may fail to achieve expected occupancy and rental rates and may fail to perform as expected;

         - the Company may not be able to successfully integrate acquired properties and operations; and

         - the Company's estimates of the costs of repositioning or redeveloping the acquired property may prove inaccurate, causing the Company to fail to meet its profitability goals.

INCREASED COMPETITION COULD LIMIT THE COMPANY'S ABILITY TO LEASE APARTMENT HOMES OR INCREASE OR MAINTAIN RENTS.

         The Company's apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in a particular area could adversely affect the Company's ability to lease apartment homes and increase or maintain rents.

LIMITED INVESTMENT OPPORTUNITIES COULD ADVERSELY AFFECT THE COMPANY'S GROWTH.

         The Company expects that other real estate investors will compete to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, developer partnerships, investment companies and other apartment REITs. This competition could increase prices for properties of the type that the Company would likely pursue, and competitors may have greater resources than the Company. As a result, the Company may not be able to make attractive investments on favorable terms, which could adversely affect its growth.

INTEREST RATE HEDGING CONTRACTS MAY BE INEFFECTIVE AND MAY RESULT IN MATERIAL CHARGES.

         From time to time when the Company anticipates issuing debt securities, it may seek to limit exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. The Company may do this to increase the predictability of its financing costs. Also, from time to time the Company may rely on interest rate hedging contracts to limit its exposure under variable rate debt to unfavorable changes in market interest rates. If the pricing of new debt securities is not within the parameters of, or market interest rates produce a lower interest cost than the Company incurs under, a particular interest rate hedging contract, the contract is ineffective. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite the Company's efforts to minimize its exposure to interest rate fluctuations, the Company cannot guarantee that it will maintain coverage for all of its outstanding indebtedness at any particular time. If the Company does not effectively protect itself from this risk, it may be subject to increased interest costs resulting from interest rate fluctuations.

LOSSES FROM NATURAL CATASTROPHES MAY EXCEED INSURANCE COVERAGE.

         The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance on its properties, which are believed to be of the type and amount customarily obtained on real property assets. The Company intends to obtain similar coverage for properties acquired in the future. However, some losses, generally of a catastrophic nature, such as losses from floods or earthquakes, may be subject to limitations. The Company exercises discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on its investments at a reasonable cost and on suitable terms. If the Company suffers a substantial loss, its insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

POTENTIAL LIABILITY FOR ENVIRONMENTAL CONTAMINATION COULD RESULT IN SUBSTANTIAL COSTS.

         The Company is in the business of acquiring, developing, owning, operating and from time to time selling real estate. Under various federal, state and local environmental laws, as a current or former owner or operator, the Company could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous or toxic substances, often regardless of its knowledge of or responsibility for the contamination and solely by virtue of its current or former ownership or operation of the real estate. In addition, the Company could be held liable to a governmental authority or to third parties for property damage and for investigation and clean-up costs incurred in connection with the contamination. These costs could be substantial, and in many cases environmental laws create liens in favor of governmental authorities to secure their payment. The presence of such substances or a failure to properly remediate any resulting contamination could materially and adversely affect the Company's ability to borrow against, sell or rent an affected property.

COMPLIANCE OR FAILURE TO COMPLY WITH LAWS REQUIRING ACCESS TO THE COMPANY'S PROPERTIES BY DISABLED PERSONS COULD RESULT IN SUBSTANTIAL COST.

         The Americans with Disabilities Act, the Fair Housing Act of 1988 and other federal, state and local laws generally require that public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require the Company to add other structural features that increase construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on the Company with respect to improved access by disabled persons. The Company cannot ascertain the costs of compliance with these laws, which may be substantial.

THE COMPANY MAY FAIL TO QUALIFY AS A REIT FOR FEDERAL INCOME TAX PURPOSES.

         The Company's qualification as a REIT for federal income tax purposes depends upon its ability to meet on a continuing basis, through actual annual operating results, distribution levels and diversity of stock ownership, the various qualification tests and organizational requirements imposed upon REITs under the Internal Revenue Code. The Company believes that it has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993, and plans to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements, however, are highly technical and complex. The Company cannot guarantee, therefore, that it has qualified or will continue to qualify in the future as a REIT. The determination that the Company qualifies as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within the Company's control. Even a technical or inadvertent mistake could jeopardize the Company's REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

         If the Company were to fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions of the Internal Revenue Code did not apply, the Company would be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, leaving less money available for distributions to its shareholders. In addition, distributions to shareholders in any year in which the Company failed to qualify would not be deductible by the Company for federal income tax purposes nor would they be required to be made. Unless entitled to relief under specific statutory provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. It is not possible to predict whether in all circumstances the Company would be entitled to such statutory relief. The Company's failure to qualify as a REIT likely would have a significant adverse effect on the value of its securities.

THE OPERATING PARTNERSHIP MAY FAIL TO BE TREATED AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES.

         Management believes that the Operating Partnership qualifies, and has so qualified since its formation, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. No assurance can be provided, however, that the IRS will not challenge the treatment of the Operating Partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, then the taxable income of the Operating Partnership would be taxable at regular corporate income tax rates. In addition, the treatment of the Operating Partnership as a corporation would cause the Company to fail to qualify as a REIT. See "--The Company may fail to qualify as a REIT for federal income tax purposes" above.

THE COMPANY'S SHAREHOLDERS MAY NOT BE ABLE TO EFFECT A CHANGE OF CONTROL.

         The articles of incorporation and bylaws of the Company, the partnership agreement of the Operating Partnership, and the Georgia Business Corporation Code contain a number of provisions that could delay, defer or prevent a transaction or a change of control that might involve a premium price for the Company's shareholders or otherwise be in their best interests, including the following:

         Ownership limit. One of the requirements for maintenance of the Company's qualification as a REIT for federal income tax purposes is that no more than 50% in value of its outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. Primarily to facilitate maintenance of its qualification as a REIT for federal income tax purposes, the ownership limit under the Company's articles of incorporation prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group of more than 6.0% of the issued and outstanding shares of the Company's common stock, subject to an exception for shares of common stock held by Mr. Williams and Mr. Glover, the Company's Chairman and Vice Chairman. Together, these limitations are referred to as the "ownership limit." Further, the Company's articles of incorporation include provisions allowing it to stop transfers of and redeem its shares that are intended to assist the Company in complying with these requirements. These provisions may have the effect of delaying, deferring or preventing someone from taking control, even though a change of control might involve a premium price for the Company's shareholders or might otherwise be in the shareholders' best interests.

         Staggered board. The Company's articles of incorporation provides that the board of directors will consist of eight members and can be increased or decreased after that according to its bylaws, provided that the total number of directors is not less than three nor more than 15. Pursuant to the Company's bylaws, the number of directors will be fixed by the board of directors within the limits in its articles of incorporation. The board of directors is divided into three classes of directors. Directors for each class are chosen for a three-year term. The staggered terms for directors may affect the Company's shareholders' ability to effect a change of control, even if a change of control would be in the interest of the shareholders.

         Preferred shares; classification or reclassification of unissued shares of capital stock without shareholder approval. The Company's articles of incorporation provide that the total number of shares of stock of all classes which it has authority to issue is 120,000,000, consisting of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 5,000,000 had been issued as of December 31, 2000. The board of directors has the authority, without a vote of shareholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. The issuance of preferred stock or other shares having special preferences or rights could delay or prevent a change of control even if a change of control would be in the interests of the shareholders. Because the board of directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, the board of directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of the Company's common stock.

         Consent rights of the Unitholders. Under the partnership agreement of the Operating Partnership, the Company may not merge or consolidate with another entity unless the merger includes the merger of the Operating Partnership, which requires the approval of the holders of a majority of the outstanding units of limited partnership. If the Company were to ever hold less than a majority of the units, this voting requirement might limit the possibility for an acquisition or a change of control.

         Georgia Anti-Takeover Statutes. The Georgia Business Corporation Code generally restricts a company from entering into certain business combinations with an interested shareholder for a period of five years after the date on which the shareholder becomes an interested shareholder unless (1) the transaction is approved by the board of directors of the company prior to the date the person becomes an interested shareholder, (2) the interested shareholder acquires 90% of the company's voting stock in the same transaction in which it exceeds 10% or (3) subsequent to becoming an interested shareholder, the shareholder acquires 90% of the company's voting stock and the business combination is approved by the holders of a majority of the voting stock entitled to vote on the business combination. An interested shareholder is defined as any person or entity that is the beneficial owner of at least 10% of the company's voting stock. This business combination statute will not apply unless the bylaws of the corporation specifically provides that the statute is applicable to the corporation. The Company has not elected to be covered by this statute, but it could so by action of the board of directors at any time.

         Georgia Fair Price Statute. The Georgia Fair Price Statute imposes fair price and procedural requirements applicable to business combinations with any person who owns 10% or more of the common stock. These statutory requirements restrict business combinations with, and accumulations of shares of voting stock of, certain Georgia corporations. This fair price statute will not apply unless the bylaws of the corporation specifically provides that the statute is applicable to the corporation. The Company has not elected to be covered by this statute, but it could do so by action of the board of directors at any time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The Company's primary market risk exposure is interest rate risk. At December 31, 2000, the Company had $151,125 of variable rate debt tied to LIBOR. In addition, the Company had $235,880 in variable tax-exempt debt tied to "AAA" NON-AMT. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

                                                            EXPECTED MATURITY DATE
                              -----------------------------------------------------------------------------------------------------
                                                                                               THERE-                    FAIR
                                2001         2002        2003         2004         2005        AFTER        TOTAL        VALUE
                              ---------    --------    ---------    ---------    ---------    ---------   ----------   ----------
                                                                                                                       (IN MILLIONS)
                              -----------------------------------------------------------------------------------------------------
Long-term Debt:
  Fixed Rate ...............  $  69,066    $ 22,316    $ 102,480    $  25,654    $ 177,848    $ 428,940   $  826,304   $  822,043
                              ---------    --------    ---------    ---------    ---------    ---------   ----------   ----------
   Average interest rate....       7.49%       7.47%        7.50%        7.52%        7.36%        6.83%        7.49%
                                                                                                to 7.39%
  Floating Rate (1)
  LIBOR-based:
   Cash Management
    Line (2)................                  4,925                                                            4,925        4,925
   MTN......................                                                        25,000                    25,000       25,000
   Revolver (2).............                                           18,000                                 18,000       18,000
   FNMA (3).................                                                                    103,200      103,200      103,200
                              ---------    --------    ---------    ---------    ---------    ---------   ----------   ----------
    Total LIBOR-based.......                  4,925           --       18,000       25,000      103,200      151,125      151,125
Tax-exempt (4)..............                                                                    235,880      235,880      235,880
                              ---------    --------    ---------    ---------    ---------    ---------   ----------   ----------
Total floating rate
     Debt...................         --       4,925           --       18,000       25,000      339,080      387,005      387,005
                              ---------    --------    ---------    ---------    ---------    ---------   ----------   ----------
Total debt..................  $  69,066    $ 27,241    $ 102,480     $ 43,654    $ 202,848    $ 768,020   $1,213,309   $1,209,048
                              =========    ========    =========    =========    =========    =========   ==========   ==========

(1) Interest on these debt instruments is based on LIBOR ranging from LIBOR plus .675% to .750% above LIBOR. At December 31, 2000, the LIBOR rate was 6.561%. See Schedule of Indebtedness in Management's Discussion and Analysis for rates on individual debt instruments.

(2) Assumes the Company's Revolver and Cash Management Line are repaid at the maturity date. Management believes these lines will be renewed at maturity with similar terms. Maturity dates reflect new terms which are effective January 12, 2001.

(3) In December 2000, the Company entered into a swap transaction that fixed the rate on the note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.

(4) At December 31, 2000, the "AAA" NON-AMT rate was 5.00%. Interest on these debt instruments is equal to the "AAA" NON-AMT rate plus .515%. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5.00%.

                                                                 AVERAGE                       EXPECTED
                                                                PAY RATE/      AVERAGE        SETTLEMENT       FAIR
   INTEREST RATE DERIVATIVES            NOTIONAL AMOUNT          CAPRATE     RECEIVE RATE        DATE          VALUE
-------------------------------       -------------------      ----------   -------------     ----------     ---------
Interest Rate Swaps
                                      $104,000 amortizing                      1 month
   Variable to fixed...........            to $90,270           6.04%           LIBOR           7/31/09      $   (793)
                                                                               3 month
   Variable to fixed...........               25,000            6.53%           LIBOR           2/01/05          (679)
Interest rate cap..............               76,000            5.00%            --             2/01/03            11
Interest rate cap..............              141,230            5.00%            --             2/01/03            20
Interest rate cap..............             $ 18,650            5.00%            --             2/01/03             3
                                                                                                             --------
                                                                                                             $ (1,438)
                                                                                                             ========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the headings "Election of Directors" entitled "Nominees for Election," "Incumbent Directors -- Term Expiring 2002," and "Incumbent Directors -- Term Expiring 2003" of the Proxy Statement for Annual Meeting of Shareholders to be held May 22, 2001 (the "Proxy Statement") are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
 POST PROPERTIES, INC.
 Consolidated Financial Statements:
   Report of Independent Accountants......................................................................      41
   Consolidated Balance Sheets as of December 31, 2000 and 1999...........................................      42
   Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.............      43
   Consolidated Statements of Shareholders' Equity and Accumulated Earnings for the
     Years Ended December 31, 2000, 1999 and 1998.........................................................      44
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.............      45
   Notes to Consolidated Financial Statements.............................................................      46

 POST APARTMENT HOMES, L.P.
 Consolidated Financial Statements:
   Report of Independent Accountants......................................................................      62
   Consolidated Balance Sheets as of December 31, 2000 and 1999...........................................      63
   Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.............      64
   Consolidated Statements of Partners' Equity for the Years Ended December 31, 2000, 1999 and 1998.......      65
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.............      66
   Notes to Consolidated Financial Statements.............................................................      67

 Schedule III:
   Real Estate and Accumulated Depreciation...............................................................      83

All other schedules are omitted because they are either not applicable or not required.

 POST PROPERTIES, INC. -- 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
 Financial Statements:
   Report of Independent Accountants......................................................................      86
   Statement of Net Assets Available for Plan Benefits as of December 31, 2000 and 1999...................      87
   Statement of Changes in Net Assets Available for Plan Benefits for the Years Ended
     December 31, 2000 and 1999...........................................................................      88
   Notes to Financial Statements..........................................................................      89

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Post Properties, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and accumulated earnings, and of cash flows, present fairly, in all material respects, the financial position of Post Properties, Inc. at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP (signed)


Atlanta, Georgia
February 16, 2001

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                           DECEMBER 31,
                                                                                   -----------------------------
                                                                                      2000              1999
                                                                                   -----------       -----------
ASSETS
 Real estate assets
   Land .........................................................................  $   281,525       $   277,784
   Building and improvements ....................................................    1,681,798         1,574,158
   Furniture, fixtures and equipment ............................................      190,968           137,602
   Construction in progress .....................................................      509,702           576,361
   Land held for future development .............................................       28,995            16,880
                                                                                   -----------       -----------
                                                                                     2,692,988         2,582,785
   Less: accumulated depreciation ...............................................     (345,121)         (303,016)
     Assets held for sale .......................................................      122,047                --
                                                                                   -----------       -----------
     Real estate assets .........................................................    2,469,914         2,279,769
 Cash and cash equivalents ......................................................        7,459             5,870
 Restricted cash ................................................................        1,272             1,380
 Deferred charges, net ..........................................................       21,700            20,820
 Other assets ...................................................................       50,892            42,334
                                                                                   -----------       -----------
        Total assets ............................................................  $ 2,551,237       $ 2,350,173
                                                                                   ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Notes payable ..................................................................  $ 1,213,309       $   989,583
 Accrued interest payable .......................................................       10,751             9,160
 Dividend and distribution payable ..............................................       33,933            31,285
 Accounts payable and accrued expenses ..........................................       67,136            59,780
 Security deposits and prepaid rents ............................................        9,407             9,023
                                                                                   -----------       -----------
        Total liabilities .......................................................    1,334,536         1,098,831
                                                                                   -----------       -----------
 Minority interest of preferred unitholders in Operating Partnership ............       70,000            70,000
                                                                                   -----------       -----------
 Minority interest of common unitholders in Operating Partnership ...............      118,091           122,480
                                                                                   -----------       -----------
 Commitments and contingencies ..................................................           --                --
 Shareholders' equity
    Preferred stock, $.01 par value, 20,000,000 authorized:
    8 1/2% Series A Cumulative Redeemable Shares, liquidation
    preference $50 per share, 1,000,000 shares issued and outstanding ...........           10                10
    7 5/8% Series B Cumulative Redeemable Shares, liquidation
    preference $25 per share, 2,000,000 shares issued and
    outstanding .................................................................           20                20
    7 5/8% Series C Cumulative Redeemable Shares, liquidation
    preference $25 per share, 2,000,000 shares issued and
    outstanding .................................................................           20                20
   Common stock, $.01 par value, 100,000,000
    authorized, 39,662,192 and 38,834,323 shares issued, 38,853,596 and
    38,834,323 shares outstanding at December 31, 2000 and 1999, respectively ...          396               388
   Additional paid-in capital ...................................................    1,057,067         1,058,424
   Accumulated earnings .........................................................           --                --
                                                                                   -----------       -----------
                                                                                     1,057,513         1,058,862
        Less common stock in treasury at cost, 808,596 shares ...................      (28,903)               --
                                                                                   -----------       -----------
        Total shareholders' equity ..............................................    1,028,610         1,058,862
                                                                                   -----------       -----------
        Total liabilities and shareholders' equity ..............................  $ 2,551,237       $ 2,350,173
                                                                                   ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                  2000                1999              1998
                                                                              ------------        ------------      ------------
REVENUES
  Rental .................................................................... $    365,895        $    318,697      $    275,755
  Property management - third party .........................................        3,826               3,368             3,164
  Landscape services - third party ..........................................       11,423               9,118             7,252
  Interest ..................................................................        1,922                 764               472
  Other .....................................................................       16,766              13,980            12,262
                                                                              ------------        ------------      ------------
      Total revenue .........................................................      399,832             345,927           298,905
                                                                              ------------        ------------      ------------
EXPENSES
  Property operating and maintenance (exclusive of items
    shown separately below) .................................................      131,349             113,152            99,717
  Depreciation ..............................................................       71,113              58,013            46,646
  Property management - third party .........................................        3,099               2,925             2,499
  Landscape services - third party ..........................................        9,993               7,904             6,264
  Interest ..................................................................       50,303              33,192            31,297
  Amortization of deferred loan costs .......................................        1,636               1,496             1,185
  General and administrative ................................................       10,066               7,788             8,495
  Minority interest in consolidated property partnerships ...................       (1,695)                511               397
                                                                              ------------        ------------      ------------
      Total expenses ........................................................      275,864             224,981           196,500
                                                                              ------------        ------------      ------------
  Income before net gain (loss) on sale of assets, loss on unused treasury locks, other charges, minority interest of unitholders in Operating
    Partnership and extraordinary item ......................................      123,968             120,946           102,405
  Net gain (loss) on sale of assets .........................................        3,208              (1,522)               --
  Loss on unused treasury locks .............................................           --                  --            (1,944)
  Project abandonment, employee severance and impairment charges ............       (9,365)                 --                --
  Minority interest of preferred unitholders in Operating Partnership .......       (5,600)             (1,851)               --
  Minority interest of common unitholders in Operating Partnership ..........      (11,691)            (12,598)          (11,511)
                                                                              ------------        ------------      ------------
  Income before extraordinary item ..........................................      100,520             104,975            88,950
  Extraordinary item, net of minority interest of unitholders
    in Operating Partnership ................................................           --                (458)               --
                                                                              ------------        ------------      ------------
  Net income ................................................................      100,520             104,517            88,950
  Dividends to preferred shareholders .......................................      (11,875)            (11,875)          (11,473)
                                                                              ------------        ------------      ------------
  Net income available to common shareholders ............................... $     88,645        $     92,642      $     77,477
                                                                              ============        ============      ============
EARNINGS PER COMMON SHARE - BASIC
  Income before extraordinary item (net of preferred dividends) ............. $       2.25        $       2.42      $       2.21
  Extraordinary item ........................................................           --               (0.01)               --
                                                                              ------------        ------------      ------------
  Net income available to common shareholders ............................... $       2.25        $       2.41      $       2.21
                                                                              ============        ============      ============
  Weighted average common shares outstanding ................................   39,317,725          38,460,689        35,028,596
                                                                              ============        ============      ============
  Dividends declared ........................................................ $       3.04        $       2.80      $       2.60
                                                                              ============        ============      ============
EARNINGS PER COMMON SHARE - DILUTED
  Income before extraordinary item (net of preferred dividends) ............. $       2.22        $       2.39      $       2.18
  Extraordinary item ........................................................           --               (0.01)               --
                                                                              ------------        ------------      ------------
  Net income available to common shareholders ............................... $       2.22        $       2.38      $       2.18
                                                                              ============        ============      ============
  Weighted average common shares outstanding ................................   39,852,514          38,916,987        35,473,587
                                                                              ============        ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                 ADDITIONAL
                                                       PREFERRED      COMMON      PAID-IN      TREASURY     ACCUMULATED
                                                        SHARES        SHARES      CAPITAL        STOCK        EARNINGS      TOTAL
                                                      ----------    ----------   ----------   ----------    -----------  ----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1997 .............................     $       30    $      306   $  756,584   $       --    $       --   $  756,920
  Proceeds from Preferred Shares, net of
   underwriting discount and offering
   costs of $1,716 ..............................             20            --       48,264           --            --       48,284
  Proceeds from Common Shares, net of
    Underwriting discount and offering
     Costs of $13,592 ...........................             --            69      255,838           --            --      255,907
  Proceeds from Dividend Reinvestment and
    Employee Stock Purchase Plans ...............             --             5       18,855           --            --       18,860
   Adjustment for minority interest of
    unitholders in Operating Partnership
    at dates of capital transactions ............             --            --      (15,031)          --            --      (15,031)
  Net income ....................................             --            --           --           --        88,950       88,950
  Dividends to preferred shareholders ...........             --            --           --           --       (11,473)     (11,473)
  Dividends declared and paid to common
    Shareholders ................................             --            --      (13,254)          --       (55,752)     (69,006)
  Dividends declared to common shareholders .....             --            --           --           --       (21,725)     (21,725)
                                                      ----------    ----------   ----------   ----------    ----------   ----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1998 .............................     $       50    $      380   $1,051,256   $       --    $       --   $1,051,686
  Offering cost of redeemable preferred units ...             --            --       (1,810)          --            --       (1,810)
  Proceeds from Dividend Reinvestment and
    Employee Stock Purchase Plans ...............             --             8       23,304           --            --       23,312
  Adjustment for minority interest of
    unitholders in Operating Partnership
    at dates of capital transactions ............             --            --          857           --            --          857
  Net income ....................................             --            --           --           --       104,517      104,517
  Dividends to preferred shareholders ...........             --            --           --           --       (11,875)     (11,875)
  Dividends declared and paid to common
   Shareholders .................................             --            --      (15,183)          --       (65,458)     (80,641)

  Dividends declared to common shareholders .....             --            --           --           --       (27,184)     (27,184)
                                                      ----------    ----------   ----------   ----------    ----------   ----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1999 .............................     $       50    $      388   $1,058,424   $       --    $       --   $1,058,862
  Proceeds from Dividend Reinvestment and
    Employee Stock Purchase Plans and Employee
    Stock Plan ..................................             --             8       29,029          152            --       29,189
  Adjustment for minority interest of
    unitholders in Operating Partnership
    at dates of capital transactions ............             --            --          320           --            --          320
  Net income ....................................             --            --           --           --       100,520      100,520
  Acquisition of treasury stock .................             --            --           --      (29,055)           --      (29,055)
  Dividends to preferred shareholders ...........             --            --           --           --       (11,875)     (11,875)
  Dividends to common shareholders ..............             --            --      (30,706)          --       (88,645)    (119,351)
                                                      ----------    ----------   ----------   ----------    ----------   ----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 2000 .............................     $       50    $      396   $1,057,067   $  (28,903)   $       --   $1,028,610
                                                      ==========    ==========   ==========   ==========    ==========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------------
                                                                                  2000            1999            1998
                                                                               ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................................     $ 100,520       $ 104,517       $  88,950
  Adjustments to reconcile net income to net cash provided
   by operating activities:
  Minority interest of preferred unitholders in Operating Partnership ....         5,600           1,851              --
  Minority interest of common unitholders in Operating Partnership .......        11,691          12,598          11,511
  Net (gain) loss on sale of assets ......................................        (3,208)          1,522              --
  Loss on unused treasury locks ..........................................            --              --           1,944
  Extraordinary item, net of minority interest of unitholders in
   Operating Partnership .................................................            --             458              --
  Depreciation ...........................................................        71,113          58,013          46,623
  Amortization of deferred loan costs ....................................         1,636           1,496           1,209
  Other ..................................................................            --              --             168
  Changes in assets, (increase) decrease in:
   Restricted cash .......................................................           108             (32)            194
   Deferred charges ......................................................        (1,591)         (4,106)         (7,115)
   Other assets ..........................................................        (8,904)        (24,735)          2,998
  Changes in liabilities, increase (decrease) in:
   Accrued interest payable ..............................................         1,591           1,551             104
   Accounts payable and accrued expenses .................................         6,133            (402)          1,433
   Security deposits and prepaid rents ...................................           384             307             599
                                                                               ---------       ---------       ---------
  Net cash provided by operating activities ..............................       185,073         153,038         148,618
                                                                               ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction and acquisition of real estate assets,
   net of payables .......................................................      (362,981)       (286,696)       (279,473)
  Net proceeds from sale of assets .......................................       157,265          16,587              --
  Payment for unused treasury locks ......................................            --              --          (1,944)
  Capitalized interest ...................................................       (25,426)        (21,417)        (15,707)
  Recurring capital expenditures .........................................        (9,157)         (8,641)         (7,479)
  Corporate capital expenditures .........................................        (3,441)         (6,811)         (8,576)
  Non-recurring capital expenditures .....................................        (5,576)         (2,971)         (1,423)
  Revenue generating capital expenditures ................................        (6,670)         (8,011)        (13,614)
                                                                               ---------       ---------       ---------
  Net cash used in investing activities ..................................      (255,986)       (317,960)       (328,216)
                                                                               ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of financing costs .............................................        (3,128)         (1,495)             --
  Debt proceeds ..........................................................       440,001         279,000         253,930
  Debt payments ..........................................................      (216,275)        (89,425)       (275,131)
  Proceeds from preferred units, net of offering costs ...................            --          68,190              --
  Offering proceeds, net of underwriters discount
   and offering costs ....................................................            --              --         255,907
  Proceeds from Preferred Shares .........................................            --              --          48,284
  Purchase of treasury stock .............................................       (24,912)             --              --
  Proceeds from Dividend Reinvestment Plan ...............................        26,754          23,312          18,860
  Capital distributions to common unitholders ............................       (15,458)        (14,318)        (13,277)
  Distributions paid to preferred unitholders ............................        (5,600)         (1,384)             --
  Dividends paid to preferred shareholders ...............................       (11,875)        (11,875)        (11,473)
  Dividends paid to common shareholders ..................................      (117,005)       (102,367)        (87,227)
                                                                               ---------       ---------       ---------
  Net cash provided by financing activities ..............................        72,502         149,638         189,873
                                                                               ---------       ---------       ---------
  Net increase (decrease) in cash and cash equivalents ...................         1,589         (15,284)         10,275
  Cash and cash equivalents, beginning of period .........................         5,870          21,154          10,879
                                                                               ---------       ---------       ---------
  Cash and cash equivalents, end of period ...............................     $   7,459       $   5,870       $  21,154
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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND FORMATION OF THE COMPANY

ORGANIZATION AND FORMATION OF THE COMPANY

Post Properties, Inc. (the "Company" or "PPI") through its majority owned subsidiary, Post Apartment Homes, L.P. (the "Operating Partnership") currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Washington, D.C., Nashville, Houston, Austin, Phoenix, Denver, Pasadena and Charlotte metropolitan areas. At December 31, 2000, approximately 52.8%, 25.7% and 11.5% (on a unit basis) of the Company's communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

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

Certain items in the 1999 and 1998 consolidated financial statements were reclassified for comparative purposes with the 2000 consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 137 on January 1, 2001. This standard establishes accounting and reporting standards for derivatives and hedging activities and will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or be recognized in other comprehensive income until the hedged item affects earnings. If the change in fair value or cash flows of a derivative designated as a hedge is not effectively offset, as defined, by the change in value or cash flows of the item it is hedging, this difference will be immediately recognized in earnings. Upon adoption of SFAS 133 on January 1, 2001, the Company will record a net transition adjustment loss in the statement of operations of $728 and a net transition adjustment of $1,472 in other comprehensive income (equity). Adoption of this standard will also result in the recording of a derivative instrument liability of $1,472.

The Company only utilizes qualifying cash flow hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain designated liabilities. This is typically accomplished using an interest rate swap or interest rate cap. For financial reporting purposes, the gain or loss on the effective portion of the cash flow hedge will be recorded as a component of other comprehensive income. The ineffective portion of the cash flow hedge will be recorded immediately in earnings.

On the date the Company enters into a derivative contract, management will designate the derivative as a hedge of the identified cash flow exposure. The Company will formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company will specifically identify the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and will state how the hedging instrument is expected to hedge the risks related to the hedged item.

The Company will formally measure effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company may discontinue hedge accounting

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; or when the derivative is re-designated to no longer be a hedge instrument.

STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION"

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was implemented in the fourth quarter of 2000 by the Company and the adoption had no effect on its results of operations or financial position.

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

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (including capitalized amounts of $25,426, $21,417, and $15,707 during 2000, 1999 and 1998, respectively), aggregated $74,419, $51,337 and $46,889 for the years ended December 31, 2000, 1999 and 1998, respectively.

DERIVATIVES

The Company has entered into various interest rate swap and interest rate cap agreements. These arrangements are used to manage the Company's exposure to fluctuations in interest rates. Premiums paid to purchase interest rate protection agreements (i.e. interest rate caps) have been deferred and are being amortized over the terms of those agreements using the interest method. Unamortized premiums are included in deferred charges in the consolidated balance sheet. Amounts

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

receivable under the interest rate protection agreements are accrued as a reduction of interest expense. Interest rate swaps qualifying for hedge accounting treatment are recorded on an accrual basis as an adjustment of the interest rate yield. Interest rate swaps not qualifying for hedge accounting treatment are recorded at fair value and recognized through the statement of operations.

PER SHARE DATA

Basic earnings per common share with respect to the Company for the years ended December 31, 2000, 1999 and 1998 is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of shares outstanding during the period and includes the effect of the potential issuance of additional shares if stock options were exercised or converted into common stock.

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

2.  DEFERRED CHARGES

Deferred charges consist of the following:

                                                         DECEMBER 31,
                                                 ----------------------------
                                                   2000                1999
                                                 --------            --------
         Deferred financing costs ...........    $ 36,068            $ 31,148
         Other ..............................       5,240               5,394
                                                 --------            --------
                                                   41,308              36,542

         Less: accumulated amortization .....     (19,608)            (15,722)
                                                 --------            --------
                                                 $ 21,700            $ 20,820
                                                 ========            ========

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  NOTES PAYABLE

At December 31, 2000 and 1999, the Company's indebtedness consisted of the following:

                                                                                                           12/31/00     12/31/99
                                             PAYMENT                                      MATURITY         PRINCIPAL    PRINCIPAL
         DESCRIPTION                          TERMS                INTEREST RATE           DATE (1)         BALANCE      BALANCE
----------------------------------     ---------------------- ------------------------ -----------------  -----------  -----------
CONVENTIONAL FIXED RATE (SECURED)

Parkwood Townhomes(TM) ...........     Principal and Interest          7.375%                    4/01/14    $    799      $   833

Post Hillsboro Village and
  The Lee Apartments ...............   Principal and Interest           9.20%                   10/01/01          --        2,915

Northwestern Mutual Life .........     Principal and Interest         6.50%(2)                   3/01/09      48,601       49,462

Northwestern Mutual Life .........     Principal and Interest           7.69%                   10/01/07      28,666           --

Northwestern Mutual Life .........     Principal and Interest           7.69%                   10/01/07      51,238           --

FNMA .............................     Principal and Interest         6.975%(3)                  7/23/29     103,200           --
                                                                                                            --------      -------
                                                                                                             232,504       53,210
                                                                                                            --------      -------
CONVENTIONAL FLOATING RATE (SECURED)

Addison Circle Apartment
 Homes by Post(R)- Phase I........     Principal and Interest       LIBOR + .75%                 6/15/00          --       22,067

FNMA .............................     Principal and Interest     LIBOR + .935%(3)               7/23/29          --      104,000
                                                                                                            --------      -------
                                                                                                                  --      126,067
                                                                                                            --------      -------
TAX EXEMPT FLOATING RATE (SECURED)                              "AAA" NON-AMT + .515%
                                        Interest only                  (4)(5)                    6/01/25     235,880      235,880
                                                                                                            --------      -------

SENIOR NOTES (UNSECURED)

Northwestern Mutual Life..........      Interest only              8.21% - 8.37%         6/07/01-6/07/02      50,000       50,000

Senior Notes......................      Interest only              7.25% - 7.70%       10/01/03-12/20/10     310,000      125,000

Medium Term Notes.................      Interest only           6.69% - 8.12%(6)(7)      4/02/01-3/16/15     360,000      215,000
                                                                                                            --------      -------
                                                                                                             720,000      390,000
                                                                                                            --------      -------
LINES OF CREDIT & OTHER UNSECURED
 DEBT
                                                              LIBOR + .825% or prime -
Revolver .........................           N/A                      .25% (8)                   4/30/03      18,000      165,000
                                                              LIBOR + .675% or prime -
Cash Management Line..............           N/A                        .25%                     3/31/01       4,925       17,426

City of Phoenix...................           N/A                     5.00% (9)                   3/01/21       2,000        2,000
                                                                                                          ----------   ----------

                                                                                                              24,925      184,426
                                                                                                          ----------   ----------

TOTAL.............................                                                                        $1,213,309   $  989,583
                                                                                                          ==========   ==========

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.

(2) This note bears interest at 6.50% with an effective rate of 7.30% after consideration of a terminated swap agreement.

(3) In December 2000, the Company entered into a swap transaction that fixed the rate of interest on this note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.

(4) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998). The Company pays credit enhancement fees of .515% of the amount of such bonds or the amount of the letters of credit, as the case may be. "AAA" NON-AMT rate was 5.00% at December 31, 2000.

(5) These bonds are cross-collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.

(6) Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(7) In October 2000, the Company entered into a swap transaction that fixed the rate on a $25,000 MTN at 7.28%, inclusive of credit enhancement and other fees.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(8) Represents stated rate. The Company may also make "money market" loans of up to $175,000 at rates below the stated rate. At December 31, 2000, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 7.49%. Effective January 12, 2001, the interest rate is LIBOR plus .75% or prime minus .25% and the debt matures April 30, 2004. Also effective January 12, 2001, the Company may make "money market" loans of up to $160,000 at rates below the stated rate.

(9) This loan is interest free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

CONVENTIONAL FIXED RATE MORTGAGES PAYABLE (SECURED)

Conventional mortgages payable were comprised of five loans at December 31, 2000 and 1999, each of which is collateralized by certain apartment communities located in Atlanta and Dallas which are included in real estate assets.

On July 23, 1999, the Company issued $104,000 of secured notes to FNMA. Net proceeds of $101,988 were used to repay outstanding indebtedness. These notes are secured by five apartment communities. The notes include a prepayment penalty that is an amount equal to a percentage of the principal amount remaining under the notes at the time of prepayment. The penalty ranges from 4.8% in the first year to .65% in the tenth year. The Company has an option to call these notes after ten years from the issuance date. In December 2000, the Company entered into a swap transaction that fixed the rate of interest on this note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.

TAX-EXEMPT FLOATING RATE BOND INDEBTEDNESS (SECURED)

Tax exempt floating rate bond indebtedness is comprised of AAA Fannie Mae credit enhanced debt maturing in 2025. The Federal National Mortgage Association ("FNMA") has provided replacement credit enhancement through 2025 for the bond issues, aggregating $235,880, which were reissued. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans. Certain of the apartment communities are encumbered to secure tax-exempt housing bonds.

SENIOR NOTES (UNSECURED)

NORTHWESTERN MUTUAL LIFE NOTES

On June 7, 1995, the Company issued $50,000 of unsecured senior notes with the Northwestern Mutual Life Insurance Company. The notes were in two tranches: the first, totaling $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2001; and the second, totaling $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the notes were used to repay outstanding indebtedness. The note agreements pursuant to which the notes were purchased contain customary representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

SENIOR NOTES

On September 30, 1996, the Company completed a $125,000 senior unsecured debt offering comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316% per annum (.71% over the corresponding treasury rate on the date such rate was set). The second tranche, $25,000 of 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544% per annum (.83% over the corresponding treasury rate on the date such rate was set). Proceeds from the Notes were used to repay outstanding indebtedness. On December 20, 2000, the Company issued $185,000 of unsecured senior notes. These notes bear interest at 7.70% and mature on December 20, 2010. Net proceeds of approximately $183,798 were used to repay outstanding indebtedness.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

MEDIUM TERM NOTES

The Company has established a program for the sale of Medium-Term Notes due three months or more from the date of issue (the "MTNs"). Proceeds from the MTNs were used to (i) prepay certain outstanding notes and (ii) repay outstanding indebtedness.

The following table sets forth MTNs issued and outstanding as of December 31, 2000:

                                ISSUE                                       INTEREST            MATURITY
                                DATE                   AMOUNT                 RATE                DATE
                         ------------------           ---------            ----------      ------------------
                         March 31, 1997               $  37,000              7.02%              April 2, 2001
                         March 31, 1997                  13,000              7.30%              April 1, 2004
                         September 22, 1997              10,000              6.69%         September 22, 2004
                         September 22, 1997              25,000              6.78%         September 22, 2005
                         March 12, 1998                 100,000              6.85%             March 16, 2015
                         May 9, 2000                     25,000 (1)          7.28%           February 1, 2005
                         June 15, 2000                  150,000              8.12%              June 15, 2005
                                                      ---------
                                                      $ 360,000
                                                      =========

(1) In October 2000, the Company entered into a swap transaction that fixed the rate on the note at 7.28%, inclusive of credit enhancement and other fees, through maturity.

On March 12, 1998, the Company issued $100,000 of 6.85% Mandatory Par Put Remarketed Securities(SM) ("MOPPRS(SM)") under the MTN Program. The net proceeds in the amount of $99,087 from the sale of the MOPPRS(SM) were used to repay outstanding indebtedness. In connection with the MOPPRS(SM) transaction, Merrill Lynch & Co. purchased an option to remarket the securities as of March 16, 2005 (the "Remarketing Date") reducing the effective borrowing rate through the Remarketing Date to 6.59%. In anticipation of the offering, the Company entered into forward-treasury-lock agreements in the fall of 1997. As a result of the termination of these agreements, the effective borrowing rate was increased to approximately 6.85%, the coupon rate on the MOPPRS(SM).

On April 8, 1998, the Company sold $50,000 of Remarketed Reset Notes due April 7, 2009 under the MTN program. The notes bear an interest rate of LIBOR plus the applicable spread with the spread being reset from time to time. The initial spread is equal to .40% for a period of one year. The Company has entered into an interest rate swap for the entire term of the notes to fix the interest rate index. Under the terms of the swap, the Company paid a fixed rate of 6.02% and received LIBOR. This swap was settled in February 1999 at a loss of $1,495. This loss was deferred to amortize over the remaining term of the Remarketed Reset Notes. On April 7, 1999, the Company repaid the Remarketed Reset Notes with the proceeds of conventional fixed rate secured debt. The remaining unamortized balance of the deferred swap loss was redesignated to the new debt and will be amortized over the remaining term of the new debt.

On May 9, 2000, the Company sold $25,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at the London Interbank Offer Rate ("LIBOR") plus .75% and mature on February 1, 2005. Net proceeds of $24,875 were used to repay outstanding indebtedness. In October 2000, the Company entered into a swap transaction that fixed the rate on the notes at 7.28%, inclusive of credit enhancement and other fees, through maturity.

On June 16, 2000, the Company sold $150,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at 8.12% and mature on June 15, 2005. Net proceeds of $148,865 were used to repay outstanding indebtedness.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The aggregate maturities of the Company's indebtedness are as follows (1):

                         2001...................................................      $   67,000
                         2002...................................................          20,000
                         2003...................................................         100,000
                         2004...................................................          23,000
                         2005...................................................         200,000
                         Thereafter.............................................         778,384
                                                                                      ----------
                                                                                      $1,188,384
                                                                                      ==========

(1) Excludes principal amortization payments and payments on lines of credit and other unsecured debt.

LINES OF CREDIT AND OTHER (UNSECURED)

On January 12, 2001, the Company closed a $320,000 three-year syndicated revolving line of credit (the "Revolver"), which matures April 2004. This line of credit bears interest at LIBOR plus .75% or prime minus .25% and replaces the Company's previous line. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

Also in January 2001, the Company reached an agreement with a syndicated group of banks for an incremental $185,000, 364 day facility at terms substantially equal to the Revolver.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"). The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and matures on March 31, 2002. Management believes the Cash Management Line will be renewed at maturity with similar terms. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

At December 31, 2000, the outstanding balances on the Revolver and Cash Management Line were $18,000 and $4,925, respectively. There were no outstanding balances on any of the other facilities at December 31, 2000.

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PLEDGED ASSETS

The aggregate net book value at December 31, 2000 of property pledged as collateral for indebtedness amounted to approximately $469,473.

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

All indebtedness described in this Note 3 has been incurred by the Operating Partnership.

4.  INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute annually at least 95% (90% beginning in 2001) of its REIT taxable income, as defined in the Code, to its shareholders and satisfy certain other requirements. As a result, the Company generally will not be subject to Federal income taxation at the corporate level on the income it distributes to the shareholders. Although Post Properties, Inc. has elected to be taxed as a REIT, Post Services, Inc. ("Post Services") was formed as a subsidiary of the Operating Partnership to provide through its subsidiaries asset management, leasing and landscaping services to third parties. The consolidated taxable income of Post Services, if any, will be subject to tax at regular corporate rates.

As of December 31, 2000, the net basis for Federal income tax purposes taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership was lower than the net assets as reported in the Company's consolidated financial statements by $29,794.

5.  RELATED PARTY TRANSACTIONS

The Company provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 2000, 1999 and 1998, the Company received landscaping fees of $667, $610 and $961 for such services. These amounts include reimbursements of direct expenses in the amount of $11, $10 and $295, which are not included in landscape services revenue. Accordingly, these transactions resulted in the Company recording landscape services net fees in excess of direct expenses of $656, $600, and $666 in the accompanying financial statements for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company provides accounting and administrative services to entities controlled by certain executive officers of the Company. Fees under this arrangement aggregated $25 for each year ended December 31, 2000, 1999 and 1998, respectively.

The Company was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $29, $100, and $349 for the years ended December 31, 2000, 1999 and 1998, respectively.

On February 15, 2000 and December 10, 1999, the Company loaned $1,500 and $7,750, respectively, to certain executives. These loans are payable ten years from the issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company's common shares on the open market. As of February 10, 2001, $2,000 of the loans have been repaid.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.       SALE OF ASSETS AND ASSETS HELD FOR SALE

During the first quarter of 2000, the Company authorized the sale of five communities: one community in Atlanta, Georgia, three communities in Jackson, Mississippi and one commercial property in Dallas, Texas. During the third quarter of 2000, the Company authorized the sale of two communities in Nashville, Tennessee. During the fourth quarter of 2000, the Company authorized the sale of one tract of land in Dallas, Texas and seven communities: two communities in Atlanta, Georgia, one community in Nashville, Tennessee and three communities and one commercial property in Dallas, Texas.

In February 2000, the Company sold the 213 community in Atlanta, Georgia, for $32,350. Net proceeds of approximately $31,500 were used to pay down outstanding indebtedness.

In September 2000, the Company sold the three communities in Jackson, Mississippi, containing a total of 983 units for $44,600. Net proceeds of approximately $42,903 were used to pay down outstanding indebtedness.

In November 2000, the Company sold two properties located in Nashville, Tennessee containing a total of 367 units for $36,885. Net proceeds of approximately $36,290 were used to repay outstanding indebtedness.

In December 2000, the Company sold two properties located in Atlanta, Georgia, containing a total of 421 units for $47,250. Net proceeds of approximately $46,651 were used to repay outstanding indebtedness and to repurchase the Company's common stock.

At December 31, 2000, the remaining tract of land, four communities and two commercial properties held for sale, consisting of land, building and improvements and furniture, fixtures and equipment were recorded at $122,047, which represented the lower of cost or fair value less costs to sell. The Company has recorded a net gain on the sale of the Atlanta, Jackson and Nashville assets in the statement of operations, reduced by its best estimate of the effect of the anticipated sale of the remaining communities and commercial properties, as a net gain on the sale of assets of $3,208. The Company expects the sale of the remaining properties to occur in 2001.

For the years ended December 31, 2000 and 1999, the consolidated statements of operations include net income of $12,392 and $11,804, respectively, from communities held for sale at December 31, 2000. Through December 31, 2000, depreciation expense totaling $4,109 was recognized on these assets prior to the assets being classified as held for sale. Depreciation expense has not been recognized subsequent to the date of held for sale classification.

7.       PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

In the fourth quarter of 2000, management decided to restrict its development activities to fewer markets, refine its development investment strategy, exit the for-sale housing business and make changes in its executive management team. As a result of these decisions, the Company wrote off $4,389 of costs it had incurred in markets it will no longer pursue for development opportunities and on individual development deals that are no longer consistent with management's revised strategy.

In connection with the management changes at December 31, 2000, all employees included in the severance charge of $3,066 had been notified of their termination and severance agreement. As of February 15, 2001, these employees were no longer providing any service to the Company. The employees included in the accrual at December 31, 2000, were primarily four executives and five accounting department employees in the Dallas regional office. At December 31, 2000, the accrual for unpaid severance charges was $2,250.

In addition to these charges, the Company also recorded an impairment charge of $407 to adjust the cost of for-sale housing in Atlanta and Dallas to its estimated net sales proceeds. Additionally, the Company recorded a charge of $1,503

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

to write off its investment in Darwin Networks, a high-speed Internet provider that filed for Chapter 11 bankruptcy in January 2001.

8.       EMPLOYEE BENEFIT PLANS

The employees of the Company are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Company contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Company contribution, the maximum employee contribution included in the calculation is 3% of salary. Company contributions of $514, $346 and $179 were made in 2000, 1999 and 1998, respectively.

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

9.  STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 2000, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, based upon the criteria of APB Opinion 25 no compensation cost is required to be recognized for the Stock Plan and the ESPP. The compensation cost which is required to be charged against income for the Grant Plan, was $138, $205 and $182 for 2000, 1999 and 1998, respectively. Had compensation cost for the Company's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      2000      1999      1998
                                                                    -------   -------   -------
           Net income available to common
              shareholders.....................   As reported.....  $88,645   $92,642   $77,477
                                                  Pro forma.......  $86,463   $90,459   $76,589

           Net income per common share -
              basic............................   As reported.....  $  2.25   $  2.41   $  2.21
                                                  Pro forma.......  $  2.20   $  2.35   $  2.19

           Net income per common share -
              diluted..........................   As reported.....  $  2.22   $  2.38   $  2.18
                                                  Pro forma.......  $  2.17   $  2.32   $  2.16

For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 2000, 1999, and 1998, are as follows:

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               2000             1999            1998
                                                          --------------   --------------  --------------
           Dividend yield............................              8.0%             7.3%            7.0%

           Expected volatility.......................             24.8%            15.4%           15.3%

           Risk-free interest rate...................      6.7% to 6.9%     4.5% to 6.6%    4.7% to 5.8%

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

A summary of the status of the Company's Stock Plan as of December 31, 2000, 1999 and 1998, changes during the years then ended, and the weighted-average fair value of options granted during the years is presented below:

                                                        2000                          1999                          1998
                                             ---------------------------    ----------------------------   -------------------------
                                                            WEIGHTED-                        WEIGHTED-                  WEIGHTED-
                                                            AVERAGE                          AVERAGE                    AVERAGE
                                               SHARES    EXERCISE PRICE       SHARES      EXERCISE PRICE    SHARES   EXERCISE PRICE
                                             ----------  ---------------    ----------    --------------  ---------- --------------
Outstanding at beginning of year ........     4,054,876        $34           3,030,852        $31          2,237,551     $31

Granted .................................       740,538         38           1,288,232         36          1,440,784      39

Exercised ...............................      (334,194)        32            (164,053)        30            (67,326)     31

Forfeited ...............................      (189,612)        38            (100,155)        37           (580,157)     39
                                             ----------                     ----------                    ----------
Outstanding at end of year ..............     4,271,608         35           4,054,876         35          3,030,852      34
                                             ==========                     ==========                    ==========
Options exercisable at year-end .........     2,413,595                      2,290,143                     2,065,438
                                             ==========                     ==========                    ==========
Weighted-average fair value of options
  granted during the year ...............    $     4.76                     $     2.08                    $     2.54
                                             ==========                     ==========                    ==========

At December 31, 2000, the range of exercise prices for options outstanding was $27.625 - $44.125 and the weighted-average remaining contractual life was 7 years.

10. COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, one ground lease expiring in 2038 for a second operating community, three ground leases expiring in 2066, 2069 and 2074 for three communities under development and to office, equipment and other operating leases with terms expiring in years 2001 through 2004. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2000 are as follows:

                       2001.........................    $  2,122
                       2002.........................       1,392
                       2003.........................       1,300
                       2004.........................       1,274
                       2005.........................       1,279
                       2006 and thereafter..........     159,456

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company incurred $5,935, $5,109 and $4,915 of rent expense for the years ended December 31, 2000, 1999 and 1998, respectively.

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

The fair value of fixed rate debt was approximately $822,043 at December 31, 2000.

The fair values of interest rate protection agreements and interest rate swaps (used for hedging purposes) are estimated by obtaining quotes from an investment broker. At December 31, 2000, carrying amounts related to these arrangements in the consolidated balance sheet were approximately $728. As of December 31, 2000, the net cost to terminate these contracts was approximately $1,438.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. EARNINGS PER SHARE

For the years ended December 31, 2000, 1999 and 1998, basic and diluted earnings per common share for income before extraordinary item, net of preferred dividends, and net income available to common shareholders before extraordinary item has been computed as follows:

                                                                                 YEAR ENDED 2000
                                                                      -------------------------------------
                                                                        INCOME        SHARES      PER-SHARE
                                                                      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                                      -----------  -------------  ---------
Income before extraordinary item ..................................    $ 100,520
Less: Preferred stock dividends ...................................      (11,875)
                                                                       ---------
BASIC EPS
Income available to common shareholders before
  extraordinary item ..............................................       88,645     39,317,725   $    2.25
                                                                                                  =========
EFFECT OF DILUTIVE SECURITIES
Options ...........................................................           --        534,789
                                                                       ---------     ----------
DILUTED EPS
Income available to common shareholders + assumed
  conversions before extraordinary item ...........................    $  88,645     39,852,514   $    2.22
                                                                       =========     ==========   =========


                                                                                 YEAR ENDED 1999
                                                                      -------------------------------------
                                                                        INCOME        SHARES      PER-SHARE
                                                                      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                                      -----------  -------------  ---------
Income before extraordinary item ..................................    $ 104,975
Less: Preferred stock dividends ...................................      (11,875)
                                                                       ---------
BASIC EPS
Income available to common shareholders before
  extraordinary item ..............................................       93,100     38,460,689   $    2.42
                                                                                                  =========
EFFECT OF DILUTIVE SECURITIES
Options ...........................................................           --        456,298
                                                                       ---------     ----------
DILUTED EPS
Income available to common shareholders + assumed
  conversions before extraordinary item ...........................    $  93,100     38,916,987   $    2.39
                                                                       =========     ==========   =========


                                                                                 YEAR ENDED 1998
                                                                      -------------------------------------
                                                                        INCOME        SHARES      PER-SHARE
                                                                      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                                      -----------  -------------  ---------
Income before extraordinary item ..................................    $  88,950
Less: Preferred stock dividends ...................................      (11,473)
                                                                       ---------
BASIC EPS
Income available to common shareholders before
  extraordinary item ..............................................       77,477     35,028,596   $    2.21
                                                                                                  =========
EFFECT OF DILUTIVE SECURITIES
Options ...........................................................           --        444,991
                                                                       ---------     ----------
DILUTED EPS
Income available to common shareholders + assumed
  conversions before extraordinary item ...........................    $  77,477     35,473,587   $    2.18
                                                                       =========     ==========   =========

13. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 are as follows:

(a) On the date of the Second Offering and Third Offering, holders of 5,401,185 and 5,139,243 Units of the Operating Partnership, respectively, were allocated capital on a pro rata basis in proportion to their Units over total Units

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         outstanding in the Operating Partnership. During 2000, 1999 and 1998, holders of 12,014, 22,299 and 750 Units in the Operating Partnership, respectively, exercised their option to convert their Units to shares of the Company on a one-for-one basis. The net effect of the capital allocated to the unitholders of the Operating Partnership on the dates of the offerings, the subsequent conversion of Units of the Operating Partnership to shares of the Company, and the adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans, decreased minority interest and increased shareholders' equity in the amounts of $320 and $857 for the years ended December 31, 2000 and 1999, respectively, and increased minority interest and decreased shareholders' equity in the amount of $15,031 for the year ended December 31, 1998.

(b) The Operating Partnership committed to distribute $33,466, $30,818, and $25,115 for the quarters ended December 31, 2000, 1999 and 1998, respectively. As a result, the Company declared dividends of $29,528, $27,184, and $21,725 for the quarters ended December 31, 2000, 1999 and 1998, respectively. The remaining distributions from the Operating Partnership in the amount of $3,938, $3,634, and $3,390 for the quarters ended December 31, 2000, 1999 and 1998, respectively, are distributed to minority interest unitholders in the Operating Partnership.

(c) For cash flow purposes, treasury stock is net of $2,435 of donated stock, $1,708 of treasury stock transactions settled in 2001, less $152 of shares re-issued from treasury stock.

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

         - Communities held for sale - those communities that are being marketed for sale.

         - Sold communities - communities which were sold in the current or prior year.

         Third Party Services - fee income and related expenses from the Company's apartment community management, landscaping and corporate apartment rental services.

SEGMENT PERFORMANCE MEASURE

Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. Effective January 1, 2000, FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common shareholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. FFO for 1998 has been restated to reflect the requirements of the new NAREIT definition.

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

                                                                          YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                      2000          1999         1998
                                                                   ---------     ---------    ---------
REVENUES
Fully stabilized communities.................................      $ 232,435     $ 221,901    $ 213,043
Communities stabilized during 1999...........................         42,710        38,097       20,845
Development and lease-up communities.........................         54,486        17,408        2,106
Communities held for sale....................................         19,706        18,552       18,359
Sold communities.............................................         15,928        24,285       24,004
Third party services.........................................         15,249        12,486       10,416
Other........................................................         19,318        13,198       10,132
                                                                   ---------     ---------    ---------

Consolidated revenues........................................      $ 399,832     $ 345,927    $ 298,905
                                                                   =========     =========    =========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities.................................      $ 162,197     $ 154,060    $ 146,431
Communities stabilized during 1999...........................         28,753        26,199       12,669
Development and lease-up communities.........................         33,684         9,679         (184)
Communities held for sale....................................         12,392        11,804       11,896
Sold communities.............................................         11,457        18,167       17,213
Third party services.........................................          2,157         1,657        1,653
                                                                   ---------     ---------    ---------

Contribution to FFO..........................................        250,640       221,566      189,678
                                                                   ---------     ---------    ---------

Other operating income, net of expense.......................         (3,274)       (2,161)      (1,197)
Depreciation on non-real estate assets.......................         (2,405)       (1,962)      (1,432)
Minority interest in consolidated property Partnerships......          1,695          (511)        (397)
Project abandonment, employee severance and impairment
  charges....................................................         (9,365)           --           --
Interest expense.............................................        (50,303)      (33,192)     (31,297)
Amortization of deferred loan costs..........................         (1,636)       (1,496)      (1,185)
General and administrative...................................        (10,066)       (7,788)      (8,495)
Dividends to preferred shareholders..........................        (11,875)      (11,875)     (11,473)
                                                                   ---------     ---------    ---------

Total FFO....................................................        163,411       162,581      134,202
                                                                   ---------     ---------    ---------

Depreciation on real estate assets...........................        (66,283)      (55,361)     (45,214)
Net gain (loss) on sale of assets............................          3,208        (1,522)          --
Minority interest of common unitholders in
  Operating Partnership......................................        (11,691)      (12,598)     (11,511)
Dividends to preferred shareholders..........................         11,875        11,875       11,473
                                                                   ---------     ---------    ---------

Income before extraordinary item
  and preferred dividends....................................      $ 100,520     $ 104,975    $  88,950
                                                                   =========     =========    =========

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended 2000 and 1999 are as follows:

                                                                                          YEAR ENDED DECEMBER 31, 2000*
                                                                              -------------------------------------------------
                                                                                FIRST       SECOND        THIRD        FOURTH
                                                                              ---------    --------     ---------     ---------
Revenues .................................................................    $  95,443    $ 99,482     $ 101,342     $ 103,565
                                                                              ---------    --------     ---------     ---------
Net income before net gain (loss) on sale of assets, other charges and
  minority interest of unitholders in Operating Partnership ..............       31,965      33,734        30,676        27,593
Net gain (loss) on sale of assets ........................................          687         (19)          959         1,581
Project abandonment, employee severance and impairment charges ...........           --          --            --        (9,365)
Minority interest of preferred unitholders in Operating Partnership ......
                                                                                 (1,400)     (1,400)       (1,400)       (1,400)
Minority interest of common unitholders in Operating Partnership .........
                                                                                 (3,321)     (3,421)       (3,156)       (1,793)
                                                                              ---------    --------     ---------     ---------
Net income ...............................................................       27,931      28,894        27,079        16,616
Dividends to preferred shareholders ......................................       (2,968)     (2,969)       (2,969)       (2,969)
                                                                              ---------    --------     ---------     ---------
Net income available to common shareholders ..............................    $  24,963    $ 25,925     $  24,110     $  13,647
                                                                              =========    ========     =========     =========
Earnings per common share:
Net income available to common shareholders - basic ......................    $    0.64    $   0.66     $    0.61     $    0.35
Net income available to common shareholders - diluted ....................    $    0.63    $   0.65     $    0.60     $    0.34


                                                                                          YEAR ENDED DECEMBER 31, 1999*
                                                                              -------------------------------------------------
                                                                                FIRST       SECOND        THIRD         FOURTH
                                                                              ---------    --------     ---------     ---------
Revenues .................................................................    $  80,891    $ 85,503     $  88,158     $  91,375
                                                                              ---------    --------     ---------     ---------
Net income before net gain (loss) on sale of assets,
  minority interest of unitholders in Operating
  Partnership and extraordinary items ....................................       29,406      29,624        30,626        31,290
Net gain (loss) on sale of assets ........................................       (1,567)        476          (246)         (185)
Minority interest of preferred unitholders in
  Operating Partnership ..................................................           --          --          (435)       (1,416)
Minority interest of common unitholders in Operating Partnership .........       (2,992)     (3,237)       (3,206)       (3,163)
Extraordinary items ......................................................         (458)         --            --            --
                                                                              ---------    --------     ---------     ---------
Net income ...............................................................       24,389      26,863        26,739        26,526
Dividends to preferred shareholders ......................................       (2,969)     (2,969)       (2,969)       (2,968)
                                                                              ---------    --------     ---------     ---------
Net income available to common shareholders ..............................    $  21,420    $ 23,894     $  23,770     $  23,558
                                                                              =========    ========     =========     =========
Earnings per common share:
Net income available to common shareholders - basic ......................    $    0.56    $   0.62     $    0.62     $    0.61

Net income available to common shareholders - diluted ....................    $    0.56    $   0.61     $    0.61     $    0.60


* The total of the four quarterly amounts for minority interest of unitholders in Operating Partnership, extraordinary item, net income and earnings per share may not equal the total for the year. These differences result from the use of a weighted average to compute minority interest in the Operating Partnership and average number of shares outstanding.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Post Apartment Homes, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and accumulated earnings, and of cash flows, present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP (signed)

Atlanta, Georgia
February 16, 2001

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                     -----------------------------------
                                                                                         2000                   1999
                                                                                     ------------           ------------
ASSETS
 Real estate assets
   Land ...................................................................          $    281,525           $    277,784
   Building and improvements ..............................................             1,681,798              1,574,158
   Furniture, fixtures and equipment ......................................               190,968                137,602
   Construction in progress ...............................................               509,702                576,361
   Land held for future development .......................................                28,995                 16,880
                                                                                     ------------           ------------
                                                                                        2,692,988              2,582,785
   Less: accumulated depreciation .........................................              (345,121)              (303,016)
     Assets held for sale .................................................               122,047                     --
                                                                                     ------------           ------------
     Real estate assets ...................................................             2,469,914              2,279,769
 Cash and cash equivalents ................................................                 7,459                  5,870
 Restricted cash ..........................................................                 1,272                  1,380
 Deferred charges, net ....................................................                21,700                 20,820
 Other assets .............................................................                50,892                 42,334
                                                                                     ------------           ------------
        Total assets ......................................................          $  2,551,237           $  2,350,173
                                                                                     ============           ============
LIABILITIES AND PARTNERS' EQUITY
 Notes payable ............................................................          $  1,213,309           $    989,583
 Accrued interest payable .................................................                10,751                  9,160
 Distribution payable .....................................................                33,933                 31,285
 Accounts payable and accrued expenses ....................................                67,136                 59,780
 Security deposits and prepaid rents ......................................                 9,407                  9,023
                                                                                     ------------           ------------
        Total liabilities .................................................             1,334,536              1,098,831
                                                                                     ------------           ------------
 Partners' equity .........................................................             1,216,701              1,251,342
                                                                                     ------------           ------------
        Total liabilities and Partners' equity ............................          $  2,551,237           $  2,350,173
                                                                                     ============           ============

       The accompanying notes are an integral part of these consolidated financial statements

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------------
                                                                                2000                 1999                1998
                                                                            -------------       -------------       -------------
REVENUES
  Rental .............................................................      $     365,895       $     318,697       $     275,755
  Property management - third party ..................................              3,826               3,368               3,164
  Landscape services - third party ...................................             11,423               9,118               7,252
  Interest ...........................................................              1,922                 764                 472
  Other ..............................................................             16,766              13,980              12,262
                                                                            -------------       -------------       -------------
      Total revenue ..................................................            399,832             345,927             298,905
                                                                            -------------       -------------       -------------
EXPENSES
  Property operating and maintenance (exclusive of items
    shown separately below) ..........................................            131,349             113,152              99,717
  Depreciation .......................................................             71,113              58,013              46,646
  Property management - third party ..................................              3,099               2,925               2,499
  Landscape services - third party ...................................              9,993               7,904               6,264
  Interest ...........................................................             50,303              33,192              31,297
  Amortization of deferred loan costs ................................              1,636               1,496               1,185
  General and administrative .........................................             10,066               7,788               8,495
  Minority interest in consolidated property partnerships ............             (1,695)                511                 397
                                                                            -------------       -------------       -------------
      Total expenses .................................................            275,864             224,981             196,500
                                                                            -------------       -------------       -------------
  Income before net gain (loss) on sale of assets, loss on unused
    treasury locks, other charges, and extraordinary item ............            123,968             120,946             102,405
  Net gain (loss) on sale of assets ..................................              3,208              (1,522)                 --
  Loss on unused treasury locks ......................................                 --                  --              (1,944)
  Project abandonment, employee severance and impairment
    charges ..........................................................             (9,365)                 --                  --
                                                                            -------------       -------------       -------------
  Income before extraordinary item ...................................            117,811             119,424             100,461
  Extraordinary item .................................................                 --                (521)                 --
                                                                            -------------       -------------       -------------
  Net income .........................................................            117,811             118,903             100,461
  Distributions to preferred Unitholders .............................            (17,475)            (13,726)            (11,473)
                                                                            -------------       -------------       -------------
  Net income available to common Unitholders .........................      $     100,336       $     105,177       $      88,988
                                                                            =============       =============       =============
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item
    (net of preferred distributions) .................................      $        2.25       $        2.42       $        2.21
  Extraordinary item .................................................                 --                (.01)                 --
                                                                            -------------       -------------       -------------
  Net income available to common Unitholders .........................      $        2.25       $        2.41       $        2.21
                                                                            =============       =============       =============
  Weighted average common Units outstanding ..........................         44,503,290          43,663,373          40,244,351
                                                                            =============       =============       =============
  Distributions declared .............................................      $        3.04       $        2.80       $        2.60
                                                                            =============       =============       =============
EARNINGS PER COMMON UNIT - DILUTED
  Income before extraordinary item
    (net of preferred distributions) .................................      $        2.22       $        2.39       $        2.18
  Extraordinary item .................................................                 --                (.01)                 --
                                                                            -------------       -------------       -------------
  Net income available to common Unitholders .........................      $        2.22       $        2.38       $        2.18
                                                                            =============       =============       =============
  Weighted average common Units outstanding ..........................         45,038,079          44,119,671          40,689,342
                                                                            =============       =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                             GENERAL          LIMITED
                                                                             PARTNER          PARTNERS             TOTAL
                                                                            ---------       ------------       ------------
PARTNERS' EQUITY, DECEMBER 31, 1997 ..................................          9,085            860,219            869,304
Contributions from PPI related to Preferred Shares ...................             --             48,284             48,284
Contributions from PPI related to Common Shares ......................          2,559            253,348            255,907
Contributions from PPI related to Dividend Reinvestment
   and Employee Stock Purchase Plans .................................            189             18,671             18,860
Distributions to preferred Unitholders ...............................             --            (11,473)           (11,473)
Distributions to common Unitholders ..................................           (792)           (78,385)           (79,177)
Distributions declared to common Unitholders .........................           (251)           (24,864)           (25,115)
Net income ...........................................................          1,005             99,456            100,461
                                                                            ---------       ------------       ------------
PARTNERS' EQUITY, DECEMBER 31, 1998 ..................................         11,795          1,165,256          1,177,051
Contributions from PPI related to Dividend Reinvestment
   and Employee Stock Purchase Plans .................................            233             23,079             23,312
Proceeds from issuance of preferred units, net of offering costs .....             --             68,190             68,190
Distributions to preferred Unitholders ...............................             --            (13,726)           (13,726)
Distributions to common Unitholders ..................................           (916)           (90,654)           (91,570)
Distributions declared to common Unitholders .........................           (308)           (30,510)           (30,818)
Net income ...........................................................          1,189            117,714            118,903
                                                                            ---------       ------------       ------------
PARTNERS' EQUITY, DECEMBER 31, 1999 ..................................      $  11,993       $  1,239,349       $  1,251,342
Contributions from the Company related to Dividend Reinvestment
   and Employee Stock Purchase Plans .................................            290             28,747             29,037
Purchase of units ....................................................             --            (28,903)           (28,903)
Distributions to preferred Unitholders ...............................             --            (17,475)           (17,475)
Distributions to common Unitholders ..................................         (1,351)          (133,760)          (135,111)
Net income ...........................................................          1,178            116,633            117,811
                                                                            ---------       ------------       ------------
PARTNERS' EQUITY, DECEMBER 31, 2000 ..................................      $  12,110       $  1,204,591       $  1,216,701
                                                                            =========       ============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------------
                                                                            2000                 1999                 1998
                                                                        ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................        $    117,811         $    118,903         $    100,461
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Net (gain) loss on sale of assets ............................              (3,208)               1,522                   --
  Loss on unused treasury locks ................................                  --                   --                1,944
  Extraordinary item ...........................................                  --                  521                   --
  Depreciation .................................................              71,113               58,013               46,623
  Amortization of deferred loan costs ..........................               1,636                1,496                1,209
  Other ........................................................                  --                   --                  168
  Changes in assets, (increase) decrease in:
    Restricted cash ............................................                 108                  (32)                 194
    Deferred charges ...........................................              (1,591)              (4,106)              (7,115)
    Other assets ...............................................              (8,904)             (24,735)               2,998
  Changes in liabilities, increase (decrease) in:
    Accrued interest payable ...................................               1,591                1,551                  104
    Accounts payable and accrued expenses ......................               6,133                 (402)               1,433
    Security deposits and prepaid rents ........................                 384                  307                  599
                                                                        ------------         ------------         ------------
  Net cash provided by operating activities ....................             185,073              153,038              148,618
                                                                        ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction and acquisition of real estate assets,
    net of payables ............................................            (362,981)            (286,696)            (279,473)
  Proceeds from sale of assets .................................             157,265               16,587                   --
  Payment for unused treasury locks ............................                  --                   --               (1,944)
  Capitalized interest .........................................             (25,426)             (21,417)             (15,707)
  Recurring capital expenditures ...............................              (9,157)              (8,641)              (7,479)
  Corporate capital expenditures ...............................              (3,441)              (6,811)              (8,576)
  Non-recurring capital expenditures ...........................              (5,576)              (2,971)              (1,423)
  Revenue generating capital expenditures ......................              (6,670)              (8,011)             (13,614)
                                                                        ------------         ------------         ------------
  Net cash used in investing activities ........................            (255,986)            (317,960)            (328,216)
                                                                        ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of financing costs ...................................              (3,128)              (1,495)                  --
  Debt proceeds ................................................             440,001              279,000              253,930
  Debt payments ................................................            (216,275)             (89,425)            (275,131)
  Offering proceeds, net of underwriters discount
    and offering costs .........................................                  --                   --              255,907
  Proceeds from issuance of preferred units,
    net of offering costs ......................................                  --               68,190                   --
  Proceeds from contributions from PPI related
    to Preferred Shares ........................................                  --                   --               48,284
  Purchase of units ............................................             (24,912)                  --                   --
  Proceeds from contributions from PPI related
    to Dividend Reinvestment Plan ..............................              26,754               23,312               18,860
  Capital distributions to preferred Unitholders ...............             (17,475)             (13,259)             (11,473)
  Capital distributions to common Unitholders ..................            (132,463)            (116,685)            (100,504)
                                                                        ------------         ------------         ------------
  Net cash provided by financing activities ....................              72,502              149,638              189,873
                                                                        ------------         ------------         ------------
  Net increase (decrease) in cash and cash equivalents .........               1,589              (15,284)              10,275
  Cash and cash equivalents, beginning of period ...............               5,870               21,154               10,879
                                                                        ------------         ------------         ------------
  Cash and cash equivalents, end of period .....................        $      7,459         $      5,870         $     21,154
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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1.       ORGANIZATION AND FORMATION OF THE COMPANY

ORGANIZATION AND FORMATION OF THE COMPANY

Post Apartment Homes, L.P. (the "Operating Partnership"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for its general partner, Post Properties, Inc. (the "Company" or "PPI"). The Operating Partnership, through its operating divisions and subsidiaries, is the entity through which all of the Company's operations are conducted. At December 31, 2000, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 88.2% of the common units in the Operating Partnership ("Units") and 64.1% of the Perpetual Preferred Units. The other limited partners of the Operating Partnership, who hold Units, are those persons (including certain officers and directors of the Company) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of Common Stock. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of Common Stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to the Company.

The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the year ended December 31, 1993. A REIT is a legal entity which holds real estate interest and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

The Operating Partnership currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Northern Virginia, Nashville, Houston, Phoenix, Denver and Charlotte metropolitan areas. At December 31, 2000, approximately 52.8%, 25.7% and 11.5% (on a unit basis) of the Company's communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain items in the 1999 and 1998 consolidated financial statements were reclassified for comparative purposes with the 2000 consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"
The Operating Partnership will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 137 on January 1, 2001. This standard establishes accounting and reporting standards for derivatives and hedging activities and will require the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or be recognized in other comprehensive income until the hedged item affects earnings. If the change in fair value or cash flows of a derivative designated as a hedge is not effectively offset, as defined, by the change in value or cash flows of the item it is hedging, this difference will be immediately recognized in earnings. Upon adoption of SFAS 133 on January 1, 2001, the Operating Partnership will record a net transition adjustment loss in the statement of operations of $728 and a net transition adjustment of $1,472 in accumulated other comprehensive income (equity). Adoption of this standard will also result in the recording of a derivative instrument liability of $1,472.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

The Operating Partnership only utilizes qualifying cash flow hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain designated liabilities. This is typically accomplished using an interest rate swap or interest rate cap. For financial reporting purposes, the gain or loss on the effective portion of the cash flow hedge is recorded as a component of other comprehensive income. The ineffective portion of the cash flow hedge will be recorded immediately in earnings.

On the date the Operating Partnership enters into a derivative contract, management will designate the derivative as a hedge of the identified cash flow exposure. The Operating Partnership will formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Operating Partnership will specifically identify the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and will state how the hedging instrument is expected to hedge the risks related to the hedged item.

The Operating Partnership will formally measure effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Operating Partnership may discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative is re-designated to no longer be a hedge instrument.

STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION"
The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was implemented in the fourth quarter of 2000 by the Operating Partnership and the adoption had no effect on its results of operations or financial position.

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

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (including capitalized amounts of $25,426, $21,417, and $15,707 during 2000, 1999 and 1998, respectively), aggregated $74,419, $51,337, and $46,889 for the years ended December 31, 2000, 1999 and 1998, respectively.

DERIVATIVES

The Operating Partnership has entered into various interest rate swap and interest rate cap agreements. These arrangements are used to manage the Operating Partnership's exposure to fluctuations in interest rates. Premiums paid to purchase interest rate protection agreements (i.e. interest rate caps) have been deferred and are being amortized over the terms of those agreements using the interest method. Unamortized premiums are included in deferred charges in the consolidated balance sheet. Amounts receivable under the interest rate protection agreements is accrued as a reduction of interest expense. Interest rate swaps qualifying for hedge accounting treatment are recorded on an accrual basis as an adjustment of the interest rate yield. Interest rate swaps not qualifying for hedge accounting treatment are recorded at fair value and recognized through the statement of operations.

PER UNIT DATA

Basic earnings per common Unit with respect to the Operating Partnership for the years ended December 31, 2000, 1999 and 1998 is computed based upon the weighted average number of units outstanding during the period. Diluted earnings per common Unit is based upon the weighted average number of Units outstanding during the period and includes the effect of the potential issuance of additional Units if stock options were exercised or converted into common stock of the Company.

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

2. DEFERRED CHARGES

Deferred charges consist of the following:

                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                              2000             1999
                                                                           ---------        ---------
             Deferred financing costs..............................        $  36,068        $  31,148
             Other.................................................            5,240            5,394
                                                                           ---------        ---------
                                                                              41,308           36,542

             Less: accumulated amortization........................          (19,608)         (15,722)
                                                                           ---------        ---------
                                                                           $  21,700        $  20,820
                                                                           =========        =========

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

3. NOTES PAYABLE

At December 31, 2000 and 1999, the Operating Partnership's indebtedness consisted of the following:

                                                                                                             12/31/00     12/31/99
                                      PAYMENT                                               MATURITY        PRINCIPAL     PRINCIPAL
         DESCRIPTION                   TERMS                      INTEREST RATE             DATE (1)         BALANCE       BALANCE
         -----------                   -----                      -------------             --------         -------       -------
CONVENTIONAL FIXED RATE
(SECURED)

Parkwood Townhomes(TM)........  Principal and Interest                7.375%                 4/01/14        $      799    $    833

Post Hillsboro Village and
The Lee Apartments............  Principal and Interest                9.20%                 10/01/01                --       2,915

Northwestern Mutual Life......  Principal and Interest               6.50%(2)                3/01/09            48,601      49,462

Northwestern Mutual Life......  Principal and Interest                7.69%                 10/01/07            28,666          --

Northwestern Mutual Life......  Principal and Interest                7.69%                 10/01/07            51,238          --

FNMA..........................  Principal and Interest              6.975%(3)                7/23/29           103,200          --
                                                                                                            ----------    --------
                                                                                                               232,504      53,210
                                                                                                            ----------    --------

CONVENTIONAL FLOATING RATE
(SECURED)

Addison Circle Apartment
Homes by Post(R)- Phase I ....  Principal and Interest            LIBOR + .75%               6/15/00                --      22,067

FNMA..........................  Principal and Interest          LIBOR + .935% (3)            7/23/29                --     104,000
                                                                                                            ----------    --------
                                                                                                                    --     126,067
                                                                                                            ----------    --------

TAX EXEMPT FLOATING RATE
(SECURED)                           Interest only         "AAA" NON-AMT + .515%(4)(5)       6/01/25            235,880     235,880
                                                                                                            ----------    --------

SENIOR NOTES (UNSECURED)

Northwestern Mutual Life......      Interest only                8.21% - 8.37%           6/07/01-6/07/02        50,000      50,000

Senior Notes..................      Interest only                7.25% - 7.70%          10/01/03-12/20/10      310,000     125,000

Medium Term Notes.............      Interest only             6.69% -8.12% (6) (7)       4/02/01-3/16/15       360,000     215,000
                                                                                                            ----------    --------
                                                                                                               720,000     390,000
                                                                                                            ----------    --------
LINES OF CREDIT & OTHER
UNSECURED DEBT

Revolver .....................           N/A            LIBOR + .825% or prime - .25%(8)    4/30/03             18,000     165,000

Cash Management Line..........           N/A              LIBOR + .675% or prime - .25%     3/31/01              4,925      17,426

City of Phoenix...............           N/A                        5.00% (9)               3/01/21              2,000       2,000
                                                                                                            ----------    --------
                                                                                                                24,925     184,426
                                                                                                            ----------    --------

TOTAL.........................                                                                              $1,213,309    $989,583
                                                                                                            ==========    ========

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2) This note bears interest at 6.50% with an effective rate of 7.30% after consideration of a terminated swap agreement.
(3) In December 2000, the Operating Partnership entered into a swap transaction that fixed the rate of interest on this note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.
(4) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998). The Operating Partnership pays credit enhancement fees of .515% of the amount of such bonds or the amount of the letters of credit, as the case may be. "AAA" NON-AMT rate was 5.00% at December 31, 2000.
(5) These bonds are cross-collateralized. The Operating Partnership has purchased an interest rate cap that limits the Operating Partnership's exposure to increases in the base rate to 5%.
(6) Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(7) In October 2000, the Operating Partnership entered into a swap transaction that fixed the rate on a $25,000 MTN at 7.28%, inclusive of credit enhancement and other fees.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

(8) Represents stated rate. The Operating Partnership may also make "money market" loans of up to $175,000 at rates below the stated rate. At December 31, 2000, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 7.49%. Effective January 12, 2001, the interest rate is LIBOR plus .75% or prime minus .25% and the debt matures April 30, 2004. Also effective January 12, 2001, the Operating Partnership may make "money market" loans of up to $160,000 at rates below the stated rate.
(9) This loan is interest free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

CONVENTIONAL FIXED RATE MORTGAGES PAYABLE (SECURED)

Conventional mortgages payable were comprised of five loans at December 31, 2000 and 1999, each of which is collateralized by certain apartment communities located in Atlanta and Dallas which are included in real estate assets.

On July 23, 1999, the Operating Partnership issued $104,000 of secured notes to FNMA. Net proceeds of $101,988 were used to repay outstanding indebtedness. These notes are secured by five apartment communities. The notes include a prepayment penalty that is an amount equal to a percentage of the principal amount remaining under the notes at the time of prepayment. The penalty ranges from 4.8% in the first year to .65% in the tenth year. The Operating Partnership has an option to call these notes after ten years from the issuance date. In December 2000, the Operating Partnership entered into a swap transaction that fixed the rate of interest on this note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.

TAX-EXEMPT FLOATING RATE BOND INDEBTEDNESS (SECURED)

Tax exempt floating rate bond indebtedness is comprised of AAA Fannie Mae credit enhanced debt maturing in 2025. The Federal National Mortgage Association ("FNMA") has provided replacement credit enhancement through 2025 for the bond issues, aggregating $235,880, which were reissued. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans. Certain of the apartment communities are encumbered to secure tax-exempt housing bonds.

SENIOR NOTES (UNSECURED)

NORTHWESTERN MUTUAL LIFE NOTES On June 7, 1995, the Operating Partnership issued $50,000 of unsecured senior notes with the Northwestern Mutual Life Insurance Company. The notes were in two tranches: the first, totaling $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2001; and the second, totaling $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the notes were used to repay outstanding indebtedness. The note agreements pursuant to which the notes were purchased contain customary representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

SENIOR NOTES On September 30, 1996, the Operating Partnership completed a $125,000 senior unsecured debt offering comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316% per annum (.71% over the corresponding treasury rate on the date such rate was set). The second tranche, $25,000 of 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544% per annum (.83% over the corresponding treasury rate on the date such rate was set). Proceeds from the Notes were used to repay outstanding indebtedness. On December 20, 2000, the Operating Partnership issued $185,000 of unsecured senior notes. These notes bear interest at 7.70% and mature on December 20, 2010. Net proceeds of approximately $183,798 were used to repay outstanding indebtedness.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

MEDIUM TERM NOTES The Operating Partnership has established a program for the sale of Medium-Term Notes due three months or more from the date of issue (the "MTNs"). Proceeds from the MTNs were used to (i) prepay certain outstanding notes and (ii) repay outstanding indebtedness.

The following table sets forth MTNs issued and outstanding as of December 31, 2000:

                                ISSUE                                    INTEREST             MATURITY
                                DATE                  AMOUNT               RATE                 DATE
                                -----              ----------            --------             --------
                         March 31, 1997            $   37,000              7.02%            April 2, 2001
                         March 31, 1997                13,000              7.30%            April 1, 2004
                         September 22, 1997            10,000              6.69%         September 22, 2004
                         September 22, 1997            25,000              6.78%         September 22, 2005
                         March 12, 1998               100,000              6.85%           March 16, 2015
                         May 9, 2000                   25,000  (1)         7.28%          February 1, 2005
                         June 15, 2000                150,000              8.12%            June 15, 2005
                                                   ----------
                                                   $  360,000
                                                   ==========

                           (1) In October 2000, the Operating Partnership entered into a swap transaction that fixed the rate on the note at 7.28%, inclusive of credit enhancement and other fees, through maturity.


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

On May 9, 2000, the Operating Partnership sold $25,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at the London Interbank Offer Rate ("LIBOR") plus .75% and mature on February 1, 2005. Net proceeds of $24,875 were used to repay outstanding indebtedness. In October 2000, the Operating Partnership entered into a swap transaction that fixed the rate on the notes at 7.28%, inclusive of credit enhancement and other fees, through maturity.

On June 16, 2000, the Operating Partnership sold $150,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at 8.12% and mature on June 15, 2005. Net proceeds of $148,865 were used to repay outstanding indebtedness.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

The aggregate maturities of the Company's indebtedness are as follows (1):

                         2001...................................................      $     67,000
                         2002...................................................            20,000
                         2003...................................................           100,000
                         2004...................................................            23,000
                         2005...................................................           200,000
                         Thereafter.............................................           778,384
                                                                                      ------------
                                                                                      $  1,188,384
                                                                                      ============

                           (1) Excludes principal amortization payments and payments on lines of credit and other unsecured debt.

LINES OF CREDIT AND OTHER (UNSECURED)

On January 12, 2001, the Operating Partnership closed a $320,000 three-year syndicated revolving line of credit (the "Revolver"), which matures April 2004. This line of credit bears interest at LIBOR plus .75% or prime minus .25% and replaces the Operating Partnership's previous line. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend policy.

Also in January 2001, the Operating Partnership reached an agreement with a syndicated group of banks for an incremental $185,000, 364 day facility at terms substantially equal to the Revolver.

On July 26, 1996, the Operating Partnership closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"). The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and matures on March 31, 2002. Management believes the Cash Management Line will be renewed at maturity with similar terms. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Operating Partnership with an automatic daily sweep which applies all available cash to reduce the outstanding balance.

In addition, the Operating Partnership has a $3,000 facility to provide letters of credit for general business purposes.

At December 31, 2000, the outstanding balances on the Revolver and Cash Management Line were $18,000 and $4,925, respectively. There were no outstanding balances on any of the other facilities at December 31, 2000.

On March 1, 1998 the Operating Partnership entered into a Disposition and Development Agreement with the City of Phoenix, Arizona. Pursuant to this agreement, the City of Phoenix loaned the Operating Partnership $2,000. This loan is interest-free for the first three years, with a 5.00% interest rate thereafter. Repayment of the loan commences on March 1, 2001 with equal semi-annual payments due on March 1 and September 1 of each year through March 1, 2021. All repayment terms are subject to the conditions set forth in the Agreement.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

PLEDGED ASSETS

The aggregate net book value at December 31, 2000 of property pledged as collateral for indebtedness amounted to approximately $469,473.

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

4. INCOME TAXES

Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute annually at least 95% (90% beginning in 2001) of its REIT taxable income, as defined in the Code, to its shareholders and satisfy certain other requirements. As a result, the Operating Partnership generally will not be subject to Federal income taxation at the corporate level on the income the Company distributes to the shareholders. Although the Company has elected to be taxed as a REIT, Post Services, Inc. ("Post Services") was formed as a subsidiary of the Operating Partnership to provide through its subsidiaries asset management, leasing and landscaping services to third parties. The consolidated taxable income of Post Services, if any, will be subject to tax at regular corporate rates.

As of December 31, 2000, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership, was lower than the net assets as reported in the Operating Partnership's consolidated financial statements by $29,794.

5. RELATED PARTY TRANSACTIONS

The Operating Partnership provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 2000, 1999 and 1998, the Operating Partnership received landscaping fees of $667, $610, and $961 for such services. These amounts include reimbursements of direct expenses in the amount of $11, $10, and $295, which are not included in landscape services revenue. Accordingly, these transactions resulted in the Operating Partnership recording landscape services net fees in excess of direct expenses of $656, $600, and $666 in the Operating Partnership financial statements for the years ended December 31, 2000, 1999 and 1998, respectively.

The Operating Partnership provides accounting and administrative services to entities controlled by certain executive officers of the Operating Partnership. Fees under this arrangement aggregated $25 for each year ended December 31, 2000, 1999 and 1998, respectively.

The Operating Partnership was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $29, $100, and $349 for the years ended December 31, 2000, 1999 and 1998, respectively.

On February 15, 2000 and December 10, 1999, the Company loaned $1,500 and $7,750, respectively, to certain executives. These loans are payable ten years from the issue date, and bear interest at a rate of 6.32% per annum.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

Proceeds from these loans were used by these executives to acquire the Company's common shares on the open market. As of February 10, 2001, $2,000 of the loans have been repaid.

6. SALE OF ASSETS AND ASSETS HELD FOR SALE

During the first quarter of 2000, the Operating Partnership authorized the sale of five communities: one community in Atlanta, Georgia, three communities in Jackson, Mississippi and one commercial property in Dallas, Texas. During the third quarter of 2000, the Operating Partnership authorized the sale of two communities in Nashville, Tennessee. During the fourth quarter of 2000, the Operating Partnership authorized the sale of one tract of land in Dallas, Texas and seven communities: two communities in Atlanta, Georgia, one community in Nashville, Tennessee and three communities and one commercial property in Dallas, Texas.

In February 2000, the Operating Partnership sold the 213 community in Atlanta, Georgia, for $32,350. Net proceeds of approximately $31,500 were used to pay down outstanding indebtedness.

In September 2000, the Operating Partnership sold the three communities in Jackson, Mississippi, containing a total of 983 units for $44,600. Net proceeds of approximately $42,903 were used to pay down outstanding indebtedness.

In November 2000, the Operating Partnership sold two properties located in Nashville, Tennessee containing a total of 367 units for $36,885. Net proceeds of approximately $36,290 were used to repay outstanding indebtedness.

In December 2000, the Operating Partnership sold two properties located in Atlanta, Georgia, containing a total of 421 units for $47,250. Net proceeds of approximately $46,651 were used to repay outstanding indebtedness and to repurchase the Company's common stock.

At December 31, 2000, the remaining tract of land, four communities and two commercial properties consisting of land, building and improvements and furniture, fixtures and equipment were recorded at $122,047, which represented the lower of cost or fair value less costs to sell. The Operating Partnership has recorded a net gain on the sale of the Atlanta, Jackson and Nashville assets in the statement of operations, reduced by its best estimate of the effect of the anticipated sale of the remaining communities and commercial properties, as a net gain on the sale of assets of $3,208. The Operating Partnership expects the sale of the remaining properties to occur in 2001.

For the years ended December 31, 2000 and 1999, the consolidated statements of operation include net income of $12,392 and $11,804, respectively, from communities held for sale at December 31, 2000. Through December 31, 2000, depreciation expense totaling $4,109 was recognized on these assets prior to the assets being classified as held for sale. Depreciation expense has not been recognized subsequent to the date of held for sale classification.

7. PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

In the fourth quarter of 2000, management decided to restrict its development activities to fewer markets, refine its development investment strategy, exit the for-sale housing business and make changes in its executive management team. As a result of this decision, the Operating Partnership wrote off $4,389 of costs it had incurred in markets it will no longer pursue for development opportunities and on individual development deals that are no longer consistent with management's revised strategy.

In connection with the management changes at December 31, 2000, all employees included in the severance charge of $3,066 had been notified of their termination and severance agreement. As of February 15, 2001, these employees were no longer providing any service to the Operating Partnership. The employees included in the accrual at December 31, 2000, were primarily four executives and five accounting department employees in the Dallas regional office. At December 31, 2000, the accrual for unpaid severance charges was $2,250.

In addition to these charges, the Operating Partnership also recorded an impairment charge of $407 to adjust the cost of for-sale housing in Atlanta and Dallas to its estimated net sales proceeds. Additionally, the Operating Partnership

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

recorded a charge of $1,503 to write off its investment in Darwin Networks, a high-speed Internet provider that filed for Chapter 11 bankruptcy in January 2001.

8. EMPLOYEE BENEFIT PLANS

Through a plan adopted by the Company, the employees of the Operating Partnership are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Operating Partnership contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Operating Partnership contribution, the maximum employee contribution included in the calculation is 3% of salary. Operating Partnership contributions of $514, $346, and $179 were made in 2000, 1999 and 1998, respectively.

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

9. STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 2000, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Operating Partnership applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, based upon the criteria of APB Opinion 25 no compensation cost is required to be recognized for the Stock Plan and the ESPP. The compensation cost which is required to be charged against income for the Grant Plan was $138, $205, and $182 for 2000, 1999 and 1998, respectively. Had compensation cost for the Company's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of FASB Statement 123, the Operating Partnership's net income and earnings per Unit would have been reduced to the pro forma amounts indicated below:

                                                                               2000              1999              1998
                                                                            ----------        ----------        ---------
Net income available to common
   unitholders ..............................        As reported ...        $  100,336        $  105,177        $  88,988
                                                     Pro forma .....        $   98,154        $  102,994        $  88,100

Net income per common Unit -
   basic ....................................        As reported ...        $     2.25        $     2.41        $    2.21
                                                     Pro forma .....        $     2.21        $     2.36        $    2.19

Net income per common Unit -
   diluted ..................................        As reported ...        $     2.22        $     2.39        $    2.18
                                                     Pro forma .....        $     2.18        $     2.33        $    2.16

For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 2000, 1999 and 1998, are as follows:

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                2000                1999                1998
                                                           ------------         ------------        ------------
           Dividend yield.............................         8.0%                 7.3%                7.0%

           Expected volatility........................         24.8%               15.4%               15.3%

           Risk-free interest rate....................     6.7% to 6.9%         4.5% to 6.6%        4.7% to 5.8%

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

A summary of the status of the Company's Stock Plan as of December 31, 2000, 1999 and 1998, changes during the years then ended, and the weighted-average fair value of options granted during the years is presented below:

                                                      2000                          1999                         1998
                                            ------------------------      ------------------------     -------------------------
                                                            WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                             AVERAGE                       AVERAGE                       AVERAGE
                                                            EXERCISE                      EXERCISE                      EXERCISE
                                              SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
                                            -----------     --------      -----------     --------     ------------     --------
Outstanding at beginning of year ....         4,054,876       $  34         3,030,852       $  31      $  2,237,551          31
Granted .............................           740,538          38         1,288,232          36         1,440,784          39
Exercised ...........................          (334,194)         32          (164,053)         30           (67,326)         31
Forfeited ...........................          (189,612)         38          (100,155)         37          (580,157)         39
                                            -----------                   -----------                  ------------

Outstanding at end of year ..........         4,271,608          35         4,054,876          35         3,030,852          34
                                            ===========                   ===========                  ============

Options exercisable at year-end......         2,413,595                     2,290,143                     2,065,438
                                            ===========                   ===========                  ============
Weighted-average fair value of
options granted during the year......       $      4.76                   $      2.08                  $       2.54
                                            ===========                   ===========                  ============

At December 31, 2000, the range of exercise prices for options outstanding was $27.625 - $44.125 and the weighted-average remaining contractual life was 7 years.

10. COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, one ground lease expiring in 2038 for a second operating community, three ground leases expiring in 2066, 2069 and 2074 for three communities under development and to office, equipment and other operating leases with terms expiring in years 2001 through 2004. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2000 are as follows:

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                           2001.........................    $  2,122
                           2002.........................       1,392
                           2003.........................       1,300
                           2004.........................       1,274
                           2005.........................       1,279
                           2006 and thereafter..........     159,456

The Operating Partnership incurred $5,935, $5,109, and $4,915 of rent expense for the years ended December 31, 2000, 1999 and 1998, respectively.

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

The fair value of fixed rate debt was approximately $822,043 at December 31, 2000.

The fair values of interest rate protection agreements and interest rate swaps (used for hedging purposes) are estimated by obtaining quotes from an investment broker. At December 31, 2000, carrying amounts related to these arrangements in the consolidated balance sheet were approximately $728. As of December 31, 2000, the net cost to terminate these contracts was approximately $1,438.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

12. EARNINGS PER UNIT

For the years ended December 31, 2000, 1999 and 1998, basic and diluted earnings per common Unit for income before extraordinary item, net of preferred distributions, and net income available to common Unitholders before extraordinary item has been computed as follows:

                                                                                                YEAR ENDED 2000
                                                                             --------------------------------------------------
                                                                                INCOME               UNITS             PER-UNIT
                                                                             (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                                             -----------         -------------         --------
Income before extraordinary item...............................              $   117,811
Less: Preferred stock distributions............................                  (17,475)
                                                                             -----------
BASIC EPS
Income available to common Unitholders before extraordinary item ...             100,336            44,503,290          $  2.25
                                                                                                                        =======
EFFECT OF DILUTIVE SECURITIES
Options........................................................                       --               534,789
                                                                              ----------          ------------
DILUTED EPS
Income available to common Unitholders + assumed
  conversions before extraordinary item ............................          $  100,336            45,038,079          $  2.22
                                                                              ==========          ============          =======

                                                                                              YEAR ENDED 1999
                                                                             --------------------------------------------------
                                                                                INCOME               UNITS             PER-UNIT
                                                                             (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                                             -----------         -------------         --------
Income before extraordinary item................................              $  119,424
Less: Preferred stock distributions.............................                 (13,726)
                                                                              ----------
BASIC EPS
Income available to common Unitholders before extraordinary item ...             105,698            43,663,373          $  2.42
                                                                                                                        =======
EFFECT OF DILUTIVE SECURITIES
Options.........................................................                      --               456,298
                                                                               ---------          ------------
DILUTED EPS
Income available to common Unitholders + assumed
  conversions before extraordinary item ............................          $  105,698            44,119,671          $  2.39
                                                                              ==========          ============          =======

                                                                                                YEAR ENDED 1998
                                                                             --------------------------------------------------
                                                                                INCOME               UNITS             PER-UNIT
                                                                             (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                                             -----------         -------------         --------
Income before extraordinary item................................              $  100,461
Less: Preferred stock distributions.............................                 (11,473)
                                                                              ----------
BASIC EPS
Income available to common Unitholders before extraordinary item ...              88,988            40,244,351          $  2.21
                                                                                                                        =======
EFFECT OF DILUTIVE SECURITIES
Options.........................................................                      --               444,991
                                                                              ----------          ------------
DILUTED EPS
Income available to common Unitholders + assumed
  conversions before extraordinary item ............................          $   88,988            40,689,342          $  2.18
                                                                              ==========          ============          =======

13. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 are as follows:

(a) The Operating Partnership committed to distribute $33,466, $30,818, and $25,115 for the quarters ended December 31, 2000, 1999 and 1998, respectively.
(b) For cash flow purposes, treasury stock is net of $2,435 of donated stock, $1,708 of treasury stock transactions settled in 2001, less $152 of shares re-issued from treasury stock.

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

The Operating Partnership's chief operating decision makers focus on the Operating Partnership's primary sources of income which are property rental operations and third party services. Third party services are designated as one segment. Property rental operations are broken down into five segments based on the various stages in the property ownership lifecycle. The Operating Partnership's six segments are further described as follows:

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

         - Communities held for sale - those communities that are being marketed for sale.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                                 2000                1999                1998
                                                                              -----------         -----------         -----------
REVENUES
Fully stabilized communities .........................................        $   232,435         $   221,901         $   213,043
Communities stabilized during 1999 ...................................             42,710              38,097              20,845
Development and lease-up communities .................................             54,486              17,408               2,106
Communities held for sale ............................................             19,706              18,552              18,359
Sold communities .....................................................             15,928              24,285              24,004
Third party services .................................................             15,249              12,486              10,416
Other ................................................................             19,318              13,198              10,132
                                                                              -----------         -----------         -----------

Consolidated revenues ................................................        $   399,832         $   345,927         $   298,905
                                                                              ===========         ===========         ===========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities .........................................        $   162,197         $   154,060         $   146,431
Communities stabilized during 1999 ...................................             28,753              26,199              12,669
Development and lease-up communities .................................             33,684               9,679                (184)
Communities held for sale ............................................             12,392              11,804              11,896
Sold communities .....................................................             11,457              18,167              17,213
Third party services .................................................              2,157               1,657               1,653
                                                                              -----------         -----------         -----------

Contribution to FFO ..................................................            250,640             221,566             189,678
                                                                              -----------         -----------         -----------

Other operating income, net of expense ...............................              2,326                (310)             (1,197)
Depreciation on non-real estate assets ...............................             (2,405)             (1,962)             (1,432)
Minority interest in consolidated property
   partnerships ......................................................              1,695                (511)               (397)
Project abandonment, employee severance and impairment charges .......             (9,365)                 --                  --
Interest expense .....................................................            (50,303)            (33,192)            (31,297)
Amortization of deferred loan costs ..................................             (1,636)             (1,496)             (1,185)
General and administrative ...........................................            (10,066)             (7,788)             (8,495)
Distributions to preferred unitholders ...............................            (17,475)            (13,726)            (11,473)
                                                                              -----------         -----------         -----------

Total FFO ............................................................            163,411             162,581             134,202
                                                                              -----------         -----------         -----------

Depreciation on real estate assets ...................................            (66,283)            (55,361)            (45,214)
Net gain (loss) on sale of assets ....................................              3,208              (1,522)                 --
Distributions to preferred unitholders................................             17,475              13,726              11,473
                                                                              -----------         -----------         -----------

Income before extraordinary item and preferred distributions .........        $   117,811         $   119,424         $   100,461
                                                                              ===========         ===========         ===========

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)



15.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial information for the years ended 2000 and 1999 are as follows:

                                                                                          YEAR ENDED DECEMBER 31, 2000*
                                                                           --------------------------------------------------------
                                                                             FIRST         SECOND          THIRD           FOURTH
                                                                           ---------      ---------      ----------      ----------

Revenues ............................................................      $  95,443      $  99,482      $  101,342      $  103,565
                                                                           ---------      ---------      ----------      ----------
Net income before net gain (loss) on sale of assets
and other charges ...................................................         31,965         33,734          30,676          27,593
Net gain (loss) on sale of assets ...................................            687            (19)            959           1,581
Project abandonment, employee severance and
impairment charges ..................................................             --             --              --          (9,365)
                                                                           ---------      ---------      ----------      ----------
Net income ..........................................................         32,652         33,715          31,635          19,809
Distributions to preferred Unitholders ..............................         (4,368)        (4,369)         (4,369)         (4,369)
                                                                           ---------      ---------      ----------      ----------
Net income available to common Unitholders ..........................      $  28,284      $  29,346      $   27,266      $   15,440
                                                                           =========      =========      ==========      ==========
Earnings per common Unit:
Net income available to common Unitholders -
  basic .............................................................      $    0.64      $    0.66      $     0.61      $     0.35
Net income available to common Unitholders -
  diluted ...........................................................      $    0.63      $    0.65      $     0.60      $     0.34


                                                                                          YEAR ENDED DECEMBER 31, 1999*
                                                                           --------------------------------------------------------
                                                                             FIRST         SECOND          THIRD           FOURTH
                                                                           ---------      ---------      ----------      ----------

Revenues ............................................................      $  80,891      $  85,503      $   88,158      $   91,375
                                                                           ---------      ---------      ----------      ----------
Net income before gain (loss) on sale of assets and
extraordinary items .................................................         29,406         29,624          30,626          31,290

Net gain (loss) on sale of assets ...................................         (1,567)           476            (246)           (185)
Extraordinary items .................................................           (521)            --              --              --
                                                                           ---------      ---------      ----------      ----------
Net income ..........................................................         27,318         30,100          30,380          31,105
Distributions to preferred Unitholders ..............................         (2,969)        (2,969)         (3,404)         (4,384)
                                                                           ---------      ---------      ----------      ----------
Net income available to common Unitholders ..........................      $  24,349      $  27,131      $   26,976      $   26,721
                                                                           =========      =========      ==========      ==========
Earnings per common Unit:
Net income available to common Unitholders -
  basic .............................................................      $    0.56      $    0.62      $     0.62      $     0.61

Net income available to common Unitholders -
  diluted ...........................................................      $    0.56      $    0.61      $     0.61      $     0.60

* The total of the four quarterly amounts for earnings per Unit may not equal the total for the year. These differences result from the use of a weighted average to compute average number of Units outstanding.

                                                                    SCHEDULE III
                              POST PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)



                                                                                                     GROSS AMOUNTS AT WHICH
                                                               INITIAL COSTS                       CARRIED AT CLOSE OF PERIOD
                                                           ---------------------              -------------------------------------
                                                                                    COST
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                               RELATED              BUILDING AND     TO                   BUILDING AND
                                DESCRIPTION  ENCUMBRANCES    LAND   IMPROVEMENTS ACQUISITION     LAND     IMPROVEMENTS    TOTAL (1)
                                -----------  ------------  -------- ------------ -----------  ----------  ------------    ---------
            GEORGIA
  Post Ashford.................  Apartments  $   9,895 (2) $  1,906  $       --   $   8,578   $    1,906   $    8,578     $  10,484
  Post Biltmore................  Apartments         --        4,470          --       4,831        4,470        4,831         9,301
  Post Briarcliff..............  Apartments         --       18,785          --      40,957       13,310       46,432        59,742
  Post Bridge..................  Apartments     12,450 (2)      868          --      12,273          869       12,272        13,141
  Post Brookhaven..............  Apartments         --        7,921          --      31,317        7,921       31,317        39,238
  Post Canyon..................  Apartments     16,845 (2)      931          --      18,184          931       18,184        19,115
  Post Chase...................  Apartments     15,000 (2)    1,438          --      15,978        1,438       15,978        17,416
  Post Chastain................  Apartments     30,573        6,352          --      40,312        6,779       39,885        46,664
  Post Collier Hills...........  Apartments         --        6,487          --      25,210        7,183       24,514        31,697
  Post Corners.................  Apartments     14,760 (2)    1,473          --      15,216        1,473       15,216        16,689
  Post Court...................  Apartments     18,650 (2)    1,769          --      17,386        1,769       17,386        19,155
  Post Creek...................  Apartments         --       10,406      36,756       6,403       10,442       43,123        53,565
  Post Crest...................  Apartments     24,461        4,733          --      24,725        4,763       24,695        29,458
  Post Crossing................  Apartments         --        3,951          --      19,496        3,951       19,496        23,447
  Post Dunwoody................  Apartments         --        4,917          --      28,590        4,961       28,546        33,507
  Post Gardens.................  Apartments         --        5,859          --      33,809        5,931       33,737        39,668
  Post Glen....................  Apartments     24,140        5,591          --      21,657        5,784       21,464        27,248
  Post Lane....................  Apartments         --        1,512          --       8,302        2,067        7,747         9,814
  Post Lenox Park..............  Apartments     10,908        3,132          --      10,795        3,132       10,795        13,927
  Post Lindbergh...............  Apartments         --        6,268          --      28,013        6,652       27,629        34,281
  Post Mill....................  Apartments     12,880 (2)      915          --      12,938          922       12,931        13,853
  Post Oak.....................  Apartments         --        2,028          --       8,295        2,027        8,296        10,323
  Post Oglethorpe..............  Apartments         --        3,662          --      17,045        3,662       17,045        20,707
  Post Park....................  Apartments         --        6,253          --      40,106        8,830       37,529        46,359
  Post Parkside................  Mixed Use          --        3,402          --      20,030        3,465       19,967        23,432
  Post Peachtree...............  Apartments         --        2,024          --       6,995        2,024        6,995         9,019
  Post Peachtree Hills.........  Apartments         --        4,215          --      13,868        4,857       13,226        18,083
  Post Pointe..................  Apartments         --        2,417          --      15,914        3,027       15,304        18,331
  Post Renaissance.............  Apartments         --           --          --      19,835           --       19,835        19,835
  Post Ridge...................  Apartments         --       11,332          --      25,427        5,150       31,609        36,759
  Post Spring..................  Apartments         --        3,316          --      32,791        3,316       32,791        36,107
  Post Summit..................  Apartments         --        1,575          --       6,376        1,575        6,376         7,951
  Post Valley..................  Apartments     18,600 (2)    1,117          --      18,965        1,117       18,965        20,082
  Post Vinings.................  Apartments         --        4,322          --      21,783        5,668       20,437        26,105
  Post Village
   The Arbors..................  Apartments         --          384          --      16,196          373       16,207        16,580
   The Fountains The Meadows...  Apartments     26,000 (2)      611          --      38,401          878       38,134        39,012
   The Gardens.................  Apartments     14,500 (2)      187          --      28,097          637       27,647        28,284
   The Hills...................  Apartments      7,000 (2)       91          --      13,563          307       13,347        13,654
  Post Walk....................  Apartments     19,300 (2)    2,954          --      17,722        2,954       17,722        20,676
  Post Woods...................  Apartments     16,716        1,378          --      27,416        3,070       25,724        28,794
  3400 Stratford...............  Apartments         --          328          --      24,023          485       23,866        24,351
  Post Riverside...............  Mixed Use          --       11,130          --     108,311       12,434      107,007       119,441

  TEXAS
  Addison Circle Apartment
   Homes by Post - Phase I.....  Mixed Use      28,666        2,885      41,482       5,327        3,243       46,451        49,694
  Addison Circle Apartment
   Homes by Post - Phase II....  Mixed Use      51,238        3,417       1,128      80,662        3,759       81,448        85,207
  Addison Circle Apartment
   Homes by Post - Phase III...  Mixed Use          --          752          --      20,062          532       20,282        20,814
  Post American Beauty Mill....  Apartments         --          234       2,786       3,446          571        5,895         6,466
  Post Block 588...............  Apartments         --        1,278          48      21,047        1,415       20,958        22,373
  Clyde Lane...................  Apartments         --        1,628         895       1,833        1,628        2,728         4,356
  Post Cole's Corner...........  Mixed Use          --        1,886      18,006       1,401        2,086       19,207        21,293
  Post Columbus Square ........  Mixed Use          --        4,565      24,595         525        4,565       25,120        29,685
  Heights of State-Thomas......  Mixed Use          --        5,455      15,559      28,667        5,803       43,878        49,681
  Legacy at Town Center........  Apartments         --          684          --      29,955          684       29,955        30,639
  Post Midtown - Phase I.......  Apartments         --        2,456       1,134      34,926        2,648       35,868        38,516
  Post Midtown - Phase II......  Apartments         --          865         278      20,488          865       20,766        21,631
  Post Midtown - Phase III.....  Apartments         --        1,087          --       1,008        1,087        1,008         2,095
  Post Parkwood................  Apartments        799          306       2,592       4,574          864        6,608         7,472
  Post Ascension...............  Apartments         --        1,230       8,976         488        1,253        9,441        10,694
  Post Hackberry Creek.........  Apartments         --        7,269      23,579         944        7,269       24,523        31,792
  Post Lakeside................  Apartments         --        3,924      20,334       1,394        3,924       17,663 (7)    21,587
  Post Town Lake/Parks.........  Apartments         --        2,985      19,464       1,597        2,985       21,061        24,046
  Post White Rock..............  Apartments         --        1,560       9,969       1,343        1,560       11,312        12,872
  Post Winsted.................  Apartments         --        2,826      18,632         389        2,826       16,590 (7)    19,416
  Post Windhaven...............  Apartments         --        4,029      23,385         553        4,029       23,938        27,967
  Post Shores..................  Apartments         --       11,572      69,794       4,828       11,572       62,445 (7)    74,017
  The Abbey of State-Thomas....  Apartments         --          575       6,276       1,608          575        7,884         8,459
  The Commons at Turtle Creek..  Apartments         --        1,406       7,938         534        1,406        8,472         9,878
  The Meridian at State-Thomas.  Apartments         --        1,535      11,605         597        1,535       12,202        13,737
  The Residences on McKinney...  Mixed Use          --        1,494      18,022       1,568        1,494       19,590        21,084

                                                                                                                      DEPRECIABLE
                                                    ACCUMULATED            DATE OF                  DATE                 LIVES
                                                   DEPRECIATION         CONSTRUCTION              ACQUIRED               YEARS
                                                   ------------       ---------------         ---------------       ------------
           GEORGIA
 Post Ashford...................  Apartments        $   3,350          4/86 - 6/87                    6/87           5 - 40 Years
 Post Biltmore..................  Apartments               --                 9/00 (4)               12/99                     --
 Post Briarcliff................  Apartments            1,393                12/96                    9/96           5 - 40 Years
 Post Bridge....................  Apartments            5,210         9/84 - 12/86                    9/84           5 - 40 Years
 Post Brookhaven................  Apartments           11,143         7/89 - 12/92                    3/89           5 - 40 Years
 Post Canyon....................  Apartments            7,703          4/84 - 4/86                   10/81           5 - 40 Years
 Post Chase.....................  Apartments            6,349          6/85 - 4/87                    6/85           5 - 40 Years
 Post Chastain..................  Apartments           13,512         6/88 - 10/90                    6/88           5 - 40 Years
 Post Collier Hills.............  Apartments            3,629                10/95                    6/95           5 - 40 Years
 Post Corners...................  Apartments            6,503          8/84 - 4/86                    8/84           5 - 40 Years
 Post Court.....................  Apartments            6,684          6/86 - 4/88                   12/85           5 - 40 Years
 Post Creek.....................  Apartments            7,122          9/81 - 8/83                    5/96           5 - 40 Years
 Post Crest.....................  Apartments            4,396                 9/95                   10/94           5 - 40 Years
 Post Crossing..................  Apartments            3,576          4/94 - 8/95                   11/93           5 - 40 Years
 Post Dunwoody..................  Apartments            6,686                11/88            12/84 & 8/94 (6)       5 - 40 Years
 Post Gardens...................  Apartments            2,494                 7/96                    5/96           5 - 40 Years
 Post Glen......................  Apartments            2,514                 7/96                    5/96           5 - 40 Years
 Post Lane......................  Apartments            3,150          4/87 - 5/88                    1/87           5 - 40 Years
 Post Lenox Park................  Apartments            2,099          3/94 - 5/95                    3/94           5 - 40 Years
 Post Lindbergh.................  Apartments            1,983                11/96                    8/96           5 - 40 Years
 Post Mill......................  Apartments            5,866          5/83 - 5/85                    5/81           5 - 40 Years
 Post Oak.......................  Apartments            2,413         9/92 - 12/93                    9/92           5 - 40 Years
 Post Oglethorpe................  Apartments            3,395         3/93 - 10/94                    3/93           5 - 40 Years
 Post Park......................  Apartments           14,003          6/87 - 9/90                    6/87           5 - 40 Years
 Post Parkside..................  Mixed Use               318                 2/99                   12/97           5 - 40 Years
 Post Peachtree.................  Apartments               --                 6/00 (4)                5/00                     --
 Post Peachtree Hills...........  Apartments            3,257          2/92 - 9/94               2 & 11/92 (6)       5 - 40 Years
 Post Pointe....................  Apartments            6,363         4/87 - 12/88                   12/86           5 - 40 Years
 Post Renaissance...............  Apartments            5,263         7/91 - 12/94             6/91 & 1/94 (6)       5 - 40 Years
 Post Ridge.....................  Apartments            1,957                10/96                    7/96           5 - 40 Years
 Post Spring....................  Apartments               --                 9/99 (4)                9/99                     --
 Post Summit....................  Apartments            2,406         1/90 - 12/90                    1/90           5 - 40 Years
 Post Valley....................  Apartments            7,322          3/86 - 4/88                   12/85           5 - 40 Years
 Post Vinings...................  Apartments            7,613          5/88 - 9/91                    5/88           5 - 40 Years
 Post Village
   The Arbors...................  Apartments            5,729         4/82 - 10/83                    3/82           5 - 40 Years
   The Fountains The Meadows      Apartments           13,479          8/85 - 5/88                    8/85           5 - 40 Years
   The Gardens..................  Apartments            9,772          6/88 - 7/89                    5/84           5 - 40 Years
   The Hills....................  Apartments            4,718          5/84 - 4/86                    4/83           5 - 40 Years
 Post Walk......................  Apartments            7,450          3/86 - 8/87                    6/85           5 - 40 Years
 Post Woods.....................  Apartments           10,667          3/76 - 9/83                    6/76           5 - 40 Years
 3400 Stratford.................  Apartments               --                 4/99(4)                 1/99                     --
 Post Riverside.................  Mixed Use             2,695                 7/96                    1/96           5 - 40 Years

 TEXAS
 Addison Circle Apartment
  Homes by Post - Phase I.......  Mixed Use             5,517                10/97                   10/97           5 - 40 Years
 Addison Circle Apartment
  Homes by Post - Phase II......  Mixed Use             3,858                10/97(4)                10/97           5 - 40 Years
 Addison Circle Apartment
  Homes by Post - Phase III.....  Mixed Use                14                 7/99(4)                10/97           5 - 40 Years
 Post American Beauty Mill......  Apartments              428                10/97                   10/97           5 - 40 Years
 Block 588......................  Apartments                2                10/97                   10/97           5 - 40 Years
 Clyde Lane.....................  Apartments               --                10/97(4)                10/97                     --
 Cole's Corner..................  Mixed Use             2,443                  n/a                   10/97           5 - 40 Years
 Post Columbus Square...........  Mixed Use             2,099                  n/a                   10/97           5 - 40 Years
 Heights of State-Thomas........  Mixed Use             3,403                10/97                   10/97           5 - 40 Years
 Legacy at Town Center..........  Apartments               --                      (4)                                         --
 Post Midtown - Phase I.........  Apartments              548                10/97                   10/97           5 - 40 Years
 Post Midtown - Phase II........  Apartments               --                10/97 (4)               10/97                     --
 Post Midtown - Phase III.......  Apartments               --                   -- (4)                2/00                     --
 Post Parkwood..................  Apartments              629                  n/a                   10/97           5 - 40 Years
 Post Ascension.................  Apartments              964                  n/a                   10/97           5 - 40 Years
 Post Hackberry Creek...........  Apartments            2,359                  n/a                   10/97           5 - 40 Years
 Post Lakeside..................  Apartments            2,433                  n/a                   10/97           5 - 40 Years
 Post Town Lake/Parks...........  Apartments            2,353                  n/a                   10/97           5 - 40 Years
 Post White Rock................  Apartments            1,171                  n/a                   10/97           5 - 40 Years
 Post Winsted...................  Apartments            1,583                  n/a                   10/97           5 - 40 Years
 Post Windhaven.................  Apartments            2,297                  n/a                   10/97           5 - 40 Years
 Post Shores....................  Apartments            6,870                  n/a                   10/97           5 - 40 Years
 The Abbey of State-Thomas......  Apartments              653                  n/a                   10/97           5 - 40 Years
 The Commons at Turtle Creek....  Apartments            1,017                  n/a                   10/97           5 - 40 Years
 The Meridian at State-Thomas...  Apartments            1,179                  n/a                   10/97           5 - 40 Years
 The Residences on McKinney.....  Mixed Use             2,238                  n/a                   10/97           5 - 40 Years

 The Rice.....................   Mixed Use          --           --      13,393      24,192           --       37,585        37,585
 The Vineyard of Uptown.......   Apartments         --        1,133       8,560         128        1,133        8,688         9,821
 The Vintage of Uptown........   Apartments         --        2,614      12,188         264        2,614       12,452        15,066
 West Avenue Lofts............   Apartments         --        4,454      16,490          --        4,454       16,490        20,944
 The Worthington of
  State-Thomas................   Mixed Use          --        3,744      34,700         959        3,744       35,659        39,403
 Uptown Village I & II........   Mixed Use      22,608        3,955      22,120      17,694        6,551       37,218        43,769
 Post Wilson Building.........   Mixed Use          --        2,766         689      14,313           --       17,768        17,768
 Campus Circle................     Retail           --        1,045       3,084         734        1,045        3,631 (7)     4,676
 Towne Crossing...............     Retail           --        3,703      10,721         897        3,703       11,618        15,321
 Post & Paddock...............     Retail           --        2,352       7,383         560        2,352        6,820 (7)     9,172

 FLORIDA
 Post Bay.....................   Apartments         --        2,203          --      15,481        2,573       15,111        17,684
 Post Court...................   Apartments         --        2,083          --      10,185        2,083       10,185        12,268
 Post Fountains...............   Apartments     21,500 (2)    3,856          --      24,063        3,856       24,063        27,919
 Post Harbour Place...........   Apartments         --        3,854          --      64,929       16,183       52,600        68,783
 Post Hyde Park...............   Apartments         --        3,498          --      25,891        5,108       24,281        29,389
 Post Lake....................   Apartments     28,500 (2)    6,113          --      32,144        6,724       31,533        38,257
 Post Parkside (Orlando)         Mixed Use          --        8,673          --      23,108        2,493       29,288        31,781
 Post Rocky Point.............   Apartments         --       10,510          --      59,406       10,510       59,406        69,916
 Post Village
  The Arbors..................   Apartments         --        2,063          --      14,668        2,906       13,825        16,731
  The Lakes                      Apartments         --        2,813          --      17,265        3,488       16,590        20,078
  The Oaks....................   Apartments         --        3,229          --      15,733        3,294       15,668        18,962
 Post Walk at Hyde Park.......   Apartments         --        1,943          --      10,841        1,974       10,810        12,784


 VIRGINIA
 Post Corners at Trinity Centre  Apartments     22,395        4,404          --      23,568        4,493       23,479        27,972
 Post Forest..................   Apartments         --        8,590          --      24,663        9,106       24,147 (3)    33,253

 NEW YORK
 1499 Mass. Avenue.....          Apartments         --       19,199          --       1,051       19,199       1,051         20,250

 CALIFORNIA
 Post Paseo............          Apartments         --        8,524          --       4,324        8,524        4,324        12,848

 WASHINGTON, D.C.
 Post Pentagon Row.....          Mixed Use          --           --       7,659      39,457           --       47,116        47,116

 NORTH CAROLINA
 Uptown Place..........          Apartments         --        2,336          --      27,485        2,336       27,485        29,821
 Gateway...............          Apartments         --        2,424          --      28,762        2,424       28,762        31,186
 Post Park at Phillips Place..   Mixed Use          --        4,305          --      36,583        4,307       36,581        40,888

 ARIZONA
 Roosevelt Sq. I.......          Mixed Use          --        1,920          --      42,181        1,680       42,421        44,101
 Roosevelt Sq. II......          Mixed Use          --        1,175          --       2,017        1,800        1,392         3,192

 TENNESSEE
 Bennie Dillon.........          Mixed Use          --          145          --       8,324           --        8,469         8,469
 The Lee Apartments....          Apartments         --          720       2,125         532          761        2,616         3,377

 COLORADO
 Uptown Denver I & II..          Apartments         --        3,257         580      71,399        2,963       72,273        75,236

 MISCELLANEOUS
  INVESTMENTS                                       --       18,129       4,035      38,378       32,848       27,694        60,542
                                             ---------    ---------  ----------  ----------   ---------    ----------    ----------
       TOTAL                                 $ 468,384    $ 382,045  $  526,960  $1,938,072   $  409,917   $2,417,177    $2,827,094
                                             =========    =========  ==========  ==========   ==========   ==========    ==========

 The Rice.....................   Mixed Use              1,522                10/97                   10/97           5 - 40 Years
 The Vineyard of Uptown.......   Apartments               724                  n/a                   10/97           5 - 40 Years
 The Vintage of Uptown........   Apartments             1,160                  n/a                   10/97           5 - 40 Years
 West Avenue Lofts............   Apartments                --                 9/99 (4)                8/99                 --
 The Worthington of
  State-Thomas................   Mixed Use              3,324                  n/a                   10/97           5 - 40 Years
 Uptown Village I & II........   Mixed Use              1,996                  n/a                   10/97           5 - 40 Years
 Post Wilson Building.........   Mixed Use                287                10/97                   10/97                 --
 Campus Circle................     Retail                 427                  n/a                   10/97           5 - 40 Years
 Towne Crossing...............     Retail                 922                  n/a                   10/97           5 - 40 Years
 Post & Paddock...............     Retail                 469                  n/a                   10/97           5 - 40 Years

 FLORIDA
 Post Bay.....................   Apartments             5,661         5/87 - 12/88                    5/87           5 - 40 Years
 Post Court...................   Apartments             3,673          4/90 - 5/91                   10/87           5 - 40 Years
 Post Fountains...............   Apartments             8,503         12/85 - 3/88                   12/85           5 - 40 Years
 Post Harbour Place...........   Apartments               826                 3/97 (4)                1/97           5 - 40 Years
 Post Hyde Park...............   Apartments             2,967                 9/94                    7/94           5 - 40 Years
 Post Lake....................   Apartments            12,240         11/85 - 3/88                   10/85           5 - 40 Years
 Post Parkside (Orlando)         Mixed Use                  2                 3/99                    3/99           5 - 40 Years
 Post Rocky Point.............   Apartments             6,580         4/94 - 11/96             2/94 & 9/96 (6)       5 - 40 Years
 Post Village
  The Arbors..................   Apartments             4,814         6/90 - 12/91                   11/90           5 - 40 Years
  The Lakes                      Apartments             5,777         7/88 - 12/89                    5/88           5 - 40 Years
  The Oaks....................   Apartments             5,456         11/89 - 7/91                   12/89           5 - 40 Years
 Post Walk at Hyde Park.......   Apartments             1,943         10/95 - 9/97                    9/95           5 - 40 Years


 VIRGINIA
 Post Corners at Trinity Centre  Apartments             3,688                 6/94                    6/94           5 - 40 Years
 Post Forest..................   Apartments             9,935         1/89 - 12/90                    3/88           5 - 40 Years

 NEW YORK
 1499 Mass. Avenue.....          Apartments                --                   --                    9/00                     --

 CALIFORNIA
 Post Paseo............          Apartments                --                 6/00(4)                 4/00                     --

 WASHINGTON, D.C.
 Post Pentagon Row.....          Mixed Use                 --                 6/99(4)                 2/99                     --

 NORTH CAROLINA
 Uptown Place..........          Apartments                 1                 9/98(4)                 9/98           5 - 40 Years
 Gateway...............          Apartments                --                 9/99(4)                 6/99                     --
 Post Park at Phillips Place..   Mixed Use              4,701                 1/96                   11/95           5 - 40 Years

 ARIZONA
 Roosevelt Sq. I.......          Mixed Use                  1                 2/99(4)                 2/99           5 - 40 Years
 Roosevelt Sq. II......          Mixed Use                 --                 2/99(4)                 2/99                     --

 TENNESSEE
 Bennie Dillon.........          Mixed Use                208                 7/98                    7/98           5 - 40 Years
 The Lee Apartments....          Apartments               277                  n/a(5)                 8/96           5 - 40 Years

 COLORADO
 Uptown Denver I & II..          Apartments                 1                10/97 (4)               10/97           5 - 40 Years

 MISCELLANEOUS
  INVESTMENTS                                          10,855                                                        5 - 40 Years
                                                   ----------
       TOTAL                                       $  357,180
                                                   ==========


(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,440,712 at December 31, 2000, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2) These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3) Balance includes an allowance for possible loss of $3,700, which was taken in prior years.
(4)      Construction still in process as of December 31, 2000.
(5) The Company acquired this community during 1996. The Company is operating the community while evaluating whether to hold, renovate or sell the community.
(6)      Additional land was acquired for construction of a second phase.
(7) These properties are currently held for sale. The carrying value of the assets has been adjusted based on management's best estimate of the expected proceeds from sales.

A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------
                                                             2000                1999                1998
                                                          -----------         -----------         -----------
Real estate investments:
   Balance at beginning of year ..................        $ 2,582,785         $ 2,255,074         $ 1,936,011
      Improvements ...............................            380,856             345,994             319,408
      Disposition of property ....................           (136,547)            (18,283)               (345)
                                                          -----------         -----------         -----------
   Balance at end of year ........................        $ 2,827,094         $ 2,582,785         $ 2,255,074
                                                          ===========         ===========         ===========
Accumulated depreciation:
   Balance at beginning of year ..................        $   303,016         $   247,148         $   201,095
     Depreciation ................................             71,605 (a)          57,136 (a)          46,288 (a)
     Joint Venture Depreciation ..................             (2,425)               (690)                 --
     Depreciation on disposed property ...........            (15,016)               (578)               (235)
                                                          -----------         -----------         -----------
Balance at end of year ...........................        $   357,180 (b)     $   303,016         $   247,148
                                                          ===========         ===========         ===========


(a) Depreciation expense in the Consolidated Statements for the years ended December 31, 2000, 1999 and 1998, includes $492, $877 and $335, respectively, of depreciation expense on other assets.
(b) Accumulated depreciation on the balance sheet is net of $12,059 of accumulated depreciation on assets held for sale.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan

In our opinion, the accompanying statements of net assets available for plan benefits and of changes in net assets available for plan benefits present fairly, in all material respects, the net assets of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan at December 31, 2000 and 1999 and the changes in net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 16, 2001

                              POST PROPERTIES, INC.
                 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                        2000                1999
                                                                                     ----------          ----------
ASSETS
  Receivable from Post Apartment Homes, L.P. ..............................          $  473,017          $  492,698
                                                                                     ==========          ==========

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  Net assets available for plan benefits ..................................          $  473,017          $  492,698
                                                                                     ==========          ==========

                              POST PROPERTIES, INC.
                 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                                        YEAR  ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                        2000                1999
                                                                                     ----------          ----------
NET ASSETS AVAILABLE FOR PLAN BENEFITS, JANUARY 1 .........................          $  492,698          $  563,764

DEDUCTIONS:

  Purchase of participants' shares ........................................            (898,218)           (974,817)
  Payment for payroll taxes on behalf
    of participants .......................................................             (69,322)            (49,104)

ADDITIONS:
  Participant contributions ...............................................             947,859             952,855
                                                                                     ----------          ----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS, DECEMBER 31 .......................          $  473,017          $  492,698
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

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

EXHIBIT
  NO.                                                      DESCRIPTION
3.1(a)    --   Articles of Incorporation of the Company
3.2(b)    --   Articles of Amendment to the Articles of Incorporation of the Company
3.3(c)    --   Articles of Amendment to the Articles of Incorporation of the Company
3.4(d)    --   Articles of Amendment to the Articles of Incorporation of the Company
3.5(e)    --   Articles of Amendment to the Articles of Incorporation of the Company
3.6(a)    --   Bylaws of the Company
4.1(f)    --   Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)    --   First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1(g)   --   Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(g)   --   First Amendment to Second Amended and Restated Partnership Agreement
10.3(g)   --   Second Amendment to Second Amended and Restated Partnership Agreement
10.4(k)   --   Third Amendment to Second Amended and Restated Partnership Agreement
10.5(k)   --   Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(e)   --   Fifth Amendment to the Second Amended and Restated Partnership Agreement
10.7      --   Sixth Amendment to Amended and Restated Partnership Agreement
10.8(h)   --   Employee Stock Plan
10.9(g)   --   Amendment to Employee Stock Plan
10.10(g)  --   Amendment No. 2 to Employee Stock Plan
10.11(g)  --   Amendment No. 3 to Employee Stock Plan
10.12(g)  --   Amendment No. 4 to Employee Stock Plan
10.13(h)  --   Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
10.14(h)  --   Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
10.15(k)  --   Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John A.
               Williams dated as of June 1, 1998
10.16(k)  --   Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John T.
               Glover dated as of June 1, 1998
10.17(k)  --   Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and
               John A. Williams dated June 1, 1998
10.18(k)  --   Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and
               John T. Glover dated as of June 1, 1998
10.19(e)  --   Option and Transfer  Agreement among the Operating Partnership, Post Services, John A. Williams and
               John T. Glover
10.20(h)  --   Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
10.21(g)  --   Form of officers and directors Indemnification Agreement
10.22(a)  --   Form of Option Agreement  to be entered into between the Operating Partnership  and the owners of four parcels of undeveloped land
10.23(a)  --   Profit Sharing Plan of the Company
10.24(g)  --   Amendment Number One to Profit Sharing Plan
10.25(g)  --   Amendment Number Two to Profit Sharing Plan

10.26(g)  --   Amendment Number Three to Profit Sharing Plan
10.27(g)  --   Amendment Number Four to Profit Sharing Plan
10.28(h)  --   Form of General Partner 1% Exchange Agreement
10.29(i)  --   Employee Stock Purchase Plan
10.30(g)  --   Amendment to Employee Stock Purchase Plan
10.31(i)  --   Amended and Restated Dividend Reinvestment and Stock Purchase Plan
10.32     --   Fifth Amended and Restated Credit Agreement dated as of January 1, 2001 among Post Apartment
               Homes, L.P., Wachovia Bank of Georgia, N.A., and the banks listed on the signature pages there to (the
               "Fifth Credit Agreement")
10.33(l)  --   Deferred Compensation Plan for Directors and Executive Committee Members
21.1      --   List of Subsidiaries
23.1      --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-62243)
23.2      --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-70689)
23.3      --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 33-81772)
23.4      --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-36595)
23.5      --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-47399)
23.6      --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 33-00020)
23.7      --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-94121)
23.8      --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-80427)
23.9      --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-44722)
23.10     --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-42884)
23.11     --   Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-55994)

---------------

(a) Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b) Filed as an exhibit to the Current Report on Form 8-K, dated as of October 1, 1996, of the Company.
(c) Filed as an exhibit to the Current Report on Form 8-K, dated as of October 28, 1997, of the Company.
(d) Filed as an exhibit to the Current Report on Form 8-K, dated as of February 9, 1998, of the Company.
(e) Filed as an exhibit to the Quarterly Report on Form 10-Q, dated as of November 15, 1999, of the Company.
(f) Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.
(g) Filed as an exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.
(h) Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company.
(i) Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company.
(j) Filed as part of the Registration Statement on Form S-3 (SEC File No. 333-39461) of the Company.
(k) Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998.
(l) Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1999.

         (b)      Reports on Form 8-K

                  During the fourth quarter of fiscal 2000 the Company and the Operating Partnership each filed Reports on Form 8-K on October 2, 2000, November 30, 2000 and December 20, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     POST PROPERTIES, INC.

                                     (Registrant)


                                    /s/ John T. Glover
    March 21, 2001                  --------------------------------------------
                                     John T. Glover, Vice Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                TITLE                                           DATE


              /s/ John A. Williams
         ------------------------------        Chairman of the Board, Chief Executive Officer
                 John A. Williams              and Director (Principal Executive Officer)


               /s/ John T. Glover
         ------------------------------        Vice Chairman and Director
                 John T. Glover


              /s/ R. Gregory Fox
         ------------------------------        Executive Vice President, Chief Financial Officer
                R. Gregory Fox


              /s/ Robert Anderson
         ------------------------------        Director
                Robert Anderson


               /s/ Arthur M. Blank
         ------------------------------        Director
                 Arthur M. Blank


             /s/ Herschel M. Bloom
         ------------------------------        Director
               Herschel M. Bloom


              /s/ Russell R. French
         ------------------------------        Director
                Russell R. French


              /s/ Charles E. Rice
         ------------------------------        Director
                Charles E. Rice


               /s/ Ronald de Waal
         ------------------------------        Director
                 Ronald de Waal

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

                                     POST APARTMENT HOMES, L.P.
                                     By: Post G.P. Holdings, Inc., as
                                         General Partner



    March 21, 2001                   By: /s/ John T. Glover
                                        ----------------------------------------
                                        John T. Glover, Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                             TITLE                                             DATE


          /s/ John A. Williams
         ------------------------------        Chief Executive Officer
               John A. Williams


          /s/ John T. Glover
         ------------------------------        Vice Chairman
                John T. Glover


          /s/ R. Gregory Fox
         ------------------------------        Executive Vice President, Chief Financial Officer
                R. Gregory Fox