Form 10-Q
period 2001-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2001-05-15
CIK 903127, 1012271

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

                  For the quarterly period ended March 31, 2001

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

         38,794,776 shares of common stock outstanding as of May 7, 2001 (excluding treasury stock).

===============================================================================

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I   FINANCIAL INFORMATION

         ITEM 1    FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000....................     1
             Consolidated Statements of Operations for the three months ended
                March 31, 2001 and 2000................................................................     2
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                three months ended March 31, 2001......................................................     3
             Consolidated Statements of Cash Flows for the three months ended
                March 31, 2001 and 2000................................................................     4
             Notes to Consolidated Financial Statements................................................     5

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000....................    11
             Consolidated Statements of Operations for the three months ended
                March 31, 2001 and 2000................................................................    12
             Consolidated Statement of Partners' Equity for the three months ended
                March 31, 2001.........................................................................    13
             Consolidated Statements of Cash Flows for the three months ended
                March 31, 2001 and 2000................................................................    14
             Notes to Consolidated Financial Statements ...............................................    15

         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS..........................................................................    21

         ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................    32

PART II  OTHER INFORMATION.............................................................................    33

         ITEM 1    LEGAL PROCEEDINGS
         ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS
         ITEM 3    DEFAULTS UPON SENIOR SECURITIES
         ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDER
         ITEM 5    OTHER INFORMATION
         ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES....................................................................................    34

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                          2001                2000
                                                                                      -----------         -----------
                                                                                      (UNAUDITED)
ASSETS
   Real estate:
     Land ....................................................................        $   264,293         $   281,525
     Building and improvements ...............................................          1,631,019           1,681,798
     Furniture, fixtures and equipment .......................................            193,387             190,968
     Construction in progress ................................................            517,910             509,702
     Land held for future development ........................................             35,873              28,995
                                                                                      -----------         -----------
                                                                                        2,642,482           2,692,988
     Less: accumulated depreciation ..........................................           (349,608)           (345,121)
     Assets held for sale ....................................................            240,719             122,047
                                                                                      -----------         -----------
   Real estate assets ........................................................          2,533,593           2,469,914
   Cash and cash equivalents .................................................              3,026               7,459
   Restricted cash ...........................................................              1,276               1,272
   Deferred charges, net .....................................................             21,805              21,700
   Other assets ..............................................................             55,378              50,892
                                                                                      -----------         -----------
     Total assets ............................................................        $ 2,615,078         $ 2,551,237
                                                                                      ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable .............................................................        $ 1,289,954         $ 1,213,309
   Accrued interest payable ..................................................             18,605              10,751
   Dividends and distributions payable .......................................             34,756              33,933
   Accounts payable and accrued expenses .....................................             65,764              67,136
   Security deposits and prepaid rents .......................................              9,880               9,407
                                                                                      -----------         -----------
     Total liabilities .......................................................          1,418,959           1,334,536
                                                                                      -----------         -----------

   Commitments and contingencies .............................................                 --                  --
   Minority interest of preferred unitholders in Operating Partnership .......             70,000              70,000
   Minority interest of common unitholders in Operating Partnership ..........            115,767             118,091
   Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized:
     8 1/2% Series A Cumulative Redeemable Shares, liquidation
       preference $50 per share, 1,000,000 shares issued and outstanding .....                 10                  10
     7 5/8% Series B Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and outstanding .....                 20                  20
     7 5/8% Series C Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and outstanding .....                 20                  20
     Common stock, $.01 par value, 100,000,000 authorized,
       39,676,204 and 39,662,192 shares issued, 38,782,232 and 38,853,596 shares outstanding at March 31, 2001 and December 31, 2000,
       respectively ..........................................................                396                 396
     Additional paid-in capital ..............................................          1,046,244           1,057,067
     Accumulated earnings ....................................................                 --                  --

     Accumulated other comprehensive income, net of minority interest ........             (4,063)                 --
                                                                                      -----------         -----------
                                                                                        1,042,627           1,057,513

     Less common stock in treasury at cost, 893,972 shares ...................            (32,275)            (28,903)
                                                                                      -----------         -----------
     Total shareholders' equity ..............................................          1,010,352           1,028,610
                                                                                      -----------         -----------
     Total liabilities and shareholders' equity ..............................        $ 2,615,078         $ 2,551,237
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

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                          ---------------------------------
                                                                                              2001                2000
                                                                                          ------------         ------------
REVENUE:
  Rental .........................................................................        $     94,851         $     87,825
  Property management - third-party ..............................................               1,176                  908
  Landscape services - third-party ...............................................               2,430                2,102
  Interest .......................................................................                 484                  539
  Other ..........................................................................               3,642                4,066
                                                                                          ------------         ------------
      Total revenue ..............................................................             102,583               95,440
                                                                                          ------------         ------------
EXPENSES:
  Property operating and maintenance expense
     (exclusive of items shown separately below) .................................              35,794               30,651
  Depreciation expense ...........................................................              17,888               17,005
  Property management - third-party ..............................................                 937                  788
  Landscape services - third-party ...............................................               2,263                2,005
  Interest .......................................................................              14,985               10,701
  Amortization of deferred loan costs ............................................                 455                  385
  General and administrative .....................................................               3,076                2,494
  Minority interest in consolidated property partnerships ........................                (281)                (555)
                                                                                          ------------         ------------
       Total expense .............................................................              75,117               63,474
                                                                                          ------------         ------------

Income before net gain on sale of assets, minority interest of unitholders in
  Operating Partnership and cumulative effect of accounting change ...............              27,466               31,966
Net gain on sale of assets .......................................................                 111                  687
Minority interest of preferred unitholders in Operating Partnership ..............              (1,400)              (1,400)
Minority interest of common unitholders in Operating Partnership .................              (2,729)              (3,320)
                                                                                          ------------         ------------
Income before cumulative effect of accounting change .............................              23,448               27,933
Cumulative effect of accounting change, net of minority interest .................                (613)                  --
                                                                                          ------------         ------------
         Net income ..............................................................              22,835               27,933
         Dividends to preferred shareholders .....................................              (2,969)              (2,969)
                                                                                          ------------         ------------
         Net income available to common shareholders .............................        $     19,866         $     24,964
                                                                                          ============         ============

EARNINGS PER COMMON SHARE - BASIC
  Income before cumulative effect of accounting change (net of preferred
  dividends) .....................................................................        $       0.53         $       0.64
  Cumulative effect of accounting change, net of minority interest ...............               (0.02)                  --
                                                                                          ------------         ------------
  Net income available to common shareholders ....................................        $       0.51         $       0.64
                                                                                          ============         ============
Weighted average common shares outstanding .......................................          38,848,148           39,025,775
                                                                                          ============         ============

Earnings per common share - diluted
  Income before cumulative effect of accounting change (net of preferred
  dividends) .....................................................................        $       0.53         $       0.63
  Cumulative effect of accounting change, net of minority interest ...............               (0.02)                  --
                                                                                          ------------         ------------
  Net income available to common shareholders ....................................        $       0.51         $       0.63
                                                                                          ============         ============
  Weighted average common shares outstanding - diluted ...........................          39,108,476           39,407,667
                                                                                          ============         ============
  Dividends declared .............................................................        $       0.78         $       0.76
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

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          ACCUMULATED
                                                                            ADDITIONAL                       OTHER
                                                      PREFERRED   COMMON      PAID-IN      ACCUMULATED   COMPREHENSIVE
                                                        SHARES    SHARES      CAPITAL       EARNINGS        INCOME
                                                      ---------   ------    -----------    -----------   -------------
SHAREHOLDERS' EQUITY AND
ACCUMULATED EARNINGS,
DECEMBER 31, 2000 ................................     $    50     $396     $ 1,057,067     $     --        $    --
  Proceeds from Employee Stock Purchase Plans ....          --       --            (828)          --             --
  Adjustment for minority interest of
  unitholders in Operating Partnership at
  dates of capital transactions ..................          --       --             390           --             --
  Comprehensive Income:
  Net income .....................................          --       --              --       22,835             --
  Net transition adjustment, net of minority
  interest .......................................          --       --              --           --         (1,299)
  Net change in hedge value, net of minority
  interest .......................................          --       --              --           --         (2,764)

      Total Comprehensive Income .................          --       --              --           --             --
  Treasury stock acquisitions ....................          --       --              --           --             --
  Dividends to preferred shareholders ............          --       --              --       (2,969)            --
  Dividends to common shareholders ...............          --       --         (10,385)     (19,866)            --
                                                       -------     ----     -----------     --------        -------
SHAREHOLDERS' EQUITY AND
ACCUMULATED EARNINGS,
MARCH 31, 2001 ...................................     $    50     $396     $ 1,046,244     $     --        $(4,063)
                                                       =======     ====     ===========     ========        =======
                                                         TREASURY
                                                           STOCK              TOTAL
                                                         --------         -----------
SHAREHOLDERS' EQUITY AND
ACCUMULATED EARNINGS,
DECEMBER 31, 2000 ................................       $(28,903)        $ 1,028,610
  Proceeds from Employee Stock Purchase Plans ....          8,383               7,555
  Adjustment for minority interest of
  unitholders in Operating Partnership at
  dates of capital transactions ..................             --                 390
  Comprehensive Income:
  Net income .....................................             --              22,835
  Net transition adjustment, net of minority
  interest .......................................             --              (1,299)
  Net change in hedge value, net of minority
  interest .......................................             --              (2,764)
                                                                          -----------
      Total Comprehensive Income .................                             18,772
  Treasury stock acquisitions ....................        (11,755)            (11,755)
  Dividends to preferred shareholders ............             --              (2,969)
  Dividends to common shareholders ...............             --             (30,251)
                                                         --------         -----------
SHAREHOLDERS' EQUITY AND
ACCUMULATED EARNINGS,
MARCH 31, 2001 ...................................       $(32,275)        $ 1,010,352
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

                              POST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                      -----------------------------
                                                                                         2001                2000
                                                                                      ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................................        $   22,835         $   27,933
Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sale of assets .................................................              (111)              (687)
  Minority interest of preferred unitholders in Operating Partnership ........             1,400              1,400
  Minority interest of common unitholders in Operating Partnership ...........             2,729              3,320
  Minority interest of cumulative accounting change ..........................               (82)                --
  Depreciation ...............................................................            17,888             17,005
  Amortization of deferred loan costs ........................................               455                385
Changes in assets, (increase) decrease in:
  Restricted cash ............................................................                (4)              (626)
  Other assets ...............................................................            (6,169)            (8,439)
  Deferred charges ...........................................................              (814)               122
Changes in liabilities, increase (decrease) in:
  Accrued interest payable ...................................................             7,854              2,251
  Accounts payable and accrued expenses ......................................            (9,523)              (574)
  Security deposits and prepaid rents ........................................               473                270
                                                                                      ----------         ----------
Net cash provided by operating activities ....................................            36,931             42,360
                                                                                      ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets, net of payables ..........           (65,165)           (81,996)
Net proceeds from sale of assets .............................................                --             31,432
Capitalized interest .........................................................            (5,948)            (5,567)
Recurring capital expenditures ...............................................            (2,626)            (1,938)
Corporate additions and improvements .........................................              (511)              (912)
Non-recurring capital expenditures ...........................................              (322)              (830)
Revenue generating capital expenditures ......................................            (1,102)              (576)
                                                                                      ----------         ----------
Net cash used in investing activities ........................................           (75,674)           (60,387)
                                                                                      ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs ...................................................              (300)                --
Debt proceeds ................................................................           130,000            105,000
Debt payments ................................................................           (53,355)           (47,736)
Distributions to preferred unitholders .......................................            (1,400)            (1,400)
Distributions to common unitholders ..........................................            (3,937)            (3,635)
Proceeds from Dividend Reinvestment and
  Employee Stock Purchase Plans ..............................................             7,555              9,424
Treasury stock acquisitions...................................................           (11,755)                --
Dividends paid to preferred shareholders .....................................            (2,969)            (2,969)
Dividends paid to common shareholders ........................................           (29,529)           (27,184)
                                                                                      ----------         ----------
Net cash provided by financing activities ....................................            34,310             31,500
                                                                                      ----------         ----------
Net (decrease) increase in cash and cash equivalents .........................            (4,433)            13,473
Cash and cash equivalents, beginning of period ...............................             7,459              5,870
                                                                                      ----------         ----------
Cash and cash equivalents, end of period .....................................        $    3,026         $   19,343
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

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As of March 31, 2001, the Operating Partnership had $360,000 aggregate principal amount of notes outstanding under the MTN Program. A $37,000 Medium Term Note was repaid April 2, 2001.

         On March 12, 2001 the Operating Partnership issued $50,000 of senior unsecured notes. These notes bear interest at 6.71% and mature on March 13, 2006. Net proceeds of $49,700 were used to repay outstanding indebtedness.

3.       ASSETS HELD FOR SALE

         At December 31, 2000, the Company had four communities, two commercial properties and one tract of land held for sale. During the first quarter of 2001, the Company authorized the sale of an additional four communities and seven tracts of land: three communities and five tracts of land in Dallas, Texas, one community in Atlanta, Georgia, one tract in Charlotte, North Carolina, and one tract in Phoenix, Arizona. At March 31, 2001, the eight communities, eight tracts of land, and two commercial properties consisting of land, buildings and improvements and furniture, fixture, and equipment were recorded at $240,719, which represented the lower of depreciated cost or fair value less cost to sell. The Company recorded a net gain of $111 in the statement of operations based on revised estimated proceeds on certain assets held for sale at December 31, 2000 and management's best estimate of the effect of the sale of the remaining assets. The Company expects the sale of these assets to occur in 2001.

         For the quarters ended March 31, 2001 and 2000, the consolidated statements of operations include revenue less property operating and maintenance expenses, exclusive of depreciation expense, of $5,882 and $5,749, respectively, from communities held for sale at March 31,2001. No current year depreciation expense has been recognized on these assets.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


4.       EARNINGS PER SHARE

         For the three months ended March 31, 2001 and 2000, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             -------------------------------
                                                                                 2001                2000
                                                                             -----------         -----------
        Basic and diluted income available to common
          Shareholders (numerator):
          Income before cumulative effect of accounting change ......        $    22,835         $    27,933
            Less: Preferred stock dividends .........................             (2,969)             (2,969)
                                                                             -----------         -----------
          Income available to common shareholders
            before cumulative effect of accounting change ...........        $    19,866         $    24,964
                                                                             ===========         ===========
        Common shares (denominator):
          Weighted average shares outstanding-basic .................         38,848,148          39,025,775
          Incremental shares from assumed conversion
            of options ..............................................            260,328             381,892
                                                                             -----------         -----------
          Weighted average shares outstanding - diluted .............         39,108,476          39,407,667
                                                                             ===========         ===========


5.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the three months ended March 31, 2001 and 2000 were as follows:

         During the three months ended March 31, 2001, holders of 2,600 units in the Operating Partnership exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders' equity in the amount of $390 for the three months ended March 31, 2001 and increasing minority interest and decreasing shareholders' equity in the amount of $269 for the three months ended March 31, 2000.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative and hedging activities and requires the Company to recognize all derivative instruments on its balance sheet at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

         Upon adoption of SFAS No. 133, the Company recorded a derivative instrument liability of $1,299, net of minority interest, and an adjustment of $1,299, net of minority interest, to accumulated other comprehensive income, a shareholders' equity account, representing the fair value of its outstanding interest rate swap agreements.
         The Company also recorded a net transition adjustment loss in the statement of operations of $613, net of minority interest, relating to the write down of the book value of its interest rate cap agreements to their fair value.

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. The Company's outstanding derivative financial instruments represent cash flow hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain designated debt obligations. This was accomplished using interest rate swap and interest rate cap arrangements.

         For all outstanding derivative financial instruments and for future use of derivative financial instruments, the Company designates the specific instruments as a hedge of identified cash flow exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. In this documentation, the Company will specifically identify the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and will state how the hedged instrument is expected to hedge the risks to the hedged item.

         The Company will formally measure effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company may discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative is expired or sold, terminated or exercised; or when the derivative is re-designated to no longer be a hedged instrument.

         At March 31, 2001, the Company has outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. The Company recorded the unrealized loss of $4,063, net of minority interest, on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a shareholders' equity account, in the accompanying consolidated balance sheet. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the three months ended March 31, 2001. This charge against earnings during the period and the fair value of the interest rate cap agreements as March 31, 2001 were not significant to the Company's financial position or results of operations. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $734.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was implemented in the fourth quarter of 2000. The adoption of SAB 101 has had no significant effect on the Company's results of operations or its financial position.

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

         - Communities stabilized during 2000 - communities which reached stabilized occupancy in the prior year.

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

         SEGMENT PERFORMANCE MEASURE

         The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles ("GAAP"). The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to found all of the Company's needs or ability to service indebtedness or make distributions.

         SEGMENT INFORMATION

         The following table reflects each segment's contribution to FFO together with a reconciliation of segment contribution to FFO, total FFO and income before cumulative effect of accounting change and preferred dividends. Additionally, substantially all of the Company's assets relate to the Company's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      -----------------------------
                                                                         2001                2000
                                                                      ----------         ----------
REVENUES
Fully stabilized communities .................................        $   65,750         $   63,543
Communities stabilized during 2000 ...........................            11,794              7,615
Development and lease-up communities .........................             7,987              1,742
Communities held for sale ....................................             9,095              8,720
Sold communities .............................................                --              5,527
Third party services .........................................             3,606              3,010
Other ........................................................             4,351              5,283
                                                                      ----------         ----------

Consolidated revenues ........................................        $  102,583         $   95,440
                                                                      ==========         ==========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities .................................        $   45,400         $   44,830
Communities stabilized during 2000 ...........................             7,972              4,692
Development and lease-up communities .........................             4,243                481
Communities held for sale ....................................             5,882              5,749
Sold communities .............................................                --              4,379
Third party services .........................................               406                217
                                                                      ----------         ----------

Contribution to FFO ..........................................            63,903             60,348
                                                                      ----------         ----------

Other operating income, net of expense .......................            (2,329)              (288)
Depreciation on non-real estate assets .......................              (651)              (576)
Minority interest in consolidated property partnerships ......               281                555
Interest expense .............................................           (14,985)           (10,701)
Amortization of deferred loan costs ..........................              (455)              (385)
General and administrative ...................................            (3,076)            (2,494)
Dividends to preferred shareholders ..........................            (2,969)            (2,969)
                                                                      ----------         ----------

Total FFO ....................................................            39,719             43,490
                                                                      ----------         ----------

Depreciation on real estate assets ...........................           (16,622)           (15,893)
Net gain on sale of assets ...................................               111                687
Minority interest of common unitholders in
   Operating Partnership .....................................            (2,729)            (3,320)
Dividends to preferred shareholders ..........................             2,969              2,969
                                                                      ----------         ----------
Income before cumulative effect of accounting change and
preferred dividends ..........................................        $   23,448         $   27,933
                                                                      ==========         ==========

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


8.       SUBSEQUENT EVENTS

         In April 2001, the Company sold an 810 unit property located in Atlanta for $67,250. Net proceeds on the sale were approximately $65,721.

         In May 2001, the Company sold an 80 unit property located in Nashville, Tennessee for $3,950. Net proceeds were approximately $3,814. Also in May 2001, the Company sold a 327 unit property located in Dallas, Texas for $22,470. Net proceeds were approximately $21,694. The net proceeds from these sales were used to repay indebtedness and fund additional development projects.

         In April 2001, the Company contributed two apartment communities under development in Atlanta, Georgia to a joint venture with an institutional investor, of which the Company will have a 35% equity interest. The joint venture will develop, own and operate the completed projects which have an estimated development cost of approximately $67,000. The development costs will be funded through borrowings and equity contributions from the partners proportionate to their ownership interest.

9.       PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

         In the fourth quarter of 2000, management decided to restrict its development activities to fewer markets, refine its development strategy, exit the for-sale housing business and make changes in its executive management team. Employees affected by the management changes were primarily four executives and five accounting department employees in the Dallas regional office.

         The following table summarizes the activity relating to the unpaid severance charges during the three months ended March 31, 2001:

         Severance accrual at December 31, 2000        $2,250
         Severance payments                             1,382
                                                       ------
         Severance accrual at March 31, 2001           $  868
                                                       ======

         Management expects the severance accrual to be substantially paid by December 31, 2001.

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  March 31,         December 31,
                                                                                     2001               2000
                                                                                 ----------         ------------
                                                                                 (Unaudited)
ASSETS
   Real estate:
     Land ...............................................................        $   264,293         $   281,525
     Building and improvements ..........................................          1,631,019           1,681,798
     Furniture, fixtures and equipment ..................................            193,387             190,968
     Construction in progress ...........................................            517,910             509,702
     Land held for future development ...................................             35,873              28,995
                                                                                 -----------         -----------
                                                                                   2,642,482           2,692,988
     Less: accumulated depreciation .....................................           (349,608)           (345,121)
     Assets held for sale ...............................................            240,719             122,047
                                                                                 -----------         -----------
   Real estate assets ...................................................          2,533,593           2,469,914
   Cash and cash equivalents ............................................              3,026               7,459
   Restricted cash ......................................................              1,276               1,272
   Deferred charges, net ................................................             21,805              21,700
   Other assets .........................................................             55,378              50,892
                                                                                 -----------         -----------
     Total assets .......................................................        $ 2,615,078         $ 2,551,237
                                                                                 ===========         ===========
LIABILITIES AND PARTNERS' EQUITY
   Notes payable ........................................................        $ 1,289,954         $ 1,213,309
   Accrued interest payable .............................................             18,605              10,751
   Dividends and Distributions payable ..................................             34,756              33,933
   Accounts payable and accrued expenses ................................             65,764              67,136
   Security deposits and prepaid rents ..................................              9,880               9,407
                                                                                 -----------         -----------
     Total liabilities ..................................................          1,418,959           1,334,536
                                                                                 -----------         -----------
   Commitments and contingencies.........................................                 --                  --
   Partners' equity before accumulated other comprehensive income .......          1,200,725           1,216,701
   Accumulated other comprehensive income ...............................             (4,606)                 --
                                                                                 -----------         -----------
   Total partner's equity ...............................................          1,196,119           1,216,701
                                                                                 -----------         -----------
     Total liabilities and partners' equity .............................        $ 2,615,078         $ 2,551,237
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                      -------------------------------
                                                                                          2001                2000
                                                                                      -----------         -----------
REVENUES
  Rental .....................................................................        $    94,851         $    87,825
  Property management - third party ..........................................              1,176                 908
  Landscape services - third party ...........................................              2,430               2,102
  Interest ...................................................................                484                 539
  Other ......................................................................              3,642               4,066
                                                                                      -----------         -----------
         Total revenue .......................................................            102,583              95,440
                                                                                      -----------         -----------
EXPENSES
  Property operating and maintenance (exclusive of items shown separately
      below) .................................................................             35,794              30,651
  Depreciation expense .......................................................             17,888              17,005
  Property management - third party ..........................................                937                 788
  Landscape services - third party ...........................................              2,263               2,005
  Interest ...................................................................             14,985              10,701
  Amortization of deferred loan costs ........................................                455                 385
  General and administrative .................................................              3,076               2,494
  Minority interest in consolidated property partnerships ....................               (281)               (555)
                                                                                      -----------         -----------
   Total expenses ............................................................             75,117              63,474
                                                                                      -----------         -----------
  Income before net gain on sale of assets and cumulative effect of
  accounting change ..........................................................             27,466              31,966
  Net gain on sale of assets .................................................                111                 687
                                                                                      -----------         -----------
  Income before cumulative effect of accounting change .......................             27,577              32,653
  Cumulative effect of accounting change .....................................               (695)                 --
                                                                                      -----------         -----------
  Net income .................................................................             26,882              32,653
  Distributions to preferred unitholders .....................................             (4,369)             (4,369)
                                                                                      -----------         -----------
  Net income available to common unitholders .................................        $    22,513         $    28,284
                                                                                      ===========         ===========
Earnings per common unit - basic
  Income before cumulative effect of accounting change (net of preferred
  distributions) .............................................................        $      0.53         $      0.64
  Cumulative effect of accounting change .....................................              (0.02)                 --
                                                                                      -----------         -----------
  Net income available to common unitholders .................................        $      0.51         $      0.64
                                                                                      ===========         ===========
  Weighted average common units outstanding ..................................         44,028,028          44,219,200
                                                                                      ===========         ===========
Earnings per common unit- diluted
  Income before cumulative effect of accounting change (net of preferred
  distributions)..............................................................        $      0.53         $      0.63
  Cumulative effect of accounting change .....................................              (0.02)                 --
                                                                                      -----------         -----------
  Net income available to common unitholders .................................        $      0.51         $      0.63
                                                                                      ===========         ===========
  Weighted average common units outstanding ..................................         44,288,356          44,601,092
                                                                                      ===========         ===========
   Distributions declared ....................................................        $      0.78         $      0.76
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

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                           GENERAL             LIMITED
                                                                           PARTNER             PARTNERS                TOTAL
                                                                           --------           -----------           -----------
PARTNERS' EQUITY, DECEMBER 31, 2000 .............................            12,110           $ 1,204,591           $ 1,216,701
   Contributions from the Company related to Employee Stock
   Purchase Plans ...............................................                75                 7,480                 7,555
   Purchase of units.............................................                --               (11,755)              (11,755)
   Distributions to preferred unitholders........................                --                (4,369)               (4,369)
   Distributions to common unitholders ..........................              (343)              (33,946)              (34,289)

   Comprehensive Income
   Net income ...................................................               269                26,613                26,882

   Net transition adjustment ....................................               (15)               (1,457)               (1,472)
   Net change in hedge value ....................................               (31)               (3,103)               (3,134)
                                                                           --------           -----------           -----------
       Total Comprehensive Income: ..............................               223                22,053                22,276
                                                                           --------           -----------           -----------
PARTNERS' EQUITY, MARCH 31, 2001 ................................          $ 12,065           $ 1,184,054           $ 1,196,119
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           -------------------------------
                                                                              2001                 2000
                                                                           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................          $   26,882           $   32,653
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Net gain on sale of assets ...................................                (111)                (687)
   Depreciation .................................................              17,888               17,005
   Amortization of deferred loan costs ..........................                 455                  385
Changes in assets, (increase) decrease in:
   Restricted cash ..............................................                  (4)                (626)
   Other assets .................................................              (6,169)              (8,439)
   Deferred charges .............................................                (814)                 122
Changes in liabilities, increase (decrease) in:
   Accrued interest payable .....................................               7,854                2,251
   Accounts payable and accrued expenses ........................              (9,523)                (574)
   Security deposits and prepaid rents ..........................                 473                  270
                                                                           ----------           ----------
   Net cash provided by operating activities ....................              36,931               42,360
                                                                           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets,
   net of payables ..............................................             (65,165)             (81,996)
 Proceeds from sale of assets ...................................                  --               31,432
 Capitalized interest ...........................................              (5,948)              (5,567)
 Recurring capital expenditures .................................              (2,626)              (1,938)
 Corporate additions and improvements ...........................                (511)                (912)
 Non-recurring capital expenditures .............................                (322)                (830)
 Revenue generating capital expenditures ........................              (1,102)                (576)
                                                                           ----------           ----------
 Net cash (used in) investing activities ........................             (75,674)             (60,387)
                                                                           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs ......................................                (300)                  --
Debt proceeds ...................................................             130,000              105,000
Debt payments ...................................................             (53,355)             (47,736)
Proceeds from contributions from the Company related to Dividend
   Reinvestment and Employee Stock Purchase Plans ...............               7,555                9,424
Purchase of units ...............................................             (11,755)                  --
Distributions paid to preferred unitholders .....................              (4,369)              (4,369)
Distributions paid to common unitholders ........................             (33,466)             (30,819)
                                                                           ----------           ----------
Net cash provided by financing activities .......................              34,310               31,500
                                                                           ----------           ----------
Net (decrease) increase in cash and cash equivalents ............              (4,433)              13,473
Cash and cash equivalents, beginning of period ..................               7,459                5,870
                                                                           ----------           ----------
Cash and cash equivalents, end of period ........................          $    3,026           $   19,343
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

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). As Of March 31, 2001, the Operating Partnership had $360,000 aggregate principal amount of notes outstanding under the MTN program. A $37,000 Medium Term Note was repaid April 2, 2001.

         On March 12, 2001 the Operating Partnership issued $50,000 of senior unsecured notes. These notes bear interest at 6.71% and mature on March 13, 2006. Net proceeds of $49,700 were used to repay outstanding indebtedness.

3.       ASSETS HELD FOR SALE

         At December 31, 2000 the Operating Partnership had four communities, two commercial properties and one tract of land held for sale. During the first quarter of 2001, the Operating Partnership authorized the sale of an additional four communities and seven tracts of land: three communities and five tracts of land in Dallas, Texas, one community in Atlanta, Georgia, on tract in Charlotte, North Carolina, and one tract in Phoenix, Arizona. At March 31, 2001, the eight communities, eight tracts of land, and two commercial properties consisting of land, buildings and improvements and furniture, fixture, and equipment were recorded at $240,719, which represented the lower of depreciated cost or fair value less cost to sell. The Operating Partnership recorded a net gain of $111 in the statement of operations based on revised estimated proceeds on certain assets held for sale at December 31, 2000 and management's best estimate of the effect of the sale of the remaining assets. The Operating Partnership expects the sale of these assets to occur in 2001.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

         For the quarters ended March 31, 2001 and 2000, the consolidated statements of operations include revenue less property operating and maintenance expense, exclusive of depreciation expense, of $5,882 and $5,749, respectively, from communities held for sale at March 31,2001. No current year depreciation expense has been recognized on these assets.

4.       EARNINGS PER UNIT

         For the three months ended March 31, 2001 and 2000, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per unit is as follows:


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           -----------------------------------
                                                                                2001                  2000
                                                                           ------------           ------------
Basic and diluted income available to common
  unitholders (numerator):
  Income before cumulative effect of accounting change ..........          $     27,577           $     32,653
    Less: Preferred unit distributions ..........................                (4,369)                (4,369)
                                                                           ------------           ------------
Income available to common unitholders before cumulative
effect of accounting change .....................................          $     23,208           $     28,284
                                                                           ============           ============
Common units (denominator):
  Weighted average units outstanding - basic ....................            44,028,028             44,219,200
  Incremental units from assumed conversion of options ..........               260,328                381,892
                                                                           ------------           ------------
  Weighted average units outstanding - diluted ..................            44,288,356             44,601,092
                                                                           ============           ============

5.       NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2001, the Operating Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative and hedging activities and requires the Operating Partnership to recognize all derivative instruments on its balance sheet at fair value. Additionally, the fair value adjustments will affect either partners' equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of hedging activity.

         Upon adoption of SFAS No. 133, the Operating Partnership recorded a derivative instrument liability of $1,472 and an adjustment of $1,472 to accumulated other comprehensive income, a partners' equity account, representing the fair value of its outstanding interest rate swap agreements. The Operating Partnership also recorded a net transition adjustment loss in the statement of operations of $695 relating to the write down of the book value of its interest rate cap agreements to their fair value.

         In the normal course of business, the Operating Partnership is exposed to the effect of interest rate changes. The Operating Partnership limits these risks by following established risk management policies and procedures including the use of derivatives. The Operating Partnership's outstanding derivative financial instruments represent cash flow hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain designated debt obligations. This was accomplished using interest rate swap and interest rate cap arrangements.

         For all outstanding derivative financial instruments and for future use of derivative financial instruments, the Operating Partnership designates the specific instruments as a hedge of identified cash flow exposure. The Operating Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. In this documentation, the Operating Partnership will specifically identify the assets, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and will state how the hedged instrument is expected to hedge the risks related to the hedged item.

         The Operating Partnership will formally measure effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Operating Partnership may discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative is expired or sold, terminated or exercised; or when the derivative is re-designated to no longer be a hedged instrument.

         At March 31, 2001, the Operating Partnership has outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. The Operating Partnership recorded the unrealized loss of $4,606 on these cash flow hedges as a liability and reduction in accumulated other comprehensive income, partners' equity account, in the accompanying consolidated balance sheet. In addition, the Operating Partnership recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the three months ended March 31, 2001. This charge against earnings during the period and the fair value of the interest rate cap agreements as March 31, 2001 were not significant to the Operating Partnership's financial position or results of operations. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $734.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was implemented in the fourth quarter of 2000. The adoption of SAB 101 has had no significant effect on the Operating Partnership's results of operations or its financial position.

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

         - Communities stabilized during 2000 - communities which reached stabilized occupancy in the prior year.

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

         SEGMENT PERFORMANCE MEASURE
         The Operating Partnership uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles ("GAAP"). The Operating Partnership adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Operating Partnership and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Operating Partnership's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it necessarily indicative of sufficient cash flow to found all of the Operating Partnership's needs or ability to service indebtedness or make distributions.


         SEGMENT INFORMATION
         The following table reflects each segment's contribution to FFO together with a reconciliation of segment contribution to FFO, total FFO and income before cumulative effect of accounting change and preferred distributions. Additionally, substantially all of the Operating Partnership's assets relate to the Operating Partnership's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

Summarized financial information concerning the Operating Partnership's reportable segments is shown in the following tables.


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ----------------------------
                                                                                       2001                2000
                                                                                     ---------           --------
REVENUES
Fully stabilized communities ..............................................          $  65,750           $ 63,543
Communities stabilized during 2000 ........................................             11,794              7,615
Development and lease-up communities ......................................              7,987              1,742
Communities held for sale .................................................              9,095              8,720
Sold communities ..........................................................                 --              5,527
Third party services ......................................................              3,606              3,010
Other .....................................................................              4,351              5,283
                                                                                     ---------           --------

Consolidated revenues .....................................................          $ 102,583           $ 95,440
                                                                                     =========           ========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities ..............................................          $  45,400           $ 44,830
Communities stabilized during 2000 ........................................              7,972              4,692
Development and lease-up communities ......................................              4,243                481
Communities held for sale .................................................              5,882              5,749
Sold communities ..........................................................                 --              4,379
Third party services ......................................................                406                217
                                                                                     ---------           --------

Contribution to FFO .......................................................             63,903             60,348
                                                                                     ---------           --------

Other operating income, net of expense ....................................               (929)             1,112
Depreciation on non-real estate assets ....................................               (651)              (576)
Minority interest in consolidated property partnership ....................                281                555
Interest expense ..........................................................            (14,985)           (10,701)
Amortization of deferred loan costs .......................................               (455)              (385)
General and administrative ................................................             (3,076)            (2,494)
Distributions to preferred unitholders ....................................             (4,369)            (4,369)
                                                                                     ---------           --------

Total FFO .................................................................             39,719             43,490
                                                                                     ---------           --------

Depreciation on real estate assets ........................................            (16,622)           (15,893)
Net gain on sale of assets ................................................                111                687
Distributions to preferred unitholders ....................................              4,369              4,369
                                                                                     ---------           --------

Income before cumulative effect of accounting change and preferred
distributions .............................................................          $  27,577           $ 32,653
                                                                                     =========           ========

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

7.       SUBSEQUENT EVENTS

         In April 2001, the Operating Partnership sold an 810 unit property located in Atlanta for $67,250. Net proceeds on the sale were approximately $65,721.

         In May 2001, the Operating Partnership sold an 80 unit property located in Nashville, Tennessee for $3,950. Net proceeds were approximately $3,814. Also in May 2001, the Operating Partnership sold a 327 unit property located in Dallas, Texas for $22,470. Net proceeds were approximately $21,694. The net proceeds from these sales were used to repay outstanding indebtedness and fund additional development projects.

         In April 2001, the Operating Partnership contributed two apartment communities under development in Atlanta, Georgia to a joint venture with an institutional investor, of which the Operating Partnership will have a 35% equity interest. The joint venture will develop, own and operate the completed projects which have an estimated development cost of approximately $67,000. The development costs will be funded through borrowings and equity contributions from the partners proportionate to their ownership interests.


8.       PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

         In the fourth quarter of 2000, management decided to restrict its development activities to fewer markets, refine its development strategy, exit the for-sale housing business and make changes in its executive management team. Employees affected by the management changes were primarily four executives and five accounting department employees in the Dallas regional office.

         The following table summarizes the activity relating to the unpaid severance charges:

                  Severance at December 31, 2000                $2,250
                  Severance payments                             1,382
                                                                ------
                  Severance accrual at March 31, 2001           $  868
                                                                ======

         Management expects the severance accrual to be substantially paid by December 31, 2001.

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

As of March 31, 2001, there were 43,961,043 common units in the Operating Partnership outstanding, of which 38,782,232 or 88.2%, were owned by the Company and 5,178,811, or 11.8%, were owned by other limited partners (including certain officers and directors of the Company). As of March 31, 2001, there were 7,800,000 preferred units outstanding, of which 5,000,000 were owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

The Company recorded net income available to common shareholders of $19,866 for the three months ended March 31, 2001. This represents a decrease of 20.4% over the corresponding period in 2000 primarily as a result of a reduction in revenue growth due to asset sales and an increase in interest expense due to stock repurchases and units placed in service.

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

As of March 31, 2001, the Company's portfolio of apartment communities consisted of the following: (i) 66 communities which were completed and stabilized for all of the current and prior year, (ii) ten communities which achieved full stabilization during the prior year, (iii) 16 communities either stabilized in the current year or presently in the development or lease-up stages and (iv) eight communities that are currently held for sale.

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

Since its inception, the Company has applied an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the three months ended March 31, 2001 and 2000 were $1,163 and $852, respectively.

In order to evaluate the operating performance of its communities, the Company has presented financial information that summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 2000.


ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three months ended March 31, 2001 and 2000 is summarized as follows:


                                                                                                   THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                        ------------------------------------------
                                                                                         2001               2000        %CHANGE
                                                                                        -------          --------       ---------
Rental and other revenue:
Mature communities (1) ..............................................................   $65,750          $ 63,543           3.5%
Communities stabilized during 2000 ..................................................    11,794             7,615          54.9%
Development and lease-up communities (2) ............................................     7,987             1,742         358.5%
Communities held for sale (3) .......................................................     9,095             8,720           4.3%
Sold communities (4)
                                                                                             --             5,527         (100.0)%
Other revenue (5) ...................................................................     3,867             4,744         (18.5)%
                                                                                        -------          --------
                                                                                         98,493            91,891           7.2%
                                                                                        -------          --------
Property operating and maintenance expense (exclusive of depreciation and amortization):
Mature communities (1) ..............................................................    20,350            18,713           8.7%
Communities stabilized during 2000 ..................................................     3,822             2,923          30.8%
Development and lease-up communities (2) ............................................     3,744             1,261         196.9%
Communities held for sale (3) .......................................................     3,213             2,971           8.1%
Sold communities (4) ................................................................        --             1,148         (100.0)%
Other expenses (6) ..................................................................     4,665             3,635          28.3%
                                                                                        -------          --------
                                                                                         35,794            30,651          16.8%
                                                                                        -------          --------
Revenue in excess of specified expense ..............................................   $62,699          $ 61,240           2.4%
                                                                                        =======          ========
Recurring capital expenditures: (7)
  Carpet ............................................................................   $   674          $    792         (14.9)%
  Other .............................................................................     1,952             1,146          70.4%
                                                                                        -------          --------
  Total .............................................................................   $ 2,626          $  1,938          35.5%
                                                                                        =======          ========
Average apartment units in service ..................................................    32,237            30,852           4.5%
                                                                                        =======          ========
Recurring capital expenditures per
  apartment unit ....................................................................   $    81          $     63          28.6%
                                                                                        =======          ========

(1)      Communities which reached stabilization prior to January 1, 2000.
(2) Communities in the "construction", "development" or "lease-up" stage during 2000 and, therefore, not considered fully stabilized for all of the periods presented.
(3) Includes six communities and two commercial properties in Texas, one community in Tennessee and one community in Georgia.
(4) Includes one community, containing 213 units, which was sold on February 4, 2000, three communities containing 983 units which were sold on September 6, 2000, two communities containing 367 units which were sold November 9, 2000, one community contains 296 units which was sold on December 21, 2000 and one community containing 125 units which was sold on December 28, 2000.
(5) Includes revenue from furnished apartment rentals above the unfurnished rental rates, revenue from commercial properties and other revenue not directly related to property operations.
(6) Includes certain indirect central office operating expenses related to management, grounds maintenance, costs associated with furnished apartment rentals and operating expenses from commercial properties.

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

For the three months ended March 31, 2001, rental and other revenue increased $6,602, or 7.2% compared to the same period in the prior year primarily as a result of the completion of new communities and increased rental rates for existing communities partially offset by asset sales and a reduction in other revenue. For the three months ended March 31, 2001, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $5,143, or 16.8% compared to the same period in the prior year, primarily due to increases in personnel costs, real estate taxes and insurance.

For the three months ended March 31, 2001, recurring capital expenditures increased $688, or 35.5% ($18 or 28.6% on a per unit apartment basis) compared to the same period in the prior year, primarily due to the timing of capital expenditures and an increase in the average number of units in service.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

MATURE COMMUNITIES

The Company defines mature communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 66 communities containing an aggregate of 23,198 units that were fully stabilized as of January 1, 2000, is summarized as follows:

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                             ----------------------------------------------
                                                                                                                        %
                                                                                2001                2000             CHANGE
                                                                             ---------           ---------           ------
Rental and other revenue (1) ......................................          $  65,750           $  63,543            3.5%
Property operating and maintenance
   expense (exclusive of depreciation and
   amortization) (1) ..............................................             20,350              18,713            8.7%
                                                                             ---------           ---------

Revenue in excess of specified expense ............................             45,400              44,830            1.3%
Recurring capital expenditures: (2)
   Carpet .........................................................          $     568           $     608           (6.6)%
   Other ..........................................................              1,708                 969           76.3%
                                                                             ---------           ---------
   Total ..........................................................          $   2,276           $   1,577           44.3%
                                                                             =========           =========
Recurring capital expenditures per
   apartment unit (3) .............................................          $      98           $      68           44.1%
                                                                             =========           =========
Average economic occupancy (4) ....................................               95.8%               96.5%          (0.7)%
                                                                             =========           =========
Average monthly rental rate per
   apartment unit (5) .............................................          $     939           $     914            2.7%
                                                                             =========           =========
Apartment units in service ........................................             23,198              23,198
                                                                             =========           =========

(1)      Communities which reached stabilization prior to January 1, 2000.

(2) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

(3) In addition to such capitalized expenditures, the Company expensed $166 and $153 per unit on building maintenance (inclusive of direct salaries) and $59 and $52 per unit on landscaping (inclusive of direct salaries) for the three months ended March 31, 2001 and 2000, respectively.

(4) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 95.0% and 94.4% for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, concessions were $234 and $1,142, respectively, and employee discounts were $306 and $236, respectively.

(5) Average monthly rental rate is defined as the average of the gross actual rates for occupied units and the anticipated rental rates for unoccupied units.

For the three months ended March 31, 2001, rental and other revenue increased $2,207, or 3.5% compared to the same period in the prior year, primarily due to increased rental rates. For the three months ended March 31, 2001, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,637, or 8.7% compared to the same periods in the prior year, primarily as a result of increased personnel expense, real estate taxes and insurance.

For the three months ended March 31, 2001, recurring capital expenditures per unit increased $30, or 44.1% compared to the same period in the prior year, as a result of the timing of expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three months ended March 31, 2001 and 2000 is summarized as follows:

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                             --------------------------------------------
                                                                                2001              2000            % CHANGE
                                                                             ---------          ---------         --------
Property management and other revenue .............................          $   1,176          $     908           29.5%
Property management expense .......................................                937                788           18.9%
Depreciation expense ..............................................                  7                  7            0.0%
                                                                             ---------          ---------
Revenue in excess of specified expense ............................          $     232          $     113          105.3%
                                                                             =========          =========
Average apartment units managed ...................................             15,992             13,616           17.5%
                                                                             =========          =========

The increase in revenue in excess of specified expense for the three months ended March 31, 2001 compared to the same period in the prior year is primarily attributable to an increase in the average number of units managed.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc. ("Post Landscape Group"), formerly called Post Landscape Services, Inc.

The operating performance of Post Landscape Group for the three months ended March 31, 2001 and 2000 is summarized as follows:

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                             --------------------------------------------
                                                                                2001              2000            % CHANGE
                                                                             ---------          ---------         --------
Landscape services and other revenue ..............................          $  2,430           $  2,102            15.6%
Landscape services expense ........................................             2,263              2,005            12.9%
Depreciation expense ..............................................               108                 87            24.1%
                                                                             --------           --------
Revenue in excess of specified expense ............................          $     59           $     10           490.0%
                                                                             ========           ========

The increase in landscape services and other revenue and landscape services expense for the three months ended March 31, 2001 compared to the same period in 2000 is primarily due to increases in landscape contracts. The increase in depreciation expense is primarily due to the additions of new vehicles and equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

OTHER EXPENSES

Depreciation expense increased $883, or 5.2% for the three months ended March 31, 2001 compared to the same period in the prior year, primarily as a result of an increase in units in service, additional leasehold improvements and technology expenditures.

General and administrative expense increased $582, or 23.3% for the three months ended March 31, 2001, compared to the same period in the prior year due to annual salary increases, relocation expenses as a result of management changes and reduced capitalization of overhead on communities under construction.

Interest expense increased $4,284, or 40.0% for the three months ended March 31, 2001 compared to the same period in the prior year primarily due to an increase in debt used to fund the development of new communities and the repurchase of the Company's common stock.

PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

In the fourth quarter of 2000, management decided to restrict its development activities to fewer markets, refine its development strategy, exit the for-sale housing business and make changes in its executive management team. Employees affected by the management changes were primarily four executives and five accounting department employees in the Dallas regional office.

The following table summarizes the activity relating to the unpaid severance charges during the three months ended March 31, 2001:

Severance accrual at December 31, 2000                                    $2,250
Severance payments                                                         1,382
                                                                          ------
Severance accrual at March 31, 2001                                       $  868
                                                                          ======

Management expects the severance accrual to be substantially paid by December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's net cash provided by operating activities decreased from $42,360 for the three months ended March 31, 2000 to $36,931 for the three months ended March 31, 2001, principally due to a decrease in net income and changes in working capital. Net cash used in investing activities increased from $60,387 in the three months ended March 31, 2000 to $75,674 in the three months ended March 31, 2001 principally due to proceeds from the sale of assets in first quarter 2000, partially offset by reduced construction spending in first quarter 2001. The Company's net cash provided by financing activities increased from $31,500 for the three months ended March 31, 2000 to $34,310 for the three months ended March 31, 2001, primarily due increased debt proceeds partially offset by treasury stock purchases.

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 90% of their taxable income. The Company generally will not be subject to Federal income tax on net income.

At March 31, 2001, the Operating Partnership had total indebtedness of $1,289,954, an increase of $76,645 from its total indebtedness at December 31, 2000, and cash and cash equivalents of $3,026. At March 31, 2001, the Company's indebtedness included approximately $233,968 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880, senior unsecured notes of $770,000, borrowings under its revolving credit facility ("the Revolver") of $50,000 and other unsecured lines of credit of $106.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

Lines Of Credit

The Company has three unsecured lines of credit with total availability of $525,000. As of March 31, 2001, there was $50,000 outstanding under the Revolver and $106 outstanding under other lines of credit.

Medium Term Notes

The Operating Partnership has established a program for the sale of Medium Term Notes due three months or more from date of issue (the "MTN Program"). As of March 31, 2001, the Operating Partnership had $360,000 aggregate principal amount of notes outstanding under the MTN Program. A $37,000 Medium Term Note was repaid on April 2, 2001.

Fixed Rate Notes

On March 12, 2001, the Operating Partnership issued $50,000 of unsecured notes. These notes bear interest at 6.71% and mature March 13, 2006. Net proceeds of $49,700 were used to repay outstanding indebtedness and repurchase the Company's common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

Schedule of Indebtedness

The following table reflects the Company's indebtedness at March 31, 2001:

                                                                                                            MATURITY     PRINCIPAL
             DESCRIPTION                               LOCATION                INTEREST RATE                DATE (1)      BALANCE
             -----------                              -----------    ------------------------------------   --------    -----------
CONVENTIONAL FIXED RATE (SECURED)
Parkwood Townhomes(TM) ...........................    Dallas, TX                 7.375%                     04/01/14            790
Northwestern Mutual Life .........................        N/A                     6.50% (2)                 03/01/09         48,365
Northwestern Mutual Life .........................    Dallas, TX                  7.69%                     10/01/07         28,562
Northwestern Mutual Life .........................    Dallas, TX                  7.69%                     10/01/07         51,051
FNMA .............................................    Atlanta, GA                6.975% (3)                 07/23/29        103,200
City of Phoenix ..................................        N/A                     5.00% (4)                 03/01/21          2,000
                                                                                                                        -----------
                                                                                                                            233,968
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R) Series 1995 ......................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25          9,895
Post Valley(R) Series 1995 .......................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25         18,600
Post Brook(R) Series 1995 ........................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25          4,300
Post Village(R) (Atlanta) Hills Series 1995 ......    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25          7,000
Post Mill(R) Series 1995 .........................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25         12,880
Post Canyon(R) Series 1996 .......................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25         16,845
Post Corners(R) Series 1996 ......................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25         14,760
Post Bridge(R) ...................................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25         12,450
Post Village(R) (Atlanta) Gardens ................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25         14,500
Post Chase(R) ....................................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25         15,000
Post Walk(R) .....................................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25         15,000
Post Lake(R) .....................................    Orlando, FL    "AAA" NON-AMT + .515% (5)(6)           06/01/25         28,500
Post Fountains at Lee Vista(R) ...................    Orlando, FL    "AAA" NON-AMT + .515% (5)(6)           06/01/25         21,500
Post Village(R) (Atlanta) Fountains
   and Meadows ...................................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25         26,000
Post Court(R) ....................................    Atlanta, GA    "AAA" NON-AMT + .515% (5)(6)           06/01/25         18,650
                                                                                                                        -----------
                                                                                                                            235,880
SENIOR NOTES (UNSECURED)
Northwestern Mutual Life .........................        N/A                     8.21%                     06/07/01         30,000
Medium Term Notes ................................        N/A                     7.02%                     04/02/01         37,000
Northwestern Mutual Life .........................        N/A                     8.37%                     06/07/02         20,000
Senior Notes .....................................        N/A                     7.25%                     10/01/03        100,000
Medium Term Notes ................................        N/A                     7.30%                     04/01/04         13,000
Medium Term Notes ................................        N/A                     6.69%                     09/22/04         10,000
Medium Term Notes ................................        N/A                     6.78%                     09/22/05         25,000
Senior Notes .....................................        N/A                     7.50%                     10/01/06         25,000
Mandatory Par Put Remarketed Securities ..........        N/A                     6.85% (7)                 03/16/15        100,000
Medium Term Notes ................................        N/A                     7.28%                     02/01/05         25,000
Medium Term Notes ................................        N/A                     8.12%                     06/15/05        150,000
Senior Notes .....................................        N/A                     7.70%                     12/20/10        185,000
Senior Notes .....................................        N/A                     6.71%                     03/13/06         50,000
                                                                                                                        -----------
                                                                                                                            770,000
LINES OF CREDIT
Revolver - Syndicated ............................        N/A        LIBOR + .750% or prime minus .25%(8)   04/30/04         50,000
Cash Management Line .............................        N/A        LIBOR + .675% or prime minus .25%      02/13/02            106
                                                                                                                        -----------

                                                                                                                             50,106
TOTAL................................                                                                                   $ 1,289,954
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

(4) This loan is interest-free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

(5) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

(6) These bonds are cross-collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.

(7) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(8) Represents stated rate. The Company may also make "money market" loans of up to $160,000 at rates below the stated rate. At March 31, 2001, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 6.00%.

Current Development Activity

The Company's apartment communities under development or in initial lease-up are summarized in the following table:

                                                                         ESTIMATED             ESTIMATED             ESTIMATED
                                                               # OF      QUARTER OF            QUARTER OF            QUARTER OF
METROPOLITAN AREA                                             UNITS  CONSTRUCTION START  FIRST UNITS AVAILABLE STABILIZED OCCUPANCY
                                                              -----  ------------------  --------------------- --------------------
Atlanta, GA
Post Spring(TM) .........................................       452          3Q'99               2Q'00                  3Q'01
Post Peachtree(TM)(1) ...................................       121          2Q'00               4Q'01                  2Q'02
Post Biltmore (1) .......................................       276          3Q'00               4Q'01                  3Q'02
                                                              -----
SUBTOTAL                                                        849
                                                              -----

Charlotte, NC
Post Gateway Place(TM) ..................................       232          3Q'99               3Q'00                  4Q'01
Post Gateway Place II ...................................       204          3Q'00               3Q'01                  2Q'02
                                                              -----
SUBTOTAL                                                        436
                                                              -----

Dallas, TX
Post Legacy .............................................       384          3Q'99               3Q'00                  4Q'01
Post Addison Circle(TM) III .............................       264          3Q'99               3Q'00                  2Q'01
                                                              -----
SUBTOTAL                                                        648
                                                              -----

Houston, TX
Post Midtown Square(TM) (II) ............................       193          1Q'00               4Q'00                  4Q'01

Denver, CO
Post Uptown Square(TM) I ................................       449          1Q'98               3Q'99                  3Q'01
Post Uptown Square(TM) (II) .............................       247          1Q'00               4Q'01                  3Q'02
                                                              -----
SUBTOTAL                                                        696
                                                              -----

Phoenix, AZ
Post Roosevelt Square(TM) ...............................       403          4Q'98               1Q'00                  4Q'01

Washington, D.C
Post Pentagon Row .......................................       504          2Q'99               2Q'01                  3Q'02
Post Massachusetts Avenue ...............................       269          2Q'01               1Q'03                  4Q'03
                                                              -----
SUBTOTAL                                                        773
                                                              -----

Pasadena, CA
Post Paseo Colorado .....................................       387          2Q'00               2Q'02                  2Q'03
                                                              -----
TOTAL                                                         4,385
                                                              =====

(1) Effective April 2001, these communities are being developed as part of a joint venture (Post equity ownership is 35%)

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

Acquisition of assets and community improvement expenditures for the three months ended March 31, 2001 and 2000 are summarized as follows:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ----------------------------
                                                                               2001               2000
                                                                             ---------          ---------
New community development and acquisition activity ................          $  74,466          $  91,011
Non-recurring capital expenditures:
   Revenue generating additions and improvements ..................              1,102                576
   Other community additions and improvements .....................                322                830
Recurring capital expenditures:
   Carpet replacements ............................................                674                792
   Community additions and improvements ...........................              1,952              1,146
   Corporate additions and improvements ...........................                511                912
                                                                             ---------          ---------
                                                                             $  79,027          $  95,267
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

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative and hedging activities and requires the Company to recognize all derivative instruments on its balance sheet at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Upon adoption of SFAS No. 133, the Company recorded a derivative instrument liability of $1,299, net of minority interest, and an adjustment of $1,299, net of minority interest, to accumulated other comprehensive income, a shareholders' equity account, representing the fair value of its outstanding interest rate swap agreements. The Company also recorded a net transition adjustment loss in the statement of operations of $613, net of minority interest, relating to the write down of the book value of it's interest rate cap agreements to their fair value.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. The Company's outstanding derivative financial instruments represent cash flow hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain designated debt obligations. This was accomplished using interest rate swap and interest rate cap arrangements.

For all outstanding derivative financial instruments and for future use of derivative financial instruments, the Company designates the specific instruments as a hedge of identified cash flow exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. In this documentation, the Company will specifically identify the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and will state how the hedged instrument is expected to hedge the risks related to the hedged item.

The Company will formally measure effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company may discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative is expired or sold, terminated or exercised; or when the derivative is re-designated to no longer be a hedged instrument.

At March 31, 2001, the Company has outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. The Company recorded the unrealized loss of $4,063, net of minority interest, on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a shareholders' equity account, in the accompanying consolidated balance sheet. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the three months ended March 31, 2001. This charge against earnings during the period and the fair value of the interest rate cap agreements as March 31, 2001 were not significant to the Company's financial position or results of operations. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $734.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was implemented in the fourth quarter of 2000. The adoption of SAB 101 has had no significant effect on the Company's results of operations or its financial position.

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

FFO and CAD for the three months ended March 31, 2001 and 2000 presented on a historical basis are summarized in the following table:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
-------------------------------------------------------------------------------

Calculations of Funds from Operations and Cash Available for Distribution

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           -------------------------------
                                                                               2001               2000
                                                                           -----------        ------------
Net income available to common shareholders .......................        $    19,866        $     24,964
Cumulative effect of accounting change,
net of minority interest ..........................................                613                  --
Net (gain) on sale of assets ......................................               (111)               (687)
Minority interest of common unitholders in Operating
Partnership .......................................................              2,729               3,320
                                                                           -----------        ------------
Adjusted net income ...............................................             23,097              27,597
Depreciation of real estate assets (1) ............................             16,622              15,893
                                                                           -----------        ------------
Funds from Operations (2) .........................................             39,719              43,490
Recurring capital expenditures (3) ................................             (2,626)             (1,938)
Non-recurring capital expenditures (4) ............................               (322)               (830)
Loan amortization payments ........................................               (791)               (310)
                                                                           -----------        ------------
Cash Available for Distribution ...................................        $    35,980        $     40,412
                                                                           ===========        ============
Revenue generating capital expenditures (5) .......................        $     1,102        $        576
                                                                           ===========        ============

Cash Flow Provided By (Used In):

Operating activities ..............................................        $    36,931        $     42,360
Investing activities ..............................................        $   (75,674)       $    (60,387)
Financing activities ..............................................        $    34,310        $     31,500

Weighted average common shares outstanding - basic ................         38,848,148          39,025,775
                                                                           ===========        ============
Weighted average common shares and units
outstanding - basic ...............................................         44,028,028          44,219,200
                                                                           ===========        ============
Weighted average common shares outstanding - diluted ..............         39,108,476          39,407,667
                                                                           ===========        ============
Weighted average common shares and units
outstanding - diluted .............................................         44,288,356          44,601,092
                                                                           ===========        ============

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

(3) Recurring capital expenditures consisted primarily of $674 and $792 of carpet replacement and $1,952 and $1,146 of other additions and improvements to existing communities for the three months ended March 31, 2001 and 2000 respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $511 and $912 for the three months ended March 31, 2001 and 2000, respectively, are excluded from the calculation of CAD.

(4) Non-recurring capital expenditures consisted of community additions and improvements of $322 and $830 for the three months ended March 31, 2001 and 2000, respectively.

(5) Revenue generating capital expenditures are primarily comprised of major renovations of communities.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At March 31, 2001, the Company had $235,880 in variable tax-exempt debt tied to "AAA" NON-AMT. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:

- Maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept to an acceptable level;

- Fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;

- Use treasury lock where appropriate to fix rates on anticipated debt transactions, and

- Take advantage of favorable mark conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                  AVERAGE
                                                                 PAY RATE/      EXPECTED        FAIR
INTEREST RATE DERIVATIVE                NOTIONAL AMOUNT          CAP RATE    SETTLEMENT DATE    VALUE
------------------------                ---------------          ---------   ---------------   -------
Interest Rate Swaps
Variable to fixed                       $      104,000
                                         amortizing to
                                               $90,270             6.04%        07/31/09       $(3,304)
Variable to fixed                               25,000             6.53%        02/01/05        (1,302)
Interest rate cap                               76,000             5.00%        02/01/03             6
Interest rate cap                              141,230             5.00%        02/01/03            11
Interest rate cap                        $      18,650             5.00%        02/01/03             1


At March 31, 2001, the derivative instrument asset and liabilities were reported at their fair values in the Company's balance sheet.

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

         (b)      Reports on Form 8-K

         Reports on Form 8-K were filed by each registrant on March 7, 2001 and March 12, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.



      May 15, 2001                     /s/ R. Gregory Fox
------------------------               ----------------------------------------
         (Date)                        R. Gregory Fox
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer)

      May 15, 2001                     /s/ Arthur J. Quirk
------------------------               ----------------------------------------
         (Date)                        Vice President and Controller,
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST APARTMENT HOMES, L.P.
                                       By: Post GP Holdings, Inc., as General
                                           Partner



May 15,2001                              /s/ R. Gregory Fox
------------------------               ----------------------------------------
        (Date)                         R. Gregory Fox
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer)


May 15, 2001                            /s/ Arthur J. Quirk
------------------------               ----------------------------------------
        (Date)                         Vice President and Controller
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)