Form 10-Q
period 2001-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2001-08-14
CIK 903127, 1012271

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

                  For the quarterly period ended June 30, 2001

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

         38,546,778 shares of common stock outstanding as of August 8, 2001 (excluding treasury stock).

================================================================================

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I   FINANCIAL INFORMATION

         ITEM 1  FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000...........................     1
             Consolidated Statements of Operations for the three and six months ended
                June 30, 2001 and 2000.......................................................................     2
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                six months ended June 30, 2001...............................................................     3
             Consolidated Statements of Cash Flows for the six months ended
                June 30, 2001 and 2000.......................................................................     4
             Notes to Consolidated Financial Statements......................................................     5

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000...........................    11
             Consolidated Statements of Operations for the three and six months ended
                June 30, 2001 and 2000.......................................................................    12
             Consolidated Statement of Partners' Equity for the six months ended
                June 30, 2001................................................................................    13
             Consolidated Statements of Cash Flows for the six months ended
                June 30, 2001 and 2000.......................................................................    14
             Notes to Consolidated Financial Statements .....................................................    15

         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS................................................................................    21

         ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................    32

PART II  OTHER INFORMATION...................................................................................    33

         ITEM 1  LEGAL PROCEEDINGS
         ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS
         ITEM 3  DEFAULTS UPON SENIOR SECURITIES
         ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDER
         ITEM 5  OTHER INFORMATION
         ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES..........................................................................................    34

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          JUNE 30,           DECEMBER 31,
                                                                                            2001                 2000
                                                                                        ------------         ------------
                                                                                        (UNAUDITED)
ASSETS
Real estate investments:
   Land ........................................................................        $    268,366         $    281,525
   Building and improvements ...................................................           1,681,798            1,686,773
   Furniture, fixtures and equipment ...........................................             200,807              190,968
   Construction in progress ....................................................             463,151              509,702
   Investments in and advances to unconsolidated entities ......................              25,497                   --
   Land held for future development ............................................              44,291               28,995
                                                                                        ------------         ------------
                                                                                           2,688,885            2,692,988
   Less: accumulated depreciation ..............................................            (363,377)            (345,121)
   Assets held for sale ........................................................              65,480              122,047
                                                                                        ------------         ------------
Real estate investments ........................................................           2,390,988            2,469,914
Cash and cash equivalents ......................................................              14,269                7,459
Restricted cash ................................................................               1,316                1,272
Deferred charges, net ..........................................................              20,918               21,700
Other assets ...................................................................              52,323               50,892
                                                                                        ------------         ------------
   Total assets ................................................................        $  2,479,814         $  2,551,237
                                                                                        ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable ...............................................................        $  1,172,355         $  1,213,309
   Accrued interest payable ....................................................               8,285               10,751
   Dividends and distributions payable .........................................              34,555               33,933
   Accounts payable and accrued expenses .......................................              63,189               67,136
   Security deposits and prepaid rents .........................................               9,261                9,407
                                                                                        ------------         ------------
      Total liabilities ........................................................           1,287,645            1,334,536
                                                                                        ------------         ------------


Minority interest of preferred unitholders in Operating Partnership ............              70,000               70,000
                                                                                        ------------         ------------
Minority interest of common unitholders in Operating Partnership ...............             115,693              118,091
                                                                                        ------------         ------------
Commitments and contingencies ..................................................
Shareholders' equity
   Preferred stock, $.01 par value, 20,000,000 authorized:
   8 1/2% Series A Cumulative Redeemable Shares, liquidation
      preference $50 per share, 1,000,000 shares issued and outstanding.........                  10                   10
   7 5/8% Series B Cumulative Redeemable Shares, liquidation
      preference $25 per share, 2,000,000 shares issued and outstanding.........                  20                   20
   7 5/8% Series C Cumulative Redeemable Shares, liquidation
      preference $25 per share, 2,000,000 shares issued and outstanding.........                  20                   20
   Common stock, $.01 par value, 100,000,000 authorized,
      39,676,204 and 39,662,192 shares issued, 38,535,781
      and 38,853,596 shares outstanding at June 30, 2001
      and December 31, 2000, respectively.......................................                 396                  396
   Additional paid-in capital ..................................................           1,049,477            1,057,067
   Accumulated earnings ........................................................                  --                   --
   Accumulated other comprehensive income, net of minority interest ............              (1,749)                  --

   Deferred compensation .......................................................                (530)                  --
                                                                                        ------------         ------------
                                                                                           1,047,644            1,057,513
   Less common stock in treasury at cost, 1,140,423 and 808,596 shares
      at June 30, 2001 and December 31, 2000, respectively .....................             (41,168)             (28,903)
                                                                                        ------------         ------------
   Total shareholders' equity ..................................................           1,006,476            1,028,610
                                                                                        ------------         ------------
   Total liabilities and shareholders' equity ..................................        $  2,479,814         $  2,551,237
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

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                   ----------------------------      ----------------------------
                                                                       2001             2000             2001             2000
                                                                   -----------      -----------      -----------      -----------
REVENUE:
  Rental .....................................................     $    92,994      $    90,243      $   187,845      $   178,067
  Property management - third-party ..........................           1,192              933            2,368            1,841
  Landscape services - third-party ...........................           3,161            2,999            5,591            5,101
  Interest ...................................................             503              448              987              987
  Other ......................................................           4,312            4,823            7,954            8,890
                                                                   -----------      -----------      -----------      -----------
      Total revenue ..........................................         102,162           99,446          204,745          194,886
                                                                   -----------      -----------      -----------      -----------
EXPENSES:
  Property operating and maintenance
     (exclusive of items shown separately below) .............          35,183           32,238           70,977           62,890
  Depreciation expense .......................................          18,872           16,430           36,763           33,436
  Property management - third-party ..........................             973              730            1,910            1,518
  Landscape services - third-party ...........................           2,756            2,479            5,018            4,484
  Interest ...................................................          14,720           12,062           29,705           22,763
  Amortization of deferred loan costs ........................             490              400              942              784
  General and administrative .................................           3,331            1,633            6,406            4,127
  Minority interest in consolidated property partnerships ....            (537)            (260)            (817)            (815)
                                                                   -----------      -----------      -----------      -----------
       Total expense .........................................          75,788           65,712          150,904          129,187
                                                                   -----------      -----------      -----------      -----------
Income before net gain (loss) on sale of assets,
  minority interest of unitholders in Operating
 Partnership, cumulative effect of accounting change
  and extraordinary item .....................................          26,374           33,734           53,841           65,699
Net gain (loss) on sale of assets ............................          15,660              (18)          15,771              669
Minority interest of preferred unitholders in
  Operating Partnership ......................................          (1,400)          (1,400)          (2,800)          (2,800)
Minority interest of common unitholders in
  Operating Partnership ......................................          (4,443)          (3,423)          (7,173)          (6,743)
                                                                   -----------      -----------      -----------      -----------
Income before cumulative effect of accounting change
  and extraordinary item .....................................          36,191           28,893           59,639           56,825
Cumulative effect of accounting change, net
  of minority interest .......................................              --               --             (613)              --
Extraordinary item, net of minority interest .................             (77)              --              (77)              --
                                                                   -----------      -----------      -----------      -----------
Net income ...................................................          36,114           28,893           58,949           56,825
Dividends to preferred shareholders ..........................          (2,969)          (2,969)          (5,938)          (5,938)
                                                                   -----------      -----------      -----------      -----------
Net income available to common shareholders ..................     $    33,145      $    25,924      $    53,011      $    50,887
                                                                   ===========      ===========      ===========      ===========

EARNINGS PER COMMON SHARE - BASIC
Income before cumulative effect of accounting change
  and extraordinary item (net of preferred dividend) .........     $      0.86      $      0.66             1.39      $      1.30
Cumulative effect of accounting change, net
  of minority interest .......................................              --               --            (0.02)              --
Extraordinary item, net of minority interest .................              --               --               --               --
                                                                   -----------      -----------      -----------      -----------
Net income available to common shareholders ..................     $      0.86      $      0.66      $      1.37      $      1.30
                                                                   ===========      ===========      ===========      ===========
Weighted average common shares outstanding - basic ...........      38,653,625       39,294,234       38,750,350       39,160,002
                                                                   ===========      ===========      ===========      ===========

EARNINGS PER COMMON SHARE - DILUTED
Income before cumulative effect of accounting change
  and extraordinary item (net of preferred dividend) .........     $      0.85      $      0.65      $      1.38      $      1.28
Cumulative effect of accounting change, net of minority
  interest ...................................................              --               --            (0.02)              --
Extraordinary item, net of minority interest .................              --               --               --               --
                                                                   -----------      -----------      -----------      -----------
Net income available to common shareholders ..................     $      0.85      $      0.65      $      1.36      $      1.28
                                                                   ===========      ===========      ===========      ===========
Weighted average common shares outstanding diluted ...........      38,884,223       40,130,580       38,995,749       39,753,796
                                                                   ===========      ===========      ===========      ===========
Dividends declared ...........................................     $      0.78      $      0.76      $      1.56      $      1.52
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

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                    ACCUMULATED
                                                                                 ADDITIONAL                            OTHER
                                               PREFERRED          COMMON          PAID-IN          ACCUMULATED      COMPREHENSIVE
                                                 SHARES           SHARES          CAPITAL            EARNINGS          INCOME
                                               ----------       ----------       ----------        -----------      -------------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 2000 ....................       $       50       $      396       $1,057,067        $       --        $       --
  Proceeds from Dividend
   Reinvestment and Employee
   Stock Purchase Plans ................               --               --           (1,442)               --                --
  Adjustment for minority interest
   of unitholders in Operating
   Partnership at dates of capital
   transactions ........................               --               --            1,174                --                --
COMPREHENSIVE INCOME 2001:
     Net income ........................               --               --               --            58,949                --
     Transition adjustment for
     derivative instruments, net
     of minority interest ..............               --               --               --                --            (1,299)
     Change in derivative
     instrument value, net of
     minority interest .................               --               --               --                --              (450)

TOTAL COMPREHENSIVE INCOME

Restricted stock issuances .............               --               --               46                --                --
Deferred Compensation ..................               --               --               --                --                --
Treasury stock acquisitions ............               --               --               --                --                --
Dividends to preferred shareholders ....               --               --               --            (5,938)               --
Dividends to common shareholders .......               --               --           (7,368)          (53,011)               --
                                               ----------       ----------       ----------        ----------        ----------
SHAREHOLDERS' EQUITY AND
   ACCUMULATED EARNINGS,
   JUNE 30, 2001 .......................       $       50       $      396       $1,049,477        $       --        $   (1,749)
                                               ==========       ==========       ==========        ==========        ==========

                                                   DEFERRED             TREASURY
                                                 COMPENSATION            STOCK                TOTAL
                                                 ------------         -----------          -----------

SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 2000 ....................         $        --          $   (28,903)         $ 1,028,610
  Proceeds from Dividend
   Reinvestment and Employee
   Stock Purchase Plans ................                  --                8,523                7,081
  Adjustment for minority interest
   of unitholders in Operating
   Partnership at dates of capital
   transactions ........................                  --                   --                1,174
COMPREHENSIVE INCOME 2001:
     Net income ........................                  --                   --               58,949
     Transition adjustment for
     derivative instruments, net
     of minority interest ..............                  --                   --               (1,299)
     Change in derivative
     instrument value net of
     minority interest .................                  --                   --                 (450)
                                                                                           -----------
TOTAL COMPREHENSIVE INCOME ............                                                        57,200

Restricted stock issuances .............                (644)                 598                   --
Deferred compensation ..................                 114                                       114
Treasury stock acquisitions ............                                  (21,386)             (21,386)
Dividends to preferred shareholders ....                                                        (5,938)
Dividends to common shareholders .......                  --                   --              (60,379)
                                                 -----------          -----------          -----------
SHAREHOLDERS' EQUITY AND
   ACCUMULATED EARNINGS,
   JUNE 30, 2001 .......................                (530)         $   (41,168)         $ 1,006,476
                                                 ===========          ===========          ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              POST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     2001              2000
                                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................        $  58,949         $  56,825
Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sale of assets ..............................................          (15,771)             (669)
  Minority interest of preferred unitholders in Operating Partnership .....            2,800             2,800
  Minority interest of common unitholders in Operating Partnership ........            7,173             6,743
  Cumulative accounting change, net of minority interest ..................              613                --
  Extraordinary item, net of minority interest  ...........................               77                --
  Depreciation ............................................................           36,763            33,436
  Amortization of deferred loan costs .....................................              942               784
Changes in assets, (increase) decrease in:
  Restricted cash .........................................................              (44)             (122)
  Other assets ............................................................           (3,157)          (16,676)
  Deferred charges ........................................................           (1,370)           (2,039)
Changes in liabilities, increase (decrease) in:
  Accrued interest payable ................................................           (2,466)             (106)
  Accounts payable and accrued expenses ...................................              579             7,005
  Security deposits and prepaid rents .....................................             (146)            1,043
                                                                                   ---------         ---------
Net cash provided by operating activities .................................           84,942            89,024
                                                                                   ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets, net of payables .......         (118,676)         (174,263)
Net proceeds from sale of assets ..........................................          191,340            31,415
Capitalized interest ......................................................          (11,753)          (11,867)
Recurring capital expenditures ............................................           (6,939)           (4,462)
Corporate additions and improvements ......................................           (1,240)           (1,326)
Non-recurring capital expenditures ........................................             (819)           (1,438)
Revenue generating capital expenditures ...................................           (2,008)           (2,189)
Distributions from unconsolidated entities ................................            4,086                --
                                                                                   ---------         ---------
Net cash provided by (used in) investing activities .......................           53,991          (164,130)
                                                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs ................................................             (300)               --
Debt proceeds .............................................................          130,000           200,000
Debt payments .............................................................         (170,954)          (64,555)
Distributions to preferred unitholders ....................................           (2,800)           (2,800)
Distributions to common unitholders .......................................           (7,976)           (7,582)
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans .....            7,081            19,268
Treasury stock acquisitions ...............................................          (21,386)               --

Dividends paid to preferred shareholders ..................................           (5,938)           (2,969)

Dividends paid to common shareholders .....................................          (59,850)          (56,912)
                                                                                   ---------         ---------
Net cash (used in) provided by financing activities .......................         (132,123)           84,450
                                                                                   ---------         ---------
Net increase in cash and cash equivalents .................................            6,810             9,344
Cash and cash equivalents, beginning of period ............................            7,459             5,870
                                                                                   ---------         ---------
Cash and cash equivalents, end of period ..................................        $  14,269         $  15,214
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

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         As of June 30, 2001, the Operating Partnership had $323,000 aggregate principal amount of notes outstanding under a Medium Term Note Program. Medium Term Notes of $37,000 and $30,000 were repaid on April 2, 2001 and June 7, 2001, respectively.

3.       SALE OF ASSETS AND ASSETS HELD FOR SALE

         At December 31, 2000, the Company had four communities, two commercial properties and one tract of land held for sale. During the first two quarters of 2001, the Company authorized the sale of five communities and ten tracts of land consisting of: three communities and six tracts of land in Dallas, Texas, two communities in Atlanta, Georgia, one tract of land in Charlotte, North Carolina, one tract in Phoenix, Arizona, one tract in Tampa, Florida and one tract in Denver, Colorado. The Company also reclassified from assets held for sale two properties located in Dallas, Texas. In April 2001, the Company sold an 810-unit community located in Atlanta, Georgia, for $67,250. Net proceeds on the sale were approximately $66,641. In May 2001, the Company sold three communities: one community containing 80 units located in Nashville, Tennessee for $3,950 with net proceeds of approximately $3,839 and two communities containing a total of 641 units located in Dallas, Texas for $42,733 with net proceeds of approximately $42,073. In June 2001, the Company sold a 908-unit community located in Dallas, Texas for $76,750. Net proceeds were approximately $75,774. In addition to these communities, the Company has sold two tracts of land: one tract in Charlotte, North Carolina for $1,942 with net proceeds of approximately $1,876 and one tract in Denver, Colorado for $1,155 with net proceeds of approximately $1,137. The proceeds from these sales were used to repay outstanding indebtedness and fund additional development projects.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


         At June 30, 2001, the remaining two communities, two commercial properties and nine tracts of land consisting of land, buildings and improvements and furniture, fixture and equipment were recorded at $65,480, which represented the lower of depreciated cost or fair value less cost to sell. The Company has recorded net gains of $15,660 and $15,771 for the three and six months ended June 30, 2001, respectively. The net gains included reserves of $3,822 and $15,608 for the three and six months ended June 30, 2001, respectively, to write down to fair market value the real estate assets designated as held for sale. The Company expects the sale of the remaining assets to occur in 2001.

         For the three months ended June 30, 2001 and 2000, the consolidated statement of operations includes revenue less operating and maintenance expense, exclusive of depreciation, of $1,513 and $1,490, respectively, from communities held for sale at June 30, 2001. For the six months ended June 30, 2001 and 2000, the consolidated statement of operations included revenue less operating and maintenance expense, exclusive of depreciation, of $3,013 and $2,957, respectively, from communities held for sale at June 30, 2001. Depreciation expense totaling $388 was recognized on these assets prior to the assets being classified as held for sale. Depreciation expense has not been recognized subsequent to the date of held for sale classification.

4.       EARNINGS PER SHARE

         For the three and six months ended June 30, 2001 and 2000, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                                 2001               2000               2001               2000
                                                             -----------        -----------        -----------        -----------
Basic and diluted income available to common
  Shareholders (numerator):
  Income before cumulative effect of accounting
    change and extraordinary item ....................       $    36,191        $    28,893        $    59,639        $    56,825
    Less: Preferred stock dividends ..................            (2,969)            (2,969)            (5,938)            (5,938)
                                                             -----------        -----------        -----------        -----------
Income available to common shareholders
    before cumulative effect of accounting change
    and extraordinary item ...........................       $    33,222        $    25,924        $    53,701        $    50,887
                                                             ===========        ===========        ===========        ===========
Common shares (denominator):
  Weighted average shares outstanding-basic ..........        38,653,625         39,294,234         38,750,350         39,160,002
  Incremental shares from assumed conversion
    of options .......................................           230,598            836,346            245,399            593,794
                                                             -----------        -----------        -----------        -----------
  Weighted average shares outstanding - diluted ......        38,884,223         40,130,580         38,995,749         39,753,796
                                                             ===========        ===========        ===========        ===========

5.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the six months ended June 30, 2001 and 2000 were as follows:

         (a) During the six months ended June 30, 2001 and 2000, holders of 14,604 and 12,014 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholder's equity in the amount of $1,174 for the six months ended June 30, 2001 and increasing minority interest and decreasing shareholder's equity in the amount of $315 for the six months ended June 30, 2000.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


         (b) For cash flow purposes, investment in and advances to unconsolidated entities excludes non-cash contributions of $29,583 for the six months ended June 30, 2001.

         (c) See footnote 6, "New Accounting Pronouncements, for information on non-cash activity related to derivative instruments.

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

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. The Company's outstanding derivative financial instruments represent cash flow hedges that are designated debt obligations. This was accomplished using interest rate swap and interest rate cap arrangements.

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

         At June 30, 2001, the Company has outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. For the six months ended June 30, 2001, the Company recorded the unrealized loss of $450, net of minority interest, on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a shareholders' equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $450 was comprised of an unrealized net loss of $2,764, net of minority interest, for the three months ended March 31, 2001 and an unrealized net gain of $2,314, net of minority interest, for the three months ended June 30, 2001. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the six months ended June 30, 2001. This charge against earnings during the period and the fair value of the interest rate cap agreements as of June 30, 2001 were not significant to the Company's financial position or results of operations. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $450.

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


7.       SEGMENT DESCRIPTION

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

         The Company's chief operating decision-makers focus on the Company's primary sources of income, which are property rental operations and third party services. Property rental operations are broken down into five segments based on the various stages in the property ownership lifecycle. Third party services are designated as one segment. The Company's six segments are further described as follows:

         Property Rental Operations

         - Mature communities - those communities which have been stabilized (the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

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

         SEGMENT PERFORMANCE MEASURE
         The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of Funds From Operations ("FFO"). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles ("GAAP"). The Company adopted this new definition effective January 1, 2000. FFO for any period means the consolidated net income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make pay dividends.

         SEGMENT INFORMATION
         The following table reflects each segment's contribution to FFO together with a reconciliation of segment contribution to FFO, total FFO and income before extraordinary item and preferred dividends. Additionally, substantially all of the Company's assets relate to the Company's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


         level. Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                              -----------------------------         -----------------------------
                                                                 2001               2000               2001               2000
                                                              ----------         ----------         ----------         ----------
REVENUES
Fully stabilized communities .........................        $   65,105         $   63,488         $  129,964         $  126,159
Communities stabilized during 2000 ...................            11,720              9,396             23,515             17,011
Development and lease-up communities .................            10,496              3,549             19,359              6,128
Communities held for sale ............................             2,396              2,318              4,746              4,573
Sold communities .....................................             3,457             11,257             10,219             23,282
Third party services .................................             4,353              3,932              7,959              6,942
Other ................................................             4,635              5,506              8,983             10,791
                                                              ----------         ----------         ----------         ----------

Consolidated revenues ................................        $  102,162         $   99,446         $  204,745         $  194,886
                                                              ==========         ==========         ==========         ==========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities .........................        $   44,416         $   44,125         $   89,070         $   88,258
Communities stabilized during 2000 ...................             7,719              6,142             15,692             10,928
Development and lease-up communities .................             6,311              1,684             11,254              2,830
Communities held for sale ............................             1,513              1,490              3,012              2,957
Sold communities .....................................             1,919              7,588              6,359             16,286
Third party services .................................               624                723              1,031                940
                                                              ----------         ----------         ----------         ----------

Contribution to FFO ..................................            62,502             61,752            126,418            122,199
                                                              ----------         ----------         ----------         ----------

Other operating income, net of expense ...............            (1,332)               331             (3,673)               (57)

Depreciation on non-real estate assets ...............              (592)              (634)            (1,246)            (1,210)
Minority interest in consolidated property
   partnerships ......................................               537                260                817                815
Interest expense .....................................           (14,720)           (12,062)           (29,705)           (22,763)
Amortization of deferred loan costs ..................              (490)              (400)              (942)              (784)
General and administrative ...........................            (3,331)            (1,633)            (6,406)            (4,127)
Dividends to preferred shareholders ..................            (2,969)            (2,969)            (5,938)            (5,938)
                                                              ----------         ----------         ----------         ----------

Total FFO ............................................            39,605             44,645             79,325             88,135
                                                              ----------         ----------         ----------         ----------

Depreciation on real estate assets ...................           (17,600)           (15,280)           (34,222)           (31,174)
Net gain (loss) on sale of assets ....................            15,660                (18)            15,771                669
Minority interest of common unitholders in
   Operating Partnership .............................            (4,443)            (3,423)            (7,173)            (6,743)
Dividends to preferred shareholders ..................             2,969              2,969              5,938              5,938
                                                              ----------         ----------         ----------         ----------
Income before cumulative effect of accounting
change, extraordinary item and preferred
dividends ............................................        $   36,191         $   28,893         $   59,639         $   56,825
                                                              ==========         ==========         ==========         ==========

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

         Employees affected by the management changes were primarily four executives and five accounting department employees in the Dallas regional office.

         The following table summarizes the activity relating to the unpaid severance charges during the six months ended June 30, 2001:


     Severance accrual at December 31, 2000                 $2,250
     Severance payment during first quarter 2001             1,382
     Severance payment during second quarter 2001              631
                                                          --------
     Severance accrual at June 30, 2001                   $    237
                                                          ========

9.       INVESTMENTS IN UNCONSOLIDATED ENTITIES

         In April 2001, the Company contributed two apartment communities under development in Atlanta, Georgia to joint ventures with an institutional investor. The Company has a 35% equity interest in the joint venture. The total estimated development cost of the joint venture properties of $67,000 is being funded through partner equity contributions proportionate to the partners' ownership interest and through construction financing provided by the Company. No gain or loss was recognized on the Company's contribution to the joint ventures. The Company provides real estate services (development, construction and property management) to the joint ventures.

         At June 30, 2001, the Company's investment in and advances to the joint ventures totaled $25,497. The combined total assets, liabilities and equity of the joint ventures at June 30, 2001, were $38,273, $25,183 and $13,090, respectively. The joint venture properties had not commenced operations as of June 30, 2001.

10.      STOCK BASED COMPENSATION PLAN

         In 2001, the Company, under its existing Employee Stock Plan, granted 17,566 shares of restricted stock to company officers. The restricted shares vest ratably over a five-year period. The total value of the restricted share grants of $644 was initially reflected in shareholders' equity as additional capital and as deferred compensation, a contra shareholders' equity account. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     2001              2000
                                                                                  -----------       ------------
                                                                                  (UNAUDITED)
ASSETS
   Real estate investments:
     Land .................................................................       $  268,366          $  281,525
     Building and improvements ............................................        1,686,773           1,681,798
     Furniture, fixtures and equipment ....................................          200,807             190,968
     Construction in progress .............................................          463,151             509,702
     Investments in and advances to unconsolidated entities
                                                                                      25,497                  --
     Land held for future development .....................................           44,291              28,995
                                                                                  ----------          ----------
                                                                                   2,688,885           2,692,988
     Less: accumulated depreciation .......................................         (363,377)           (345,121)
     Assets held for sale .................................................           65,480             122,047
                                                                                  ----------          ----------
   Real estate investments ................................................        2,390,988           2,469,914
   Cash and cash equivalents ..............................................           14,269               7,459
   Restricted cash ........................................................            1,316               1,272
   Deferred charges, net ..................................................           20,918              21,700
   Other assets ...........................................................           52,323              50,892
                                                                                  ----------          ----------
     Total assets .........................................................       $2,479,814          $2,551,237
                                                                                  ==========          ==========
LIABILITIES AND PARTNERS' EQUITY
   Notes payable ..........................................................       $1,172,355          $1,213,309
   Accrued interest payable ...............................................            8,285              10,751
   Distributions payable ..................................................           34,555              33,933
   Accounts payable and accrued expenses ..................................           63,189              67,136
   Security deposits and prepaid rents ....................................            9,261               9,407
                                                                                  ----------          ----------
     Total liabilities ....................................................        1,287,645           1,334,536
                                                                                  ----------          ----------
   Commitments and contingencies ..........................................
                                                                                  ----------          ----------
   Partners' equity before adjustment for other comprehensive income ......        1,194,153           1,216,701
   Accumulated other comprehensive income .................................           (1,984)                 --
                                                                                  ----------          ----------
     Total partners' equity ...............................................        1,192,169           1,216,701
                                                                                  ----------          ----------
    Total liabilities and partners' equity ................................       $2,479,814          $2,551,237
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              JUNE 30,                         JUNE 30,
                                                                   ----------------------------      ----------------------------
                                                                       2001             2000             2001            2000
                                                                   -----------      -----------      -----------      -----------
REVENUES
  Rental .....................................................     $    92,994      $    90,243      $   187,845      $   178,067
  Property management - third party ..........................           1,192              933            2,368            1,841
  Landscape services - third party ...........................           3,161            2,999            5,591            5,101
  Interest ...................................................             503              448              987              987
  Other ......................................................           4,312            4,823            7,954            8,890
                                                                   -----------      -----------      -----------      -----------
         Total revenue .......................................         102,162           99,446          204,745          194,886
                                                                   -----------      -----------      -----------      -----------
EXPENSES
  Property operating and maintenance (exclusive of items
    shown separately below) ..................................          35,183           32,238           70,977           62,890
  Depreciation expense .......................................          18,872           16,430           36,763           33,436
  Property management - third party ..........................             973              730            1,910            1,518
  Landscape services - third party ...........................           2,756            2,479            5,018            4,484
  Interest ...................................................          14,720           12,062           29,705           22,763
  Amortization of deferred loan costs ........................             490              400              942              784
  General and administrative .................................           3,331            1,633            6,406            4,127
  Minority interest in consolidated property partnerships ....            (537)            (260)            (817)            (815)
                                                                   -----------      -----------      -----------      -----------
   Total expenses ............................................          75,788           65,712          150,904          129,187
                                                                   -----------      -----------      -----------      -----------
  Income before net gain (loss) on sale of assets,
    cumulative effect of accounting change
    and extraordinary item ...................................          26,374           33,734           53,841           65,699
  Net gain (loss) on sale of assets ..........................          15,660              (18)          15,771              669
                                                                   -----------      -----------      -----------      -----------
  Income before cumulative effect of accounting
   change and extraordinary item .............................          42,034           33,716           69,612           66,368
  Cumulative effect of accounting change .....................              --               --             (695)              --
  Extraordinary item .........................................             (88)              --              (88)              --
                                                                   -----------      -----------      -----------      -----------

  Net income .................................................          41,946           33,716           68,829           66,368
  Distributions to preferred unitholders .....................          (4,369)          (4,369)          (8,738)          (8,738)
                                                                   -----------      -----------      -----------      -----------
  Net income available to common unitholders .................     $    37,577      $    29,347      $    60,091      $    57,630
                                                                   ===========      ===========      ===========      ===========
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item (net of preferred
   distributions) ............................................     $      0.86      $      0.66      $      1.39      $      1.30
  Cumulative effect of accounting change .....................              --               --            (0.02)              --
  Extraordinary item .........................................              --               --               --               --
                                                                    ----------      -----------      -----------      -----------

  Net income available to common unitholders .................     $      0.86      $      0.66      $      1.37      $      1.30
                                                                   ===========      ===========      ===========      -----------
  Weighted average common units outstanding ..................      43,821,817       44,480,337       43,924,352       44,349,766
                                                                   ===========      ===========      ===========      ===========
EARNINGS PER COMMON UNIT - DILUTED
  Income before extraordinary item (net of
   preferred distributions) ..................................     $      0.85      $     0.65       $     1.38       $      1.28
  Cumulative effect of accounting change .....................              --               --            (0.02)              --
  Extraordinary item .........................................              --               --               --               --
                                                                    ----------      -----------      -----------      -----------
  Net income available to common unitholders .................     $      0.85      $     0.65       $     1.36       $      1.28
                                                                   ===========      ===========      -----------      ===========
  Weighted average common units outstanding ..................      44,052,415       45,316,683       44,169,751       44,943,560
                                                                   ===========      ===========      ===========      ===========
  Distributions declared .....................................     $      0.78      $      0.76      $      1.56      $      1.52
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

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                      GENERAL          LIMITED
                                                                      PARTNER          PARTNERS          TOTAL
                                                                     ----------       ----------       ----------
PARTNERS' EQUITY, DECEMBER 31, 2000 ...........................      $   12,110       $1,204,591       $1,216,701
Contributions from the Company related to Dividend
    Reinvestment and Employee Stock Purchase Plans ............              71            7,010            7,081
Purchase of units .............................................              --          (21,386)         (21,386)
Distributions to preferred unitholders ........................              --           (8,738)          (8,738)
Distributions to common unitholders ...........................            (684)         (67,764)         (68,448)
Comprehensive Income:
   Net income .................................................             688           68,141           68,829
   Transition adjustment for derivative instruments ...........             (15)          (1,457)          (1,472)
   Change in derivative instrument value ......................              (5)            (507)            (512)
                                                                     ----------       ----------       ----------
Total Comprehensive Income ....................................             668           66,177           66,845
Contributions from the Company related to restricted shares
   issued, net of deferred compensation .......................               1              113              114
                                                                     ----------       ----------       ----------
PARTNERS' EQUITY, JUNE 30, 2001 ...............................      $   12,166       $1,180,003       $1,192,169
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                  -------------------------
                                                                    2001            2000
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................      $  68,829       $  66,368
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Net gain on sale of assets ..............................        (15,771)           (669)
   Extraordinary item ......................................             88              --
   Depreciation ............................................         36,763          33,436
   Amortization of deferred loan costs .....................            942             784
   Cumulative effect of accounting change ..................            695              --
Changes in assets, (increase) decrease in
   Restricted cash .........................................            (44)           (122)
   Other assets ............................................         (3,157)        (16,676)
   Deferred charges ........................................         (1,370)         (2,039)
Changes in liabilities, increase (decrease) in:
   Accrued interest payable ................................         (2,466)           (106)
   Accounts payable and accrued expenses ...................            579           7,005
   Security deposits and prepaid rents .....................           (146)          1,043
                                                                  ---------       ---------
   Net cash provided by operating activities ...............         84,942          89,024
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets,
   net of payables .........................................       (118,676)       (174,263)
 Proceeds from sale of assets ..............................        191,340          31,415
 Capitalized interest ......................................        (11,753)        (11,867)
 Recurring capital expenditures ............................         (6,939)         (4,462)
 Corporate additions and improvements ......................         (1,240)         (1,326)
 Non-recurring capital expenditures ........................           (819)         (1,438)
 Revenue generating capital expenditures ...................         (2,008)         (2,189)
 Distributions from unconsolidated entities ................          4,086
                                                                  ---------       ---------
 Net cash provided by (used in) investing activities .......         53,991        (164,130)
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs .................................           (300)             --
Debt proceeds ..............................................        130,000         200,000
Debt payments ..............................................       (170,954)        (64,555)
Purchase of units ..........................................        (21,386)             --
Proceeds from contributions from the Company related to
   Dividend Reinvestment and Employee Stock Purchase Plans..          7,081          19,268
Distributions paid to preferred unitholders ................         (8,738)         (5,769)
Distributions paid to common unitholders ...................        (67,826)        (64,494)
                                                                  ---------       ---------
Net cash (used in) provided by financing activities ........       (132,123)         84,450
                                                                  ---------       ---------
Net increase in cash and cash equivalents ..................          6,810           9,344
Cash and cash equivalents, beginning of period .............          7,459           5,870
                                                                  ---------       ---------
Cash and cash equivalents, end of period ...................      $  14,269       $  15,214
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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


1.       ORGANIZATION AND FORMATION OF THE COMPANY

         ORGANIZATION AND FORMATION OF THE COMPANY

         Post Apartment Homes, L.P. (the Operating Partnership), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for Post Properties, Inc. (the "Company").

         The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         As of June 30, 2001 the Operating Partnership had $323,000 aggregate principal amount of notes outstanding under a Medium Term Note Program. Medium Term Notes of $37,000 and $30,000 were repaid on April 2, 2001 and June 7, 2001, respectively.

3.       SALE OF ASSETS AND ASSETS HELD FOR SALE

         At December 31, 2000, the Operating Partnership had four communities, two commercial properties and one tract of land held for sale. During the first two quarters of 2001, the Operating Partnership authorized the sale of five communities and ten tracts of land consisting of: three communities and six tracts of land in Dallas, Texas, two communities in Atlanta, Georgia, one tract of land in Charlotte, North Carolina, one tract in Phoenix, Arizona, one tract in Tampa, Florida and one tract in Denver, Colorado. The Operating Partnership also reclassified from assets held for sale two properties located in Dallas, Texas. In April 2001, the Operating Partnership sold an 810-unit community located in Atlanta, Georgia, for $67,250. Net proceeds on the sale were approximately $66,641. In May 2001, the Operating Partnership sold three communities: one community containing 80 units located in Nashville, Tennessee for $3,950 with net proceeds of approximately $3,839 and two communities containing a total of 641 units located in Dallas, Texas for $42,733 with net proceeds of approximately $42,073. In June 2001, the Operating Partnership sold a 908-unit community located in Dallas, Texas for $76,750. Net proceeds were approximately $75,774. In addition to these communities, the Operating Partnership has sold two tracts of land: one tract in Charlotte, North Carolina for $1,942 with net proceeds of approximately $1,876 and one tract in Denver, Colorado for $1,155 with net proceeds of approximately $1,137. The proceeds from these sales were used to repay outstanding indebtedness and fund additional development projects.

         At June 30, 2001, the remaining two communities, two commercial properties and nine tracts of land consisting of land, buildings and improvements and furniture, fixture and equipment were recorded at $65,480, which represented the lower of depreciated cost or fair value less cost to sell. The Operating Partnership has recorded net

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

         gains of $15,660 and $15,771 for the three and six months ended June 30, 2001, respectively. The net gains included reserves of $3,822 and $15,608 for the three and six months ended June 30, 2001, respectively, to write down to fair market value the real estate assets designated as held for sale. The Operating Partnership expects the sale of the remaining assets to occur in 2001.

         For the three months ended June 30, 2001 and 2000, the consolidated statement of operations includes revenue less operating and maintenance expense, exclusive of depreciation of $1,513 and $1,490, respectively, from communities held for sale at June 30, 2001. For the six months ended June 30, 2001 and 2000, the consolidated statement of operations included revenue less operating and maintenance expense, exclusive of depreciation of $3,013 and $2,957, respectively, from communities held for sale at June 30, 2001. Depreciation expense totaling $388 was recognized on these assets prior to the assets being classified as held for sale. Depreciation expense has not been recognized subsequent to the date of held for sale classification.

4.       EARNINGS PER UNIT

         For the three and six months ended June 30, 2001 and 2000, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per unit is as follows:

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                                 -----------------------------     -----------------------------
                                                                     2001            2000              2001             2000
                                                                 ------------     ------------     ------------     ------------
      Basic and diluted income available to common
        Unitholders (numerator):
      Income before cumulative effect of
        accounting change and  extraordinary item ...........    $     42,034     $     33,716     $     69,612     $     66,368
      Less: Preferred unit distributions ....................          (4,369)          (4,369)          (8,738)          (8,738)
                                                                 ------------     ------------     ------------     ------------
      Income available to common unitholders
        Before cumulative effect of accounting change
        extraordinary item ..................................    $     37,665     $     29,347     $     60,874     $     57,630
                                                                 ============     ============     ============     ============
      Common units (denominator):
      Weighted average units outstanding - basic ............      43,821,817       44,480,337       43,924,352       44,349,766
      Incremental units from assumed conversion
        of options ..........................................         230,598          836,346          245,399          593,794
                                                                 ------------     ------------     ------------     ------------
      Weighted average units outstanding - diluted ..........      44,052,415       45,316,683       44,169,751       44,943,560
                                                                 ============     ============     ============     ============

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

         Upon adoption of SFAS No. 133, the Operating Partnership recorded a derivative instrument liability of $1,472, and an adjustment of $1,472, to accumulated other comprehensive income, a partners' equity account, representing the fair value of its outstanding interest rate swap agreements. The Operating Partnership also recorded a net transition adjustment loss in the statement of operations of $695, relating to the write down of the book value of it's interest rate cap agreements to their fair value.

         In the normal course of business, the Operating Partnership is exposed to the effect of interest rate changes. The Operating Partnership limits these risks by following established risk management policies and procedures including the use of derivatives. The Operating Partnership outstanding derivative financial instruments represent cash flow hedges that are designated debt obligations. This was accomplished using interest rate swap and interest rate cap arrangements.

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

         At June 30, 2001 the Operating Partnership has outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. For the six months ended June 30, 2001, the Operating Partnership recorded the unrealized loss of $512 on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a partner's equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $512 was comprised of an unrealized net loss of $3,134 for the three months ended March 31, 2001 and an unrealized net gain of $2,622 for the three months ended June 30, 2001. In addition, the Operating Partnership recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the six months ended June 30, 2001. This charge against earnings during the period and the fair value of the interest rate cap agreements as of June 30, 2001 were not significant to the Operating Partnership's financial position or results of operations. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $450.

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

         The Operating Partnership's chief operating decision makers focus on the Operating Partnership's primary sources of income, which are property rental operations and third party services. Property rental operations are broken down into five segments based on the various stages in the property ownership lifecycle. Third party services are designated as one segment. The Operating Partnership's six segments are further described as follows: Property Rental Operations

         - Mature communities - those communities which have been stabilized (the point in time which a property reached 95% occupancy or one year after completion of construction) for both the current and prior year.

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

         SEGMENT PERFORMANCE MEASURE
         The Operating Partnership uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of Funds From Operations ("FFO"). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles ("GAAP"). The Operating Partnership adopted this new definition effective January 1, 2000. FFO for any period means the consolidated net income of the Operating Partnership and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Operating Partnership's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Operating Partnership's needs or ability to service indebtedness or make distributions.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


Summarized financial information concerning the Operating Partnership's reportable segments is shown in the following tables.

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                       ----------------------     -----------------------
                                                         2001          2000         2001          2000
                                                       ---------     --------     ---------     ---------
REVENUES
Fully stabilized communities .....................     $  65,105     $ 63,488     $ 129,964     $ 126,159
Communities stabilized during 2000 ...............        11,720        9,396        23,515        17,011
Development and lease-up communities .............        10,496        3,549        19,359         6,128
Communities held for sale ........................         2,396        2,318         4,746         4,573
Sold communities .................................         3,457       11,257        10,219        23,282
Third party services .............................         4,353        3,932         7,959         6,942
Other ............................................         4,635        5,506         8,983        10,791
                                                       ---------     --------     ---------     ---------

Consolidated revenues ............................     $ 102,162     $ 99,446     $ 204,745     $ 194,886
                                                       =========     ========     =========     =========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities .....................     $  44,416     $ 44,125     $  89,070     $  88,258
Communities stabilized during 2000 ...............         7,719        6,142        15,692        10,928
Development and lease-up communities .............         6,311        1,684        11,254         2,830
Communities held for sale ........................         1,513        1,490         3,012         2,957
Sold communities .................................         1,919        7,588         6,359        16,286
Third party services .............................           624          723         1,031           940
                                                       ---------     --------     ---------     ---------

Contribution to FFO ..............................        62,502       61,752       126,418       122,199
                                                       ---------     --------     ---------     ---------

Other operating income, net of expense ...........            68        1,731          (873)        2,743
Depreciation on non-real estate assets ...........          (592)        (634)       (1,246)       (1,210)
Minority interest in consolidated property
partnership ......................................           537          260           817           815
Interest expense .................................       (14,720)     (12,062)      (29,705)      (22,763)
Amortization of deferred loan costs ..............          (490)        (400)         (942)         (784)
General and administrative .......................        (3,331)      (1,633)       (6,406)       (4,127)
Distributions to preferred unitholders ...........        (4,369)      (4,369)       (8,738)       (8,738)
                                                       ---------     --------     ---------     ---------

Total FFO ........................................        39,605       44,645        79,325        88,135
                                                       ---------     --------     ---------     ---------

Depreciation on real estate assets ...............       (17,600)     (15,280)      (34,222)      (31,174)
Net gain (loss) on sale of assets ................        15,660          (18)       15,771           669
Distributions to preferred unitholders ...........         4,369        4,369         8,738         8,738
                                                       ---------     --------     ---------     ---------


Income before cumulative effect of accounting
  change, extraordinary item and preferred
  distributions ..................................     $  42,034     $ 33,716     $  69,612     $  66,368
                                                       =========     ========     =========     =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


7.       PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

         In the fourth quarter of 2000, management decided to restrict its development activities to fewer markets, refine its development strategy, exit the for-sale housing business and make changes in its executive management team.

         Employees affected by the management changes were primarily four executives and five accounting department employees in the Dallas regional office.

         The following table summarizes the activity relating to the unpaid severance charges during the three months ended June 30, 2001:

         Severance accrual at December 31, 2000                    $2,250
         Severance payment during first quarter 2001                1,382
         Severance payment during second quarter 2001                 631
                                                                   ------
         Severance accrual at June 30, 2001                        $  237
                                                                   ======

8.       INVESTMENTS IN UNCONSOLIDATED ENTITIES:

         In April 2001, the Operating Partnership contributed two apartment communities under development in Atlanta, Georgia to joint ventures with an institutional investor. The Operating Partnership has a 35% equity interest in the joint venture. The total estimated development cost of the joint venture properties of $67,000 is being through funded partner equity contributions proportionate to the partners' ownership interest and through construction financing provided by the Operating Partnership. No gain or loss was recognized on the Operating Partnership's contribution to the joint ventures. The Operating Partnership provides real estate services (development, construction and property management) to the joint ventures.

         At June 30, 2001, the Operating Partnership's investment in and advances to the joint ventures totaled $25,497. The combined total assets, liabilities and equity of the joint ventures at June 30, 2001, were $38,273, $25,183 and $13,090, respectively. The joint venture properties had not commenced operations as of June 30, 2001.

9.       STOCK BASED COMPENSATION PLAN

         In 2001, the Company, under its existing Employee Stock Plan, granted 17,566 shares of restricted stock to Operating Partnership officers. The restricted shares vest ratably over a five-year period. The total value of the restricted share grants of $644 was initially reflected in partners' equity offset by the amount of the unamortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc. (the "Company") and Post Apartment Homes, L.P. (the Operating Partnership). Except for the effect of minority interest in the Operating Partnership, the following discussion with respect to the Company is the same for the Operating Partnership.

As of June 30, 2001, there were 43,702,588 units in the Operating Partnership outstanding, of which 38,535,781 or 88.2%, were owned by the Company and 5,166,807, or 11.8%, were owned by other limited partners (including certain officers and directors of the Company). As of June 30, 2001, there were 7,800,000 preferred units outstanding, of which 5,000,000 were owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The Company recorded net income available to common shareholders of $33,145 and $53,011 for the three and six months ended June 30, 2001, respectively, which represent increases of 27.9% and 4.2%, respectively, over the corresponding periods in 2000 primarily as a result of net gains from the sale of assets.

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

As of June 30, 2001, the Company's portfolio of apartment communities consisted of the following: (i) 66 communities which were completed and stabilized for all of the current and prior year, (ii) ten communities which achieved full stabilization during the prior year, (iii) 17 communities either stabilized in the current year or presently in the development or lease-up stages and (iv) two communities that are currently held for sale.

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

Since its inception, the Company has applied an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the three and six months ended June 30, 2001 were $605 and $1,768, respectively. Lease up deficits for the three and six months ended June 30, 2000 were $765 and $1,617, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 2000.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and six months ended June 30, 2001 and 2000 is summarized as follows:

                                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                  JUNE 30,                                  JUNE 30,
                                                      --------------------------------        ------------------------------------
                                                        2001         2000      %CHANGE          2001          2000        %CHANGE
                                                      -------      -------     -------        --------      --------      --------
 Rental and other revenue:
 Mature communities (1) ...........................   $65,105      $63,488         2.5%       $129,964      $126,159         3.0%
 Communities stabilized during 2000 ...............    11,720        9,396        24.7%         23,515        17,011        38.2%
 Development and lease-up communities (2) .........    10,496        3,549       195.7%         19,359         6,128       215.9%
 Communities held for sale (3) ....................     2,396        2,318         3.4%          4,746         4,573         3.8%
 Sold communities (4) .............................     3,457       11,257       (69.3)%        10,219        23,282       (56.1)%
 Other revenue (5) ................................     4,132        5,058       (18.3)%         7,996         9,804       (18.4)%
                                                      -------      -------                    --------      --------
                                                       97,306       95,066         2.4%        195,799       186,957         4.7%
                                                      -------      -------                    --------      --------
 Property operating and maintenance expense
 (exclusive of depreciation and amortization):
 Mature communities (1) ...........................    20,689       19,363         6.8%         40,894        37,901         7.9%
 Communities stabilized during 2000 ...............     4,001        3,254        23.0%          7,823         6,083        28.6%
 Development and lease-up communities (2) .........     4,185        1,865       124.4%          8,105         3,298       145.8%
 Communities held for sale (3) ....................       883          828         6.6%          1,734         1,616         7.3%
 Sold communities (4) .............................     1,538        3,669       (58.1)%         3,860         6,996       (44.8)%
 Other expenses (6) ...............................     3,887        3,259        19.3%          8,561         6,996        22.4%
                                                      -------      -------                    --------      --------
                                                       35,183       32,238         9.1%         70,977        62,890        12.9%
                                                      -------      -------                    --------      --------
 Revenue in excess of specified expense ...........   $62,123      $62,828        (1.1)%      $124,822      $124,067         0.6%
                                                      =======      =======                    ========      ========
 Recurring capital expenditures: (7)
   Carpet .........................................   $   725      $   619        17.1%       $  1,399      $  1,410        (0.8)%
   Other ..........................................     3,588        1,905        88.3%          5,540         3,052        81.5%
                                                      =======      =======                    ========      ========
   Total ..........................................   $ 4,313      $ 2,524        70.9%       $  6,939      $  4,462        55.5%
                                                      =======      =======                    ========      ========
 Average apartment units in service ...............    32,153       31,418         2.3%         32,234        31,182         3.4%
                                                      =======      =======                    ========      ========
 Recurring capital expenditures per
   Apartment unit .................................   $   134      $    80        67.5%       $    215      $    143        50.3%
                                                      =======      =======                    ========      ========

(1)      Communities which reached stabilization prior to January 1, 2000.
(2) Communities in the "construction", "development" or "lease-up" stage during 2000 and, therefore, not considered fully stabilized for all of the periods presented.
(3) Includes one community in Georgia and one community and two commercial properties in Texas.
(4) Includes one community, containing 213 units, which was sold February 4,2000, three communities containing 983 units which were sold on September 6, 2000, two communities containing 367 units, which were sold November 9, 2000, one community containing 296 units which was sold December 21, 2000, one community containing 125 units which was sold December 28, 2000, one community containing 810 units, which was sold April 10, 2001, one community containing 80 units, which was sold May 1, 2001, one community containing 327 units, which was sold May 10, 2001, one community containing 314 units, which was sold May 23, 2001 and one community containing 908 units which was sold June 21, 2001.
(5) Includes revenue from furnished apartment rentals above the unfurnished rental rates, revenue from commercial properties and other revenue not directly related to property operations.
(6) Includes certain indirect central office operating expenses related to management, grounds maintenance, costs associated with furnished apartment rentals and operating expenses from commercial properties.
(7) In addition to these expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset or substantially extending the useful life of an existing asset, all of which are capitalized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


For the three and six months ended June 30, 2001, rental and other revenue increased $2,240, or 2.4%, and $8,842, or 4.7%, respectively, compared to the same periods in the prior year primarily as a result of the completion of new communities and increased rental rates for existing communities partially offset by asset sales and a reduction in other revenue. For the three and six months ended June 30, 2001, property operating and maintenance expenses increased $2,945, or 9.1%, and $8,087, or 12.9%, respectively, compared to the same periods in the prior year, primarily due to the completion of new communities and increases in personnel costs, real estate taxes and insurance in the mature communities.

For the three and six months ended June 30, 2001, recurring capital expenditures increased $1,789, or 70.9% ($54, or 67.5% on a per unit apartment basis), and $2,477, or 55.5% ($72, or 50.3% on a per unit apartment basis), respectively, compared to the same periods in the prior year, primarily due to the timing of capital expenditures.

MATURE COMMUNITIES

The Company defines mature communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 66 communities containing an aggregate of 22,612 units which were fully stabilized as of January 1, 2000, is summarized as follows:

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30,                                JUNE 30,
                                                      --------------------------------     --------------------------------------
                                                                                  %                                         %
                                                        2001       2000        CHANGE        2001          2000          CHANGE
                                                      -------    -------       -------     --------       -------        ------
 Rental and other revenue (1) .....................   $65,105    $63,488         2.5%      $129,964       $126,159         3.0%
 Property operating and maintenance
    Expense (exclusive of depreciation and
    amortization) (1) .............................    20,689     19,363         6.8%        40,894         37,901         7.9%
                                                      -------    -------                   --------       --------
 Revenue in excess of specified expense ...........   $44,416    $44,125         0.7%      $ 89,070       $ 88,258         0.9%
                                                      -------    -------                   --------       --------
 Recurring capital expenditures: (2)
    Carpet ........................................   $   591    $   530        11.5%      $  1,142       $  1,123         1.7%
    Other .........................................     2,885      1,661        73.7%         4,546          2,613        74.0%
                                                      -------    -------                   --------       --------
    Total .........................................     3,476    $ 2,191        58.6%      $  5,688       $  3,736        52.2%
                                                      =======    =======                   ========       ========
 Recurring capital expenditures per
    Apartment unit (3) ............................   $   154    $    97        58.8%      $    252       $    165        52.7%
                                                      =======    =======                   ========       ========
 Average economic occupancy (4) ...................      95.3%      96.6%       (1.3)%         95.6%          96.6%       (1.0)%
                                                      =======    =======                   ========       ========
 Average monthly rental rate per
    Apartment unit (5) ............................   $   954    $   932         2.4%      $    952       $    928         2.5%
                                                      =======    =======                   ========       ========
 Apartment units in service .......................    22,612     22,612                     22,612         22,612
                                                      =======    =======                   ========       ========

(1)      Communities which reached stabilization prior to January 1, 2000.
(2) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(3) In addition to such capitalized expenditures, the Company expensed $178 and $160 per unit on building maintenance (inclusive of direct salaries) and $59 and $59 per unit on landscaping (inclusive of direct salaries) for the three months ended June 30, 2001 and 2000, respectively.
(4) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 94.5% and 94.4% for the three months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 and 2000, concessions were $260 and $1,215, respectively, and employee discounts were $251 and $221, respectively.
(5) Average monthly rental rate is defined as the average of the gross actual rates for occupied units and the anticipated rental rates for unoccupied units.

For the three and six months ended June 30, 2001, rental and other revenue increased $1,617, or 2.5%, and $3,805, or 3.0%, respectively, compared to the same periods in the prior year, primarily due to increased rental rates. For the three and six months ended June 30, 2001, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,326, or 6.8%, and $2,993, or 7.9%, respectively, compared to the same periods in the prior year, primarily as a result of increased personnel expense, real estate taxes and insurance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


For the three and six months ended June 30, 2001, recurring capital expenditures per unit increased $57, or 58.8%, and $87, or 52.7%, respectively, compared to the same periods in the prior year, as a result of the timing of expenditures.

THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three and six months ended June 30, 2001 and 2000 is summarized as follows:


                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                         ------------------------------       -------------------------------
                                                           2001         2000    %CHANGE        2001         2000      %CHANGE
                                                         -------      -------   -------       -------      -------    -------
 Property management and other revenue ............      $ 1,192      $   933      27.8%      $ 2,368      $ 1,841      28.6%
 Property management expense ......................          973          730      33.3%        1,910        1,518      25.8%
 Depreciation expense .............................            8            7      14.3%           15           14       7.1%
                                                         -------      -------                 -------      -------
 Revenue in excess of specified expense ...........      $   211      $   196       7.7%      $   443      $   309      43.4%
                                                         =======      =======                 =======      =======
 Average apartment units managed ..................       15,899       14,098      12.8%       15,816       13,916      13.7%
                                                         =======      =======                 =======      =======


The increase in revenue in excess of specified expense for the three and six months ended June 30, 2001 compared to the same periods in the prior year is primarily attributable to an increase in the average number of units managed.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc. ("Post Landscape Group"), formerly called Post Landscape Services, Inc.

The operating performance of Post Landscape Group for the three and six months ended June 30, 2001 and 2000 is summarized as follows:

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                         -------------------------------     -------------------------------
                                                         2001         2000     % CHANGE       2001        2000      % CHANGE
                                                         ------      ------    --------      ------      ------     --------
 Landscape services and other revenue .............      $3,161      $2,999         5.4%     $5,591      $5,101         9.6%
 Landscape services expense .......................       2,756       2,479        11.2%      5,018       4,484        11.9%
 Depreciation expense .............................         111          90        23.3%        219         177        23.7%
                                                         ------      ------                  ------      ------
 Revenue in excess of specified expense ...........      $  294      $  430       (31.6)%    $  354      $  440       (19.5)%
                                                         ======      ======                  ======      ======

The decrease in revenue in excess of specified expense for the three and six months ended June 30, 2001 compared to the same periods in the prior year is primarily attributable to a reduction in landscape installation volume resulting from a slow down in commercial construction in PLG's markets.

OTHER EXPENSES

Depreciation expense increased $2,442, or 14.9%, and $3,327, or 10.0%, respectively, for the three and six months ended June 30, 2001 compared to the same periods in the prior year, primarily as a result of an increase in units in service, additional leasehold improvements and technology expenditures.

General and administrative expense increased $1,698, or 104.0%, and $2,279, or 55.2%, respectively, for the three and six months ended June 30, 2001, compared to the same period in the prior year, primarily as a result of reduced capitalization

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


of overhead to communities under development, increased salary expense, insurance costs and relocation expense due to management changes.

Interest expense increased $2,658, or 22.0%, and $6,942, or 30.5%, respectively, for the three and six months ended June 30, 2001 compared to the same period in the prior year primarily due to an increase in debt used to fund the development and lease-up of new communities and the repurchase of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities decreased from $89,024 for the six months ended June 30, 2000 to $84,942 for the six months ended June 30, 2001, principally due to reduced operating income as a result of property sales and changes in working capital. Net cash provided by (used in) investing activities increased from ($164,130) in the six months ended June 30, 2000 to $53,991 in the six months ended June 30, 2001 principally due to decreased construction spending and proceeds from the sale of five communities in the second quarter of 2001. The Company's net cash provided by (used in) financing activities increased from $84,450 for the six months ended June 30, 2000 to ($132,123) for the six months ended June 30, 2001 primarily due to increased debt payments and treasury stock purchases.

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 90% of their ordinary taxable income. The Company generally will not be subject to Federal income tax on net income.

At June 30, 2001, the Company had total indebtedness of $1,172,355, a decrease of $40,954 from its total indebtedness at December 31, 2000, and cash and cash equivalents of $14,269. At June 30, 2001, the Company's indebtedness included approximately $233,475 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880 and senior unsecured notes of $703,000.

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

Lines Of Credit
The Company has three unsecured lines of credit with total availability of $525,000. As of June 30, 2001, there were no outstanding balances on these lines.

Medium Term Notes

As of June 30, 2001, the Operating Partnership had $323,000 aggregate principal amount of notes outstanding under a Medium Term Note Program. Medium Term Notes in the amounts of $37,000 and $30,000 were repaid on April 2, 2001 and June 7, 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


Fixed Rate Notes
On March 12, 2001, the Operating Partnership issued $50,000 of unsecured notes. These notes bear interest at 6.71% and mature March 13, 2006. Net proceeds of $49,700 were used to repay outstanding indebtedness and repurchase the Company's common stock.

Sale of Assets
During the first two quarters of 2001, the Company sold five communities and two tracts of land for $193,762. Net proceeds of approximately $191,340 were used to repay outstanding indebtedness and fund additional development projects.

Stock Repurchase Program
The Company's Board of Directors has approved the purchase of up to $100,000 of the Company's common stock. Purchases will be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow, existing bank facilities and proceeds from asset sales. Through June 30, 2001, the Company has repurchased 1,345,200 shares of its common stock at a total cost of $48,007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


Schedule of Indebtedness
The following table reflects the Company's indebtedness at June 30, 2001:


                                                                                                   MATURITY    PRINCIPAL
             DESCRIPTION                              LOCATION               INTEREST RATE         DATE (1)     BALANCE
             -----------                              --------               -------------         --------   ----------
 CONVENTIONAL FIXED RATE (SECURED)
 Parkwood Townhomes(TM) ......................      Dallas, TX                  7.375%              04/01/14         781
 Northwestern Mutual Life ....................          N/A                     6.50%(2)            03/01/09      48,144
 Northwestern Mutual Life ....................      Dallas, TX                  7.69%               10/01/07      28,467
 Northwestern Mutual Life ....................      Dallas, TX                  7.69%               10/01/07      50,883
 FNMA ........................................      Atlanta, GA                 6.975%(3)           07/23/29     103,200
                                                                                                              ----------
                                                                                                                 231,475
 TAX EXEMPT FLOATING RATE (SECURED)
 Post Ashford(R) Series 1995 .................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25       9,895
 Post Valley(R) Series 1995 ..................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25      18,600
 Post Brook(R) Series 1995 ...................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25       4,300
 Post Village(R) (Atlanta) Hills
   Series 1995 ...............................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25       7,000
 Post Mill(R) Series 1995 ....................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25      12,880
 Post Canyon(R) Series 1996 ..................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25      16,845
 Post Corners(R) Series 1996 .................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25      14,760
 Post Bridge(R) ..............................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25      12,450
 Post Village(R) (Atlanta) Gardens ...........      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25      14,500
 Post Chase(R) ...............................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25      15,000
 Post Walk(R) ................................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25      15,000
 Post Lake(R) ................................      Orlando, FL      "AAA" NON-AMT + .515%(4)(5)    06/01/25      28,500
 Post Fountains at Lee Vista(R) ..............      Orlando, FL      "AAA" NON-AMT + .515%(4)(5)    06/01/25      21,500
 Post Village(R) (Atlanta) Fountains
   and Meadows ...............................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25      26,000
 Post Court(R) ...............................      Atlanta, GA      "AAA" NON-AMT + .515%(4)(5)    06/01/25      18,650
                                                                                                              ----------
                                                                                                                 235,880
 SENIOR NOTES (UNSECURED)
 Northwestern Mutual Life ....................          N/A                     8.37%               06/07/02      20,000
 Senior Notes ................................          N/A                     7.25%               10/01/03     100,000
 Medium Term Notes ...........................          N/A                     7.30%               04/01/04      13,000
 Medium Term Notes ...........................          N/A                     6.69%               09/22/04      10,000
 Medium Term Notes ...........................          N/A                     6.78%               09/22/05      25,000
 Senior Notes ................................          N/A                     7.50%               10/01/06      25,000
 Mandatory Par Put Remarketed
   Securities ................................          N/A                     6.85%(6)            03/16/15     100,000
 Medium Term Notes ...........................          N/A                     7.28%(7)            02/01/05      25,000
 Medium Term Notes ...........................          N/A                     8.12%               06/15/05     150,000
 Senior Notes ................................          N/A                     7.70%               12/20/10     185,000
 Senior Notes ................................          N/A                     6.71%               03/13/06      50,000
                                                                                                              ----------
                                                                                                                 703,000
LINES OF CREDIT AND OTHER UNSECURED DEBT


Revolver - Syndicated ........................          N/A          LIBOR + .750% or prime minus
                                                                                  .25%(8)           04/30/04          --

Cash Management Line..........................          N/A          LIBOR + .675% or prime minus
                                                                                  .25%              02/13/02          --
City of Phoenix...............................          N/A                   5.00% (9)             03/01/21       2,000
                                                                                                              ----------
TOTAL.........................................                                                                $1,172,355
                                                                                                              ==========


(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2) This note bears interest at 6.50% with an effective rate of 7.30% after consideration of a terminated swap agreement.
(3) In December 2000, the Company entered into a swap transaction that fixed the rate of interest on this note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.
(4) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998).
(5) These bonds are cross-collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.
(6) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(7) In October 2000, the Company entered into a swap transaction that fixed the rate on the note of 7.28%, inclusive of credit enhancement and other fees, through maturity.
(8) Represents stated rate. The Company may also make "money market" loans of up to $160,000 at rates below the stated rate.
(9) This loan is interest-free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:


                                                                ESTIMATED             ESTIMATED                 ESTIMATED
                                                    # OF       QUARTER OF            QUARTER OF                 QUARTER OF
    METROPOLITAN AREA                              UNITS   CONSTRUCTION START   FIRST UNITS AVAILABLE      STABILIZED OCCUPANCY
    -----------------                              -----   ------------------   ---------------------      --------------------
 WHOLLY-OWNED CONSTRUCTION/LEASE-UP
   COMMUNITIES

 CHARLOTTE, NC
 Post Gateway Place(TM) .................            232          3Q'99                 3Q'00                     4Q'01
 Post Gateway Place II ..................            204          3Q'00                 3Q'01                     3Q'02
                                                  ------
 SUBTOTAL ...............................            436
                                                  ------

 TAMPA, FL
 Post Harbour Place III .................            259          2Q'01                 2Q'02                     2Q'03


 DALLAS, TX
 Post Legacy ............................            384          3Q'99                 3Q'00                     4Q'01

 HOUSTON, TX
 Post Midtown Square(TM)(II) ............            193          1Q'00                 4Q'00                     4Q'01

 DENVER, CO
 Post Uptown Square(TM)I ................            449          1Q'98                 3Q'99                     3Q'01
 Post Uptown Square(TM)(II) .............            247          1Q'00                 4Q'01                     4Q'02
                                                  ------
 SUBTOTAL ...............................            696
                                                  ------

 PHOENIX, AZ
 Post Roosevelt Square(TM) ..............            403          4Q'98                 1Q'00                     4Q'01

 WASHINGTON, D.C. .......................
 Post Pentagon Row ......................            504          2Q'99                 2Q'01                     3Q'02
 Post Massachusetts Avenue ..............            269          2Q'01                 1Q'03                     4Q'03
                                                  ------
 SUBTOTAL ...............................            773
                                                  ------

 PASADENA, CA
 Post Paseo Colorado ....................            387          2Q'00                 2Q'02                     2Q'03
                                                  ------

 Subtotal Wholly-Owned
 Construction/Lease-up Communities ......          3,531
                                                  ======
 CO-INVESTMENT CONSTRUCTION/LEASE-UP
 COMMUNITIES


 ATLANTA, GA
 Post Peachtree(TM)(1) ..................            121          2Q'00                 3Q'01                     2Q'02
 Post Biltmore (1) ......................            276          3Q'00                 4Q'01                     4Q'02
                                                  ------
 SUBTOTAL ...............................            397
                                                  ------

 NEW YORK, NY
 Post Luminaria (2)......................            138          3Q'01                 3Q'02                     2Q'03
                                                  ------
 Subtotal Co-Investment
 Construction/Lease-up Communities ......            535
                                                  ------
 TOTAL ..................................          4,066
                                                  ======


The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

(1) Effective April 2001, these communities are being developed as a joint venture (the Company equity ownership is 35%).

(2) This development is structured as a joint venture, with the Company and an outside developer contributing approximately 70% of the equity and a landowner contributing the balance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


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

Acquisition of assets and community improvement expenditures for the three and six months ended June 30, 2001 and 2000 are summarized as follows:



                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                                 --------------------------          --------------------------
                                                                    2001             2000              2001              2000
                                                                 --------          --------          --------          --------
 New community development and acquisition activity .........    $ 48,872          $ 99,643          $123,338          $190,654
 Non-recurring capital expenditures:
    Revenue generating additions and improvements ...........         906             1,457             2,008             2,189
    Other community additions and improvements ..............         497               764               819             1,438
 Recurring capital expenditures:
    Carpet replacements .....................................         725               619             1,399             1,410
    Community additions and improvements ....................       3,586             1,905             5,540             3,052
    Corporate additions and improvements ....................         729               413             1,240             1,326
                                                                 --------          --------          --------          --------
                                                                 $ 55,315          $104,801          $134,344          $200,069
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

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. The Company's outstanding derivative financial instruments represent cash flow hedges that are designated debt obligations. This was accomplished using interest rate swap and interest rate cap arrangements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


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

At June 30, 2001, the Company has outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. For the six months ended June 30, 2001, the Company recorded the unrealized loss of $450, net of minority interest, on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a shareholders' equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $450 was comprised of an unrealized net loss of $2,764, net of minority interest, for the three months ended March 31, 2001 and an unrealized net gain of $2,314, net of minority interest, for the three months ended June 30, 2001. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the six months ended June 30, 2001. This charge against earnings during the period and the fair value of the interest rate cap agreements as of June 30, 2001 were not significant to the Company's financial position or results of operations. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $450.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)


FFO and CAD for the three and six months ended June 30, 2001 and 2000 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                     ---------------------------    ---------------------------
                                                                         2001           2000            2001           2000
                                                                     ------------   ------------    ------------   ------------
 Net income available to common shareholders ......................  $     33,145   $     25,924    $     53,011   $     50,887
    Cumulative effect of accounting change, net of minority
     interest .....................................................            --             --             613             --
    Extraordinary item, net of minority interest ..................            77             --              77             --
    Net (gain) loss on sale of assets (1) .........................       (15,660)            18         (15,771)          (669)
    Minority  interest of common unitholders in Operating
     Partnership ..................................................         4,443          3,423           7,173          6,743
                                                                     ------------   ------------    ------------   ------------
 Adjusted net income ..............................................        22,005         29,365          45,103         56,961
    Depreciation of real estate assets (2) ........................        17,600         15,280          34,222         31,174
                                                                     ------------   ------------    ------------   ------------
 Funds from Operations (3) ........................................        39,605         44,645          79,325         88,135
 Recurring capital expenditures (4) ...............................        (4,313)        (2,524)         (6,939)        (4,462)
 Non-recurring capital expenditures (5) ...........................          (497)          (764)           (819)        (1,438)
 Loan amortization payments .......................................          (758)          (289)         (1,548)          (599)
                                                                     ------------   ------------    ------------   ------------
 Cash Available for Distribution ..................................  $     34,037   $     41,068    $     70,019   $     81,636
                                                                     ============   ============    ============   ============
 Revenue generating capital expenditures (6) ......................  $        906   $      1,457    $      2,008   $      2,189
                                                                     ============   ============    ============   ============

 Cash Flow Provided By (Used In):

 Operating activities .............................................  $     48,011   $     46,664    $     84,942   $     89,024
 Investing activities .............................................  $    129,665   $   (103,743)   $     53,991   $   (164,130)
 Financing activities .............................................  $   (166,433)  $     52,950    $   (132,123)  $     84,450

 Weighted average common shares outstanding - basic ...............    38,653,625     39,294,234      38,750,350     39,160,002
                                                                     ============   ============    ============   ============
 Weighted average common shares and units
 outstanding - basic ..............................................    43,821,817     44,480,337      43,924,352     44,349,766
                                                                     ============   ============    ============   ============
 Weighted average common shares outstanding - diluted .............    38,884,223     40,130,580      38,995,749     39,753,796
                                                                     ============   ============    ============   ============
 Weighted average common shares and units
 outstanding - diluted ............................................    44,052,415     45,316,683      44,169,751     44,943,560
                                                                     ============   ============    ============   ============


(1) Net gain (loss) on sale of assets includes reserves of $3,822 and $15,608 for the three and six months ended June 30, 2001, respectively, to write down to fair market value real estate assets designated as held for sale.
(2) Depreciation on real estate assets is net of the minority interest portion of depreciation in consolidated partnerships and depreciation on non-real estate assets.
(3) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles. The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(4) Recurring capital expenditures consisted primarily of $725 and $619 of carpet replacement and $3,588 and $1,905 of other additions and improvements to existing communities for the three months ended June 30, 2001 and 2000, respectively and $1,399 and $1,410 of carpet replacement and $5,540 and $3,052 of other additions and improvements to existing communities for the six months ended June 30, 2001 and 2000, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $729 and $413 for the three months ended June 30, 2001 and 2000, respectively, and $1,240 and $1,326 for the six months ended June 30, 2001 and 2000, respectively, are excluded from the calculation of CAD.
(5) Non-recurring capital expenditures consisted of community additions and improvements of $497 and $764 for the three months ended June 30, 2001 and 2000, respectively, and $819 and $1,438 for the three months ended June 30, 2001 and 2000, respectively.
(6) Revenue generating capital expenditures are primarily comprised of major renovations of communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except per unit data)



ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At June 30, 2001, the Company had $235,880 in variable tax-exempt debt tied to "AAA" NON-AMT. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

                                                          Average
                                                          Pay Rate/        Expected                Fair
Interest Rate Derivatives        Notional Amount          Cap Rate         Settlement Date         Value
-------------------------        ---------------          ---------        ---------------         -----
Interest Rate Swaps
Variable to fixed                $104,000 amortizing
                                 to $90,270               6.04%            07/31/09                $  (911)

Variable to fixed                25,000                   6.53%            02/01/05                 (1,073)

Interest rate cap                76,000                   5.00%            02/01/03                      1

Interest rate cap                141,230                  5.00%            02/01/03                      3

Interest rate cap                $18,650                  5.00%            02/01/03                      -

At June 30, 2001, the derivative instrument, assets and liabilities were reported at their fair value in the Company's balance sheet.

PART II.        OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

                None

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

                The Company's Annual Meeting of Shareholders was held May 22, 2001. The matter subject to a vote of shareholders was the election of one director to serve until the 2003 Annual Meeting of Shareholders and three directors to serve until the 2004 Annual Meeting of Shareholders. The voting results were as follows:

                                                  For           Withheld
                                               ----------       --------
                Term Expires 2003
                -----------------
                Ronald de Waal                 29,188,339       226,595

                Term Expires 2004
                -----------------
                Robert L. Anderson             29,186,655       228,279
                Arthur M. Blank                29,188,339       226,595
                John T. Glover                 29,188,165       226,769

ITEM 5.         OTHER INFORMATION

                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits

                The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

                (b)   Reports on Form 8-K

                There were no reports on Form 8-K filed by either registrant during the three month period ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST PROPERTIES, INC.



August 14, 2001                             /s/ R. Gregory Fox
------------------------                    ----------------------------------
      (Date)                                R. Gregory Fox
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer)


August 14, 2001                             /s/ Arthur J. Quirk
------------------------                    ----------------------------------
      (Date)                                Arthur J. Quirk
                                            Vice President and Controller,
                                            Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST APARTMENT HOMES, L.P.
                                            By: Post GP Holdings, Inc., as
                                                General Partner



 August 14, 2001                            /s/ R. Gregory Fox
------------------------                    ---------------------------------
        (Date)                              R. Gregory Fox
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer)


 August 14, 2001                            /s/ Arthur J. Quirk
------------------------                    ----------------------------------
      (Date)                                Arthur J. Quirk
                                            Vice President and Controller,
                                            Chief Accounting Officer