Form 10-Q
period 2001-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2001-11-14
CIK 903127, 1012271

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

                For the quarterly period ended September 30, 2001

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

     36,821,089 shares of common stock outstanding as of November 12, 2001 (excluding treasury stock).


================================================================================

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                      INDEX

PART I   FINANCIAL INFORMATION                                                                                 PAGE

         ITEM 1    FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000...........................1
             Consolidated Statements of Operations for the three and nine months ended
                September 30, 2001 and 2000.......................................................................2
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                nine months ended September 30, 2001..............................................................3
             Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2001 and 2000.......................................................................4
             Notes to Consolidated Financial Statements...........................................................5

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000..........................12
             Consolidated Statements of Operations for the three and nine months ended
                September 30, 2001 and 2000......................................................................13
             Consolidated Statement of Partners' Equity for the nine months ended
                September 30, 2001...............................................................................14
             Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2001 and 2000......................................................................15
             Notes to Consolidated Financial Statements .........................................................16

         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS.......................................................................................22

         ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................33

PART II  OTHER INFORMATION.......................................................................................34

         ITEM 1    LEGAL PROCEEDINGS
         ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS
         ITEM 3    DEFAULTS UPON SENIOR SECURITIES
         ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDER
         ITEM 5    OTHER INFORMATION
         ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES..............................................................................................35

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                                        2001                  2000
                                                                                    -------------         ------------
                                                                                     (UNAUDITED)
ASSETS
Real estate investments:
   Land ...................................................................          $   271,376           $   281,525
   Building and improvements ..............................................            1,727,495             1,681,798
   Furniture, fixtures and equipment ......................................              208,221               190,968
   Construction in progress ...............................................              474,354               509,702
   Land held for future development .......................................               49,081                28,995
                                                                                     -----------           -----------
                                                                                       2,730,527             2,692,988
   Less: accumulated depreciation .........................................             (382,284)             (345,121)
   Assets held for sale ...................................................               50,154               122,047
   Investments in and advances to unconsolidated real estate entities .....               36,377                    --
                                                                                     -----------           -----------
      Total real estate investments .......................................            2,434,774             2,469,914
Cash and cash equivalents .................................................                4,926                 7,459
Restricted cash ...........................................................                1,344                 1,272
Deferred charges, net .....................................................               18,701                21,700
Other assets ..............................................................               53,618                50,892
                                                                                     -----------           -----------
   Total assets ...........................................................          $ 2,513,363           $ 2,551,237
                                                                                     ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable .............................................................          $ 1,256,804           $ 1,213,309
Accrued interest payable ..................................................               15,859                10,751
Dividends and distributions payable .......................................               33,230                33,933
Accounts payable and accrued expenses .....................................               82,688                67,136
Security deposits and prepaid rents .......................................                9,392                 9,407
                                                                                     -----------           -----------
      Total liabilities ...................................................            1,397,973             1,334,536
                                                                                     -----------           -----------
Minority interest of preferred unitholders in Operating Partnership........               70,000                70,000
                                                                                     -----------           -----------
Minority interest of common unitholders in Operating Partnership ..........              109,595               118,091
                                                                                     -----------           -----------

Commitments and contingencies..............................................                   --                    --
   Shareholders' equity
   Preferred stock, $.01 par value, 20,000,000 authorized:
   8 1/2% Series A Cumulative  Redeemable Shares, liquidation preference $50 per share, 1,000,000 shares issued and
     outstanding ..........................................................                   10                    10
   7 5/8% Series B Cumulative Redeemable Shares, liquidation
     preference $25 per share, 2,000,000 shares issued and
     outstanding ..........................................................                   20                    20
   7 5/8% Series C Cumulative Redeemable Shares, liquidation
     preference $25 per share, 2,000,000 shares issued and
     outstanding ..........................................................                   20                    20
   Common stock, $.01 par value, 100,000,000 authorized,
    39,699,116 and 39,662,192 shares issued, 36,860,834 and 38,853,596 shares outstanding at September 30, 2001 and December 31, 2000,
    respectively ..........................................................                  396                   396
   Additional paid-in capital .............................................            1,049,241             1,057,067
   Accumulated earnings ...................................................                   --                    --
   Accumulated other comprehensive income, net of minority interest .......               (9,144)                   --
   Deferred compensation ..................................................                 (530)                   --
                                                                                     -----------           -----------
                                                                                       1,040,013             1,057,513
   Treasury stock, at cost, 2,838,282 and 808,596
     shares at September 30, 2001 and December 31, 2000, respectively .....             (104,218)              (28,903)
                                                                                     -----------           -----------
      Total shareholders' equity ..........................................              935,795             1,028,610
                                                                                     -----------           -----------
   Total liabilities and shareholders' equity .............................          $ 2,513,363           $ 2,551,237
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

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                              -------------------------------       -------------------------------
                                                                  2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------
REVENUE:
  Rental ...............................................      $     91,036       $     93,152       $    278,881       $    271,220
  Property management - third-party ....................             1,102                987              3,469              2,828
  Landscape services - third-party .....................             2,879              2,743              8,470              7,843
  Interest .............................................               370                476              1,358              1,463
  Other ................................................             3,732              3,872             11,686             12,762
                                                              ------------       ------------       ------------       ------------
      Total revenue ....................................            99,119            101,230            303,864            296,116
                                                              ------------       ------------       ------------       ------------
EXPENSES:
  Property operating and maintenance
     (exclusive of items shown separately below) .......            34,704             34,017            105,680             96,906
  Depreciation expense .................................            19,343             17,930             56,106             51,367
  Property management - third-party ....................               924                731              2,834              2,249
  Landscape services - third-party .....................             2,777              2,376              7,795              6,860
  Interest .............................................            14,058             12,789             43,763             35,551
  Amortization of deferred loan costs ..................               513                413              1,456              1,196
  General and administrative ...........................             3,395              2,678              9,802              6,806
  Minority interest in consolidated property
   partnerships ........................................              (527)              (381)            (1,344)            (1,195)
                                                              ------------       ------------       ------------       ------------
       Total expense ...................................            75,187             70,553            226,092            199,740
                                                              ------------       ------------       ------------       ------------
Income before net gain on sale of assets, minority
  interest of unitholders in Operating Partnership,
  cumulative effect of accounting change and
  extraordinary item ...................................            23,932             30,677             77,772             96,376
Net gain on sale of assets .............................             8,179                958             23,950              1,627
Minority interest of preferred unitholders in
  Operating Partnership ................................            (1,400)            (1,400)            (4,200)            (4,200)
Minority interest of common unitholders in
  Operating Partnership ................................            (3,322)            (3,156)           (10,495)            (9,899)
                                                              ------------       ------------       ------------       ------------
Income before cumulative effect of accounting change
  and extraordinary item ...............................            27,389             27,079             87,027             83,904
Cumulative effect of accounting change, net
  of minority interest .................................                --                 --               (613)                --
Extraordinary item, net of minority interest ...........                --                 --                (77)                --
                                                              ------------       ------------       ------------       ------------
Net income .............................................            27,389             27,079             86,337             83,904
Dividends to preferred shareholders ....................            (2,969)            (2,969)            (8,906)            (8,907)
                                                              ------------       ------------       ------------       ------------
Net income available to common shareholders ............      $     24,420       $     24,110       $     77,431       $     74,997
                                                              ============       ============       ============       ============
EARNINGS PER COMMON SHARE - BASIC
Income before cumulative effect of accounting change
  and extraordinary item (net of  preferred dividend) ..      $       0.64       $       0.61       $       2.03       $       1.91
Cumulative effect of accounting change, net
  of minority interest .................................                --                 --              (0.02)                --
Extraordinary item, net of minority interest ...........                --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------
Net income available to common shareholders ............      $       0.64       $       0.61       $       2.01       $       1.91
                                                              ============       ============       ============       ============
Weighted average common shares outstanding - basic .....        37,899,668         39,556,981         38,463,672         39,293,302
                                                              ============       ============       ============       ============
EARNINGS PER COMMON SHARE - DILUTED
Income before cumulative effect of accounting change
  and extraordinary item (net of preferred dividend) ...      $       0.64       $       0.60       $       2.02       $       1.88
Cumulative effect of accounting change, net of
  minority interest ....................................                --                 --              (0.02)                --
Extraordinary item, net of minority interest ...........                --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------
Net income available to common shareholders ............      $       0.64       $       0.60       $       2.00       $       1.88
                                                              ============       ============       ============       ============
Weighted average common shares outstanding diluted .....        38,185,054         40,422,756         38,721,056         39,980,339
                                                              ============       ============       ============       ============
Dividends declared .....................................      $       0.78       $       0.76       $       2.34       $       2.28
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

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   ACCUMULATED
                                                           ADDITIONAL                 OTHER
                                        PREFERRED  COMMON   PAID-IN    ACCUMULATED COMPREHENSIVE    DEFERRED     TREASURY
                                         SHARES    SHARES   CAPITAL      EARNINGS      INCOME    COMPENSATION      STOCK
                                        ---------  ------   -------    ----------- ------------- ------------    --------
SHAREHOLDERS' EQUITY AND
ACCUMULATED EARNINGS,
  DECEMBER 31, 2000 .................   $    50   $396    1,057,067    $     --   $    --         $  --         $ (28,903)
  Proceeds from Dividend
    Reinvestment and Employee Stock
    Purchase Plans ..................        --     --       (1,760)         --        --            --            10,156
  Adjustment for minority interest
    of unitholders in Operating
    Partnership at dates of capital
    transactions ....................        --     --        5,580          --        --            --                --

COMPREHENSIVE INCOME 2001:

  Net income ........................        --     --           --      86,337        --            --                --
  Transition adjustment for
    derivative instruments, net of
    minority interest ...............        --     --           --          --    (1,299)           --                --
  Change in derivative instrument
    value, net of minority interest .        --     --           --          --    (7,845)           --                --
TOTAL COMPREHENSIVE INCOME ..........

Restricted stock issuances ..........        --     --           46          --        --          (644)              598
Amortization of deferred
  compensation.......................        --     --           --          --        --           114                --
Treasury stock acquisitions .........        --     --           --          --        --            --           (86,069)
Dividends to preferred shareholders .        --     --           --      (8,906)       --            --                --
Dividends to common shareholders ....        --     --      (11,692)    (77,431)       --            --                --
                                        -------   ----   ----------    --------   -------         -----         ---------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, SEPTEMBER 30, 2001 ......   $    50   $396    1,049,241    $     --   $(9,144)        $(530)        $(104,218)
                                        =======   ====   ==========    ========   =======         =====         =========


                                            TOTAL
                                            -----
SHAREHOLDERS' EQUITY AND
ACCUMULATED EARNINGS,
  DECEMBER 31, 2000 .................    $ 1,028,610
  Proceeds from Dividend
    Reinvestment and Employee Stock
    Purchase Plans ..................          8,396
  Adjustment for minority interest
    of unitholders in Operating
    Partnership at dates of capital
    transactions ....................          5,580

COMPREHENSIVE INCOME 2001:

  Net income ........................         86,337
  Transition adjustment for
    derivative instruments, net of
    minority interest ...............         (1,299)
  Change in derivative instrument
    value, net of minority interest .         (7,845)
                                         -----------
TOTAL COMPREHENSIVE INCOME ..........         77,193

Restricted stock issuances ..........             --
Amortization of deferred
   compensation .....................            114
Treasury stock acquisitions .........        (86,069)
Dividends to preferred shareholders .         (8,906)
Dividends to common shareholders ....        (89,123)
                                         -----------
SHAREHOLDERS' EQUITY AND ACCUMULATED
  EARNINGS, SEPTEMBER 30, 2001 ......    $   935,795
                                         ===========



                    The accompanying notes are an integral
               part of these consolidated financial statements.

                              POST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                          -----------------------------
                                                                                            2001               2000
                                                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................          $  86,337           $  83,904
Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sale of assets ...................................................            (23,950)             (1,627)
  Minority interest of preferred unitholders in Operating Partnership ..........              4,200               4,200
  Minority interest of common unitholders in Operating Partnership .............             10,495               9,899
  Equity in loss of unconsolidated real estate entities ........................                 26                  --
  Cumulative accounting change, net of minority interest .......................                613                  --
  Extraordinary item, net of minority interest .................................                 77                  --
  Depreciation .................................................................             56,106              51,367
  Amortization of deferred loan costs ..........................................              1,456               1,196
Changes in assets, (increase) decrease in:
  Restricted cash ..............................................................                (72)                 45
  Other assets .................................................................             (4,607)            (12,719)
  Deferred charges .............................................................               (292)             (1,263)
Changes in liabilities, increase (decrease) in:
  Accrued interest payable .....................................................              5,108               6,249
  Accounts payable and accrued expenses ........................................              8,419              10,827
  Security deposits and prepaid rents ..........................................                (15)                887
                                                                                          ---------           ---------
Net cash provided by operating activities ......................................            143,901             152,965
                                                                                          ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets, net of payables ............           (173,571)           (279,371)
Net proceeds from sale of assets ...............................................            215,660              75,231
Capitalized interest ...........................................................            (16,803)            (18,992)
Recurring capital expenditures .................................................             (9,719)             (7,802)
Corporate additions and improvements ...........................................             (1,850)             (1,991)
Non-recurring capital expenditures .............................................             (1,220)             (2,336)
Revenue generating capital expenditures ........................................             (2,620)             (4,257)
Investments in and advances to unconsolidated real estate entities .............             (6,820)                 --
                                                                                          ---------           ---------
Net cash provided by (used in) investing activities ............................              3,057            (239,518)
                                                                                          ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs .....................................................               (300)             (1,260)
Debt proceeds ..................................................................            215,950             241,000
Debt payments ..................................................................           (172,455)            (56,244)
Distributions to preferred unitholders .........................................             (4,200)             (4,200)
Distributions to common unitholders ............................................            (12,006)            (11,520)
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans ..........              8,396              26,658
Treasury stock acquisitions ....................................................            (86,069)                 --
Dividends paid to preferred shareholders .......................................             (8,906)             (8,907)
Dividends paid to common shareholders ..........................................            (89,901)            (86,905)
                                                                                          ---------           ---------
Net cash (used in) provided by financing activities ............................           (149,491)             98,622
                                                                                          ---------           ---------
Net (decrease) increase in cash and cash equivalents ...........................             (2,533)             12,069
Cash and cash equivalents, beginning of period .................................              7,459               5,870
                                                                                          ---------           ---------
Cash and cash equivalents, end of period .......................................          $   4,926           $  17,939
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

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         As of September 30, 2001, the Operating Partnership had $323,000 aggregate principal amount of notes outstanding under a Medium Term Note Program. Medium Term Notes of $37,000 and $30,000 were repaid on April 2, 2001 and June 7, 2001, respectively.

3.       SALE OF ASSETS AND ASSETS HELD FOR SALE

         At December 31, 2000, the Company had four communities, two commercial properties and one tract of land held for sale. During the first three quarters of 2001, the Company authorized the sale of five communities and 11 tracts of land consisting of: three communities and six tracts of land in Dallas, Texas, two communities in Atlanta, Georgia, two tracts of land in Charlotte, North Carolina, one tract in Phoenix, Arizona, one tract in Tampa, Florida and one tract in Denver Colorado. The Company also reclassified from assets held for sale two communities located in Dallas, Texas.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


         The table below summarizes the current year sale of assets through September 30, 2001:

                                   NUMBER OF
                PROPERTY             UNITS       DATE SOLD        LOCATION               GROSS PROCEEDS        NET PROCEEDS
                --------          ----------     ---------        --------               --------------        ------------
           Post Creek                 810        April           Atlanta, GA                 $ 67,250            $ 66,641
           The Lee                     80        May             Nashville, TN                  3,950               3,839
           Post Lakeside              327        May             Dallas, TX                    22,470              22,124
           Post Winsted               314        May             Dallas, TX                    20,263              19,949
           Post Shores                908        June            Dallas, TX                    76,750              75,774
           Post Pointe                360        September       Atlanta, GA                   22,400              22,116
           Land Parcel                N/A        May             Charlotte, NC                  1,942               1,876
           Land Parcel                N/A        March           Denver, CO                     1,155               1,137
           Land Parcel                N/A        August          Dallas, TX                     2,320               2,204
                                                                                             --------            ========
                                                                                             $218,500            $215,660
                                                                                             ========            ========

         As of September 30, 2001, assets held for sale included one community, two commercial properties and nine tracts of land consisting of land, buildings and improvements and furniture, fixtures and equipment and were recorded at $50,154, which represented the lower of depreciated cost or fair value less cost to sell. The Company has recorded net gains of $8,179 and $23,950 for the three and nine months ended September 30, 2001, respectively. The net gains include reserves of $1,530 and $12,795 for the three and nine months ended September 30, 2001, respectively, to write down to fair market value the real estate assets designated as held for sale. The Company expects the sale of the remaining assets to occur within the next 12 months.

         For the three months ended September 30, 2001 and 2000, the consolidated statement of operations includes revenue less operating and maintenance expense, exclusive of depreciation, of $918 and $1,022, respectively, from communities held for sale at September 30, 2001. For the nine months ended September 30, 2001 and 2000, the consolidated statement of operations includes revenue less operating and maintenance expense, exclusive of depreciation, of $2,863 and $2,924, respectively, from communities held for sale at September 30, 2001. Depreciation expense of $265 was recognized on these assets in 2001 prior to the assets being classified as held for sale. Depreciation expense has not been recognized subsequent to the date of held for sale classification.

4.       EARNINGS PER SHARE

         For the three and nine months ended September 30, 2001 and 2000, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:


                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                          ---------------------------   ---------------------------
                                                                               2001          2000          2001           2000
                                                                          ------------   ------------   ------------   ------------
Basic and diluted income available to common shareholders (numerator):
  Income before cumulative effect of accounting
    change and extraordinary item ......................................  $     27,389   $     27,079   $     87,027   $     83,904
    Less: Preferred stock dividends ....................................        (2,969)        (2,969)        (8,906)        (8,907)
                                                                          ------------   ------------   ------------   ------------
Income available to common shareholders
    before cumulative effect of accounting change
    and extraordinary item .............................................  $     24,420   $     24,110   $     78,121   $     74,997
                                                                          ============   ============   ============   ============
Common shares (denominator):
  Weighted average shares outstanding-basic ............................    37,899,668     39,556,981     38,463,672     39,293,302
  Incremental shares from assumed conversion
    of options .........................................................       285,386        865,775        257,384        687,037
                                                                          ------------   ------------   ------------   ------------
  Weighted average shares outstanding - diluted ........................    38,185,054     40,422,756     38,721,056     39,980,339
                                                                          ============   ============   ============   ============

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


5.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the nine months ended September 30, 2001 and 2000 were as follows:

         (a) During the nine months ended September 30, 2001 and 2000, holders of 37,516 and 12,014 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholder's equity in the amount of $5,580 for the nine months ended September 30, 2001 and increasing minority interest and decreasing shareholder's equity in the amount of $683 for the nine months ended September 30, 2000.
         (b) For cash flow purposes, investments in and advances to unconsolidated real estate entities excludes non-cash contributions of $29,583 for the nine months ended September 30, 2001.
         (c) See footnote 6, "New Accounting Pronouncements" for information on non-cash activity related to derivative instruments.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


         At September 30, 2001, the Company has outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. For the nine months ended September 30, 2001, the Company recorded the unrealized net loss of $7,845, net of minority interest, on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a shareholders' equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $7,845 was comprised of an unrealized net loss of $2,764, net of minority interest, for the three months ended March 31, 2001, an unrealized net gain of $2,314, net of minority interest, for the three months ended June 30, 2001 and an unrealized net loss of $7,395, net of minority interest, for the three months ended September 30, 2001. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the nine months ended September 30, 2001. This charge against earnings during the period and the fair value of the interest rate cap agreements as of September 30, 2001 were not significant to the Company's financial position or results of operations. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $1,698.

         The Financial Accounting Standards Board ("FASB") has issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal year beginning after December 15, 2001. The Company believes the provisions of Statement No. 144 will not have a significant effect on the Company's results of operations or its financial position.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


         On November 7, 2001, the Company sold Post Landscape Group, Inc., a subsidiary entity that provides landscape maintenance, design and installation services to third parties. In addition, the Company has agreed to sell its apartment community management division, RAM Partners, Inc. ("RAM") by year-end. The Company intends to finance these purchases over a five to seven year period. The related purchase notes amortize on, or approximately on, a 10-year schedule with a balloon payment due at the end of year five. Two one-year renewal options are available. Under generally accepted accounting principles, any gain on sale will not be recorded until such time the conditions for gain recognition are met. Until such time, the net assets of these divisions will be carried on the Company's balance sheet at book value.

SEGMENT PERFORMANCE MEASURE
         The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of Funds From Operations ("FFO"). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles ("GAAP"). The Company adopted this new definition effective January 1, 2000. FFO for any period means the consolidated net income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or pay dividends.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


         Summarized financial information concerning the Company's reportable segments is shown in the following tables:


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 -----------------------      ------------------------
                                                                  2001            2000           2001          2000
                                                                 --------      ---------      ---------      ---------
REVENUES
Fully stabilized communities ...............................     $ 64,864      $  64,414      $ 194,827      $ 190,572
Communities stabilized during 2000 .........................       11,616         10,777         35,131         27,788
Development and lease-up communities .......................       12,216          5,097         31,576         11,226
Communities held for sale ..................................        1,552          1,591          4,714          4,615
Sold communities ...........................................          735         11,558         12,538         36,389
Third party services .......................................        3,981          3,730         11,939         10,671
Other ......................................................        4,155          4,063         13,139         14,855
                                                                 --------      ---------      ---------      ---------
Consolidated revenues ......................................     $ 99,119      $ 101,230      $ 303,864      $ 296,116
                                                                 ========      =========      =========      =========
CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities ...............................     $ 43,545      $  44,577      $ 132,614      $ 132,835
Communities stabilized during 2000 .........................        7,494          7,210         23,186         18,137
Development and lease-up communities .......................        7,730          2,692         18,985          5,523
Communities held for sale ..................................          918          1,022          2,863          2,924
Sold communities ...........................................          437          7,825          7,864         25,165
Third party services .......................................          280            623          1,310          1,562
                                                                 --------      ---------      ---------      ---------

Contribution to FFO ........................................       60,404         63,949        186,822        186,146
                                                                 --------      ---------      ---------      ---------

Other operating income, net of expense .....................       (1,849)        (1,939)        (5,521)        (1,993)

Depreciation on non-real estate assets .....................         (611)          (583)        (1,857)        (1,794)
Minority interest in consolidated property
   partnerships ............................................          527            381          1,344          1,195
Interest expense ...........................................      (14,058)       (12,789)       (43,763)       (35,551)
Amortization of deferred loan costs ........................         (513)          (413)        (1,456)        (1,196)
General and administrative .................................       (3,395)        (2,678)        (9,802)        (6,806)
Dividends to preferred shareholders ........................       (2,969)        (2,969)        (8,906)        (8,907)
                                                                 --------      ---------      ---------      ---------

Total FFO ..................................................       37,536         42,959        116,861        131,094
                                                                 --------      ---------      ---------      ---------

Depreciation on real estate assets .........................      (17,973)       (16,651)       (52,195)       (47,825)
Net gain on sale of assets .................................        8,179            958         23,950          1,627
Minority interest of common unitholders in
   Operating Partnership ...................................       (3,322)        (3,156)       (10,495)        (9,899)
Dividends to preferred shareholders ........................        2,969          2,969          8,906          8,907
                                                                 --------      ---------      ---------      ---------
Income before cumulative effect of accounting
  change, extraordinary item and preferred
  dividends ................................................     $ 27,389      $  27,079      $  87,027      $  83,904
                                                                 ========      =========      =========      =========

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

         The following table summarizes the activity relating to the unpaid severance charges during the nine months ended September 30, 2001:

            Severance accrual at December 31, 2000             $  2,250
            Severance payment during first quarter 2001           1,382
            Severance payment during second quarter 2001            631
            Severance payment during third quarter 2001             166
                                                               --------
            Severance accrual at September 30, 2001            $     71
                                                               ========

9.       INVESTMENTS IN REAL ESTATE ENTITIES

         In April 2001, the Company contributed two apartment communities under development in Atlanta, Georgia to joint ventures with an institutional investor, The Company holds a 35% equity interest in the joint ventures. The total estimated development cost of the joint venture properties of $67,000 is being funded through partner equity contributions proportionate to the partners' ownership interest and through construction financing provided by the Company. No gain or loss was recognized on the Company's contribution to the joint ventures. The Company provides real estate services (development, construction and property management) to the joint ventures. The Company accounts for these joint ventures using the equity method of accounting.

         At September 30, 2001, the Company's investment in and advances to the joint ventures accounted for using the equity method totaled $36,377. The combined total assets, liabilities and equity of the joint ventures at September 30, 2001, were $48,890, $35,876 and $13,014, respectively accounted for using the equity method. During the third quarter of 2001, one of the communities commenced its initial rental operations. The Company recorded an equity in loss from this joint venture totaling $26 during the third quarter. Such equity in loss is included in other revenue in the accompanying consolidated financial statements.

         In the third quarter of 2001, the Company commenced the development of a 138-unit apartment community in New York, New York, through an entity that will be approximately 64% owned by the Company. Total estimated development costs of approximately $52,000 are being funded through partner equity contributions proportionate to the partners' ownership interest and through construction financing provided by the Company. Through September 30, 2001, total development costs were approximately $11,000. The financial statements of this majority owned entity are consolidated with the accompanying consolidated financial statements of the Company.

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

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     2001             2000
                                                                                --------------     ------------
                                                                                (UNAUDITED)
ASSETS
   Real estate investments:
     Land .................................................................      $   271,376       $   281,525
     Building and improvements ............................................        1,727,495         1,681,798
     Furniture, fixtures and equipment ....................................          208,221           190,968
     Construction in progress .............................................          474,354           509,702
     Land held for future development .....................................           49,081            28,995
                                                                                 -----------       -----------
                                                                                   2,730,527         2,692,988
     Less: accumulated depreciation .......................................         (382,284)         (345,121)
     Assets held for sale .................................................           50,154           122,047
     Investments in and advances to unconsolidated real estate entities ...           36,377                --
                                                                                 -----------       -----------
     Total real estate investments ........................................        2,434,774         2,469,914
   Cash and cash equivalents ..............................................            4,926             7,459
   Restricted cash ........................................................            1,344             1,272
   Deferred charges, net ..................................................           18,701            21,700
   Other assets ...........................................................           53,618            50,892
                                                                                 -----------       -----------
     Total assets .........................................................      $ 2,513,363       $ 2,551,237
                                                                                 ===========       ===========
LIABILITIES AND PARTNERS' EQUITY
   Notes payable ..........................................................      $ 1,256,804       $ 1,213,309
   Accrued interest payable ...............................................           15,859            10,751
   Distributions payable ..................................................           33,230            33,933
   Accounts payable and accrued expenses ..................................           82,688            67,136
   Security deposits and prepaid rents ....................................            9,392             9,407
                                                                                 -----------       -----------
     Total liabilities ....................................................        1,397,973         1,334,536
                                                                                 -----------       -----------
   Commitments and contingencies
   Partners' equity before adjustment for other comprehensive income ......        1,125,771         1,216,701
   Accumulated other comprehensive income .................................          (10,381)               --
                                                                                 -----------       -----------
     Total partners' equity................................................        1,115,390         1,216,701
                                                                                 -----------       -----------
    Total liabilities and partners' equity ................................      $ 2,513,363         2,551,237
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ----------------------------    ----------------------------
                                                                  2001            2000           2001          2000
                                                             ------------    ------------    ------------    ------------
REVENUES
  Rental .................................................   $     91,036    $     93,152    $    278,881    $    271,220
  Property management - third party ......................          1,102             987           3,469           2,828
  Landscape services - third party .......................          2,879           2,743           8,470           7,843
  Interest ...............................................            370             476           1,358           1,463
  Other ..................................................          3,732           3,872          11,686          12,762
                                                             ------------    ------------    ------------    ------------
         Total revenue ...................................         99,119         101,230         303,864         296,116
                                                             ------------    ------------    ------------    ------------
EXPENSES
  Property operating and maintenance (exclusive of items
    shown separately below) ..............................         34,704          34,017         105,680          96,906
  Depreciation expense ...................................         19,343          17,930          56,106          51,367
  Property management - third party ......................            924             731           2,834           2,249
  Landscape services - third party .......................          2,777           2,376           7,795           6,860
  Interest ...............................................         14,058          12,789          43,763          35,551
  Amortization of deferred loan costs ....................            513             413           1,456           1,196
  General and administrative .............................          3,395           2,678           9,802           6,806
  Minority interest in consolidated property partnerships            (527)           (381)         (1,344)         (1,195)
                                                             ------------    ------------    ------------    ------------
   Total expenses ........................................         75,187          70,553         226,092         199,740
                                                             ------------    ------------    ------------    ------------
  Income before net gain on sale of assets, cumulative
    effect of accounting change and extraordinary
    item .................................................         23,932          30,677          77,772          96,376
  Net gain on sale of assets .............................          8,179             958          23,950           1,627
                                                             ------------    ------------    ------------    ------------
  Income before cumulative effect of accounting
    change and extraordinary item ........................         32,111          31,635         101,722          98,003
  Cumulative effect of accounting change..................             --              --            (695)             --
  Extraordinary item .....................................             --              --             (88)             --
                                                             ------------    ------------    ------------    ------------
  Net income .............................................         32,111          31,635         100,939          98,003
  Distributions to preferred unitholders .................         (4,369)         (4,369)        (13,106)        (13,107)
                                                             ------------    ------------    ------------    ------------
  Net income available to common unitholders .............   $     27,742    $     27,266    $     87,833    $     84,896
                                                             ============    ============    ============    ============
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item (net of preferred
   distributions) ........................................   $       0.64    $       0.61    $       2.03    $       1.91
  Cumulative effect of accounting change .................             --              --           (0.02)             --
  Extraordinary item .....................................             --              --              --              --
                                                             ------------    ------------    ------------    ------------
  Net income available to common unitholders .............   $       0.64    $       0.61    $       2.01    $       1.91
                                                             ============    ============    ============    ============
  Weighted average common units outstanding ..............     43,054,521      44,738,392      43,631,222      44,480,261
                                                             ============    ============    ============    ============
EARNINGS PER COMMON UNIT - DILUTED
  Income before extraordinary item (net of
    preferred distributions) .............................   $       0.64    $       0.60    $       2.02    $       1.88
  Cumulative effect of accounting change..................             --              --           (0.02)             --
  Extraordinary item .....................................             --              --              --              --
                                                             ------------    ------------    ------------    ------------
  Net income available to common unitholders .............   $       0.64    $       0.60    $       2.00    $       1.88
                                                             ============    ============    ============    ============
  Weighted average common units outstanding ..............     43,339,907      45,604,167      43,888,606      45,167,298
                                                             ============    ============    ============    ============
  Distributions declared .................................   $       0.78    $       0.76    $       2.34    $       2.28
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

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                  GENERAL        LIMITED
                                                                  PARTNER        PARTNERS            TOTAL
                                                                 --------       -----------       -----------
PARTNERS' EQUITY, DECEMBER 31, 2000 .......................      $ 12,110       $ 1,204,591       $ 1,216,701
Contributions from the Company related to Dividend
    Reinvestment and Employee Stock Purchase Plans ........            84             8,312             8,396
Purchase of units .........................................            --           (86,069)          (86,069)
Distributions to preferred unitholders ....................            --           (13,106)          (13,106)
Distributions to common unitholders .......................        (1,012)         (100,192)         (101,204)

Comprehensive Income:
   Net income .............................................         1,009            99,930           100,939

   Transition adjustment for derivative instruments .......           (15)           (1,457)           (1,472)
   Change in derivative instrument value ..................           (89)           (8,820)           (8,909)
                                                                 --------       -----------       -----------
Total Comprehensive Income ................................           905            89,653            90,558


Contributions from the Company related to restricted shares
  issued, net of amortization of deferred compensation ....             1               113               114
                                                                 --------       -----------       -----------
PARTNERS' EQUITY, SEPTEMBER 30, 2001 ......................      $ 12,088       $ 1,103,302       $ 1,115,390
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            -------------------------
                                                                              2001            2000
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................      $ 100,939       $  98,003
Adjustments to reconcile net income to net cash provided
   By operating activities:
   Net gain on sale of assets ........................................        (23,950)         (1,627)
   Equity in loss of unconsolidated real estate entities .............             26              --
   Extraordinary item ................................................             88              --
   Depreciation ......................................................         56,106          51,367
   Amortization of deferred loan costs ...............................          1,456           1,196
   Cumulative effect of accounting change ............................            695              --
Changes in assets, (increase) decrease in
   Restricted cash ...................................................            (72)             45
   Other assets ......................................................         (4,607)        (12,719)
   Deferred charges ..................................................           (292)         (1,263)
Changes in liabilities, increase (decrease) in:
   Accrued interest payable ..........................................          5,108           6,249
   Accounts payable and accrued expenses .............................          8,419          10,827
   Security deposits and prepaid rents ...............................            (15)            887
                                                                            ---------       ---------
   Net cash provided by operating activities .........................        143,901         152,965
                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets,
   net of payables ...................................................       (173,571)       (279,371)
 Net proceeds from sale of assets ....................................        215,660          75,231
 Capitalized interest ................................................        (16,803)        (18,992)
 Recurring capital expenditures ......................................         (9,719)         (7,802)
 Corporate additions and improvements ................................         (1,850)         (1,991)
 Non-recurring capital expenditures ..................................         (1,220)         (2,336)
 Revenue generating capital expenditures .............................         (2,620)         (4,257)
 Investments in and advances to unconsolidated real estate
   entities ..........................................................         (6,820)             --
                                                                            ---------       ---------
 Net cash provided by (used in) investing activities .................          3,057        (239,518)
                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs ...........................................           (300)         (1,260)
Debt proceeds ........................................................        215,950         241,000
Debt payments ........................................................       (172,455)        (56,244)
Purchase of units ....................................................        (86,069)             --
Proceeds from contributions from the Company related to Dividend
   Reinvestment and Employee Stock Purchase Plans ....................          8,396          26,658
Distributions paid to preferred unitholders ..........................        (13,106)        (13,107)
Distributions paid to common unitholders .............................       (101,907)        (98,425)
                                                                            ---------       ---------
Net cash (used in) provided by financing activities ..................       (149,491)         98,622
                                                                            ---------       ---------
Net (decrease) increase in cash and cash equivalents .................         (2,533)         12,069
Cash and cash equivalents, beginning of period .......................          7,459           5,870
                                                                            ---------       ---------
Cash and cash equivalents, end of period .............................      $   4,926       $  17,939
                                                                            =========       =========

                    The accompanying notes are an integral
               part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
------------------------------------------------------------------------------


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

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         As of September 30, 2001 the Operating Partnership had $323,000 aggregate principal amount of notes outstanding under a Medium Term Note Program. Medium Term Notes of $37,000 and $30,000 were repaid on April 2, 2001 and June 7, 2001, respectively.

3.       SALE OF ASSETS AND ASSETS HELD FOR SALE

         At December 31, 2000, the Operating Partnership had four communities, two commercial properties and one tract of land held for sale. During the first three quarters of 2001, the Operating Partnership authorized the sale of five communities and 11 tracts of land consisting of: three communities and six tracts of land in Dallas, Texas, two communities in Atlanta, Georgia, two tracts of land in Charlotte, North Carolina, one tract in Phoenix, Arizona, one tract in Tampa, Florida and one tract in Denver Colorado. The Operating Partnership also reclassified from assets held for sale two communities located in Dallas, Texas.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
------------------------------------------------------------------------------


    The table below summarizes the current year sale of assets through September 30, 2001:

        PROPERTY        NUMBER OF UNITS    DATE SOLD        LOCATION                   GROSS PROCEEDS        NET PROCEEDS
        --------        ---------------    ---------        ---------                  --------------        ------------
   Post Creek                 810            April           Atlanta, GA                   $ 67,250            $ 66,641
   The Lee                     80            May             Nashville, TN                    3,950               3,839
   Post Lakeside              327            May             Dallas, TX                      22,470              22,124
   Post Winsted               314            May             Dallas, TX                      20,263              19,949
   Post Shores                908            June            Dallas, TX                      76,750              75,774
   Post Pointe                360            September       Atlanta, GA                     22,400              22,116
   Land Parcel                N/A            May             Charlotte, NC                    1,942               1,876
   Land Parcel                N/A            March           Denver, CO                       1,155               1,137
   Land Parcel                N/A            August          Dallas, TX                       2,320               2,204
                                                                                           --------            --------
                                                                                           $218,500            $215,660
                                                                                           ========            ========

         As of September 30, 2001, assets held for sale included one community, two commercial properties and nine tracts of land consisting of land, buildings and improvements and furniture, fixtures and equipment and were recorded at $50,154, which represented the lower of depreciated cost or fair value less cost to sell. The Operating Partnership has recorded net gains of $8,179 and $23,950 for the three and nine months ended September 30, 2001, respectively. The net gains include reserves of $1,530 and $12,795 for the three and nine months ended September 30, 2001, respectively, to write down to fair market value the real estate assets designated as held for sale. The Operating Partnership expects the sale of the remaining assets to occur within the next 12 months.

         For the three months ended September 30, 2001 and 2000, the consolidated statement of operations includes revenue less operating and maintenance expense, exclusive of depreciation, of $918 and $1,022, respectively, from communities held for sale at September 30, 2001. For the nine months ended September 30, 2001 and 2000, the consolidated statement of operations includes revenue less operating and maintenance expense, exclusive of depreciation, of $2,863 and $2,924, respectively, from communities held for sale at September 30, 2001. Depreciation expense of $265 was recognized on these assets in 2001 prior to the assets being classified as held for sale. Depreciation expense has not been recognized subsequent to the date of held for sale classification.

4.       EARNINGS PER UNIT

         For the three and nine months ended September 30, 2001 and 2000, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per unit is as follows:

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                             -------------------------------       -------------------------------
                                                                   2001              2000              2001               2000
                                                             ------------       ------------       ------------       ------------
Basic and diluted income available to common
  Unitholders (numerator):
Income before cumulative effect of
  accounting change and extraordinary item ............      $     32,111       $     31,635       $    101,722       $     98,003
Less: Preferred unit distributions ....................            (4,369)            (4,369)           (13,106)           (13,107)
                                                             ------------       ------------       ------------       ------------
Income available to common unitholders
  before cumulative effect of accounting change and
  extraordinary item ..................................      $     27,742       $     27,266       $     88,616       $     84,896
                                                             ============       ============       ============       ============
Common units (denominator):
Weighted average units outstanding - basic ............        43,054,521         44,738,392         43,631,222         44,480,261
Incremental units from assumed conversion
  of options ..........................................           285,386            865,775            257,384            687,037
                                                             ------------       ------------       ------------       ------------
Weighted average units outstanding - diluted ..........        43,339,907         45,604,167         43,888,606         45,167,298
                                                             ============       ============       ============       ============

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
------------------------------------------------------------------------------


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

         At September 30, 2001 the Operating Partnership has outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. For the nine months ended September 30, 2001, the Operating Partnership recorded the unrealized net loss of $8,909 on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a partners' equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $8,909 was comprised of an unrealized net loss of $3,134 for the three months ended March 31, 2001, an unrealized net gain of $2,622 for the three months ended June 30, 2001 and an unrealized net loss of $8,397 for the three months ended September 30, 2001. In addition, the Operating Partnership recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the nine months ended September 30, 2001. This charge against earnings during the period and the fair value of the interest rate cap agreements as of September 30, 2001 were not significant to the Operating Partnership's financial position or results of operations. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $1,698.

         The Financial Accounting Standards Board ("FASB") has issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Operating Partnership believes the provisions of Statement No. 144 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
------------------------------------------------------------------------------


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

         On November 7, 2001, the Operating Partnership sold Post Landscape Group, Inc., a subsidiary entity that provides landscape maintenance, design and installation services to third parties. In addition, the Operating Partnership has agreed to sell its apartment community management division, RAM Partners Inc. ("RAM") by year-end. The Operating Partnership intends to finance these purchases over a five to seven year period. The related purchase notes amortize on, or approximately on, a 10-year schedule with a balloon payment due at the end of year five. Two one-year renewal options are available. Under generally accepted accounting principles, any gain on sale will not be recorded until such time the conditions for gain recognition are met. Until such time, the net assets of these divisions will be carried on the Operating Partnership balance sheet at book value.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
------------------------------------------------------------------------------


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

Summarized financial information concerning the Operating Partnership's reportable segments is shown in the following tables.


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ------------------------       -------------------------
                                                               2001            2000            2001           2000
                                                             --------       ---------       ---------       ---------
REVENUES
Fully stabilized communities ..........................      $ 64,864       $  64,414       $ 194,827       $ 190,572
Communities stabilized during 2000 ....................        11,616          10,777          35,131          27,788
Development and lease-up communities ..................        12,216           5,097          31,576          11,226
Communities held for sale .............................         1,552           1,591           4,714           4,615
Sold communities ......................................           735          11,558          12,538          36,389
Third party services ..................................         3,981           3,730          11,939          10,671
Other .................................................         4,155           4,063          13,139          14,855
                                                             --------       ---------       ---------       ---------

Consolidated revenues .................................      $ 99,119       $ 101,230       $ 303,864       $ 296,116
                                                             ========       =========       =========       =========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities ..........................      $ 43,545       $  44,577       $ 132,614       $ 132,835
Communities stabilized during 2000 ....................         7,494           7,210          23,186          18,137
Development and lease-up communities ..................         7,730           2,692          18,985           5,523
Communities held for sale .............................           918           1,022           2,863           2,924
Sold communities ......................................           437           7,825           7,864          25,165
Third party services ..................................           280             623           1,310           1,562
                                                             --------       ---------       ---------       ---------

Contribution to FFO ...................................        60,404          63,949         186,822         186,146
                                                             --------       ---------       ---------       ---------

Other operating income, net of expense ................          (449)           (539)         (1,321)          2,207
Depreciation on non-real estate assets ................          (611)           (583)         (1,857)         (1,794)
Minority interest in consolidated property
partnerships ..........................................           527             381           1,344           1,195
Interest expense ......................................       (14,058)        (12,789)        (43,763)        (35,551)
Amortization of deferred loan costs ...................          (513)           (413)         (1,456)         (1,196)
General and administrative ............................        (3,395)         (2,678)         (9,802)         (6,806)
Distributions to preferred unitholders ................        (4,369)         (4,369)        (13,106)        (13,107)
                                                             --------       ---------       ---------       ---------

Total FFO .............................................        37,536          42,959         116,861         131,094
                                                             --------       ---------       ---------       ---------

Depreciation on real estate assets ....................       (17,973)        (16,651)        (52,195)        (47,825)
Net gain on sale of assets ............................         8,179             958          23,950           1,627
Distributions to preferred unitholders ................         4,369           4,369          13,106          13,107
                                                             --------       ---------       ---------       ---------
Income before cumulative effect of accounting
change, extraordinary item and preferred
distributions .........................................      $ 32,111       $  31,635       $ 101,722       $  98,003
                                                             ========       =========       =========       =========

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
------------------------------------------------------------------------------

7.       PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

         In the fourth quarter of 2000, management decided to restrict its development activities to fewer markets, refine its development strategy, exit the for-sale housing business and make changes in its executive management team.

         Employees affected by the management changes were primarily four executives and five accounting department employees in the Dallas regional office.

         The following table summarizes the activity relating to the unpaid severance charges during the three months ended September 30, 2001:

            Severance accrual at December 31, 2000             $  2,250
            Severance payment during first quarter 2001           1,382
            Severance payment during second quarter 2001            631
            Severance payment during third quarter 2001             166
                                                               --------
            Severance accrual at September 30, 2001            $     71
                                                               ========

8.       INVESTMENTS IN REAL ESTATE ENTITIES:

         In April 2001, the Operating Partnership contributed two apartment communities under development in Atlanta, Georgia to joint ventures with an institutional investor. The Operating Partnership holds a 35% equity interest in the joint ventures. The total estimated development cost of the joint venture properties of $67,000 is being funded through partner equity contributions proportionate to the partners' ownership interest and through construction financing provided by the Operating Partnership. No gain or loss was recognized on the Operating Partnership's contribution to the joint ventures. The Operating Partnership provides real estate services (development, construction and property management) to the joint ventures. The Operating Partnership accounts for these joint ventures using the equity method of accounting.

         At September 30, 2001, the Operating Partnership's investment in and advances to the joint ventures accounted for using the equity method totaled $36,377. The combined total assets, liabilities and equity of the joint ventures accounted for using the equity method at September 30, 2001, were $48,890, $35,876 and $13,014, respectively. During the third quarter of 2001, one of the communities commenced its initial rental operations. The Operating Partnership recorded equity in loss from this joint venture totaling $26 during the third quarter. Such equity in loss is included in other revenue in the accompanying consolidated financial statements.

         In the third quarter of 2001, the Operating Partnership commenced the development of a 138-unit apartment community in New York, New York, through an entity that will be approximately 64% owned by the Operating Partnership. Total estimated development costs of approximately $52,000 are being funded through partner equity contributions proportionate to the partners' ownership interest and through construction financing provided by the Operating Partnership. Through September 30, 2001, total development costs were approximately $11,000. The financial statements of this majority owned entity are consolidated with the accompanying consolidated financial statements of the Operating Partnership. For cash flow purposes, investments in and advances to unconsolidated entities excludes non-cash contributions of $29,583 for the nine months ended September 30, 2001.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


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

As of September 30, 2001, there were 42,004,729 units in the Operating Partnership outstanding, of which 36,860,834 or 87.8%, were owned by the Company and 5,143,895, or 12.2%, were owned by other limited partners (including certain officers and directors of the Company). As of September 30, 2001, there were 7,800,000 preferred units outstanding, of which 5,000,000 were owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The Company recorded net income available to common shareholders of $24,420 and $77,431 for the three and nine months ended September 30, 2001, respectively, which represent increases of 1.3% and 3.2%, respectively, over the corresponding periods in 2000 primarily as a result of net gains from the sale of assets.

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

As of September 30, 2001, the Company's portfolio of apartment communities consisted of the following: (i) 66 communities which were completed and stabilized for all of the current and prior year, (ii) ten communities which achieved full stabilization during the prior year, (iii) 18 communities either stabilized in the current year or presently in the development or lease-up stages and (iv) one community that is currently held for sale.

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

Since its inception, the Company has applied an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the three and nine months ended September 30, 2001 were $488 and $2,256, respectively. Lease up deficits for the three and nine months ended September 30, 2000 were $521 and $2,138, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 2000.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and nine months ended September 30, 2001 and 2000 is summarized as follows:


                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                        -------------------------------       -----------------------------------
                                                          2001        2000      %CHANGE         2001           2000      %CHANGE
                                                        --------   --------    --------       --------      --------     --------
Rental and other revenue:
Mature communities (1) ...........................      $64,864    $ 64,414        0.7%       $194,827      $190,572         2.2%
Communities stabilized during 2000 ...............       11,616      10,777        7.8%         35,131        27,788        26.4%
Development and lease-up communities (2) .........       12,216       5,097      139.7%         31,576        11,226       181.3%
Communities held for sale (3) ....................        1,552       1,591       (2.5)%         4,714         4,615         2.1%
Sold communities (4) .............................          735      11,558      (93.3)%        12,538        36,389       (65.5)%
Other revenue (5) ................................        3,785       3,587        5.5%         11,781        13,392       (12.0)%
                                                        -------    --------                   --------      --------
                                                         94,768      97,024       (2.3)%       290,567       283,982         2.3%
                                                        -------    --------                   --------      --------
Property operating and maintenance expense
(exclusive of depreciation and
amortization):
Mature communities (1) ...........................       21,319      19,837        7.5%         62,213        57,737         7.8%
Communities stabilized during 2000 ...............        4,122       3,567       15.6%         11,945         9,651        23.8%
Development and lease-up communities (2) .........        4,486       2,405       86.5%         12,591         5,703       120.8%
Communities held for sale (3) ....................          634         569       11.4%          1,851         1,691         9.5%
Sold communities (4) .............................          298       3,733      (92.0)%         4,674        11,224       (58.4)%
Other expenses (6) ...............................        3,845       3,906       (1.5)%        12,406        10,900        13.8%
                                                        -------    --------                   --------      --------
                                                         34,704      34,017        2.0%        105,680        96,906         9.1%
                                                        -------    --------                   --------      --------
Revenue in excess of specified expense ...........      $60,064    $ 63,007       (4.7)%      $184,887      $187,076        (1.2)%
                                                        =======    ========                   ========      ========
Recurring capital expenditures: (7)
  Carpet .........................................      $   793    $    777        2.1%       $  2,192      $  2,187         0.2%
  Other ..........................................        1,987       2,563      (22.5)%         7,527         5,615        34.1%
                                                        -------    --------                   --------      --------
  Total ..........................................      $ 2,780    $  3,340      (16.8)%      $  9,719      $  7,802        24.6%
                                                        =======    ========                   ========      ========
Average apartment units in service ...............       31,318      31,763       (1.4)%        31,777        31,254         1.7%
                                                        =======    ========                   ========      ========
Recurring capital expenditures per
  apartment unit .................................      $    89    $    105      (15.2)%      $    306      $    250        22.4%
                                                        =======    ========                   ========      ========


(1)  Communities which reached stabilization prior to January 1, 2000.
(2) Communities in the "construction", "development" or "lease-up" stage during 2000 and, therefore, not considered fully stabilized for all of the periods presented.
(3)  Includes one community and two commercial properties in Texas.
(4) Includes one community containing 213 units which was sold February 4, 2000, three communities containing 983 units which were sold on September 6, 2000, two communities containing 367 units which were sold November 9, 2000, one community containing 296 units which was sold December 21, 2000, one community containing 125 units which was sold December 28, 2000, one community containing 810 units which was sold April 10, 2001, one community containing 80 units which was sold May 1, 2001, one community containing 327 units which was sold May 10, 2001, one community containing 314 units which was sold May 23, 2001, one community containing 908 units which was sold June 21, 2001, and one community containing 360 units which was sold on September 25, 2001.
(5) Includes revenue from furnished apartment rentals above the unfurnished rental rates, revenue from commercial properties and other revenue not directly related to property operations.
(6) Includes certain indirect central office operating expenses related to management, ground maintenance, costs associated with furnished apartment rentals and operating expenses from commercial properties.
(7) In addition to these expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset or substantially extending the useful life of an existing asset, all of which are capitalized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



For the three months ended September 30, 2001, rental and other revenue decreased $2,256, or 2.3%, compared to the same period in the prior year primarily as a result of asset sales partially offset by the completion and lease-up of new communities. For the nine months ended September 30, 2001, rental and other revenue increased $6,585, or 2.3% compared to the same period in the prior year primarily as a result of the completion and lease-up of new communities and increased rental rates for existing communities partially offset by asset sales. For the three and nine months ended September 30, 2001, property operating and maintenance expenses increased $687, or 2.0%, and $8,774, or 9.1%, respectively, compared to the same periods in the prior year, primarily due to the completion of new communities and increases in personnel costs, real estate taxes and insurance in the mature communities.

For the three months ended September 30, 2001, recurring capital expenditures decreased $560, or 16.8% ($16, or 15.2% on a per unit apartment basis), compared to the same period in the prior year, primarily due to the timing of capital expenditures. For the nine months ended September 30, 2001, recurring capital expenditures increased $1,917, or 24.6% ($56, or 22.4% on a per unit apartment basis) compared to the same period in the prior year, primarily due to additional units placed in service and the extent of scheduled capital improvements.

MATURE COMMUNITIES

The Company defines mature communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 66 communities containing an aggregate of 22,612 units, which were fully stabilized as of January 1, 2000, is summarized as follows:

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                   ---------------------------------    ------------------------------------
                                                                                 %                                      %
                                                    2001          2000        CHANGE       2001           2000        CHANGE
                                                   -------       -------      ------     --------       --------      ------
Rental and other revenue (1) ................      $64,864       $64,414        0.7%     $194,827       $190,572       2.2%
Property operating and maintenance
  expense (exclusive of depreciation and
  amortization) (1) .........................       21,319        19,837        7.5%       62,213         57,737       7.8%
                                                   -------       -------                 --------       --------
Revenue in excess of specified expense ......      $43,545       $44,577       (2.3)%    $132,614       $132,835      (0.2)%
                                                   -------       -------                 --------       --------
Recurring capital expenditures: (2)
  Carpet ....................................      $   745       $   653       14.1%     $  1,887       $  1,776       6.3%
  Other .....................................        1,810         2,211      (18.1)%       6,357          4,824      31.8%
                                                   -------       -------                 --------       --------
  Total .....................................      $ 2,555       $ 2,864      (10.8)%    $  8,244       $  6,600      24.9%
                                                   =======       =======                 ========       ========
Recurring capital expenditures per
  apartment unit (3) ........................      $   113       $   127      (11.0)%    $    365       $    292      25.0%
                                                   =======       =======                 ========       ========
Average economic occupancy (4) ..............         95.1%         97.1%      (2.1)%        95.4%          96.8%     (1.4)%
                                                   =======       =======                 ========       ========
Average monthly rental rate per
  apartment unit (5) ........................      $   957       $   940        1.8%     $    954       $    932       2.3%
                                                   =======       =======                 ========       ========
Apartment units in service ..................       22,612        22,612                   22,612         22,612
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

(3) In addition to such capitalized expenditures, the Company expensed $205 and $176 per unit on building maintenance (inclusive of direct salaries) and $59 and $58 per unit on landscaping (inclusive of direct salaries) for the three months ended September 30, 2001 and 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



(4) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 94.1% and 95.2% for the three months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001 and 2000, concessions were $401 and $1,020, respectively, and employee discounts were $212 and $229, respectively.

(5) Average monthly rental rate is defined as the average of the gross actual rates for occupied units and the anticipated rental rates for unoccupied units.

For the three and nine months ended September 30, 2001, rental and other revenue increased $450, or 0.7%, and $4,255, or 2.2%, respectively, compared to the same periods in the prior year, primarily due to increased rental rates partially offset by the impact of lower average occupancy between periods. For the three and nine months ended September 30, 2001, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,482, or 7.5%, and $4,476, or 7.8%, respectively, compared to the same periods in the prior year, primarily as a result of increased personnel expense, real estate taxes and insurance.

For the three months ended September 30, 2001, recurring capital expenditures per unit decreased $14, or 11.0%, compared to the same period in the prior year, as a result of the timing of expenditures. For the nine months ended September 30, 2001, recurring capital expenditures increased $73, or 25%, compared to the same period in the prior year as a result of the extent of scheduled capital improvements.

THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three and nine months ended September 30, 2001 and 2000 is summarized as follows:


                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                             --------------------------------     -----------------------------
                                               2001        2000       %CHANGE       2001        2000    %CHANGE
                                             --------   ---------     -------     --------   ---------  -------
Property management and other revenue..      $  1,102   $     987       11.7%     $  3,469   $   2,828   22.7%
Property management expense............           924         731       26.4%        2,834       2,249   26.0%
Depreciation expense...................             8           7       14.3%           23          21    9.5%
                                             --------   ---------                 --------   ---------
Revenue in excess of specified expense.      $    170   $     249      (31.7)%    $    612   $     558    9.7%
                                             ========   =========                 ========   =========
Average apartment units managed........        17,171      14,613       17.5%       16,558      14,114   17.3%
                                             ========   =========                 ========   =========

The decrease in revenue in excess of specified expense for the three months ended September 30, 2001 compared to the same period in the prior year is primarily attributable to increased expenses associated with the procurement of new management contracts during the period. The increase in revenue in excess of specified expense for the nine months ended September 30, 2001 compared to the same period in the prior year is primarily attributable to an increase in the average number of units managed.

The Company has entered into an agreement to sell RAM to a group of its management. This transaction is expected to close by year-end (See footnote 7 to the accompanying consolidated financial statements).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc. ("Post Landscape Group"), formerly called Post Landscape Services, Inc.

The operating performance of Post Landscape Group for the three and nine months ended September 30, 2001 and 2000 is summarized as follows:


                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                           SEPTEMBER 30,
                                            -----------------------------------    ---------------------------------
                                              2001         2000       % CHANGE        2001        2000     % CHANGE
                                            ---------   ---------     ---------    ---------    ---------  ---------
Landscape services and other revenue......  $   2,879   $   2,743        5.0%      $   8,470    $   7,843      8.0%
Landscape services expense................      2,777       2,376       16.9%          7,795        6,860     13.6%
Depreciation expense......................        120          96       25.0%            339          273     24.2%
                                            ---------   ---------                  ---------    ---------
Revenue in excess of specified expense....  $    (18)   $     271     (106.6)%     $     336    $     710    (52.7)%
                                            =========   =========                  =========    =========

The decrease in revenue in excess of specified expense for the three and nine months ended September 30, 2001 compared to the same periods in the prior year is primarily attributable to a reduction in landscape installation volume resulting from a slow down in commercial construction in Post Landscape Group's markets.

On November 7, 2001, the Company sold Post Landscape Group to a group of its management (See footnote 7 to the accompanying consolidated financial statements).

OTHER EXPENSES

Depreciation expense increased $1,413, or 7.9%, and $4,739, or 9.2%, respectively, for the three and nine months ended September 30, 2001 compared to the same periods in the prior year, primarily as a result of an increase in units in service, additional leasehold improvements and technology expenditures.

General and administrative expense increased $717, or 26.8%, and $2,996, or 44.0%, respectively, for the three and nine months ended September 30, 2001, compared to the same period in the prior year, primarily as a result of reduced capitalization of overhead to a declining investment in communities under development, increased salary expense, insurance costs and internet infrastructure maintenance costs.

Interest expense increased $1,269, or 9.9%, and $8,212, or 23.1%, respectively, for the three and nine months ended September 30, 2001 compared to the same period in the prior year primarily due to an increase in debt used to fund the development and lease-up of new communities and the repurchase of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's net cash provided by operating activities decreased from $152,965 for the nine months ended September 30, 2000 to $143,901 for the nine months ended September 30, 2001, principally due to reduced operating income as a result of property sales and changes in working capital. Net cash provided by (used in) investing activities increased from ($239,518) in the nine months ended September 30, 2000 to $3,057 in the nine months ended September 30, 2001 principally due to decreased construction spending and greater proceeds from the sale of communities in 2001. The Company's net cash provided by (used in) financing activities decreased from $98,622 for the nine months ended September 30, 2000 to ($149,491) for the nine months ended September 30, 2001 primarily due to increased debt payments and treasury stock purchases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



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

At September 30, 2001, the Company had total indebtedness of $1,256,804, an increase of $43,495 from its total indebtedness at December 31, 2000, and cash and cash equivalents of $4,926. At September 30, 2001, the Company's indebtedness included approximately $229,974 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880 senior unsecured notes of $703,000, borrowings under it's revolving credit facility ("the Revolver") of $83,000 and other unsecured lines of credit and unsecured debt of $4,950.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of communities, joint ventures, or, possibly in connection with acquisitions of land or improved properties, units of the Operating Partnership. The Company believes that its net cash provided by operations, as supplemented by borrowings under its existing credit arrangements, will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

Lines Of Credit

The Company has three unsecured lines of credit with total availability of $525,000. As of September 30, 2001, there was $85,950 outstanding on these lines.

Medium Term Notes

As of September 30, 2001, the Operating Partnership had $323,000 aggregate principal amount of notes outstanding under a Medium Term Note Program. Medium Term Notes in the amounts of $37,000 and $30,000 were repaid on April 2, 2001 and June 7, 2001, respectively.

Fixed Rate Notes

On March 12, 2001, the Operating Partnership issued $50,000 of unsecured notes. These notes bear interest at 6.71% and mature March 13, 2006. Net proceeds of $49,700 were used to repay outstanding indebtedness and repurchase the Company's common stock.

Sale of Assets

During the first three-quarters of 2001, the Company sold six communities and three tracts of land for gross proceeds of $218,500. Net proceeds of approximately $215,660 were used to repay outstanding indebtedness and fund additional development projects.

Stock Repurchase Program

The Company's Board of Directors has approved the purchase of up to $200,000 of the Company's common stock and an additional $50,000 of preferred stock. Purchases will be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow, existing bank facilities and proceeds from asset sales. Through September 30, 2001, the Company has repurchased 3,087,600 shares of its common stock at a total cost of $112,689.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



Schedule of Indebtedness

The following table reflects the Company's indebtedness at September 30, 2001:

             DESCRIPTION                     LOCATION                 INTEREST RATE                DATE (1)        BALANCE
             -----------                     --------                 -------------                --------        -------
CONVENTIONAL FIXED RATE (SECURED)
Northwestern Mutual Life.................    Dallas, TX                    7.69%                    10/01/07          28,372
Northwestern Mutual Life.................    Dallas, TX                    7.69%                    10/01/07          50,712
Northwestern Mutual Life.................    Atlanta, GA                   6.50% (2)                03/01/09          47,918
Parkwood Townhomes(TM)....................   Dallas, TX                    7.375%                   04/01/14             772
FNMA.....................................    Atlanta, GA                   6.975% (3)               07/23/29         102,200
                                                                                                                  ----------
                                                                                                                     229,974
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R)Series 1995...............    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25           9,895
Post Valley(R)Series 1995................    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25          18,600
Post Brook(R)Series 1995.................    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25           4,300
Post Village(R)(Atlanta) Hills
  Series 1995                                Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25           7,000
Post Mill(R)Series 1995..................    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25          12,880
Post Canyon(R)Series 1996................    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25          16,845
Post Corners(R)Series 1996...............    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25          14,760
Post Bridge(R)...........................    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25          12,450
Post Village(R)(Atlanta) Gardens.........    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25          14,500
Post Chase(R)............................    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25          15,000
Post Walk(R).............................    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25          15,000
Post Lake(R).............................    Orlando, FL        "AAA" NON-AMT + .515% (4)(5)        06/01/25          28,500
Post Fountains at Lee Vista(R)...........    Orlando, FL        "AAA" NON-AMT + .515% (4)(5)        06/01/25          21,500
Post Village(R)(Atlanta) Fountains
   And Meadows...........................    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25          26,000
Post Court(R)............................    Atlanta, GA        "AAA" NON-AMT + .515% (4)(5)        06/01/25          18,650
                                                                                                                  ----------
                                                                                                                     235,880
SENIOR NOTES (UNSECURED)
Northwestern Mutual Life.................      N/A                       8.37%                      06/07/02          20,000
Senior Notes.............................      N/A                       7.25%                      10/01/03         100,000
Medium Term Notes........................      N/A                       7.30%                      04/01/04          13,000
Medium Term Notes........................      N/A                       6.69%                      09/22/04          10,000
Medium Term Notes........................      N/A                       7.28% (6)                  02/01/05          25,000
Medium Term Notes........................      N/A                       8.12%                      06/15/05         150,000
Medium Term Notes........................      N/A                       6.78%                      09/22/05          25,000
Senior Notes.............................      N/A                       6.71%                      03/13/06          50,000
Senior Notes.............................      N/A                       7.50%                      10/01/06          25,000
Senior Notes.............................      N/A                       7.70%                      12/20/10         185,000
Mandatory Par Put Remarketed
Securities...............................      N/A                       6.85% (7)                  03/16/15         100,000
                                                                                                                  ----------
                                                                                                                     703,000
LINES OF CREDIT AND OTHER
UNSECURED DEBT

Cash Management Line.....................      N/A           LIBOR + .675% or prime minus .25%      02/13/02           2,950
                                                              LIBOR + .750% or prime minus
Revolver - Syndicated ...................      N/A                      .25%(8)                     04/30/04          83,000
City of Phoenix..........................      N/A                     5.00% (9)                    03/01/21           2,000
                                                                                                                  ----------

                                                                                                                      87,950

TOTAL....................................                                                                         $1,256,804
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

(5) These bonds are cross-collateralized. The Company purchased an interest rate cap that limits exposure to increases in the base rate to 5%.

(6) The Company entered into a swap transaction that fixed the rate on the note of 7.28%, inclusive of credit enhancement and other fees, through maturity.

(7) The annual interest rate on these securities to March 16, 2005 is 6.85%. On this date, they are subject to mandatory tender for remarketing.

(8) Represents stated rate. The Company may also make "money market" loans of up to $160,000 at rates below the stated rate. At September 30, 2001, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 3.84%.

(9) This loan is interest-free for the first three years, with interest at 5.00% thereafter. Repayment commenced on March 1, 2001 subject to the conditions set forth in the Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



Dividend Reinvestment Plan

During the third quarter, the Company announced the adoption of a dividend reinvestment and stock purchase plan. The plan is available to all shareholders of the Company and allows shareholders to acquire additional shares of the Company's common stock through the reinvestment of regular quarterly dividends and optional cash payments. The Company currently plans to purchase the required additional shares on the open market as allowed under this plan.

Current Development Activity

The Company's apartment communities under development or in initial lease-up are summarized in the following table:

                                                         ESTIMATED                   ESTIMATED                   ESTIMATED
                                             # OF       QUARTER OF                  QUARTER OF                  QUARTER OF
    METROPOLITAN AREA                        UNITS   CONSTRUCTION START         FIRST UNITS AVAILABLE       STABILIZED OCCUPANCY
    -----------------                        -----   ------------------         ---------------------       --------------------

    WHOLLY OWNED CONSTRUCTION/LEASE-UP
    COMMUNITIES:

    CHARLOTTE, NC
    Post Gateway Place II...............       204          3Q'00                       4Q'01                       4Q'02
    SUBTOTAL

    TAMPA, FL
    Post Harbour Place III..............       259          2Q'01                       2Q'02                       2Q'03


    HOUSTON, TX
    Post Midtown Square(TM)(II)...........     193          1Q'00                       4Q'00                       4Q'01

    DENVER, CO
    Post Uptown Square(TM)(II)............     247          1Q'00                       4Q'01                       4Q'02
    SUBTOTAL

    WASHINGTON, D.C.
    Post Pentagon Row...................       504          2Q'99                       2Q'01                       3Q'02
    Post Massachusetts Avenue...........       269          2Q'01                       1Q'03                       4Q'03
                                             -----
    SUBTOTAL                                   773
                                             -----

    PASADENA, CA
    Post Paseo Colorado.................       387          2Q'00                       2Q'02                       2Q'03

    Subtotal Wholly-Owned
                                             -----
    Construction/Lease-up Communities        2,063
                                             =====
    CO-INVESTMENT
    CONSTRUCTION/LEASE-UP
    COMMUNITIES

    ATLANTA, GA
    Post Peachtree(TM)(1).................     121          2Q'00                       3Q'01                       2Q'02
    Post Biltmore (1)...................       276          3Q'00                       4Q'01                       4Q'02
                                             -----
    SUBTOTAL                                   397
                                             -----

    NEW YORK, NY
    Post Luminaria (2)                                      3Q'01                       3Q'02                       2Q'03

                                               138
                                             -----
    Subtotal Co-Investment
    Construction/Lease-up Communities
                                               535
    TOTAL                                    -----
                                             2,598
                                             =====

The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in some of its primary market areas.

(1) Effective April 2001, these communities are being developed as a joint venture (the Company's equity ownership is 35%).

(2) This development is structured through joint ventures, with the Company and an outside developer contributing approximately 70% of the equity and a landowner contributing the balance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



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

Acquisition of assets and community improvement expenditures for the three and nine months ended September 30, 2001 and 2000 are summarized as follows:


                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                        ----------------------      ----------------------
                                                          2001          2000          2001          2000
                                                        --------      --------      --------      --------
New community development and acquisition activity      $ 63,207      $112,384      $186,545      $303,038
Non-recurring capital expenditures:
  Revenue generating additions and improvements              612         2,068         2,620         4,257
  Other community additions and improvements                 401           898         1,220         2,336
Recurring capital expenditures:
  Carpet replacements                                        793           777         2,192         2,187
  Community additions and improvements                     1,987         2,563         7,527         5,615
  Corporate additions and improvements                       610           665         1,850         1,991
                                                        --------      --------      --------      --------
                                                        $ 67,610      $119,355      $201,954      $319,424
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



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

At September 30, 2001, the Company has outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. For the nine months ended September 30, 2001, the Company recorded the unrealized net loss of $7,845, net of minority interest, on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a shareholders' equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $7,845 was comprised of an unrealized net loss of $2,764, net of minority interest, for the three months ended March 31, 2001, an unrealized net gain of $2,314, net of minority interest, for the three months ended June 30, 2001 and an unrealized net loss of $7,395, net of minority interest, for the three months ended September 30, 2001. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the nine months ended September 30, 2001. This charge against earnings during the period and the fair value of the interest rate cap agreements as of September 30, 2001 were not significant to the Company's financial position or results of operations. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $1,698.

The Financial Accounting Standards Board ("FASB") has issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes the provisions of Statement No. 144 will not have a significant effect on the Company's results of operations or its financial position.

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

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations

The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Effective January 1, 2000, FFO is defined by the National Association of Real Estate Trusts as net income available to common shareholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO and CAD for the three and nine months ended September 30, 2001 and 2000 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -----------------------------     ------------------------------
                                                                2001             2000             2001             2000
                                                            ------------     ------------     ------------     ------------

Net income available to common shareholders ............    $     24,420     $     24,110     $     77,431     $     74,997
   Cumulative effect of accounting change, net of
   minority interest ...................................              --               --              613               --
   Extraordinary item, net of minority interest ........              --               --               77               --
   Net gain on sale of assets (1) ......................          (8,179)            (958)         (23,950)          (1,627)
   Minority interest of common unitholders in
    Operating Partnership ..............................           3,322            3,156           10,495            9,899
                                                            ------------     ------------     ------------     ------------
Adjusted net income ....................................          19,563           26,308           64,666           83,269
   Depreciation of real estate assets (2) ..............          17,973           16,651           52,195           47,825
                                                            ------------     ------------     ------------     ------------
Funds from Operations (3) ..............................          37,536           42,959          116,861          131,094
Recurring capital expenditures (4) .....................          (2,780)          (3,340)          (9,719)          (7,802)
Non-recurring capital expenditures (5) .................            (401)            (898)          (1,220)          (2,336)
Loan amortization payments .............................            (772)          (1,027)          (2,320)          (1,626)
                                                            ------------     ------------     ------------     ------------
Cash Available for Distribution ........................    $     33,583     $     37,694     $    103,602     $    119,330
                                                            ============     ============     ============     ============
Revenue generating capital expenditures (6) ............    $        612     $      2,068     $      2,620     $      4,257
                                                            ============     ============     ============     ============

Cash Flow Provided By (Used In):
Operating activities ...................................    $     58,959     $     63,941     $    143,901     $    152,965
Investing activities ...................................    $    (50,934)    $    (75,388)    $      3,057     $   (239,518)
Financing activities ...................................    $    (17,368)    $     14,172     $   (149,491)    $     98,622

Weighted average common shares outstanding - basic .....      37,899,668       39,556,981       38,463,672       39,293,302
                                                            ============     ============     ============     ============
Weighted average common shares and units
outstanding - basic ....................................      43,054,521       44,738,392       43,631,222       44,480,261
                                                            ============     ============     ============     ============
Weighted average common shares outstanding - diluted ...      38,185,054       40,422,756       38,721,056       39,980,339
                                                            ============     ============     ============     ============
Weighted average common shares and units
outstanding - diluted ..................................      43,339,907       45,604,167       43,888,606       45,167,298
                                                            ============     ============     ============     ============

(1) Net gain on sale of assets includes reserves of $1,530 and $12,795 for the three and nine months ended September 30, 2001, respectively, to write down to fair market value real estate assets designated as held for sale.

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

(4) Recurring capital expenditures consisted primarily of $793 and $777 of carpet replacement and $1,987 and $2,563 of other additions and improvements to existing communities for the three months ended September 30, 2001 and 2000, respectively and $2,192 and $2,187 of carpet replacement and $7,527 and $5,615 of other additions and improvements to existing communities for the nine months ended September 30, 2001 and 2000, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)



         $610 and $665 for the three months ended September 30, 2001 and 2000, respectively, and $1,850 and $1,991 for the nine months ended September 30, 2001 and 2000, respectively, are excluded from the calculation of CAD.

(5) Non-recurring capital expenditures consisted of community additions and improvements of $401 and $898 for the three months ended September 30, 2001 and 2000, respectively, and $1,220 and $2,336 for the nine months ended September 30, 2001 and 2000, respectively.

(6) Revenue generating capital expenditures are primarily comprised of major renovations of communities.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At September 30, 2001, the Company had $235,880 in variable tax-exempt debt tied to "AAA" NON-AMT. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. At September 30, 2001, the Company had $934,974 of fixed rate debt outstanding. The value of the fixed rate debt has not changed significantly since December 31, 2000. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

- Use treasury locks where appropriate to fix rates on anticipated debt transactions, and

- Take advantage of favorable market conditions for issuance of long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives. The following table summarizes the notional values and fair values of the Company's derivative financial instruments of September 30, 2001. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                          Average
                                                          Pay Rate/        Expected                Fair
Interest Rate Derivatives        Notional Amount          Cap Rate         Settlement Date         Value
-------------------------        ---------------          --------         ---------------         -----

Interest Rate Swaps
  Variable to fixed              $104,000 amortizing
                                 to $90,270               6.04%            07/31/09               $ (8,220)

  Variable to fixed              25,000                   6.53%            02/01/05                 (2,162)

Interest rate cap                76,000                   5.00%            02/01/03                      3

Interest rate cap                141,230                  5.00%            02/01/03                      5

Interest rate cap                $18,650                  5.00%            02/01/03                      1

At September 30, 2001, the derivative instrument assets and liabilities were reported at their fair value in the Company's balance sheet.

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

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by either registrant during the three month period ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST PROPERTIES, INC.



November 14, 2001                        /s/ R. Gregory Fox
------------------------                 ----------------------------
          (Date)                         R. Gregory Fox
                                         Executive Vice President,
                                         Chief Financial Officer
                                         (Principal Financial Officer)




November 14, 2001                        /s/ Arthur J. Quirk
------------------------                 ----------------------------
          (Date)                         Arthur J. Quirk
                                         Vice President and Controller,
                                         Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST APARTMENT HOMES, L.P.
                                           By: Post GP Holdings, Inc., as
                                               General Partner



November 14, 2001                          /s/ R. Gregory Fox
------------------------                   ---------------------------------
          (Date)                           R. Gregory Fox
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (Principal Financial Officer)



November 14, 2001                          /s/ Arthur J. Quirk
------------------------                   ----------------------------
          (Date)                           Arthur J. Quirk
                                           Vice President and Controller,
                                           Chief Accounting Officer