Form 10-K
period 2001-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2002-03-29
CIK 903127, 1012271

 ===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           --------------------------
                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transmission period from ____ to ____
                         Commission file number 1-12080
                         Commission file number 0-28226
                           --------------------------
                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.
           (Exact name of registrants as specified in their charters)

               GEORGIA                                  58-1550675
               GEORGIA                                  58-2053632
    (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or                        Identification No.)
            organization)

            4401 NORTHSIDE PARKWAY, SUITE 800, ATLANTA, GEORGIA 30327
               (Address of principal executive office - zip code)
                                 (404) 846-5000
              (Registrant's telephone number, including area code)
                           --------------------------
           Securities registered pursuant to section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                              WHICH REGISTERED
       -------------------                         ------------------------
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

        Securities registered pursuant to Section 12(g) of the Act: None

                                                   NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                             WHICH REGISTERED
       -------------------                         ------------------------
  Units of Limited Partnership                               None
                           --------------------------
         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                Post Properties, Inc.          Yes [X]    No [ ]
                Post Apartment Homes, L.P.     Yes [X]    No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 20, 2002 was approximately $1,268,750,173. As of March 20, 2002, there were 36,871,554 shares of common stock, $.01 par value, outstanding.
                           --------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 23, 2002 are incorporated by reference in Part III.
================================================================================
                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                TABLE OF CONTENTS


ITEM                                         FINANCIAL INFORMATION                                             PAGE
 NO.                                                                                                            NO.
----                                                                                                           ----
       PART I

1.          Business ...................................................................................           1

2.          Properties .................................................................................          12

3.          Legal Proceedings ..........................................................................          15

4.          Submission of Matters to a Vote of Security Holders ........................................          15

X.          Executive Officers of the Registrant .......................................................          15

       PART II

5.          Market Price of the Registrant's Common Stock and Related Stockholder Matters ..............          17

6.          Selected Financial Data ....................................................................          18

7.          Management's Discussion and Analysis of Financial Condition and Results of Operations ......          22

7A.         Quantitative and Qualitative Disclosures about Market Risk .................................          36

8.          Financial Statements and Supplementary Data ................................................          37

9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......          37

       PART III

10.         Directors and Executive Officers of the Registrant .........................................          38

11.         Executive Compensation .....................................................................          38

12.         Security Ownership of Certain Beneficial Owners and Management .............................          38

13.         Certain Relationships and Related Transactions .............................................          38

       PART IV

14.         Exhibits, Financial Statements, Schedules and Reports on Form 8-K ..........................          39

                                     PART I


ITEM 1. BUSINESS

THE COMPANY

Post Properties, Inc. (the "Company") is one of the largest developers and operators of upscale multifamily apartment communities in the United States. The Company currently owns 87 stabilized communities (the "Communities") containing 30,062 apartment units located primarily in metropolitan Atlanta, Georgia; Dallas, Texas and Tampa Florida. In addition, the Company currently has under construction or in initial lease-up eight new communities and additions to two existing communities in the Atlanta, Georgia; Tampa, Florida; Denver, Colorado; Charlotte, North Carolina; New York City, New York; Pasadena, California and Washington D.C. metropolitan areas that will contain an aggregate of 2,604 apartment units upon completion. For the year ended December 31, 2001, the average economic occupancy rate (defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent) of the 76 Communities stabilized for the entire year was 94.5%. The average monthly rental rate per apartment unit at these Communities for December 2001 was $991. The Company is a fully integrated organization with multifamily development, operation and asset management expertise. The Company has approximately 1,235 employees, none of whom is a party to a collective bargaining agreement.

Since its founding in 1971, the Company has pursued three distinctive core business strategies that have remained substantially unchanged:

Investment Building
Investment building means taking a long-term view of the assets the Company creates. The Company develops communities with the intention of operating them for periods that are relatively long by the standards of the apartment industry. Key elements of the Company's investment building strategy include instilling a disciplined team approach to development decisions, selecting sites in urban infill locations in strong primary markets, consistently constructing new apartment communities with a uniformly high quality and conducting ongoing property improvements.

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

Service Orientation
The Company's mission statement is: "To provide the superior apartment living experience for our residents." By striving to provide a superior product and superior service, the Company believes that it will be able to achieve its long-term goals. The Company believes that it provides its residents with superior product and superior service through its uniformly high quality construction, selective urban infill locations, award winning landscaping and landscape courtyards with water features and numerous amenities, including on site business centers, on site courtesy officers, urban vegetable gardens and state of the art fitness centers. The Company believes that with the implementation of these strategies, multifamily properties in its primary markets have the potential over long term to provide investment returns that exceed national averages.

The Company is a self-administrated and self-managed equity real estate investment trust (a "REIT"). In 1993, the Company completed an initial public offering of its Common Stock (the "Initial Offering") and a business combination involving entities under varying common ownership. Proceeds from the Initial Offering were used by the Company, in part, to acquire a controlling interest in Post Apartment Homes, L.P. (the "Operating Partnership"), the Company's principal operating subsidiary,


                                   Post Properties, Inc.                       1
                                Post Apartment Homes, L.P.

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

The Company's and the Operating Partnership's executive officers are located at 4401 Northside Parkway, Suite 800, Atlanta, Georgia 30327 and their telephone number is (404) 846-5000. Post Properties, Inc., a Georgia corporation, was incorporated on January 25, 1984, and is the successor by merger to the original Post Properties, Inc., a Georgia corporation, which was formed in 1971. The Operating Partnership is a Georgia limited partnership that was formed in July 1993 for the purpose of consolidating the operating and development business of the Company and the Post(R) apartment portfolio described herein.

THE OPERATING PARTNERSHIP

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company's operations are conducted. At December 31, 2001, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 87.8% of the common units in the Operating Partnership ("Common Units") and 63.6% of the preferred Units (the "Perpetual Preferred Units"). The other limited partners of the Operating Partnership, who hold Common Units, are those persons (including certain officers and directors of the Company) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in the form of Common Units rather than receiving shares of Common Stock. Each Common Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connection with each such redemption (as had been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units or Perpetual Preferred Units, as appropriate, to the Company.

As the sole shareholder of the Operating Partnership's sole general partner, the Company has the exclusive power under the agreement of limited partnership of the Operating Partnership to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of the Common Units in connection with the sale of all or substantially all of the assets of the Operating Partnership or in connection with a dissolution of the Operating Partnership. The board of directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company. The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, for a period of 50 years without a vote of limited partners of the Operating Partnership. The Company's indirect limited and general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and loss of, the Operating Partnership in proportion to the Company's percentage interest therein and indirectly entitle the Company to vote on all matters requiring a vote of the limited partnership.

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. ("Post Services") was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership provides leasing, landscaping and property management services to third parties. Certain officers and directors of the Company received 99%, collectively, of the voting common stock of Post Services, and the Operating Partnership received 1% of the voting common stock and 100% of the nonvoting common stock of Post Services. The voting and nonvoting common stock of Post Services held by the Operating Partnership represents 99% of the equity interests therein. The voting common stock held by officers and directors in Post Services is subject to an agreement that is designed to ensure that the stock will be held by one or more officers of Post Services. The by-laws of Post Services provide that a majority of the board of directors of Post Services must be persons who are not employees, members of management or affiliates of the Company or its subsidiaries. This by-law provision cannot be amended without the vote of 100% of the outstanding voting common stock of Post Services. Post Services currently has the same board of directors as the Company.

For taxable years ending on or before December 31, 2000, the Operating Partnership could not own more than 10% of the voting stock of Post Services without causing the Company to fail to qualify as a REIT for federal income tax purposes. This restriction no longer applies to the voting stock of a "taxable REIT subsidiary" as defined in the Internal Revenue Code. The


                                   Post Properties, Inc.                       2
                                Post Apartment Homes, L.P.

Company and Post Services have filed a joint election to have Post Services treated as a taxable REIT subsidiary of the Company. This will enable the Operating Partnership to acquire all of the voting stock of Post Services without jeopardizing the company's status as a REIT. Management believes the Operating Partnership will acquire the remaining interest of Post Services in 2002.

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

Post Apartment Development
Post Apartment Development conducts the development and construction activities of the Company. These activities include site selection, zoning and regulatory approvals, project design and the full range of construction management services.

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

OPERATING SUBSIDIARIES

In periods prior to December 31, 2001, the Operating Partnership provided third party asset management and leasing services for multifamily properties not operating under the Post (R) name through RAM Partners, Inc. ("RAM"). Additionally in prior periods, the Operating Partnership provided landscape installation and maintenance services to third parties through Post Landscape Services, Inc. ("Post Landscape"). In the fourth quarter of 2001, the net assets and operating businesses of RAM and Post Landscape were sold to their respective management teams. The Company and the Operating Partnership will no longer provide these services to unaffiliated third parties. Instead, the Operating Partnership will focus its continuing efforts on its core business of owning, developing and managing Post (R) brand multifamily real estate assets.

HISTORY OF POST PROPERTIES, INC.

During the five-year period from January 1, 1997 through December 31, 2001, the Company and affiliates have developed and completed 11,545 apartment units in 26 apartment communities, acquired 6,296 units in 26 apartment communities (the acquisitions were a result of the merger with Columbia Realty Trust (the "Merger")) and sold 16 apartment communities containing an aggregate of 5,397 apartment units. Historically, the Company has primarily developed its apartment communities to the Company's specifications as opposed to buying or refurbishing existing properties built by others. The Company and its affiliates have sold apartment communities after holding them for investment periods that typically have been seven to twelve years after development. The following table shows the result of the Company's developments during this period:


                                   Post Properties, Inc.                       3
                                Post Apartment Homes, L.P.

                                                        2001            2000           1999            1998           1997
                                                     ---------       ---------       ---------      ---------      ---------
Units Completed                                          2,651           2,786           1,955          2,025          2,128
Units acquired (1)                                          --              --              --             --          6,296
Units sold                                              (2,799)         (1,984)           (198)            --           (416)
Total units owned by the Company and its affiliates     30,374          30,522          29,720         27,963         25,938
Total apartment rental income (in thousands)         $ 368,042       $ 365,895       $ 318,697      $ 275,755      $ 185,732

(1) As part of the Merger, the Company acquired 26 communities containing 6,296 units. Of the communities acquired in the Merger, 14 communities containing 3,916 units were built by Columbus and 12 communities containing 2,380 units were acquired by Columbus.

CURRENT DEVELOPMENT

The Company has under construction or in initial lease-up eight new communities and additions to two existing communities that will contain an aggregate of 2,604 units upon completion. The Company's communities under development or in initial lease-up are summarized in the following table:

                                                               ESTIMATED    AMOUNT   ESTIMATED      ESTIMATED     ESTIMATED
                                                             CONSTRUCTION   SPENT    QUARTER OF     QUARTER OF   QUARTER OF
                                                      # OF    COST ($ IN    AS OF   CONSTRUCTION    FIRST UNITS  STABILIZED
            METROPOLITAN AREA                        UNITS     MILLION)    12/31/01    START        AVAILABLE     OCCUPANCY
            -----------------                        -----   ------------  -------- -------------   -----------  ----------
WHOLLY OWNED CONSTRUCTION/LEASE-UP COMMUNITIES

CHARLOTTE, NC
Post Gateway Place II                                   204       $ 38       $ 30       3Q `00         4Q `01       1Q `03
                                                      -----
TAMPA, FL
Post Harbour Place III                                  259         35         15       2Q `01         2Q `02       2Q `03
                                                      -----
DENVER, CO
Post Uptown Square II                                   247         35         27       1Q `00         4Q `01       1Q `03
                                                      -----
WASHINGTON, DC
Post Pentagon Row                                       504         98         84       2Q `99         2Q `01       4Q `02
Post Massachusetts Avenue                               269         76         32       2Q `01         1Q `03       4Q `03
                                                      -----      -----      -----
                                                        773        174        116

                                                      -----      -----      -----
Subtotal Wholly Owned Construction/Lease-up
Communities                                           1,483       $282       $188
                                                      =====       ====       ====

CO-INVESTMENT CONSTRUCTION/LEASE-UP COMMUNITIES

ATLANTA, GA
Post Peachtree (a)                                      121       $ 31       $ 30       2Q `00         3Q `01       3Q `02
Post Biltmore (a)                                       276         37         29       3Q `00         4Q `01       1Q `03
                                                      -----      -----      -----
                                                        397         68         59
NEW YORK CITY, NY
Post Luminaria (b)                                      138         52         21       3Q `01         3Q `02       2Q `03
Post Toscana (c)                                        199         97         21       1Q `02         2Q `03       2Q `04
                                                      -----      -----      -----
                                                        337        149         42
PASADENA, CA
Post Paseo Colorado (a) (d)                             387         76         60       2Q `00         2Q `02       2Q `03
                                                      -----      -----      -----

Subtotal Co-Investment Construction/Lease-up
Communities                                           1,121        293        161
                                                      -----      -----      -----

CONSTRUCTION TOTALS                                   2,604        575        349
                                                      =====
  Less Partners' Portion                                          (110)       (84)
                                                                 -----      -----
POST PROPERTIES' FUNDING COMMITMENT                              $ 465      $ 265
                                                                 =====      =====

(a) These communities are being developed in joint ventures (Post equity ownership is 35 percent).
(b) This development is structured as a joint venture, with Post and its development partner contributing approximately 70% of the equity and a landowner contributing the balance.
(c) This development is structured as a joint venture, with Post and its development partner. Post will contribute substantially all of the capital to the joint venture.
(d) Increase in cost related to upgrading the planned apartment unit finishes.


                                   Post Properties, Inc.                       4
                                Post Apartment Homes, L.P.

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

AMERICANS WITH DISABILITIES ACT

The Communities and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company's Communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company believes that its properties comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Company's results or operations could be adversely affected.

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

The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. sec. 9601 et seq. ("CERCLA"), and applicable state superfund laws subject the owner or real property to claims or liability for the costs or removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation. Liability under CERCLA and applicable state superfund laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances on the property or at the facility. The presence of hazardous substances in amounts requiring response action or the failure to undertake remediation where it is necessary may adversely affect the owner's ability to sell real estate or borrow money using such real estate as collateral. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

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

The Company has not been notified by any governmental authority of any noncompliance, claim, or liability in connection with any of the Communities. The Company has not been notified of a claim for personal injury or property damage by a private party in connection with any of the Communities in connection with environmental conditions. The Company is not aware of any environmental condition with respect to any of the Communities that could be considered to be material.


                                   Post Properties, Inc.                       5
                                Post Apartment Homes, L.P.

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

UNFAVORABLE CHANGES IN APARTMENT MARKETS AND ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OCCUPANCY LEVELS AND RENTAL RATES.

Market and economic conditions in the various metropolitan areas of the United States where the Company operates may significantly affect occupancy levels and rental rates and therefore profitability. Factors that may adversely affect these conditions include the following:

- the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;
- local conditions, such as oversupply of, or reduced demand for, apartment homes;
- a future economic downturn that simultaneously affects one or more of the Company's geographic markets; o declines in household formation;
- rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs; and
- competition from other available apartments and other housing alternatives and changes in market rental rates.

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




                                   Post Properties, Inc.                       6
                                Post Apartment Homes, L.P.

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

POSSIBLE DIFFICULTY OF SELLING APARTMENT COMMUNITIES COULD LIMIT THE COMPANY'S OPERATIONAL AND FINANCIAL FLEXIBILITY.

Although the Company has experienced success in disposing of apartment communities that no longer meet its strategic objectives, market conditions could change and purchasers may not be willing to pay acceptable prices. A weak market may limit the Company's ability to change its portfolio promptly in response to changing economic conditions. Also, if the Company is unable to sell apartment communities or if it can only sell apartment communities at prices lower than are generally acceptable, then the Company may have to take on additional leverage in order to provide adequate capital to execute its development and construction strategy. Furthermore, a portion of the proceeds from the Company's overall property sales in the future may be held in escrow accounts in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code so that any related capital gain can be deferred for federal income tax purposes. As a result, the Company may not have immediate access to all of the cash flow generated from property sales.

CHANGING INTEREST RATES COULD INCREASE INTEREST COSTS AND COULD AFFECT THE MARKET PRICE OF THE COMPANY'S SECURITIES.

The Company has incurred, and expects to continue to incur, debt-bearing interest at rates that vary with market interest rates. Therefore, if interest rates increase, the Company's interest costs will rise to the extent its variable rate debt is not hedged effectively. In addition, an increase in market interest rates may lead purchasers of the Company's securities to demand a higher annual yield, which could adversely affect the market price of the Company's common and preferred stock and debt securities.

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


                                        Post Properties, Inc.                 7
                                     Post Apartment Homes, L.P.

Expenses associated with the Company's investment in a community, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagee. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2001, the Company had outstanding mortgage indebtedness of approximately $465,318, senior unsecured debt of approximately $703,000 and outstanding indebtedness under its lines of credit and other unsecured debt aggregating $168,202.

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


                                        Post Properties, Inc.                 8
                                     Post Apartment Homes, L.P.

pursue, and competitors may have greater resources than the Company. As a result, the Company may not be able to make attractive investments on favorable terms, which could adversely affect its growth.

INTEREST RATE HEDGING CONTRACTS MAY BE INEFFECTIVE AND MAY RESULT IN MATERIAL CHARGES.

From time to time when the Company anticipates issuing debt securities, it may seek to limit exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. The Company may do this to increase the predictability of its financing costs. Also, from time to time, the Company may rely on interest rate hedging contracts to limit its exposure under variable rate debt to unfavorable changes in market interest rates. If the pricing of new debt securities is not within the parameters of, or market interest rates produce a lower interest cost than the Company incurs under, a particular interest rate hedging contract, the contract is ineffective. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite the Company's efforts to minimize its exposure to interest rate fluctuations, the Company cannot guarantee that it will maintain coverage for all of its outstanding indebtedness at any particular time. If the Company does not effectively protect itself from this risk, it may be subject to increased interest costs resulting from interest rate fluctuations.

TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse effect on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our apartment communities could significantly affect our ability to operate those communities and thereby impair our ability to achieve our expected results. Further, the Company's insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact our business and operating results.

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

POTENTIAL LIABILITY FOR ENVIRONMENTAL CONTAMINATION COULD RESULT IN SUBSTANTIAL COSTS.

The Company is in the business of acquiring, developing, owning, operating and, from time to time, selling real estate. Under various federal, state and local environmental laws, as a current or former owner or operator, the Company could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous or toxic substances, often regardless of its knowledge of or responsibility for the contamination and solely by virtue of its current or former ownership or operation of the real estate. In addition, the Company could be held liable to a governmental authority or to third parties for property damage and for investigation and clean-up costs incurred in connection with the contamination. These costs could be substantial, and in many cases environmental laws create liens in favor of governmental authorities to secure their payment. The presence of such substances or a failure to properly remediate any resulting contamination could materially and adversely affect the Company's ability to borrow against, sell or rent an affected property.

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


                                        Post Properties, Inc.                9
                                     Post Apartment Homes, L.P.

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

THE COMPANY'S SHAREHOLDERS MAY NOT BE ABLE TO EFFECT A CHANGE IN CONTROL.

The articles of incorporation and bylaws of the Company, the partnership agreement of the Operating Partnership, and the Georgia Business Corporation Code contain a number of provisions that could delay, defer or prevent a transaction or a change in control that might involve a premium price for the Company's shareholders or otherwise be in their best interests, including the following:

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

Staggered Board. The Company's articles of incorporation provide that the board of directors will consist of eight members and can be increased or decreased after that according to its bylaws, provided that the total number of directors is not less than three nor more than 15. Pursuant to the Company's bylaws, the number of directors will be fixed by the board of directors within the limits in its articles of incorporation. The board of directors is divided into three classes of directors. Directors for each class are chosen for a three-year term. The staggered terms for directors may affect the Company's shareholders' ability to effect a change of control, even if a change of control would be in the interest of the shareholders.


                                        Post Properties, Inc.                 10
                                     Post Apartment Homes, L.P.

Preferred shares; classification or reclassification of unissued shares of capital stock without shareholder approval. The Company's articles of incorporation provide that the total number of shares of stock of all classes which it has authority to issue is 120,000,000, consisting of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 4,900,000 are outstanding as of December 31, 2001. The board of directors has the authority, without a vote of shareholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. The issuance of preferred stock or other shares having special preferences or rights could delay or prevent a change of control even if a change of control would be in the interests of the shareholders. Because the board of directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, the board of directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of the Company's common stock.

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

Georgia Anti-Takeover Statutes. The Georgia Business Corporation Code generally restricts a company from entering into certain business combinations with an interested shareholder for a period of five years after the date on which the shareholder becomes an interested shareholder unless (1) the transaction is approved by the board of directors of the company prior to the date the person becomes an interested shareholder, (2) the interested shareholder acquires 90% of the company's voting stock in the same transaction in which it exceeds 10% or
(3) subsequent to becoming an interested shareholder, the shareholder acquires 90% of the company's voting stock and the business combination is approved by the holders of a majority of the voting stock entitled to vote on the business combination. An interested shareholder is defined as any person or entity that is the beneficial owner of at least 10% of the company's voting stock. This business combination statute will not apply unless the bylaws of the corporation specifically provide that the statute is applicable to the corporation. The Company has not elected to be covered by this statute, but it could so by action of the board of directors at any time.

Georgia Fair Price Statute. The Georgia Fair Price Statute imposes fair price and procedural requirements applicable to business combinations with any person who owns 10% or more of the common stock. These statutory requirements restrict business combinations with, and accumulations of shares of voting stock of, certain Georgia corporations. This fair price statute will not apply unless the bylaws of the corporation specifically provide that the statute is applicable to the corporation. The Company has not elected to be covered by this statute, but it could do so by action of the board of directors at any time.


                                        Post Properties, Inc.                 11
                                     Post Apartment Homes, L.P.

ITEM 2. PROPERTIES

At February 3, 2002, the Communities consisted of 87 stabilized Post(R) multifamily apartment communities located in the following metropolitan areas:

         Metropolitan Area                     Communities      # of Units         % of Total
         -----------------                     -----------      ----------         ----------
         Atlanta, GA ..................               39           15,384              51.2%
         Dallas, TX ...................               26            6,274              20.9%
         Houston, TX ..................                2              981               3.3%
         Austin, TX ...................                1              239               0.8%
         Tampa, FL ....................                8            3,192              10.6%
         Orlando, FL ..................                3            1,493               5.0%
         Fairfax, VA ..................                2              700               2.3%
         Nashville, TN ................                1               86               0.3%
         Phoenix, AZ ..................                1              403               1.3%
         Charlotte, NC ................                3              861               2.8%
         Denver, CO ...................                1              449               1.5%
                                                 -------          -------           -------
                                                      87           30,062             100.0%
                                                 =======          =======           =======

The Company or its predecessors developed all but 12 of the Post(R) Communities and currently manages all of the Communities. Fifty-two of the Communities have in excess of 300 apartment units, with the largest Community having a total of 916 apartment units. Eighty-two of the eighty-seven Communities, comprising approximately 95% of the Communities' apartment units, were completed after January 1, 1986. The average age of the Communities is approximately eight years. The average economic occupancy rate was 94.9% and 96.6%, respectively, and the average monthly rental rate per apartment unit was $957 and $937, respectively, for communities stabilized for each of the entire years ended December 31, 2001 and 2000. See "Selected Financial Information."

                              COMMUNITY INFORMATION

                                                                                                 DECEMBER 2001        2001
                                                                         AVERAGE                    AVERAGE          AVERAGE
                                                            YEAR        UNIT SIZE       NO. OF    RENTAL RATES       ECONOMIC
               COMMUNITIES                LOCATION (1)   COMPLETED    (SQUARE FEET)      UNITS      PER UNIT       OCCUPANCY (2)
               -----------                ------------   ---------    -------------     ------   -------------     -------------
GEORGIA
Post Ashford(R).......................... Atlanta           1987             872           222          890            96.4%
Post Briarcliff(TM)...................... Atlanta           1999           1,034           688        1,146            95.3%
Post Bridge(R)........................... Atlanta           1986             847           354          749            94.6%
Post Brookhaven(R)....................... Atlanta        1990-92(4)          990           735        1,037            94.6%
Post Canyon(R)........................... Atlanta           1986             899           494          777            95.1%
Post Chase(R)............................ Atlanta           1987             938           410          761            94.3%
Post Chastain(R)......................... Atlanta           1990             965           558        1,042            93.9%
Post Collier Hills(R).................... Atlanta           1997             984           396        1,093            94.5%
Post Corners(R).......................... Atlanta           1986             860           460          750            92.0%
Post Court(R)............................ Atlanta           1988             838           446          728            94.3%
Post Crest(R)............................ Atlanta           1996           1,069           410        1,072            93.1%
Post Crossing(R)......................... Atlanta           1995           1,027           354        1,119            95.5%
Post Dunwoody(R)......................... Atlanta        1989-96(4)        1,010           530        1,022            95.4%
Post Gardens(R).......................... Atlanta           1998           1,068           397        1,262            94.2%
Post Glen(R)............................. Atlanta           1997           1,117           314        1,266            95.3%
Post Lane(R)............................. Atlanta           1988             840           166          815            96.2%
Post Lenox Park(R)....................... Atlanta           1995           1,030           206        1,141            94.3%
Post Lindbergh(R)........................ Atlanta           1998             956           396        1,106            96.0%
Post Mill(R)............................. Atlanta           1985             952           398          803            95.3%
Post Oak(TM)............................. Atlanta           1993           1,003           182        1,110            95.9%
Post Oglethorpe(R)....................... Atlanta           1994           1,218           250        1,342            93.5%
Post Park(R)............................. Atlanta        1988-90(4)          912           770          866            95.7%
Post Parkside(TM)........................ Atlanta           2000             903           188        1,399            96.8%
Post Peachtree Hills(R).................. Atlanta        1992-94(4)          971           300        1,107            95.0%
Post Renaissance(R)(5) .................. Atlanta        1992-94(4)          903           342        1,057            94.8%
Post Ridge(R)............................ Atlanta           1998           1,061           434        1,083            94.7%
Post Riverside(TM)....................... Atlanta           1998           1,049           527        1,464            94.2%
Post Spring(TM).......................... Atlanta           2000             977           452        1,050             N/A(3)
Post Stratford(TM)....................... Atlanta           2000           1,007           250        1,278            89.8%
Post Summit(R)........................... Atlanta           1990             957           148          979            94.7%
Post Valley(R)........................... Atlanta           1988             854           496          753            95.1%
Post Village(R).......................... Atlanta                                                       803            95.7%
   The Arbors ...........................                   1983           1,063           301
   The Fountains ........................                   1987             850           352
   The Gardens ..........................                   1986             891           494
   The Hills ............................                   1984             953           241
   The Meadows ..........................                   1988             817           350
 Post Vinings(R)......................... Atlanta        1989-91(4)          972           403          881            94.2%
 Post Walk(R)............................ Atlanta        1984-87(4)          927           476          890            94.6%
 Post Woods(R)........................... Atlanta        1977-83(4)        1,057           494          978            93.9%
                                                                          ------        ------        -----           -----
   SUBTOTAL/AVERAGE - GEORGIA ..........                                     965        15,384          986            94.7%
                                                                          ------        ------        -----           -----



                                   Post Properties, Inc.                      12
                                Post Apartment Homes, L.P.

                                                                                             DECEMBER 2001        2001
                                                                     AVERAGE                    AVERAGE          AVERAGE
                                                        YEAR        UNIT SIZE       NO. OF    RENTAL RATES       ECONOMIC
COMMUNITIES                              LOCATIONS   COMPLETED    (SQUARE FEET)      UNITS      PER UNIT       OCCUPANCY (2)
-----------                              ---------   ---------    -------------     ------   -------------     -------------
TEXAS
Post Abbey(TM) ......................... Dallas          1996         1,275             34         1,972            95.5%
Post Addison Circle(TM) - Phase I ...... Dallas          1998           895            460           991            91.7%
Post Addison Circle(TM) - Phase II ..... Dallas          2000           898            610         1,058            90.3%
Post Addison CircleTM - Phase III ...... Dallas          2000           806            264           922             N/A(3)
Post American Beauty Mill (TM).......... Dallas          1998           993             80         1,042            88.3%
Post Ascension(R)....................... Dallas       1985-95(4)        932            167           877            93.6%
Post Block 588(TM)...................... Dallas          2000         1,570            127         1,778            82.2%
Post Cole's Corners(TM)................. Dallas          1998           819            186           997            94.9%
Post Columbus Square(TM)................ Dallas          1996           863            218         1,153            95.3%
Post Commons(TM)........................ Dallas          1985           645            158           812            98.4%
Post Gallery(TM)........................ Dallas          1999         2,307             34         3,309            82.6%
Post Hackberry Creek(R)................. Dallas       1988-96(4)        865            432           856            95.1%
Post Heights(TM)........................ Dallas       1998-99(4)      1,267            368         1,057            93.0%
Post Legacy ............................ Dallas          2000           843            384           895             N/A(3)
Post Meridian(TM)....................... Dallas          1991           835            133         1,095            95.3%
Post Midtown Square(TM)(6).............. Houston    1999-2000(4)        937            672         1,249             N/A(3)
Post Parkwood(R)........................ Dallas       1962-70(4)        889             96         1,024            98.2%
Post Residences(TM)..................... Dallas          1986           776            196         1,063            95.8%
Post Rice Lofts(TM)..................... Houston         1998           964            309         1,494            93.6%
Post Town Lake(R)....................... Dallas       1986-87(4)        880            398           810            94.3%
Post Uptown Village(TM)................. Dallas          1995           767            300           946            96.3%
Post Uptown Village II ................. Dallas          2000           730            196           846            92.1%
Post Vineyard(TM)....................... Dallas          1996           733            116           970            95.9%
Post Vintage(TM)........................ Dallas          1993           783            161           962            96.2%
Post West Avenue Lofts(TM).............. Austin          2000           858            239         1,332             N/A(3)
Post White Rock(R)...................... Dallas          1988           660            207           804            96.3%
Post Wilson Building(TM)................ Dallas          1999         1,016            143         1,272            89.9%
Post Windhaven (7)...................... Dallas          1991           885            474           734             N/A(3)
Post Worthington(TM).................... Dallas          1993           846            332         1,165            94.3%
                                                                      -----          -----         -----           -----
SUBTOTAL/AVERAGE - TEXAS ...............                                950          7,494         1,046            93.0%
                                                                      -----          -----         -----           -----

FLORIDA
Post Court(R)............................ Tampa          1991         1,018            228           825            95.5%
Post Fountains at Lee Vista(R)........... Orlando        1988           835            508           688            95.5%
Post Harbour Place(TM) (I&II) (6)........ Tampa          1999           942            525         1,173             N/A(3)
Post Hyde Park(R)........................ Tampa          1996           970            389         1,099            95.9%
Post Lake(R)............................. Orlando        1988           850            740           684            96.2%
Post Parkside(TM)........................ Orlando        1999           873            245         1,116            94.8%
Post Rocky Point(R)...................... Tampa       1996-98(4)      1,070            916         1,038            96.2%
Post Village(R).......................... Tampa                                                      764            94.2%
   The Arbors ...........................                1991           967            304
   The Lakes ............................                1989           895            360
   The Oaks .............................                1991           968            336
Post Walk at Old Hyde Park Village ...... Tampa          1997           889            134         1,298            97.2%
                                                                      -----          -----         -----            ----
SUBTOTAL/AVERAGE - FLORIDA ..............                               934          4,685           907            95.6%
                                                                      -----          -----         -----            ----

                                   Post Properties, Inc.                      13
                                Post Apartment Homes, L.P.

                                                                                            DECEMBER 2001        2001
                                                                    AVERAGE                    AVERAGE          AVERAGE
                                                       YEAR        UNIT SIZE       NO. OF    RENTAL RATES       ECONOMIC
COMMUNITIES                             LOCATIONS   COMPLETED    (SQUARE FEET)      UNITS      PER UNIT       OCCUPANCY (2)
-----------                             ---------   ---------    -------------     ------   -------------     -------------

ARIZONA
Post Roosevelt Square ................. Phoenix          2000          836            403         838             N/A(3)
                                                                     -----         ------       -----            ----

VIRGINIA
Post Corners at Trinity Centre ........ Fairfax          1996        1,027            336       1,258            97.3%
Post Forest(R)......................... Fairfax          1990          888            364       1,183            96.8%
                                                                     -----         ------       -----            ----
  SUBTOTAL/AVERAGE - VIRGINIA .........                                958            700       1,219            97.1%
                                                                     -----         ------       -----            ----
NORTH CAROLINA
Post Gateway Place(TM) I............... Charlotte        2000          698            232         865             N/A(3)
Post Park at Phillips Place(R)......... Charlotte        1998        1,136            402       1,219            91.0%
Post Uptown Place ..................... Charlotte        2000          800            227       1,019             N/A(3)
                                                                     -----         ------       -----            ----
  SUBTOTAL/AVERAGE - NORTH CAROLINA....                                878            861       1,071            91.0%
                                                                     -----         ------       -----            ----

COLORADO
Post Uptown Square(TM) I............... Denver      1999-2001(4)       847            449       1,871             N/A(3)
                                                                     -----         ------       -----            ----

TENNESSEE
Post Bennie Dillion(TM)................ Nashville        1999          714             86         974            97.4%
                                                                     -----         ------       -----            ----

  TOTAL ...............................                                885         30,062       1,008            94.5%
                                                                     =====         ======       =====            ====

(1)  Refers to greater metropolitan areas of cities indicated.
(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3) During 2001, this community or a phase in this community was in lease-up and, therefore, is not included
(4) These dates represent the respective completion dates for multiple phases of a community.
(5) The Company has a leasehold interest in the land underlying Post Renaissance pursuant to a ground lease that expires on January 1, 2040.
(6) These communities are comprised of two phases. Only the first phase of each of these communities is stabilized as of February 3, 2002.
(7)  Post Windhaven(TM) is currently under rehab.



                                   Post Properties, Inc.                      14
                                Post Apartment Homes, L.P.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of March 1, 2002 are as follows:

NAME                                  POSITIONS AND OFFICES HELD
----                                  --------------------------
John A. Williams ................     Chairman of the Board, Chief Executive Officer and Director
John T. Glover ..................     Vice Chairman and Director
David P. Stockert ...............     President and Chief Operating Officer
Thomas L. Wilkes ................     President - Post Management Services and Chief Management Officer
R. Gregory Fox ..................     Executive  Vice  President - Post Corporate Services and Chief Financial Officer
Sherry W. Cohen .................     Executive Vice President and Secretary - Post Corporate Services
Douglas S. Gray .................     Senior Vice President - Post Corporate Services

The following is a biographical summary of the experience of the executive officers of the Company:

John A. Williams. Mr. Williams is the Chairman of the Board and Chief Executive Officer of the Company and is a Director. Mr. Williams founded the business of the Company in 1971 and since that time has acted as Chairman and Chief Executive Officer. Mr. Williams is currently serving on the board of directors of Crawford & Co. and the Georgia Regional Transportation Authority.
Mr. Williams is 59 years old.

John T. Glover. Mr. Glover has been the Vice-Chairman of the Company since February 29, 2000 and a Director since 1984. From 1984 through February 29, 2000, Mr. Glover was President, Chief Operating Officer, and Treasurer of the Company. Mr. Glover is a director of Haverty's Furniture Companies, Inc., a trustee of Emory University and a director of Emory Healthcare, Inc. Mr. Glover is 55 years old.

David P. Stockert. Mr. Stockert joined the Company January 1, 2001 as President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke-Weeks Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke-Weeks Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley Dean Witter). Mr. Stockert is 39 years old.

Thomas L. Wilkes. Mr. Wilkes joined the Company in October 1997 and, since January 2001, has been the President of Post Apartment Management and the Company's Chief Management Officer. From December 1998 through December 2000, he was an Executive Vice President and Director of Operations for Post Apartment Management responsible for the operations of Post(R)communities in the Western United States. From October 1997 to December 1998 he was an Executive Vice President and Director of Operations of Post West. Mr. Wilkes was a Senior Vice President of Columbus from October 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a multifamily property management firm and a member of the Columbus Group, since its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 42 years old.



                                   Post Properties, Inc.                      15
                                Post Apartment Homes, L.P.

R. Gregory Fox. Mr. Fox has been with the Company since February 1996 and, since October 2000 has served as the Company's Chief Financial Officer. From December 1998 through September 2000, he served as Executive Vice President of Post Corporate Services and the Company's Chief Accounting Officer responsible for financial reporting and planning, accounting, management information systems and human resources. From February 1996 to December 1998, Mr. Fox was a Senior Vice President. Prior to joining the Company, he was a senior manager in the audit division of PriceWaterhouse LLP where he was employed for ten years. Mr. Fox is a Certified Public Accountant and is currently on the board of directors of Realeum, Inc. Mr. Fox is 42 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for seventeen years. Since October 1997, she has been an Executive Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen had also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 47 years old.

Douglas S. Gray. Mr. Gray joined the Company in December 1997 and, since January 1999, has been a Senior Vice President of Post Corporate Services responsible for dispositions and asset management. He was a Vice President of Post Corporate Services from December 1997 to December 1998. Prior to joining Post, Mr. Gray was Vice President of Dutch Institutional Holding Co. from July 1994 to November 1997. Prior thereto, he was Director of Property Services for The Landmarks Group from June 1988 to June 1994. Mr. Gray is a Certified Public Accountant and holds the CCIM designation. Mr. Gray is 42 years old.




                                   Post Properties, Inc.                      16
                                Post Apartment Homes, L.P.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PPS." The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

                                                                      Dividends
Quarter End                             High            Low           Declared
-----------                           --------       --------         ---------
2000
First Quarter ....................    $40.3125       $36.5000          $0.760
Second Quarter ...................     46.0938        39.9375           0.760
Third Quarter ....................     46.7500        42.0312           0.760
Fourth Quarter ...................     38.2500        33.9375           0.760

2001
First Quarter ....................    $39.2500       $35.0000          $0.780
Second Quarter ...................     39.1500        35.2000           0.780
Third Quarter ....................     38.9500        35.7600           0.780
Fourth Quarter ...................     37.0800        32.5000           0.780

On March 20, 2002, the Company had 1,734 common shareholders of record.

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

During 2001, the Company did not sell any unregistered securities.

There is no established public trading market for the Units. As of March 20, 2002, the Operating Partnership had 103 holders of record of Units of the Operating Partnership.

For each quarter during 2000 and 2001, the Operating Partnership paid a cash distribution to holders of Units equal in amount to the dividend paid on the Company's common stock for such quarter.

During 2001, the Operating Partnership did not sell any unregistered securities.



                                   Post Properties, Inc.                      17
                                Post Apartment Homes, L.P.

ITEM 6.  SELECTED FINANCIAL DATA

                              POST PROPERTIES, INC.
        (Dollars in thousands, except per share and apartment unit data)

                                                                                YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------------
                                                      2001             2000             1999             1998             1997
                                                   -----------     ------------     ------------     ------------     ------------
OPERATING DATA:
Revenue:
   Rental ......................................   $   368,042     $    365,895     $    318,697     $    275,755     $    185,732
   Third-party services (1) ....................        14,088           15,249           12,486           10,416            7,569
   Other .......................................        16,184           18,688           14,744           12,734            6,815
                                                   -----------     ------------     ------------     ------------     ------------
     Total revenue .............................       398,314          399,832          345,927          298,905          200,116
                                                   -----------     ------------     ------------     ------------     ------------
Expense:
   Property operating and maintenance expense
    (exclusive of depreciation and amortization)       140,630          131,349          113,152           99,717           67,515
   Depreciation ................................        76,178           71,113           58,013           46,646           29,048
   Third-party services (1) ....................        13,023           13,092           10,829            8,763            6,243
   Interest expense ............................        57,930           50,303           33,192           31,297           24,658
   Amortization of deferred loan costs .........         1,978            1,636            1,496            1,185              980
   General and administration ..................        13,745           10,066            7,788            8,495            7,364
   Minority interest in consolidated property
    partnerships ...............................        (2,098)          (1,695)             511              397               --
                                                   -----------     ------------     ------------     ------------     ------------
     Total expense .............................       301,386          275,864          224,981          196,500          135,808
                                                   -----------     ------------     ------------     ------------     ------------
Income before net gain (loss) on sale of
  assets, loss on unused treasury locks,
  loss on relocation of corporate office,
  other charges, minority interest of
  unitholders, cumulative affect of
  accounting change and extraordinary item .....        96,928          123,968          120,946          102,405           64,308
Net gain (loss) on sale of assets ..............        23,942            3,208           (1,522)              --            3,270
Loss on unused treasury locks ..................            --               --               --           (1,944)              --
Loss on relocation of corporate office .........            --               --               --               --           (1,500)
Project abandonment, employee severance and
  impairment charges (2) .......................       (17,450)          (9,365)              --               --               --
Minority interest of preferred unitholders in
  Operating Partnership ........................        (5,600)          (5,600)          (1,851)              --               --
Minority interest of common unitholders in
  Operating Partnership ........................       (10,203)         (11,691)         (12,598)         (11,511)         (11,131)
                                                   -----------     ------------     ------------     ------------     ------------
Income before cumulative effect of accounting
  change and extraordinary item ................        87,617          100,520          104,975           88,950           54,947
Cumulative effect of accounting change, net of
  minority interest (3) ........................          (613)              --               --               --               --
Extraordinary item, net of minority
  interest (4) .................................           (77)              --             (458)              --              (75)
                                                   -----------     ------------     ------------     ------------     ------------
Net income .....................................        86,927          100,520          104,517           88,950           54,872
Dividends to preferred shareholders ............       (11,768)         (11,875)         (11,875)         (11,473)          (4,907)
                                                   -----------     ------------     ------------     ------------     ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS ....   $    75,159     $     88,645     $     92,642     $     77,477     $     49,965
                                                   ===========     ============     ============     ============     ============

PER COMMON SHARE DATA:
Income before cumulative effect of accounting
  change and extraordinary item (net of
  preferred dividends) - basic .................   $      2.00     $       2.25     $       2.42     $       2.21     $       2.11
Net income available to common
  shareholder - basic ..........................          1.98             2.25             2.41             2.21             2.11
Income before cumulative effect of accounting
  changes and extraordinary item (net of
  preferred dividends) - diluted ...............          1.98             2.22             2.39             2.18             2.09
Net income available to common
  shareholder - diluted ........................          1.96             2.22             2.38             2.18             2.09
Dividends declared .............................          3.12             3.04             2.80             2.60             2.38


BALANCE SHEET DATA
Real estate, before accumulated depreciation ...   $ 2,867,672     $  2,827,094     $  2,582,785     $  2,255,074     $  1,936,011
Real estate, net of accumulated depreciation ...     2,463,398        2,469,914        2,279,769        2,007,926        1,734,916
Total assets ...................................     2,538,351        2,551,237        2,350,173        2,066,713        1,780,563
Total debt .....................................     1,336,520        1,213,309          989,583          800,008          821,209
Shareholder's equity ...........................       901,517        1,028,610        1,058,862        1,051,686          756,920


                                   Post Properties, Inc.                      18
                                Post Apartment Homes, L.P.


OTHER DATA:
Cash flow provided from (used in):
Operating activities ...........................   $   161,564     $    185,073     $    153,038     $    148,618     $    109,554
Investing activities ...........................   $   (51,213)    $   (255,986)    $   (317,960)    $   (328,216)    $   (208,377)
Financing activities ...........................   $  (113,007)    $     72,502     $    149,638     $    189,873     $    109,469
Funds from operations (5) ......................   $   133,133     $    163,411     $    162,581     $    134,202     $     85,892
Weighted average common shares
 outstanding - basic ...........................    38,052,673       39,317,725       38,460,689       35,028,596       23,664,044
Weighted average common shares and units
 outstanding - basic ...........................    43,211,834       44,503,290       43,663,373       40,244,351       28,880,928
Weighted average common shares
 outstanding - diluted .........................    38,267,939       39,852,514       38,916,987       35,473,587       23,887,906
Weighted average common shares and units
 outstanding - diluted .........................    43,427,100       45,038,079       44,119,671       40,689,342       29,104,790
Total stabilized communities (at end of period)             82               82               85               83               78
Total stabilized apartment units (at end
  of period) ...................................        27,710           28,736           29,032           27,568           25,938
Average economic occupancy (fully stabilized
  communities) (6) .............................          94.9%            96.8%            96.4%            96.5%            94.8%


(1) Consists of revenue and expenses from property management and landscape services provided to properties owned by third parties.
(2) Project abandonment, employee severance and impairment charges for 2001 consisted of the following: Severance cost - $3.6 million Impairment reserve for technology investments - $1.5 million Impairment reserve for pre-development costs - $8.1 million Impairment reserve for for-sale housing - $1.0 million Loss on sale of and impairment reserve for other assets, including corporate aircraft - $3.3 million.
(3) The cumulative effect of accounting change results from the Company's adoption of SFAS No. 133, effective January 1, 2001.
(4) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness.
(5) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles ("GAAP"). The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions. FFO for 1998 and 1997 has been restated to reflect the requirements of the new NAREIT definition.
(6) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.8% and 94.8% for the year ended December 31, 2001 and 2000, respectively). Concessions were $1,860 and $3,729 and employee discounts were $895 and $871 for the years ended December 31, 2001 and 2000, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.



                                   Post Properties, Inc.                      19
                                Post Apartment Homes, L.P.

                           POST APARTMENT HOMES, L.P.
        (Dollars in thousands, except per unit and apartment unit data)


                                                                                YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------------
                                                      2001            2000              1999             1998             1997
                                                   -----------     ------------     ------------     ------------     ------------
OPERATING DATA:
Revenue:
   Rental ......................................   $   368,042     $    365,895     $    318,697     $    275,755     $    185,732
   Third-party services ........................        14,088           15,249           12,486           10,416            7,569
   Other .......................................        16,184           18,688           14,744           12,734            6,815
                                                   -----------     ------------     ------------     ------------     ------------
     Total revenue .............................       398,314          399,832          345,927          298,905          200,116
                                                   -----------     ------------     ------------     ------------     ------------
Expense:
   Property operating and maintenance expense
    (exclusive of depreciation and
    amortization) ..............................       140,630          131,349          113,152           99,717           67,515
   Depreciation (real estate and non-real
    estate assets) .............................        76,178           71,113           58,013           46,646           29,048
   Third-party services ........................        13,023           13,092           10,829            8,763            6,243
   Interest expense ............................        57,930           50,303           33,192           31,297           24,658
   Amortization of deferred loan costs .........         1,978            1,636            1,496            1,185              980
   General and administration ..................        13,745           10,066            7,788            8,495            7,364
   Minority interest in consolidated property
    partnerships ...............................        (2,098)          (1,695)             511              397               --
                                                   -----------     ------------     ------------     ------------     ------------
     Total expenses ............................       301,386          275,864          224,981          196,500          135,808
                                                   -----------     ------------     ------------     ------------     ------------
Income before net gain (loss) on sale of
  assets, loss on unused treasury locks,
  loss on relocation of corporate office,
  other charges, cumulative affect of
  accounting change and extraordinary item .....        96,928          123,968          120,946          102,405           64,308
Net gain (loss) on sale of assets ..............        23,942            3,208           (1,522)              --            3,270
Loss on unused treasury locks ..................            --               --               --           (1,944)              --
Loss on relocation of corporate office .........            --               --               --               --           (1,500)
Project abandonment, employee severance and
  impairment charges (2) .......................       (17,450)          (9,365)              --               --               --
                                                   -----------     ------------     ------------     ------------     ------------
Income before cumulative effect of
  accounting change and extraordinary item .....       103,420          117,811          119,424          100,461           66,078
Cumulative effect of accounting change (3)......          (695)              --               --               --               --
Extraordinary item (4) .........................           (88)              --             (521)              --              (93)
                                                   -----------     ------------     ------------     ------------     ------------
Net income .....................................       102,637          117,811          118,903          100,461           65,985
Distributions to preferred unitholders .........       (17,368)         (17,475)         (13,726)         (11,473)          (4,907)
                                                   -----------     ------------     ------------     ------------     ------------
NET INCOME AVAILABLE TO COMMON UNITHOLDERS .....   $    85,269     $    100,336     $    105,177     $     88,988     $     61,078
                                                   ===========     ============     ============     ============     ============

PER COMMON UNIT DATA:
Income before cumulative effect of accounting
  change and extraordinary item (net of
  preferred distributions) - basic .............   $      2.00     $       2.25     $       2.42     $       2.21     $       2.11
Net income available to common
  unitholder - basic ...........................          1.98             2.25             2.41             2.21             2.11
Income before cumulative effect of
  accounting changes and extraordinary item
  (net of preferred distributions) - diluted ...          1.98             2.22             2.39             2.18             2.09
Net income available to common
  unitholder - diluted .........................          1.96             2.22             2.38             2.18             2.09
Distributions declared .........................          3.12             3.04             2.80             2.60             2.38


BALANCE SHEET DATA
Real estate, before accumulated depreciation ...   $ 2,867,672     $  2,827,094     $  2,582,785     $  2,255,074     $  1,936,011
Real estate, net of accumulated depreciation ...     2,463,398        2,469,914        2,279,769        2,007,926        1,734,916
Total assets ...................................     2,538,351        2,551,237        2,350,173        2,066,713        1,780,563
Total debt .....................................     1,336,520        1,213,309          989,583          800,008          821,209
Partner's equity ...............................     1,077,670        1,216,701        1,251,342        1,177,051          869,304

OTHER DATA:
Cash flow provided from (used in):
Operating activities ...........................   $   161,564     $    185,073     $    153,038     $    148,618     $    109,554
Investing activities ...........................   $   (51,213)    $   (255,986)    $   (317,960)    $   (328,216)    $   (208,377)
Financing activities ...........................   $  (113,007)    $     72,502     $    149,638     $    189,873     $    109,469
Funds from operations (5) ......................   $   133,133     $    163,411     $    162,581     $    134,202     $     85,892
Weighted average common units
  outstanding - basic ..........................    43,211,834       44,503,290       43,663,373       40,244,351       28,880,928
Weighted average common units
  outstanding - diluted ........................    43,427,100       45,038,079       44,119,671       40,689,342       29,104,790
Total stabilized communities
  (at end of period) ...........................            82               82               85               83               78
Total stabilized apartment units
  (at end of period) ...........................        27,710           28,736           29,032           27,568           25,938
Average economic occupancy
  (fully stabilized communities) (6) ...........          94.9%            96.8%            96.4%            96.5%            94.8%



                                   Post Properties, Inc.                      20
                                Post Apartment Homes, L.P.

(1) Consists of revenue and expenses from property management and landscape services provided to properties owned by third parties.
(2) Project abandonment, employee severance and impairment charges for 2001 consisted of the following:
     Severance cost - $3.6 million
     Impairment reserve for technology investments - $1.5 million
     Impairment reserve for pre-development costs - $8.1 million
     Impairment reserve for for-sale housing - $1.0 million
     Loss on sale of and impairment reserve for other assets, including corporate aircraft - $3.3 million.
(3) The cumulative effect of accounting change results from the Company's adoption of SFAS No. 133, effective January 1, 2001.
(4) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness. The extraordinary item has been reduced by the portion related to the minority interest of the unitholders calculated on the basis of weighted average Units outstanding for the year.
(5) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles ("GAAP"). The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions. FFO for 1998 and 1997 has been restated to reflect the requirements of the new NAREIT definition.
(6) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.8% and 94.8% for the year ended December 31, 2001 and 2000, respectively). Concessions were $1,860 and $3,729 and employee discounts were $895 and $871 for the years ended December 31, 2001 and 2000, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.



                                   Post Properties, Inc.                      21
                                Post Apartment Homes, L.P.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousand, except apartment unit data)

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

As of December 31, 2001, there were 41,975,447 Units outstanding, of which 36,856,559 or 87.8%, were owned by the Company and 5,118,888, or 12.2% were owned by other limited partners (including certain officers and directors of the Company). As of December 31, 2001, there were 7,700,000 preferred units outstanding, of which 4,900,000 were owned by the Company.

CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices and these accounting policies are discussed in Note 1 to the Company's consolidated financial statements. Also discussed in Note 1 to the consolidated financial statements are several new accounting pronouncements issued in 2001. The impact of the new pronouncements is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities, its critical accounting policies relate to cost capitalization and asset impairment evaluation.

The Company capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment communities, the enhancement of the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life). Thereafter, these replacements are capitalized. Further, the Company expenses as incurred all interior and exterior painting of communities.

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. The incremental personnel and associated costs are capitalized to the projects under development based upon the effort directly identifiable with such projects. Should the Company reduce its development activities below a range of $75 million to $150 million annually, the Company would need to either reduce its incremental personnel and associated costs related to development and construction activities or reflect such costs as current period expenses. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing expenses) of such communities.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Factors considered by management in evaluating impairment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. If a real estate asset is held for sale, any estimated loss is provided to reduce the carrying value of the asset to its fair value less costs to sell. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

In 2001, the Financial Accounting Standards Board issued several new accounting pronouncements, which are discussed in the following paragraphs.


                                        Post Properties, Inc.                 22
                                     Post Apartment Homes, L.P.

SFAS No. 141, "Business Combinations", which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method, was issued in July 2001. SFAS No. 141 supersedes APB Opinion No. 16, "Accounting for Pre-acquisition Contingencies of Purchase Enterprises", and is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a significant effect on the Company's results of operations or its financial position.

SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in July 2001. Under SFAS No. 142, the amortization of goodwill or other intangible assets with indefinite lives is no longer required, but will be subject to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets". The Company will implement SFAS No. 142 on January 1, 2002. The Company believes the provisions of SFAS No. 142 will not have a significant effect on its results of operations or its financial position.

SFAS No. 143, "Account for Obligations Associated with Retirement of Long-Lived Assets", was issued in August 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002. The Company believes the provisions of SFAS No. 143 will not have a significant effect on its results of operations or its financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121 was issued in October 2001. SFAS No. 144 requires that long-lived assets be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and the Company will implement the provisions of SFAS No. 144 on January 1, 2002.

Under both SFAS No. 121 and 144, real estate assets designated as held for sale are stated at their fair value less costs to sell. The Company classifies real estate as held for sale when its internal investment committee approves the sale and the Company has commenced an active program to sell the assets. Subsequent to this classification, no further depreciation is recorded on the assets. The operating results of real estate assets held for sale were included in continuing operations. Upon the implementation of SFAS No. 144 in 2002, the operating results of real estate assets held for sale and real estate assets sold will be included in discontinued operations in the consolidated statement of operations. The Company believes the provisions of SFAS No. 144 will not have a significant effect on the Company's net results of operations or its financial position.

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations and the accompanying selected financial data.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

The Operating Partnership reported net income available to common unitholders of $85,269 and $100,336 for the years ended December 31, 2001 and 2000, respectively, and the Company reported net income available to common shareholders of $75,159 and $88,645 for the years ended December 31, 2001 and 2000, respectively. The decrease in Company net income available to common shareholders of $13,486 from 2000 to 2001 was primarily related to project abandonment, employee severance and impairment charges of $17,450 ($15,316 net of minority interest). The Company's asset sales in 2001 generated gains which increased by $20,734 ($18,276 net of minority interest) due to an increase in sales volume as well as the mix of assets sold as compared to 2000. These increased gains were offset by the weaker operating performance of fully stabilized communities (see below), slower lease-up of new development communities, the dilutive impact of the Company's fully implemented asset sale and capital reinvestment program and increased general and administrative expenses.

Rental revenue increased $2,147 or 0.6% from 2000 to 2001 primarily due to the $2,496 or 1.0% growth in revenues from fully stabilized communities discussed further below. The rental revenue increases from the Company's newly stabilized and lease-up properties of $32,973 was offset by the revenue reduction of $33,224, from assets held for sale and sold under the Company's asset sales and capital recycling program. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $9,281 or 7.1% primarily due to the $8,216 or 9.0% increase at fully stabilized and newly stabilized properties.


                                        Post Properties, Inc.                 23
                                     Post Apartment Homes, L.P.

Revenues in excess of specified expenses from third party services, principally landscape and property management, decreased $1,092 or 50.6% from 2000 to 2001 primarily due to a decrease in earnings from landscape services. This decrease was due to a reduction in new installation volume resulting from a slow down in commercial construction activity and due to the sale of the landscape operation to its management team effective October 31, 2001.

In addition to the sale of third party landscape business, the Company also sold its third party property management business to its respective management team on December 31, 2001. These sales were part of the Company's strategy to focus on its core business of owning, developing and managing multifamily communities. As the sales were financed 100% by the Company, they were not recorded as sales under generally accepted accounting principles. The Company financed these transactions over five years with two one-year renewal options. The purchase money notes bear interest at 9% per annum. As more fully discussed in Note 8 to the consolidated financial statements, full sales recognition will not occur until the Company receives an adequate down payment on the notes. The estimated loss of $452 on the landscape business sale was included in the asset impairment charge in 2001. A gain of $591 was deferred on the sale of the property management business and will be recognized when the criteria for sale recognition occurs (expected to be in 2002). These operations generated revenues in excess of specified expenses of $1,065 that will not occur in 2002.

Depreciation expense increased $5,065 or 7.1% from 2000 to 2001 primarily as a result of the increase in operating depreciable assets in 2001.

Interest expense increased $7,627 or 15.2% from 2000 to 2001 primarily due to increased borrowings and a decrease in the amount of interest capitalized to a reduced amount of communities under construction between years.

General and administrative expenses increased $3,679 or 36.5% from 2000 to 2001 primarily due to reduced capitalization of overhead on a reduced amount of communities under construction, increased insurance costs and technology connectivity costs.

The net gain on sale of assets in 2001 resulted from the sale of six communities, one commercial property and five tracts of land, adjusted by the impact of write-downs to fair value less costs to sell of assets currently held for sale.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

The Operating Partnership reported net income available to common unitholders of $100,336 and $105,177 for the years ended December 31, 2000 and 1999, respectively, and the Company reported net income available to common shareholder of $88,645 and $92,642 for the years ended December 31, 2000 and 1999, respectively. The decrease in Company net income available to common shareholders of $3,997 from 1999 to 2000 was primarily related to project abandonment, employee severance and asset impairment changes of $9,365 ($8,277 net of minority interest) as discussed below.

Rental revenues increased $47,198 or 14.8% due to the $13,950 or 5.8% growth in revenues from fully stabilized communities discussed further below and due to the increase from newly stabilized and lease-up properties of $37,254. These increases were only partially offset by the impact of assets held for sale or sold under the Company's asset sales and capital recycling program which was implemented in 2000. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $18,197 or 16.1% largely due to the increase of the operating property portfolio from the lease-up of newly stabilized and lease-up properties.

Revenues in excess of specified expenses (exclusive of depreciation and amortization) from third party services increased by $500 or 30.2% due to increased profits from the property management business resulting from an increase in the average number of units managed.

Depreciation expense increased $13,100 or 22.6% from 1999 to 2000 primarily as a result of an increase in operating depreciable property from the completion of development properties, additional leasehold improvements and technology expenditures.

Interest expense increased $17,111 or 51.6% from 1999 to 2000 primarily due to significantly increased borrowings used to fund the growth in both the operating and development property portfolios.

General and administrative expenses increased $2,278 or 29.3% from 1999 to 2000 primarily due to increased personnel costs at a rate consistent with the overall growth of the Company.


                                        Post Properties, Inc.                 24
                                     Post Apartment Homes, L.P.

The net gain on sale of assets in 2000 resulted from the sale of eight communities, adjusted by the impact of write downs to fair market value of assets held for sale. The net loss on sale of assets in 1999 resulted from the sale of one community and two tracts of land.

PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

The Company recorded project impairment and abandonment, employee severance and asset impairment charges for the years ended December 31, 2001 and 2000. The charges are summarized as follows:

                                                                2001             2000
                                                               -------          -------

               Project impairment and abandonment ...          $ 8,122          $ 4,389
               Employee severance ...................            3,560            3,066
               Asset impairment .....................            5,768            1,910
                                                               -------          -------
                                                               $17,450          $ 9,365
                                                               =======          =======

In the fourth quarter of 2001, the Company recorded charges totaling $17,450. These charges, precipitated by the sharp decline in economic and market conditions, reflect management's decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. The project impairment charge of $8,122 represents reserves on certain predevelopment and transaction pursuit costs in markets the Company will no longer pursue for development opportunities and for certain projects that will no longer be pursued due to economic and market conditions. The employee severance charge of $3,560 is primarily for severance costs related to approximately a 100 person senior management and staff workforce reduction plan initiated and completed in the fourth quarter of 2001. The asset impairment and disposition charge includes a loss of $2,831 related to the disposition of the Company's corporate aircraft, a loss of $452 on the sale of the Company's third party landscape business discussed more fully below, impairment charges of $1,000 related to the Company's exit from the for-sale housing business in all markets, and the write-down to estimated market value of certain internet and technology investments of $1,485.

At December 31, 2001, approximately $3,632 of these charges, primarily employee severance costs, remained as an accrued liability on the consolidated balance sheet. These amounts are expected to be paid in 2002.

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc., a subsidiary entity that provided landscape maintenance, design and installation services to third parties, and RAM Partners, Inc., a separate subsidiary entity that managed apartment communities for third parties. These businesses were sold to members of the respective former management teams of the subsidiaries. The Company financed 100% of the sales price of $5,767 (adjusted for working capital transfers at closing) through purchase money notes with a fixed interest rate of 9%. The notes require periodic interest, annual principal and final balloon principal payments in 2006. The notes can be extended for two one-year periods. Under generally accepted accounting principles, the transactions have not been recorded as sales at December 31, 2001, and will not be recorded as sales until the conditions for sale recognition, primarily the receipt of an adequate down payment on the notes, are met. Until these transactions are recognized as sales, the book value of the assets and liabilities of these business are included in the Company's consolidated balance sheet. Any collections under the notes will reduce the carrying value of the assets. The sale of the Post Landscape Group resulted in a loss of $452. Under generally accepted accounting principles, this loss was recognized in 2001 and included in the project abandonment, employee severance and impairment charges discussed above. The sale of RAM Partners will result in a gain of approximately $591, which will be recognized when the conditions for full sale recognition are met (expected in 2002).

In the fourth quarter of 2000, the Company recorded charges of $9,365. These charges reflect management's decision to restrict its development activities to fewer markets, refine its development investment and for-sale housing strategies and make changes in its executive management team. Project abandonment charges totaling $4,389 related to the write off of predevelopment and pursuit costs in markets in which the Company will no longer pursue development opportunities and on certain proposed development deals not consistent with management's revised development strategy. Employee severance charges related to the termination costs of four executive positions and five staff personnel in the Company's Dallas, Texas regional office. The asset impairment charge of $1,910 includes a charge of $1,503 related to the write off of the Company's investment in a high speed internet provider that filed for bankruptcy protection and a charge of $407 related to the exit from the for-sale housing business in certain markets. As of December 31, 2001, all of the 2000 charges had been paid.


                                        Post Properties, Inc.                 25
                                     Post Apartment Homes, L.P.

COMMUNITY OPERATIONS/SEGMENT PERFORMANCE

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

At December 31, 2001, the Company's portfolio of apartment communities consisted of the following: (i) 65 communities that were completed and stabilized for all of the current and prior year, (ii) ten communities that achieved full stabilization during 2000, (iii) six communities and an addition to an existing community which reached stabilization during 2001, (iv) 12 communities and additions to three existing communities currently in the development or lease-up stage and (v) two stabilized communities classified as held for sale.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the years ended December 31, 2001, 2000 and 1999 were $3,173, $2,665 and $2,798, respectively.

In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the revenue in excess of specified expense on a comparative basis for all of its operating communities combined and for fully stabilized communities.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

                                                           2001         2000       % CHANGE        2000         1999      % CHANGE
                                                         --------     --------     --------      --------     --------    --------
Rental and other revenue:
Fully stabilized communities(1) ....................     $257,007     $254,511         1.0%      $254,511     $240,561        5.8%
Communities stabilized during 2000 .................       46,237       39,556        16.9%        39,556       14,863      166.1%
Lease-up communities(2) ............................       44,607       18,315       143.6%        18,315        5,754      218.3%
Communities held for sale(3) .......................        6,278        6,132         2.4%         6,132        5,885        4.2%
Sold communities(4) ................................       13,381       46,751       (71.4)%       46,751       53,181      (12.1)%
Other revenue(5) ...................................       14,945       17,396       (14.1)%       17,396       12,433       39.9%
                                                         --------     --------       -----       --------     --------      -----
                                                          382,455      382,661        (0.1)%      382,661      332,677       15.0%
                                                         --------     --------       -----       --------     --------      -----
Property operating and maintenance expense
   (exclusive of depreciation and amortization):
Fully stabilized communities(1) ....................       83,117       78,101         6.4%        78,101       73,768        5.9%
Communities stabilized during 2000 .................       16,108       12,908        24.8%        12,908        5,416      138.3%
Lease-up communities(2) ............................       17,688        8,496       108.2%         8,496        2,598      227.0%
Communities held for sale(3) .......................        2,207        2,113         4.4%         2,113        1,945        8.6%
Sold communities(4) ................................        5,123       15,124       (66.1)%       15,124       16,117       (6.2)%
Other expense(6) ...................................       16,387       14,607        12.2%        14,607       13,308        9.8%
                                                         --------     --------       -----       --------     --------      -----
                                                          140,630      131,349         7.1%       131,349      113,152       16.1%
                                                         --------     --------       -----       --------     --------      -----
Revenue in excess of specified expense .............     $241,825     $251,312        (3.8)%     $251,312     $219,525       14.5%
                                                         ========     ========       =====       ========     ========      =====

Recurring capital expenditures:(7)
Carpet .............................................     $  2,935     $  2,890         1.6%      $  2,890     $  2,864        0.9%
Other ..............................................        7,506        6,267        19.8%         6,267        5,777        8.5%
                                                         --------     --------       -----       --------     --------      -----
Total ..............................................     $ 10,441     $  9,157        14.0%      $  9,157     $  8,641        6.0%
                                                         ========     ========       =====       ========     ========      =====
Average apartment units in service .................       31,485       31,722        (0.7)%       31,722       29,304        8.3%
                                                         ========     ========       =====       ========     ========      =====

(1) Communities which reached stabilization prior to January 1, 2000.

(2) Communities in the "construction", "development" or "lease-up" stage during 2001 and, therefore, not considered fully stabilized for all of the periods presented.

(3) Includes two communities in Florida and one commercial property in Texas.


                                        Post Properties, Inc.                 26
                                     Post Apartment Homes, L.P.

(4) Includes results from six communities containing 2,799 units and one commercial property sold in 2001 and results from eight communities containing 1,984 units sold in 2000 for the applicable periods presented.

(5) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.

(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.

(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the year ended December 31, 2001, rental and other revenue decreased $206 or 0.1% compared to 2000. The revenue increase from the completion and lease-up of new development communities was offset by the revenue reduction from assets sold in 2001 and 2000 under the Company's asset sales and capital recycling program. The growth in revenue from fully stabilized communities slowed to 1.0% between years as a result of declining average occupancy and declining rental rate growth in the second half of 2001. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $9,281 or 7.1% from 2000 to 2001 primarily due to an increase in expenses at fully stabilized communities and communities stabilized in 2000 of $8,216 resulting from increased personnel costs, real estate taxes and insurance. For the year ended December 31, 2001, recurring capital expenditures increased $1,284, or 14.0% compared to the prior year, primarily due to increased roof replacements, appliance purchases and amenities enhancements.

For the year ended December 31, 2000, rental and other revenue increased $49,984 or 15.0% compared to 1999, primarily as a result of the completion and lease-up of new communities and increased rental rates at fully stabilized communities. Property maintenance and operating expenses (exclusive of depreciation and amortization) increased from 1999 to 2000 by $18,197 or 16.1% primarily due to the financial impact of placing an average of an additional 2,418 apartment units in service between years. For the year ended December 31, 2000, recurring capital expenditures increased $516, or 6.0%, compared to the prior year, primarily due to additional units place in service and additional landscape improvements at the communities.

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year. At December 31, 2001, the fully stabilized portfolio of 65 communities with 22,505 units includes 34 communities with 13,279 units (59%) located in Atlanta, Georgia, 18 communities with 4,042 units (18%) in Dallas, Texas, eight communities with 3,687 units (16%) located in Tampa and Orlando, Florida and five communities with 1,497 units (7%) located in other markets. The operating performance of these communities is summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                                           ----------------------------------     ---------------------------------
                                                             2001          2000      % CHANGE       2000          1999     % CHANGE
                                                           --------      --------    --------     --------      --------   --------
Rental and other revenue(1) ..........................     $257,007      $254,511       1.0%      $254,511      $240,561      5.8%
Property operating and maintenance expense
   (exclusive of depreciation and amortization)
   (2) ...............................................       83,117        78,101       6.4%        78,101        73,768      5.9%
                                                           --------      --------                 --------      --------
Revenue in excess of specified expense ...............     $173,890      $176,410      (1.4)%     $176,410      $166,793      5.8%
                                                           ========      ========                 ========      ========
Average economic occupancy(3) ........................         94.9%         96.6%     (1.7)%         96.6%         95.4%     1.2%
                                                           ========      ========                 ========      ========
Average monthly rental rate per apartment unit
   (4) ...............................................     $    957      $    937       2.1%      $    937      $    900      4.1%
                                                           ========      ========                 ========      ========
Apartment units in service ...........................       22,505        22,505                   22,505        22,505
                                                           ========      ========                 ========      ========

(1) Communities which reached stabilization prior to January 1, 2000.
(2) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the years ended December 31, 2001, 2000 and 1999, recurring expenditures were $9,014, $7,328 and $7,048, or $401, $326 and $313 on a per unit basis, respectively.
(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 93.8%, 94.8% and 94.1% for the years ended December 31, 2001, 2000 and 1999, respectively). Concessions were $1,860, $3,729 and $3,217 and employee discounts were $895, $871 and $678 for the years ended December 31, 2001, 2000 and 1999, respectively.
(4) Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

For the year ended December 31, 2001, rental and other revenue increased $2,496 or 1.0% compared to 2000. Gross revenue less concessions increased by approximately $7,174 or 2.9% between years. This increase was partially offset by an increased


                                        Post Properties, Inc.                 27
                                     Post Apartment Homes, L.P.

vacancy loss of $4,684 primarily resulting from the decrease in weighted average occupancy from 96.6% in 2000 to 94.9% in 2001. The Company's rental and other revenue growth between years began to slow in the third quarter of 2001 and showed a decline of $1,846 or 2.9% in the fourth quarter as average occupancies declined and rental rate growth slowed. The decline in the second half of 2001 reflects the sharp decline in economic and market activity across most of the Company's markets. This was especially true in the Company's primary market, Atlanta, Georgia, where new job growth turned negative for the first time in many years as many major employers began downsizing their workforces in response to a national recession.

As the Company enters into the first quarter of 2002, average economic occupancy for the stabilized portfolio has decreased from 93.3% in the fourth quarter of 2001 to approximately 91.0% in the first two months of 2000 further reflecting the impact of declining economic and market conditions in the national economy and most of our major markets, particularly Atlanta, Georgia. If market conditions do not improve in 2002, stabilized property revenues and revenues in excess of specified expense will decrease in the 2% to 5% range when compared to 2001.

Property operating maintenance expense (exclusive of depreciation and amortization) increased $5,016 or 6.4% from 2000 to 2001 primarily due to increased personnel costs of $1,471 or 6.9%, increased repairs and maintenance expenses of $1,061 or 11.3% and increased property insurance premiums of $1,614 or 142.4%. Insurance costs increased due to across the board increases in property and liability premiums primarily due to favorably low rate structure the Company enjoyed in prior years and to a lesser extent unfavorable claims experience. Personnel costs increased due to annual salary increases and additional maintenance personnel based on an expectation of higher average occupancies and increased rental rates as the Company entered into 2001. Property repairs and maintenance reflects increased unit turnkey expenses as unit vacancies increased between years and an increase in expensed exterior painting between years.

For 2002, the Company will have additional insurance premium increases of approximately 70% as a result of the effects on the insurance markets of the terrorist attacks in September 2001. However, through certain staff realignments and reductions and a more intense focus on expense control, the Company believes the increase in property operating and maintenance expenses for 2002 will be in the 2% to 4% range.

For the year ended December 31, 2000, rental and other revenue increased $13,950 or 5.8% compared to 1999 due to both rental rate growth and average occupancy increases. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,333 or 5.9% from 1999 to 2000 primarily due to increased personnel costs of $1,905 or 9.8% and increased real estate tax expenses of $2,021 or 8.1%. Personnel costs increased due to normal annual salary increases and additional staff necessary to service the portfolio averaging over 96% occupancy in 2000 and due to an increase in employee discounts between years. Real estate taxes increased due primarily to a 5% increase in tax rates in Dallas, Texas, and to valuation increases of over 10% at our Tampa, Florida properties.

LIQUIDITY AND CAPITAL RESOURCES

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company's net cash provided by operating activities decreased from $185,073 in 2000 to $161,564 in 2001 primarily due to lower net income (before depreciation and gain on sale of assets), resulting from the larger project abandonment, employee severance and impairment charges, weaker operating performance of the Company's fully stabilized properties and the dilutive impact of the Company's asset sale and capital recycling program. Net cash provided by operating activities increased from $153,038 in 1999 to $185,073 in 2000, primarily due changes in working capital and an increase in net income before depreciation.

Net cash used in investing activities decreased from $255,986 in 2000 to $51,213 in 2001 primarily due to greater proceeds from the sale of apartment communities and other property and reduced spending on construction and acquisition of real estate assets. Net cash used in investing activities decreased from $317,960 in 1999 to $255,986 in 2000 primarily due to increased proceeds from the sale of apartment communities partially offset by increased spending on construction and acquisition of real estate assets.

Net cash provided by (used in) financing activities decreased from $149,638 in 1999 to $72,502 in 2000 and to $(113,007) in 2001 primarily due to increased treasury stock purchases and reduced net borrowings between years.


                                        Post Properties, Inc.                 28
                                     Post Apartment Homes, L.P.

Since 1993, the Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). It is management's current intent that the Company will continue to operate as a REIT in 2002. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income.

In prior years, the Company met its short-term liquidity requirement of funding the payment of its current level of quarterly dividends to shareholders from its net cash flow provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. Beginning in the fourth quarter of 2001, the Company's net cash flow from operations reduced by annual capital expenditures discussed above was not sufficient to fully fund the Company's current level of dividend payments to common shareholders. The Company's net cash flow from operations continues to be sufficient to meet the dividend requirements to maintain its REIT status under the Code. The additional funding required to pay the current dividends was obtained through a combination of line of credit borrowings and proceeds from asset sales. The factors that have lead to this condition are the decline in economic and market conditions in the fourth quarter in the Company's major markets resulting in lower cash flow from its operating property portfolio, the slower lease-up of its existing development community portfolio and the short-term negative cash flow impact of funding its current development portfolio through the sale of operating real estate assets.

Management believes that these factors will remain present as the Company moves into 2002, resulting in the need to fund a portion of its current level of dividend payments primarily through proceeds from asset sales. Depending on market conditions, the Company may need to fund dividends ranging from $8,000 to $15,000 from these sources in 2002. Management has indicated that it intends to maintain the quarterly dividend to common shareholders at its current level of $0.78 per share, as the Company has adequate financing capability to fund the dividends. Additionally, it is management's belief that as economic and market conditions recover in future periods operating cash flow will increase and be adequate to fund the current level of dividend payments.

Management expects the Company to meet its new construction and development and certain of its other long-term liquidity requirements, including the contractual obligations detailed below, and possible land and property acquisitions through the sale of operating properties and through long-term secured and unsecured borrowings. Management believes the Company has adequate borrowing capacity and accessibility to real estate sales markets to fund these requirements. Additionally, the Company began to utilize equity joint ventures as a means of raising capital and reducing the size and exposure of its development property pipeline. During 2001, the Company received equity capital through the joint ventures totaling $18,082. The Company plans to continue to use joint venture arrangements in 2002.

A summary of the Company's future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations listed and discussed below at December 31, 2001, were as follows:

                                                                       OBLIGATION DUE DATE
                                           ---------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                       TOTAL       1 YEAR OR LESS   2-3 YEARS       4-5 YEARS     AFTER 5 YEARS
-----------------------                    ----------     --------------   ---------       ---------     -------------
Long-term debt ....................        $1,170,318        $23,367        $130,505        $283,682        $732,764
Lines of credit ...................           166,202         11,202         155,000              --              --
Operating leases(1) ...............           165,857          1,918           3,547           2,594         157,798
Debt and equity commitments to
   unconsolidated entities(2) .....            43,988         43,988              --              --              --
                                           ----------        -------        --------        --------        --------
                                           $1,546,365        $80,475        $289,052        $286,276        $890,562
                                           ==========        =======        ========        ========        ========

(1) Includes six ground leases relating to apartment communities owned by the Company.
(2) At December 31, 2001, the Company is obligated to fund approximately $34,252 of construction financing and $9,736 of equity contributions to unconsolidated entities. In addition, the Company has guaranteed the timely construction completion and the final cost of certain construction cost categories of the underlying real estate projects. The maximum exposure under the cost guarantee provisions of these arrangements is approximately $14,000. The Company estimates its current funding obligation under these cost guarantee provisions to be approximately $900. Further, the Company believes the projects will be completed on a timely basis, thus fully mitigating its cost exposure under the completion guarantee.

In addition to these contractual obligations, the Company has development projects in progress that will be completed over the next twelve to eighteen months. At December 31, 2001, the Company's share of the estimated future cash expenditures to complete these projects will approximate $200,000. As previously discussed, the Company intends to use the proceeds from sale of operating properties as the primary source of capital to fund these future development expenditures. The Company began an active asset sale and capital recycling program in 2000 as the primary means to fund its on-going development community program. Total funds raised in 2001 and 2000 were $220,122 and $157,265, respectively.


                                        Post Properties, Inc.                 29
                                     Post Apartment Homes, L.P.

In 2001, the Company sold six apartment communities containing 2,799 units for net proceeds of approximately $210,443. The communities sold were located in Atlanta, Georgia, Dallas Texas and Nashville, Tennessee. Additionally, the Company sold land parcels in Dallas, Texas, Denver, Colorado and Charlotte, North Carolina and a commercial property in Dallas, Texas for aggregate net proceeds of $9,679. These sales resulted in net gains of approximately $16,365. For the year ended December 31, 2001, the aggregate net gain on the sale of assets of $23,942 included the impact of the estimated net losses totaling $11,490 on the write down to fair value of assets designated as held for sale at December 31, 2001 and excluded realized losses totaling $19,067 related to assets written down to their estimated fair value at December 31, 2000.

In 2000, the Company sold eight apartment communities containing 1,984 units for net proceeds of approximately $157,265, resulting in net gains of approximately $24,266. The communities sold were located in Atlanta, Georgia, Jackson, Mississippi and Nashville, Tennessee. For the year ended December 31, 2000, the aggregate net gain on the sale of assets of $3,208 included the estimated net losses totaling $21,058 on the write down to fair value of assets designated as held for sale at December 31, 2000.

At December 31, 2001, the Company had available credit facility borrowing capacity of approximately $359,000 under its existing credit facilities. The Company's primary credit facility with total capacity of $320,000 matures in 2004 while a second incremental credit facility of $185,000 renews annually. Management currently anticipates the renewal of the incremental credit facility although the total capacity will likely be reduced as a result of the decrease in the Company's development pipeline. The Company has adequate capacity under these facilities to execute its 2002 business plan without regard to a significant level of asset sales or other secured and unsecured debt financings.

In the first quarter of 2002, the Company's unsecured public debt was downgraded from Baa1 to Baa2 by Moody's Investor Services and from BBB+ to BBB by Standard & Poors. This change in the investment credit rating of the Company's debt increased the pricing of its syndicated lines of credit by 10 to 12.5 basis points and may increase the pricing of new issuances of unsecured debt. In addition, certain of the financial covenants under the Company's syndicated line of credit are tied to maintaining an investment grade credit rating. After the recent downgrade, the Company remains an investment grade rated company by both Moody's Investors Services and Standard & Poors. Management does not anticipate this downgrade to affect the Company's ability to obtain the anticipated level of debt financing. Should the Company not maintain its investment credit rating its total dividend payout, exclusive of the portion of the dividend attributable to capital gains from asset sales up to $30,000, would be limited to 95% versus 100% of Consolidated Income Available for Distribution, as defined. Management believes the Company's current business plan and financing strategy are consistent with the fundamentals of maintaining its investment grade ratings.

UNSECURED LINES OF CREDIT

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the "Revolver"), for its short-term financing. At December 31, 2001, the stated interest rate for the Revolver was LIBOR plus 0.75% or prime minus 0.25%. Subsequent to year end, the stated rate increased to LIBOR plus 0.85% as a result of credit rating agency downgrade on the Company's senior unsecured debt. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend level. The Revolver matures in April 2004.

The Company also has in place an additional $185,000 line of credit facility for general corporate purposes. This line matures in April 2002 and carries terms substantially equal to the Revolver. Management expects the Company to renew and extend this credit facility, although the total capacity and terms may vary. There were no outstanding borrowings under this facility at December 31, 2001.


                                        Post Properties, Inc.                 30
                                     Post Apartment Homes, L.P.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the "Cash Management Line"). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in February, 2003. Management believes the Cash Management Line will be renewed at maturity with similar terms.

SENIOR AND MEDIUM TERM NOTES

In 2001, the Company issued $50,000 of 6.71% senior unsecured notes due in 2006. The net proceeds from the notes were used to repay outstanding indebtedness. In 2001, the Company repaid the outstanding balance of one medium term note issuance totaling $37,000 and one senior note issuance totaling $30,000 at their scheduled maturing dates. All of the unsecured notes are subject to certain covenants, including those governing the Company's total leverage.

STOCK REPURCHASE PROGRAM

The Company's Board of Directors has approved the purchase of up to $200,000 of the Company's common stock. In the fourth quarter of 2000, the Company began repurchasing shares of its common stock in accordance with the announced stock repurchase program using funds from operating cash flow and the sale of properties. Purchases will be made from time to time in the open market and it is expected that funding of the program will come primarily from the proceeds from asset sales. For the year ended December 31, 2001, the Company repurchased 2,370,100 shares of common stock at a total cost of $87,506. Treasury stock activity for the year ended December 31, 2001 was as follows (in thousands dollars):

                                                                             TREASURY STOCK
                                                                     ----------------------------

                                                                      SHARES              AMOUNT
                                                                     ---------           --------

               Balance at December 31, 2000 ...............            808,596           $ 28,903
                 Acquisitions of common stock .............          2,370,100             87,506
                 Other additions ..........................              1,902                 70
                 Distribution under Employee Stock Plan ...           (360,953)           (12,906)
                                                                     ---------           --------
               Balance at December 31, 2001 ...............          2,819,645           $103,573
                                                                     =========           ========

Additionally, during the fourth quarter of 2001, the Company repurchased 100,000 shares of its preferred stock for $5,100. The stock repurchase activity in 2001 and 2000 was consistent with the Company's stated objective to acquire stock when the price per share is below the Company's internal estimate of the fair market value of its net assets. Management has indicated it will be opportunistic with respect to additional share repurchases and intends to finance additional repurchases with asset sale proceeds rather than additional borrowings.


                                        Post Properties, Inc.                 31
                                     Post Apartment Homes, L.P.

SCHEDULE OF INDEBTEDNESS

The following table reflects the Company's indebtedness at December 31, 2001 and 2000:



                                                                       INTEREST             MATURITY
DESCRIPTION                                    PAYMENT TERMS             RATE               DATE (1)
-----------                                    --------------        ------------           ---------
SENIOR NOTES (UNSECURED)
Senior Notes ..........................             Int.             6.71% - 7.70%          2003-2010
Medium Term Notes .....................             Int.             6.69% - 8.12%(2)       2004-2015
Northwestern Mutual Life ..............             Int.                     8.37%             2002


UNSECURED  LINES OF CREDIT & OTHER
Revolver                                            N/A              LIBOR + 0.75%(3)          2004
Cash Management Line .................              N/A              LIBOR + 0.75%             2003
Other ................................              N/A                      5.00%(4)          2021


CONVENTIONAL FIXED RATE (SECURED)
FNMA .................................         Prin. and Int.               6.975%(5)          2029
Northwestern Mutual Life .............         Prin. and Int.                7.69%             2007
Northwestern Mutual Life .............         Prin. and Int.                6.50%(6)          2009
Northwestern Mutual Life .............         Prin. and Int.                7.69%             2007
Parkwood Townhomes(TM) ...............         Prin. and Int.               7.375%             2014


TAX EXEMPT FLOATING RATE BONDS
(SECURED) ............................              Int.                     1.65%(7)          2025

TOTAL ................................


                                                       DECEMBER 31,
                                               ----------------------------

DESCRIPTION                                       2001              2000
-----------                                    ----------        ----------
SENIOR NOTES (UNSECURED)
Senior Notes ..........................        $  360,000        $  310,000
Medium Term Notes .....................           323,000           360,000
Northwestern Mutual Life ..............            20,000            50,000
                                               ----------        ----------
                                                  703,000           720,000
                                               ----------        ----------
UNSECURED  LINES OF CREDIT & OTHER
Revolver                                          155,000            18,000
Cash Management Line .................             11,202             4,925
Other ................................              2,000             2,000
                                               ----------        ----------
                                                  168,202            24,925
                                               ----------        ----------
CONVENTIONAL FIXED RATE (SECURED)
FNMA .................................            102,200           103,200
Northwestern Mutual Life .............             50,527            51,238
Northwestern Mutual Life .............             47,681            48,601
Northwestern Mutual Life .............             28,268            28,666
Parkwood Townhomes(TM) ...............                762               799
                                               ----------        ----------
                                                  229,438           232,504
                                               ----------        ----------

TAX EXEMPT FLOATING RATE BONDS
(SECURED) ............................            235,880           235,880
                                               ----------        ----------
TOTAL ................................         $1,336,520        $1,213,309
                                               ==========        ==========

(1) All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2) Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(3) Represents stated rate. Stated rate increased to LIBOR plus 0.85% in 2002. At December 31, 2001, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 2.46%.
(4) This loan is interest free for the first three years, with interest at 5.00% thereafter.
(5) In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(6) This note bears interest at 6.50% with an effective rate of 7.30%.
(7) FNMA credit enhanced bond indebtedness. Interest based on FNMA "AAA" tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2001 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company's exposure to increases in the base interest rate to 5%.

CAPITALIZATION OF FIXED ASSETS AND COMMUNITY IMPROVEMENTS

The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. For new development communities carpet replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life). Thereafter, carpet replacements are capitalized.

                                        Post Properties, Inc.                 32
                                     Post Apartment Homes, L.P.

Acquisition of assets and community improvement expenditures for the years ended December 31, 2001 and 2000 are summarized as follows:

                                                                                 2001              2000
                                                                               --------          --------
               New community development and acquisition activity ...          $232,569          $387,649
               Revenue generating additions and improvements:
                  Property renovations ..............................             4,019             6,638
                  Submetering of water service ......................               207                32
               Nonrecurring capital expenditures:
                  Vehicle access control gates ......................               749               403
                  Other community additions and improvements ........             1,786             5,173
               Recurring capital expenditures:
                  Carpet replacements ...............................             2,935             2,890
                  Other community additions and improvements ........             7,506             6,267
                  Corporate additions and improvements ..............             3,021             3,441
                                                                               --------          --------
                                                                               $252,792          $412,493
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


                                        Post Properties, Inc.                 33
                                     Post Apartment Homes, L.P.

FFO and CAD for the years ended December 31, 2001, 2000 and 1999 presented on a historical basis are summarized in the following table:

Calculation of Funds from Operations and Cash Available for Distribution

                                                                                    2001              2000              1999
                                                                                ------------      ------------      ------------
       Net income available to common shareholders ........................     $     75,159      $     88,645      $     92,642
       Cumulative effect of accounting change, net of minority interest ...              613                --                --
       Extraordinary item, net of minority interest .......................               77                --               458
       Minority interest of common unitholders ............................           10,203            11,691            12,598
       Net (gain) loss on sale of assets ..................................          (23,942)           (3,208)            1,522
                                                                                ------------      ------------      ------------
       Adjusted net income ................................................           62,110            97,128           107,220
       Depreciation of real estate assets .................................           71,023            66,283            55,361
                                                                                ------------      ------------      ------------
       Funds from Operations(1) ...........................................          133,133           163,411           162,581
       Recurring capital expenditures(2) ..................................          (10,441)           (9,157)           (8,641)
       Non-recurring capital expenditures(3) ..............................           (2,535)           (5,576)           (2,971)
       Loan amortization payments .........................................           (3,126)           (1,869)              (81)
                                                                                ------------      ------------      ------------
       Cash Available for Distribution ....................................     $    117,031      $    146,809      $    150,888
                                                                                ============      ============      ============
       Revenue generating capital expenditures(4) .........................     $      4,226      $      6,670      $      8,011
                                                                                ============      ============      ============
       Cash Flow Provided By (Used In):
         Operating activities .............................................     $    161,564      $    185,073      $    153,038
         Investing activities .............................................     $    (51,213)     $   (255,986)     $   (317,960)
         Financing activities .............................................     $   (113,007)     $     72,502      $    149,638

       Weighted average common shares outstanding - basic .................       38,052,673        39,317,725        38,460,689
                                                                                ============      ============      ============
       Weighted average common shares outstanding - diluted ...............       38,267,939        39,852,514        38,916,987
                                                                                ============      ============      ============
       Weighted average common shares and units outstanding - basic .......       43,211,834        44,503,290        43,663,373
                                                                                ============      ============      ============
       Weighted average common shares and units outstanding - diluted .....       43,427,100        45,038,079        44,119,671
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

(2) Recurring capital expenditures consisted primarily of $2,935, $2,890 and $2,864 of carpet replacement and $7,506, $6,267 and $5,777 of other community additions and improvements to existing communities for the years ended December 31, 2001, 2000 and 1999, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $3,021, $3,441 and $6,811 are excluded from the calculation of CAD for the years ended December 31, 2001, 2000 and 1999, respectively.

(3) Non-recurring capital expenditures consisted of the additions of vehicle access control gates to communities of $749, $403 and $794 and other community additions and improvements of $1,786, $5,173 and $2,177 for the years ended December 31, 2001, 2000 and 1999, respectively.

(4) Revenue generating capital expenditures included major renovations of communities in the amount of $4,019, $6,638 and $7,826 for the years ended December 31, 2001, 2000 and 1999, respectively, and sub-metering of water service to communities in the amounts of $207, $32 and $185 for the years ended December 31, 2001, 2000 and 1999, respectively.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include our expectations with regard to net operating income and funds from operations for 2002, our expectations with regard to occupancy levels and rent growth, our expectations with regard to our dividend payments, our ability to meet new construction, development and other long-term liquidity requirements, and our ability to execute asset sales in connection with our asset sale and capital recycling program. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in the Company's filings with the Securities and Exchange Commission.


                                        Post Properties, Inc.                 34
                                     Post Apartment Homes, L.P.

The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in the Company's forward-looking statements:

- future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;
- demand for apartments in the Company's markets and the effect on occupancy and rental rates;
- the impact of competition, on the Company's business, including competition for tenants and development locations;
- the Company's ability to obtain financing or self fund the development of additional apartment communities;
- the uncertainties associated with the Company's current real estate development, including actual costs exceeding the Company's budgets or development periods exceeding expectations;
- conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
- the effects of changes in accounting policies and other regulatory matters detailed in the Company's filings with the Securities and Exchange Commission and uncertainties of litigation; and
- the Company's ability to continue to qualify as a real estate investment trust under the Code.



                                        Post Properties, Inc.               35
                                     Post Apartment Homes, L.P.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The Company's primary market risk exposure is interest rate risk. At December 31, 2001, the Company had $293,402 of variable rate debt tied to LIBOR. In addition, the Company had $235,880 in variable tax-exempt debt with interest based the FNMA "AAA" tax exempt rate.. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based upon implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

                                                                   EXPECTED MATURITY DATE
                                        -----------------------------------------------------------------------------
                                          2002         2003          2004          2005          2006     THERE-AFTER
                                        -------      --------      --------      --------      -------      --------
                                                                       (in thousands)
                                        -----------------------------------------------------------------------------
Long-term Debt:
   Fixed Rate .....................     $22,217      $102,381      $ 25,554      $177,748      $77,949      $401,389
                                        -------      --------      --------      --------      -------      --------
   Average interest rate ..........        7.42%         7.44%         7.46%         7.29%        7.35%         6.84%
Floating Rate(1)
   LIBOR-based:
     Cash  Management  Line (2) ...      11,202            --            --            --           --            --
     MTN ..........................          --            --            --        25,000           --            --
     Revolver(2) ..................          --            --       155,000            --           --            --
     FNMA(3) ......................       1,150         1,235         1,335         1,435        1,550        95,495
                                        -------      --------      --------      --------      -------      --------
       Total LIBOR-based ..........      12,352         1,235       156,335        26,435        1,550        95,495
     Tax-exempt(4) ................          --            --            --            --           --       235,880
                                        -------      --------      --------      --------      -------      --------
Total floating rate Debt ..........      12,352         1,235       156,335        26,435        1,550       331,375
                                        -------      --------      --------      --------      -------      --------
Total debt ........................     $34,569      $103,616      $181,889      $204,183      $79,499      $732,764
                                        =======      ========      ========      ========      =======      ========

                                           EXPECTED MATURITY DATE
                                         --------------------------
                                            TOTAL        FAIR VALUE
                                         ----------      ----------
                                               (in thousands)
                                         --------------------------
Long-term Debt:
   Fixed Rate .....................      $  807,238      $  847,563
                                         ----------      ----------
   Average interest rate ..........            7.44%
Floating Rate(1)
   LIBOR-based:
     Cash  Management  Line (2) ...          11,202          11,202
     MTN ..........................          25,000          25,000
     Revolver(2) ..................         155,000         155,000
     FNMA(3) ......................         102,200         102,200
                                         ----------      ----------
       Total LIBOR-based ..........         293,402         293,402
     Tax-exempt(4) ................         235,880         235,880
                                         ----------      ----------
Total floating rate Debt ..........         529,282         529,282
                                         ----------      ----------
Total debt ........................      $1,336,520      $1,376,845
                                         ==========      ==========

(1) Interest on these debt instruments is based on LIBOR ranging from LIBOR plus 0.75% to 0.85% above LIBOR. At December 31, 2001, the LIBOR rate was 1.88%. See Schedule of indebtedness in Management's Discussion and Analysis for rates on individual debt instruments.
(2) Assumes the Company's Revolver and Cash Management Line are repaid at the maturity date. Management believes these lines will be renewed at maturity with similar terms.
(3) In December 2000, the Company entered into a swap transaction that fixed the rate on the note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.
(4) At December 31, 2001, the FNMA "AAA" tax exempt rate was 1.65%. Interest on these debt instruments is equal to the FNMA "AAA" tax exempt rate plus credit enhancement and other fees of 0.639%. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5.00%.


                                        Post Properties, Inc.                 36
                                     Post Apartment Homes, L.P.

                                                                                                           EXPECTED
                                                                          AVERAGE           AVERAGE       SETTLEMENT
       INTEREST RATE DERIVATIVES                  NOTIONAL AMOUNT     PAY RATE/CAP RATE   RECEIVE RATE       DATE     FAIR VALUE
       -------------------------                -------------------   -----------------   -------------   ----------  ----------
                                                                                                                     Asset (Liab.)
       Interest Rate Swaps
                                                $104,000 amortizing
          Variable to fixed ...............          to $90,270             6.04%         1 month LIBOR     7/31/09     $(4,799)
          Variable to fixed ...............          $  25,000              6.53%         3 month LIBOR     2/01/05      (1,846)
       Interest rate cap ..................          $  76,000              5.00%                    --     2/01/03           5
       Interest rate cap ..................          $ 141,230              5.00%                    --     2/01/03           9
       Interest rate cap ..................          $  18,650              5.00%                    --     2/01/03           1
                                                                                                                        -------
                                                                                                                        $(6,630)
                                                                                                                        =======

As more fully described in Note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company's floating rate LIBOR-based and tax-exempt borrowings, in excess of the $102,200 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2001, would increase or decrease by approximately $4,300 on an annualized basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 14(a) and are filed as part of this report on the pages indicated. The supplementary data are included in Note 13 of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                        Post Properties, Inc.                 37
                                     Post Apartment Homes, L.P.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the headings "Election of Directors" entitled "Nominees for Election," "Incumbent Directors -- Term Expiring 2003," and "Incumbent Directors -- Term Expiring 2004" of the Proxy Statement for Annual Meeting of Shareholders to be held May 23, 2002 (the "Proxy Statement") are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading titled "Executive Compensation" entitled "Summary Compensation Table," "Option Grants Table," "Fiscal Year-End Option Value Table," "Profit Sharing Plan," "Noncompetition Agreements, Employment Agreements and Change of Control Agreements" and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section under the heading "Common Stock Ownership by Management and Principal Shareholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section under the heading "Certain Transactions" of the Proxy Statement is incorporated herein by reference.


                                        Post Properties, Inc.                 38
                                     Post Apartment Homes, L.P.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)  1. AND 2. FINANCIAL STATEMENTS AND SCHEDULES

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
POST PROPERTIES, INC.
Consolidated Financial Statements:
   Report of Independent Accountants......................................................................      40
   Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................      41
   Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.............      42
   Consolidated Statements of Shareholders' Equity and Accumulated Earnings for the Years Ended
     December 31, 2001, 2000 and 1999.....................................................................      43
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.............      44
   Notes to the Consolidated Financial Statements.........................................................      45

POST APARTMENT HOMES, L.P.
Consolidated Financial Statements:
   Report of Independent Accountants......................................................................      63
   Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................      64
   Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.............      65
   Consolidated Statements of Partners' Equity for the Years Ended December 31, 2001, 2000 and 1999.......      66
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.............      67
   Notes to the Consolidated Financial Statements.........................................................      68

Schedule III:
   Real Estate and Accumulated Depreciation...............................................................      86

All other schedules are omitted because they are either not applicable or not required.

POST PROPERTIES, INC. -- 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
Financial Statements:
   Report of Independent Accountants......................................................................      89
   Statement of Net Assets Available for Plan Benefits as of December 31, 2001 and 2000...................      90
   Statement of Changes in Net Assets Available for Plan Benefits for the Years Ended
     December 31, 2001 and 2000...........................................................................      91
   Notes to Financial Statements..........................................................................      92


                              Post Properties, Inc.                          39
                            Post Apartment Homes, L.P

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Post Properties, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and accumulated earnings, and of cash flows, present fairly, in all material respects, the financial position of Post Properties, Inc. at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years then ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, Post Properties, Inc. adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001.


PricewaterhouseCoopers LLP (signed)


Atlanta, Georgia
March 5, 2002


                              Post Properties, Inc.                          40
                            Post Apartment Homes, L.P

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                            DECEMBER 31,
                                                                                                   --------------------------------
                                                                                                       2001                2000
                                                                                                   ------------        ------------
ASSETS
   Real estate assets
     Land ................................................................................         $    277,146        $    281,525
     Building and improvements ...........................................................            1,794,658           1,681,798
     Furniture, fixtures and equipment ...................................................              212,390             190,968
     Construction in progress ............................................................              419,449             509,702
     Investments in and advances to unconsolidated real estate entities ..................               89,692                  --
     Land held for future development ....................................................               23,658              28,995
                                                                                                   ------------        ------------
                                                                                                      2,816,993           2,692,988
     Less: accumulated depreciation ......................................................             (393,014)           (345,121)
     Assets held for sale ................................................................               39,419             122,047
                                                                                                   ------------        ------------
     Real estate assets ..................................................................            2,463,398           2,469,914
   Cash and cash equivalents .............................................................                4,803               7,459
   Restricted cash .......................................................................                1,315               1,272
   Deferred charges, net .................................................................               18,203              21,700
   Other assets ..........................................................................               50,632              50,892
                                                                                                   ------------        ------------
     Total assets ........................................................................         $  2,538,351        $  2,551,237
                                                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable .........................................................................         $  1,336,520        $  1,213,309
   Accrued interest payable ..............................................................                9,660              10,751
   Dividend and distribution payable .....................................................               33,208              33,933
   Accounts payable and accrued expenses .................................................               72,277              67,136
   Security deposits and prepaid rents ...................................................                9,016               9,407
                                                                                                   ------------        ------------
     Total liabilities ...................................................................            1,460,681           1,334,536
                                                                                                   ------------        ------------

   Minority interest of preferred unitholders in Operating Partnership ...................               70,000              70,000
                                                                                                   ------------        ------------
   Minority interest of common unitholders in Operating Partnership ......................              106,153             118,091
                                                                                                   ------------        ------------
   Commitments and contingencies .........................................................                   --                  --
   Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized:
       8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 and 1,000,000 shares issued and outstanding at
         December 31, 2001 and
         2000, respectively ..............................................................                    9                  10
       7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per
         share, 2,000,000 shares issued and outstanding ..................................                   20                  20
       7 5/8% Series C Cumulative Redeemable Shares, liquidation preference $25 per
         share, 2,000,000 shares issued and outstanding ..................................                   20                  20
     Common stock, $.01 par value, 100,000,000 authorized:
       39,676,204 and 39,662,192 shares issued, 36,856,559 and 38,853,596 shares
         outstanding at December 31, 2001 and 2000, respectively .........................                  396                 396
   Additional paid-in capital ............................................................            1,010,954           1,057,067
   Accumulated earnings ..................................................................                   --                  --
   Accumulated other comprehensive income ................................................               (5,864)                 --
   Deferred compensation .................................................................                 (445)                 --
                                                                                                   ------------        ------------
                                                                                                      1,005,090           1,057,513
   Less common stock in treasury, at cost, 2,819,645 shares and 808,596 shares at
     December 31, 2001 and 2000, respectively ............................................             (103,573)            (28,903)
                                                                                                   ------------        ------------
     Total shareholders' equity ..........................................................              901,517           1,028,610
                                                                                                   ------------        ------------
     Total liabilities and shareholders' equity ..........................................         $  2,538,351        $  2,551,237
                                                                                                   ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              Post Properties, Inc.                          41
                            Post Apartment Homes, L.P

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------------
                                                                                    2001                2000               1999
                                                                                -------------      -------------      -------------
REVENUES
   Rental .................................................................     $     368,042      $     365,895      $     318,697
   Third-party services ...................................................            14,088             15,249             12,486
   Interest ...............................................................             1,771              1,922                764
   Other ..................................................................            14,413             16,766             13,980
                                                                                -------------      -------------      -------------
     Total revenues .......................................................           398,314            399,832            345,927
                                                                                -------------      -------------      -------------

EXPENSES
   Property operating and maintenance (exclusive of items shown
     separately below) ....................................................           140,630            131,349            113,152
   Depreciation ...........................................................            76,178             71,113             58,013
   Third-party services ...................................................            13,023             13,092             10,829
   Interest ...............................................................            57,930             50,303             33,192
   Amortization of deferred loan costs ....................................             1,978              1,636              1,496
   General and administrative .............................................            13,745             10,066              7,788
   Minority interest in consolidated property partnerships ................            (2,098)            (1,695)               511
                                                                                -------------      -------------      -------------
     Total expenses .......................................................           301,386            275,864            224,981
                                                                                -------------      -------------      -------------

   Income before net gain (loss) on sale of assets, other charges, minority interest of unitholders in Operating Partnership,
     cumulative effect of accounting change and extraordinary item ........            96,928            123,968            120,946
   Net gain (loss) on sale of assets ......................................            23,942              3,208             (1,522)
   Project abandonment, employee severance and impairment charges .........           (17,450)            (9,365)                --
   Minority interest of preferred unitholders in Operating Partnership ....            (5,600)            (5,600)            (1,851)
   Minority interest of common unitholders in Operating Partnership .......           (10,203)           (11,691)           (12,598)
                                                                                -------------      -------------      -------------
   Income before cumulative effect of accounting change and
     extraordinary item ...................................................            87,617            100,520            104,975
   Cumulative effect of accounting change, net of minority interest .......              (613)                --                 --
   Extraordinary item, net of minority interest ...........................               (77)                --               (458)
                                                                                -------------      -------------      -------------
   Net income .............................................................            86,927            100,520            104,517
   Dividends to preferred shareholders ....................................           (11,768)           (11,875)           (11,875)
                                                                                -------------      -------------      -------------
   Net income available to common shareholders ............................     $      75,159      $      88,645      $      92,642
                                                                                =============      =============      =============

EARNINGS PER COMMON SHARE - BASIC
   Income before cumulative effect of accounting change and
     extraordinary item (net of preferred dividends) ......................     $        2.00      $        2.25      $        2.42
   Cumulative effect of accounting change, net of minority interest .......             (0.02)                --                 --
   Extraordinary item, net of minority interest ...........................                --                 --              (0.01)
                                                                                -------------      -------------      -------------
   Net income available to common shareholders ............................     $        1.98      $        2.25      $        2.41
                                                                                =============      =============      =============
   Weighted average common shares outstanding .............................        38,052,673         39,317,725         38,460,689
                                                                                =============      =============      =============

EARNINGS PER COMMON SHARE - DILUTED
   Income before cumulative effect of accounting change and
     extraordinary item (net of preferred dividends) ......................     $        1.98      $        2.22      $        2.39
   Cumulative effect of accounting change, net of minority interest .......             (0.02)                --                 --
   Extraordinary item, net of minority interest ...........................                --                 --              (0.01)
                                                                                -------------      -------------      -------------
   Net income available to common shareholders ............................     $        1.96      $        2.22      $        2.38
                                                                                =============      =============      =============
   Weighted average common shares outstanding .............................        38,267,939         39,852,514         38,916,987
                                                                                =============      =============      =============
   Dividends declared .....................................................     $        3.12      $        3.04      $        2.80
                                                                                =============      =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              Post Properties, Inc.                          42
                            Post Apartment Homes, L.P

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                 ADDITIONAL
                                                               PREFERRED         COMMON           PAID-IN             ACCUMULATED
                                                                 STOCK            STOCK           CAPITAL               EARNINGS
                                                               ---------         -------        ------------          ----------
SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, DECEMBER 31, 1998.........................         $     50          $ 380         $  1,051,256          $       --
   Offering cost of redeemable
     preferred units ..................................               --             --               (1,810)                 --
   Proceeds from Dividend
     Reinvestment and Employee
     Stock Purchase Plan ..............................               --              8               23,304                  --
   Adjustment for minority
     interest of unitholders in
     Operating Partnership at
     dates of capital transactions ....................               --             --                  857                  --
   Net income .........................................               --             --                   --             104,517
   Dividends to preferred
     shareholders .....................................               --             --                   --             (11,875)
   Dividends declared and paid to
     common shareholders ..............................               --             --              (15,183)            (65,458)
   Dividends declared to common
     shareholders .....................................               --             --                   --             (27,184)
                                                                --------          -----         ------------          ----------
SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, DECEMBER 31, 1999.........................         $     50          $ 388         $  1,058,424          $       --
   Proceeds from Dividend
     Reinvestment and Employee
     Stock Purchase Plan ..............................               --              8               29,029                  --
   Adjustment for minority
     interest of unitholders in
     Operating Partnership at
     dates of capital transactions ....................               --             --                  320                  --
   Net income .........................................               --             --                   --             100,520
   Acquisition of treasury stock ......................               --             --                   --                  --
   Dividends to preferred
     shareholders .....................................               --             --                   --             (11,875)
   Dividends to common
     shareholders .....................................               --             --              (30,706)            (88,645)
                                                                --------          -----         ------------          ----------
SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, DECEMBER 31, 2000.........................         $     50          $ 396         $  1,057,067          $       --
   COMPREHENSIVE INCOME
     Net income .......................................               --             --                   --              86,927
     Cumulative effect of adoption
       of SFAS 133, net of
       minority interest ..............................               --             --                   --                  --
     Net change in derivative
       value, net of minority
       interest .......................................               --             --                   --                  --
     TOTAL COMPREHENSIVE INCOME .......................
   Proceeds from Dividend
     Reinvestment and Employee
     Stock Purchase Plans .............................               --             --               (3,541)                 --
     Preferred Stock repurchase .......................               (1)            --               (5,099)                 --
     Adjustment for minority
       interest of  unitholders in
       Operating Partnership at
       dates of capital
       transactions ...................................               --             --                5,194                  --
     Restricted stock issuances,
       net of forfeitures .............................               --             --                   46                  --
     Amortization of deferred
       compensation ...................................               --             --                   --                  --
     Treasury stock acquisitions ......................               --             --                   --                  --
     Dividends to preferred
       shareholders ...................................               --             --                   --             (11,768)
     Dividends to common
       shareholders ...................................               --             --              (42,713)            (75,159)
                                                                --------          -----         ------------          ----------
SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, DECEMBER 31, 2001.........................         $     49          $ 396         $  1,010,954          $       --
                                                                ========          =====         ============          ==========


                                                              ACCUMULATED
                                                                OTHER
                                                             COMPREHENSIVE      DEFERRED         TREASURY
                                                                INCOME        COMPENSATION         STOCK                 TOTAL
                                                             -------------    ------------      ------------          ----------
SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, DECEMBER 31, 1998.........................         $     --          $  --         $         --          $1,051,686
   Offering cost of redeemable
     preferred units ..................................               --             --                   --              (1,810)
   Proceeds from Dividend
     Reinvestment and Employee
     Stock Purchase Plan ..............................               --             --                   --              23,312
   Adjustment for minority
     interest of unitholders in
     Operating Partnership at
     dates of capital transactions ....................               --             --                   --                 857
   Net income .........................................               --             --                   --             104,517
   Dividends to preferred
     shareholders .....................................               --             --                   --             (11,875)
   Dividends declared and paid to
     common shareholders ..............................               --             --                   --             (80,641)
   Dividends declared to common
     shareholders .....................................               --             --                   --             (27,184)
                                                                --------          -----         ------------          ----------
SHAREHOLDERS' EQUITY AND  ACCUMULATED
   EARNINGS, DECEMBER 31, 1999,........................         $     --          $  --         $         --          $1,058,862
   Proceeds from Dividend
     Reinvestment and Employee
     Stock Purchase Plan ..............................               --             --                  152              29,189
   Adjustment for minority
     interest of unitholders in
     Operating Partnership at
     dates of capital transactions ....................               --             --                   --                 320
   Net income .........................................               --             --                   --             100,520
   Acquisition of treasury stock ......................               --             --              (29,055)            (29,055)
   Dividends to preferred
     shareholders .....................................               --             --                   --             (11,875)
   Dividends to common
     shareholders .....................................               --             --                   --            (119,351)
                                                                --------          -----         ------------          ----------
SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, DECEMBER 31, 2000.........................         $     --          $  --         $    (28,903)         $1,028,610
   COMPREHENSIVE INCOME
     Net income .......................................               --             --                   --              86,927
     Cumulative effect of adoption
       of SFAS 133, net of
       minority interest ..............................           (1,299)            --                   --              (1,299)
     Net change in derivative
       value, net of minority
       interest .......................................           (4,565)            --                   --              (4,565)
                                                                                                                      ----------
     TOTAL COMPREHENSIVE INCOME........................                                                                   81,063
   Proceeds from Dividend
     Reinvestment and Employee
     Stock Purchase Plans .............................               --             --               12,307               8,766
     Preferred Stock repurchase .......................               --             --                   --              (5,100)
     Adjustment for minority
       interest of  unitholders in
       Operating Partnership at
       dates of capital
       transactions ...................................               --             --                   --               5,194
     Restricted stock issuances,
       net of forfeitures .............................               --           (616)                 570                  --
     Amortization of deferred
       compensation ...................................               --            171                   --                 171
     Treasury stock acquisitions ......................               --             --              (87,547)            (87,547)
     Dividends to preferred
       shareholders ...................................               --             --                   --             (11,768)
     Dividends to common
       shareholders ...................................               --             --                   --            (117,872)
SHAREHOLDERS' EQUITY AND ACCUMULATED
   EARNINGS, DECEMBER 31, 2001........................         $ (5,864)         $(445)        $   (103,573)         $  901,517
                                                                ========          =====         ============          ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Post Properties, Inc.                          43
                            Post Apartment Homes, L.P

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------------------
                                                                                  2001                2000               1999
                                                                                ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .............................................................     $   86,927         $  100,520         $  104,517
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net (gain) loss on sale of assets ....................................        (23,942)            (3,208)             1,522
     Minority interest of preferred unitholders in Operating
       Partnership ........................................................          5,600              5,600              1,851
     Minority interest of common unitholders in Operating Partnership .....         10,203             11,691             12,598
     Equity in loss of unconsolidated entities ............................            186                 --                 --
     Cumulative effect of accounting change, net of minority interest .....            613                 --                 --
     Extraordinary item, net of minority interest .........................             77                 --                458
     Depreciation .........................................................         76,178             71,113             58,013
     Amortization of deferred loan costs ..................................          1,978              1,636              1,496
   Changes in assets, (increase) decrease in:
     Restricted cash ......................................................            (43)               108                (32)
     Other assets .........................................................         (1,626)            (8,904)           (24,735)
     Deferred charges .....................................................           (929)            (1,591)            (4,106)
   Changes in liabilities, increase (decrease) in:
     Accrued interest payable .............................................         (1,091)             1,591              1,551
     Accounts payable and accrued expenses ................................          7,824              6,133               (402)
     Security deposits and prepaid rents ..................................           (391)               384                307
                                                                                ----------         ----------         ----------
   Net cash provided by operating activities ..............................        161,564            185,073            153,038
                                                                                ----------         ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables ....       (220,297)          (362,981)          (286,696)
   Net proceeds from sale of assets .......................................        220,122            157,265             16,587
   Capitalized interest ...................................................        (22,124)           (25,426)           (21,417)
   Recurring capital expenditures .........................................        (10,441)            (9,157)            (8,641)
   Corporate additions and improvements ...................................         (3,021)            (3,441)            (6,811)
   Non-recurring capital expenditures .....................................         (2,535)            (5,576)            (2,971)
   Revenue generating capital expenditures ................................         (4,226)            (6,670)            (8,011)
   Investment in and advances to unconsolidated entities ..................         (8,691)                --                 --
                                                                                ----------         ----------         ----------
   Net cash used in investing activities ..................................        (51,213)          (255,986)          (317,960)
                                                                                ----------         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Debt proceeds ..........................................................        710,142            440,001            279,000
   Payment of financing costs .............................................           (300)            (3,128)            (1,495)
   Proceeds from Dividend Reinvestment and Employee Stock Purchase
     Plans ................................................................          8,766             26,754             23,312
   Proceeds from preferred units, net of offering costs ...................             --                 --             68,190
   Debt payments ..........................................................       (586,931)          (216,275)           (89,425)
   Treasury stock acquisitions ............................................        (87,547)           (24,912)                --
   Preferred stock repurchases ............................................         (5,100)                --                 --
   Distributions to preferred unitholders .................................         (5,600)            (5,600)            (1,384)
   Distributions to common unitholders ....................................        (16,018)           (15,458)           (14,318)
   Dividends paid to preferred shareholders ...............................        (11,768)           (11,875)           (11,875)
   Dividends paid to common shareholders ..................................       (118,651)          (117,005)          (102,367)
                                                                                ----------         ----------         ----------
   Net cash provided by (used in) financing activities ....................       (113,007)            72,502            149,638
                                                                                ----------         ----------         ----------
   Net increase (decrease) in cash and cash equivalents ...................         (2,656)             1,589            (15,284)
   Cash and cash equivalents, beginning of period .........................          7,459              5,870             21,154
                                                                                ----------         ----------         ----------
   Cash and cash equivalents, end of period ...............................     $    4,803         $    7,459         $    5,870
                                                                                ==========         ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              Post Properties, Inc.                          44
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

ORGANIZATION

Post Properties, Inc. (the "Company" or "PPI") through its majority owned subsidiary, Post Apartment Homes, L.P. (the "Operating Partnership") currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Washington, D.C., Virginia, Nashville, Houston, Austin, Phoenix, Denver, Pasadena, New York City and Charlotte metropolitan areas. At December 31, 2001, approximately 50.7%, 20.7% and 11.5% (on a unit basis) of the Company's communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of the Company and the Operating Partnership. The Company's investments in non-majority owned entities in which it does not exercise unilateral control, but has the ability to exercise significant influence over operating and financial policies, are accounted for on the equity method of accounting. Accordingly, the Company's share of the net earnings or losses of these entities is included in consolidated net income. All significant inter company accounts and transactions have been eliminated in consolidation. Since units can be redeemed for shares of the Company on a one-for-one basis at the Operating Partnership's option, minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average of shares and units outstanding during the period.

Certain items in the 2000 and 1999 consolidated financial statements were reclassified for comparative purposes with the 2001 consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." This standard established accounting and reporting standards for derivative and hedging activities and required the Company to recognize all derivative financial instruments on its balance sheet at fair value. Upon adoption of SFAS No. 133, the Company recorded a derivative instrument liability of $1,299, net of minority interest, and an adjustment of $1,299, net of minority interest, to accumulated other comprehensive income, a shareholders' equity account, representing the fair value of its outstanding interest rate swap agreements. The Company also recorded a net transition adjustment loss in the statement of operations of $613, net of minority interest, relating to the write down of the book value of it's interest rate cap agreements to their fair value.

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

The Company currently utilizes only qualifying cash flow hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain designated liabilities. This is typically accomplished using an interest rate swap or interest rate cap arrangement. For financial reporting purposes, a cash flow hedge is recorded at fair value in the balance sheet. The gain or loss on the effective portion of these types of cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions are recognized in earnings. The ineffective portion of these cash flow hedges are recorded immediately in earnings.


                              Post Properties, Inc.                          45
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


At December 31, 2001, the Company has outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the year ended December 31, 2001, the Company recorded the unrealized net loss of $4,565, net minority interest, resulting from the change in fair value of these cash flow hedges as a reduction in accumulated other comprehensive income, a shareholders' equity account. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the year ended
December 31, 2001. This charge against earnings and the fair value of the interest rate cap agreements as of December 31, 2001 were not significant to the Company's financial position or results of operations. In 2002, the Company expects to reclassify out of accumulated other comprehensive income approximately $1,231.

In 2001, the Financial Accounting Standards Board issued several new accounting pronouncements, which are discussed in the following paragraphs.

SFAS No. 141, "Business Combinations", which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method, was issued in July 2001. SFAS No. 141 supersedes APB Opinion No. 16, "Accounting for Pre-acquisition Contingencies of Purchase Enterprises". The adoption of SFAS No. 141 did not have a significant effect on the Company's results of operations or its financial position.

SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in July 2001. Under SFAS No. 142, the amortization of goodwill or other intangible assets with indefinite lives is no longer required, but will be subject to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets". The Company will implement SFAS No. 142 on January 1, 2002. The Company believes the provisions of SFAS No. 142 will not have a significant effect on its results of operations or its financial position.

SFAS No. 143, "Account for Obligations Associated with Retirement of Long-Lived Assets", was issued in August 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002. The Company believes the provisions of SFAS No. 143 will not have a significant effect on its results of operations or its financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued in October 2001. SFAS No. 144 requires that long-lived assets be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and the Company will implement the provisions of SFAS No. 144 on January 1, 2002. The Company believes the provisions of SFAS No. 144 will not have a significant effect on the Company's net results of operations or its financial position.

COST CAPITALIZATION

The Company capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment communities, the enhancement of the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life). Thereafter, these replacements are capitalized. The Company expenses as incurred all interior and exterior painting of communities.

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. The incremental personnel and associated costs are capitalized to projects under development based upon the effort directly identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become


                              Post Properties, Inc.                          46
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


substantially complete and available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing expenses) of such communities.

REAL ESTATE ASSETS, DEPRECIATION AND IMPAIRMENT

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

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Factors considered by management in evaluating impairments include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. If any real estate asset held for investment is considered impaired, a loss is recorded to reduce the carrying value of the asset to its fair value. If a real estate asset is held for sale, any estimated loss is recorded to reduce the carrying value of the asset to its fair value less costs to sell. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

As discussed above, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and the Company will implement the provisions of SFAS No. 144 beginning on January 1, 2002. The Company believes the provisions of SFAS No. 144 will not have a significant effect on the Company's net results of operations or its financial position.

REAL ESTATE ASSETS HELD FOR SALE

Under both SFAS No. 121 and 144, real estate assets held for sale are stated at their fair value less cost to sell. The Company classifies real estate assets as held for sale when its internal investment committee approves the sale and the Company has commenced an active program to sell the assets. Subsequent to this classification, no further depreciation is recorded on the assets. The operating results of real estate assets held for sale are included in continuing operations in the consolidated statement of operations. Upon the implementation of SFAS No. 144 in 2002, the operating results of real estate assets held for sale and real estate assets sold will be included in discontinued operations in the consolidated statement of operations.

REVENUE RECOGNITION

Rental -- Residential properties are leased under operating leases with terms of generally one year or less. Rental income is recognized when earned, which is not materially different from revenue recognition on a straight-line basis.

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


                              Post Properties, Inc.                          47
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


DEFERRED FINANCING COSTS

Deferred financing costs are amortized using the interest method over the terms of the related debt.

PER SHARE DATA

Basic earnings per common share with respect to the Company for the years ended December 31, 2001, 2000 and 1999 is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of shares outstanding during the period and includes the effect of the potential issuance of additional shares if stock options were exercised or converted into common stock.

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

2.  DEFERRED CHARGES

Deferred charges consist of the following:

                                                                                 DECEMBER 31,
                                                                       ----------------------------------
                                                                         2001                     2000
                                                                       ---------                ---------
         Deferred financing costs .........................            $  35,817                $  36,068
         Other ............................................                4,527                    5,240
                                                                       ---------                ---------
                                                                          40,344                   41,308

         Less: accumulated amortization ...................              (22,141)                 (19,608)
                                                                       ---------                ---------
                                                                       $  18,203                $  21,700
                                                                       =========                =========


                              Post Properties, Inc.                          48
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


3.  NOTES PAYABLE

At December 31, 2001 and 2000, the Company's indebtedness consisted of the following:

                                                                                                         DECEMBER 31,
                                                         INTEREST            MATURITY           ------------------------------
        DESCRIPTION                PAYMENT TERMS           RATE               DATE(1)              2001               2000
        -----------                -------------       ---------------       ---------          -----------       ------------
 SENIOR NOTES (UNSECURED)
 Senior Notes                           Int.           6.71% - 7.70%         2003-2010          $   360,000       $    310,000
 Medium Term Notes                      Int.           6.69% - 8.12%(2)      2004-2015              323,000            360,000
 Northwestern Mutual Life               Int.                   8.37%            2002                 20,000             50,000
                                                                                                -----------       ------------
                                                                                                    703,000            720,000
                                                                                                -----------       ------------
 UNSECURED LINES OF CREDIT &
 OTHER
 Revolver                                N/A           LIBOR + 0.75% (3)        2004                155,000             18,000
 Cash Management Line                    N/A           LIBOR + 0.75%            2003                 11,202              4,925
 Other                                   N/A                   5.00% (4)        2021                  2,000              2,000
                                                                                                -----------       ------------
                                                                                                    168,202             24,925
                                                                                                -----------       ------------
 CONVENTIONAL FIXED RATE (SECURED)
 FNMA                              Prin. and Int.             6.975% (5)        2029                102,200            103,200
 Northwestern Mutual Life          Prin. and Int.              7.69%            2007                 50,527             51,238
 Northwestern Mutual Life          Prin. and Int.              6.50% (6)        2009                 47,681             48,601
 Northwestern Mutual Life          Prin. and Int.              7.69%            2007                 28,268             28,666
 Parkwood Townhomes(TM)            Prin. and Int.             7.375%            2014                    762                799
                                                                                                -----------       ------------
                                                                                                    229,438            232,504
                                                                                                -----------       ------------

 TAX EXEMPT FLOATING RATE BONDS
 (SECURED)                              Int.                   1.65% (7)        2025                235,880            235,880
                                                                                                -----------       ------------
 TOTAL                                                                                          $ 1,336,520       $  1,213,309
                                                                                                ===========       ============

(1) All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2) Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(3) Represents stated rate. Stated rate increased to LIBOR plus 0.85% in 2002. At December 31, 2001, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 2.46%.
(4) This loan is interest free for the first three years, with interest at 5.00% thereafter.
(5) In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(6)      This note bears interest at 6.50% with an effective rate of 7.30%.
(7) FNMA credit enhanced bond indebtedness. Interest based on FNMA "AAA" tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2001 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company's exposure to increases in the base interest rate to 5%.

SENIOR AND MEDIUM TERM NOTES

In 2001, the Company issued $50,000 of 6.71% senior unsecured notes due in 2006. The net proceeds from the notes were used to repay outstanding indebtedness. In 2001, the Company repaid the outstanding balance of one medium term note issuance totaling $37,000 and one senior note issuance totaling $30,000 at their scheduled maturing dates. All of the unsecured notes are subject to certain covenants, including those governing the Company's interest and fixed charge coverage and total leverage.


                              Post Properties, Inc.                          49
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


DEBT MATURITIES

The aggregate maturities of the Company's indebtedness are as follows(1):

         2002 ...................................            $    23,367
         2003 ...................................                103,616
         2004 ...................................                 26,889
         2005 ...................................                204,183
         2006 ...................................                 79,499
         Thereafter .............................                732,764
                                                             -----------
                                                             $ 1,170,318
                                                             ===========

         (1) Excludes outstanding balances on lines of credit discussed below.

UNSECURED LINES OF CREDIT

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the "Revolver"), for its short-term financing requirements. At December 31, 2001, the stated interest rate for the Revolver was LIBOR plus 0.75% or prime minus 0.25%. Subsequent to year end, the stated rate increased to LIBOR plus 0.85% as a result of a credit rating agency downgrade on the Company's senior unsecured debt. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend level. The Revolver matures in April 2004.

The Company also has in place an additional $185,000 line of credit facility for general corporate purposes. This line, with an annual renewal, matures in April 2002 and carries terms substantially equal to the Revolver. The Company expects to renew this credit facility, although the total capacity and terms may vary.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the "Cash Management Line"). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in February 2003. Management believes the Cash Management Line will be renewed at maturity with similar terms.

INTEREST PAID

Interest paid (including capitalized amounts of $22,124, $25,426 and $21,417 for the years ended December 31, 2001, 2000 and 1999, respectively), aggregated $82,383, $74,419 and $51,337 for the years ended December 31, 2001, 2000 and
1999, respectively.

PLEDGED ASSETS

The aggregate net book value at December 31, 2001 of property pledged as collateral for indebtedness amounted to approximately $457,038.


                              Post Properties, Inc.                          50
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


EXTRAORDINARY ITEM

The extraordinary losses for the years ended December 31, 2001 and 1999 of $88 ($77 net of minority interest) and $521 ($458 net of minority interest), respectively, resulted from costs associates with the early extinguishment of indebtedness.

4.   INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

In 2001, the Company contributed two apartment communities under development in Atlanta, Georgia and one apartment community in Pasadena, California to individual limited liability companies (the "Property LLCs") with an institutional investor. The Company holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $144,000 is being funded through member equity contributions proportionate to the members' ownership interests and through construction financing provided by the Company. No gain or loss was recognized on the Company's contribution to the Property LLCs. The Company provides real estate services (development, construction and property management) to the Property LLCs. The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company's investment over its equity in the underlying net assets of the Property LLCs was approximately $3,123 at December 31, 2001. This excess investment will primarily be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

         DECEMBER 31, 2001
         Real estate assets, net                                       $  115,664
         Cash and other                                                       533
                                                                       ----------
            Total assets                                               $  116,197
                                                                       ==========

         Construction notes payable to Company                         $   77,019
         Other liabilities                                                 11,892
                                                                       ----------
            Total liabilities                                              88,911
                                                                       ----------
         Members' equity                                                   27,286
                                                                       ----------
            Total liabilities and members' equity                      $  116,197
                                                                       ==========

         Company's equity investment                                   $   12,673
                                                                       ==========

         YEAR ENDED DECEMBER 31, 2001
         Revenue                                                       $      186
         Expenses                                                            (718)
                                                                       ----------
         Net loss                                                      $     (532)
                                                                       ==========

         Company's share of net loss                                   $     (186)
                                                                       ==========

At December 31, 2001, two of the apartment communities had commenced initial rental operations. The third community was under construction with an anticipated completion date in 2002. The Company's share of the net loss from these investments is included in other revenue in the accompanying consolidated financial statements.

The Company has committed construction financing to the Property LLCs totaling $111,271 ($77,019 funded at December 31, 2001). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from February 2003 to February 2004 and are expected to be repaid from the proceeds of permanent project financings. A portion of the construction loan financing from the Company totaling approximately $50,062 represents an obligation of the institutional investor member of the Property LLCs.


                              Post Properties, Inc.                          51
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


As part of the development and construction services agreements entered into between the Company and the Property LLCs, the Company guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $14,000). At December 31, 2001, the Company's estimated obligations under the agreements total approximately $900. If the Company is unsuccessful in mitigating these estimated costs, the Company will be required to fund the amounts to the Property LLCs. Any amounts funded will be accounted for as part of the Company's investment in the Property LLCs. Additionally, under these agreements, the Company is subject to project completion requirements, as defined. At December 31, 2001, the Company believes that it will meet the completion date requirements and not be subject to any additional costs.

5.   REAL ESTATE ASSETS HELD FOR SALE AND ASSET DISPOSITIONS

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At December 31 2001, the Company has classified two apartment communities, six tracts of land and one commercial property as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $39,419 which represented the lower of cost or fair value less costs to sell. The Company expects the sale of these assets to occur in 2002.

For the years ended December 31, 2001, 2000 and 1999, the consolidated statements of operations include net income of $4,071, $4,019 and $3,940, respectively, from communities held for sale at December 31, 2001. For the year ended December 31, 2001, depreciation expense of $844 was recognized on these assets prior to the date of held for sale classification.

In 2001, the Company sold six apartment communities containing 2,799 units for net proceeds of approximately $210,443. The communities sold were located in Atlanta, Georgia, Dallas, Texas and Nashville, Tennessee. Additionally, the Company sold land parcels in Dallas, Texas, Denver, Colorado and Charlotte, North Carolina and a commercial property in Dallas, Texas for aggregate net proceeds of $9,679. These sales resulted in net gains of approximately $16,365. For the year ended December 31, 2001, the aggregate net gain on the sale of assets of $23,942 included the impact of the estimated net losses totaling $11,490 on the write down to fair value of assets designated as held for sale at December 31, 2001 and excluded realized losses totaling $19,067 related to assets written down to their estimated fair value at December 31, 2000.

In 2000, the Company sold eight apartment communities containing 1,984 units for net proceeds of approximately $157,265, resulting in net gains of approximately $24,266. The communities sold were located in Atlanta, Georgia, Jackson, Mississippi and Nashville, Tennessee. For the year ended December 31, 2000, the aggregate net gain on the sale of assets of $3,208 included the estimated net losses totaling $21,058 on the write down to fair value of assets designated as held for sale at December 31, 2000.

In 1999, the Company sold one apartment community containing 198 units and other land parcels for net proceeds of approximately $16,587, resulting in a net loss of $1,522.

6.   SHAREHOLDERS' EQUITY/MINORITY INTEREST

PREFERRED STOCK

At December 31, 2001 and 2000, the Company had issued three series of preferred stock with the following characteristics:

                                Liquidation            Optional              Redemption             Stated
                                Preference            Redemption              Price(1)             Dividend
         Description            (per share)             Date(1)              (per share)             Rate
         -----------            -----------           ----------             -----------           --------
         Series A                $ 50.00                10/01/26                $ 50.00                8.5%
         Series B                $ 25.00                10/28/07                $ 25.00              7.625%
         Series C                $ 25.00                02/09/03                $ 25.00              7.625%

         (1)      The preferred stock is redeemable by the Company for cash.


                              Post Properties, Inc.                          52
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


COMPUTATION OF EARNINGS PER COMMON SHARE

For the years ended December 31, 2001, 2000 and 1999, basic and diluted earnings per common share for income before extraordinary item, net of preferred dividends, and income available to common shareholders before cumulative effect of accounting change and extraordinary item has been computed as follows:

                                                                                                  YEAR ENDED 2001
                                                                                  -----------------------------------------------
                                                                                    INCOME              SHARES          PER-SHARE
                                                                                  (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                                                  -----------        -------------      ---------
         Income before cumulative effect of accounting change and
            extraordinary item ...........................................         $  87,617
         Less: Preferred stock dividends .................................           (11,768)
                                                                                   ---------
         BASIC EPS
         Income available to common shareholders before cumulative effect
            of accounting change and extraordinary item ..................            75,849            38,052,673        $ 2.00
                                                                                                                          ======
         EFFECT OF DILUTIVE SECURITIES
         Options .........................................................                --               215,266
                                                                                   ---------            ----------
         DILUTED EPS
         Income available to common shareholders + assumed conversions before cumulative effect of accounting change and
            extraordinary item ...........................................         $  75,849            38,267,939        $ 1.98
                                                                                   =========           ===========        ======

                                                                                                  YEAR ENDED 2000
                                                                                  -----------------------------------------------
                                                                                    INCOME              SHARES          PER-SHARE
                                                                                  (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                                                  -----------        -------------      ---------
         Income before extraordinary item ................................         $ 100,520
         Less: Preferred stock dividends .................................           (11,875)
                                                                                   ---------
         BASIC EPS
         Income available to common shareholders before extraordinary
            item .........................................................            88,645            39,317,725        $ 2.25
                                                                                                                          ======
         EFFECT OF DILUTIVE SECURITIES
         Options .........................................................                --               534,789
                                                                                   ---------            ----------
         DILUTED EPS
         Income available to common shareholders + assumed conversions
            before extraordinary item ....................................         $  88,645            39,852,514        $ 2.22
                                                                                   =========           ===========        ======

                                                                                                  YEAR ENDED 1999
                                                                                  -----------------------------------------------
                                                                                    INCOME              SHARES          PER-SHARE
                                                                                  (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                                                  -----------        -------------      ---------
         Income before extraordinary item ................................         $ 104,975
         Less: Preferred stock dividends .................................           (11,875)
                                                                                   ---------
         BASIC EPS
         Income available to common shareholders before extraordinary
            item .........................................................            93,100            38,460,689        $ 2.42
                                                                                                                          ======
         EFFECT OF DILUTIVE SECURITIES
         Options .........................................................                --               456,298
                                                                                   ---------           -----------
         DILUTED EPS
         Income available to common shareholders + assumed conversions
            before extraordinary item ....................................         $  93,100            38,916,987        $ 2.39
                                                                                   =========           ===========        ======


                              Post Properties, Inc.                          53
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


PREFERRED UNITS

The Operating Partnership has outstanding 2,800,000, 8% Series D cumulative redeemable preferred units (the "Series D Preferred Units"). The Series D Preferred Units have a liquidation preference of $25.00 per unit and are redeemable by the Operating Partnership on or after September 3, 2004, at a redemption price of $25.00 per unit. The Series D Preferred Units are exchangeable into authorized, but unissued Series D preferred stock of the Company, with identical terms and preferences, on or after September 2, 2009, at the option of the holders. Under certain circumstances, as defined in the agreement, the Series D preferred Units may become exchangeable on or after September 3, 2002, at the option of the holders.

7.   PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

The Company recorded project impairment and abandonment, employee severance and asset impairment charges for the years ended December 31, 2001 and 2000. The charges are summarized as follows:

                                                   2001               2000
                                                ---------           ---------
Project impairment and abandonment .......      $   8,122           $   4,389
Employee severance .......................          3,560               3,066
Asset impairment .........................          5,768               1,910
                                                ---------           ---------
                                                $  17,450           $   9,365
                                                =========           =========

In the fourth quarter of 2001, the Company recorded charges totaling $17,450. These charges, precipitated by the sharp decline in economic and market conditions, reflect management's decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. The project impairment and abandonment charge of $8,122 represents reserves on certain predevelopment and transaction pursuit costs in markets the Company will no longer pursue for development opportunities and for certain projects that will no longer be pursued due to economic and market conditions. The employee severance charge of $3,560 is primarily for severance costs related to approximately a 100 person senior management and staff workforce reduction plan initiated and completed in the fourth quarter of 2001. The asset impairment and disposition charge includes a loss of $2,831 related to the disposition of the Company's corporate aircraft, a loss of $452 on the sale of the Company's third party landscape business discussed more fully below, impairment charges of $1,000 related to the Company's exit from the for-sale housing business in all markets and the write-down to estimated market value of certain internet and technology investments of $1,485.

At December 31, 2001, approximately $3,632 of these charges, primarily employee severance costs, remained as an accrued liability on the consolidated balance sheet. These amounts are expected to be paid in 2002.

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc., a subsidiary entity that provided landscape maintenance, design and installation services to third parties, and RAM Partners, Inc., a separate subsidiary entity that managed apartment communities for third parties. These businesses were sold to members of the respective former management teams of the subsidiaries. The Company financed 100% of the sales price of $5,767 (adjusted for working capital transfers at closing) through purchase money notes with interest of 9%. The notes require periodic interest, annual principal and balloon principal payments in 2006. The notes can be extended for two one-year periods. Under generally accepted accounting principles, the transactions have not been recorded as sales at December 31, 2001, and will not be recorded as sales until the conditions for sale recognition, primarily the receipt of an adequate down payment on the notes, are met. Until these transactions are recognized as sales, the book value of the assets and liabilities of these business are included in the Company's consolidated balance sheet. Any collections under the notes will reduce the carrying value of the assets. The sale of the Post Landscape Group resulted in a loss of $452. Under generally accepted accounting principles, this loss was recognized in 2001 and included in the project abandonment, employee severance and impairment charges discussed above. The sale of RAM Partners will result in a gain of approximately $591, which will be recognized when the conditions for full sale recognition are met (expected in 2002).


                              Post Properties, Inc.                          54
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


In the fourth quarter of 2000, the Company recorded charges of $9,365. These charges reflect management's decision to restrict its development activities to fewer markets, refine its development investment and for-sale housing strategies and make changes in its executive management team. Project abandonment charges totaling $4,389 related to the write off of predevelopment and pursuit costs in markets in which the Company will no longer pursue development opportunities and on certain proposed development deals not meeting management's revised development strategy. Employee severance charges related to the termination costs of four executive positions and five staff personnel in the Company's Dallas, Texas regional office. The asset impairment charge of $1,910 includes a charge of $1,503 related to the write off of the Company's investment in a high speed internet provider that filed for bankruptcy protection and a charge of $407 related to the exit from the for-sale housing business in certain markets. As of December 31, 2001, all of the 2000 charges had been paid.

8.   INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to Federal income tax at the corporate level on the taxable income it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Company may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its undistributed taxable income.

The Company utilizes taxable REIT subsidiaries to perform such non-REIT activities as asset management, leasing and landscaping services for third parties. These taxable REIT subsidiaries are subject to federal, state and local income taxes. For the three years in the period ended December 31, 2001, the impact of these taxable REIT subsidiaries' income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.

RECONCILIATION OF NET INCOME TO TAXABLE INCOME

As discussed in Note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership's ordinary income and capital gains based on its weighted average ownership adjusted for certain specially allocated items. All adjustments to net income in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income to taxable income for the years ended December 31, 2001, 2000 and 1999 is detailed below:

                                                                                2001                2000              1999
                                                                              (ESTIMATE)           (ACTUAL)           (ACTUAL)
                                                                              ----------          ----------         ----------
Net income ......................................................             $   86,927          $  100,520         $  104,517
Add net loss of taxable REIT subsidiaries .......................                  9,375               1,279                906
                                                                              ----------          ----------         ----------
Adjusted net income .............................................                 96,302             101,799            105,423
   Book/tax depreciation difference .............................                (22,987)            (19,741)           (24,064)
   Book/tax difference on gains from real estate sales ..........                 36,097              38,015              8,135
   Other book/tax differences, net ..............................                 (5,524)             (8,497)            (5,984)
                                                                              ----------          ----------         ----------
Taxable income before allocation of taxable capital gains .......                103,888             111,576             83,510
Income taxable as capital gains .................................                (50,400)            (38,060)            (9,542)
                                                                              ----------          ----------         ----------
Taxable ordinary income .........................................             $   53,488          $   73,516         $   73,968
                                                                              ==========          ==========         ==========


                              Post Properties, Inc.                          55
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


INCOME TAX CHARACTERIZATION OF DIVIDENDS

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder's invested capital. A summary of the income tax characterization of the Company's dividends paid per common share were as follows for the years ended December 31, 2001, 2000 and 1999:

                                                   2001                          2000                         1999
                                         -----------------------       -----------------------       ---------------------
                                          Amount           %            Amount           %            Amount           %
                                         --------       --------       --------       --------       --------       ------
Ordinary income ...................      $   1.58           51.1%      $   2.10           70.3%      $   2.29         83.2%
Capital gains .....................          0.55           17.8%          0.59           20.0%          0.16          5.9%
Unrecaptured Section 1250 gains ...          0.64           20.5%          0.29            9.6%          0.06          2.1%
Return of capital .................          0.33           10.6%          0.00            0.1%          0.24          8.8%
                                         --------       --------       --------       --------       --------       ------
                                         $   3.10          100.0%      $   2.98          100.0%      $   2.75        100.0%
                                         ========       ========       ========       ========       ========       ======

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2001, the net basis for federal income tax purposes taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership was lower than the net assets as reported in the Company's consolidated financial statements by $6,640.

9.   STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 2001, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, based upon the criteria of APB Opinion 25 no compensation cost is required to be recognized for the Stock Plan and the ESPP. The compensation cost which is required to be charged against income for the Grant Plan, was $112, $138 and $205 for 2001, 2000 and 1999, respectively. Had compensation cost for the Company's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                        2001           2000          1999
                                                                      --------       --------      --------
           Net income available to common
              shareholders....................    As reported.....    $ 75,159       $ 88,645      $ 92,642
                                                  Pro forma.......    $ 73,872       $ 86,463      $ 90,459
                                                                      --------       --------      --------

           Net income per common share -
              basic...........................    As reported.....    $   1.98       $   2.25      $   2.41
                                                  Pro forma.......    $   1.94       $   2.20      $   2.35

           Net income per common share -
              diluted.........................    As reported.....    $   1.96       $   2.22      $   2.38
                                                  Pro forma.......    $   1.93       $   2.17      $   2.32


                              Post Properties, Inc.                          56
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 2001, 2000 and 1999 are as follows:

                                                                              2001               2000               1999
                                                                          -----------         -----------        -----------
         Dividend yield ........................................              8.4%                8.0%               7.3%

         Expected volatility ...................................             15.1%               24.8%              15.4%

         Risk-free interest rate ...............................          3.7% to 5.3%        6.7% to 6.9%       4.5% to 6.6%

         Expected option life ..................................          5 to 7 years        5 to 7 years       5 to 7 years

EMPLOYEE STOCK PLAN

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

A summary of the status of stock option activity under the Stock Plan as of December 31, 2001, 2000 and 1999, is presented below:

                                                    2001                          2000                          1999
                                          -----------------------      -------------------------   ---------------------------
                                                         WEIGHTED                      WEIGHTED                      WEIGHTED
                                                          AVERAGE                       AVERAGE                       AVERAGE
                                                         EXERCISE                      EXERCISE                      EXERCISE
                                             SHARE         PRICE         SHARES          PRICE       SHARE             PRICE
                                          ----------     --------      ----------      ---------   ----------        ---------
Outstanding at beginning or year           4,271,608       $ 35         4,054,876        $ 34       3,030,852           $ 31
Granted                                      415,529         37           740,538          38       1,288,232             36
Exercised                                   (262,332)        30          (334,194)         32        (164,053)            30
Forfeited                                   (196,587)        38          (189,612)         38        (100,155)            37
                                          ----------                   ----------                  ----------
Outstanding at end of year                 4,228,218         36         4,271,608          35       4,054,876             35
                                          ==========                   ==========                  ==========
Options exercisable at year-end            2,962,245                    2,413,595                   2,290,143
                                          ==========                   ==========                  ==========
Weighted-average fair value of
   options granted during the year        $     1.44                   $     4.76                  $     2.08
                                          ==========                   ==========                  ==========

At December 31, 2001, the range of exercise prices for options outstanding was $27.625 - $44.125 and the weighted-average remaining contractual life was 6 years.

In 2001, under its existing Stock Plan, the Company granted 17,566 shares of restricted stock to company officers. The restricted shares vest ratably over a five-year period. The total value of the restricted share grants of $644 was initially reflected in shareholders' equity as additional capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

10.  EMPLOYEE BENEFIT PLANS

The employees of the Company are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Company contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Company contribution, the maximum employee contribution included in the calculation is 3% of salary. Company contributions of $638, $514 and $346 were made in 2001, 2000 and 1999, respectively.


                              Post Properties, Inc.                          57
                            Post Apartment Homes, L.P

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

11.  COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, one ground lease expiring in 2038 for a second operating community, three ground leases expiring in 2066, 2069 and 2074 for three communities under development and to office, equipment and other operating leases with terms expiring in years 2001 through 2004. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2001, are as follows:

                  2002.........................       $   1,918
                  2003.........................           1,827
                  2004.........................           1,721
                  2005.........................           1,288
                  2006.........................           1,306
                  2007 and thereafter..........         157,798

The Company incurred $5,998, $5,935 and $5,109 of rent expense for the years ended December 31, 2001, 2000 and 1999, respectively.

CONTINGENCIES

The Company is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the consolidated balance sheets and statements of operations.

12.  RELATED PARTY TRANSACTIONS

In 2001, the Company invested in three Property LLCs that are accounted for under the equity method of accounting (see Note 4). In 2001, the Company recorded development fees, general construction contract billings, management fees and expense reimbursements (primarily personnel costs) of approximately $15,202 from these related companies. Additionally in 2001, the Company earned interest under the construction loans to the Project LLCs totaling $1,024.

The Company provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 2001, 2000 and 1999, the Company received landscaping revenue of $ 705, $667 and $610 for such services. Such revenue includes reimbursement of direct and indirect expenses. Additionally, the Company provides accounting and administrative services to entities controlled by certain executive officers of the Company. Fees under this arrangement aggregated $25 for each year ended December 31, 2001, 2000 and 1999, respectively. Also, the Company was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $7, $29 and $100 for the years ended December 31, 2001, 2000 and 1999, respectively.

In 2001, 2000 and 1999, the Company loaned $2,500, $1,500 and $7,750, respectively, to certain executives. These loans are payable ten years from the issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company's common shares on the open market. At December 31, 2001, $2,500 of the loans have been repaid. Additionally, in 2001, the Company loaned $1,300 to certain executives. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Company, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $160 is recorded as compensation expense.


                              Post Properties, Inc.                          58
                            Post Apartment Homes, L.P

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

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses, agreements and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these investments. The fair value of fixed rate debt was approximately $847,563 (carrying value of $807,238) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2001.

In order to manage the impact of interest rate changes on earnings and cash flow, the Company entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in Note 1, the fair values of these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133. At December 31, 2001, the carrying amounts related to these arrangements represented net liabilities totaling approximately $6,630.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

The Company's chief operating decision makers focus on the Company's primary sources of income from property rental operations. Property rental operations are broken down into five segments based on the various stages in the property ownership lifecycle. These segments are described below. All other ancillary service and support operations, including the third party service businesses (see Note 7), are aggregated in the accompanying segment information.

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

         - Communities held for sale - those communities that are being marketed for sale.

         - Sold communities - communities which were sold in the current or prior year.


                              Post Properties, Inc.                          59
                            Post Apartment Homes, L.P

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

                                                                                    2001                2000               1999
                                                                                 ----------          ----------         ----------
         REVENUES
         Fully stabilized communities ..........................                 $  257,007          $  254,511         $  240,561
         Communities stabilized during 2000 ....................                     46,237              39,556             14,863
         Development and lease-up communities ..................                     44,607              18,315              5,754
         Communities held for sale .............................                      6,278               6,132              5,885
         Sold communities ......................................                     13,381              46,751             53,181
         Other .................................................                     30,804              34,567             25,683
                                                                                 ----------          ----------         ----------

         Consolidated revenues .................................                 $  398,314          $  399,832         $  345,927
                                                                                 ==========          ==========         ==========

         CONTRIBUTION TO FUNDS FROM OPERATIONS
         Fully stabilized communities ..........................                 $  173,890          $  176,410         $  166,793
         Communities stabilized during 2000 ....................                     30,129              26,648              9,447
         Development and lease-up communities ..................                     26,919               9,819              3,156
         Communities held for sale .............................                      4,071               4,019              3,940
         Sold communities ......................................                      8,258              31,627             37,064
         Other .................................................                      1,065               2,157              1,657
                                                                                 ----------          ----------         ----------

         Contribution to FFO ...................................                    244,332             250,680            222,057
                                                                                 ----------          ----------         ----------

         Other operating income, net of expense ................                     (8,048)             (3,314)            (2,652)
         Depreciation on non-real estate assets ................                     (2,378)             (2,405)            (1,962)
         Minority interest in consolidated property Partnerships                      2,098               1,695               (511)
         Project abandonment, employee severance and impairment
           Charges .............................................                    (17,450)             (9,365)                --
         Interest expense ......................................                    (57,930)            (50,303)           (33,192)
         Amortization of deferred loan costs ...................                     (1,978)             (1,636)            (1,496)
         General and administrative ............................                    (13,745)            (10,066)            (7,788)
         Dividends to preferred shareholders ...................                    (11,768)            (11,875)           (11,875)
                                                                                 ----------          ----------         ----------
         Total FFO .............................................                    133,133             163,411            162,581
                                                                                 ----------          ----------         ----------

         Depreciation on real estate assets ....................                    (71,023)            (66,283)           (55,361)
         Net gain (loss) on sale of assets .....................                     23,942               3,208             (1,522)
         Minority interest of common unitholders in
           Operating Partnership ...............................                    (10,203)            (11,691)           (12,598)
         Dividends to preferred shareholders ...................                     11,768              11,875             11,875
                                                                                 ----------          ----------         ----------
         Income before cumulative effect of accounting change,
           extraordinary item and preferred dividends ..........                 $   87,617          $  100,520         $  104,975
                                                                                 ==========          ==========         ==========


                              Post Properties, Inc.                          60
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


15.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 are as follows:

(a)      In 2001, 2000 and 1999, holders of 62,523, 12,014 and 22,299 Units in the Operating Partnership, respectively, exercised their option to convert their Units to shares of the Company on a one-for-one basis. The net effect of the capital allocated to the unitholders of the Operating Partnership on the dates of the offerings, the subsequent conversion of Units of the Operating Partnership to shares of the Company, and the adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans, decreased minority interest and increased shareholders' equity in the amounts of $5,194, $320 and $857 for the years ended December 31, 2001, 2000 and 1999, respectively.

(b) The Operating Partnership committed to distribute $32,741, $33,466 and $30,818 for the quarters ended December 31, 2001, 2000 and 1999, respectively. As a result, the Company declared dividends of $28,748, $29,528 and $27,184 for the quarters ended December 31, 2001, 2000 and 1999, respectively. The remaining distributions from the Operating Partnership in the amount of $3,993, $3,938 and $3,634 for the quarters ended December 31, 2001, 2000 and 1999, respectively, are distributed to minority interest unitholders in the Operating Partnership.

16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended 2001 and 2000 are as follows:

                                                                                           YEAR ENDED DECEMBER 31, 2001*
                                                                           --------------------------------------------------------
                                                                              FIRST          SECOND          THIRD         FOURTH
                                                                           ----------      ----------      ---------      ---------
Revenues .............................................................     $  102,583      $  102,162      $  99,119      $  94,450
                                                                           ----------      ----------      ---------      ---------
Income before net gain (loss) on sale of assets, other charges, minority interest of unitholders in Operating Partnership,
   cumulative effect of accounting change and extraordinary item .....         27,466          26,374         23,932         19,156
Net gain (loss) on sale of assets ....................................            111          15,660          8,179             (8)
Project abandonment, employee severance and impairment charges .......             --              --             --        (17,450)
Minority interest of preferred unitholders in Operating Partnership ..         (1,400)         (1,400)        (1,400)        (1,400)
Minority interest of common unitholders in Operating Partnership .....         (2,729)         (4,443)        (3,322)           292
Cumulative effect of accounting change ...............................           (613)             --             --             --
Extraordinary items ..................................................             --             (77)            --             --
                                                                           ----------      ----------      ---------      ---------
Net income ...........................................................         22,835          36,114         27,389            590
Dividends to preferred shareholders ..................................         (2,969)         (2,969)        (2,969)        (2,862)
                                                                           ----------      ----------      ---------      ---------
Net income (loss) available to common shareholders ...................     $   19,866      $   33,145      $  24,420      $  (2,272)
                                                                           ==========      ==========      =========      =========
Earnings per common share:
Net income (loss) available to common shareholders - basic ...........     $     0.51      $     0.86      $    0.64      $   (0.06)
Net income (loss) available to common shareholders - diluted .........     $     0.51      $     0.85      $    0.64      $   (0.06)


                              Post Properties, Inc.                          61
                            Post Apartment Homes, L.P

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                                           YEAR ENDED DECEMBER 31, 2000*
                                                                           --------------------------------------------------------
                                                                              FIRST          SECOND          THIRD         FOURTH
                                                                           ----------      ----------      ---------      ---------
Revenues .............................................................     $   95,443      $   99,482      $ 101,342      $ 103,565
                                                                           ----------      ----------      ---------      ---------
Income before net gain (loss) on sale of assets, other charges and
   minority interest of unitholders in Operating Partnership .........         31,965          33,734         30,676         27,593
Net gain (loss) on sale of assets ....................................            687             (19)           959          1,581
Project abandonment, employee severance and impairment charges .......             --              --             --         (9,365)
Minority interest of preferred unitholders in Operating Partnership ..         (1,400)         (1,400)        (1,400)        (1,400)
Minority interest of common unitholders in .Operating Partnership ....         (3,321)         (3,421)        (3,156)        (1,793)
                                                                           ----------      ----------      ---------      ---------
Net income ...........................................................         27,931          28,894         27,079         16,616
Dividends to preferred shareholders ..................................         (2,968)         (2,969)        (2,969)        (2,969)
                                                                           ----------      ----------      ---------      ---------
Net income available to common shareholders ..........................     $   24,963      $   25,925      $  24,110      $  13,647
                                                                           ==========      ==========      =========      =========
Earnings per common share:
Net income available to common shareholders - basic ..................     $     0.64      $     0.66      $    0.61      $    0.35
Net income available to common shareholders - diluted ................     $     0.63      $     0.65      $    0.60      $    0.34


* The total of the four quarterly amounts for minority interest of unitholders in Operating Partnership, extraordinary item, net income and earnings per share may not equal the total for the year. These differences result from the use of a weighted average to compute minority interest in the Operating Partnership and average number of shares outstanding.


                              Post Properties, Inc.                          62
                            Post Apartment Homes, L.P

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Post Apartment Homes, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners' equity, and of cash flows, present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, Post Apartment Homes, L.P. adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001.



PricewaterhouseCoopers LLP (signed)

Atlanta, Georgia
March 5, 2002


                              Post Properties, Inc.                           63
                            Post Apartment Homes, L.P

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                             DECEMBER 31,
                                                                                   -------------------------------
                                                                                       2001                2000
                                                                                   -----------         -----------
ASSETS
   Real estate assets
     Land .................................................................        $   277,146         $   281,525
     Building and improvements ............................................          1,794,658           1,681,798
     Furniture, fixtures and equipment ....................................            212,390             190,968
     Construction in progress .............................................            419,449             509,702
     Investments in and advances to unconsolidated real estate entities ...             89,692                  --
     Land held for future development .....................................             23,658              28,995
                                                                                   -----------         -----------
                                                                                     2,816,993           2,692,988
     Less: accumulated depreciation .......................................           (393,014)           (345,121)
     Assets held for sale .................................................             39,419             122,047
                                                                                   -----------         -----------
     Real estate assets ...................................................          2,463,398           2,469,914
   Cash and cash equivalents ..............................................              4,803               7,459
   Restricted cash ........................................................              1,315               1,272
   Deferred charges, net ..................................................             18,203              21,700
   Other assets ...........................................................             50,632              50,892
                                                                                   -----------         -----------
     Total assets .........................................................        $ 2,538,351         $ 2,551,237
                                                                                   ===========         ===========

LIABILITIES AND PARTNERS' EQUITY
   Notes payable ..........................................................        $ 1,336,520         $ 1,213,309
   Accrued interest payable ...............................................              9,660              10,751
   Dividend and distribution payable ......................................             33,208              33,933
   Accounts payable and accrued expenses ..................................             72,277              67,136
   Security deposits and prepaid rents ....................................              9,016               9,407
                                                                                   -----------         -----------
     Total liabilities ....................................................          1,460,681           1,334,536
                                                                                   -----------         -----------

   Commitments and contingencies ..........................................                 --                  --

Partners' equity
   Preferred units ........................................................        $   215,000         $   220,000
   Common units
     General partner ......................................................              9,877              10,274
     Limited partners .....................................................            859,438             986,427
   Accumulated other comprehensive income .................................             (6,645)                 --
                                                                                   -----------         -----------
     Total partners' equity ...............................................          1,077,670           1,216,701
                                                                                   -----------         -----------
     Total liabilities and partners' equity ...............................        $ 2,538,351         $ 2,551,237
                                                                                   ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              Post Properties, Inc.                           64
                            Post Apartment Homes, L.P

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------------------
                                                                              2001                 2000                 1999
                                                                          ------------         ------------         ------------
REVENUES
   Rental ............................................................    $    368,042         $    365,895         $    318,697
   Third-party services ..............................................          14,088               15,249               12,486
   Interest ..........................................................           1,771                1,922                  764
   Other .............................................................          14,413               16,766               13,980
                                                                          ------------         ------------         ------------
     Total revenue ...................................................         398,314              399,832              345,927
                                                                          ------------         ------------         ------------

EXPENSES
   Property operating and maintenance (exclusive of items shown
     separately below) ...............................................         140,630              131,349              113,152
   Depreciation ......................................................          76,178               71,113               58,013
   Third-party services ..............................................          13,023               13,092               10,829
   Interest ..........................................................          57,930               50,303               33,192
   Amortization of deferred loan costs ...............................           1,978                1,636                1,496
   General and administrative ........................................          13,745               10,066                7,788
   Minority interest in consolidated property partnerships ...........          (2,098)              (1,695)                 511
                                                                          ------------         ------------         ------------
     Total expenses ..................................................         301,386              275,864              224,981
                                                                          ------------         ------------         ------------

   Income before net gain (loss) on sale of assets, other charges,
     cumulative effect of accounting change and extraordinary item ...          96,928              123,968              120,946
   Net gain (loss) on sale of assets .................................          23,942                3,208               (1,522)
   Project abandonment, employee severance and impairment charges ....         (17,450)              (9,365)                  --
                                                                          ------------         ------------         ------------
   Income before cumulative effect of accounting change and ..........         103,420              117,811              119,424
     extraordinary item
   Cumulative effect of accounting change ............................            (695)                  --                   --
   Extraordinary item ................................................             (88)                  --                 (521)
                                                                          ------------         ------------         ------------
   Net income ........................................................         102,637              117,811              118,903
   Distributions to preferred unitholders ............................         (17,368)             (17,475)             (13,726)
                                                                          ------------         ------------         ------------
   Net income available to common unitholders ........................    $     85,269         $    100,336         $    105,177
                                                                          ============         ============         ============

EARNINGS PER COMMON UNIT - BASIC
   Income before cumulative effect of accounting changes and
     extraordinary item (net of preferred distribution) ..............    $       2.00         $       2.25         $       2.42
   Cumulative effect of accounting change ............................           (0.02)                  --                   --
   Extraordinary item ................................................              --                   --                (0.01)
                                                                          ------------         ------------         ------------
   Net income available to common unitholders ........................    $       1.98         $       2.25         $       2.41
                                                                          ============         ============         ============
   Weighted average common units outstanding .........................      43,211,834           44,503,290           43,663,373
                                                                          ============         ============         ============

EARNINGS PER COMMON UNIT - DILUTED
   Income before cumulative effect of accounting change and ..........
     extraordinary item (net of preferred distributions) .............    $       1.98         $       2.22         $       2.39
   Cumulative effect of accounting change ............................           (0.02)                  --                   --
   Extraordinary item ................................................              --                   --                (0.01)
                                                                          ------------         ------------         ------------
   Net income available to common unitholders ........................    $       1.96         $       2.22         $       2.38
                                                                          ============         ============         ============
   Weighted average common units outstanding .........................      43,427,100           45,038,079           44,118,671
                                                                          ============         ============         ============
   Distributions declared ............................................    $       3.12         $       3.04         $       2.80
                                                                          ============         ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              Post Properties, Inc.                           65
                            Post Apartment Homes, L.P

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                      COMMON UNITS           ACCUMULATED
                                                                -------------------------      OTHER
                                                 PREFERRED       GENERAL        LIMITED     COMPREHENSIVE
                                                   UNITS         PARTNER        PARTNERS       INCOME          TOTAL
                                                 ---------      ---------     ------------  -------------   -----------
PARTNERS' EQUITY, DECEMBER 31, 1998 ...........  $ 150,000      $ 10,271      $ 1,016,780      $    --      $ 1,177,051
   Contributions from PPI related to
     Dividend Reinvestment and Employee
     Stock Purchase Plans .....................         --           233           23,079           --           23,312
   Proceeds from issuance of preferred
     units, net of offering costs .............     70,000            --           (1,810)          --           68,190
   Distributions to preferred Unitholders .....    (13,726)           --               --           --          (13,726)
   Distributions to common Unitholders ........         --          (916)         (90,654)          --          (91,570)
   Distributions declared to common
     Unitholders ..............................         --          (308)         (30,510)          --          (30,818)
   Net income .................................     13,726         1,052          104,125           --          118,903
                                                 ---------      --------      -----------      -------      -----------
PARTNERS' EQUITY, DECEMBER 31, 1999 ...........  $ 220,000      $ 10,332      $ 1,021,010      $    --      $ 1,251,342
   Contributions from the Company related to
     Dividend Reinvestment and Employee
     Stock Purchase Plans .....................         --           290           28,747           --           29,037
   Purchase of Common Units ...................         --            --          (28,903)          --          (28,903)
   Distributions to preferred Unitholders .....    (17,475)           --               --           --          (17,475)
   Distributions to common Unitholders ........         --        (1,351)        (133,760)          --         (135,111)
   Net income .................................     17,475         1,003           99,333           --          117,811
                                                 ---------      --------      -----------      -------      -----------
PARTNERS' EQUITY, DECEMBER 31, 2000 ...........  $ 220,000      $ 10,274      $   986,427      $    --      $ 1,216,701
   Comprehensive income:
   Net income .................................     17,368           853           84,416           --          102,637
   Cumulative effect of adoption of SFAS 133 ..         --            --               --       (1,472)          (1,472)
   Net change in derivative value .............         --            --               --       (5,173)          (5,173)
                                                                                                            -----------
     Total comprehensive income ...............                                                                  95,992
   Contributions from the Company related to
     Dividend Reinvestment and Employee
     Stock Purchase Plans .....................         --            88            8,678           --            8,766
   Preferred Unit repurchases .................     (5,000)           (1)             (99)          --           (5,100)
   Purchase of Common Units ...................         --            --          (87,547)          --          (87,547)
   Distributions to preferred Unitholders .....    (17,368)           --               --           --          (17,368)
   Distributions to common Unitholders ........         --        (1,339)        (132,606)          --         (133,945)
   Contributions from the Company related to
     shares issued for restricted stock, net
     deferred compensation ....................         --             2              169           --              171
                                                 ---------      --------      -----------      -------      -----------
PARTNERS' EQUITY, DECEMBER 31, 2001 ...........  $ 215,000      $  9,877      $   859,438      $(6,645)     $ 1,077,670
                                                 =========      ========      ===========      =======      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              Post Properties, Inc.                           66
                            Post Apartment Homes, L.P

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------------
                                                                                   2001            2000            1999
                                                                                ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ............................................................      $ 102,637       $ 117,811       $ 118,903
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net (gain) loss on sale of assets ...................................        (23,942)         (3,208)          1,522
     Equity in loss of unconsolidated entities ...........................            186              --              --
     Extraordinary item ..................................................             88              --             521
     Depreciation ........................................................         76,178          71,113          58,013
     Amortization of deferred loan costs .................................          1,978           1,636           1,496
     Cumulative effect of accounting change ..............................            695              --              --
   Changes in assets, (increase) decrease in:
     Restricted cash .....................................................            (43)            108             (32)
     Other assets ........................................................         (1,626)         (8,904)        (24,735)
     Deferred charges ....................................................           (929)         (1,591)         (4,106)
   Changes in liabilities, increase (decrease) in:
     Accrued interest payable ............................................         (1,091)          1,591           1,551
     Accounts payable and accrued expenses ...............................          7,824           6,133            (402)
     Security deposits and prepaid rents .................................           (391)            384             307
                                                                                ---------       ---------       ---------
   Net cash provided by operating activities .............................        161,564         185,073         153,038
                                                                                ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables ...       (220,297)       (362,981)       (286,696)
   Net proceeds from sale of assets ......................................        220,122         157,265          16,587
   Capitalized interest ..................................................        (22,124)        (25,426)        (21,417)
   Recurring capital expenditures ........................................        (10,441)         (9,157)         (8,641)
   Corporate additions and improvements ..................................         (3,021)         (3,441)         (6,811)
   Non-recurring capital expenditures ....................................         (2,535)         (5,576)         (2,971)
   Revenue generating capital expenditures ...............................         (4,226)         (6,670)         (8,011)
   Investment in and advances to unconsolidated entities .................         (8,691)             --              --
                                                                                ---------       ---------       ---------
   Net cash used in investing activities .................................        (51,213)       (255,986)       (317,960)
                                                                                ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Debt proceeds .........................................................        710,142         440,001         279,000
   Payment of financing costs ............................................           (300)         (3,128)         (1,495)
   Preferred Unit repurchases ............................................         (5,100)             --              --
   Debt payments .........................................................       (586,931)       (216,275)        (89,425)
   Proceeds from preferred units, net of offering costs ..................             --              --          68,190
   Purchase of Units .....................................................        (87,547)        (24,912)             --
   Proceeds from Dividend Reinvestment and Employee Stock Purchase
     Plans ...............................................................          8,766          26,754          23,312
   Distributions to preferred unitholders ................................        (17,368)        (17,475)        (13,259)
   Distributions to common unitholders ...................................       (134,669)       (132,463)       (116,685)
                                                                                ---------       ---------       ---------
   Net cash provided by (used in) financing activities ...................       (113,007)         72,502         149,638
                                                                                ---------       ---------       ---------
   Net increase (decrease) in cash and cash equivalents ..................         (2,656)          1,589         (15,284)
   Cash and cash equivalents, beginning of period ........................          7,459           5,870          21,154
                                                                                ---------       ---------       ---------
   Cash and cash equivalents, end of period ..............................      $   4,803       $   7,459       $   5,870
                                                                                =========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              Post Properties, Inc.                           67
                            Post Apartment Homes, L.P

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

ORGANIZATION

Post Apartment Homes, L.P. (the "Operating Partnership"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for its general partner, Post Properties, Inc. (the "Company" or "PPI"). The Operating Partnership, through its operating divisions and subsidiaries, is the entity through which all of the Company's operations are conducted. At December 31, 2001, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 87.8% of the common units in the Operating Partnership ("Common Units") and 63.6% of the Perpetual Preferred Partnership Units ("Preferred Units"). As the sole general partner, the Company holds approximately 1% of the common units in the Operating Partnership. The other limited partners of the Operating Partnership, who hold Common Units, are those persons (including certain officers and directors of the Company) who, at the time of Initial Offering, elected to hold all or a portion of the their interest in the form of Common Units rather than receiving shares of Company common stock. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connections with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the year ended December 31, 1993. A REIT is a legal entity that holds real estate interest and, through payments of dividends to shareholder, in practical effect is not subject to Federal income taxes at the corporate level.

The Operating partnership currently owns and manages or in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Washington, D.C., Virginia, Nashville, Houston, Austin, Phoenix, Denver, Pasadena, New York City and Charlotte metropolitan areas. At December 31, 2001, approximately 50.7%, 20.7% and 11.5% (on a unit basis) of the Company's communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership's investments in non-majority owned entities in which it does not exercise unilateral control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for on the equity method of accounting. Accordingly, the Operating Partnership's share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain items in the 2000 and 1999 consolidated financial statements were reclassified for comparative purposes with the 2001 consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Operating Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." This standard established accounting and reporting standards for derivative and hedging activities and required the Operating Partnership to recognize all derivative financial instruments on its balance sheet at fair value. Upon adoption of SFAS No. 133, the Operating Partnership recorded a derivative instrument liability of $1,472 and an adjustment of $1,472 to accumulated other comprehensive income, a partners' equity account, representing the fair value of its outstanding interest rate swap agreements. The Operating Partnership also recorded a net transition adjustment loss in the statement of operations of $695, relating to the write down of the book value of its interest rate cap agreements to their fair value.


                              Post Properties, Inc.                           68
                            Post Apartment Homes, L.P

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

The Operating Partnership currently utilizes only qualifying cash flow hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain designated liabilities. This is typically accomplished using an interest rate swap or interest rate cap arrangement. For financial reporting purposes, a cash flow hedge is recorded at fair value in the balance sheet. The gain or loss on the effective portion of these types of cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions are recognized in earnings. The ineffective portion of these cash flow hedges are recorded immediately in earnings.

At December 31, 2001, the Operating Partnership has outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the year ended December 31, 2001, the Operating Partnership recorded the unrealized net loss of $5,173, resulting from the change in fair value of these cash flow hedges as a reduction in accumulated other comprehensive income, a partners' equity account. In addition, the Operating Partnership recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in its statement of operations for the year ended December 31, 2001. This charge against earnings and the fair value of the interest rate cap agreements as of December 31, 2001 were not significant to the Operating Partnership's financial position or results of operations. In 2002, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $1,231.

In 2001, the Financial Accounting Standards Board issued several new accounting pronouncements, which are discussed in the following paragraphs.

SFAS No. 141, "Business Combinations", which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method, was issued July 2001. SFAS No. 141 supersedes APB Opinion No. 16, "Accounting for Pre-acquisition Contingencies of Purchase Enterprises," and is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a significant effect on the Operating Partnership results of operations or its financial position.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued July 2001. Under SFAS No. 142, the amortization of goodwill or other intangible assets with indefinite lives is no longer required, but will be subject to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets". The Operating Partnership will implement SFAS No. 142 on January 1, 2002. The Operating Partnership believes the provisions of SFAS No. 142 will not have a significant effect on its results of operations or its financial position.

SFAS No. 143, "Account for Obligations Associated with Retirement of Long-Lived Assets," was issued in August 2001. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002. The Operating Partnership believes the provisions of SFAS No. 143 will not have a significant effect on its results of operations or its financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in October 2001. SFAS No. 144 requires that long-lived assets be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued


                              Post Properties, Inc.                           69
                            Post Apartment Homes, L.P
for fiscal years beginning after December 15, 2001 and the Operating Partnership will implement the provisions of SFAS No 144 on January 1, 2002. The Operating Partnership believes the provisions of SFAS No. 144 will not have a significant effect on the Operating Partnership's net results of operations or its financial position.

COST CAPITALIZATION

The Operating Partnership capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment communities, the enhancement of the value of existing assets, and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life). Thereafter, these replacements are capitalized. The Operating Partnership expenses as incurred all interior and exterior painting of communities.

The Operating Partnership capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. The incremental personnel and associated costs are capitalized to projects under development based upon the effort directly identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Operating Partnership ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. In addition, prior to the completion of units, the Operating Partnership expenses as incurred substantially all operating expenses (including pre-opening marketing expenses) of such communities.

REAL ESTATE ASSETS, DEPRECIATION AND IMPAIRMENT

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

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Factors considered by management in evaluating impairments include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. If a real estate asset is held for sale, any estimated loss is provided to reduce the carrying value of the asset to its fair value less costs to sell. Subsequent to the classification of assets for sale, no further depreciation expense is recorded.

As discussed above, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and the Operating Partnership will implement the provisions of SFAS No. 144 beginning on January 1, 2002. The Operating Partnership believes the provisions of SFAS No. 144 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

REAL ESTATE ASSETS HELD FOR SALE

Under both SFAS No. 121 and 144, real estate assets held for sale are stated at their fair value less cost to sell. The Operating Partnership classifies real estate assets as held for sale when its internal investment committee approves the sale and the Operating Partnership has commenced an active program to sell the assets. Subsequent to this classification, no further depreciation is recorded on the assets. The operating results of real estate assets held for sale are included in continuing operations in the consolidated statement of operations. Upon the implementation of SFAS No. 144 in 2002, the operating results of real estate


                              Post Properties, Inc.                           70
                            Post Apartment Homes, L.P
assets held for sale and real estate assets sold will be included in discontinued operations in the consolidated statement of operations.

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

PER UNIT DATA

Basic earnings per Common Unit with respect to the Operating Partnership for the years ended December 31, 2001, 2000 and 1999 is computed based upon the weighted average number of Common Units outstanding during the period. Diluted earnings per Common Unit is based upon the weighted average number of Common Units outstanding during the period and includes the effect of the potential issuance of additional Units if stock options were exercised or converted into common stock of the Company.

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


                              Post Properties, Inc.                           71
                            Post Apartment Homes, L.P

2.   DEFERRED CHARGES

Deferred charges consist of the following:

                                                                 DECEMBER 31,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
                  Deferred financing costs ..........      $ 35,817       $ 36,068
                  Other .............................         4,527          5,240
                                                           --------       --------
                                                             40,344         41,308

                  Less: accumulated amortization ....       (22,141)       (19,608)
                                                           --------       --------
                                                           $ 18,203       $ 21,700
                                                           ========       ========

3.   NOTES PAYABLE

At December 31, 2001 and 2000, the Operating Partnership's indebtedness consisted of the following:

                                                                                                      DECEMBER 31,
                                                            INTEREST          MATURITY      ------------------------------
          DESCRIPTION              PAYMENT TERMS              RATE            DATE (1)          2001              2000
          -----------              -------------       -----------------     ----------     ------------      ------------
 SENIOR NOTES (UNSECURED)
 Senior Notes                           Int.           6.71% - 7.70%         2003-2010      $   360,000       $    310,000
 Medium Term Notes                      Int.           6.69% - 8.12% (2)     2004-2015          323,000            360,000
 Northwestern Mutual Life               Int.                   8.37%            2002             20,000             50,000
                                                                                            -----------       ------------
                                                                                                703,000            720,000
                                                                                            -----------       ------------
 UNSECURED LINES OF CREDIT &
 OTHER
 Revolver                                N/A           LIBOR + 0.75% (3)        2004            155,000             18,000
 Cash Management Line                    N/A           LIBOR + 0.75%            2003             11,202              4,925
 Other                                   N/A                   5.00% (4)        2021              2,000              2,000
                                                                                            -----------       ------------
                                                                                                168,202             24,925
                                                                                            -----------       ------------
 CONVENTIONAL FIXED RATE (SECURED)
 FNMA                              Prin. and Int.             6.975% (5)        2029            102,200            103,200
 Northwestern Mutual Life          Prin. and Int.              7.69%            2007             50,527             51,238
 Northwestern Mutual Life          Prin. and Int.              6.50% (6)        2009             47,681             48,601
 Northwestern Mutual Life          Prin. and Int.              7.69%            2007             28,268             28,666
 Parkwood Townhomes(TM)            Prin. and Int.             7.375%            2014                762                799
                                                                                            -----------       ------------
                                                                                                229,438            232,504
                                                                                            -----------       ------------

 TAX EXEMPT FLOATING RATE BONDS
 (SECURED)                              Int.                   1.65% (7)        2025            235,880            235,880
                                                                                            -----------       ------------
 TOTAL                                                                                      $ 1,336,520       $  1,213,309
                                                                                            ===========       ============

(1) All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2) Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(3) Represents stated rate. Stated rate increased to LIBOR plus 0.85% in 2002. At December 31, 2001, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 2.46%.
(4) This loan is interest free for the first three years, with interest at 5.00% thereafter.
(5) In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(6)      This note bears interest at 6.50% with an effective rate of 7.30%.
(7) FNMA credit enhanced bond indebtedness. Interest based on FNMA "AAA" tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2001 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership's exposure to increases in the base interest rate to 5%.


                              Post Properties, Inc.                           72
                            Post Apartment Homes, L.P

SENIOR AND MEDIUM TERM NOTES

In 2001, the Operating Partnership issued $50,000 of 6.71% senior unsecured notes due in 2006. The net proceeds from the notes were used to repay outstanding indebtedness. In 2001, the Operating Partnership repaid the outstanding balance of one medium term note issuance totaling $37,000 and one senior note issuance totaling $30,000 at their scheduled maturing dates. All of the unsecured notes are subject to certain covenants, including those governing the Operating Partnership's interest and fixed charge coverage and total leverage.

DEBT MATURITIES

The aggregate maturities of the Operating Partnership's indebtedness are as follows (1):

                  2002.......................................... $   23,367
                  2003..........................................    103,616
                  2004..........................................     26,889
                  2005..........................................    204,183
                  2006..........................................     79,499
                  Thereafter....................................    732,764
                                                                 ----------
                                                                 $1,170,318
                                                                 ==========

(1)      Excludes outstanding balances on lines of credit, discussed below.

UNSECURED LINES OF CREDIT

The Operating Partnership utilizes a $320,000 three-year syndicated revolving line of credit (the "Revolver"), for its short-term financing requirements. At December 31, 2001, the stated interest rate for the Revolver was LIBOR plus 0.75% or prime minus 0.25%. Subsequent to year end, the stated rate increased to LIBOR plus 0.85% as a result of a credit rating agency downgrade on the Operating Partnership's senior unsecured debt. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Operating Partnership to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company's current dividend level. The Revolver matures in April 2004.

The Operating Partnership also has in place an additional $185,000 line of credit facility for general corporate purposes. This line, with an annual renewal, matures in April 2002 and carries terms substantially equal to the Revolver. The Operating Partnership expects to renew this credit facility, although the total capacity and terms may vary.

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the "Cash Management Line"). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in February 2003. Management believes the Cash Management Line will be renewed at maturity with similar terms.


                              Post Properties, Inc.                           73
                            Post Apartment Homes, L.P

INTEREST PAID

Interest paid (including capitalized amounts of $22,124, $25,426 and $21,417 for the years ended December 31, 2001, 2000 and 1999, respectively), aggregated $82,383, $74,419 and $51,337 for the years ended December 31, 2001, 2000 and
1999, respectively.

PLEDGED ASSETS

The aggregate net book value at December 31, 2001 of property pledged as collateral for indebtedness amounted to approximately $457,038.

EXTRAORDINARY ITEM

The extraordinary losses for the years ended December 31, 2001 and 1999 of $88 and $521, respectively, resulted from costs associates with the early extinguishment of indebtedness.

4.   INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

In 2001, the Operating Partnership contributed two apartment communities under development in Atlanta, Georgia and one apartment community in Pasadena, California to individual limited liability companies (the "Property LLCs") with an institutional investor. The Operating Partnership holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $144,000 is being funded through member equity contributions proportionate to the members' ownership interests and through construction financing provided by the Operating Partnership. No gain or loss was recognized on the Operating Partnership's contribution to the Property LLCs. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs. The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership's investment over it's equity in the underlying net assets of the Property LLC's was approximately $3,123 at December 31, 2001. This excess investment will primarily be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

                  DECEMBER 31, 2001
                  Real estate assets, net ................................      $ 115,664
                  Cash and other .........................................            533
                                                                                ---------
                     Total assets ........................................      $ 116,197
                                                                                ---------

                  Construction notes payable to Operating Partnership ....      $  77,019
                  Other liabilities ......................................         11,892
                                                                                ---------
                     Total liabilities ...................................         88,911
                                                                                ---------
                  Member's equity ........................................         27,286
                                                                                ---------
                     Total liabilities and members' equity ...............      $ 116,197
                                                                                ---------

                                                                                ---------
                  Operating Partnership equity investment ................      $  12,673
                                                                                ---------

                  YEAR ENDED DECEMBER 31, 2001
                  Revenue ................................................      $     186
                  Expenses ...............................................           (718)
                                                                                ---------
                  Net loss ...............................................      $    (532)
                                                                                ---------
                  Operating Partnership share of net loss ................      $    (186)
                                                                                ---------


                              Post Properties, Inc.                           74
                            Post Apartment Homes, L.P

At December 31, 2001, two of the apartment communities had commenced initial rental operations. The third community was under construction with an anticipated completion date in 2002. The Operating Partnership's share of the net loss from these investments is included in other revenue in the accompanying consolidated financial statements.

The Operating Partnership has committed construction financing to the Property LLCs totaling $111,271 ($77,019 funded at December 31, 2001). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from February 2003 to February 2004 and are expected to be repaid from the proceeds of permanent project financings. A portion of the construction loan financing from the Operating Partnership totaling approximately $50,062 represents an obligation of the institutional investor member of the Property LLCs.

As part of the development and construction services agreements entered into between the Operating Partnership and the Property LLCs, the Operating Partnership guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $14,000). At December 31, 2001, the Operating Partnership's estimated obligations under the agreements total approximately $900. If the Operating Partnership is unsuccessful in mitigating these estimated costs, the Operating Partnership will be required to fund the amounts to the Property LLCs. Any amounts funded will be accounted for as part of the Operating Partnership's investment in the Property LLCs. Additionally, under these agreements, the Operating Partnership is subject to project completion requirements, as defined. At December 31, 2001, the Operating Partnership believes that it will meet the completion date requirements and not be subject to any additional costs.

5.   REAL ESTATE ASSETS HELD FOR SALE AND ASSET DISPOSITIONS

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At December 31 2001, the Operating Partnership has classified two apartment communities, six tracts of land and one commercial property as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $39,419 which represented the lower of cost or fair value less costs to sell. The Operating Partnership expects the sale of these assets to occur in 2002.

For the years ended December 31, 2001, 2000 and 1999, the consolidated statements of operations include net income of $4,071, $4,019 and $3,940, respectively, from communities held for sale at December 31, 2001. For the year ended December 31, 2001, depreciation expense of $844 was recognized on these assets prior to the date of held for sale classification.

In 2001, the Operating Partnership sold six apartment communities containing 2,799 units for net proceeds of approximately $210,443. The communities sold were located in Atlanta, Georgia, Dallas Texas and Nashville, Tennessee. Additionally, the Operating Partnership sold land parcels in Dallas, Texas, Denver, Colorado and Charlotte, North Carolina and a commercial property in Dallas, Texas for aggregate net proceeds of $9,679. These sales resulted in net gains of approximately $16,365. For the year ended December 31, 2001, the aggregate net gain on the sale of assets of $23,942 included the impact of the estimated net losses totaling $11,490 on the write down to fair value of assets designated as held for sale at December 31, 2001 and excluded realized losses totaling $19,067 related to assets written down to their estimated fair value at December 31, 2000.

In 2000, the Operating Partnership sold eight apartment communities containing 1,984 units for net proceeds of approximately $157,265, resulting in net gains of approximately $24,266. The communities sold were located in Atlanta, Georgia, Jackson, Mississippi and Nashville, Tennessee. For the year ended December 31, 2000, the aggregate net gain on the sale of assets of $3,208 included the estimated net losses totaling $21,058 on the write down to fair value of assets designated as held for sale at December 31, 2000.

In 1999, the Operating Partnership sold one apartment community containing 198 units and other land parcels for net proceeds of approximately $16,587, resulting in a net loss of $1,522.


                              Post Properties, Inc.                           75
                            Post Apartment Homes, L.P

6.   PARTNERS' EQUITY

PREFERRED UNITS

At December 31, 2001, the Operating Partnership had outstanding four separate series of cumulative redeemable preferred partnership units as more fully described below. The preferred partnership units are reflected in the accompanying financial statements at their liquidation value.

At December 31, 2001 and 2000, the Operating Partnership had outstanding 4,900,000 and 5,000,000, respectively, 8.5% Series A cumulative redeemable preferred partnership units (the "Series A Preferred Units"). The Series A Preferred Units have a liquidation preference of $50.00 per unit and are redeemable at the option of the Operating Partnership on or after October 1, 2026, at a redemption price of $50.00 per unit. The Series A Preferred Units are owned by the Company.

The Operating Partnership has outstanding 2,000,000, 7.625% Series B cumulative redeemable preferred partnership units (the "Series B Preferred Units"). The Series B Preferred Units have a liquidation preference of $25.00 per unit and are redeemable at the option of the Operating Partnership on or after October 28, 2007, at a redemption price of $25.00 per unit. The Series B Preferred Units are owned by the Company.

The Operating Partnership has outstanding 2,000,000, 7.625% Series C cumulative redeemable preferred partnership units (the "Series C Preferred Units"). The Series C Preferred Units have a liquidation preference of $25.00 per unit and are redeemable at the option of the Operating Partnership on or after February 9, 2003, at a redemption price of $25.00 per unit. The Series C Preferred Units are owned by the Company.

The Operating Partnership has outstanding 2,800,000, 8% Series D cumulative redeemable preferred partnership units (the "Series D Preferred Units"). The Series D Preferred Units have a liquidation preference of $25.00 per unit and are redeemable by the Operating Partnership on or after September 3, 2004, at a redemption price of $25.00 per unit. The Series D Preferred Units are exchangeable into authorized, but unissued Series D Preferred Stock of the Company, with identical terms and preferences, on or after September 2, 2009, at the option of the holders. Under certain circumstances, as defined in the agreement, the Series D Preferred Units may become exchangeable on or after September 3, 2002, at the option of the holders.


                              Post Properties, Inc.                           76
                            Post Apartment Homes, L.P

COMPUTATION OF EARNINGS PER COMMON UNIT

For the years ended December 31, 2001, 2000 and 1999, basic and diluted earnings per Common Unit for income before extraordinary item, net of preferred dividends, and net income available to common unitholders before cumulative effect of accounting change and extraordinary item has been computed as follows:

                                                                                         YEAR ENDED 2001
                                                                        --------------------------------------------
                                                                           INCOME             UNITS         PER-UNIT
                                                                        (NUMERATOR)       (DENOMINATOR)      AMOUNT
                                                                        -----------       -------------     --------
Income before cumulative effect of accounting change and
   extraordinary item ...........................................        $ 103,420
Less: Distributions to preferred unitholders ....................          (17,368)
                                                                         ---------
BASIC EPS
Income available to common unitholders before cumulative effect
   of accounting change and extraordinary item ..................           86,052         43,211,834        $2.00
                                                                                                             =====
EFFECT OF DILUTIVE SECURITIES
Options .........................................................               --            215,266
                                                                         ---------         ----------
DILUTED EPS
Income available to common unitholders + assumed conversions before cumulative effect of accounting change and
   extraordinary item ...........................................        $  86,052         43,427,100        $1.98
                                                                         =========         ==========        =====

                                                                                         YEAR ENDED 2000
                                                                        --------------------------------------------
                                                                           INCOME             UNITS         PER-UNIT
                                                                        (NUMERATOR)       (DENOMINATOR)      AMOUNT
                                                                        -----------       -------------     --------
Income before extraordinary item ................................        $ 117,811
Less: Preferred stock distributions .............................          (17,475)
                                                                         ---------
BASIC EPS
Income available to common unitholders before extraordinary item           100,336         44,503,290        $2.25
                                                                                                             =====
EFFECT OF DILUTIVE SECURITIES
Options .........................................................               --            534,789
                                                                         ---------         ----------
DILUTED EPS
Income available to common unitholders + assumed conversions
   before extraordinary item ....................................        $ 100,336         45,038,079        $2.22
                                                                         =========         ==========        =====

                                                                                         YEAR ENDED 2001
                                                                        --------------------------------------------
                                                                           INCOME             UNITS         PER-UNIT
                                                                        (NUMERATOR)       (DENOMINATOR)      AMOUNT
                                                                        -----------       -------------     --------
Income before extraordinary item ................................        $ 119,424
Less: Preferred stock distributions .............................          (13,726)
                                                                         ---------
BASIC EPS
Income available to common unitholders before extraordinary item           105,698         43,663,373        $2.42
                                                                                                             =====
EFFECT OF DILUTIVE SECURITIES
Options .........................................................               --            456,298
                                                                         ---------         ----------
DILUTED EPS
Income available to common unitholders + assumed conversions
   before extraordinary item ....................................        $ 105,698         44,119,671        $2.39
                                                                         =========         ==========        =====


                              Post Properties, Inc.                           77
                            Post Apartment Homes, L.P

7.   PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

The Operating Partnership recorded project impairment and abandonment, employee severance and asset impairment charges for the years ended December 31, 2001 and 2000. The charges are summarized as follows:

                                                   2001               2000
                                                  --------          --------
Project impairment and abandonment .....          $  8,122          $  4,389
Employee severance .....................             3,560             3,066
Asset impairment .......................             5,768             1,910
                                                  --------          --------
                                                  $ 17,450          $  9,365
                                                  ========          ========

In the fourth quarter of 2001, the Operating Partnership recorded charges totaling $17,450. These charges, precipitated by the sharp decline in economic and market conditions, reflect management's decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. The project impairment charge of $8,122 represents reserves on certain predevelopment and transaction pursuit costs in markets the Operating Partnership will no longer pursue for development opportunities and for certain projects that will no longer be pursued due to economic and market conditions. The employee severance charge of $3,560 is primarily for severance costs related to approximately a 100 person senior management and staff workforce reduction plan initiated and completed in the fourth quarter of 2001. The asset impairment and disposition charge includes a loss of $2,831 related to the disposition of the Operating Partnership's corporate aircraft, a loss of $452 on the sale of the Operating Partnership's third party landscape business discussed more fully below, impairment charges of $1,000 related to the Operating Partnership's exit from the for-sale housing business in all markets and the write down to estimated market value of certain internet and technology investments of $1,485.

At December 31, 2001, approximately $3,632 of these charges, primarily employee severance costs, remained as an accrued liability on the consolidated balance sheet. These amounts are expected to be paid in 2002.

In the fourth quarter of 2001, the Operating Partnership sold substantially all of the net assets of Post Landscape Group, Inc., a subsidiary entity that provided landscape maintenance, design and installation services to third parties, and RAM Partners, Inc., a separate subsidiary entity that managed apartment communities for third parties. These businesses were sold to members of the respective former management teams of the subsidiaries. The Operating Partnership financed 100% of the sales price of $5,767 (adjusted for working capital transfers at closing) through purchase money notes with interest of 9%. The notes require periodic interest, annual principal and balloon principal payments in 2006. The notes can be extended for two one-year periods. Under generally accepted accounting principles, the transactions have not been recorded as sales at December 31, 2001, and will not be recorded as sales until the conditions for sale recognition, primarily the receipt of an adequate down payment on the notes, are met. Until these transactions are recognized as sales, the book value of the assets and liabilities of these business are included in the Operating Partnership's consolidated balance sheet. Any collections under the notes will reduce the carrying value of the assets. The sale of the Post Landscape Group resulted in a loss of $452. Under generally accepted accounting principles, this loss was recognized in 2001 and included in the project abandonment, employee severance and impairment charges discussed above. The sale of RAM Partners will result in a gain of approximately $591, which will be recognized when the conditions for full sale recognition are met (expected in 2002).

In the fourth quarter of 2000, the Operating Partnership recorded charges of $9,365. These charges reflect management's decision to restrict its development activities to fewer markets, refine its development investment and for-sale housing strategies and make changes in its executive management team. Project abandonment charges totaling $4,389 related to the write off of predevelopment and pursuit costs in markets in which the Operating Partnership will no longer pursue development opportunities and on certain proposed development deals not meeting management's revised development strategy. Employee severance charges related to the termination costs of four executive positions and five staff personnel in the Operating Partnership's Dallas, Texas regional office. The asset impairment charge of $1,910 includes a charge of $1,503 related to the write off of the Operating


                              Post Properties, Inc.                           78
                            Post Apartment Homes, L.P

Partnership's investment in a high speed internet provider that filed for bankruptcy protection and a charge of $407 related to the exit from the for-sale housing business in certain markets. As of December 31, 2001, all of the 2000 charges had been paid.

8.   INCOME TAXES

Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax returns. Accordingly, no provisions or benefit for income taxes has been made in the accompanying financial statements. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute 90% of its REIT taxable incomes, as defined in the Code, to its shareholders and satisfy certain other requirements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution.

The Operating Partners utilizes taxable subsidiaries to perform such activities as asset management, leasing and landscape services for third parties. These taxable subsidiaries are subject to federal, state and local income taxes. For the three years in the period ended December 31, 2001, the impact of these taxable subsidiaries' income taxes and their related tax attributes were not material to the accompanying consolidated financial statements

As of December 31, 2001, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership was lower that the net assets as reported in the Operating Partnership's consolidated financial statements by $6,640.

9.   STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 2001, the Company had two stock-based compensation plans, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Operating Partnership applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, based upon the criteria of APB Opinion 25 no compensation cost is required to be recognized for the Stock Plan and the ESPP. The compensation cost which is required to be charged against income for the Grant Plan, was $112, $138 and $205 for 2001, 2000 and 1999, respectively. Had compensation cost for the Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Operating Partnership's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                     2001         2000          1999
                                                                                   --------     --------      --------
         Net income available to Common Unitholders .........As reported .....     $85,269      $100,336      $105,177
                                                             Pro forma .......     $83,982      $ 98,154      $102,994

         Net income per Common Unit - basic .................As reported .....     $  1.98      $   2.25      $   2.41
                                                             Pro forma .......     $  1.94      $   2.21      $   2.36

         Net income per Common Unit - diluted ...............As reported .....     $  1.96      $   2.22      $   2.39
                                                             Pro forma .......     $  1.93      $   2.18      $   2.33


                              Post Properties, Inc.                           79
                            Post Apartment Homes, L.P

For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 2001, 2000 and 1999 are as follows:

                                                               2001             2000            1999
                                                         ------------     ------------    ------------
         Dividend yield............................           8.4%            8.0%             7.3%

         Expected volatility.......................          15.1%           24.8%            15.4%

         Risk-free interest rate...................      3.7% to 5.3%     6.7% to 6.9%    4.5% to 6.6%

         Expected option life......................      5 to 7 years     5 to 7 years    5 to 7 years

EMPLOYEE STOCK PLAN

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

A summary of the status of stock option activity under the Stock Plan as of December 31, 2001, 2000 and 1999, is presented below:

                                                   2001                            2000                           1999
                                        ----------------------------  -----------------------------  -----------------------------
                                                         WEIGHTED                       WEIGHTED                       WEIGHTED
                                                         AVERAGE                        AVERAGE                        AVERAGE
                                           SHARE      EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARE      EXERCISE PRICE
                                        -----------   --------------  -------------  --------------  -------------  --------------
Outstanding at beginning or year         4,271,608        $  35         4,054,876       $  34           3,030,852       $  31
Granted                                    415,529           37           740,538          38           1,288,232          36
Exercised                                 (262,332)          30          (334,194)         32            (164,053)         30
Forfeited                                 (196,587)          38          (189,612)         38            (100,155)         37
                                        ----------                     ----------                      ----------
Outstanding at end of year               4,228,218           36         4,271,608          35           4,054,876          35
                                        ==========                     ==========                      ==========
Options exercisable at year-end          2,962,245                      2,413,595                       2,290,143
                                        ==========                     ==========                      ==========
Weighted-average fair value of
   options granted during the year      $     1.44                     $     4.76                      $     2.08
                                        ==========                     ==========                      ==========

At December 31, 2001, the range of exercise prices for options outstanding was $27.625 - $44.125 and the weighted-average remaining contractual life was 6 years.

In 2001, under its existing Stock Plan, the Company granted 17,566 shares of restricted stock to company officers. The restricted shares vest ratably over a five-year period. The total value of the restricted share grants of $644 was initially reflected in partners' equity as additional capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the vesting period.


                              Post Properties, Inc.                           80
                            Post Apartment Homes, L.P

10.  EMPLOYEE BENEFIT PLANS

Through a plan adopted by the Company, the employees of the Operating Partnership are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Operating Partnership contributions, if any, to this plan are based on the performance of the Company and the Operating Partnership and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Operating Partnership contribution, the maximum employee contribution included in the calculation is 3% of salary. Operating Partnership contributions of $638, $514 and $346 were made in 2001, 2000 and 1999, respectively.

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

11.  COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, one ground lease expiring in 2038 for a second operating community, three ground leases expiring in 2066, 2069 and 2074 for three communities under development and to office, equipment and other operating leases with terms expiring in years 2001 through 2004. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2001, are as follows:

                           2002.........................       $  1,918
                           2003.........................          1,827
                           2004.........................          1,721
                           2005.........................          1,288
                           2006.........................          1,306
                           2007 and thereafter..........        157,798

The Operating Partnership incurred $5,998, $5,935 and $5,109 of rent expense for the years ended December 31, 2001, 2000 and 1999, respectively.

CONTINGENCIES

The Operating Partnership is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the consolidated balance sheets and statements of operations.

12.  RELATED PARTY TRANSACTIONS

In 2001, the Operating Partnership invested in three Property LLCs that are accounted for under the equity method of accounting (see Note 4). In 2001, the Operating Partnership recorded development fees, general construction contract billings, management fees and expense reimbursements (primarily personnel costs) of approximately $15,202 from these related companies. Additionally in 2001, the Operating Partnership earned interest under the construction loans to the Project LLCs totaling $1,024.

The Operating Partnership provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 2001, 2000 and 1999, the Operating Partnership received landscaping revenue of $ 705, $667 and $610 for such services. Such revenue includes reimbursement of direct and indirect expenses. Additionally, the Operating Partnership provides accounting and administrative services to entities controlled by certain executive officers of the Operating Partnership. Fees under this arrangement aggregated $25 for each year ended December 31, 2001, 2000 and 1999, respectively. Also, the Operating Partnership was contracted to assist in the development of apartment complexes constructed by a former


                              Post Properties, Inc.                           81
                            Post Apartment Homes, L.P
executive and current unitholder. Fees under this arrangement were $7, $29 and $100 for the years ended December 31, 2001, 2000 and 1999, respectively.

In 2001, 2000 and 1999, the Operating Partnership loaned $2,500, $1,500 and $7,750, respectively, to certain executives. These loans are payable ten years from the issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company's common shares on the open market. As of December 31, 2001, $2,500 of the loans have been repaid. Additionally, in 2001, the Operating Partnership loaned $1,300 to certain executives. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Operating Partnership, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $160 is recorded as compensation expense.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses, agreements and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these investments. The fair value of fixed rate debt was approximately $847,563 (carrying value of $807,238) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2001.

In order to manage the impact of interest rate changes on earnings and cash flow, the Operating Partnership entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in Note 1, the fair values of these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133. At December 31, 2001, the carrying amounts related to these arrangements represented net liabilities totaling approximately $6,630.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

The Operating Partnership's chief operating decision makers focus on the Operating Partnership's primary sources of income from property rental operations. Property rental operations are broken down into five segments based on the various stages in the property ownership lifecycle. These segments are described below. All other ancillary service and support operations, including the third party service businesses (see Note 7), are aggregated in the accompanying segment information.

     - Fully stabilized communities - those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

     - Communities stabilized during 2000 - communities which reached stabilized occupancy in the prior year.


                              Post Properties, Inc.                           82
                            Post Apartment Homes, L.P

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


                              Post Properties, Inc.                           83
                            Post Apartment Homes, L.P

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

                                                                   2001           2000            1999
                                                                 ---------      ---------      ---------
REVENUES
Fully stabilized communities ...............................     $ 257,007      $ 254,511      $ 240,561
Communities stabilized during 2000 .........................        46,237         39,556         14,863
Development and lease-up communities .......................        44,607         18,315          5,754
Communities held for sale ..................................         6,278          6,132          5,885
Sold communities ...........................................        13,381         46,751         53,181
Other ......................................................        30,804         34,567         25,683
                                                                 ---------      ---------      ---------

Consolidated revenues ......................................     $ 398,314      $ 399,832      $ 345,927
                                                                 =========      =========      =========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities ...............................     $ 173,890      $ 176,410      $ 166,793
Communities stabilized during 2000 .........................        30,129         26,648          9,447
Development and lease-up communities .......................        26,919          9,819          3,156
Communities held for sale ..................................         4,071          4,019          3,940
Sold communities ...........................................         8,258         31,627         37,064
Other ......................................................         1,065          2,157          1,657
                                                                 ---------      ---------      ---------

Contribution to FFO ........................................       244,332        250,680        222,057
                                                                 ---------      ---------      ---------

Other operating income, net of expense .....................        (2,448)         2,286           (801)
Depreciation on non-real estate assets .....................        (2,378)        (2,405)        (1,962)
Minority interest in consolidated property Partnerships ....         2,098          1,695           (511)
Project abandonment, employee severance and impairment
 Charges ...................................................       (17,450)        (9,365)            --
Interest expense ...........................................       (57,930)       (50,303)       (33,192)
Amortization of deferred loan costs ........................        (1,978)        (1,636)        (1,496)
General and administrative .................................       (13,745)       (10,066)        (7,788)
Dividends to preferred unitholders .........................       (17,368)       (17,475)       (13,726)
                                                                 ---------      ---------      ---------

Total FFO ..................................................       133,133        163,411        162,581
                                                                 ---------      ---------      ---------

Depreciation on real estate assets .........................       (71,023)       (66,283)       (55,361)
Net gain (loss) on sale of assets ..........................        23,942          3,208         (1,522)
Dividends to preferred unitholders .........................        17,368         17,475         13,726
                                                                 ---------      ---------      ---------

Income before cumulative effect of accounting change and
 extraordinary item and preferred dividends ................     $ 103,420      $ 117,811      $ 119,424
                                                                 =========      =========      =========

15. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 are as follows:

The Operating Partnership committed to distribute $32,741, $33,466 and $30,818 for the quarters ended December 31, 2001, 2000 and 1999, respectively.


                                       Post Properties, Inc.                 84
                                     Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended 2001 and 2000 are as follows:

                                                                               YEAR ENDED DECEMBER 31, 2001*
                                                                    --------------------------------------------------
                                                                     FIRST         SECOND        THIRD         FOURTH
                                                                    --------      --------      --------      --------
Revenues ......................................................     $102,583      $102,162      $ 99,119      $ 94,450
                                                                    --------      --------      --------      --------
Income before net gain (loss) on sale of assets, other charges,
  cumulative effect of accounting change and extraordinary item       27,466        26,374        23,932        19,156
Net gain (loss) on sale of assets .............................          111        15,660         8,179            (8)
Project abandonment, employee severance and impairment
  charges .....................................................           --            --            --       (17,450)
Cumulative effect of accounting change ........................         (695)           --            --            --
Extraordinary item ............................................           --           (88)           --            --
                                                                    --------      --------      --------      --------
Net income ....................................................       26,882        41,946        32,111         1,698
Distributions to Preferred Unitholders ........................       (4,369)       (4,369)       (4,369)       (4,262)
                                                                    --------      --------      --------      --------
Net income (loss) available to Common Unitholders .............     $ 22,513      $ 37,577      $ 27,742      $ (2,564)
                                                                    ========      ========      ========      ========
Earnings per Common Unit:
Net income (loss) available to Common Unitholders - basic .....     $   0.51      $   0.86      $   0.64      $  (0.06)
Net income (loss) available to Common Unitholders - diluted ...     $   0.51      $   0.85      $   0.64      $  (0.06)

                                                                               YEAR ENDED DECEMBER 31, 2000*
                                                                    --------------------------------------------------
                                                                      FIRST        SECOND         THIRD        FOURTH
                                                                    --------      --------      --------      --------
Revenues ......................................................     $ 95,443      $ 99,482      $101,342      $103,565
                                                                    --------      --------      --------      --------
Income before net gain (loss) on sale of assets and other charges     31,965        33,734        30,676        27,593
Net gain (loss) on sale of assets .............................          687           (19)          959         1,581
Project abandonment, employee severance and impairment
  charges .....................................................           --            --            --        (9,365)
                                                                    --------      --------      --------      --------
Net income ....................................................       32,652        33,715        31,635        19,809
Distributions to Preferred Unitholders ........................       (4,368)       (4,369)       (4,369)       (4,369)
                                                                    --------      --------      --------      --------
Net income available to Common Unitholders ....................     $ 28,284      $ 29,346      $ 27,266      $ 15,440
                                                                    ========      ========      ========      ========
Earnings per Common Unit:
Net income available to Common Unitholders - basic ............     $   0.64      $   0.66      $   0.61      $   0.35
Net income available to Common Unitholders - diluted ..........     $   0.63      $   0.65      $   0.60      $   0.34

* The total of the four quarterly amounts for minority interest of unitholders in Operating Partnership, extraordinary item, net income and earnings per unit may not equal the total for the year. These differences result from the use of a weighted average to compute minority interest in the Operating Partnership and average number of units outstanding.


                                       Post Properties, Inc.                 85
                                     Post Apartment Homes, L.P.

                              POST PROPERTIES, INC.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                               GROSS AMOUNT AT
                                                                                                               WHICH CARRIED AT
                                                                       INITIAL COSTS           COSTS           CLOSE OF PERIOD
                                                                   ---------------------    CAPITALIZED    ----------------------
                                                     RELATED                    BLDG. &      SUBSEQUENT                   BLDG. &
                                      DESC.       ENCUMBRANCES       LAND       IMPROV.    TO ACQUISITION    LAND         IMPROV.
                                  -----------     ------------     --------    ---------   --------------  --------     ---------
GEORGIA
Post Ashford                          Apt.         $  9,895(2)     $  1,906     $     --     $   8,517     $  1,906     $   8,517
Post Briarcliff                       Apt.               --          13,344           --        46,442       13,344        46,442
Post Bridge                           Apt.           12,450(2)          868           --        12,493          869        12,492
Post Brookhaven                       Apt.               --           7,921           --        31,718        7,921        31,718
Post Canyon                           Apt.           16,845(2)          931           --        18,488          931        18,488
Post Chase                            Apt.           15,000(2)        1,438           --        16,324        1,438        16,324
Post Chastain                         Apt.           30,047           6,352           --        40,548        6,779        40,121
Post Collier Hills                    Apt.               --           6,487           --        25,293        7,183        24,597
Post Corners                          Apt.           14,760(2)        1,473           --        15,614        1,473        15,614
Post Court                            Apt.           18,650(2)        1,769           --        17,912        1,769        17,912
Post Crest                            Apt.           23,888           4,733           --        24,817        4,763        24,787
Post Crossing                         Apt.               --           3,951           --        19,649        3,951        19,649
Post Dunwoody                         Apt.               --           4,917           --        28,822        4,961        28,778
Post Gardens                          Apt.               --           5,859           --        33,908        5,931        33,836
Post Glen                             Apt.           23,793           5,591           --        21,699        5,784        21,506
Post Lane                             Apt.               --           1,512           --         8,302        2,067         7,837
Post Lenox Park                       Apt.           10,833           3,132           --        10,893        3,132        10,893
Post Lindbergh                        Apt.               --           6,268           --        27,058        6,652        26,674
Post Mill                             Apt.           12,880(2)          915           --        13,184          922        13,177
Post Oak                              Apt.               --           2,027           --         8,429        2,027         8,429
Post Oglethorpe                       Apt.               --           3,662           --        17,205        3,662        17,205
Post Park                             Apt.               --           6,253           --        40,536        8,830        37,959
Post Parkside                       Mixed Use            --           3,402           --        20,046        3,465        19,983
Post Peachtree Hills                  Apt.               --           4,215           --        14,064        4,857        13,422
Post Renaissance                      Apt.               --              --           --        20,041       20,041
Post Ridge                            Apt.               --           5,150           --        31,644        5,150        31,644
Post Spring                           Apt.               --           2,105           --        38,242        2,105        38,242
Post Summit                           Apt.               --           1,575           --         6,474        1,575         6,474
Post Valley                           Apt.           18,600(2)        1,117           --        19,243        1,117        19,243
Post Vinings                          Apt.               --           4,322           --        22,053        5,668        20,707
Post Village                          Apt.
   The Arbors                         Apt.               --             373           --        17,194          373        17,194
   The Fountains & The Meadows        Apt.           26,200(2)          611           --        38,401          878        38,134
   The Gardens                        Apt.           14,500(2)          187           --        28,097          637        27,647
   The Hills                          Apt.            7,000(2)           91           --        13,563          307        13,347
Post Walk                             Apt.           19,300           2,954           --        17,997        2,954        17,997
Post Woods                            Apt.           16,659           1,378           --        27,882        3,070        26,190
Post Stratford                        Apt.               --             328           --        24,314          620        24,022
Post Riverside                      Mixed Use            --          11,130           --       106,741       12,457       105,414

TEXAS
Post Addison Circle - Phase I       Mixed Use        28,268           2,885       41,482         4,855        3,324        45,898
Post Addison Circle - Phase II      Mixed Use        50,527           3,417        1,128        84,419        4,126        84,838
Post Addison Circle - Phase III     Mixed Use            --             752           --        21,174          931        20,995
Post American Beauty Mill             Apt.               --             156        2,786         3,530          156         6,316
Post Block 588                        Apt.               --           1,278           48        21,533        1,415        21,444


                                                       GROSS AMOUNT
                                                        AT WHICH
                                                        CARRIED
                                                        AT CLOSE
                                                       OF PERIOD
                                                     --------------                                                    DEPRECIABLE
                                                                       ACCUM.         DATE OF               DATE           LIVES
                                          DESC.         TOTAL (1)       DEP.           CONST.             ACQUIRED        YEARS
                                        ---------    -------------    --------      ------------       --------------  -----------
GEORGIA
Post Ashford                               Apt.       $   10,423      $  3,610      04/86 -06/87           06/87           5 - 40
Post Briarcliff                            Apt.           59,786         3,966          12/96              09/96           5 - 40
Post Bridge                                Apt.           13,361         5,591      09/84 - 12/86          09/84           5 - 40
Post Brookhaven                            Apt.           39,639        12,193      07/89 - 12/92          03/89           5 - 40
Post Canyon                                Apt.           19,419         8,264      04/84 - 04/86          10/81           5 - 40
Post Chase                                 Apt.           17,762         6,859      06/85 - 04/87          06/85           5 - 40
Post Chastain                              Apt.           46,900        14,840      06/88 - 10/90          06/88           5 - 40
Post Collier Hills                         Apt.           31,780         4,850          10/95              06/95           5 - 40
Post Corners                               Apt.           17,087         6,976      08/84 - 04/86          08/84           5 - 40
Post Court                                 Apt.           19,681         7,199      06/86 - 04/88          12/85           5 - 40
Post Crest                                 Apt.           29,550         5,579          09/95              10/94           5 - 40
Post Crossing                              Apt.           23,600         4,152      04/94 - 08/95          11/93           5 - 40
Post Dunwoody                              Apt.           33,739         7,648          11/88          12/84&8/94(5)       5 - 40
Post Gardens                               Apt.           39,767         4,121          07/96              05/96           5 - 40
Post Glen                                  Apt.           27,290         3,437          07/96              05/96           5 - 40
Post Lane                                  Apt.            9,904         3,419      04/87 - 05/88          01/87           5 - 40
Post Lenox Park                            Apt.           14,025         2,424      03/94 - 05/95          03/94           5 - 40
Post Lindbergh                             Apt.           33,326         3,273          11/96              08/96           5 - 40
Post Mill                                  Apt.           14,099         6,293      05/83 - 05/85          05/81           5 - 40
Post Oak                                   Apt.           10,456         2,667      09/92 - 12/93          09/92           5 - 40
Post Oglethorpe                            Apt.           20,867         3,903      03/93 - 10/94          03/93           5 - 40
Post Park                                  Apt.           46,789        15,261      06/87 - 09/90          06/87           5 - 40
Post Parkside                            Mixed Use        23,448         1,330          02/99              12/97           5 - 40
Post Peachtree Hills                       Apt.           18,279         3,675      02/92 - 09/94       02&11/92(5)        5 - 40
Post Renaissance                           Apt.           20,041         5,846      07/91 - 12/94      06/91&01/94(5)      5 - 40
Post Ridge                                 Apt.           36,794         3,474          10/96              07/96           5 - 40
Post Spring                                Apt.           40,347                        09/99              09/99           5 - 40
Post Summit                                Apt.            8,049         2,628      01/90 - 12/90          01/90           5 - 40
Post Valley                                Apt.           20,360         7,905      03/86 - 04/88          12/85           5 - 40
Post Vinings                               Apt.           26,375         8,317      05/88 - 09/91          05/88           5 - 40
Post Village                               Apt.
   The Arbors                              Apt.           17,567         8,849      04/82 - 10/83          03/82           5 - 40
   The Fountains & The Meadows             Apt.           39,012        13,479      08/85 - 05/88          08/85           5 - 40
   The Gardens                             Apt.           28,284         9,772      06/88 - 07/89          05/84           5 - 40
   The Hills                               Apt.           13,654         4,718      05/84 - 04/86          04/83           5 - 40
Post Walk                                  Apt.           20,951         8,020      03/86 - 08/87          06/85           5 - 40
Post Woods                                 Apt.           29,260        11,549      03/76 - 09/83          06/76           5 - 40
Post Stratford                             Apt.           24,642         1,053          04/99              01/99           5 - 40
Post Riverside                           Mixed Use       117,871         7,570          07/96              01/96           5 - 40

TEXAS
Post Addison Circle - Phase I            Mixed Use        49,222         7,495          10/97              10/97           5 - 40
Post Addison Circle - Phase II           Mixed Use        88,964         7,820          10/97              10/97           5 - 40
Post Addison Circle - Phase III          Mixed Use        21,926           648          07/99              10/97           5 - 40
Post American Beauty Mill                  Apt.            6,472           537          10/97              10/97           5 - 40
Post Block 588                             Apt.           22,859           858          10/97              10/97           5 - 40


                                       Post Properties, Inc.                 86
                                     Post Apartment Homes, L.P.

                              POST PROPERTIES, INC.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                               GROSS AMOUNT AT
                                                                                                               WHICH CARRIED AT
                                                                       INITIAL COSTS           COSTS           CLOSE OF PERIOD
                                                                   ---------------------    CAPITALIZED    ----------------------
                                                     RELATED                    BLDG. &      SUBSEQUENT                   BLDG. &
                                      DESC.       ENCUMBRANCES       LAND       IMPROV.    TO ACQUISITION    LAND         IMPROV.
                                  -----------     ------------     --------    ---------   --------------  --------     ---------
Post Cole's Corner                    Apt.               --           1,886       18,006         1,531        2,086        19,337
Post Columbus Square                Mixed Use            --           4,565       24,595           656        4,565        25,251
Post Heights                        Mixed Use            --           5,455       15,559        28,991        5,812        44,193
Post Legacy                           Apt.               --             684                     32,814          811        32,687
Post Midtown - Phase I, II & III      Apt.               --           4,408        1,412        69,023        4,737        70,106
Post Parkwood                         Apt.              762             306        2,592         4,667          864         6,701
Post Ascension                        Apt.               --           1,230        8,976           695        1,264         9,637
Post Hackberry Creek                  Apt.               --           7,269       23,579          (533)       7,269        23,046
Post Town Lake/Parks                  Apt.               --           2,985       19,464         1,815        2,985        21,279
Post White Rock                       Apt.               --           1,560        9,969         1,463        1,560        11,432
Post Windhaven                        Apt.               --           4,029       23,385         3,466        4,029        26,851
Post Abbey                            Apt.               --             575        6,276         1,643          575         7,919
Post Commons                          Apt.               --           1,406        7,938           646        1,406         8,584
Post Meridian                         Apt.               --           1,535       11,605           707        1,535        12,312
Post Residences                       Apt.               --           1,494       18,022         1,963        1,494        19,985
Post Rice Lofts                       Apt.               --             449       13,393        20,925          449        34,318
Post Vineyard                         Apt.               --           1,133        8,560           172        1,133         8,732
Post Vintage                          Apt.               --           2,614       12,188           347        2,614        12,535
Post West Avenue Lofts                Apt.               --              --       16,490         6,523       23,013
Post Worthington                    Mixed Use            --           3,744       34,700         1,212        3,744        35,912
Post Uptown Village I & II            Apt.           22,484           3,955       22,120        16,125        6,195        36,005
Post Wilson Building                  Apt.               --              --          689        16,317       17,006
Towne Crossing                       Retail              --           3,703       10,721           964        3,703        11,685
Post & Paddock(6)                    Retail              --           2,352        7,383          (723)       2,352         5,537

FLORIDA
Post Bay(6)                           Apt.               --           2,203           --        15,716        2,573        15,346
Post Court(6)                         Apt.               --           2,083           --        10,354        2,083        10,354
Post Fountains                        Apt.           21,500(2)        3,856           --        24,640        3,856        24,640
Post Harbour Place I - IV             Apt.               --           3,854           --        72,428       16,281        60,001
Post Hyde Park                        Apt.               --           3,498           --        25,979        5,108        24,369
Post Lake                             Apt.           28,500(2)        6,113           --        33,215        6,724        32,604
Post Parkside (Orlando)             Mixed Use                                      2,493        29,392        2,493        29,392
Post Rocky Point                      Apt.               --          10,510           --        59,624       10,567        59,567
Post Village                          Apt.
   The Arbors                         Apt.               --           2,063           --        15,735        2,906        14,892
   The Lakes                          Apt.               --           2,813           --        17,265        3,488        16,590
   The Oaks                           Apt.               --           3,229           --        15,733        3,294        15,668
Post Walk at Hyde Park                Apt.               --           1,943           --        10,878        1,974        10,847

VIRGINIA
Post Corners at Trinity Centre        Apt.           22,177           4,404           --        23,648        4,493        23,559
Post Forest                           Apt.               --           8,590           --        25,278        9,106        24,762(3)

WASHINGTON D.C
1499 Mass. Avenue                     Apt.               --          18,271                     14,181       18,271        14,181
Post Pentagon Row                   Mixed Use            --           2,359        7,659        74,024        2,359        81,683


                                                       GROSS AMOUNT
                                                        AT WHICH
                                                        CARRIED
                                                        AT CLOSE
                                                       OF PERIOD
                                                     --------------                                                    DEPRECIABLE
                                                                       ACCUM.         DATE OF               DATE           LIVES
                                          DESC.         TOTAL (1)       DEP.           CONST.             ACQUIRED        YEARS
                                        ---------    -------------    --------      ------------       --------------  -----------
Post Cole's Corner                        Apt.             21,423       3,259             n/a              10/97          5 - 40
Post Columbus Square                    Mixed Use          29,816       2,775             n/a              10/97          5 - 40
Post Heights                            Mixed Use          50,005       4,300            10/97             10/97          5 - 40
Post Legacy                               Apt.             33,498                        03/99             03/99          5 - 40
Post Midtown - Phase I, II & III          Apt.             74,843       2,293          10/97(4)            10/97          5 - 40
Post Parkwood                             Apt.              7,565         853             n/a              10/97          5 - 40
Post Ascension                            Apt.             10,901       1,307             n/a              10/97          5 - 40
Post Hackberry Creek                      Apt.             30,315       3,036             n/a              10/97          5 - 40
Post Town Lake/Parks                      Apt.             24,264       3,216             n/a              10/97          5 - 40
Post White Rock                           Apt.             12,992       1,620             n/a              10/97          5 - 40
Post Windhaven                            Apt.             30,880       3,051             n/a              10/97          5 - 40
Post Abbey                                Apt.              8,494         867             n/a              10/97          5 - 40
Post Commons                              Apt.              9,990       1,373             n/a              10/97          5 - 40
Post Meridian                             Apt.             13,847       1,559             n/a              10/97          5 - 40
Post Residences                           Apt.             21,479       3,097             n/a              10/97          5 - 40
Post Rice Lofts                           Apt.             34,767       2,467            10/97             10/97          5 - 40
Post Vineyard                             Apt.              9,865         940             n/a              10/97          5 - 40
Post Vintage                              Apt.             15,149       1,541             n/a              10/97          5 - 40
Post West Avenue Lofts                    Apt.             23,013         597            09/99             09/99          5 - 40
Post Worthington                        Mixed Use          39,656       4,422             n/a              10/97          5 - 40
Post Uptown Village I & II                Apt.             42,200       3,170             n/a              10/97          5 - 40
Post Wilson Building                      Apt.             17,006         789            10/97             10/97          5 - 40
Towne Crossing                           Retail            15,388       1,286             n/a              10/97          5 - 40
Post & Paddock                           Retail             7,889         469             n/a              10/97          5 - 40


FLORIDA
Post Bay (6)                              Apt.             17,919       6,172         05/87 - 12/88        05/87          5 - 40
Post Court (6)                            Apt.             12,437       4,005         04/90 - 05/91        10/87          5 - 40
Post Fountains                            Apt.             28,496       9,220         12/85 - 03/88        12/85          5 - 40
Post Harbour Place I - IV                 Apt.             76,282       2,799            03/97(4)          01/97          5 - 40
Post Hyde Park                            Apt.             29,477       3,900             09/94            07/94          5 - 40
Post Lake                                 Apt.             39,328      13,175         11/85 - 03/88        10/85          5 - 40
Post Parkside (Orlando)                 Mixed Use          31,885       1,664             03/99            03/99          5 - 40
Post Rocky Point                          Apt.             70,134       8,938         04/94 - 11/96    02/94&09/96(5)     5 - 40
Post Village                              Apt.
   The Arbors                             Apt.             17,798       6,397         06/90 - 12/91        11/90          5 - 40
   The Lakes                              Apt.             20,078       5,777         07/88 - 12/89        05/88          5 - 40
   The Oaks                               Apt.             18,962       5,456         11/89 - 07/91        12/89          5 - 40
Post Walk at Hyde Park                    Apt.             12,821       2,533          10/95-09/97         09/95          5 - 40

VIRGINIA
Post Corners at Trinity Centre            Apt.             28,052       4,387             06/94            06/94          5 - 40
Post Forest                               Apt.             33,868      10,839         01/89 - 12/90        03/88          5 - 40

WASHINGTON D.C
1499 Mass. Avenue                         Apt.             32,452                        02/01(4)          02/01          5 - 40
Post Pentagon Row                       Mixed Use          84,042                        06/99(4)          02/99          5 - 40


                                       Post Properties, Inc.                 87
                                     Post Apartment Homes, L.P.

                              POST PROPERTIES, INC.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                               GROSS AMOUNT AT
                                                                                                               WHICH CARRIED AT
                                                                       INITIAL COSTS           COSTS           CLOSE OF PERIOD
                                                                   ---------------------    CAPITALIZED    ----------------------
                                                     RELATED                    BLDG. &      SUBSEQUENT                   BLDG. &
                                      DESC.       ENCUMBRANCES       LAND       IMPROV.    TO ACQUISITION    LAND         IMPROV.
                                  -----------     ------------     --------    ---------   --------------  --------     ---------
NEW,YORK
Post Toscana                          Apt.              --       15,976                         4,765         16,019          4,722
Post Luminaria                        Apt.              --          366                        20,382            366         20,382

NORTH CAROLINA
Post Uptown Place                     Apt.              --        2,336             --         28,435          2,363         28,408
Post Gateway I & II                   Apt.              --        2,424             --         52,458          3,269         51,613
Post Park at Phillips Place        Mixed Use            --        4,305             --         36,674          4,307         36,672

ARIZONA
Post Roosevelt Sq. I, II & III        Apt.              --        1,920                        49,354          3,480         47,794

TENNESSEE
Post Bennie Dillion                Mixed Use            --           --             --          8,527                         8,527

COLORADO
Post Uptown Square I, II  & III       Apt.              --        2,963            580         94,468          2,963         95,048

MISC. INVESTMENTS                                       --       18,757          4,930         35,457          8,023         51,121
                                                  --------     --------     ----------     ----------     ----------     ----------
TOTAL                                             $465,318     $323,401     $  376,235     $2,079,467     $  349,028     $2,428,952
                                                  ========     ========     ==========     ==========     ==========     ==========




                                                       GROSS AMOUNT
                                                        AT WHICH
                                                        CARRIED
                                                        AT CLOSE
                                                       OF PERIOD
                                                     --------------                                                    DEPRECIABLE
                                                                       ACCUM.         DATE OF               DATE           LIVES
                                          DESC.         TOTAL (1)       DEP.           CONST.             ACQUIRED        YEARS
                                        ---------    -------------    --------      ------------       --------------  -----------
NEW,YORK
Post Toscana                                Apt.            20,741                       01/02(4)           01/02           5 - 40
Post Luminaria                              Apt.            20,748                       03/01(4)           03/01           5 - 40

NORTH CAROLINA
Post Uptown Place                           Apt.            30,771         403           09/98              09/98           5 - 40
Post Gateway I & II                         Apt.            54,882                            (4)                           5 - 40
Post Park at Phillips Place               Mixed Use         40,979       6,396           01/96              11/95           5 - 40

ARIZONA
Post Roosevelt Sq. I, II & III              Apt.            51,274           3           02/99(4)           02/99           5 - 40

TENNESSEE
Post Bennie Dillion                       Mixed Use          8,527         452           07/98              07/98           5 - 40

COLORADO
Post Uptown Square I, II  & III             Apt.            98,011           4           10/97(4)           10/97           5 - 40


MISC. INVESTMENTS                                           59,144      11,394             N/A                N/A           5 - 40
                                                       -----------    --------

TOTAL                                                  $ 2,777,980    $404,274
                                                       ===========    ========


(1) The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,383,405 at December 31, 2001, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2) These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3) Balance includes an allowance for possible loss of $3,700 which was taken in prior years.
(4)      Construction still in process as of December 31, 2001.
(5)      Additional land was acquired for construction of a second phase.
(6) These properties are currently held for sale. If required, the carrying value of the assets has been adjusted based on management's best estimate of the expected proceeds from sales.

A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                       2001                2000                 1999
                                                                    ------------        ------------        ------------
         Real estate investments:
         Balance at beginning of year
         Improvements                                               $  2,827,094        $  2,582,785        $  2,255,074
         Disposition of property                                         211,881             380,856             345,994
         Balance at end of year                                         (260,995)           (136,547)            (18,283)
                                                                    ------------        ------------        ------------
         Accumulated depreciation:                                     2,777,980(a)        2,827,094           2,582,785
                                                                    ============        ============        ============
         Balance at beginning of year
         Depreciation                                                    357,180             303,016             247,148
         Depreciation on disposed property                                76,178              71,113              58,013
         Balance at end of year                                          (29,084)            (16,949)             (2,145)
                                                                    ------------        ------------        ------------
                                                                    $   404,274(b)      $    357,180(b)     $    303,016
                                                                    ============        ============        ============

         (a) Excludes investments in and advances to unconsolidated entities in the amount of $89,692.

         (b) Accumulated depreciation on the balance sheet is net of accumulated depreciation on assets held for sale in the amounts of $11,260 and 12,059, for the years ended December 31, 2001 and 2000, respectively.


                                       Post Properties, Inc.                 88
                                     Post Apartment Homes, L.P.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan

In our opinion, the accompanying statements of net assets available for plan benefits and of changes in net assets available for plan benefits present fairly, in all material respects, the net assets of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan at December 31, 2001 and 2000 and the changes in net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Atlanta, Georgia
March 5, 2001


                                        Post Properties, Inc.                 89
                                     Post Apartment Homes, L.P.

                              POST PROPERTIES, INC.
                 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                    Year Ended December 31,
                                                    -----------------------
                                                       2001         2000
                                                    ---------     ---------
ASSETS
  Receivable from Post Apartment Homes, L.P. ...     $455,119     $473,017

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  Net assets available for plan benefits .......     $455,119     $473,017


                                        Post Properties, Inc.                 90
                                     Post Apartment Homes, L.P.

                              POST PROPERTIES, INC.
                 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                            Year  Ended December 31,
                                                            ------------------------
                                                              2001           2000
                                                            ---------      ---------
NET ASSETS AVAILABLE FOR PLAN BENEFITS, JANUARY 1 .....     $ 473,017      $ 492,698

DEDUCTIONS:

  Purchase of participants' shares ....................      (937,218)      (898,218)
  Payment for payroll taxes on behalf
    of participants ...................................       (50,930)       (69,322)

ADDITIONS:
  Participant contributions ...........................       970,250        947,859
                                                            ---------      ---------

NET ASSETS AVAILABLE FOR PLAN BENEFITS, DECEMBER 31 ...     $ 455,119      $ 473,017
                                                            =========      =========


                                        Post Properties, Inc.                 91
                                     Post Apartment Homes, L.P.

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


                                        Post Properties, Inc.                 92
                                     Post Apartment Homes, L.P.

3. Exhibits

Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrant and are herein incorporated by reference thereto.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

Exhibit
  No.                                                 Description

3.1(a)        --     Articles of Incorporation of the Company
3.2(b)        --     Articles of Amendment to the Articles of Incorporation of the Company.
3.3(c)        --     Articles of Amendment to the Articles of Incorporation of the Company.
3.4(d)        --     Articles of Amendment to the Articles of Incorporation of the Company.
3.5(e)        --     Articles of Amendment to the Articles of Incorporation of the Company.
3.6(a)        --     Bylaws of the Company
4.1(f)        --     Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)        --     First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1(g)       --     Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(g)       --     First Amendment to Second Amended and Restated Partnership Agreement
10.3(g)       --     Second Amendment to Second Amended and Restated Partnership Agreement
10.4(k)       --     Third Amendment to Second Amended and Restated Partnership Agreement
10.5(k)       --     Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(e)       --     Fifth Amendment to the Second Amended and Restated Partnership Agreement
10.7(m)       --     Sixth Amendment to Amended and Restated Partnership Agreement
10.8(h)       --     Employee Stock Plan
10.9(g)       --     Amendment to Employee Stock Plan
10.10(g)      --     Amendment No. 2 to Employee Stock Plan
10.11(g)      --     Amendment No. 3 to Employee Stock Plan
10.12(g)      --     Amendment No. 4 to Employee Stock Plan
10.13(h)      --     Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
10.14(h)      --     Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
10.15(k)      --     Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
                     dated as of June 1, 1998
10.16(k)      --     Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John T.
                     Glover dated as of June 1, 1998
10.17(k)      --     Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and
                     John A. Williams dated June 1, 1998
10.18(k)      --     Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and John
                     T. Glover dated as of June 1, 1998
10.19(e)      --     Option and Transfer Agreement among the Operating Partnership, Post Services, John A. Williams and
                     John T. Glover
10.20(h)      --     Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
10.21(g)      --     Form of officers and directors Indemnification Agreement
10.22(a)      --     Form of Option Agreement to be entered into between the Operating Partnership and the owners of four parcels of undeveloped land
10.23(a)      --     Profit Sharing Plan of the Company
10.24(g)      --     Amendment Number One to Profit Sharing Plan


                                        Post Properties, Inc.                 93
                                     Post Apartment Homes, L.P.

10.25(g)      --     Amendment Number Two to Profit Sharing Plan
10.26(g)      --     Amendment Number Three to Profit Sharing Plan
10.27(g)      --     Amendment Number Four to Profit Sharing Plan
10.28(h)      --     Form of General Partner 1% Exchange Agreement
10.29(i)      --     Employee Stock Purchase Plan
10.30(g)      --     Amendment to Employee Stock Purchase Plan
10.31(i)      --     Amended and Restated Dividend Reinvestment and Stock Purchase Plan
10.32(m)      --     Fifth Amended and Restated Credit Agreement dated as of January 1, 2001 among Post Apartment
                     Homes, L.P., Wachovia Bank of Georgia, N.A., and the banks listed on the signature pages thereto (the
                     "Fifth Credit Agreement")
10.33(l)      --     Deferred Compensation Plan for Directors and Executive Committee Members
10.34         --     Form of Change in Control Agreement and scheduled of executive officers who have entered into such agreement
10.35         --     Form of Change in Control Agreement and schedule of executive officers who have entered into such agreement
10.36         --     Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and John A.
                     Williams dated as of March 25, 2002.
10.37         --     Master Employment agreement between the Company, the Operating Partnership, Post Services, Inc., and John
                     T. Glover dated as of March 22, 2002
21.1          --     List of Subsidiaries
23.1          --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-62243)
23.2          --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-70689)
23.3          --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 33-81772)
23.4          --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-36595)
23.5          --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-47399)
23.6          --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 33-00020)
23.7          --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-94121)
23.8          --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-80427)
23.9          --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-44722)
23.10         --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-42884)
23.11         --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-55994)
23.12         --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-38725)
23.13         --     Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-02374)

------------------

(a) Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b) Filed as an exhibit to the Current Report on Form 8-K, dated as of October 1, 1996, of the Company.
(c) Filed as an exhibit to the Current Report on Form 8-K, dated as of October 28, 1997, of the Company.
(d) Filed as an exhibit to the Current Report on Form 8-K, dated as of February 9, 1998, of the Company.
(e) Filed as an exhibit to the Quarterly Report on Form 10-Q, dated as of November 15, 1999, of the Company.
(f) Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.
(g) Filed as an exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.
(h) Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company.
(i) Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company.
(j) Filed as part of the Registration Statement on Form S-3 (SEC File No. 333-39461) of the Company.
(k) Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998.
(l) Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1999.
(m) Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000.

    (b)   Reports on Form 8-K

          None

                                        Post Properties, Inc.                 94
                                     Post Apartment Homes, L.P.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        POST PROPERTIES, INC.

                        (Registrant)


                        /s/ David P. Stockert
                        --------------------------------------------------------
  March 28, 2002        David P. Stockert, President and Chief Operating Officer
                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                Signature                                           Title                                Date


           /s/ John A. Williams
     -----------------------------          Chairman of the Board, Chief Executive Officer               March 28, 2002
           John A. Williams                 and Director (Principal Executive Officer)


            /s/ John T. Glover
     -----------------------------          Vice Chairman and Director                                   March 28, 2002
            John T. Glover


           /s/ R. Gregory Fox
     -----------------------------          Executive Vice President and Chief Financial Officer         March 28, 2002
           R. Gregory Fox                   (Principal Financial Officer)


            /s/ Arthur J. Quirk
     -----------------------------          Chief Accounting Officer                                     March 28, 2002
            Arthur J. Quirk                 (Principal Accounting Officer)


          /s/ Robert Anderson
     -----------------------------          Director                                                     March 28, 2002
           Robert Anderson


          /s/ Arthur M. Blank
     -----------------------------          Director                                                     March 28, 2002
           Arthur M. Blank


          /s/ Herschel M. Bloom
     -----------------------------          Director                                                     March 28, 2002
          Herschel M. Bloom


           /s/ Russell R. French
     -----------------------------          Director                                                     March 28, 2002
          Russell R. French


           /s/ Charles E. Rice
     -----------------------------          Director                                                     March 28, 2002
           Charles E. Rice


           /s/ Ronald de Waal
     -----------------------------          Director                                                     March 28, 2002
           Ronald de Waal


                                        Post Properties, Inc.                 95
                                     Post Apartment Homes, L.P.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              POST APARTMENT HOMES, L.P.
                              By: Post G.P. Holdings, Inc., as General Partner


                        /s/ David P. Stockert
                        --------------------------------------------------------
  March 28, 2002        David P. Stockert, President and Chief Operating Officer
                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                                     Title                                  Date


         /s/ John A. Williams
     -----------------------------          Chairman of the Board and Chief Executive Officer
         John A. Williams


        /s/ John T. Glover
     -----------------------------          Vice Chairman                                                March 28, 2002
          John T. Glover


          /s/ R. Gregory Fox
     -----------------------------          Executive Vice President and Chief Financial Officer         March 28, 2002
          R. Gregory Fox                    (Principal Financial Officer)


           /s/ Arthur J. Quirk
     -----------------------------          Chief Accounting Officer                                     March 28, 2002
           Arthur J. Quirk                  (Principal Accounting Officer)


          /s/ Robert Anderson
     -----------------------------          Director                                                     March 28, 2002
          Robert Anderson


           /s/ Arthur M. Blank
     -----------------------------          Director                                                     March 28, 2002
           Arthur M. Blank


          /s/ Herschel M. Bloom
     -----------------------------          Director                                                     March 28, 2002
          Herschel M. Bloom


          /s/ Russell R. French
     -----------------------------          Director                                                     March 28, 2002
          Russell R. French


           /s/ Charles E. Rice
     -----------------------------          Director                                                     March 28, 2002
          Charles E. Rice


           /s/ Ronald de Waal
     -----------------------------          Director                                                     March 28, 2002
           Ronald de Waal


                                        Post Properties, Inc.                 96
                                     Post Apartment Homes, L.P.