Form 10-Q
period 2002-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2002-05-15
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission file numbers 1-12080 and 0-28226

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

(Exact name of registrant as specified in its charter)

Georgia Georgia (State or other jurisdiction of incorporation or organization)	58-1550675 58-2053632 (I.R.S. Employer Identification No.)

4401 Northside Parkway, Suite 800, Atlanta, Georgia 30327
(Address of principal executive offices — zip code)

(404) 846-5000
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Post Properties, Inc.	Yes	☒	No	☐

Post Apartment Homes, L.P.	Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

                                       36,905,017 shares of common stock outstanding as of May 13, 2002 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

INDEX

			Page
Part I	FINANCIAL INFORMATION

	Item 1	Financial Statements

	POST PROPERTIES, INC.

	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001		1

	Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001		2

	Consolidated Statement of Shareholders’ Equity and Accumulated Earnings for the three months ended March 31, 2002		3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001		4

	Notes to Consolidated Financial Statements		5

	POST APARTMENT HOMES, L.P.

	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001		12

	Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001		13

	Consolidated Statement of Shareholders’ Equity and Accumulated Earnings for the three months ended March 31, 2002		14

	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001		15

	Notes to Consolidated Financial Statements		16

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

	Item 3	Quantitative and Qualitative	37

Part II	OTHER INFORMATION		38

	Item 1	Legal proceedings

	Item 2	Changes in Securities and Use of Proceeds

	Item 3	Defaults Upon Senior Securities

	Item 4	Submission of matters to a Vote of Security-Holder

	Item 5	Other Information

	Item 6	Exhibits and Reports on Form 8-K

	Signatures		39

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

Assets

Real estate assets

Land	$270,050	$277,146

Building and improvements	1,853,237	1,794,658

Furniture, fixtures and equipment	225,272	212,390

Construction in progress	294,020	419,449

Investments in and advances to unconsolidated real estate entities	107,209	89,692

Land held for future development	24,701	23,658

	2,774,489	2,816,993

Less: accumulated depreciation	(389,136)	(393,014)

Assets held for sale	91,451	39,419

Total real estate assets	2,476,804	2,463,398

Cash and cash equivalents	9,351	4,803

Restricted cash	1,222	1,315

Deferred charges, net	17,440	18,203

Other assets	58,330	50,632

Total assets	$2,563,147	$2,538,351

Liabilities and shareholders’ equity

Notes payable	$1,379,276	$1,336,520

Accrued interest payable	17,426	9,660

Dividend and distribution payable	33,245	33,208

Accounts payable and accrued expenses	60,233	72,277

Security deposits and prepaid rents	8,641	9,016

Total liabilities	1,498,821	1,460,681

Minority interest of preferred unitholders in Operating Partnership	70,000	70,000

Minority interest of common unitholders in Operating Partnership	104,247	106,153

Commitments and contingencies	—	—

Shareholders’ equity

Preferred stock, $.01 par value, 20,000,000 authorized:

8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	9	9

7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20

7 5/8% Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20

Common stock, $.01 par value, 100,000,000 authorized:

39,738,727 and 39,676,204 shares issued, 36,967,365 and 36,856,559 shares outstanding at March 31, 2002 and December 31, 2001, respectively	396	396

Additional paid-in capital	996,343	1,010,954

Accumulated earnings	—	—

Accumulated other comprehensive income	(3,931)	(5,864)

Deferred compensation	(873)	(445)

	991,984	1,005,090

Less common stock in treasury, at cost, 2,771,362 shares and 2,819,645 shares at March 31, 2002 and December 31, 2001, respectively	(101,905)	(103,573)

Total shareholders’ equity	890,079	901,517

Total liabilities and shareholders’ equity	$2,563,147	$2,538,351

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues

Rental	$82,795	$91,028

Interest	406	484

Other	2,925	3,519

Third party services	—	3,606

Total revenues	86,126	98,637

Expenses

Property operating and maintenance (exclusive of items shown separately below)	34,270	33,967

Depreciation expense	20,904	17,023

Interest	13,638	14,062

Amortization of deferred loan costs	555	452

General and administrative	3,868	3,402

Minority interest in consolidated property partnerships	(482)	(281)

Third party services	—	3,200

Total expenses	72,753	71,825

Income from continuing operations before gains on property sales and minority interest	13,373	26,812

Gains on property sales	13,275	111

Minority interest of preferred unitholders	(1,400)	(1,400)

Minority interest of common unitholders	(2,695)	(2,652)

Income from continuing operations	22,553	22,871

Discontinued Operations

Income from discontinued operations, net of minority interest	1,198	577

Reserve for losses on properties held for sale, net of minority interest	(6,731)	—

Income (loss) from discontinued operations	(5,533)	577

Income before cumulative effect of accounting change	17,020	23,448

Cumulative effect of accounting change, net of minority interest	—	(613)

Net income	17,020	22,835

Dividends to preferred shareholders	(2,862)	(2,969)

Net income available to common shareholders	$14,158	$19,866

Earnings per common share — basic

Income from continuing operations (net of preferred dividends)	$0.53	$0.51

Income (loss) from discontinued operations	(0.15)	0.02

Income before cumulative effect of accounting change (net of preferred dividends)	0.38	0.53

Cumulative effect of accounting change, net of minority interest	—	(0.02)

Net income available to common shareholders	$0.38	$0.51

Weighted average common shares outstanding — basic	36,938	38,848

Earnings per common share — diluted

Income from continuing operations (net of preferred dividends)	$0.53	$0.51

Income (loss) from discontinued operations	(0.15)	0.02

Income before cumulative effect of accounting change (net of preferred dividends)	0.38	0.53

Cumulative effect of accounting change, net of minority interest	—	(0.02)

Net income available to common shareholders	$0.38	$0.51

Weighted average common shares outstanding — diluted	37,049	39,108

Dividends Declared	$0.78	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2001	$49	$396	$1,010,954	$—	$(5,864)	$(445)	$(103,573)	$901,517

Comprehensive income

Net income	—	—	—	17,020	—	—	—	17,020

Net change in derivative value, net of minority interest	—	—	—	—	1,933	—	—	1,933

Total comprehensive income								18,953

Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	—	—	(118)	—	—	—	1,143	1,025

Adjustment for minority interest of unitholders in Operating Partnership at dates of capital transactions	—	—	115	—	—	—	—	115

Restricted stock issuances, net of forfeitures	—	—	(29)	—	—	(496)	525	—

Amortization of deferred compensation	—	—	—	—	—	68	—	68

Dividends to preferred shareholders	—	—	—	(2,862)	—	—	—	(2,862)

Dividends to common shareholders	—	—	(14,579)	(14,158)	—	—	—	(28,737)

Shareholders’ Equity and Accumulated Earnings, March 31, 2002	$49	$396	$996,343	$—	$(3,931)	$(873)	$(101,905)	$890,079

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows From Operating Activities

Net income	$17,020	$22,835

Adjustments to reconcile net income to net cash provided by operating activities:

Net gain on sale of assets	(13,275)	(111)

Reserve for losses on properties held for sale, net of minority interest	6,731	—

Minority interest of preferred unitholders in Operating Partnership	1,400	1,400

Minority interest of common unitholders in Operating Partnership	2,695	2,652

Minority interest in discontinued operations	164	77

Minority interest in cumulative accounting change	—	(82)

Equity in loss of unconsolidated entities	343	—

Depreciation	20,904	17,888

Amortization of deferred loan costs	555	455

Changes in assets, (increase) decrease in:

Restricted cash	93	(4)

Other assets	(7,980)	(6,169)

Deferred charges	(894)	(814)

Changes in liabilities, increase (decrease) in:

Accrued interest payable	7,766	7,854

Accounts payable and accrued expenses	(8,792)	(9,523)

Security deposits and prepaid rents	(375)	473

Net cash provided by operating activities	26,355	36,931

Cash Flows From Investing Activities

Construction and acquisition of real estate assets, net of payables	(44,702)	(65,165)

Net proceeds from sale of assets	41,393	—

Capitalized interest	(4,433)	(5,948)

Recurring capital expenditures	(1,879)	(2,626)

Corporate additions and improvements	(279)	(511)

Non-recurring capital expenditures	(547)	(322)

Revenue generating capital expenditures	(327)	(1,102)

Investment in and advances to unconsolidated entities	(17,860)	—

Net cash used in investing activities	(28,634)	(75,674)

Cash Flows From Financing Activities

Debt proceeds	43,336	130,000

Payment of financing costs	—	(300)

Debt payments	(580)	(53,355)

Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	1,025	7,555

Treasury stock acquisitions	—	(11,755)

Distributions to preferred unitholders	(1,400)	(1,400)

Distributions to common unitholders	(3,993)	(3,937)

Dividends paid to preferred shareholders	(2,862)	(2,969)

Dividends paid to common shareholders	(28,699)	(29,529)

Net cash provided by financing activities	6,827	34,310

Net increase (decrease) in cash and cash equivalents	4,548	(4,433)

Cash and cash equivalents, beginning of period	4,803	7,459

Cash and cash equivalents, end of period	$9,351	$3,026

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

1.	ORGANIZATION AND FORMATION OF THE COMPANY

Organization and Formation of the Company

Post Properties, Inc. (the “Company” or “PPI”) through its majority owned subsidiary, Post Apartment Homes, L.P. (the “Operating Partnership”) currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Washington, D.C., Virginia, Nashville, Houston, Austin, Phoenix, Denver, Pasadena, New York City and Charlotte metropolitan areas. At March 31, 2002, approximately 51.6%, 21.0% and 9.9% (on a unit basis) of the Company’s communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company elected to be taxed as a real estate investment trust (“REIT”) for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted’s accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commissions. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the current year's financial statement presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 requires that real estate assets held for investment be measured at the lower of their carrying amount or fair value and real estate assets held for sale be measured at the lower of their carrying amount or their fair value less costs to sell.

As part of its on-going financing strategy, the Company is actively engaged in a real estate asset sale program. The proceeds from real estate asset sales are primarily used to fund the construction of new apartment communities. The Company designates and classifies real estate assets as held for sale when its internal investment committee approves the sale and the Company has commenced an active program to sell the assets. The Company generally expects to sell the assets held for sale within six to twelve months from the date an active sales program commences. SFAS No. 144 requires the operating results, real estate assets held for sale on or after January 1, 2002 be reflected as discontinued operations in the accompanying statement of operations. The real estate assets held for sale are presented separately in the consolidated balance sheets. Subsequent to this classification, no further depreciation is recorded on the assets.

In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations. The operating results of real estate assets held for sale at December 31, 2001 are included in continuing operations. Subsequent to the date that all real estate assets held for sale at December 31, 2001 are sold, the operating results of all real estate assets held for sale will be reflected as discontinued operations in the consolidated statement of operations. Also under the implementation provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of real estate assets designated and classified as held for sale after January 1, 2002 are included in discontinued operations. All subsequent gains or additional losses on the sale of these assets will also be included in discontinued operations. The gains or losses on the sale of real estate assets held for sale at December 31, 2001 are included in continuing operations. Subsequent to the date that all real estate assets held for sale at December 31, 2001 are sold, all gains and losses from real estate assets held for sale and subsequently sold will be reflected as discontinued operations.

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will potentially cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 if effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard established accounting and reporting standards for derivative and hedging activities and required the Company to recognize all derivative financial instruments on its balance sheet at fair value. Upon the adoption of SFAS No. 133, the Company recorded a net transition loss of $613, net of minority interest, relating to the write down of the book value of its interest rate cap agreements to their fair value. This loss was reflected as a cumulative effect of accounting change in the consolidated statement of operations for the three months ended March 31, 2001.

At March 31, 2002, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the three months ended March 31, 2002, the Company recorded the unrealized net gain of $1,933, net of minority interest, on these cash flow hedges as an increase in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in the statement of operations for the three months ended March 31, 2002. This charge against earnings during the period and the fair value of the interest rate cap agreements as of March 31, 2002 were not significant to the Company’s financial position or results of operations. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $939.

3.	NOTES PAYABLE

At March 31, 2002 and December 31, 2001, the Company’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date(1)	2002	2001

Senior Notes (Unsecured)

Senior Notes	Int	6.71% - 7.70%		2003-2010	$360,000	$360,000

Medium Term Notes	Int	6.69% - 8.12%	(2)	2004-2015	323,000	323,000

Northwestern Mutual Life	Int	8.37%		2002	20,000	20,000

					703,000	703,000

Unsecured Lines of Credit & Other

Revolver	N/A	LIBOR + 0.85%	(3)	2004	195,000	155,000

Cash Management Line	N/A	LIBOR + 0.85%		2003	14,538	11,202

Other	N/A	5.00%	(4)	2021	2,000	2,000

					211,538	168,202

Conventional Fixed Rate (Secured)

FNMA	Prin. and Int	6.975%	(5)	2029	102,200	102,200

Northwestern Mutual Life	Prin. and Int	7.69%		2007	50,327	50,527

Northwestern Mutual Life	Prin. and Int	6.50%	(6)	2009	47,431	47,681

Northwestern Mutual Life	Prin. and Int	7.69%		2007	28,147	28,268

Parkwood Townhomes TM	Prin. and Int	7.375%		2014	753	762

					228,858	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int	1.27%	(7)	2025	235,880	235,880

Total					$1,379,276	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At March 31, 2002, the outstanding balance of the Revolver consisted of “money market” and LIBOR based loans with an average interest rate of 2.67%. The Revolver has a total capacity of $320 million.

(4)	This loan is interest free for the first three years, with interest at 5.00% thereafter.

(5)	In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(6)	This note bears interest at 6.50% with an effective rate of 7.30%.

(7)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at March 31, 2002 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

During the first quarter of 2002, the Company renewed its Cash Management Line. This line of credit has a maximum borrowing capacity of $20,000, bears interest at LIBOR + 0.75% and matures on February 12, 2003.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

At March 31, 2002, the Company also had in place an additional $185,000 line of credit facility for general corporate purposes. This credit facility was renewed on April 22, 2002 with a borrowing capacity of $125,000. This line bears interest at LIBOR plus 0.90% and matures in April 2003. There were no outstanding borrowings under this facility at March 31, 2002.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

2002	$22,787

2003	103,616

2004	26,889

2005	204,183

2006	79,499

Thereafter	732,764

$1,169,738

(1)	Excludes outstanding balances on lines of credit.

4.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

In 2001, the Company contributed two apartment communities under development in Atlanta, Georgia and one apartment community in Pasadena, California to individual limited liability companies (the “Property LLCs”) with an institutional investor. The Company holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $144,000 is being funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company. No gain or loss was recognized on the Company’s contribution to the Property LLCs. The Company provides real estate services (development, construction and property management) to the Property LLCs. The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $3,291 at March 31, 2002. This excess investment will primarily be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
	2002	2001

Real estate assets, net	$128,715	$115,664

Cash and other	956	533

Total assets	$129,671	$116,197

Construction notes payable to Company	$94,712	$77,019

Other liabilities	8,652	11,892

Total liabilities	103,364	88,911

Members’ equity	26,307	27,286

Total liabilities and members’ equity	$129,671	$116,197

Company’s equity investment	$12,498	$12,673

Company’s share of construction notes payable	$33,149	$26,957

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Revenue	$403	—

Expenses	(1,382)	—

Net loss	$(979)	—

Company’s share of net loss	$(343)	—

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

At March 31, 2002, all of the apartment communities had commenced initial rental operations. The Company’s share of the net loss from these investments is included in other revenue in the accompanying consolidated financial statements.

The Company has committed construction financing to the Property LLCs totaling $111,271 ($94,712 funded at March 31, 2002). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from February 2003 to February 2004 and are expected to be repaid from the proceeds of permanent project financings.

As part of the development and construction services agreements entered into between the Company and the Property LLCs, the Company guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $14,000). At March 31, 2002, the Company’s estimated obligations under the agreements total approximately $900. If the Company is unsuccessful in mitigating these estimated costs, the Company will be required to fund the amounts to the Property LLCs. Any amounts funded will be accounted for as part of the Company’s investment in the Property LLCs. Additionally, under these agreements, the Company is subject to project completion requirements, as defined. At March 31, 2002, the Company believes that it will meet the completion date requirements and not be subject to any additional costs.

In May 2002, the Company formed a fourth Property LLC with the same institutional investor through the contribution of an apartment community under development in Washington, DC. The terms of this Property LLC are substantially similar to the arrangements discussed above. The total estimated development costs of the apartment community are approximately $70,900 and the Company has committed construction financing to the Property LLC totaling $56,700. The Company guaranteed the maximum total amount for certain cost categories up to an aggregate limit of $5,200 under the development and construction services agreements between the Company and the Property LLC.

5.	REAL ESTATE ASSETS HELD FOR SALE

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At March 31, 2002, the Company has classified four apartment communities, six tracts of land and one commercial property as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $91,451 which represents the lower of cost or fair value less costs to sell. The Company expects the sale of these assets to occur in 2002.

In the three months ended March 31, 2002, the Company designated and classified four apartment communities and one commercial property as held for sale. As discussed in Note 2 under SFAS No. 144, the Company recorded write-downs to fair value less costs to sell of $7,652 ($6,731 net of minority interest) on certain of these assets. These losses are reflected in discontinued operations in the consolidated statement of operations. Additionally, the operating results from these properties are included in discontinued operations for both the current and prior periods.

In the three months ended March 31, 2002, the Company sold two apartment communities containing 540 units and one commercial property for net proceeds of approximately $41,393. The communities sold were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net gains of approximately $13,275. As these assets were accounted for as held for sale assets at December 31, 2001, the net gains and operating results from these assets were included in continuing operations (see Note 2). For the three months ended March 31, 2002 and 2001, the consolidated statement of operations include net income of $366 and $830, respectively from these two communities and one commercial property held for sale at December 31, 2001. For the three months ended March 31, 2001, net income reflected above includes depreciation expense of $207.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

6.	EARNINGS PER SHARE

For the three months ended March 31, 2002 and 2001, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended
	March 31,

	2002	2001

Basic and diluted income from continuing operations available to common shareholders (numerator):

Income from continuing operations	$22,553	$22,871

Less: Preferred stock dividends	(2,862)	(2,969)

Income from continuing operations available to common shareholders	$19,691	$19,902

Common shares (denominator):

Weighted average shares outstanding — basic	36,938	38,848

Incremental shares from assumed conversion of options	111	260

Weighted average shares outstanding — diluted	37,049	39,108

7.	SEGMENT INFORMATION

Segment Description

In accordance with SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information,” the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Company’s chief operating decision makers to manage the business.

The Company’s chief operating decision makers focus on the Company’s primary sources of income from property rental operations. Property rental operations are broken down into four segments based on the various stages in the property ownership lifecycle. These segments are described below. All other ancillary service and support operations are aggregated in the accompanying segment information.

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2001 – communities which reached stabilized occupancy in the prior year.

•	Development and lease up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the current or prior year and not reflected as discontinued operations (see Note 2).

Segment Performance Measure

Management uses contribution to funds from operations (“FFO”) as the performance measure for its segments. FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common shareholders determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and FFO together with a reconciliation of segment contribution to FFO, total FFO and income from continuing operations. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	2002	2001

Revenues

Fully stabilized communities	$68,271	$72,845

Communities stabilized during 2001	5,331	3,673

Development and lease-up communities	8,023	5,190

Sold communities	736	9,319

Other	3,765	7,610

Consolidated revenues	$86,126	$98,637

Contribution to Funds from Operations

Fully stabilized communities	$44,936	$50,247

Communities stabilized during 2001	3,437	2,017

Development and lease-up communities	4,361	2,925

Sold communities	366	6,107

Other	—	406

Contribution to FFO	53,100	61,702

Other operating income, net of expense	(1,996)	(725)

Depreciation on non-real estate assets	(467)	(654)

Minority interest in consolidated property partnerships	482	281

Interest expense	(13,638)	(14,062)

Amortization of deferred loan costs	(555)	(452)

General and administrative expense	(3,868)	(3,402)

Dividends to preferred shareholders	(2,862)	(2,969)

Total FFO	30,196	39,719

Depreciation on real estate assets	(19,723)	(16,622)

Gain on property sales — continuing operations	13,275	111

Minority interest of common unitholders in Operating Partnership	(2,695)	(2,652)

Income from discontinued operations	(1,362)	(654)

Dividends to preferred shareholders	2,862	2,969

Income from continuing operations	$22,553	$22,871

8.	PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, the Company recorded a charge based on management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. As part of the charge, the Company established approximately $3,632 of accrued liabilities, primarily related to employee severance costs. These amounts are expected to be paid in 2002. The following table summarizes the activity relating to the accrued charges during the three months ended March 31, 2002.

Accrued severance and other charges, December 31, 2001	$3,632

Payments through March 31, 2002	(1,430)

Accrued severance and other charges, March 31, 2002	$2,202

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Company, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001. In the first quarter of 2002, the Company received principal payments representing approximately 22% of the outstanding note balance. As these payments constitute adequate initial principal payments under the notes, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $3,100 at March 31, 2002) and to remove the net assets and liabilities of the former PLG from the Company’s financial statements. No further gain or loss was recognized in the first quarter of 2002.

The Company also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% by the Company. Through March 31, 2002, the Company has not received adequate initial principal payment under the notes receivable, therefore, full sales recognition for this transaction continues to be deferred. A deferred gain of approximately $591 will be recorded on this transaction when conditions for full sales recognition, primarily the receipt of an adequate down payment on the notes, are met (expected later in 2002).

During the first quarter of 2002, the Company agreed to transfer certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC in exchange for $100 and Oxford Properties’ assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties has the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties has also agreed to employee 28 former Company and Post Construction Services employees. As a result, the Company will not be responsible for costs that would otherwise result from winding up third party construction business. The Company recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties, LLC is an entity owned by former officers of the Company and by the son of the Company’s chairman and chief executive officer, John A. Williams. Mr. Williams does not own any of the outstanding equity interests in Oxford Properties and he will not have any management role in Oxford Properties.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 2002 and 2001 were as follows:

During the three months ended March 31, 2001, holders of 2,600 units in the Operating partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholder’s equity the amounts of $115 and $390 for the three months ended March 31, 2002 and 2001, respectively.

10.	STOCK BASED COMPENSATION PLAN

During the first quarter of 2002, the Company granted 15,353 shares of restricted stock to company officers. The restricted shares vest ratably over a three-year period. The total value of the restricted share grant was initially reflected in shareholders’ equity as additional capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

Assets

Real estate assets

Land	$270,050	$277,146

Building and improvements	1,853,237	1,794,658

Furniture, fixtures and equipment	225,272	212,390

Construction in progress	294,020	419,449

Investments in and advances to unconsolidated real estate entities	107,209	89,692

Land held for future development	24,701	23,658

	2,774,489	2,816,993

Less: accumulated depreciation	(389,136)	(393,014)

Assets held for sale	91,451	39,419

Total real estate assets	2,476,804	2,463,398

Cash and cash equivalents	9,351	4,803

Restricted cash	1,222	1,315

Deferred charges, net	17,440	18,203

Other assets	58,330	50,632

Total assets	$2,563,147	$2,538,351

Liabilities and partners’ equity

Notes payable	$1,379,276	$1,336,520

Accrued interest payable	17,426	9,660

Dividend and distribution payable	33,245	33,208

Accounts payable and accrued expenses	60,233	72,277

Security deposits and prepaid rents	8,641	9,016

Total liabilities	1,498,821	1,460,681

Commitments and contingencies	—	—

Partner’s equity
Preferred units	215,000	215,000

Common units
General partner	9,722	9,877

Limited partners	844,051	859,438

Accumulated other comprehensive income	(4,447)	(6,645)

Total partners’ equity	1,064,326	1,077,670

Total liabilities and partners’ equity	$2,563,147	$2,538,351

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues

Rental	$82,795	$91,028

Interest	406	484

Other	2,925	3,519

Third party services	—	3,606

Total revenues	86,126	98,637

Expenses

Property operating and maintenance (exclusive of items shown separately below)	34,270	33,967

Depreciation expense	20,904	17,023

Interest	13,638	14,062

Amortization of deferred loan costs	555	452

General and administrative	3,868	3,402

Minority interest in consolidated property partnerships	(482)	(281)

Third party services	—	3,200

Total expenses	72,753	71,825

Income from continuing operations before gains on property sales	13,373	26,812

Gains on property sales	13,275	111

Income from continuing operations	26,648	26,923

Discontinued Operations

Income from discontinued operations	1,362	654

Reserve for losses on properties held for sale	(7,652)	—

Income (loss) from discontinued operations	(6,290)	654

Income before cumulative effect of accounting change	20,358	27,577

Cumulative effect of accounting change	—	(695)

Net income	20,358	26,882

Distributions to preferred unitholders	(4,262)	(4,369)

Net income available to common unitholders	$16,096	$22,513

Earnings per common unit — basic

Income from continuing operations (net of preferred distributions)	$0.53	$0.51

Income (loss) from discontinued operations	(0.15)	0.02

Income before cumulative effect of accounting change (net of preferred distributions)	0.38	0.53

Cumulative effect of accounting change	—	(0.02)

Net income available to common unitholders	$0.38	$0.51

Weighted average common units outstanding — basic	41,994	44,028

Earnings per common unit — diluted

Income from continuing operations (net of preferred distributions)	$0.53	$0.51

Income (loss) from discontinued operations	(0.15)	0.02

Income before cumulative effect of accounting change (net of preferred distributions)	0.38	0.53

Cumulative effect of accounting change	—	(0.02)

Net income available to common unitholders	$0.38	$0.51

Weighted average common units outstanding — diluted	42,166	44,288

Distributions declared	$0.78	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

		Common Units		Accumulated
				Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income	Total

Partners’ Equity, December 31, 2001	$215,000	$9,877	$859,438	$(6,645)	$1,077,670

Comprehensive income

Net income	4,262	161	15,935	—	20,358

Net change in derivative value	—	—	—	2,198	2,198

Total comprehensive income					22,556

Contributions from the Company related to Dividend Reinvestment and Employee Stock Purchase Plans	—	10	1,015	—	1,025

Distributions to preferred Unitholders	(4,262)	—	—	—	(4,262)

Distributions to common Unitholders	—	(327)	(32,404)	—	(32,731)

Contributions from the Company related to shares issued for restricted stock, net deferred compensation	—	1	67	—	68

Partners’ Equity, March 31, 2002	$215,000	$9,722	$844,051	$(4,447)	$1,064,326

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows From Operating Activities

Net income	$20,358	$26,882

Adjustments to reconcile net income to net cash provided by operating activities:

Net gain on sale of assets	(13,275)	(111)

Reserve for losses on properties held for sale	7,652	—

Equity in loss of unconsolidated real estate entities	343	—

Depreciation	20,904	17,888

Amortization of deferred loan costs	555	455

Changes in assets, (increase) decrease in:

Restricted cash	93	(4)

Other assets	(7,980)	(6,169)

Deferred charges	(894)	(814)

Changes in liabilities, increase (decrease) in:

Accrued interest payable	7,766	7,854

Accounts payable and accrued expenses	(8,792)	(9,523)

Security deposits and prepaid rents	(375)	473

Net cash provided by operating activities	26,355	36,931

Cash Flows From Investing Activities

Construction and acquisition of real estate assets, net of payables	(44,702)	(65,165)

Net proceeds from sale of assets	41,393	—

Capitalized interest	(4,433)	(5,948)

Recurring capital expenditures	(1,879)	(2,626)

Corporate additions and improvements	(279)	(511)

Non-recurring capital expenditures	(547)	(322)

Revenue generating capital expenditures	(327)	(1,102)

Investment in and advances to unconsolidated entities	(17,860)	—

Net cash used in investing activities	(28,634)	(75,674)

Cash Flows From Financing Activities

Debt proceeds	43,336	130,000

Payment of financing costs	—	(300)

Debt payments	(580)	(53,355)

Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	1,025	7,555

Purchase of units	—	(11,755)

Distributions to preferred unitholders	(4,262)	(4,369)

Distributions to common unitholders	(32,692)	(33,466)

Net cash provided by financing activities	6,827	34,310

Net increase (decrease) in cash and cash equivalents	4,548	(4,433)

Cash and cash equivalents, beginning of period	4,803	7,459

Cash and cash equivalents, end of period	$9,351	$3,026

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

1.	ORGANIZATION AND FORMATION OF THE COMPANY

Organization and Formation of the Company
Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for its general partner, Post Properties, Inc. (the “Company” or “PPI”). The Operating Partnership, through its operating divisions and subsidiaries, is the entity through which all of the Company’s operations are conducted. At March 31, 2002, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 88.0% of the common units in the Operating Partnership (“Common Units”) and 63.6% of the Perpetual Preferred Partnership Units (“Preferred Units”). As the sole general partner, the Company holds approximately 1% of the common units in the Operating Partnership. The other limited partners of the Operating Partnership, who hold Common Units, are those persons (including certain officers and directors of the Company) who, at the time of Initial Offering, elected to hold all or a portion of the their interest in the form of Common Units rather than receiving shares of Company common stock. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connections with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Common Stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

The Company elected to be taxed as a real estate investment trust (“REIT”) for Federal income tax purposes beginning with the year ended December 31, 1993. A REIT is a legal entity that holds real estate interest and, through payments of dividends to shareholder, in practical effect is not subject to Federal income taxes at the corporate level.

The Operating partnership currently owns and manages or in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Washington, D.C., Virginia, Nashville, Houston, Austin, Phoenix, Denver, Pasadena, New York City and Charlotte metropolitan areas. At March 31, 2002, approximately 51.6%, 21.0% and 9.9% (on a unit basis) of the Operating Partnership’s communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchanges Commissions. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with Operating Partnership’s audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the current year’s financial statement presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Operating Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 requires that real estate assets held for investment be measured at the lower of their carrying amount or fair value and real estate assets held for sale be measured at the lower of their carrying amount or their fair value less costs to sell.

As part of its on-going financing strategy, the Operating Partnership is actively engaged in a real estate asset sale program. The proceeds from real estate asset sales are used primarily to fund the construction of new apartment communities. The Operating Partnership designates and classifies real estate assets as held for sale when its internal investment committee approves the sale and the Operating Partnership has commenced an active program to sell the assets. The Operating Partnership generally expects to sell the assets held for sale within six to twelve months from the date an active sales program commences. SFAS No. 144 requires the operating results of real estate assets held for sale on or after January 1, 2002 be reflected as discontinued operations in the accompanying statement of operations. The real estate assets held for sale are presented

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

separately in the consolidated balance sheets. Subsequent to this classification, no further depreciation is recorded on the assets.

In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations. The operating results of real estate assets held for sale at December 31, 2001 are included in continuing operations. Subsequent to the date that all real estate assets held for sale at December 31, 2001 are sold, the operating results of all real estate assets held for sale will be reflected as discontinued operations in the consolidated statement of operations. Also under the implementation provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of real estate assets designated and classified as held for sale after January 1, 2002 are included in discontinued operations. The subsequent gains or losses on the sale of these assets will also be included in discontinued operations. The gains or losses on the sale of real estate assets held for sale at December 31, 2001 are included in continuing operations. Subsequent to the date that all real estate assets held for sale at December 31, 2001 are sold, all gains and losses from real estate assets held for sale and subsequently sold will be reflected as discontinued operations.

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will potentially cause the Operating Partnership to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

On January 1, 2001, the Operating Partnership adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard established accounting and reporting standards for derivative and hedging activities and required the Operating Partnership to recognize all derivative financial instruments on its balance sheet at fair value. Upon the adoption of SFAS No. 133, the Operating Partnership recorded a net transition loss of $695, relating to the write down of the book value of its interest rate cap agreements to their fair value. This loss was reflected as a cumulative effect of accounting change in the consolidated statement of operations for the three months ended March 31, 2001.

At March 31, 2002, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the three months ended March 31, 2002, the Operating Partnership recorded the unrealized net gain of $2,198 on these cash flow hedges as an increase in accumulated other comprehensive income, a partners’ equity account, in the accompanying consolidated balance sheet. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in the its statement of operations for the three months ended March 31, 2002. This charge against earnings during the period and the fair value of the interest rate cap agreements as of March 31, 2002 were not significant to the Operating Partnership’s financial position or results of operations. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $939.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

3.	NOTES PAYABLE

At March 31, 2002 and December 31, 2001, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date(1)	2002	2001

Senior Notes (Unsecured)

Senior Notes	Int.	6.71% - 7.70%		2003-2010	$360,000	$360,000

Medium Term Notes	Int.	6.69% - 8.12%	(2)	2004-2015	323,000	323,000

Northwestern Mutual Life	Int.	8.37%		2002	20,000	20,000

					703,000	703,000

Unsecured Lines of Credit & Other

Revolver	N/A	LIBOR + 0.85%	(3)	2004	195,000	155,000

Cash Management Line	N/A	LIBOR + 0.75%		2003	14,538	11,202

Other	N/A	5.00%	(4)	2021	2,000	2,000

					211,538	168,202

Conventional Fixed Rate (Secured)

FNMA	Prin. and Int.	6.975%	(5)	2029	102,200	102,200

Northwestern Mutual Life	Prin. and Int.	7.69%		2007	50,327	50,527

Northwestern Mutual Life	Prin. and Int.	6.50%	(6)	2009	47,431	47,681

Northwestern Mutual Life	Prin. and Int.	7.69%		2007	28,147	28,268

Parkwood TownhomesTM	Prin. and Int.	7.375%		2014	753	762

					228,858	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.27%	(7)	2025	235,880	235,880

Total					$1,379,276	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At March 31, 2002, the outstanding balance of the Revolver consisted of “money market” and LIBOR based loans with an average interest rate of 2.67%. The Revolver has a total capacity of $320 million.

(4)	This loan is interest free for the first three years, with interest at 5.00% thereafter.

(5)	In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(6)	This note bears interest at 6.50% with an effective rate of 7.30%.

(7)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at March 31, 2002 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

During the first quarter of 2002, the Operating Partnership renewed its Cash Management Line. This line of credit has a maximum borrowing capacity of $20,000, bears interest at LIBOR + 0.75% and matures on February 12, 2003.

At March 31, 2002, the Operating Partnership also had in place an additional $185,000 line of credit facility for general corporate purposes. This credit facility was renewed on April 22, 2002 with a borrowing capacity of $125,000. This line bears interest at LIBOR plus 0.90% and matures in April 2003. There were no outstanding borrowings under this facility at March 31, 2002.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

2002	$22,787

2003	103,616

2004	26,889

2005	204,183

2006	79,499

Thereafter	732,764

$1,169,738

(1)	Excludes outstanding balances on lines of credit.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

4.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

In 2001, the Operating Partnership contributed two apartment communities under development in Atlanta, Georgia and one apartment community in Pasadena, California to individual limited liability companies (the “Property LLCs”) with an institutional investor. The Company holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $144,000 is being funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company. No gain or loss was recognized on the Company’s contribution to the Property LLCs. The Company provides real estate services (development, construction and property management) to the Property LLCs. The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $3,291 at March 31, 2002. This excess investment will primarily be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
	2002	2001

Real estate assets, net	$128,715	$115,664

Cash and other	956	533

Total assets	$129,671	$116,197

Construction notes payable to Operating Partnership	$94,712	$77,019

Other liabilities	8,652	11,892

Total liabilities	103,364	88,911

Members’ equity	26,307	27,286

Total liabilities and members’ equity	$129,671	$116,197

Operating Partnership’s equity investment	$12,498	$12,673

Operating Partnership’s share of construction notes payable	$33,149	$26,957

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Revenue	$403	$—

Expenses	(1,382)	—

Net loss	$(979)	$—

Operating Partnership’s share of net loss	$(343)	$—

At March 31, 2002, all of the apartment communities had commenced initial rental operations. The Operating Partnership’s share of the net loss from these investments is included in other revenue in the accompanying consolidated financial statements.

The Operating Partnership has committed construction financing to the Property LLCs totaling $111,271 ($94,715 funded at March 31, 2002). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from February 2003 to February 2004 and are expected to be repaid from the proceeds of permanent project financings.

As part of the development and construction services agreements entered into between the Operating Partnership and the Property LLCs, the Operating Partnership guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $14,000). At March 31, 2002, the Operating Partnership’s estimated obligations under the agreements total approximately $900. If the Operating Partnership is unsuccessful in mitigating these estimated costs, the Operating Partnership will be required to fund the amounts to the Property LLCs. Any amounts funded will be accounted for as part of the Operating Partnership’s investment in the Property LLCs. Additionally, under these agreements, the Operating Partnership is subject to project completion requirements, as defined. At March 31, 2002, the Operating Partnership believes that it will meet the completion date requirements and not be subject to any additional costs.

In May 2002, the Operating Partnership formed a fourth Property LLC with the same institutional investor through the contribution of an apartment community under development in Washington, DC. The terms of this Property LLC are substantially similar to the arrangements discussed above. The total estimated development costs of the apartment community are approximately $70,900 and the Operating Partnership has committed construction financing to the Property LLC totaling $56,700. The Operating Partnership guaranteed the maximum total amount for certain cost categories up to an aggregate limit of $5,200 under the development and construction services agreements between the Operating Partnership and the Property LLC.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

5.	REAL ESTATE ASSETS HELD FOR SALE

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At March 31, 2002, the Operating Partnership has classified four apartment communities, six tracts of land and one commercial property as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $91,451 which represents the lower of cost or fair value less costs to sell. The Operating Partnership expects the sale of these assets to occur in 2002.

In the three months ended March 31, 2002, the Operating Partnership designated and classified four apartment communities and one commercial property as held for sale. As discussed in Note 2 under SFAS No. 144, the Operating Partnership recorded write-downs to fair value less costs to sell of $7,652 on certain of these assets. These losses are reflected in discontinued operations in the consolidated statement of operations. Additionally, the operating results from these properties are included in discontinued operations for both the current and prior periods.

In the three months ended March 31, 2002, the Operating Partnership sold two apartment communities containing 540 units and one commercial property for net proceeds of approximately $41,393. The communities sold were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net gains of approximately $13,275. As these assets were accounted for as held for sale assets at December 31, 2001, the net gains and operating results from these assets were included in continuing operations (see Note 2). For the three months ended March 31, 2002 and 2001, the consolidated statement of operations include net income of $366 and $830, respectively from these two communities and one commercial property held for sale at December 31, 2001. For the three months ended March 31, 2001, net income reflected above includes depreciation expense of $207.

6.	EARNINGS PER UNIT

For the three months ended March 31, 2002 and 2001, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended
	March 31,

	2002	2001

Basic and diluted income from continuing operations available to common unitholders (numerator):

Income from continuing operations	$26,648	$26,923

Less: Preferred unit distributions	(4,262)	(4,369)

Income from continuing operations available to common unitholders	$22,386	$22,554

Common units (denominator):

Weighted average units outstanding — basic	41,995	44,028

Incremental units from assumed conversion of options	111	260

Weighted average units outstanding — diluted	42,106	44,288

7.	SEGMENT INFORMATION

Segment Description

In accordance with SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information,” the Operating Partnership presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Operating Partnership’s chief operating decision makers to manage the business.

The Company’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from property rental operations. Property rental operations are broken down into four segments based on the various stages in the property ownership lifecycle. These segments are described below. All other ancillary service and support operations are aggregated in the accompanying segment information.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2001 – communities which reached stabilized occupancy in the prior year.

•	Development and lease up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the current or prior year and not reflected as discontinued operators (see Note 2).

Segment Performance Measure

Management uses contribution to funds from operations (“FFO”) as the performance measure for its segments. FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common unitholders determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Operating Partnership’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Operating Partnership’s needs.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and FFO together with a reconciliation of segment contribution to FFO, total FFO and income from continuing operations. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	2002	2001

Revenues

Fully stabilized communities	$68,271	$72,845

Communities stabilized during 2001	5,331	3,673

Development and lease-up communities	8,023	5,190

Sold communities	736	9,319

Other	3,765	7,610

Consolidated revenues	$86,126	$98,637

Contribution to Funds from Operations

Fully stabilized communities	$44,936	$50,247

Communities stabilized during 2001	3,437	2,017

Development and lease-up communities	4,361	2,925

Sold communities	366	6,107

Other	—	406

Contribution to FFO	53,100	61,702

Other operating income, net of expense	(596)	675

Depreciation on non-real estate assets	(467)	(654)

Minority interest in consolidated property partnerships	482	281

Interest expense	(13,638)	(14,062)

Amortization of deferred loan costs	(555)	(452)

General and administrative expense	(3,868)	(3,402)

Distributions to preferred unitholders	(4,262)	(4,369)

Total FFO	30,196	39,719

Depreciation on real estate assets	(19,723)	(16,622)

Gain on property sales — continuing operations	13,275	111

Income from discontinued operations	(1,362)	(654)

Distributions to preferred unitholders	4,262	4,369

Income from continuing operations	$26,648	$26,923

8.	PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, the Operating Partnership recorded a charge based on management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. As part of the charge, the Operating Partnership established approximately $3,632 of accrued liabilities, primarily related to employee severance costs. These amounts are expected to be paid in 2002. The following table summarizes the activity relating to the accrued charges during the three months ended March 31, 2002.

Accrued severance and other charges, December 31, 2001	$3,632

Payments through March 31, 2002	(1,430)

Accrued severance and other charges, March 31, 2002	$2,202

In the fourth quarter of 2001, the Operating Partnership sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

business was sold to the former management team and initially financed 100% by the Operating Partnership, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001. In the first quarter of 2002, the Operating Partnership has received principal payments representing approximately 22% of the outstanding note balance. As these payments constitute adequate initial principal payments under the notes, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $3,100 at March 31, 2002) and to remove the net assets and liabilities of the former PLG from the Operating Partnership’s financial statements. No further gain or loss was recognized in the first quarter of 2002.

The Operating Partnership also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% by the Operating Partnership. Through March 31, 2002, the Operating Partnership has not received adequate initial principal payments under the notes receivable, therefore full sales recognition for this transaction continues to be deferred. A deferred gain of approximately $591 will be recorded on this transaction when conditions for full sales recognition, primarily the receipt of an adequate down payment on the notes, are met (expected later in 2002).

During the first quarter of 2002, the Company agreed to transfer certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC in exchange for $100 and Oxford Properties’ assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties has the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties has also agreed to employee 28 former Post Properties and Post Construction Services employees. As a result, the Operating Partnership will not be responsible for costs that would otherwise result from winding up third party construction business. The Operating Partnership recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties, LLC is an entity owned by former officers of the Operating Partnership and by the son of the Operating Partnership’s chairman and chief executive officer, John A. Williams. Mr. Williams does not own any of the outstanding equity interests in Oxford Properties and he will not have any management role in Oxford Properties.

9.	STOCK BASED COMPENSATION PLAN

During the first quarter of 2002, the Operating Partnership granted 15,353 shares of restricted stock to Operating Partnership officers. The restricted shares vest ratably over a three-year period. The total value of the restricted share grant was initially reflected in partners’ equity as additional capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc. (the “Company”) and Post Apartment Homes, L.P. (the “Operating Partnership”). Except for the effect of minority interest in the Operating Partnership, the following discussion with respect to the Company is the same for the Operating Partnership.

As of March 31, 2002, there were 42,023,730 Units outstanding, of which 36,967,365 or 88.0%, were owned by the Company and 5,056,365, or 12.0% were owned by other limited partners (including certain officers and directors of the Company). As of March 31, 2002, there were 7,700,000 preferred units outstanding, of which 4,900,000 were owned by the Company.

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statement included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The discussion below addresses the implementation of new accounting pronouncements and policies during the three months ended March 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 required that real estate assets held for investment be measured at the lower of their carrying value or fair value and real estate assets held for sale be measured at the lower of their carrying amount of their fair value less cost to sell.

As part of its on-going financing strategy, the Company is actively engaged in a real estate asset sale program. The proceeds from real estate asset sales are primarily used to fund the construction of new apartment communities. The Company designates and classifies real estate assets as held for sale when its internal investment committee approves the sale and the Company has commenced an active program to sell the assets. The Company generally expects to sell the assets held for sale within six to twelve months from the date an active sales program commences. SFAS No. 144 requires the operating results of real estate assets held for sale on or after January 1, 2002 be reflected as discontinued operations in the accompanying statement of operations. The real estate assets held for sale are presented separately in the consolidated balance sheets. Subsequent to this classification, no further depreciation is recorded on the assets.

In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations. The operating results of real estate assets held for sale at December 31, 2001 are included in continuing operations. Subsequent to the date that all real estate assets held for sale at December 31, 2001 are sold, the operating results of all real estate assets held for sale will be reflected as discontinued operations in the consolidated statement of operations. Also under the implementation provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of real estate assets designated and classified as held for sale after January 1, 2002 are included in discontinued operations. The subsequent gains or losses on the sale of these assets will also be included in discontinued operations. The gains or losses on the sale of real estate assets held for sale at December 31, 2001 are included in continuing operations. Subsequent to the date that all real estate assets held for sale at December 31, 2001 are sold, all gains and losses from real estate assets held for sale and subsequently sold will be reflected as discontinued operations.

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is stricter under APB No. 30, the impact of the Company will be for the potential treatment of gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

Results of Operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations and the accompanying selected financial data.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

The Operating Partnership reported net income available to common unitholders of $16,096 and $22,513 for the three months ended March 31, 2002 and 2001, respectively, and the Company reported net income available to common shareholders of $14,158 and $19,866 for the three months ended March 31, 2002 and 2001, respectively. The decrease in Company net income available to common shareholders of $5,708 from 2001 to 2002 was due to weaker operating performance of the fully stabilized communities (see below), the slower lease-up of new development communities and the dilutive impact of the Company’s asset sale and capital recycling program. The decrease in income from weaker operating performance was partially offset by increased gains on property sales of $13,164 ($11,468 net of minority interest), net of reserves of $7,652 ($6,731 net of minority interest) to write down properties held for sale to their fair values.

Rental and other revenues decreased $8,827 or 9.3% from 2001 to 2002 primarily due to a decrease of $4,574 or 6.3% in revenues from fully stabilized communities, discussed further below. The rental revenue increases from the Company’s newly stabilized and lease-up properties of $4,491 were offset by the revenue reduction of $8,583 from assets sold under the Company’s asset sale and capital recycling program.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased by $303, or 0.9%, primarily due to the $737, or 3.3% increase for fully stabilized communities.

As more fully discussed in Note 8 to the consolidated financial statements, the Company exited the third party property management and landscape service businesses in the fourth quarter of 2001 through the sale of the businesses to their former management teams. These sales allowed the Company to simplify its operations through reduced workforce (approximately 2,100 employees prior to the sales to approximately 1,200 employees as of March 31, 2002) and focus on its core business of owning, developing and managing multifamily real estate assets.

The net gain on property sales resulted from the sale of two communities and one commercial property, in the three months ended March 31, 2002. These assets were classified as assets held for sale at December 31, 2001. In future periods (see discussion under discontinued operations below), the gains and losses from operating assets sales will be included in discontinued operations under newly issued accounting standard, SFAS No. 144.

Depreciation expense increased $3,881, or 22.8% from 2001 to 2002 primarily due to increased depreciation on newly stabilized and lease-up properties, partially offset by lost depreciation on properties sold and currently held for sale.

General and administrative expense increased $466, or 13.7% from 2001 to 2002 primarily due to reduced capitalization of overhead to communities under construction between periods.

Discontinued Operations

In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations. For the periods presented, income from discontinued operations includes the results of operations of four communities containing 1,450 units and one commercial property designated as held for sale in the three months ended March 31, 2002.

For the three months ended March 31, 2002, revenues and property operating and maintenance expense (exclusive of depreciation and amortization expense) from this group of assets totaled $3,782 and $1,531, respectively. Additionally, in accordance with SFAS No. 144, interest expense of $889 was allocated to these assets for the three months ended March 31, 2002. No depreciation expense was recorded on these assets for the three months ended March 31, 2002.

For the three months ended March 31, 2001, revenues and property operating and maintenance expense (exclusive of depreciation and amortization expense) from this group of assets totaled $3,946 and $1,501, respectively. In accordance with SFAS No. 144, interest expense of $923 was allocated to these assets for the three months ended March 31, 2001. Depreciation expense of $868 was recorded on these assets for the three months ended March 31, 2001.

A reserve for losses totaling $7,652 ($6,731 net of minority interest) to reduce the carrying value of certain of the assets designated as held for sale in the first quarter of 2002 to their fair value less costs to sell was also recorded in discontinued operations under SFAS No. 144. Any gains and losses from the sale of future operating real estate assets will be included in discontinued operations, along with their operating results.

Community Operations / Segment Performance

The Company’s net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is generally considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

At March 31, 2002, the Company’s portfolio of apartment communities consisted of the following: (i) 68 communities that were completed and stabilized for all of the current and prior year, (ii) eight communities that achieved full stabilization during 2001, (iii) ten communities and additions to three existing communities that are currently in the development or lease-up stages, and (iv) six stabilized communities classified as held for sale.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease up deficits for the three months ended March 31, 2002 and 2001 were $455 and $1,163, respectively.

In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the revenue in excess of specified expense on a comparative basis for all of its operating communities combined and for fully stabilized communities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

All Operating Communities

The operating performance for all of the Company’s apartment communities combined for the quarter ended March 31, 2002 and 2001 is summarized as follows:

	Three Months Ended
	March 31,

	2002	2001	% Change

Rental and other revenue:

Fully stabilized communities(1)	$68,271	$72,845	(6.3)%

Communities stabilized during 2001	5,331	3,673	45.1%

Lease-up communities(2)	8,023	5,190	54.6%

Sold communities(3)	736	9,319	(92.1)%

Other revenue(4)	3,359	3,520	(4.6)%

	85,720	94,547	(9.3)%

Property operating and maintenance expense (exclusive of depreciation and amortization):

Fully stabilized communities(1)	23,335	22,598	3.3%

Communities stabilized during 2001	1,894	1,656	14.4%

Lease-up communities(2)	3,662	2,265	61.7%

Sold communities(3)	370	3,212	(88.5)%

Other expense(5)	5,009	4,236	18.3%

	34,270	33,967	0.9%

Revenue in excess of specified expense	$51,450	$60,580	(15.1)%

Recurring capital expenditures:(6)	$1,879	$2,626	(28.4)%

Average apartment units in service	30,405	32,237	(5.7)%

(1)	Communities which reached stabilization prior to January 1, 2001.

(2)	Communities in the “construction”, “development” or “lease-up” stage during 2002 and, therefore, not considered fully stabilized for all of the periods presented.

(3)	Includes results from two communities containing 540 units and one commercial property sold in 2002 and results of communities sold in 2001.

(4)	Other revenue includes revenue from commercial properties, revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.

(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.

(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the quarter ended March 31, 2002, rental and other revenue decreased $8,827 or 9.3% compared to the same period in the prior year. The revenue increase from the completion and lease-up of new development communities was offset by the revenue reduction from assets sold under the Company’s asset sales and capital recycling program. The decrease in revenue from fully stabilized communities was a result of declining average occupancy and increasing rental concessions between periods.

For the quarter ended March 31, 2002, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $303, or 0.9%, compared to the same period in the prior year, primarily due to increases in real estate taxes and property insurance on the fully stabilized properties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year. At March 31, 2002, the fully stabilized portfolio of 68 communities with 24,063 units includes 38 communities with 14,932 units (62%) located in Atlanta, Georgia, 19 communities with 4,702 units (20%) in Dallas, Texas, six communities with 2,932 units (12%) located in Tampa and Orlando, Florida and five communities with 1,497 units (6%) located in other markets. The operating performance of these communities is summarized as follows:

	Three Months Ended
	March 31,

	2002	2001	% Change

Rental and other revenue(1)	$68,271	$72,845	(6.3)%

Property operating and maintenance expense (exclusive of depreciation and amortization)(2)	23,335	22,598	3.3%

Revenue in excess of specified expense	$44,936	$50,247	(10.6)%

Average economic occupancy(3)	90.3%	95.3%	(5.1)%

Average monthly rental rate per apartment unit(4)	$1,002	$999	0.3%

Apartment units in service	24,063	24,063

(1)	Communities which reached stabilization prior to January 1, 2001.

(2)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the quarters ended March 31, 2002 and 2001, recurring expenditures were $1,623 and $1,983, or $67 and $82 on a per unit basis, respectively.

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 88.6% and 94.5% for the quarter ended March 31, 2002 and 2001, respectively). Concessions were $1,017 and $372 and employee discounts were $198 and $244 for the quarter ended March 31, 2002 and 2001, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

For the quarter ended March 31, 2002, rental and other revenue decreased $4,574 or 6.3% compared to the same period in the prior year. This decrease was primarily due to increased vacancy loss of $3,539 resulting from the decrease in weighted average occupancy from 95.3% in the first quarter of 2001 to 90.3% in the first quarter of 2002. Total revenue also decreased due to increased rental concessions of $643 between periods. Gross potential rental revenue per unit remained relatively unchanged between periods. This occupancy decline reflected the sharp decline in economic and market activity across most of the Company’s markets. This was especially true in the Company’s primary market, Atlanta, Georgia, where new job growth was negative in late 2001 and has not shown any meaningful increases in early 2002.

The Company anticipates lower occupancies and greater concessions that will impact the operating results from fully stabilized properties in the second quarter of 2002. If market conditions do not improve in the second half of 2002, the operating results from these communities will not improve over current levels.

Property operating maintenance expense (exclusive of depreciation and amortization) increased $737, or 3.3%, for the quarter ended March 31, 2002 compared to the same period in the prior year primarily due to increased property insurance premiums of $423, or 57.1%. Insurance costs increased primarily due to across the board premium increase of approximately 60% to 70% as a result of the effect on the insurance market of the terrorist attack in September 2001. Through certain staff realignments and reductions and a more intense focus on expense control, the Company believes the overall increase in property operating and maintenance expense for 2002 will be in the 2% to 4% range.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

Project Abandonment, Employee Severance and Impairment Charges

In the fourth quarter of 2001, the Company recorded a charge based on management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. As part of the charge, the Company established approximately $3,632 of accrued liabilities, primarily related to employee severance costs. These amounts are expected to be paid in 2002. The following table summarizes the activity relating to the accrued charges during the three months ended March 31, 2002.

Accrued severance and other charges, December 31, 2001	$3,632

Payments through March 31, 2002	(1,430)

Accrued severance and other charges, March 31, 2002	$2,202

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Company, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001. In the first quarter of 2002, the Company has received principal payments representing approximately 22% of the outstanding note receivable balance. As these payments constitute adequate initial principal payments under the notes, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record to the note receivable (outstanding balance of $3,100 at March 31, 2002) and to remove the net assets and liabilities of the former PLG from its financial statements. No further gain or loss was recognized in the first quarter of 2002.

The Company also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was also sold to the former management team of RAM and the sale was 100% financed by the Company. Through March 31, 2002, the Company has not received adequate initial principal payments under the notes receivable, therefore full sales recognition for this transaction continues to be deferred. A deferred gain of approximately $591 will be recorded when conditions for full sales recognition, primarily the receipt of an adequate principal down payment on the notes, are met (expected later in 2002).

During the first quarter of 2002, the Company agreed to transfer certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC in exchange for $100 and Oxford Properties’ assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties has the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties has also agreed to employee 28 former Company and Post Construction Services employees. As a result, the Company will not be responsible for costs that would otherwise result from winding up the third party construction business. The Company recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties, LLC is an entity owned by former officers of the Company and by the son of the Company’s chairman and chief executive officer, John A. Williams. Mr. Williams does not own any of the outstanding equity interests in Oxford Properties and he will not have any management role in Oxford Properties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities decreased from $36,931 in 2001 to $26,355 in 2002 primarily due to lower net income (before depreciation and gain on sale of assets), resulting from the operating performance of the Company’s fully stabilized properties and the dilutive impact of the Company’s asset sale and capital recycling program.

Net cash used in investing activities decreased from $75,674 in 2001 to $28,634 in 2002 primarily due to greater proceeds from the sale of apartment communities in the first quarter of 2002.

Net cash provided by financing activities decreased from $34,310 in 2001 to $6,827 in 2002 primarily due to reduced net borrowings between periods.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). It is management’s current intent that the Company will continue to operate as a REIT in 2002. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income.

In prior years, the Company met its short-term liquidity requirement of funding the payment of its current level of quarterly dividends to shareholders from its net cash flow provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. Beginning in the fourth quarter of 2001 and continuing through the first quarter of 2002, the Company’s net cash flow from operations reduced by annual capital expenditures discussed above was not sufficient to fully fund the Company’s current level of dividend payments to common shareholders. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements to maintain its REIT status under the Code. The additional funding required to pay the current dividends was obtained through a combination of line of credit borrowings and proceeds from asset sales. The factors that have lead to this condition are the decline in economic and market conditions in the fourth quarter of 2001 and the first quarter of 2002 in the Company’s major markets resulting in lower cash flow from its operating property portfolio, the slower lease-up of its existing development community portfolio and the short-term negative cash flow impact of funding its current development portfolio through the sale of operating real estate assets.

Management believes that these factors will remain present, resulting in the need to fund a portion of its current level of dividend payments primarily through proceeds from asset sales through the remainder of 2002. Depending on market conditions, the Company may need to fund dividends ranging from $25,000 to $33,000 from these sources for the remainder 2002. Management has indicated that it intends to maintain the quarterly dividend to common shareholders at its current level of $0.78 per share, as the Company has adequate financing capability to fund the dividends. Additionally, it is management’s belief that as economic and market conditions recover in periods beyond 2002 operating cash flow will increase and be adequate to fund the current level of dividend payments. However, if market conditions do not recover as expected in future periods, management expects to evaluate its current dividend policy.

Management expects the Company to meet its new construction and development and certain of its other long-term liquidity requirements, including maturities of long-term debt, lines of credit and debt and equity commitments to unconsolidated entities, and possible land and property acquisitions through the sale of operating properties and through long-term secured and unsecured borrowings. Management believes the Company has adequate borrowing capacity and accessibility to real estate sales markets to fund these requirements. Additionally, the Company began to utilize equity joint ventures as a means of raising capital and reducing the size and exposure of its development property pipeline. The Company received equity capital through the joint ventures totaling $18,082. The Company plans to continue to use joint venture arrangements in 2002. In May 2002, the Company entered into an additional joint venture and received equity capital totaling $9,213.

The Company currently has development projects in progress that will be completed over the next twelve to eighteen months. At March 31, 2002, the Company’s share of the estimated future cash expenditures to complete these projects will approximate $169,000. As previously discussed, the Company intends to use the proceeds from sale of operating properties as the primary source of capital to fund these future development expenditures.

The Company began an active asset sale and capital recycling program in 2000 as the primary means to fund its on-going development community program. For the quarter ended March 31, 2002, the Company sold two communities containing 540 units and one commercial property for net proceeds of approximately $41,393. The communities sold were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

gains of approximately $13,275. Subsequent to March 31, 2002, the Company sold three apartment communities containing 1,354 units for net proceeds of approximately $84,500. These assets were included in real estate assets held for sale at March 31, 2002.

At March 31, 2002, the Company had available credit facility borrowing capacity of approximately $315,462 under its existing credit facilities. Considering the reduced borrowing capacity on the second incremental credit facility discussed below, the total available capacity under the credit facilities would have been approximately $255,462. The Company’s primary credit facility with total capacity of $320,000 matures in 2004 while a second incremental credit facility which was renewed in April 2002 has a reduced borrowing capacity of $125,000 and matures in April 2003. The reduced borrowing capacity is consistent with the Company’s reduced development spending. The Company has adequate capacity under these facilities to execute its 2002 business plan without regard to a significant level of asset sales or other secured and unsecured debt financings.

In the first quarter of 2002, the Company’s unsecured public debt was downgraded from Baa1 to Baa2 by Moody’s Investor Services and from BBB+ to BBB by Standard & Poors. This change in the investment credit rating of the Company’s debt increased the pricing of its syndicated lines of credit by 10 to 12.5 basis points and may increase the pricing of new issuances of unsecured debt. In addition, certain of the financial covenants under the Company’s syndicated line of credit are tied to maintaining an investment grade credit rating. After the recent downgrade, the Company remains an investment grade rated company by both Moody’s Investors Services and Standard & Poors. Management does not anticipate this downgrade to affect the Company’s ability to obtain the anticipated level of debt financing. Should the Company not maintain its investment credit rating its total dividend payout, exclusive of the portion of the dividend attributable to capital gains from asset sales up to $30,000, would be limited to 95% versus 100% of Consolidated Income Available for Distribution, as defined. Management believes the Company’s current business plan and financing strategy are consistent with the fundamentals of maintaining its investment grade ratings.

Unsecured Lines of Credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing. At March 31, 2002, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, under the Company’s current dividend level. The Revolver matures in April 2004.

At March 31, 2002, the Company also has in place an additional $185,000 line of credit facility for general corporate purposes. This credit facility was renewed in April 2002 with a reduced borrowing capacity of $125,000 with a stated interest rate of LIBOR plus 0.90%. This credit facility matures in April 2003. There were no outstanding borrowings under this facility at March 31, 2002.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in February 2003. Management believes the Cash Management Line will be renewed at maturity with similar terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

Stock Repurchase Program

The Company’s Board of Directors has approved the purchase of up to $200,000 of the Company’s common stock. In the fourth quarter of 2000, the Company began repurchasing shares of its common stock in accordance with the announced stock repurchase program using funds from operating cash flow and the sale of properties. Purchases will be made from time to time in the open market and it is expected that funding of the program will come primarily from the proceeds from asset sales. Through December 31, 2001, the Company has repurchased approximately 3,128 shares at a total cost of $114,126. The Company did not repurchase any shares during the three months ended March 31, 2002. Management has indicated it will be opportunistic with respect to additional share repurchases and intends to finance any additional repurchases with asset sale proceeds rather than additional borrowings.

Schedule of Indebtedness

The following table reflects the Company’s indebtedness at March 31, 2002 and December 31, 2001:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date(1)	2002	2001

Senior Notes (Unsecured)

Senior Notes	Int.	6.71% - 7.70%		2003-2010	$360,000	$360,000

Medium Term Notes	Int.	6.69% - 8.12%	(2)	2004-2015	323,000	323,000

Northwestern Mutual Life	Int.	8.37%		2002	20,000	20,000

					703,000	703,000

Unsecured Lines of Credit & Other

Revolver	N/A	LIBOR + 0.85% %	(3)	2004	195,000	155,000

Cash Management Line	N/A	LIBOR + 0.75% %		2003	14,538	11,202

Other	N/A	5.00%	(4)	2021	2,000	2,000

					211,538	168,202

Conventional Fixed Rate (Secured)

FNMA	Prin. and Int.	6.975%	(5)	2029	102,200	102,200

Northwestern Mutual Life	Prin. and Int.	7.69%		2007	50,327	50,527

Northwestern Mutual Life	Prin. and Int.	6.50%	(6)	2009	47,431	47,681

Northwestern Mutual Life	Prin. and Int.	7.69%		2007	28,147	28,268

Parkwood TownhomesTM	Prin. and Int.	7.375%		2014	753	762

					228,858	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.65%	(7)	2025	235,880	235,880

Total					$1,379,276	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At March 31, 2002, the outstanding balance of the Revolver consisted of “money market” and LIBOR based loans with an average interest rate of 2.67%. The Revolver has a total capacity of $320 million.

(4)	This loan is interest free for the first three years, with interest at 5.00% thereafter.

(5)	In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(6)	This note bears interest at 6.50% with an effective rate of 7.30%.

(7)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at March 31, 2002 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

Current Development Activity
 The Company’s apartment communities under development or in initial lease-up are summarized in the following table:

		Estimated	Estimated	Estimated
		Quarter of	Quarter of	Quarter of
Metropolitan Area	# of Units	Construction Start	First Units Available	Stabilized Occupancy

Wholly Owned Construction/Lease-Up Communities:

Charlotte, NC

Post Gateway Place II	204	3Q '00	4Q '01	1Q '03

Tampa, FL

Post Harbour Place III	259	2Q '01	2Q '02	2Q '03

Denver, CO

Post Uptown Square	247	1Q '00	4Q '01	1Q '03

Washington, D.C.

Post Pentagon Row	504	2Q '99	2Q '01	4Q '02

Post Massachusetts Avenue	269	2Q '01	1Q '03	4Q '03

Subtotal	773

Subtotal Wholly-Owned Construction/Lease-up Communities	1,483

Co-Investment Construction/Lease-up Communities:

Atlanta, GA

Post Peachtree(a)	121	2Q '00	3Q '01	3Q '02

Post Biltmore(a)	276	3Q '00	4Q '01	1Q '03

Subtotal	397

New York, NY

Post Luminaria(b)	138	3Q '01	3Q '02	2Q '03

Post Toscana(c)	199	1Q '02	2Q '03	2Q '04

	337

Pasadena, CA

Post Paseo Colorado(a)	392	2Q '00	1Q '02	2Q '03

Subtotal Co-Investment Construction/Lease-up Communities	1,126

Total	2,609

(a)	These communities are being developed as a joint venture (Post equity ownership is 35%).

(b)	This development is structured as a joint venture, with Post and The Clarett Group contributing approximately 70% of the equity and a landowner contributing the balance.

(c)	This development is structured as a joint venture with Post and The Clarett Group. Post will contribute substantially all of the capital to the joint venture.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

Acquisition of assets and community improvement expenditures for the three months ended March 31, 2002 and 2001 are summarized as follows:

	2002	2001

New community development and acquisition activity	$48,148	$74,466

Nonrecurring capital expenditures:

Revenue generating additions and improvements	327	1,102

Other community additions and improvements	547	322

Recurring capital expenditures:

Carpet replacements and other community additions and improvements	1,879	2,626

Corporate additions and improvements	279	511

	$51,180	$79,027

Inflation

Substantially all of the leases at the Communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination; in addition, the Company’s policy permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of one month’s additional rent as compensation for early termination. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

Funds from Operations and Cash Available for Distribution

Historical Funds from Operations
 The Company considers funds from operations (“FFO”) a useful measure of performance of an equity REIT. FFO is defined to mean net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs. Cash available for distribution (“CAD”) is defined as FFO less capital expenditures funded by operations. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

FFO and CAD for the three months ended March 31, 2002 and 2001 presented on a historical basis are summarized in the following table:

Calculation of Funds from Operations and Cash Available for Distribution

	Three Months Ended
	March 31,

	2002	2001

Net income available to common shareholders	$14,158	$19,866

Cumulative effect of accounting change, net of minority interest	—	613

Gain on property sales — continuing operations	(13,275)	(111)

Minority interest of common unitholders — continuing operations	2,695	2,652

Reserve for losses on properties held for sale, net of minority interest — discontinued operations	6,731	—

Minority interest in discontinued operations	164	77

Adjusted net income	10,473	23,097

Depreciation of real estate assets(1)	19,723	16,622

Funds from Operations(2)	30,196	39,719

Recurring capital expenditures(3)	(1,879)	(2,626)

Non-recurring capital expenditures(4)	(547)	(322)

Cash Available for Distribution	$27,770	$36,771

Revenue generating capital expenditures(5)	$327	$1,102

Cash Flow Provided By (Used In):

Operating activities	$26,355	$36,931

Investing activities	$(28,634)	$(75,674)

Financing activities	$6,827	$34,310

Weighted average common shares outstanding — basic	36,938	38,848

Weighted average common shares outstanding — diluted	37,049	39,108

Weighted average common shares and units outstanding — basic	41,994	44,028

Weighted average common shares and units outstanding — diluted	42,106	44,288

(1)	Depreciation on real estate assets is net of the minority interest portion of depreciation in consolidated partnerships and depreciation on non-real estate assets.

(2)	The Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, as amended. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs or ability to service indebtedness or make distributions.

(3)	Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $279 and $511 are excluded from the calculation of CAD for the three months ended March 31, 2002 and 2001, respectively.

(4)	Non-recurring capital expenditures consisted of community additions and improvements of $547 and $322 for the three months ended March 31, 2002 and 2001, respectively.

(5)	Revenue generating capital expenditures are primarily comprised of major renovations of communities.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include our expectations with regard to net operating income and funds from operations for 2002, our expectations with regard to occupancy levels and rent growth, our expectations with regard to our dividend payments, our ability to meet new construction, development and other long-term liquidity requirements, and our ability to execute asset sales in connection with our asset sale and capital recycling program. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in the Company’s filings with the Securities and Exchange Commission.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in the Company’s forward-looking statements:

•	future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	the impact of competition, on the Company’s business, including competition for tenants and development locations;

•	the Company’s ability to obtain financing or self fund the development of additional apartment communities;

•	the uncertainties associated with the Company’s current real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	the effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation; and

•	the Company’s ability to continue to qualify as a real estate investment trust under the Code.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2002, the Company had $336,738 of variable rate debt tied to LIBOR. In addition, the Company had $235,880 in variable tax-exempt debt with interest based the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:

•	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;

•	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;

•	use treasury locks where appropriate to fix rates on anticipated debt transactions, and

•	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value

					Asset (Liab.)
Interest Rate Swaps

Variable to fixed	$104,000 amortizing to $90,270	6.04%	1 month LIBOR	7/31/09	$(2,910)

Variable to fixed	$25,000	6.53%	3 month LIBOR	2/01/05	(1,536)

Interest rate cap	$76,000	5.00%	—	2/01/03	—

Interest rate cap	$141,230	5.00%	—	2/01/03	—

Interest rate cap	$18,650	5.00%	—	2/01/03	—

					$(4,446)

As more fully described in Note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $102,200 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2001, would increase or decrease by approximately $4,300 on an annualized basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by either registrant during the three-month period ended March 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in thousands, except apartment unit data)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC

May 14, 2002 (Date)	/s/ R. Gregory Fox R. Gregory Fox Executive Vice President, Chief Financial Officer (Principal Financial Officer)

May 14, 2002 (Date)	/s/ Arthur J. Quirk Arthur J. Quirk Vice President and Controller, Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.

By: Post GP Holdings, Inc., as General Partner

May 14, 2002 (Date)	/s/ R. Gregory Fox R. Gregory Fox Executive Vice President, Chief Financial Officer (Principal Financial Officer)

May 14, 2002 (Date)	/s/ Arthur J. Quirk Arthur J. Quirk Vice President and Controller, Chief Accounting Officer