Form 10-Q
period 2002-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2002-08-14
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

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
(Address of principal executive offices – zip code)

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

36,905,291 shares of common stock outstanding as of August 12, 2002 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

INDEX

Part I	FINANCIAL INFORMATION	Page

	Item 1 Financial Statements

	POST PROPERTIES, INC.
	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	2
	Consolidated Statement of Shareholders’ Equity and Accumulated Earnings for the six months ended June 30, 2002	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	4
	Notes to Consolidated Financial Statements	5

	POST APARTMENT HOMES, L.P.
	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	14
	Consolidated Statements of Operations for the three and six months ended June 30,2002 and 2001	15
	Consolidated Statement of Partners’ Equity and for the six months ended June 30, 2002	16
	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	17
	Notes to Consolidated Financial Statements	18

	Item 2 Management's Discussion and Analysis of Financial Condition and results of Operations	26
	Item 3 Quantitative and Qualitative Disclosures about Market Risk	39

Part II	OTHER INFORMATION	40

	Item 1 Legal proceedings
	Item 2 Changes in Securities and Use of Proceeds
	Item 3 Defaults Upon Senior Securities
	Item 4 Submission of matters to a Vote of Security-Holder
	Item 5 Other Information
	Item 6 Exhibits and Reports on Form 8-K

	Signatures	41

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)
Assets
Real estate assets
Land	$270,920	$277,146
Building and improvements	1,888,235	1,794,658
Furniture, fixtures and equipment	231,400	212,390
Construction in progress	216,292	419,449
Investments in and advances to unconsolidated real estate entities	154,919	89,692
Land held for future development	25,526	23,658

	2,787,292	2,816,993
Less: accumulated depreciation	(399,386)	(393,014)
Assets held for sale	40,731	39,419

Total real estate assets	2,428,637	2,463,398
Cash and cash equivalents	9,527	4,803
Restricted cash	1,123	1,315
Deferred charges, net	17,927	18,203
Other assets	49,912	50,632

Total assets	$2,507,126	$2,538,351

Liabilities and shareholders' equity
Notes payable	$1,338,317	$1,336,520
Accrued interest payable	8,898	9,660
Dividend and distribution payable	33,245	33,208
Accounts payable and accrued expenses	66,485	72,277
Security deposits and prepaid rents	8,576	9,016

Total liabilities	1,455,521	1,460,681

Minority interest of preferred unitholders in Operating Partnership	70,000	70,000

Minority interest of common unitholders in Operating Partnership	102,717	106,153

Commitments and contingencies	–	–
Shareholders' equity
Preferred stock, $.01 par value, 20,000,000 authorized: 8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	9	9
7 % Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
7 % Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000,000 authorized: 39,676,204 and 39,676,204 shares issued, 36,905,021 and 36,856,559 shares outstanding at June 30, 2002 and December 31, 2001, respectively	396	396
Additional paid-in capital	989,741	1,010,954
Accumulated earnings	–	–
Accumulated other comprehensive income	(8,588)	(5,864)
Deferred compensation	(810)	(445)

	980,788	1,005,090
Less common stock in treasury, at cost, 2,771,183 shares and 2,819,645 shares at June 30, 2002 and December 31, 2001, respectively	(101,900)	(103,573)

Total shareholders' equity	878,888	901,517

Total liabilities and shareholders' equity	$2,507,126	$2,538,351

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues
Rental	$79,803	$87,842	$161,303	$177,507
Interest	281	503	686	987
Other	3,353	4,072	6,228	7,523
Third party services	–	4,353	–	7,959

Total revenues	83,437	96,770	168,217	193,976

Expenses
Property operating and maintenance	33,007	33,080	66,796	66,600
Depreciation	21,645	17,740	42,275	34,504
Interest	14,231	13,803	27,953	27,833
Amortization of deferred loan costs	569	490	1,123	942
General and administrative	3,720	3,357	7,486	6,646
Minority interest in consolidated property partnerships	(460)	(537)	(943)	(817)
Third party services	–	3,729	–	6,927

Total expenses	72,712	71,662	144,690	142,635

Income from continuing operations before gains on property sales and minority interest	10,725	25,108	23,527	51,341
Gains on property sales	–	15,660	13,275	15,771
Minority interest of preferred unitholders	(1,400)	(1,400)	(2,800)	(2,800)
Minority interest of common unitholders	(803)	(4,294)	(3,430)	(6,879)

Income from continuing operations	8,522	35,074	30,572	57,433

Discontinued operations
Income from discontinued operations, net of minority interest	515	1,117	2,215	2,206
Gains on property sales, net of minority interest	16,146	–	9,415	–

Income from discontinued operations	16,661	1,117	11,630	2,206

Income before cumulative effect of accounting change and extraordinary items	25,183	36,191	42,202	59,639
Cumulative effect of accounting change, net of minority interest	–	–	–	(613)
Extraordinary items, net of minority interest	(120)	(77)	(120)	(77)

Net income	25,063	36,114	42,082	58,949
Dividends to preferred shareholders	(2,863)	(2,969)	(5,725)	(5,938)

Net income available to common shareholders	$22,200	$33,145	$36,357	$53,011

Earnings per common share - basic
Income from continuing operations (net of preferred dividends)	$0.15	$0.83	$0.67	$1.33
Income from discontinued operations	0.45	0.03	0.32	0.06

Income before cumulative effect of accounting change and extraordinary items (net of preferred dividends)	0.60	0.86	0.99	1.39
Cumulative effect of accounting change, net of minority interest	–	–	–	(0.02)
Extraordinary items, net of minority interest	–	–	–	–

Net income available to common shareholders	$0.60	$0.86	$0.99	$1.37

Weighted average common shares outstanding - basic	36,904,954	38,653,625	36,890,139	38,750,350

Earnings per common share - diluted
Income from continuing operations (net of preferred dividends)	$0.15	$0.83	$0.67	$1.32
Income from discontinued operations	0.45	0.02	0.31	0.06

Income before cumulative effect of accounting change and extraordinary items (net of preferred dividends)	0.60	0.85	0.98	1.38
Cumulative effect of accounting change, net of minority interest	–	–	–	(0.02)
Extraordinary items, net of minority interest	–	–	–	–

Net income available to common shareholders	$0.60	$0.85	$0.98	$1.36

Weighted average common shares outstanding - diluted	36,981,334	38,884,223	36,975,168	38,995,749

Dividends declared	$0.78	$0.78	$1.56	$1.56

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
ACCUMULATED EARNINGS
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Treasury Stock	Total

Shareholders' Equity and Accumulated
Earnings, December 31, 2001	$49	$396	$1,010,954	$–	$(5,864)	$(445)	$(103,573)	$901,517
Comprehensive income
Net income	–	–	–	42,082	–	–	–	42,082
Net change in derivative value, net of minority interest	–	–	–	–	(2,724)	–	–	(2,724)

Total comprehensive income								39,358
Proceeds from Dividend Reinvestment and
Employee Stock Purchase Plans	–	–	(123)	–	–	–	1,148	1,025
Adjustment for minority interest of
unitholders in Operating Partnership at
dates of capital transactions	–	–	104	–	–	–	–	104
Restricted stock issuances, net of forfeitures	–	–	(29)	–	–	(496)	525	–
Amortization of deferred compensation	–	–	–	–	–	131	–	131
Dividends to preferred shareholders	–	–	–	(5,725)	–	–	–	(5,725)
Dividends to common shareholders	–	–	(21,165)	(36,357)	–	–	–	(57,522)

Shareholders' Equity and Accumulated Earnings, June 30, 2002	$49	$396	$989,741	$–	$(8,588)	$(810)	$(101,900)	$878,888

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash Flows From Operating Activities
Net income	$42,082	$58,949
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of assets - continuing operations	(13,275)	(15,771)
Net gain on sale of assets - discontinued operations, net of minority interest	(9,415)	–
Minority interest of preferred unitholders in Operating Partnership	2,800	2,800
Minority interest of common unitholders in Operating Partnership	3,430	6,879
Minority interest in discontinued operations	304	294
Equity in loss of unconsolidated entities	843	–
Cumulative effect of accounting change, net of minority interest	–	613
Extraordinary items, net of minority interest	120	77
Depreciation	42,549	36,763
Amortization of deferred loan costs	1,123	942
Changes in assets, (increase) decrease in:
Restricted cash	192	(44)
Other assets	(250)	(3,157)
Deferred charges	(1,765)	(1,370)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(762)	(2,466)
Accounts payable and accrued expenses	(5,390)	579
Security deposits and prepaid rents	(440)	(146)

Net cash provided by operating activities	62,146	84,942

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(87,597)	(118,676)
Net proceeds from sale of assets	140,368	191,340
Capitalized interest	(8,540)	(11,753)
Recurring capital expenditures	(4,731)	(6,939)
Corporate additions and improvements	(548)	(1,240)
Non-recurring capital expenditures	(1,264)	(819)
Revenue generating capital expenditures	(966)	(2,008)
Investment in and advances to unconsolidated entities	(22,821)	–
Distributions from unconsolidated entities	–	4,086

Net cash provided by investing activities	13,901	53,991

Cash Flows From Financing Activities
Payment of financing costs	(150)	(300)
Debt proceeds	38,500	50,000
Debt payments	(21,854)	(68,029)
Lines of credit proceeds (repayments), net	(14,849)	(22,925)
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	1,025	7,081
Treasury stock acquisitions	–	(21,386)
Distributions to preferred unitholders	(2,800)	(2,800)
Distributions to common unitholders	(7,986)	(7,976)
Dividends paid to preferred shareholders	(5,725)	(5,938)
Dividends paid to common shareholders	(57,484)	(59,850)

Net cash used in financing activities	(71,323)	(132,123)

Net increase in cash and cash equivalents	4,724	6,810
Cash and cash equivalents, beginning of period	4,803	7,459

Cash and cash equivalents, end of period	$9,527	$14,269

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except apartment unit data)

1.	ORGANIZATION AND FORMATION OF THE COMPANY

Organization and Formation of the Company
Post Properties, Inc. (the “Company” or “PPI”) through its majority owned subsidiary, Post Apartment Homes, L.P. (the “Operating Partnership”) currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Washington, D.C., Virginia, Nashville, Houston, Austin, Phoenix, Denver, Pasadena, New York City and Charlotte metropolitan areas. At June 30, 2002, approximately 50.9%, 18.8% and 7.2% (on a unit basis) of the Company’s communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company elected to be taxed as a real estate investment trust (“REIT”) for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the current year’s financial statement presentation.

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

SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company expects to implement this requirement of SFAS No. 145 on January 1, 2003. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

3.	NOTES PAYABLE At June 30, 2002 and December 31, 2001, the Company’s indebtedness consisted of the following:

	Payment			Maturity	June 30,	December 31,
Description	Terms	Interest Rate		Date (1)	2002	2001

Senior Notes (Unsecured)
Senior Notes	Int.	6.11% - 7.70%		2003-2010	$385,000	$360,000
Medium Term Notes	Int.	6.69% - 8.12%	(2)	2004-2015	323,000	323,000
Northwestern Mutual Life	Int.	8.37%		2002	–	20,000

					708,000	703,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85%	(3)	2004	140,000	155,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	11,353	11,202
Other	N/A	5.00%	(4)	2021	2,000	2,000

					153,353	168,202

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(5)	2029	102,200	102,200
Northwestern Mutual Life	Prin. and Int.	7.69%		2007	50,146	50,527
Northwestern Mutual Life	Prin. and Int.	6.50%	(6)	2009	47,194	47,681
Northwestern Mutual Life	Prin. and Int.	7.69%		2007	28,044	28,268
Northwestern Mutual Life	Prin. and Int.	6.29%		2007	13,500	–
Parkwood Townhomes TM	Prin. and Int.	7.375%		2014	–	762

					241,084	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.37%	(7)	2025	235,880	235,880

Total					$1,338,317	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(3)	Represents stated rate. At June 30, 2002, the outstanding balance of the Revolver consisted of “money market” and LIBOR based loans with an average interest rate of 2.69%. The Revolver has a total capacity of $320 million and matures in April 2004.
(4)	This loan is interest free for the first three years, with interest at 5.00%, thereafter.
(5)	In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(6)	This note bears interest at 6.50% with an effective rate of 7.30%.
(7)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the average rate for the six months ended June 30, 2002 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

In addition to the unsecured lines of credit reflected in the above table, the Company also has in place an additional $125,000 line of credit facility for general corporate purposes. Upon the renewal of this credit facility in April 2002, the total borrowing capacity was reduced from $185,000 to $125,000. This line bears interest at LIBOR plus 0.9% and matures in April 2003. There were no outstanding borrowings under this facility at June 30, 2002.

During the first quarter of 2002, the Company renewed its Cash Management Line. This line of credit has a maximum borrowing capacity of $20,000, bears interest at LIBOR + 0.75% and matures in February 2003.

New debt issuances

In June 2002, the Company issued $25,000 of unsecured notes at par. These notes bear interest at 6.11% and mature June 18, 2007. Also in June 2002, the Company closed a $13,500 secured mortgage loan. The loan bears interest at 6.29% and monthly principal and interest payments are based on a 25-year amortization schedule. The loan matures on October 1, 2007. Net proceeds from these transactions were used to repay amounts outstanding under the Company’s credit facility.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

Debt maturities The aggregate maturities of the Company’s indebtedness are as follows (1):

2002	$2,328
2003	103,809
2004	27,094
2005	204,402
2006	79,732
Thereafter	769,599

$1,186,964

(1)	Excludes outstanding balances on lines of credit of $151,353 maturing in 2004.

4.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

In 2001, the Company contributed two apartment communities under development in Atlanta, Georgia and one apartment community in Pasadena, California to individual limited liability companies (the “Property LLCs”) with an institutional investor. In May 2002, the Company formed a fourth Property LLC with the same institutional investor through the contribution of an apartment community under development in Washington, DC. The Company holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $217,000 is being funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company. No gain or loss was recognized on the Company’s contribution to the Property LLCs. The Company provides real estate services (development, construction and property management) to the Property LLCs. The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,380 at June 30, 2002. This excess investment will primarily be amortized as a reduction to earnings on a straight line basis over the lives of the related assets.

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	June 30,	December 31,
	2002	2001

Real estate assets, net	$185,302	$115,664
Cash and other	1,162	533

Total assets	$186,464	$116,197

Construction notes payable to Company(1)	$135,872	$77,019
Other liabilities	11,542	11,892

Total liabilities	147,414	88,911
Members' equity	39,050	27,286

Total liabilities and members' equity	$186,464	$116,197

Company's equity investment	$19,047	$12,673

Company's share of construction notes payable	$47,555	$26,957

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$939	$–	$1,342	$–
Expenses	2,369	–	3,752	–

Net loss	$(1,430)	$–	$(2,410)	$–

Company's share of net loss	$(500)	$–	$(843)	$–

(1)	All of the Company’s construction financing to these unconsolidated real estate entities is included in the Company’s outstanding debt and real estate assets. At June 30, 2002 and 2001, the venture partners’ share of the construction loans was $88,317 and $12,808, respectively.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

At June 30, 2002, three of the apartment communities had commenced initial rental operations. The Company’s share of the net loss from these investments is included in other revenue in the accompanying consolidated financial statements.

The Company has committed construction financing to the Property LLCs totaling $167,967 ($135,872 funded at June 30, 2002). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from February 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings.

As part of the development and construction services agreements entered into between the Company and the Property LLCs, the Company guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $19,000). At June 30, 2002, the Company’s estimated obligations under the agreements total approximately $1,100. If the Company is unsuccessful in mitigating these estimated costs, the Company will be required to fund the amounts to the Property LLCs. Any amounts funded will be accounted for as part of the Company’s investment in the Property LLCs. Additionally, under these agreements, the Company is subject to project completion requirements, as defined. At June 30, 2002, the Company has met and believes that it will meet the remaining completion date requirements and not be subject to any additional costs.

5.	REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At June 30, 2002, the Company has classified two apartment communities and six tracts of land as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $40,731 which represents the lower of cost or fair value less costs to sell. The Company expects the sale of these assets to occur in the next twelve months.

In the three months ended June 30, 2002, the Company designated and classified two apartment communities as held for sale. In the three months ended March 31, 2002, the Company designated and classified four apartment communities and one commercial property as held for sale. Under SFAS No. 144, all gains and losses on the sale of these assets and the operating results from these properties are included in discontinued operations for both the current and prior periods. The properties designated as held for sale in the second quarter of 2002 are stated at cost at June 30, 2002.

In the three months ended June 30, 2002, the Company sold the four apartment communities and one commercial property designated as held for sale in the three months ended March 31, 2002. The property sales generated net proceeds of approximately $98,975 and resulted in net gains of approximately $18,385 ($16,146 net of minority interest). For the six months ended June 30, 2002, these gains were reduced by reserves of $7,652 ($6,731 net of minority interest) to write down to fair market value certain of such assets during the first quarter of 2002. The communities sold were located in Dallas, Texas and Tampa, Florida and the commercial property was located in Mesquite, Texas.

For the three and six month periods presented, income from discontinued operations includes the results of operations through the community sale date (if the community was sold prior to June 30, 2002) of six apartment communities containing 2,125 units and one commercial property that were designated as held for sale in 2002. For the three months ended June 30, 2002 and 2001 revenues, property operating and maintenance expenses (exclusive of depreciation and amortization), interest expense and depreciation expense were $2,080, $1,212, $282, and $0 and $5,391, $2,076, $917 and $1,132, respectively. For the six months ended June 30, 2002 and 2001, revenues, property operating and maintenance expenses (exclusive of depreciation and amortization), interest expense and depreciation expense were $7,210, $3,328, $1,087 and $275 and $10,769, $4,138, $1,872 and $2,259, respectively.

In the three months ended March 31, 2002, the Company sold two apartment communities containing 540 units and one commercial property for net proceeds of approximately $41,393. The communities sold were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net gains of approximately $13,275. As these assets were accounted for as held for sale assets at December 31, 2001, the net gains and operating results from these assets were included in continuing operations (see Note 2). For the three months ended June 30, 2002 and 2001, the consolidated statements of operations include net income of $0 and $816, respectively, from these two communities and one commercial property held for sale at December 31, 2001. For the six months ended June 30, 2002 and 2001, the consolidated statements of operations included net income of $366 and $1,646, respectively, from these properties. For the three and six months ended June 30, 2001, net income reflected above includes depreciation expense of $209 and $416, respectively.

Subsequent to June 30, 2002, the Company made the decision to sell two land parcels that had been held for future development in Austin, Texas and Denver, Colorado. The Company anticipates the sale of these parcels will result in a loss of approximately $3,000 in the third quarter of 2002, which will be offset by gains expected on the sale of two communities currently under contract to close in the third quarter of 2002.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

6.	EARNINGS PER SHARE

For the three and six months ended June 30, 2002 and 2001, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

Basic and diluted income from continuing
operations available to common shareholders (numerator):
Income from continuing operations	$8,522	$35,074	$30,572	$57,433
Less: Preferred stock dividends	(2,863)	(2,969)	(5,725)	(5,938)

Income from continuing operations available to common shareholders	$5,659	$32,105	$24,847	$51,495

Common shares (denominator):
Weighted average shares outstanding - basic	36,904,954	38,653,625	36,890,139	38,750,350
Incremental shares from assumed conversion of stock options	76,380	230,598	85,029	245,399

Weighted average shares outstanding - diluted ...	36,981,334	38,884,223	36,975,168	38,995,749

7.	DERIVATIVE INSTRUMENTS

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard established accounting and reporting standards for derivative and hedging activities and required the Company to recognize all derivative financial instruments on its balance sheet at fair value. Upon the adoption of SFAS No. 133, the Company recorded a net transition loss of $613, net of minority interest, relating to the write down of the book value of its interest rate cap agreements to their fair value. This loss was reflected as a cumulative effect of accounting change in the consolidated statement of operations for the six months ended June 30, 2001.

At June 30, 2002, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the six months ended June 30, 2002, the Company recorded the unrealized net loss of $2,724, net of minority interest, on these cash flow hedges as a decrease in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $2,724 was comprised of an unrealized net gain of $1,933, net of minority interest, for the three months ended March 31, 2002 and an unrealized net loss of $4,657, net of minority interest, for the three months ended June 30, 2002. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in the statement of operations for the six months ended June 30, 2002. This charge against earnings during the period and the fair value of the interest rate cap agreements as of June 30, 2002 were not significant to the Company’s financial position or results of operations. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $1,886.

At June 30, 2001, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the six months ended June 30, 2001, the Company recorded the unrealized net loss of $450, net of minority interest, on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying balance sheet. This unrealized net loss of $450 was comprised of an unrealized net loss of $2,764, net of minority interest, for the three months ended March 31, 2001 and an unrealized net gain of $2,314, net of minority interest, for the three months ended June 30, 2001.

8.	SEGMENT INFORMATION

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

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.
•	Communities stabilized during 2001 – communities which reached stabilized occupancy in the prior year.
•	Development and lease up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.
•	Sold communities - communities which were sold in the current or prior year and not reflected as discontinued operations (see Note 2).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Fully stabilized communities	$65,754	$71,577	$132,678	$142,990
Communities stabilized during 2001	5,269	4,574	10,601	8,247
Development and lease-up communities	8,599	5,922	16,623	11,112
Sold communities	–	6,043	745	15,362
Third party services	–	4,353	–	7,959
Other	3,815	4,301	7,570	8,306

Consolidated revenues	$83,437	$96,770	$168,217	$193,976

Contribution to Funds from Continuing Operations
Fully stabilized communities	$42,599	$48,848	$86,773	$98,178
Communities stabilized during 2001	3,461	2,855	6,899	4,872
Development and lease-up communities	4,604	3,456	8,966	6,381
Sold communities	–	3,592	369	9,699
Third party services	–	624	–	1,032

Contribution to Funds from Continuing Operations	50,664	59,375	103,007	120,162

Funds from Operations - discontinued operations	153	2,425	2,402	4,870
Other operating income, net of expense	(1,921)	(1,521)	(5,429)	(3,919)
Depreciation on non-real estate assets	(517)	(592)	(984)	(1,246)
Minority interest in consolidated property partnerships	460	537	943	817
Interest expense	(14,231)	(13,803)	(27,953)	(27,833)
Amortization of deferred loan costs	(569)	(490)	(1,123)	(942)
General and administrative expense	(3,720)	(3,357)	(7,486)	(6,646)
Dividends to preferred shareholders	(2,863)	(2,969)	(5,725)	(5,938)

Total FFO	27,456	39,605	57,652	79,325

Depreciation on real estate assets	(20,407)	(17,600)	(40,131)	(34,222)
Gain on property sales - continuing operations	–	15,660	13,275	15,771
Minority interest of common unitholders in Operating Partnership	(803)	(4,294)	(3,430)	(6,879)
Income from discontinued operations	(587)	(1,266)	(2,519)	(2,500)
Dividends to preferred shareholders	2,863	2,969	5,725	5,938

Income from continuing operations	$8,522	$35,074	$30,572	$57,433

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

9.	PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, the Company recorded a charge based on management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. As part of the charge, the Company established approximately $3,632 of accrued liabilities, primarily related to employee severance costs. These amounts are expected to be paid in 2002. The following table summarizes the activity relating to the accrued charges during the six months ended June 30, 2002.

Accrued severance and other charges, December 31, 2001	$3,632
Payments for three months ended March 31, 2002	(1,430)
Payments for three months ended June 30, 2002	(771)

Accrued severance and other charges, June 30, 2002	$1,431

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Company, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001. In the first quarter of 2002, the Company received payments representing approximately 26% of the outstanding note balance. As these payments constitute adequate initial principal payments under the notes, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $2,799 at June 30, 2002) and to remove the net assets and liabilities of the former PLG from the Company’s financial statements. No further gain or loss was recognized in 2002.

The Company also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% financed by the Company. Through March 31, 2002, the Company had not received adequate initial payments under the note receivable, therefore full sales recognition for this transaction was deferred. Through June 30, 2002, the Company received payments under the notes representing approximately 10% of the original outstanding note balance. As these payments constitute adequate initial principal payments under the notes, the sale was recognized in the second quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $1,226 at June 30, 2002), record a net gain of $510 and to remove the net assetsand liabilities of the former RAM from the Company’s financial statements.

During the first quarter of 2002, the Company agreed to transfer certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC in exchange for Oxford Properties’ assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties has the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties has also agreed to employ 28 former Company and Post Construction Services employees. As a result, the Company will not be responsible for costs that would otherwise result from winding up the third party construction business. The Company recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties, LLC is an entity owned by former officers of the Company and by the son of the Company’s chairman and former chief executive officer, John A. Williams. Mr. Williams does not own any of the outstanding equity interests in Oxford Properties and he will not have any management role in Oxford Properties, LLC.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2002 and 2001 were as follows:

During the six months ended June 30, 2002 and 2001, the Company contributed certain apartment communities with aggregate costs of $43,249 and $29,583, respectively, to unconsolidated limited liability companies in exchange for equity ownership and construction notes receivable interests in the entities (see note 4).

During the six months ended June 30, 2001, holders of 14,604 units in the Operating partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholder’s equity in the amounts of $104 and $1,174 for the six months ended June 30, 2002 and 2001, respectively.

11.	STOCK BASED COMPENSATION PLAN

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

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Real estate assets
Land	$270,920	$277,146
Building and improvements	1,888,235	1,794,658
Furniture, fixtures and equipment	231,400	212,390
Construction in progress	216,292	419,449
Investments in and advances to unconsolidated real estate entities	154,919	89,692
Land held for future development	25,526	23,658

	2,787,292	2,816,993
Less: accumulated depreciation	(399,386)	(393,014)
Assets held for sale	40,731	39,419

Total real estate assets	2,428,637	2,463,398
Cash and cash equivalents	9,527	4,803
Restricted cash	1,123	1,315
Deferred charges, net	17,927	18,203
Other assets	49,912	50,632

Total assets	$2,507,126	$2,538,351

Liabilities and partners' equity
Notes payable	$1,338,317	$1,336,520
Accrued interest payable	8,898	9,660
Distribution payable	33,245	33,208
Accounts payable and accrued expenses	66,485	72,277
Security deposits and prepaid rents	8,576	9,016

Total liabilities	1,455,521	1,460,681

Commitments and contingencies	–	–

Partner's equity
Preferred units	215,000	215,000
Common units
General partner	9,647	9,877
Limited partners	836,708	859,438
Accumulated other comprehensive income	(9,750)	(6,645)

Total partners' equity	1,051,605	1,077,670

Total liabilities and partners' equity	$2,507,126	$2,538,351

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Rental	$79,803	$87,842	$161,303	$177,507
Interest	281	503	686	987
Other	3,353	4,072	6,228	7,523
Third party services	–	4,353	–	7,959

Total revenues	83,437	96,770	168,217	193,976

Expenses
Property operating and maintenance (exclusive of items shown separately below)	33,007	33,080	66,796	66,600
Depreciation expense	21,645	17,740	42,275	34,504
Interest	14,231	13,803	27,953	27,833
Amortization of deferred loan costs	569	490	1,123	942
General and administrative	3,720	3,357	7,486	6,646
Minority interest in consolidated property partnerships	(460)	(537)	(943)	(817)
Third party services	–	3,729	–	6,927

Total expenses	72,712	71,662	144,690	142,635

Income from continuing operations before gains on property sales	10,725	25,108	23,527	51,341
Gains on property sales	–	15,660	13,275	15,771

Income from continuing operations	10,725	40,768	36,802	67,112

Discontinued operations
Income from discontinued operations	586	1,266	2,519	2,500
Gains on property sales	18,385	–	10,733	–
Income from discontinued operations	18,971	1,266	13,252	2,500

Income before cumulative effect of accounting change and extraordinary items	29,696	42,034	50,054	69,612
Cumulative effect of accounting change	–	–	–	(695)
Extraordinary items	(136)	(88)	(136)	(88)

Net income	29,560	41,946	49,918	68,829
Distributions to preferred unitholders	(4,263)	(4,369)	(8,525)	(8,738)

Net income available to common unitholders	$25,297	$37,577	$41,393	$60,091

Earnings per common unit - basic
Income from continuing operations (net of preferred distributions)	$0.15	$0.83	$0.67	$1.33
Income from discontinued operations	0.45	0.03	0.32	0.06

Income before cumulative effect of accounting change and
extraordinary items (net of preferred distributions)	0.60	0.86	0.99	1.39
Cumulative effect of accounting change	–	–	–	(0.02)
Extraordinary items	–	–	–	–

Net income available to common unitholders	$0.60	$0.86	$0.99	$1.37

Weighted average common units outstanding - basic	42,023,842	43,821,817	42,009,027	43,924,352

Earnings per common unit - diluted
Income from continuing operations (net of preferred distributions)	$0.15	$0.83	$0.67	$1.32
Income from discontinued operations	0.45	0.02	0.31	0.06

Income before cumulative effect of accounting change and
extraordinary items (net of preferred distributions)	0.60	0.85	0.98	1.38
Cumulative effect of accounting change	–	–	–	(0.02)
Extraordinary items	–	–	–	–

Net income available to common unitholders	$0.60	$0.85	$0.98	$1.36

Weighted average common units outstanding - diluted	42,100,222	44,052,415	42,094,056	44,169,751

Distributions declared	$0.78	$0.78	$1.56	$1.56

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In thousands)
(Unaudited)

		Common Units		Accumulated
				Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income	Total

Partners' Equity, December 31, 2001	$215,000	$9,877	$859,438	$(6,645)	$1,077,670
Comprehensive income
Net income	8,525	414	40,979	–	49,918
Net change in derivative value	–	–	–	(3,105)	(3,105)

Total comprehensive income					46,813
Contributions from the Company related to Dividend
Reinvestment and Employee Stock Purchase Plans .	–	10	1,015	–	1,025

Distributions to preferred Unitholders	(8,525)	–	–	–	(8,525)

Distributions to common Unitholders	–	(655)	(64,854)	–	(65,509)
Contributions from the Company related to shares
issued for restricted stock, net deferred compensation	–	1	130	–	131

Partners' Equity, June 30, 2002	$215,000	$9,647	$836,708	$(9,750)	$1,051,605

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited))

	Six Months Ended
	June 30,

	2002	2001

Cash Flows From Operating Activities
Net income	$49,918	$68,829
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of assets - continuing operations	(13,275)	(15,771)
Net gain on sale of assets - discontinued operations	(10,733)	–
Equity in loss of unconsolidated real estate entities	843	–
Extraordinary items	136	88
Depreciation	42,549	36,763
Amortization of deferred loan costs	1,123	942
Cumulative effect of accounting change	–	695
Changes in assets, (increase) decrease in:
Restricted cash	192	(44)
Other assets	(250)	(3,157)
Deferred charges	(1,765)	(1,370)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(762)	(2,466)
Accounts payable and accrued expenses	(5,390)	579
Security deposits and prepaid rents	(440)	(146)

Net cash provided by operating activities	62,146	84,942

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(87,597)	(118,676)
Net proceeds from sale of assets	140,368	191,340
Capitalized interest	(8,540)	(11,753)
Recurring capital expenditures	(4,731)	(6,939)
Corporate additions and improvements	(548)	(1,240)
Non-recurring capital expenditures	(1,264)	(819)
Revenue generating capital expenditures	(966)	(2,008)
Investment in and advances to unconsolidated entities	(22,821)	–
Distribution from unconsolidated entities	–	4,086

Net cash provided by investing activities	13,901	53,991

Cash Flows From Financing Activities
Payment of financing costs	(150)	(300)
Debt proceeds	38,500	50,000
Debt payments	(21,854)	(68,029)
Lines of credit proceeds (repayments), net	(14,849)	(22,925)
Purchase of units	–	(21,386)
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	1,025	7,081
Distributions to preferred unitholders	(8,525)	(8,738)
Distributions to common unitholders	(65,470)	(67,826)

Net cash used in financing activities	(71,323)	(132,123)

Net increase in cash and cash equivalents	4,724	6,810
Cash and cash equivalents, beginning of period	4,803	7,459

Cash and cash equivalents, end of period	$9,527	$14,269

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

1.	ORGANIZATION AND FORMATION OF THE COMPANY

Organization and Formation of the Company
Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for its general partner, Post Properties, Inc. (the “Company” or “PPI”). The Operating Partnership, through its operating divisions and subsidiaries, is the entity through which all of the Company’s operations are conducted. At June 30, 2002, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 87.8% of the common units in the Operating Partnership (“Common Units”) and 63.6% of the Perpetual Preferred Partnership Units (“Preferred Units”). The other limited partners of the Operating Partnership, who hold Common Units, are those persons (including certain officers and directors of the Company) who, at the time of Initial Offering, elected to hold all or a portion of the their interest in the form of Common Units rather than receiving shares of Company common stock. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Common Stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

The Company elected to be taxed as a real estate investment trust (“REIT”) for Federal income tax purposes beginning with the year ended December 31, 1993. A REIT is a legal entity that holds real estate interest and, through payments of dividends to shareholder, in practical effect is not subject to Federal income taxes at the corporate level.

The Operating Partnership currently owns and manages or in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Washington, D.C., Virginia, Nashville, Houston, Austin, Phoenix, Denver, Pasadena, New York City and Charlotte metropolitan areas. At June 30, 2002, approximately 50.9%, 18.8% and 7.2% (on a unit basis) of the Operating Partnership’s communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.
Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in the Post Apartment Homes. L.P. Annual Report on Form 10-K for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the current year’s financial statement presentation.
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

As part of its on-going financing strategy, the Operating Partnership is actively engaged in a real estate asset sale program. The proceeds from real estate asset sales are primarily used to fund the construction of new apartment communities. The Operating Partnership designates and classifies real estate assets as held for sale when its internal investment committee approves the sale and the Operating Partnership has commenced an active program to sell the assets. The Operating Partnership generally expects to sell the assets held for sale within six to twelve months from the date an active sales program

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

commences. The real estate assets held for sale are presented separately in the consolidated balance sheets. Subsequent to this classification, no further depreciation is recorded on the assets.

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

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Operating Partnership to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Operating Partnership expects to implement this requirement of SFAS No. 145 on January 1, 2003. The remaining provisions of SFAS No. 145 are generally not applicable to the Operating Partnership.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

3.	NOTES PAYABLE At June 30, 2002 and December 31, 2001, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	June 30,	December 31,
Description	Terms	Interest Rate		Date (1)	2002	2001

Senior Notes (Unsecured)
Senior Notes	Int.	6.11% - 7.70%		2003-2010	$385,000	$360,000
Medium Term Notes	Int.	6.69% - 8.12%	(2)	2004-2015	323,000	323,000
Northwestern Mutual Life	Int.	8.37%		2002	–	20,000

					708,000	703,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85%	(3)	2004	140,000	155,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	11,353	11,202
Other	N/A	5.00%	(4)	2021	2,000	2,000

					153,353	168,202

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(5)	2029	102,200	102,200
Northwestern Mutual Life	Prin. and Int.	7.69%		2007	50,146	50,527
Northwestern Mutual Life	Prin. and Int.	6.50%	(6)	2009	47,194	47,681
Northwestern Mutual Life	Prin. and Int.	7.69%		2007	28,044	28,268
Northwestern Mutual Life	Prin. and Int.	6.29%		2007	13,500	–
Parkwood Townhomes TM	Prin. and Int.	7.375%		2014	–	762

					241,084	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.37%	(7)	2025	235,880	235,880

Total					$1,338,317	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(3)	Represents stated rate. At June 30, 2002, the outstanding balance of the Revolver consisted of “money market” and LIBOR based loans with an average interest rate of 2.69%. The Revolver has a total capacity of $320 million and matures in April 2004.
(4)	This loan is interest free for the first three years, with interest at 5.00%, thereafter.
(5)	In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(6)	This note bears interest at 6.50% with an effective rate of 7.30%.
(7)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the average rate for the six months ended June 30, 2002 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

In addition to the unsecured lines of credit reflected in the above table, the Operating Partnership also has in place an additional $125,000 line of credit facility for general corporate purposes. Upon the renewal of this credit facility in April 2002, the total borrowing capacity was reduced from $185,000 to $125,000. This line bears interest at LIBOR plus 0.9% and matures in April 2003. There were no outstanding borrowings under this facility at June 30, 2002.

During the first quarter of 2002, the Operating Partnership renewed its Cash Management Line. This line of credit has a maximum borrowing capacity of $20,000, bears interest at LIBOR + 0.75% and matures in February 2003.

New debt issuances

In June 2002, the Operating Partnership issued $25,000 of unsecured notes at par. These notes bear interest at 6.11% and mature June 18, 2007. Also in June 2002, the Operating Partnership closed a $13,500 secured mortgage loan. The loan bears interest at 6.29% and monthly principal and interest payments are based on a 25-year amortization schedule. The loan matures on October 1, 2007. Net proceeds from these transactions were used to repay amounts outstanding under the Operating Partnership’s credit facility.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

Debt maturities
The aggregate maturities of the Operating Partnership’s indebtedness are as follows (1):

2002	$2,328
2003	103,809
2004	27,094
2005	204,402
2006	79,732
Thereafter	769,599

$1,186,964

(1) Excludes outstanding balances on lines of credit of $151,353 maturing in 2004.

4.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

In 2001, the Operating Partnership contributed two apartment communities under development in Atlanta, Georgia and one apartment community in Pasadena, California to individual limited liability companies (the “Property LLCs”) with an institutional investor. In May 2002, the Operating Partnership formed a fourth Property LLC with the same institutional investor through the contribution of an apartment community under development in Washington, DC. The Operating Partnership holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $217,000 is being funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Operating Partnership. No gain or loss was recognized on the Operating Partnership’s contribution to the Property LLCs. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs. The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,380 at June 30, 2002. This excess investment will primarily be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	June 30,	December 31,
	2002	2001

Real estate assets, net	$185,302	$115,664
Cash and other	1,162	533

Total assets	$186,464	$116,197

Construction notes payable to Operating Partnership(1)	$135,872	$77,019
Other liabilities	11,542	11,892

Total liabilities	147,414	88,911
Members' equity	39,050	27,286

Total liabilities and members' equity	$186,464	$116,197

Operating Partnership's equity investment	$19,047	$12,673

Operating Partnership's share of construction notes payable	$47,555	$26,957

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$939	$–	$1,342	$–
Expenses	2,369	–	3,752	–

Net loss	$(1,430)	$–	$(2,410)	$–

Company's share of net loss	$(500)	$–	$(843)	$–

(1)    All of the Operating Partnership’s construction financing to these unconsolidated real estate entities is included in the Operating Partnership’s outstanding debt and real estate assets. At June 30, 2000 and 2001, the venture partners’ share of the construction loans was $88,317 and $12,808, respectively.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

At June 30, 2002, three of the apartment communities had commenced initial rental operations. The Operating Partnership’s share of the net loss from these investments is included in other revenue in the accompanying consolidated financial statements.

The Operating Partnership has committed construction financing to the Property LLCs totaling $167,967 ($135,872 funded at June 30, 2002). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from February 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings.

As part of the development and construction services agreements entered into between the Operating Partnership and the Property LLCs, the Operating Partnership guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $19,000). At June 30, 2002, the Operating Partnership’s estimated obligations under the agreements total approximately $1,100. If the Operating Partnership is unsuccessful in mitigating these estimated costs, the Operating Partnership will be required to fund the amounts to the Property LLCs. Any amounts funded will be accounted for as part of the Operating Partnership’s investment in the Property LLCs. Additionally, under these agreements, the Operating Partnership is subject to project completion requirements, as defined. At June 30, 2002, the Operating Partnership has met and believes that it will meet the remaining completion date requirements and not be subject to any additional costs.

5.	REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At June 30, 2002, the Operating Partnership has classified two apartment communities and six tracts of land as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $40,731 which represents the lower of cost or fair value less costs to sell. The Operating Partnership expects the sale of these assets to occur in the next twelve months.

In the three months ended June 30, 2002, the Operating Partnership designated and classified two apartment communities as held for sale. In the three months ended March 31, 2002, the Operating Partnership designated and classified four apartment communities and one commercial property as held for sale. Under SFAS No. 144, all gains and losses on the sale of these assets and the operating results from these properties are included in discontinued operations for both the current and prior periods. The properties designated as held for sale in the second quarter of 2002 are stated at cost at June 30, 2002.

In the three months ended June 30, 2002, the Operating Partnership sold the four apartment communities and one commercial property designated as held for sale in the three months ended March 31, 2002. The property sales generated net proceeds of approximately $98,975 and resulted in net gains of approximately $18,385. For the six months ended June 30, 2002, these gains were reduced by reserves of $7,652 to write down to fair market value certain of such assets during the first quarter of 2002. The communities sold were located in Dallas, Texas and Tampa, Florida and the commercial property was located in Mesquite, Texas.

For the three and six month periods presented, income from discontinued operations includes the results of operations through the community sale date (if the community was sold prior to June 30, 2002) of six apartment communities containing 2,125 units and one commercial property that were designated as held for sale in 2002. For the three months ended June 30, 2002 and 2001 revenues, property operating and maintenance expenses (exclusive of depreciation and amortization), interest expense and depreciation expense were $2,080, $1,212, $282, and $0 and $5,391, $2,076, $917 and $1,132, respectively. For the six months ended June 30, 2002 and 2001, revenues, property operating and maintenance expenses (exclusive of depreciation and amortization), interest expense and depreciation expense were $7,210, $3,328, $1,087 and $275 and $10,769, $4,138, $1,872 and $2,259, respectively.

In the three months ended March 31, 2002, the Operating Partnership sold two apartment communities containing 540 units and one commercial property for net proceeds of approximately $41,393. The communities sold were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net gains of approximately $13,275. As these assets were accounted for as held for sale assets at December 31, 2001, the net gains and operating results from these assets were included in continuing operations (see Note 2). For the three months ended June 30, 2002 and 2001, the consolidated statements of operations include net income of $0 and $816, respectively, from these two communities and one commercial property held for sale at December 31, 2001. For the six months ended June 30, 2002 and 2001, the consolidated statements of operations included net income of $366 and $1,646, respectively,

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

from these properties. For the three and six months ended June 30, 2001, net income reflected above includes depreciation expense of $209 and $416, respectively.

Subsequent to June 30, 2002, the Operating Partnership made the decision to sell two land parcels that had been held for future development in Austin, Texas and Denver, Colorado. The Operating Partnership anticipates the sale of these parcels will result in a loss of approximately $3,000 in the third quarter of 2002, which will be offset by gains expected on the sale of two communities currently under contract to close in the third quarter of 2002.

6.	EARNINGS PER UNIT

For the three and six months ended June 30, 2002 and 2001, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic and diluted income available to common
unitholders (numerator):
Income from continuing operations	$10,725	$40,768	$36,802	$67,112
Less: Preferred unit distributions	(4,263)	(4,369)	(8,525)	(8,738)

Income from continuing operations available to
common unitholders	$6,462	$36,399	$28,277	$58,374

Common units (denominator):
Weighted average units outstanding - basic	42,023,842	43,821,817	42,009,027	43,924,352
Incremental units from assumed conversion of
stock options	76,380	230,598	85,029	245,399

Weighted average units outstanding - diluted	42,100,222	44,052,415	42,094,056	44,169,751

7.         DERIVATIVE INSTRUMENTS

On January 1, 2001, the Operating Partnership adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard established accounting and reporting standards for derivative and hedging activities and required the Operating Partnership to recognize all derivative financial instruments on its balance sheet at fair value. Upon the adoption of SFAS No. 133, the Operating Partnership recorded a net transition loss of $695 relating to the write down of the book value of its interest rate cap agreements to their fair value. This loss was reflected as a cumulative effect of accounting change in the consolidated statement of operations for the six months ended June 30, 2001.

At June 30, 2002, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the six months ended June 30, 2002, the Operating Partnership recorded the unrealized net loss of $3,105 on these cash flow hedges as a decrease in accumulated other comprehensive income, a partners’ equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $3,105 was comprised of an unrealized net gain of $2,198 for the three months ended March 31, 2002 and an unrealized net loss of $5,303 for the three months ended June 30, 2002. In addition, the Operating Partnership recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in the statement of operations for the six months ended June 30, 2002. This charge against earnings during the period and the fair value of the interest rate cap agreements as of June 30, 2002 were not significant to the Operating Partnership’s financial position or results of operations. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $1,886.

At June 30, 2001, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. For the six months ended June 30, 2001, the Operating Partnership recorded the unrealized net loss of $512 on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a partners’ equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $512 was comprised of an unrealized net loss of $3,134 for the three months ended March 31, 2001 and an unrealized net gain of 2,622 for the three months ended June 30, 2001.

8.	SEGMENT INFORMATION

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

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.
•	Communities stabilized during 2001 – communities which reached stabilized occupancy in the prior year.
•	Development and lease up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.
•	Sold communities - communities which were sold in the current or prior year and not reflected as discontinued operations (see Note 2).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Fully stabilized communities	$65,754	$71,577	$132,678	$142,990
Communities stabilized during 2001	5,269	4,574	10,601	8,247
Development and lease-up communities	8,599	5,922	16,623	11,112
Sold communities	–	6,043	745	15,362
Third party services	–	4,353	–	7,959
Other	3,815	4,301	7,570	8,306

Consolidated revenues	$83,437	$96,770	$168,217	$193,976

Contribution to Funds from Operations from continuing operations
Fully stabilized communities	$42,599	$48,848	$86,773	$98,178
Communities stabilized during 2001	3,461	2,855	6,899	4,872
Development and lease-up communities	4,604	3,456	8,966	6,381
Sold communities	–	3,592	369	9,699
Third party services	–	624	–	1,032

Contribution to FFO from continuing operations	50,664	59,375	103,007	120,162

Fund from Operations - discontinued operations	153	2,425	2,402	4,870
Other operating income, net of expense	(521)	(121)	(2,629)	(1,119)
Depreciation on non-real estate assets	(517)	(592)	(984)	(1,246)
Minority interest in consolidated property partnerships	460	537	943	817
Interest expense	(14,231)	(13,803)	(27,953)	(27,833)
Amortization of deferred loan costs	(569)	(490)	(1,123)	(942)
General and administrative expense	(3,720)	(3,357)	(7,486)	(6,646)
Distributions to preferred unitholders	(4,263)	(4,369)	(8,525)	(8,738)

Total FFO	27,456	39,605	57,652	79,325

Depreciation on real estate assets	(20,407)	(17,600)	(40,131)	(34,222)
Gain on property sales - continuing operations	–	15,660	13,275	15,771
Income from discontinued operations	(587)	(1,266)	(2,519)	(2,500)
Distributions to preferred unitholders	4,263	4,369	8,525	8,738

Income from continuing operations	$10,725	$40,768	$36,802	$67,112

9.	PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, the Operating Partnership recorded a charge based on management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. As part of the charge, the Operating Partnership established approximately $3,632 of accrued liabilities, primarily related to employee severance costs. These amounts are expected to be paid in 2002. The following table summarizes the activity relating to the accrued charges during the six months ended June 30, 2002.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

Accrued severance and other charges, December 31, 2001	3,632
Payments for three months ended March 31, 2002	(1,430)
Payments for three months ended June 30, 2002	(771)

Accrued severance and other charges, June 30, 2002	$1,431

In the fourth quarter of 2001, the Operating Partnership sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Operating Partnership, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001. In the first quarter of 2002, the Operating Partnership received payments representing approximately 26% of the outstanding note balance. As these payments constitute adequate initial principal payments under the note, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $2,799 at June 30, 2002) and to remove the net assets and liabilities of the former PLG from the Operating Partnership’s financial statements. No further gain or loss was recognized in 2002.

The Operating Partnership also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% financed by the Operating Partnership. Through March 31, 2002, the Operating Partnership had not received adequate initial payments under the note receivable, therefore full sales recognition for this transaction was deferred. Through June 30, 2002, the Company received payments under the notes representing approximately 10% of the original outstanding note balance. As these payments constitute adequate initial principal payments under the notes, the sale was recognized in the second quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $1,226 at June 30, 2002), record a net gain of $510 and to remove the net assets and liabilities of the former RAM from the Company’s financial statements.

During the first quarter of 2002, the Operating Partnership agreed to transfer certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC in exchange for Oxford Properties’ assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties has the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties has also agreed to employ 28 former Operating Partnership and Post Construction Services employees. As a result, the Operating Partnership will not be responsible for costs that would otherwise result from winding up the third party construction business. The Operating Partnership recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties, LLC is an entity owned by former officers of the Operating Partnership and by the son of the Operating Partnership’s chairman and former chief executive officer, John A. Williams. Mr. Williams does not own any of the outstanding equity interests in Oxford Properties and he will not have any management role in Oxford Properties, LLC.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2002 and 2001 were as follows:

During the six months ended June 30, 2002 and 2001, the Operating Partnership contributed certain apartment communities with aggregate costs of $43,249 and $29,583, respectively, to unconsolidated limited liability companies in exchange for equity ownership and construction notes receivable interests in the entities (see note 4).

11.	STOCK BASED COMPENSATION PLAN

During the first quarter of 2002, the Company granted 15,353 shares of restricted stock to Operating Partnership officers. The restricted shares vest ratably over a three-year period. The total value of the restricted share grant was initially reflected in partners’ equity as additional capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

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

As of June 30, 2002, there were 42,023,909 Units outstanding, of which 36,905,021 or 87.8%, were owned by the Company and 5,118,888 or 12.2% were owned by other limited partners (including certain officers and directors of the Company). As of June 30, 2002, there were 7,700,000 preferred units outstanding, of which 4,900,000 were owned by the Company.

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The discussion below addresses the implementation of new accounting pronouncements and policies during the six months ended June 30, 2002.

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

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is stricter under APB No. 30, the impact to the Company will be for the potential treatment of gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company expects to implement the requirements of SFAS No. 145 on January 1, 2003. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

Results of Operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations.

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001

The Operating Partnership reported net income available to common unitholders of $25,297 and $37,577 for the three months ended June 30, 2002 and 2001, respectively, and the Company reported net income available to common shareholders of $22,200 and $33,145 for the three months ended June 30, 2002 and 2001, respectively. The decrease in Company net income available to common shareholders of $10,945 from 2001 to 2002 was due to the operating performance of the fully stabilized communities primarily as a result of the state of the national economy (see below), the slower lease-up of new development communities and the dilutive impact of the Company’s asset sale and capital reinvestment program.

Rental and other revenues decreased $8,758, or 9.5% from 2001 to 2002 primarily due to a decrease of $5,823 or 8.1% in revenues from fully stabilized communities discussed further below. The rental and other revenue increases from the Company’s newly stabilized and lease-up properties of $3,372 were offset by the revenue reduction of $6,043 from assets sold under the Company’s asset sale and capital recycling program.

Property operating and maintenance expenses (exclusive of depreciation and amortization) remained relatively comparable between 2001 to 2002 as the expense increases from fully stabilized and lease-up communities were offset by the reduction of expenses from assets sold between periods.

As more fully discussed in Note 8 to the consolidated financial statements, the Company exited the third party property management and landscape service businesses in the fourth quarter of 2001 through the sale of the businesses to their former management teams. These sales allowed the Company to simplify its operations through reduced workforce (from approximately 2,100 employees prior to the sale to approximately 1,200 employees as of June 30, 2002) and focus on its core business of owning, developing and managing multifamily real estate assets.

The net gain on property sales included in continuing operations for 2001 resulted from the sale of five communities containing 2,439 units and two land parcels. The gain on property sales in 2002 is included in discontinued operations in accordance with SFAS No. 144. See the section titled “Discontinued Operations” below for further discussion.

Depreciation expense increased $3,905 or 22.0% from 2001 to 2002 primarily due to increased depreciation on newly stabilized and lease-up properties, partially offset by the cessation of depreciation on properties sold and currently held for sale.

General and administrative expenses increased $363 or 10.8% from 2001 to 2002 primarily due to reduced capitalization of overhead to communities under construction between periods.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

The Operating Partnership reported net income available to common unitholders of $41,393 and $60,091 for the six months ended June 30, 2002 and 2001, respectively, and the Company reported net income available to common shareholders of $36,357 and $53,011 for the six months ended June 30, 2002 and 2001, respectively. The decrease in net income available to common shareholders of $16,654 from 2001 to 2002 was primarily due to the operating performance of the fully stabilized communities primarily as a result of the state of the national economy (see below), the slower lease-up of new development communities and the dilutive impact of the Company’s asset sale and capital reinvestment program. The decrease in income from operations was partially offset by increased gains on property sales (from continuing and discontinuing operations) due to the timing and mix of assets sold between periods.

Rental and other revenues decreased $17,499, or 9.5%, from 2001 to 2002 primarily due to a decrease of $10,312, or 7.2%, in revenues from fully stabilized communities discussed further below. Rental and other revenue increases from the Company’s

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

newly stabilized and lease-up properties of $7,863 were offset by revenue reduction of $14,617 from assets sold under the Company’s asset sale and capital recycling program.

Property operating and maintenance expense (exclusive of depreciation and amortization) remained comparable between 2001 to 2002 as the expense increases from fully stabilized and lease-up communities were offset by the reduction of expenses from assets sold between periods.

As discussed above and in Note 8 to the consolidated financial statement, the Company exited the third party property management and landscape service business in the fourth quarter of 2001 through the sale of the businesses to their former management teams. These sales allowed the Company to simplify its operations through reduced work force (from approximately 2,100 employees prior to the sale to approximately 1,200 employees as of June 30, 2002) and focus on its core business of owning, developing and managing multifamily real estate assets.

The net gain on property sales included in continuing operations for 2001 resulted from the sale of five communities containing 2,439 units and two land parcels. The net gain on property sales included in continuing operations for 2002 resulted from the sale of two communities containing 540 units and one commercial property. These assets were all sold or classified as assets held for sale at December 31, 2001. The gain on property sales included in discontinued operations, under SFAS No. 144, in 2002 resulted from the sale of four communities containing 1,450 units and one commercial property, less reserves to write down to fair value certain real estate assets designated as held for sale during the first quarter 2002. See the section titled “Discontinued Operations” below for further discussion.

Depreciation expense increased $7,771, or 22.5%, from 2001 to 2002 primarily due to increased depreciation on newly stabilized and lease-up properties, partially offset by the cessation of depreciation on properties sold and currently held for sale.

General and administrative expenses increased $840, or 12.6%, from 2001 to 2002 primarily due to reduced capitalization of overhead to communities under construction between periods.

Discontinued Operations

In accordance with the implementation provisions of SFAS No. 144, the operating results and gains on property sales of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.

For the three and six month periods presented, income from discontinued operations includes the results of operations through the community sale date (if the community was sold prior to June 30, 2002) of six apartment communities containing 2,125 units and one commercial property that were designated as held for sale in 2002. For the three months ended June 30, 2002 and 2001 revenues, property operating and maintenance expenses (exclusive of depreciation and amortization), interest expense and depreciation expense were $2,080, $1,212, $282, and $0 and $5,391, $2,076, $917 and $1,132, respectively. For the six months ended June 30, 2002 and 2001, revenues, property operating and maintenance expenses (exclusive of depreciation and amortization), interest expense and depreciation expense were $7,210, $3,328, $1,087 and $275 and $10,769, $4,138, $1,872 and $2,259, respectively. The decrease between periods results from the sale of four apartment communities and one commercial property in the second quarter of 2002 causing second quarter of 2002 to include only the operating results of these sold properties through their actual sale dates.

In the three months ended June 30, 2002, the Company sold the four apartment communities and one commercial property designated as held for sale in the three months ended March 31, 2002. The property sales generated net proceeds of approximately $98,975 and resulted in net gains of approximately $18,385 ($16,146 net of minority interest). For the six months ended June 30, 2002, these gains were reduced by reserves of $7,652 ($6,731 net of minority interest) to write down to fair market value certain of such assets during the first quarter of 2002. The communities sold were located in Dallas, Texas and Tampa, Florida and the commercial property was located in Mesquite, Texas.

Community Operations / Segment Performance

The Company’s net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

reaches stabilized occupancy. A community is generally considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

At June 30, 2002, the Company’s portfolio of apartment communities consisted of the following: (i) 66 communities that were completed and stabilized for all of the current and prior year, (ii) eight communities and an addition to an existing community that achieved full stabilization during 2001, and (iii) ten communities and additions to three existing communities that are currently in the development or lease-up. Sold communities include communities sold in 2001 and 2002 that are not reflected in discontinued operations under SFAS No. 144.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease-up deficits for the three and six months ended June 30, 2002 were $403 and $858, respectively. Lease-up deficits for the three and six months ended June 30, 2001 were $605 and $1,768, respectively.

In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the revenue in excess of specified expense on a comparative basis for all of its operating communities combined and for fully stabilized communities. The financial information presented excludes activity from properties classified as discontinued operations under SFAS No. 144.

All Operating Communities

The operating performance for all of the Company’s apartment communities combined for the three and six months ended June 30, 2002 and 2001 is summarized as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2002	2001	% Change	2002	2001	% Change

Rental and other revenue:
Fully stabilized communities (1)	$65,754	$71,577	(8.1)%	$132,678	$142,990	(7.2)%
Communities stabilized during 2001	5,269	4,574	15.2%	10,601	8,247	28.5%
Lease-up communities (2)	8,599	5,922	45.2%	16,623	11,112	49.6%
Sold communities (3)	–	6,043	(100.0)%	745	15,362	(95.2)%
Other revenue (4)	3,534	3,798	(7.0)%	6,884	7,319	(5.9)%

	83,156	91,914	(9.5)%	167,531	185,030	(9.5)%

Property operating and maintenance expense
(exclusive of depreciation and amortization):
Fully stabilized communities (1)	23,155	22,729	1.9%	45,905	44,812	2.4%
Communities stabilized during 2001	1,808	1,719	5.2%	3,702	3,375	9.7%
Lease-up communities (2)	3,995	2,466	62.0%	7,657	4,731	61.8%
Sold communities (3)	–	2,451	(100.0)%	376	5,663	(93.4)%
Other expense (5)	4,049	3,715	9.0%	9,156	8,019	14.2%

	33,007	33,080	(0.2)%	66,796	66,600	0.3%

Revenue in excess of specified expense	$50,149	$58,834	(14.8)%	$100,735	$118,430	(14.9)%

Recurring capital expenditures: (6)	$2,852	$4,313	(33.9)%	$4,731	$6,939	(31.8)%

Average apartment units in service	30,509	32,153	(5.1)%	30,445	32,234	(5.6)%

(1)	Communities which reached stabilization prior to January 1, 2001.
(2)	Communities in the “construction”, “development” or “lease-up” stage during 2002 and, therefore, not considered fully stabilized for all of the periods presented.
(3)	Includes results from two communities containing 540 units and one commercial property sold in 2002 and results from communities sold in 2001.
(4)	Other revenue includes revenue from commercial properties, revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.
(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

For the three and six months ended June 30, 2002, rental and other revenue decreased $8,758, or 9.5%, and $17,499, or 9.5%, respectively, compared to the same periods in the prior year. The revenue increase from the completion and lease-up of new development communities was offset by the revenue reduction from assets sold under the Company’s asset sales and capital recycling program. The decrease in revenue from fully stabilized communities was a result of declining average occupancy and increasing rental concessions between periods.

For the three and six months ended June 30, 2002, property operating and maintenance expenses (exclusive of depreciation and amortization) remained comparable between periods as the expense increases from fully stabilized and lease-up communities were offset by the reduction of expenses from assets sold between periods.

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year. At June 30, 2002, the fully stabilized portfolio of 66 communities with 23,388 units includes 38 communities with 14,932 units (64%) located in Atlanta, Georgia, 18 communities with 4,535 units (19%) in Dallas, Texas, three communities with 1,439 units (6%) located in Tampa, Florida and seven communities with 2,482 units (11%) located in other markets. The operating performance of these communities is summarized as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2002	2001	% Change	2002	2001	% Change

Rental and other revenue	$65,754	$71,577	(8.1)%	$132,678	$142,990	(7.2)%
Property operating and maintenance expense
(exclusive of depreciation and
amortization)(1)(2)	23,155	22,729	1.9%	45,905	44,812	2.4%

Revenue in excess of specified expense	$42,599	$48,848	(12.8)%	$86,773	$98,178	(11.6)%

Capital expenditures (1)(2)
Recurring
Carpet	$406	$362	12.2%	$904	$766	18.0%
Other	2,251	2,655	(15.2)%	3,248	4,124	(21.2)%

Total recurring	2,657	3,017	(11.9)%	4,152	4,890	(15.1)%
Non-recurring	696	376	85.1%	1,223	643	90.2%

Total capital expenditures	$3,353	$3,393	(1.2)%	$5,375	$5,533	(2.9)%

Total capital expenditure per unit	$143	$145	(1.2)%	$230	$237	(2.9)%

Average economic occupancy (3)	89.5%	94.8%	(5.4)%	89.9%	95.1%	(5.2)%

Average monthly rental rate per apartment unit (4)	$1,000	$1,011	(1.1)%	$1,005	$1,009	(0.5)%

Apartment units in service	23,388	23,388		23,388	23,388

(1)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(2)	In addition to such expenditures, the Company expensed $173 and $177 per unit on building maintenance (inclusive of direct salaries) and $59 and $59 per unit on landscaping (inclusive of direct salaries) for the three months ended June 30, 2002 and 2001, respectively, and $338 and $342 per unit on building maintenance (inclusive of direct salaries) and $117 and $118 per unit on landscaping (inclusive of direct salaries) for the six months ended June 30, 2002 and 2001 respectively
(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy including these amounts would have been 87.1% and 94.0% for the three months ended June 30, 2002 and 2001, respectively and 87.9% and 94.3% for the six months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002 and 2001, concessions were $1,488 and $357, respectively, and employee discounts were $178 and $241, respectively. For the six months ended June 30, 2002 and 2001, concessions were $2,452 and $718, respectively, and employee discounts were $373 and $481, respectively.
(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

For the three and six months ended June 30, 2002, rental and other revenue decreased $5,823, or 8.1%, and $10,312, or 7.2%, respectively, compared to the same periods in the prior year. This decrease was primarily due to increased vacancy losses of $3,623 and $7,597 for the three and six months ended June 30, 2002, respectively. The increase in vacancy loss resulted from a decrease in average economic occupancy from 94.8% to 89.5% for the three months ended June 30, 2001 and 2002, respectively, and from 95.1% to 89.9% for the six months ended June 30, 2001 and 2001, respectively. In addition, revenues decreased due to increased rental concessions of $1,131 and $1,734 for the three and six months ended June 30, 2002, respectively, given to

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

residents as incentives to lease apartment units. The average monthly rent per apartment unit declined slightly between periods as the Company began offering lower rents to stabilize and then increase overall occupancy levels. This occupancy decline and the Company’s resulting increase in concessions and rent reductions reflected the sharp decline in economic and market activity across most of the Company’s markets.

The Company ended the second quarter of 2002 with physical occupancy rates somewhat higher than the average economic occupancy for the second quarter. While this could lead to average occupancy gains in the third quarter, these occupancy gains are expected to be offset by increased concessions and lower average rental rates.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $426, or 1.9%, and $1,093, or 2.4% for the three and six months ended June 30, 2002, respectively, over the prior periods. These increases are primarily due to higher insurance costs, as a result of the effects on the insurance markets of the terrorist attacks in September 2001, increased unit turnkey costs and vacancy unit utility costs, partially offset by favorable property tax settlements of approximately $500 relating to prior years on certain Dallas, Texas communities.

Project Abandonment, Employee Severance and Impairment Charges

In the fourth quarter of 2001, the Company recorded a charge based on management’s decision to focus its business and development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. As part of the charge, the Company established approximately $3,632 of accrued liabilities, primarily related to employee severance costs. These amounts are expected to be paid in 2002. The following table summarizes the activity relating to the accrued charges during the six months ended June 30, 2002.

Accrued severance and other charges, December 31, 2001	$3,632
Payments for the three months ended March 31, 2002	(1,430)
Payments for the three months ended June 30, 2002	(771)

Accrued severance and other charges, June 30, 2002	$1,431

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Company, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001. In the first quarter of 2002, the Company received payments representing approximately 26% of the outstanding note receivable balance. As these payments constitute adequate initial principal payments under the note, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $3,100 at June 30, 2002) and to remove the net assets and liabilities of the former PLG from the Company’s financial statements. No further gain or loss was recognized in the first quarter of 2002.

The Company also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% financed by the Company. Through March 31, 2002, the Company had received adequate initial payments under the note receivable, therefore full sales recognition for this transaction was deferred. Through June 30, 2002, the Company received payments under the notes representing approximately 10% of the original outstanding note balance. As these payments constitute adequate initial principal payments under the notes, the sale was recognized in the second quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $1,226 at June 30, 2002), record a net gain of $510 and to remove the net assets and liabilities of the former RAM from the Company’s financial statements.

During the first quarter of 2002, the Company agreed to transfer certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC in exchange for Oxford Properties’ assumption of substantially all of Post Construction Services’ liabilities related to the transferred assets. In approving the transaction the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties has the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties has also agreed to employee 28 former Company and Post Construction

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

Services employees. As a result, the Company will not be responsible for costs that would otherwise result from winding up the third party construction business. The Company recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties, LLC is an entity owned by former officers of the Company and by the son of the Company’s chairman and former chief executive officer, John A. Williams. Mr. Williams does not own any of the outstanding equity interests in Oxford Properties and he will not have any management role in Oxford Properties, LLC.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities decreased from $84,942 in 2001 to $62,146 in 2002 primarily due to lower net income (before depreciation and gain on sale of assets), resulting from the operating performance of the Company’s fully stabilized properties and the dilutive impact of the Company’s asset sale and capital recycling program.

Net cash provided by investing activities decreased from $53,991 in 2001 to $13,901 in 2002 primarily due to greater proceeds from asset sales in 2001.

Net cash used in financing activities decreased from $132,123 in 2001 to $71,323 in 2002 primarily due to reduced treasury stock acquisitions and reduced debt repayments in 2002.

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

In prior years, the Company met its short-term liquidity requirement of funding the payment of its current level of quarterly dividends to shareholders from its net cash flow provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. Beginning in the fourth quarter of 2001 and continuing through the second quarter of 2002, the Company’s net cash flow from operations reduced by annual capital expenditures discussed above was not sufficient to fully fund the Company’s current level of dividend payments to common shareholders. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements to maintain its REIT status under the Code. It is management's intent to fund the shortfall between operating cash flow and its's dividend requirements through proceeds from asset sales, however, from time to time, the additional funding required to pay the current dividends may be obtained through a combination of line of credit borrowings and proceeds from asset sales. The factors that have led to this condition are the decline in economic and market conditions beginning in the fourth quarter of 2001 and continuing through the second quarter of 2002 in the Company’s major markets resulting in lower cash flow from its operating property portfolio, the slower lease-up of its existing development community portfolio and the short-term negative cash flow impact of funding its current development portfolio through the sale of operating real estate assets.

Management believes that these factors will remain present through at least the remainder of 2002, resulting in the need to fund a portion of its current level of dividend payments primarily through proceeds from asset sales. Depending on market conditions for the remainder of 2002, the Company may need to fund dividends ranging from $16,000 to $20,000 from these sources for the remainder of 2002. Management has indicated that it intends to maintain the quarterly dividend to common shareholders at its current level of $0.78 per share, as the Company has adequate financing capability to fund the dividends. However, management expects to evaluate its current dividend policy based upon changes in either its ability to raise the necessary capital to fund the shortfall or the timing of the anticipated market recovery.

Management expects the Company to meet its new construction and development and certain of its other long-term liquidity requirements, including maturities of long-term debt, lines of credit and debt and equity commitments to unconsolidated entities, and possible land and property acquisitions through the sale of operating properties and through long-term secured and unsecured borrowings. Management believes the Company has adequate borrowing capacity and accessibility to real estate sales markets to fund these requirements. Additionally, the Company began to utilize equity joint ventures as a means of raising capital and reducing the size and exposure of its development property pipeline. In the six months ended June 30, 2002 and 2001, the Company received equity capital through the joint ventures totaling $9,213 and $18,082, respectively. The Company plans to continue to use joint venture arrangements in future periods.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

The Company currently has development projects in progress that will be completed over the next twelve to fifteen months. At June 30, 2002, the Company’s share of the estimated future cash expenditures to complete these projects will approximate $89,000. As previously discussed, the Company intends to use the proceeds from sale of operating properties as the primary source of capital to fund these future development expenditures.

The Company began an active asset sale and capital recycling program in 2000 as the primary means to fund its on-going development community program. For the three months ended June 30, 2002, the Company sold four communities containing 1,450 units and one commercial property for net proceeds of $98,975. For the three months ended June 30, 2002, total net gains from asset sales were $18,385 ($16,146 net of minority interest), all of which is included in discontinued operations. For the six months ended June 30, 2002, the Company sold six communities containing 1,990 units and two commercial properties for net proceeds of approximately $140,368.

For the six months ended June 30, 2002, total net gains from asset sales were $24,008 ($22,690 net of minority interest) of which $13,275 is included in continuing operations and $10,733 ($9,415 net of minority interest) is included in discontinued operations (see footnote 5 to the consolidated financial statements). Three of the communities sold were located in Tampa and Clearwater, Florida and three were located in Dallas, Texas. The two commercial properties were located in Grand Prairie, Texas and Mesquite, Texas.

At June 30, 2002, the Company had available credit facility borrowing capacity of approximately $313,647 under its existing credit facilities. The Company’s primary credit facility with total capacity of $320,000 matures in 2004 while a second incremental credit facility, which was renewed in April 2002, has a borrowing capacity of $125,000 and matures in April 2003. The Company has adequate capacity under these facilities to execute its 2002 business plan without regard to a significant level of asset sales or other secured and unsecured debt financings.

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

Unsecured Lines of Credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing. At June 30, 2002, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends at the Company’s current dividend level. The Revolver matures in April 2004.

In addition to the Revolver, the Company also has in place an additional $125,000 line of credit facility for general corporate purposes. The reduced borrowing capacity is consistent with the Company’s reduced development spending. Upon the renewal of this credit facility in April 2002, the total borrowing capacity was reduced from $185,000 to $125,000. This line bears interest at LIBOR plus 0.09% and matures in April 2003. There were no outstanding borrowings under this facility at June 30, 2002.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (“the Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in February 2003. Management believes the Cash Management Line will be renewed at maturity with similar terms.

New debt issuances

In June 2002, the Company issued $25,000 of unsecured notes at par. These notes bear interest at 6.11% and mature June 18, 2007. Also in June 2002, the Company closed a $13,500 secured mortgage loan. The loan bears interest at 6.29% and monthly principal and interest payments are based on a 25-year amortization schedule. The loan matures on October 1, 2007. Net proceeds from these transactions were used to repay amounts outstanding under the Company’s credit facility.

Stock Repurchase Program

The Company’s Board of Directors has approved the purchase of up to $200,000 of the Company’s common stock. In the fourth quarter of 2000, the Company began repurchasing shares of its common stock in accordance with the announced stock repurchase program using funds from operating cash flow and the sale of properties. Purchases will be made from time to time in the open market and it is expected that funding of the program will come primarily from the proceeds from asset sales. Through December 31, 2001, the Company had repurchased approximately 3,128,000 shares at a total cost of $114,126. The Company did not repurchase any shares during the six months ended June 30, 2002. Management has indicated it will be opportunistic with respect to additional share repurchases and intends to finance additional repurchases with asset sale proceeds rather than additional borrowings.

Schedule of Indebtedness

The following table reflects the Company’s indebtedness at June 30, 2002 and December 31, 2001:

	Payment			Maturity	June 30,	December 31,
Description	Terms	Interest Rate		Date (1)	2002	2001

Senior Notes (Unsecured)
Senior Notes	Int.	6.11% - 7.70%		2003-2010	$385,000	$360,000
Medium Term Notes	Int.	6.69% - 8.12%	(2)	2004-2015	323,000	323,000
Northwestern Mutual Life	Int.	8.37%		2002	–	20,000

					708,000	703,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85%	(3)	2004	140,000	155,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	11,353	11,202
Other	N/A	5.00%	(4)	2021	2,000	2,000

					153,353	168,202

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(5)	2029	102,200	102,200
Northwestern Mutual Life	Prin. and Int.	7.69%		2007	50,146	50,527
Northwestern Mutual Life	Prin. and Int.	6.50%	(6)	2009	47,194	47,681
Northwestern Mutual Life	Prin. and Int.	7.69%		2007	28,044	28,268
Northwestern Mutual Life	Prin. and Int.	6.29%		2007	13,500	–
Parkwood Townhomes TM	Prin. and Int.	7.375%		2014	–	762

					241,084	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.37%	(7)	2025	235,880	235,880

Total					$1,338,317	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(3)	Represents stated rate. At June 30, 2002, the outstanding balance of the Revolver consisted of “money market” and LIBOR based loans with an average interest rate of 2.69%. The Revolver has a total capacity of $320 million and matures in April 2004.
(4)	This loan is interest free for the first three years, with interest at 5.00% thereafter.
(5)	In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(6)	This note bears interest at 6.50% with an effective rate of 7.30%.
(7)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the average rate for the six months ended June 30, 2002 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:

		Estimated	Amount	Estimated	Estimated	Estimated
		Construction	Spent	Quarter of	Quarter of	Quarter of	%	%
	Number of	Cost	As of	Construction	First Units	Stabilized	Leased	Occupied
Metropolitan Area	Units	($ in millions)	6/30/02	Start	Available	Occupancy (1)	8/3/02	8/3/02

Wholly Owned Construction/Lease-up Communities

Charlotte, NC
Post Gateway Place II	204	$39	$36	3Q '00	4Q '01	1Q '03	86.3%	76.0%

Tampa, FL
Post Harbour Place III	259	$35	$26	2Q '01	2Q '02	2Q '03	47.1%	32.4%

Denver, CO
Post Uptown Square II	247	$37	$33	1Q '00	4Q '01	1Q '03	72.1%	62.8%

Washington D.C.
Post Pentagon RowTM	504	$95	$92	2Q '99	2Q '01	4Q '02	88.9%	81.9%

Subtotal Wholly-Owned Construction/Lease-up Communities	1,214	$206	$187

Co-Investment Construction/Lease-up Communities

Atlanta, GA
Post PeachtreeTM (2)	121	$31	$30	2Q '00	3Q '01	1Q '03	62.0%	60.3%
Post BiltmoreTM (2)	276	$38	$36	3Q '00	4Q '01	1Q '03	70.3%	57.2%

Subtotal	397	$69	$66

New York City, NY
Post LuminariaTM(3)	138	$52	$44	3Q '01	2Q '02	2Q '03	56.5%	42.8%
Post ToscanaTM (4)	199	$97	$42	1Q '02	1Q '03	2Q '04	–	–

Subtotal	337	$149	$86

Pasadena, CA
Post Paseo Colorado (2)	392	$76	$72	2Q '00	1Q '02	2Q '03	46.7%	41.1%

Washington D.C.
Post Massachusetts AvenueTM (2)	269	$76	$54	2Q '01	4Q '02	4Q '03	–	–

Subtotal Co-Investment Construction/Lease-up Communities	1,395	$370	$278

Construction Totals	2,609	$576	$465

Less Partners' Portion		$(160)	$(138)

Post Properties' Funding Commitment		$416	$327

Weighted average projected FFO as a % of total estimated construction cost (5)		7.5%

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	These communities are being developed as a joint venture (Post equity ownership is 35%).
(3)	This development is structured as a joint venture, with Post and The Clarett Group contributing approximately 70% of the equity and the landowner contributing the balance.
(4)	This development is structured as a joint venture with Post and The Clarett Group. Post will contribute substantially all of the capital of the joint venture.
(5)	The calculation represents the aggregate projected unlevered funds from operations to be earned by each community in its first year of stabilized operations divided by aggregate estimated construction costs of the communities. The Company uses funds from operations as a management tool to measure the operating performance of its communities.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

Capitalization of Fixed Assets and Community Improvements

The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development and construction of new apartment communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred all interior and exterior painting of communities.

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development and construction. The incremental personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing expenses) of such communities.

A summary of community development improvements and other capitalized expenditures for the three and six months ended June 30, 2002 and 2001 is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

New community development and acquisition activity	$44,612	$48,872	$92,760	$123,338
Non-recurring capital expenditures:
Revenue generating additions and improvements(1)	639	906	966	2,008
Other community additions and improvements(2)	717	497	1,264	819
Recurring capital expenditures:
Carpet replacements and other community additions and improvements(3)	2,852	4,313	4,731	6,939
Corporate additions and improvements	269	729	548	1,240

	$49,089	$55,317	$100,269	$134,344

Capitalized interest	$4,107	$5,805	$8,540	$11,753
Capitalized overhead(4)	$1,346	$4,168	$2,729	$8,328

(1)	Represents expenditures for major renovations of communities, water sub-metering equipment and other unit upgrade costs that enhance the rental value of such units.
(2)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(3)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(4)	Reflects overhead costs capitalized to construction and development activities.

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

Funds from Operations and Cash Available for Distribution

Historical Funds from Operations
The Company considers funds from operations (“FFO”) a useful measure of performance of an equity REIT. FFO is defined to mean net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures incurred in operations. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the three and six months ended June 30, 2002 and 2001 presented on a historical basis are summarized in the following table:

Calculation of Funds from Operations and Cash Available for Distribution

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income available to common shareholders	$22,200	$33,145	$36,357	$53,011
Cumulative effect of accounting change, net of minority interest	–	–	–	613
Extraordinary items, net of minority interest	120	77	120	77
Minority interest of common unitholders - continuing operations	803	4,294	3,430	6,879
Gain on property sales - continuing operations	–	(15,660)	(13,275)	(15,771)
Gain on property sales, net of minority interest - discontinued operations (1)	(16,146)	–	(9,415)	–
Minority interest in discontinued operations (2)	72	149	304	294

Adjusted net income	7,049	22,005	17,521	45,103
Depreciation of real estate assets (3)	20,407	17,600	40,131	34,222

Funds from Operations	27,456	39,605	57,652	79,325
Recurring capital expenditures (4)	(2,852)	(4,313)	(4,731)	(6,939)
Non-recurring capital expenditures	(717)	(497)	(1,264)	(819)

Cash Available for Distribution	23,887	34,795	51,657	71,567

Revenue generating capital expenditures (5)	$639	$906	$966	$2,008

Per Common Share Data - Basic
Funds from operations per share or unit	$0.65	$0.90	$1.37	$1.81
Cash available for distribution per share or unit	$0.57	$0.79	$1.23	$1.63
Weighted average common shares outstanding	36,904,954	38,653,625	36,890,139	38,995,749
Weighted average common shares and units outstanding	42,023,842	43,821,817	42,009,027	43,924,352

Per Common Share Data - Diluted
Funds from operations per share or unit	$0.65	$0.90	$1.37	$1.80
Cash available for distribution per share or unit	$0.57	$0.79	$1.23	$1.62
Weighted average common shares outstanding	36,981,334	38,884,223	36,975,168	38,995,749
Weighted average common shares and units outstanding	42,100,222	44,052,415	42,094,058	44,169,751

(1)	For the three months ended June 30, 2002, the Company recognized gains of $18,385 ($16,146 net of minority interest) on the sale of real estate assets designated for sale subsequent to December 31, 2001. For the six months ended June 30, 2002, the gains were reduced by reserves of $7,652 ($6,731 net of minority interest), to write down to fair market value certain real estate assets designated as held for sale during the first quarter of 2002.
(2)	Represents the minority interest in earnings for periods prior to the property sale date for real estate assets designated as held for sale in 2002.
(3)	Depreciation on real estate assets is net of the minority interest portion of depreciation in consolidated partnerships.
(4)	Since the Company does not add back the depreciation of non-real estate assets in its calculation of funds from operations, non-real estate related capital expenditures of $269 and $729 for the three months ended June 30, 2002 and 2001, respectively, and $548 and $1,240 for the six months ended June 30, 2002 and 2001, respectively, are excluded from the calculation of cash available for distribution.
(5)	Represents expenditures for major renovations of communities, water sub-metering equipment and other unit upgrade costs that enhance the rental value of such units.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2002, the Company had $278,553 of variable rate debt tied to LIBOR. In addition, the Company had $235,880 in variable tax-exempt debt with interest based the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:
•	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;
•	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;
•	use treasury locks where appropriate to fix rates on anticipated debt transactions, and
•	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value

					Asset (Liab.)
Interest Rate Swaps
	$104,000 amortizing
Variable to fixed	to $90,270	6.04%	1 month LIBOR	7/31/09	$(7,677)
Variable to fixed	$25,000	6.53%	3 month LIBOR	2/01/05	(2,073)
Interest rate cap	$76,000	5.00%	–	2/01/03	–
Interest rate cap	$141,230	5.00%	–	2/01/03	–
Interest rate cap	$18,650	5.00%	–	2/01/03	–

					$(9,750)

As more fully described in Note 2 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $102,200 FNMA borrowings and a $25,000 unsecured note effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at June 30, 2002, would increase or decrease by approximately $3,900 on an annualized basis.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company’s annual meeting of shareholders was held May 33, 2002. The matters subject to a vote of shareholders was the election of two directors to serve until the 2005 Annual Meeting of Shareholders and the approval of the Company’s shareholder value plan. The voting results were as follows:

Election of Directors

Term Expires 2005	For	Withheld

John A. Williams	26,194,980	4,321,759
Charles E. Rice	30,338,807	177,932

Shareholder Value Plan

For	Against	Abstain

29,022,872	1,314,155	165,845

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification of Sarbanes-Oxley Act of 2002 — President and Chief Executive Officer

99.2 Certification of Sarbanes-Oxley Act of 2002 — Executive Vice President and Chief Financial Officer

The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

(b) Reports on Form 8-K

Reports on Form 8-K were filed by each registrant on June 13, 2002 and June 17, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

POST PROPERTIES, INC.

August 14, 2002	/s/ R. Gregory Fox
(Date)	R. Gregory Fox
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

August 14, 2002	/s/ Arthur J. Quirk
(Date)	Arthur J. Quirk
Vice President and Controller,
Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(In thousands, except apartment unit data)

POST APARTMENT HOMES, L.P.
By: Post GP Holdings, Inc., as General Partner

August 14, 2002	/s/ R. Gregory Fox
(Date)	R. Gregory Fox
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

August 14, 2002	/s/ Arthur J. Quirk
(Date)	Arthur J. Quirk
Vice President and Controller,
Chief Accounting Officer