Form 10-Q
period 2002-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2002-11-14
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file numbers 1-12080 and 0-28226

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
(Exact name of registrant as specified in its charter)

Georgia Georgia	58-1550675 58-2053632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

36,913,894 shares of common stock outstanding as of November 8, 2002 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

INDEX

Page

Part I FINANCIAL INFORMATION
Item 1 Financial Statements
POST PROPERTIES, INC.
Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	1
Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	2
Consolidated Statement of Shareholders’ Equity and Accumulated Earnings for the nine months ended September 30, 2002	3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	4
Notes to Consolidated Financial Statements	5
POST APARTMENT HOMES, L.P.
Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	15
Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	16
Consolidated Statement of Partners’ Equity for the nine months ended September 30, 2002	17
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	18
Notes to Consolidated Financial Statements	19
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3 Quantitative and Qualitative Disclosures about Market Risk	44
Item 4 Controls and Procedures	44
Part II OTHER INFORMATION	45
Item 1 Legal Proceedings
Item 2 Changes in Securities and Use of Proceeds
Item 3 Defaults Upon Senior Securities
Item 4 Submission of Matters to a Vote of Security Holders
Item 5 Other Information
Item 6 Exhibits and Reports on Form 8-K
Signatures	46
Certifications	48
Exhibit Index	50

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Real estate assets
Land	$282,414	$277,146
Building and improvements	1,987,297	1,794,658
Furniture, fixtures and equipment	247,456	212,390
Construction in progress	115,320	419,449
Investments in and advances to unconsolidated real estate entities	170,240	89,692
Land held for future development	20,023	23,658

	2,822,750	2,816,993
Less: accumulated depreciation	(421,150)	(393,014)
Assets held for sale	38,123	39,419

Total real estate assets	2,439,723	2,463,398
Cash and cash equivalents	5,046	4,803
Restricted cash	1,309	1,315
Deferred charges, net	17,093	18,203
Other assets	48,022	50,632

Total assets	$2,511,193	$2,538,351

Liabilities and shareholders’ equity
Notes payable	$1,375,339	$1,336,520
Accrued interest payable	16,417	9,660
Dividend and distribution payable	33,252	33,208
Accounts payable and accrued expenses	61,975	72,277
Security deposits and prepaid rents	8,412	9,016

Total liabilities	1,495,395	1,460,681

Minority interest of preferred unitholders in Operating Partnership	70,000	70,000

Minority interest of common unitholders in Operating Partnership	98,356	106,153

Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 20,000,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
7 5/8% Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000,000 authorized:
39,676,204 and 39,676,204 shares issued, 36,913,963 and 36,856,559 shares outstanding at September 30, 2002 and December 31, 2001, respectively	396	396
Additional paid-in capital	964,122	1,010,954
Accumulated earnings	—	—
Accumulated other comprehensive income	(14,793)	(5,864)
Deferred compensation	(742)	(445)

	949,032	1,005,090
Less common stock in treasury, at cost, 2,762,241 shares and 2,819,645 shares at September 30, 2002 and December 31, 2001, respectively	(101,590)	(103,573)

Total shareholders’ equity	847,442	901,517

Total liabilities and shareholders’ equity	$2,511,193	$2,538,351

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental	$83,232	$85,919	$244,534	$263,426
Other	3,160	3,499	9,388	11,023
Interest	316	370	1,002	1,358
Third party services	—	3,981	—	11,939

Total revenues	86,708	93,769	254,924	287,746

Expenses
Property operating and maintenance	35,232	32,542	102,028	99,143
Depreciation	22,464	18,192	64,738	52,696
Interest	15,763	13,101	43,716	40,934
Amortization of deferred loan costs	588	513	1,711	1,456
General and administrative	3,495	3,441	10,981	10,087
Minority interest in consolidated property partnerships	(537)	(527)	(1,480)	(1,344)
Third party services	—	3,676	—	10,603

Total expenses	77,005	70,938	221,694	213,575

Income from continuing operations before gains on property sales and minority interest	9,703	22,831	33,230	74,171
Gains on property sales	—	8,179	13,275	23,950
Minority interest of preferred unitholders	(1,400)	(1,400)	(4,200)	(4,200)
Minority interest of common unitholders	(661)	(3,190)	(4,090)	(10,069)

Income from continuing operations	7,642	26,420	38,215	83,852

Discontinued operations
Income from discontinued operations, net of minority interest	417	969	2,632	3,175
Gains (losses) on properties held for sale and sold, net of minority interest	(1,906)	—	7,509	—

Income (loss) from discontinued operations	(1,489)	969	10,141	3,175

Income before cumulative effect of accounting change and extraordinary items	6,153	27,389	48,356	87,027
Cumulative effect of accounting change, net of minority interest	—	—	—	(613)
Extraordinary items, net of minority interest	—	—	(120)	(77)

Net income	6,153	27,389	48,236	86,337
Dividends to preferred shareholders	(2,862)	(2,969)	(8,587)	(8,906)

Net income available to common shareholders	$3,291	$24,420	$39,649	$77,431

Earnings per common share — basic
Income from continuing operations (net of preferred dividends)	$0.13	$0.61	$0.80	$1.95
Income from discontinued operations	(0.04)	0.03	0.27	0.08

Income before cumulative effect of accounting change and extraordinary items (net of preferred dividends)	0.09	0.64	1.07	2.03
Cumulative effect of accounting change, net of minority interest	—	—	—	(0.02)
Extraordinary items, net of minority interest	—	—	—	—

Net income available to common shareholders	$0.09	$0.64	$1.07	$2.01

Weighted average common shares outstanding — basic	36,913,074	37,899,668	36,897,867	38,463,672

Earnings per common share — diluted
Income from continuing operations (net of preferred dividends)	$0.13	$0.61	$0.80	$1.94
Income from discontinued operations	(0.04)	0.03	0.27	0.08

Income before cumulative effect of accounting change and extraordinary items (net of preferred dividends)	0.09	0.64	1.07	2.02
Cumulative effect of accounting change, net of minority interest	—	—	—	(0.02)
Extraordinary items, net of minority interest	—	—	—	—

Net income available to common shareholders	$0.09	$0.64	$1.07	$2.00

Weighted average common shares outstanding — diluted	36,916,835	38,185,054	36,941,598	38,721,056

Dividends declared	$0.78	$0.78	$2.34	$2.34

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands)
(Unaudited)

			Additional		Accumulated Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2001	$49	$396	$1,010,954	$—	$(5,864)	$(445)	$(103,573)	$901,517
Comprehensive income
Net income	—	—	—	48,236	—	—	—	48,236
Net change in derivative value, net of minority interest	—	—	—	—	(8,929)	—	—	(8,929)

Total comprehensive income								39,307
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	—	—	(202)	—	—	—	1,459	1,257
Adjustment for minority interest of unitholders in Operating Partnership at dates of capital transactions	—	—	67	—	—	—	—	67
Restricted stock issuances, net of forfeitures	—	—	(30)	—	—	(494)	524	—
Amortization of deferred compensation	—	—	—	—	—	197	—	197
Dividends to preferred shareholders	—	—	—	(8,587)	—	—	—	(8,587)
Dividends to common shareholders	—	—	(46,667)	(39,649)	—	—	—	(86,316)

Shareholders’ Equity and Accumulated Earnings, September 30, 2002	$49	$396	$964,122	$—	$(14,793)	$(742)	$(101,590)	$847,442

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows From Operating Activities
Net income	$48,236	$86,337
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of assets — continuing operations	(13,275)	(23,950)
Net gain on sale of assets — discontinued operations, net of minority interest	(7,509)	—
Minority interest of preferred unitholders in Operating Partnership	4,200	4,200
Minority interest of common unitholders in Operating Partnership	4,090	10,069
Minority interest in discontinued operations	362	426
Equity in loss of unconsolidated entities	1,284	26
Cumulative effect of accounting change, net of minority interest	—	613
Extraordinary items, net of minority interest	120	77
Depreciation	65,013	56,106
Amortization of deferred loan costs	1,711	1,456
Changes in assets, (increase) decrease in:
Restricted cash	6	(72)
Other assets	1,568	(4,607)
Deferred charges	(1,876)	(292)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	6,757	5,108
Accounts payable and accrued expenses	(12,695)	8,419
Security deposits and prepaid rents	(604)	(15)

Net cash provided by operating activities	97,388	143,901

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(114,580)	(173,571)
Net proceeds from sale of assets	150,120	215,660
Capitalized interest	(11,293)	(16,803)
Recurring capital expenditures	(7,315)	(9,719)
Corporate additions and improvements	(923)	(1,850)
Non-recurring capital expenditures	(2,075)	(1,220)
Revenue generating capital expenditures	(1,306)	(2,620)
Investment in and advances to unconsolidated entities	(38,663)	(6,820)

Net cash provided by (used in) investing activities	(26,035)	3,057

Cash Flows From Financing Activities
Payment of financing costs	(150)	(300)
Debt proceeds	38,500	50,000
Debt payments	(23,509)	(69,530)
Lines of credit proceeds, net	23,829	63,025
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	1,257	8,396
Treasury stock acquisitions	—	(86,069)
Distributions to preferred unitholders	(4,200)	(4,200)
Distributions to common unitholders	(11,979)	(12,006)
Dividends paid to preferred shareholders	(8,587)	(8,906)
Dividends paid to common shareholders	(86,271)	(89,901)

Net cash used in financing activities	(71,110)	(149,491)

Net increase (decrease) in cash and cash equivalents	243	(2,533)
Cash and cash equivalents, beginning of period	4,803	7,459

Cash and cash equivalents, end of period	$5,046	$4,926

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

1.    ORGANIZATION AND FORMATION OF THE COMPANY

Organization and Formation of the Company

Post Properties, Inc. (the “Company” or “PPI”) through its majority owned subsidiary, Post Apartment Homes, L.P. (the “Operating Partnership”) currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Washington, D.C., Virginia, Nashville, Houston, Austin, Phoenix, Denver, Pasadena, New York City and Charlotte metropolitan areas. At September 30, 2002, approximately 51.2%, 18.4% and 7.2% (on a unit basis) of the Company’s communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company elected to be taxed as a real estate investment trust (“REIT”) for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the current year’s financial statement presentation.

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

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company expects to implement this requirement of SFAS No. 145 on January 1, 2003. The Company believes the provisions of this Statement will not have a significant effect on the Company's results of operations on its financial position. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the provisions of this Statement will not have a significant effect on the Company's results of operations on its financial position.

3.    NOTES PAYABLE

At September 30, 2002 and December 31, 2001, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate		Maturity Date (1)	September 30, 2002	December 31, 2001

Senior Notes (Unsecured)
Senior Notes	Int	6.11% - 7.70%		2003-2010	$385,000	$360,000
Medium Term Notes	Int	6.69% - 8.12% %	(2)	2004-2015	323,000	323,000
Northwestern Mutual Life	Int	8.37%		2002	—	20,000

					708,000	703,000

Unsecured Lines of Credit & Other
Revolver — Syndicated	N/A	LIBOR + 0.85%	(3)	2004	180,000	155,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	10,031	11,202
Other	N/A	5.00%	(4)	2021	2,000	2,000

					192,031	168,202

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975%	(5)	2029	101,100	102,200
Northwestern Mutual Life	Prin. and Int	7.69%		2007	49,959	50,527
Northwestern Mutual Life	Prin. and Int	6.50%	(6)	2009	46,953	47,681
Northwestern Mutual Life	Prin. and Int	7.69%		2007	27,951	28,268
Northwestern Mutual Life	Prin. and Int	6.29%		2007	13,465	—
Parkwood Townhomes TM	Prin. and Int	7.375%		2014	—	762

					239,428	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int	1.37%	(7)	2025	235,880	235,880

Total					$1,375,339	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to March 16, 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At September 30, 2002, the outstanding balance of the Revolver consisted of “money market” and LIBOR based loans with an average interest rate of 2.67%. The Revolver has a total capacity of $320 million and matures in April 2004.

(4)	This loan is interest free for the first three years, with interest at 5.00%, thereafter.

(5)	In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(6)	This note bears interest at 6.50% with an effective rate of 7.30%.

(7)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the average rate for the nine months ended September 30, 2002 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

In addition to the unsecured lines of credit reflected in the above table, the Company also has in place an additional $125,000 line of credit facility for general corporate purposes. Upon the renewal of this credit facility in April 2002, the total borrowing capacity was reduced from $185,000 to $125,000. This line bears interest at LIBOR plus 0.90% and matures in April 2003. There were no outstanding borrowings under this facility at September 30, 2002.

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

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

2002	$672
2003	103,809
2004	27,094
2005	204,402
2006	79,732
Thereafter	769,599

$1,185,308

(1)	Excludes outstanding balances on lines of credit of $190,031 maturing in 2004.

4.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2002, the Company holds investments in four individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed or under development apartment community. The Company holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $217,000 is being funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company. The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,818 at September 30, 2002. This excess investment will primarily be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. No gain or loss was recognized on the Company’s contribution to the Property LLCs. The Company provides real estate services (development, construction and property management) to the Property LLCs.

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	September 30,	December 31,
	2002	2001

Real estate assets, net	$195,914	$115,664
Cash and other	2,485	533

Total assets	$198,399	$116,197

Construction notes payable to Company (1)	$150,195	$77,019
Other liabilities	10,381	11,892

Total liabilities	160,576	88,911
Members’ equity	37,823	27,286

Total liabilities and members’ equity	$198,399	$116,197

Company’s equity investment	$20,045	$12,673

Company’s share of construction notes payable	$52,568	$26,957

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental	$1,874	$—	$3,056	$—
Other	95	15	255	15

Total revenues	1,969	15	3,311	15

Expenses
Property operating and maintenance (exclusive of items shown separately below)	1,335	90	3,112	90
Depreciation	930	—	2,071	—
Interest	930	—	1,764	—

Total expenses	3,195	90	6,947	90

Net loss	(1,226)	(75)	(3,636)	(75)

Company’s share of net loss	$(441)	$(26)	$(1,284)	$(26)

(1)	All of the Company’s construction financing to these unconsolidated real estate entities is included in the Company’s outstanding debt and real estate assets. At September 30, 2002 and 2001, the venture partner’s share of the construction loans was $97,627 and $19,899, respectively.

At September 30, 2002, three of the apartment communities had commenced initial rental operations. The Company’s share of the net loss from these investments is included in other revenue in the accompanying consolidated financial statements.

The Company has committed construction financing to the Property LLCs totaling $167,967 ($150,195 funded at September 30, 2002). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from February 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings.

As part of the development and construction services agreements entered into between the Company and the Property LLCs, the Company guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $19,000). At September 30, 2002, the Company’s estimated obligations under the agreements total approximately $1,200. If the Company is unsuccessful in mitigating these estimated costs, the Company will be required to fund the amounts to the Property LLCs. Any amounts funded will be accounted for as part of the Company’s investment in the Property LLCs. Additionally, under these agreements, the Company is subject to project completion requirements, as defined. At September 30, 2002, the Company has met and believes that it will meet the remaining completion date requirements and not be subject to any additional costs.

5.    REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At September 30, 2002, the Company has classified one apartment community and eight tracts of land as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $38,123 which represents the lower of cost or fair value less costs to sell. The Company expects the sale of these assets to occur in the next twelve months.

In the three months ended September 30, 2002, the Company designated and classified two land parcels as held for sale. In the six months ended June 30, 2002, the Company designated and classified six apartment communities and one commercial property as held for sale. Under SFAS No. 144, all gains and losses on the sale of these assets and the operating results from these properties are included in discontinued operations for both the current and prior periods.

In the three months ended September 30, 2002, the Company recognized losses of $2,170 ($1,906 net of minority interest), on the sale of one community and the write down to fair market value of two land parcels designated as held for sale in the third quarter of 2002. The community sale generated net proceeds of approximately $9,753. For the nine months ended September 30, 2002, the Company recognized net gains of $10,412 ($9,144 net of minority interest) on the sale of real estate

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

assets designated for sale subsequent to December 31, 2001, offset by reserves of $1,849 ($1,635 net of minority interest) to write down to fair market value the land parcels designated as held for sale in the third quarter of 2002.

For the three and nine month periods presented, income from discontinued operations includes the results of operations through the earlier of the community sale date (if the community was sold prior to September 30, 2002) or September 30, 2002, of six apartment communities containing 2,125 units and one commercial property that were designated as held for sale in 2002. The revenues and expenses of these properties for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental	$1,116	$5,117	$8,065	$15,455
Other	47	232	307	663

Total revenues	1,163	5,349	8,372	16,118

Expenses
Property operating and maintenance (exclusive of items shown separately below)	536	2,140	3,863	6,278
Depreciation	—	1,151	275	3,410
Interest	153	957	1,240	2,829

Total expenses	689	4,248	5,378	12,517

Income from discontinued operations (before minority interest)	$474	$1,101	$2,994	$3,601

In the three months ended March 31, 2002, the Company sold two apartment communities containing 540 units and one commercial property for net proceeds of approximately $41,393. The communities sold were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net gains of approximately $13,275. As these assets were accounted for as held for sale assets at December 31, 2001, the net gains and operating results from these assets were included in continuing operations (see Note 2). For the three months ended September 30, 2002 and 2001, the consolidated statements of operations include net income of $0 and $797, respectively, from these two communities and one commercial property held for sale at December 31, 2001. For the nine months ended September 30, 2002 and 2001, the consolidated statements of operations included net income of $353 and $2,443, respectively, from these properties. For the three and nine months ended September 30, 2001, net income reflected above includes depreciation expense of $212 and $628, respectively.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

6.    EARNINGS PER SHARE

For the three and nine months ended September 30, 2002 and 2001, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic and diluted income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$7,642	$26,420	$38,215	$83,852
Less: Preferred stock dividends	(2,862)	(2,969)	(8,587)	(8,906)

Income from continuing operations available to common shareholders	$4,780	$23,451	$29,628	$74,946

Common shares (denominator):
Weighted average shares outstanding — basic	36,913,074	37,899,668	36,897,867	38,463,672
Incremental shares from assumed conversion of stock options	3,761	285,386	43,731	257,384

Weighted average shares outstanding — diluted	36,916,835	38,185,054	36,941,598	38,721,056

7.    DERIVATIVE INSTRUMENTS

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard established accounting and reporting standards for derivative and hedging activities and required the Company to recognize all derivative financial instruments on its balance sheet at fair value. Upon the adoption of SFAS No. 133, the Company recorded a net transition loss of $613, net of minority interest, relating to the write down of the book value of its interest rate cap agreements to their fair value. This loss was reflected as a cumulative effect of accounting change in the consolidated statement of operations for the nine months ended September 30, 2001.

At September 30, 2002, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the nine months ended September 30, 2002, the Company recorded the unrealized net loss of $8,929, net of minority interest, on these cash flow hedges as a decrease in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $8,929 was comprised of an unrealized net gain of $1,933, net of minority interest, for the three months ended March 31, 2002 and an unrealized net loss of $4,657, net of minority interest, for the three months ended June 30, 2002 and an unrealized net loss of $6,205 for the three months ended September 30, 2002. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in the statement of operations for the nine months ended September 30, 2002. This charge against earnings during the period and the fair value of the interest rate cap agreements as of September 30, 2002 were not significant to the Company’s financial position or results of operations. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $3,168.

At September 30, 2001, the Company had outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. For the nine months ended September 30, 2001, the Company recorded the unrealized net loss of $7,845, net of minority interest, on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying balance sheet. This unrealized net loss of $7,845 was comprised of an unrealized net loss of $2,764, net of minority interest, for the three months ended March 31, 2001, an unrealized net gain of $2,314, net of minority interest for the three months ended June 30, 2001 and an unrealized net loss of $7,395, net of minority interest for the three months ended September 30, 2001.

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

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2001 — communities which reached stabilized occupancy in the prior year.

•	Development and lease up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the current or prior year and not reflected as discontinued operations (see Note 2).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Fully stabilized communities	$66,507	$71,242	$199,185	$214,232
Communities stabilized during 2001	5,401	5,249	16,002	13,496
Development and lease-up communities	10,846	6,967	27,469	18,079
Sold communities	—	2,471	745	17,833
Other	3,954	7,840	11,523	24,106

Consolidated revenues	$86,708	$93,769	$254,924	$287,746

Contribution to FFO from Continuing Operations
Fully stabilized communities	$42,654	$47,773	$129,427	$145,951
Communities stabilized during 2001	3,429	3,440	10,328	8,312
Development and lease-up communities	6,097	4,290	15,064	10,672
Sold communities	—	1,550	369	11,249
Other	—	305	—	1,336

Contribution to FFO from continuing operations	52,180	57,358	155,188	177,520

FFO — discontinued operations	474	1,101	2,994	3,601
Other operating income, net of expense	(2,821)	(815)	(8,369)	(2,364)
Depreciation on non-real estate assets	(506)	(611)	(1,490)	(1,857)
Minority interest in consolidated property partnerships	537	527	1,480	1,344
Interest expense	(15,763)	(13,101)	(43,716)	(40,934)
Amortization of deferred loan costs	(588)	(513)	(1,711)	(1,456)
General and administrative expense	(3,495)	(3,441)	(10,981)	(10,087)
Dividends to preferred shareholders	(2,862)	(2,969)	(8,587)	(8,906)

Total FFO	27,156	37,536	84,808	116,861

Depreciation on real estate assets	(21,241)	(17,973)	(61,371)	(52,195)
Gain on property sales — continuing operations	—	8,179	13,275	23,950
Minority interest of common unitholders in Operating Partnership	(661)	(3,190)	(4,090)	(10,069)
Income from discontinued operations	(474)	(1,101)	(2,994)	(3,601)
Dividends to preferred shareholders	2,862	2,969	8,587	8,906

Income from continuing operations	$7,642	$26,420	$38,215	$83,852

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

9.    PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, the Company recorded a charge based on management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. As part of the charge, the Company established approximately $3,632 of accrued liabilities, primarily related to employee severance costs. These amounts are expected to be paid through 2003. The following table summarizes the activity relating to the accrued charges during the nine months ended September 30, 2002.

Accrued severance and other charges, December 31, 2001	$3,632
Payments for three months ended March 31, 2002	(1,430)
Payments for three months ended June 30, 2002	(771)
Payments for three months ended September 30, 2002	(397)

Accrued severance and other charges, September 30, 2002	$1,034

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Company, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001. In the first quarter of 2002, the Company received payments representing approximately 26% of the outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $2,750 at September 30, 2002) and to remove the net assets and liabilities of the former PLG from the Company’s financial statements. No further gain or loss was recognized in 2002.

The Company also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% financed by the Company. Through the second quarter of 2002, the Company had received payments under the notes representing approximately 10% of the original outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the second quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $1,226 at September 30, 2002), record a net gain of $510 and to remove the net assets and liabilities of the former RAM from the Company’s financial statements.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

10.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 2002 and 2001 were as follows:

During the nine months ended September 30, 2002 and 2001, the Company contributed certain apartment communities with aggregate costs of $43,265 and $29,583, respectively, to unconsolidated limited liability companies in exchange for equity ownership and construction notes receivable interests in the entities (see note 4).

During the nine months ended September 30, 2002 and 2001, the Company’s derivative financial instruments (see Note 7) decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholders’ equity of $8,929, net of minority interest, and $7,845, net of minority interest, respectively.

During the nine months ended September 30, 2001, holders of 38 units in the Operating partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholder’s equity in the amounts of $67 and $5,580 for the nine months ended September 30, 2002 and 2001, respectively.

11.  STOCK BASED COMPENSATION PLAN

During the first quarter of 2002, the Company granted 15 shares of restricted stock to company officers. The restricted shares vest ratably over a three-year period. The total value of the restricted share grant was initially reflected in shareholders’ equity as additional capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Real estate assets
Land	$282,414	$277,146
Building and improvements	1,987,297	1,794,658
Furniture, fixtures and equipment	247,456	212,390
Construction in progress	115,320	419,449
Investments in and advances to unconsolidated real estate entities	170,240	89,692
Land held for future development	20,023	23,658

	2,822,750	2,816,993
Less: accumulated depreciation	(421,150)	(393,014)
Assets held for sale	38,123	39,419

Total real estate assets	2,439,723	2,463,398
Cash and cash equivalents	5,046	4,803
Restricted cash	1,309	1,315
Deferred charges, net	17,093	18,203
Other assets	48,022	50,632

Total assets	$2,511,193	$2,538,351

Liabilities and partners’ equity
Notes payable	$1,375,339	$1,336,520
Accrued interest payable	16,417	9,660
Distribution payable	33,252	33,208
Accounts payable and accrued expenses	61,975	72,277
Security deposits and prepaid rents	8,412	9,016

Total liabilities	1,495,395	1,460,681

Commitments and contingencies	—	—
Partner’s equity
Preferred units	215,000	215,000
Common units
General partner	9,360	9,877
Limited partners	808,253	859,438
Accumulated other comprehensive income	(16,815)	(6,645)

Total partners’ equity	1,015,798	1,077,670

Total liabilities and partners’ equity	$2,511,193	$2,538,351

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental	$83,232	$85,919	$244,534	$263,426
Other	3,160	3,499	9,388	11,023
Interest	316	370	1,002	1,358
Third party services	—	3,981	—	11,939

Total revenues	86,708	93,769	254,924	287,746

Expenses
Property operating and maintenance (exclusive of items shown separately below)	35,232	32,542	102,028	99,143
Depreciation expense	22,464	18,192	64,738	52,696
Interest	15,763	13,101	43,716	40,934
Amortization of deferred loan costs	588	513	1,711	1,456
General and administrative	3,495	3,441	10,981	10,087
Minority interest in consolidated property partnerships	(537)	(527)	(1,480)	(1,344)
Third party services	—	3,676	—	10,603

Total expenses	77,005	70,938	221,694	213,575

Income from continuing operations before gains on property sales	9,703	22,831	33,230	74,171
Gains on property sales	—	8,179	13,275	23,950

Income from continuing operations	9,703	31,010	46,505	98,121

Discontinued operations
Income from discontinued operations	474	1,101	2,994	3,601
Gains (losses) on property held for sale and sold	(2,170)	—	8,563	—

Income (loss) from discontinued operations	(1,696)	1,101	11,557	3,601

Income before cumulative effect of accounting change and extraordinary items	8,007	32,111	58,062	101,722
Cumulative effect of accounting change	—	—	—	(695)
Extraordinary items	—	—	(136)	(88)

Net income	8,007	32,111	57,926	100,939
Distributions to preferred unitholders	(4,262)	(4,369)	(12,787)	(13,106)

Net income available to common unitholders	$3,745	$27,742	$45,139	$87,833

Earnings per common unit — basic
Income from continuing operations (net of preferred distributions)	$0.13	$0.61	$0.80	$1.95
Income from discontinued operations	(0.04)	0.03	0.27	0.08

Income before cumulative effect of accounting change and extraordinary items (net of preferred distributions)	0.09	0.64	1.07	2.03
Cumulative effect of accounting change	—	—	—	(0.02)
Extraordinary items	—	—	—	—

Net income available to common unitholders	$0.09	$0.64	$1.07	$2.01

Weighted average common units outstanding — basic	42,031,962	43,054,521	42,016,755	43,631,222

Earnings per common unit — diluted
Income from continuing operations (net of preferred distributions)	$0.13	$0.61	$0.80	$1.94
Income from discontinued operations	(0.04)	0.03	0.27	0.08

Income before cumulative effect of accounting change and extraordinary items (net of preferred distributions)	0.09	0.64	1.07	2.02
Cumulative effect of accounting change	—	—	—	(0.02)
Extraordinary items	—	—	—	—

Net income available to common unitholders	$0.09	$0.64	$1.07	$2.00

Weighted average common units outstanding — diluted	42,035,723	43,339,907	42,060,486	43,888,606

Distributions declared	$0.78	$0.78	$2.34	$2.34

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

		Common Units		Accumulated
				Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income	Total

Partners’ Equity, December 31, 2001	$215,000	$9,877	$859,438	$(6,645)	$1,077,670
Comprehensive income
Net income	12,787	451	44,688	—	57,926
Net change in derivative value	—	—	—	(10,170)	(10,170)

Total comprehensive income					47,756
Contributions from the Company related to Dividend Reinvestment and Employee Stock Purchase Plans	—	13	1,244	—	1,257
Distributions to preferred Unitholders	(12,787)	—	—	—	(12,787)
Distributions to common Unitholders	—	(983)	(97,312)	—	(98,295)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	2	195	—	197

Partners’ Equity, September 30, 2002	$215,000	$9,360	$808,253	$(16,815)	$1,015,798

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows From Operating Activities
Net income	$57,926	$100,939
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of assets — continuing operations	(13,275)	(23,950)
Net gain on sale of assets — discontinued operations	(8,563)	—
Equity in loss of unconsolidated real estate entities	1,284	26
Extraordinary items	136	88
Depreciation	65,013	56,106
Amortization of deferred loan costs	1,711	1,456
Cumulative effect of accounting change	—	695
Changes in assets, (increase) decrease in:
Restricted cash	6	(72)
Other assets	1,568	(4,607)
Deferred charges	(1,876)	(292)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	6,757	5,108
Accounts payable and accrued expenses	(12,695)	8,419
Security deposits and prepaid rents	(604)	(15)

Net cash provided by operating activities	97,388	143,901

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(114,580)	(173,571)
Net proceeds from sale of assets	150,120	215,660
Capitalized interest	(11,293)	(16,803)
Recurring capital expenditures	(7,315)	(9,719)
Corporate additions and improvements	(923)	(1,850)
Non-recurring capital expenditures	(2,075)	(1,220)
Revenue generating capital expenditures	(1,306)	(2,620)
Investment in and advances to unconsolidated entities	(38,663)	(6,820)

Net cash provided by (used in) investing activities	(26,035)	3,057

Cash Flows From Financing Activities
Payment of financing costs	(150)	(300)
Debt proceeds	38,500	50,000
Debt payments	(23,509)	(69,530)
Lines of credit proceeds, net	23,829	63,025
Purchase of units	—	(86,069)
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	1,257	8,396
Distributions to preferred unitholders	(12,787)	(13,106)
Distributions to common unitholders	(98,250)	(101,907)

Net cash used in financing activities	(71,110)	(149,491)

Net increase (decrease) in cash and cash equivalents	243	(2,533)
Cash and cash equivalents, beginning of period	4,803	7,459

Cash and cash equivalents, end of period	$5,046	$4,926

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

1.    ORGANIZATION AND FORMATION OF THE COMPANY

Organization and Formation of the Company
Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for its general partner, Post Properties, Inc. (the “Company” or “PPI”). The Operating Partnership, through its operating divisions and subsidiaries, is the entity through which all of the Company’s operations are conducted. At September 30, 2002, the Company, through wholly owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 87.8% of the common units in the Operating Partnership (“Common Units”) and 63.6% of the Perpetual Preferred Partnership Units (“Preferred Units”). The other limited partners of the Operating Partnership, who hold Common Units, are those persons (including certain officers and directors of the Company) who, at the time of Initial Offering, elected to hold all or a portion of the their interest in the form of Common Units rather than receiving shares of Company common stock. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connection with each such redemption rather than paying cash. With each redemption of outstanding Common Units for Common Stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

The Company elected to be taxed as a real estate investment trust (“REIT”) for Federal income tax purposes beginning with the year ended December 31, 1993. A REIT is a legal entity that holds real estate interest and, through payments of dividends to shareholder, in practical effect is not subject to Federal income taxes at the corporate level.

The Operating Partnership currently owns and manages or in the process of developing apartment communities located in the Atlanta, Dallas, Tampa, Orlando, Washington, D.C., Virginia, Nashville, Houston, Austin, Phoenix, Denver, Pasadena, New York City and Charlotte metropolitan areas. At September 30, 2002, approximately 51.2%, 18.4% and 7.2% (on a unit basis) of the Operating Partnership’s communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the current year’s financial statement presentation.

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

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Operating Partnership to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Operating Partnership expects to implement this requirement of SFAS No. 145 on January 1, 2003. The Operating Partnership believes the provisions of this Statement will not have a significant effect on the Operating Partnership's results of operations or its financial position. The remaining provisions of SFAS No. 145 are generally not applicable to the Operating Partnership.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Operating Partnership believes the provisions of this Statement will not have a significant effect on the Operating Partnership's results of operations or its financial position.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

3.    NOTES PAYABLE

At September 30, 2002 and December 31, 2001, the Operating Partnership’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate		Maturity Date (1)	September 30, 2002	December 31, 2001

Senior Notes (Unsecured)
Senior Notes	Int	6.11% - 7.70%		2003-2010	$385,000	$360,000
Medium Term Notes	Int	6.69% - 8.12% %	(2)	2004-2015	323,000	323,000
Northwestern Mutual Life	Int	8.37%		2002	—	20,000

					708,000	703,000

Unsecured Lines of Credit & Other
Revolver — Syndicated	N/A	LIBOR + 0.85%	(3)	2004	180,000	155,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	10,031	11,202
Other	N/A	5.00%	(4)	2021	2,000	2,000

					192,031	168,202

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975%	(5)	2029	101,100	102,200
Northwestern Mutual Life	Prin. and Int	7.69%		2007	49,959	50,527
Northwestern Mutual Life	Prin. and Int	6.50%	(6)	2009	46,953	47,681
Northwestern Mutual Life	Prin. and Int	7.69%		2007	27,951	28,268
Northwestern Mutual Life	Prin. and Int	6.29%		2007	13,465	—
Parkwood Townhomes TM	Prin. and Int	7.375%		2014	—	762

					239,428	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int	1.37%	(7)	2025	235,880	235,880

Total					$1,375,339	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At September 30, 2002, the outstanding balance of the Revolver consisted of “money market” and LIBOR based loans with an average interest rate of 2.67%. The Revolver has a total capacity of $320 million and matures in April 2004.

(4)	This loan is interest free for the first three years, with interest at 5.00% thereafter.

(5)	In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(6)	This note bears interest at 6.50% with an effective rate of 7.30%.

(7)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the average rate for the nine months ended September 30, 2002 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

In addition to the unsecured lines of credit reflected in the above table, the Operating Partnership also has in place an additional $125,000 line of credit facility for general corporate purposes. Upon the renewal of this credit facility in April 2002, the total borrowing capacity was reduced from $185,000 to $125,000. This line bears interest at LIBOR plus 0.90% and matures in April 2003. There were no outstanding borrowings under this facility at September 30, 2002.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows (1):

2002	$672
2003	103,809
2004	27,094
2005	204,402
2006	79,732
Thereafter	769,599

$1,185,308

(1)	Excludes outstanding balances on lines of credit of $190,031 maturing in 2004.

4.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2002, the Operating Partnership holds investments in four individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed or under development apartment community. The Operating Partnership holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $217,000 is being funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Operating Partnership. The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,818 at September 30, 2002. This excess investment will primarily be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. No gain or loss was recognized on the Operating Partnership’s contribution to the Property LLCs. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs.

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	September 30,	December 31,
	2002	2001

Real estate assets, net	$195,914	$115,664
Cash and other	2,485	533

Total assets	$198,399	$116,197

Construction notes payable to Operating Partnership (1)	$150,195	$77,019
Other liabilities	10,381	11,892

Total liabilities	160,576	88,911
Members’ equity	37,823	27,286

Total liabilities and members’ equity	$198,399	$116,197

Operating Partnership’s equity investment	$20,045	$12,673

Operating Partnership’s share of construction notes payable	$52,568	$26,957

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental	$1,874	$—	$3,056	$—
Other	95	15	255	15

Total revenues	1,969	15	3,311	15

Expenses
Property operating and maintenance (exclusive of items shown separately below)	1,335	90	3,112	90
Depreciation	930	—	2,071	—
Interest	930	—	1,764	—

Total expenses	3,195	90	6,947	90

Net loss	(1,226)	(75)	(3,636)	(75)

Operating Partnership’s share of net loss	$(441)	$(26)	$(1,284)	$(26)

(1)	All of the Operating Partnership’s construction financing to these unconsolidated real estate entities is included in the Operating Partnership’s outstanding debt and real estate assets. At September 30, 2002 and 2001, the venture partner’s share of the construction loans was $97,627 and $19,899, respectively.

At September 30, 2002, three of the apartment communities had commenced initial rental operations. The Operating Partnership’s share of the net loss from these investments is included in other revenue in the accompanying consolidated financial statements.

The Operating Partnership has committed construction financing to the Property LLCs totaling $167,967 ($150,195 funded at September 30, 2002). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from February 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings.

As part of the development and construction services agreements entered into between the Operating Partnership and the Property LLCs, the Operating Partnership guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $19,000). At September 30, 2002, the Operating Partnership’s estimated obligations under the agreements total approximately $1,200. If the Operating Partnership is unsuccessful in mitigating these estimated costs, the Operating Partnership will be required to fund the amounts to the Property LLCs. Any amounts funded will be accounted for as part of the Operating Partnership’s investment in the Property LLCs. Additionally, under these agreements, the Operating Partnership is subject to project completion requirements, as defined. At September 30, 2002, the Operating Partnership has met and believes that it will meet the remaining completion date requirements and not be subject to any additional costs.

5.    REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At September 30, 2002, the Operating Partnership has classified one apartment community and eight tracts of land as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $38,123, which represents the lower of cost or fair value less costs to sell. The Operating Partnership expects the sale of these assets to occur in the next twelve months.

In the three months ended September 30, 2002, the Operating Partnership designated and classified two land parcels as held for sale. In the six months ended June 30, 2002, the Operating Partnership designated and classified six apartment communities and one commercial property as held for sale. Under SFAS No. 144, all gains and losses on the sale of these assets and the operating results from these properties are included in discontinued operations for both the current and prior periods.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

In the three months ended September 30, 2002, the Operating Partnership recognized losses of $2,170 on the sale of one community and the write down to fair market value of two land parcels designated as held for sale in the third quarter of 2002. The community sale generated net proceeds of approximately $9,753. For the nine months ended September 30, 2002, the Operating Partnership recognized net gains of $10,412 on the sale of real estate assets designated for sale subsequent to December 31, 2001, offset by reserves of $1,849 to write down to fair market value the land parcels designated as held for sale in the third quarter of 2002.

For the three and nine month periods presented, income from discontinued operations includes the results of operations through the earlier of the community sale date (if the community was sold prior to September 30, 2002) or September 30, 2002, of six apartment communities containing 2,125 units and one commercial property that were designated as held for sale in 2002. The revenues and expenses of these properties for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental	$1,116	$5,117	$8,065	$15,455
Other	47	232	307	663

Total revenues	1,163	5,349	8,372	16,118

Expenses
Property operating and maintenance (exclusive of items shown separately below)	536	2,140	3,863	6,278
Depreciation	—	1,151	275	3,410
Interest	153	957	1,240	2,829

Total expenses	689	4,248	5,378	12,517

Income from discontinued operations	$474	$1,101	$2,994	$3,601

In the three months ended March 31, 2002, the Operating Partnership sold two apartment communities containing 540 units and one commercial property for net proceeds of approximately $41,393. The communities sold were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net gains of approximately $13,275. As these assets were accounted for as held for sale assets at December 31, 2001, the net gains and operating results from these assets were included in continuing operations (see Note 2). For the three months ended September 30, 2002 and 2001, the consolidated statements of operations include net income of $0 and $797, respectively, from these two communities and one commercial property held for sale at December 31, 2001. For the nine months ended September 30, 2002 and 2001, the consolidated statements of operations included net income of $353 and $2,443, respectively, from these properties. For the three and nine months ended September 30, 2001, net income reflected above includes depreciation expense of $212 and $628, respectively.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

6.    EARNINGS PER UNIT

For the three and nine months ended September 30, 2002 and 2001, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic and diluted income available to common unitholders (numerator):
Income from continuing operations	$9,703	$31,010	$46,505	$98,121
Less: Preferred unit distributions	(4,262)	(4,369)	(12,787)	(13,106)

Income from continuing operations available to common unitholders	$5,441	$26,641	$33,718	$85,015

Common units (denominator):
Weighted average units outstanding — basic	42,031,962	43,054,521	42,016,755	43,631,222
Incremental units from assumed conversion of stock options	3,761	285,386	43,731	257,384

Weighted average units outstanding — diluted	42,035,723	43,339,907	42,060,486	43,888,606

7.    DERIVATIVE INSTRUMENTS

On January 1, 2001, the Operating Partnership adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard established accounting and reporting standards for derivative and hedging activities and required the Operating Partnership to recognize all derivative financial instruments on its balance sheet at fair value. Upon the adoption of SFAS No. 133, the Operating Partnership recorded a net transition loss of $695 relating to the write down of the book value of its interest rate cap agreements to their fair value. This loss was reflected as a cumulative effect of accounting change in the consolidated statement of operations for the nine months ended September 30, 2001.

At September 30, 2002, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the nine months ended September 30, 2002, the Operating Partnership recorded the unrealized net loss of $10,170 on these cash flow hedges as a decrease in accumulated other comprehensive income, a partners’ equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $10,170 was comprised of an unrealized net gain of $2,198 for the three months ended March 31, 2002, an unrealized net loss of $5,303 for the three months ended June 30, 2002 and an unrealized net loss of $7,065 for the three months ended September 30, 2002. In addition, the Operating Partnership recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in the statement of operations for the nine months ended September 30, 2002. This charge against earnings during the period and the fair value of the interest rate cap agreements as of September 30, 2002 were not significant to the Operating Partnership’s financial position or results of operations. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $3,168.

At September 30, 2001, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 and maturity dates ranging from 2005 to 2009. For the nine months ended September 30, 2001, the Operating Partnership recorded the unrealized net loss of $8,909 on these cash flow hedges as a liability and a reduction in accumulated other comprehensive income, a partners’ equity account, in the accompanying consolidated balance sheet. This unrealized net loss of $8,909 was comprised of an unrealized net loss of $3,134 for the three months ended March 31, 2001, an unrealized net gain of $2,622 for the three months ended June 30, 2001 and an unrealized net loss of $8,397 for the three months ended September 30, 2001.

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

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2001 — communities which reached stabilized occupancy in the prior year.

•	Development and lease up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the current or prior year and not reflected as discontinued operations (see Note 2).

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and FFO together with a reconciliation of segment contribution to FFO, total FFO and income from continuing operations. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Fully stabilized communities	$66,507	$71,242	$199,185	$214,232
Communities stabilized during 2001	5,401	5,249	16,002	13,496
Development and lease-up communities	10,846	6,967	27,469	18,079
Sold communities	—	2,471	745	17,833
Other	3,954	7,840	11,523	24,106

Consolidated revenues	$86,708	$93,769	$254,924	$287,746

Contribution to FFO from continuing operations
Fully stabilized communities	$42,654	$47,773	$129,427	$145,951
Communities stabilized during 2001	3,429	3,440	10,328	8,312
Development and lease-up communities	6,097	4,290	15,064	10,672
Sold communities	—	1,550	369	11,249
Other	—	305	—	1,336

Contribution to FFO from continuing operations	52,180	57,358	155,188	177,520

FFO — discontinued operations	474	1,101	2,994	3,601
Other operating income, net of expense	(1,421)	585	(4,169)	1,836
Depreciation on non-real estate assets	(506)	(611)	(1,490)	(1,857)
Minority interest in consolidated property partnerships	537	527	1,480	1,344
Interest expense	(15,763)	(13,101)	(43,716)	(40,934)
Amortization of deferred loan costs	(588)	(513)	(1,711)	(1,456)
General and administrative expense	(3,495)	(3,441)	(10,981)	(10,087)
Distributions to preferred unitholders	(4,262)	(4,369)	(12,787)	(13,106)

Total FFO	27,156	37,536	84,808	116,861

Depreciation on real estate assets	(21,241)	(17,973)	(61,371)	(52,195)
Gain on property sales — continuing operations	—	8,179	13,275	23,950
Income from discontinued operations	(474)	(1,101)	(2,994)	(3,601)
Distributions to preferred unitholders	4,262	4,369	12,787	13,106

Income from continuing operations	$9,703	$31,010	$46,505	$98,121

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

9.    PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

In the fourth quarter of 2001, the Operating Partnership recorded a charge based on management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. As part of the charge, the Operating Partnership established approximately $3,632 of accrued liabilities, primarily related to employee severance costs. These amounts are expected to be paid through 2003. The following table summarizes the activity relating to the accrued charges during the nine months ended September 30, 2002.

Accrued severance and other charges, December 31, 2001	$3,632
Payments for three months ended March 31, 2002	(1,430)
Payments for three months ended June 30, 2002	(771)
Payments for the three months ended September 30, 2002	(397)

Accrued severance and other charges, September 30, 2002	$1,034

In the fourth quarter of 2001, the Operating Partnership sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Operating Partnership, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001. In the first quarter of 2002, the Operating Partnership received payments representing approximately 26% of the outstanding note balance. As these payments constitute adequate initial principal payments under the note, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $2,750 at September 30, 2002) and to remove the net assets and liabilities of the former PLG from the Operating Partnership’s financial statements. No further gain or loss was recognized in 2002.

The Operating Partnership also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% financed by the Operating Partnership. Through the second quarter of 2002, the Operating Partnership had received payments under the notes representing approximately 10% of the original outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the second quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $1,226 at September 30, 2002), record a net gain of $510 and to remove the net assets and liabilities of the former RAM from the Operating Partnership’s financial statements.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except apartment unit data)

10.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 2002 and 2001 were as follows:

During the nine months ended September 30, 2002 and 2001, the Operating Partnership’s derivative financial instruments (See Note 7) decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partners’ equity of $10,170 and $8,909, respectively.

During the nine months ended September 30, 2002 and 2001, the Operating Partnership contributed certain apartment communities with aggregate costs of $43,265 and $29,583, respectively, to unconsolidated limited liability companies in exchange for equity ownership and construction notes receivable interests in the entities (see note 4).

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

As of September 30, 2002, there were 42,032,851 Units outstanding, of which 36,913,963 or 87.8%, were owned by the Company and 5,118,888 or 12.2% were owned by other limited partners (including certain officers and directors of the Company). As of September 30, 2002, there were 7,700,000 preferred units outstanding, of which 4,900,000 were owned by the Company.

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The discussion below addresses the implementation of new accounting pronouncements and policies during the nine months ended September 30, 2002.

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

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is stricter under APB No. 30, the impact to the Company will be for the potential treatment of gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company expects to implement the requirements of SFAS No. 145 on January 1, 2003. The Company believes the provisions of this Statement will not have a significant effect on the Company's results of operations or its financial position. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the provisions of this Statement will not have a significant effect on the Company's results of operations or its financial position.

Results of Operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations.

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

The Company reported net income available to common shareholders of $3,291 and $24,420 for the three months ended September 30, 2002 and 2001, respectively. The decrease in Company net income available to common shareholders of $21,129 from 2001 to 2002 was due to the weaker operating performance of the fully stabilized communities primarily as a result of weaker market fundamentals in the Company’s primary markets (see discussion under section entitled, “Fully Stabilized Communities”), lower gains on property sales due to the timing and mix of assets sold between periods, the slower lease-up of new development communities and the dilutive impact of the Company’s asset sale and capital reinvestment program.

Rental and other revenues decreased $3,026, or 3.4% primarily due to a decrease of $4,735 or 6.6% in revenues from fully stabilized communities discussed further below. The rental and other revenue increases from the Company’s newly stabilized and lease-up properties of $4,031 were partially offset by the revenue reduction of $2,471 from assets sold under the Company’s asset sale and capital recycling program. As discussed in the section titled “Liquidity and Capital Resources”, the Company’s asset sale and capital recycling program refers to the sale of existing apartment communities and using the cash proceeds to fund the development of new apartment communities.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,690 or 8.3% from 2001 to 2002 primarily due to increased expenses in the Company’s newly stabilized and lease-up communities, partially offset by reduced expenses from assets sold between periods.

As more fully discussed in Note 9 to the consolidated financial statements, the Company exited the third party property management and landscape service businesses in the fourth quarter of 2001 through the sale of the businesses to their respective management teams. These sales allowed the Company to simplify its operations through a reduced workforce (from approximately 2,100 employees prior to the sale to approximately 1,100 employees as of September 30, 2002) and focus on its core business of owning, developing and managing multifamily real estate assets.

The loss on properties held for sale and sold in 2002 is included in discontinued operations in accordance with SFAS No. 144. See the section titled “Discontinued Operations” below for further discussion. Under SFAS No. 144, all future gains and losses from property sales will be included in discontinued operations.

Depreciation expense increased $4,272 or 23.5% from 2001 to 2002 primarily due to increased depreciation on newly stabilized and lease-up properties, partially offset by the cessation of depreciation on properties sold and currently held for sale.

General and administrative expenses increased $54 or 1.6% from 2001 to 2002 primarily due to reduced capitalization of certain incremental costs associated with the Company’s development and construction efforts resulting from the reduced volume of development and construction between periods offset by reduced costs due to management emphasis on cost control and cost reduction.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

The Company reported net income available to common shareholders of $39,649 and $77,431 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in net income available to common shareholders of $37,782 from 2001 to 2002 was primarily due to the weaker operating performance of the fully stabilized communities primarily as a result of the state of the national economy (see discussion under section entitled, “Fully Stabilized Communities”), lower gains on property sales due to the timing and mix of assets sold between periods, the slower lease-up of new development communities and the dilutive impact of the Company’s asset sale and capital reinvestment program. The decrease in income from operations was partially offset by increased gains on property sales (from continuing and discontinuing operations) due to the timing and mix of assets sold between periods.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

Rental and other revenues decreased $20,527, or 7.5%, from 2001 to 2002 primarily due to a decrease of $15,047, or 7.0%, in revenues from fully stabilized communities discussed further below. Rental and other revenue increases from the Company’s newly stabilized and lease-up properties of $11,896 were offset by revenue reduction of $17,088 from assets sold under the Company’s asset sale and capital recycling program.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $2,885 or 2.9% from 2001 to 2002, primarily due to increased expenses of $1,478 or 2.2% in the Company’s fully stabilized communities discussed further below. The expense increases from newly stabilized and lease-up communities were offset by the reduction of expenses from assets sold between periods.

As discussed above and in Note 9 to the consolidated financial statements, the Company exited the third party property management and landscape service business in the fourth quarter of 2001 through the sale of the businesses to their respective management teams. These sales allowed the Company to simplify its operations through reduced work force (from approximately 2,100 employees prior to the sale to approximately 1,100 employees as of September 30, 2002) and focus on its core business of owning, developing and managing multifamily real estate assets.

The net gain on property sales included in continuing operations of $23,950 for 2001 resulted from the sale of six communities containing 2,799 units and three land parcels. The net gain on property sales included in continuing operations of $13,275 for 2002 resulted from the sale of two communities containing 540 units and one commercial property. These assets were all sold or classified as assets held for sale at December 31, 2001. The net gain on property sales of $10,412 ($9,144 net of minority interest) included in discontinued operations, under SFAS No. 144, in 2002 resulted from the sale of five communities containing 1,617 units and one commercial property, less reserves of $1,849 ($1,635 net of minority interest) to write down to fair value certain real estate assets designated as held for sale at September 30, 2002. See the section titled “Discontinued Operations” below for further discussion.

Depreciation expense increased $12,042, or 22.9%, from 2001 to 2002 primarily due to increased depreciation on newly stabilized and lease-up properties, partially offset by the cessation of depreciation on properties sold and currently held for sale.

General and administrative expenses increased $894, or 8.9%, from 2001 to 2002 primarily due to reduced capitalization of certain incremental costs associated with the Company’s development and construction efforts resulting from the reduced volume of development and construction activity between periods.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

Discontinued Operations

In accordance with the implementation provisions of SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.

For the three and nine month periods presented, income from discontinued operations includes the results of operations through the earlier community sale date (if the community was sold prior to September 30, 2002) or September 30, 2002, of six apartment communities containing 2,125 units and one commercial property that were designated as held for sale in 2002. The revenues and expenses of these properties for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Rental	$1,116	$5,117	$8,065	$15,455
Other	47	232	307	663

Total revenues	1,163	5,349	8,372	16,118

Expenses
Property operating and maintenance (exclusive of items shown separately below)	536	2,140	3,863	6,278
Depreciation	—	1,151	275	3,410
Interest	153	957	1,240	2,829

Total expenses	689	4,248	5,378	12,517

Income from discontinued operations (before minority interest)	$474	$1,101	$2,994	$3,601

The decrease between periods for both the three and nine month period ended September 30, 2002, results from the 2002 periods including the results of operations of five communities and one commercial property through their actual sale dates (generally in the second and third quarters) and one community for the full periods presented. The results for the 2001 periods include full operating results for all six of the communities and the commercial property for the periods presented.

In the three months ended September 30, 2002, the Company recognized losses of $2,170 ($1,906 net of minority interest), on the sale of one community and the write down to fair market value of two land parcels designated as held for sale in the third quarter of 2002. The community sale generated net proceeds of approximately $9,753. For the nine months ended September 30, 2002, the Company recognized net gains of $10,412 ($9,144 net of minority interest) on the sale of real estate assets designated for sale subsequent to December 31, 2001, offset by reserves of $1,849 ($1,635 net of minority interest) to write down to fair market value the land parcels designated as held for sale in the third quarter of 2002.

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

At September 30, 2002, the Company’s portfolio of apartment communities consisted of the following: (i) 66 communities that were completed and stabilized for all of the current and prior year, (ii) eight communities and an addition to an existing community that achieved full stabilization during 2001, and (iii) ten communities and additions to three existing communities that are currently in development or lease-up. Sold communities include communities sold in 2001 and 2002 that are not reflected in discontinued operations under SFAS No. 144.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will initially exceed rental

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease-up deficits for the three and nine months ended September 30, 2002 were $324 and $1,182, respectively. Lease-up deficits for the three and nine months ended September 30, 2001 were $488 and $2,256, respectively.

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

All Operating Communities

The operating performance for all of the Company’s apartment communities combined for the three and nine months ended September 30, 2002 and 2001 is summarized as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001	% Change	2002	2001	% Change

Rental and other revenue:
Fully stabilized communities (1)	$66,507	$71,242	(6.6)%	$199,185	$214,232	(7.0)%
Communities stabilized during 2001	5,401	5,249	2.9%	16,002	13,496	18.6%
Lease-up communities (2)	10,846	6,967	55.7%	27,469	18,079	51.9%
Sold communities (3)	—	2,471	(100.0)%	745	17,833	(95.2)%
Other revenue (4)	3,638	3,489	4.3%	10,521	10,809	(2.7)%

	86,392	89,418	(3.4)%	253,922	274,449	(7.5)%

Property operating and maintenance expense (exclusive of depreciation and amortization):
Fully stabilized communities (1)	23,853	23,469	1.6%	69,758	68,281	2.2%
Communities stabilized during 2001	1,972	1,809	9.0%	5,674	5,184	9.5%
Lease-up communities (2)	4,749	2,677	77.4%	12,405	7,407	67.5%
Sold communities (3)	—	921	(100.0)%	376	6,584	(94.3)%
Other expense (5)	4,658	3,666	27.1%	13,815	11,687	18.2%

	35,232	32,542	8.3%	102,028	99,143	2.9%

Revenue in excess of specified expense	$51,160	$56,876	(10.1)%	$151,894	$175,306	(13.4)%

Recurring capital expenditures: (6)	$2,584	$2,780	(7.1)%	$7,315	$9,719	(24.7)%

Average apartment units in service	30,047	31,318	(4.1)%	30,226	31,777	(4.9)%

(1)	Communities which reached stabilization prior to January 1, 2001.

(2)	Communities in the “construction”, “development” or “lease-up” stage during 2002 and, therefore, not considered fully stabilized for all of the periods presented.

(3)	Includes results from two communities containing 540 units and one commercial property sold in 2002 and results from communities sold in 2001.

(4)	Other revenue includes revenue from commercial properties, revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.

(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.

(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the three and nine months ended September 30, 2002, rental and other revenue decreased $3,026, or 3.4%, and $20,527, or 7.5%, respectively, compared to the same periods in the prior year. The decrease in revenue from fully stabilized communities was a result of declining average occupancy and increased rental concessions between periods. The revenue increase from the completion and lease-up of new development communities was offset by the revenue reduction from assets sold under the Company’s asset sales and capital recycling program.

For the three and nine months ended September 30, 2002, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,690 or 8.3% and $2,885 or 2.9%, primarily due to increased expenses at fully stabilized properties.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year. At September 30, 2002, the fully stabilized portfolio of 66 communities with 23,388 units includes 38 communities with 14,932 units (64%) located in Atlanta, Georgia, 18 communities with 4,535 units (19%) in Dallas, Texas, three communities with 1,439 units (6%) located in Tampa, Florida and seven communities with 2,482 units (11%) located in other markets. The operating performance of these communities is summarized as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001	% Change	2002	2001	% Change

Rental and other revenue	$66,507	$71,242	(6.6)%	$199,185	$214,232	(7.0)%
Property operating and maintenance expense (exclusive of depreciation and amortization) (1)(2)	23,853	23,469	1.6%	69,758	68,281	2.2%

Revenue in excess of specified expense	$42,654	$47,773	(10.7)%	$129,427	$145,951	(11.3)%

Capital expenditures (1)(2)
Recurring Carpet	$623	$512	21.7%	$1,526	$1,279	19.3%
Other	1,824	1,728	5.6%	5,073	5,851	(13.3)%

Total recurring	2,447	2,240	9.2%	6,599	7,130	(7.4)%
Non-recurring	676	223	203.1%	1,899	866	119.3%

Total capital expenditures	$3,123	$2,463	26.8%	$8,498	$7,996	6.3%

Total capital expenditure per unit	$134	$105	27.6%	$363	$342	6.1%

Average economic occupancy (3)	92.9%	94.6%	(1.7)%	90.9%	95.0%	(4.1)%

Average monthly rental rate per apartment unit (4)	$973	$1,014	(4.0)%	$994	$1,011	(1.7)%

Apartment units in service	23,388	23,388		23,388	23,388

(1)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

(2)	In addition to such expenditures, the Company expensed $185 and $204 per unit on building maintenance (inclusive of direct salaries) and $57 and $59 per unit on landscaping (inclusive of direct salaries) for the three months ended September 30, 2002 and 2001, respectively, and $523 and $546 per unit on building maintenance (inclusive of direct salaries) and $174 and $177 per unit on landscaping (inclusive of direct salaries) for the nine months ended September 30, 2002 and 2001 respectively.

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy including these amounts would have been 91.3% and 93.6% for the three months ended September 30, 2002 and 2001, respectively and 89.0% and 94.0% for the nine months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002 and 2001, concessions were $910 and $533, respectively, and employee discounts were $163 and $233, respectively. For the nine months ended September 30, 2002 and 2001, concessions were $3,361 and $1,251, respectively, and employee discounts were $536 and $714, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

For the three and nine months ended September 30, 2002, rental and other revenue decreased $4,735, or 6.6%, and $15,047, or 7.0%, respectively, compared to the same periods in the prior year. This decrease was primarily due to the aggregate impact of the decrease in average rents totaling $2,890 and $3,538 for the three and nine months ended September 30, 2002 and to increased vacancy losses of $1,082 and $8,184 for the three and nine months ended September 30, 2002, respectively. The reduction in aggregate rents reflects the Company’s reaction to weaker market fundamentals to lower rents, when necessary, in order to maintain occupancy levels in excess of 90%. The increase in vacancy loss resulted from a decrease in average economic occupancy from 94.6% to 92.9% for the three months ended September 30, 2001 and 2002, respectively, and from 95.0% to 90.9% for the nine months ended September 30, 2001 and 2002, respectively. In addition, revenues decreased due to increased rental concessions of $377 and $2,110 for the three and nine months ended September 30, 2002, respectively, given to residents as incentives to lease apartment units. This occupancy decline and the Company’s resulting increase in concessions and rent reductions reflected the sharp decline in economic and market activity across most of the Company’s markets.

Property operating and maintenance expense (exclusive of depreciation and amortization) increased $384, or 1.6%, and $1,477, or 2.2% for the three and nine months ended September 30, 2002, respectively, over the prior periods. These increases are primarily due to higher insurance costs, as a result of the effects on the insurance markets of the terrorist attacks in September 2001, increased unit turnkey costs and vacancy unit utility costs, partially offset in the nine months ended by favorable property tax settlements of approximately $500 relating to prior years on certain Dallas, Texas communities.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

Project Abandonment, Employee Severance and Impairment Charges

In the fourth quarter of 2001, the Company recorded a charge based on management’s decision to focus its business and development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. As part of the charge, the Company established approximately $3,632 of accrued liabilities, primarily related to employee severance costs. These amounts are expected to be paid through 2003. The following table summarizes the activity relating to the accrued charges during the nine months ended September 30, 2002.

Accrued severance and other charges, December 31, 2001	$3,632
Payments for the three months ended March 31, 2002	(1,430)
Payments for the three months ended June 30, 2002	(771)
Payments for the three months ended September 30, 2002	(397)

Accrued severance and other charges, September 30, 2002	$1,034

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the management team and initially financed 100% by the Company, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001. In the first quarter of 2002, the Company received payments representing approximately 26% of the outstanding note receivable balance. As these payments constitute adequate initial principal payments under the note, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $2,750 at September 30, 2002) and to remove the net assets and liabilities of the former PLG from the Company’s financial statements. No further gain or loss was recognized in the first quarter of 2002.

The Company also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the management team of RAM and the sale was 100% financed by the Company. Through the second quarter of 2002, the Company had received payments under the notes representing approximately 10% of the original outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the second quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $1,226 at September 30, 2002), record a net gain of $510 and to remove the net assets and liabilities of the former RAM from the Company’s financial statements.

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

The Company’s net cash provided by operating activities decreased from $143,901 in 2001 to $97,388 in 2002 primarily due to lower net income (before depreciation and gain on sale of assets), resulting from the operating performance of the Company’s fully stabilized properties and the dilutive impact of the Company’s asset sale and capital recycling program.

Net cash provided by (used in) investing activities decreased from net cash provided of $3,057 in 2001 to net cash used of $26,035 in 2002 primarily due to reduced proceeds from asset sales in 2002 compared to 2001 of $65,540 partially offset by reduced construction and development expenditures in 2002.

Net cash used in financing activities decreased from $149,491 in 2001 to $71,110 in 2002 primarily due to the reduction of treasury stock purchases from $86,069 in 2001 to none in 2002 under the Company’s stock repurchase program.

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

In prior years, the Company met its short-term liquidity requirement of funding the payment of its current level of quarterly dividends to shareholders from its net cash flow provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. Beginning in the fourth quarter of 2001 and continuing through the third quarter of 2002, the Company’s net cash flow from operations reduced by annual capital expenditures discussed above has not been sufficient to fully fund the Company’s current level of dividend payments to common shareholders. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements to maintain its REIT status under the Code. It is management’s intent to fund the shortfall between operating cash flow and its dividend requirements through proceeds from asset sales, however, from time to time the additional funding required to pay the current dividends may be obtained through a combination of line of credit borrowings and proceeds from asset sales. The factors that have led to this condition are the decline in economic and market conditions beginning in the fourth quarter of 2001 and continuing through the third quarter of 2002 in the Company’s major markets resulting in lower cash flow from its operating property portfolio, the slower lease-up of its existing development community portfolio and the short-term negative cash flow impact of funding its current development portfolio through the sale of operating real estate assets.

Management believes these factors will remain present through the remainder of 2002, resulting in the need to fund a portion of its current level of dividend payment primarily through proceeds from asset sales. Depending on market conditions for the remainder of 2002, the Company will fund dividends ranging from $33,000 to $35,000 from these sources in 2002. For the fourth quarter of 2002, the Company has declared a quarterly dividend on its common stock of $0.78, a rate equal to its current quarterly dividend level. The dividend for the fourth quarter of 2002 will be paid on January 15, 2003 to common shareholders of record on January 2, 2003. For 2003, the Company's board of directors had indicated that it intends to reduce the Company’s current quarterly dividend on its common stock to $0.45 per share, subject to quarterly dividend declarations by the board of directors. At this reduced dividend level of 2003, management expects that its 2003 dividends will be funded from its net cash flow provided by operating activities. Reducing the dividends in 2003 will free up additional cash flow in 2003, which the Company will use to partially fund its limited development pipeline, to reduce indebtedness and to opportunistically repurchase common shares.

Management expects the Company to meet its new construction and development and certain of its other long-term liquidity requirements, including maturities of long-term debt, lines of credit and debt and equity commitments to unconsolidated entities, and possible land and property acquisitions through the sale of operating properties and through long-term secured and unsecured borrowings. Management believes the Company has adequate borrowing capacity and access to real estate sales markets to fund these requirements. Additionally, in 2001, the Company began to utilize equity joint ventures as a means of raising capital and reducing the size and exposure of its development property pipeline. In the nine months ended September 30, 2002, the Company received equity capital through the joint ventures totaling $9,213, and for the year ended December 31, 2001 the Company received equity capital through the joint ventures of $18,082. The Company may continue to use joint venture arrangements in future periods.

The Company currently has development projects in progress that will be completed over the next twelve to fifteen months. At September 30, 2002, the Company’s share of the estimated future cash expenditures to complete these projects will approximate $54,000. As previously discussed, the Company intends to use the proceeds from sale of operating properties as the primary source of capital to fund these future development expenditures.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

The Company began an active asset sale and capital recycling program in 2000 as the primary means to fund its on-going development community program. For the three months ended September 30, 2002, the Company sold one community containing 167 units for net proceeds of $9,753. For the nine months ended September 30, 2002, the Company sold seven communities containing 2,157 units and two commercial properties for net proceeds of approximately $150,120. For the three and nine months ended September 30, 2001, the Company generated net proceeds from asset sales of $24,320 and $215,660, respectively. In October 2002, the Company sold one community containing 508 units for net proceeds of $30,096. Management believes that the asset sales markets remain viable to provide the necessary funding into 2003.

At September 30, 2002, the Company had available credit facility borrowing capacity of approximately $274,969 under its existing credit facilities. The Company’s primary credit facility with total capacity of $320,000 matures in 2004 while a second incremental credit facility has a borrowing capacity of $125,000 and matures in April 2003. The Company has adequate capacity under these facilities to execute its 2002 business plan without regard to a significant level of asset sales or other secured and unsecured debt financings.

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

Unsecured Lines of Credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing. At September 30, 2002, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level in 2002. The Revolver matures in April 2004.

In addition to the Revolver, the Company also has in place an additional $125,000 line of credit facility for general corporate purposes. Upon the renewal of this credit facility in 2002, the total borrowing capacity was reduced from $185,000 to $125,000. The reduced borrowing capacity is consistent with the Company’s reduced development spending. This line bears interest at LIBOR plus 0.90% and matures in April 2003. There were no outstanding borrowings under this facility at September 30, 2002.

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

Stock Repurchase Program

The Company’s Board of Directors has approved the purchase of up to $200,000 of the Company’s common stock. In the fourth quarter of 2000, the Company began repurchasing shares of its common stock in accordance with the announced stock repurchase program using funds from operating cash flow and the sale of properties. Purchases will be made from time to time in the open market and it is expected that funding of the program will come primarily from the proceeds from asset sales. Through December 31, 2001, the Company had repurchased approximately 3,128,000 shares at a total cost of $114,126. The Company did not repurchase any shares during the nine months ended September 30, 2002. Management has indicated it will be opportunistic with respect to additional share repurchases and intends to finance additional repurchases with asset sale proceeds rather than additional borrowings.

Schedule of Indebtedness

The following table reflects the Company’s indebtedness at September 30, 2002 and December 31, 2001:

Description	Payment Terms	Interest Rate		Maturity Date (1)	September 30, 2002	December 31, 2001

Senior Notes (Unsecured)
Senior Notes	Int	6.11% - 7.70%		2003-2010	$385,000	$360,000
Medium Term Notes	Int	6.69% - 8.12% %	(2)	2004-2015	323,000	323,000
Northwestern Mutual Life	Int	8.37%		2002	—	20,000

					708,000	703,000

Unsecured Lines of Credit & Other
Revolver — Syndicated	N/A	LIBOR + 0.85%	(3)	2004	180,000	155,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	10,031	11,202
Other	N/A	5.00%	(4)	2021	2,000	2,000

					192,031	168,202

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975%	(5)	2029	101,100	102,200
Northwestern Mutual Life	Prin. and Int	7.69%		2007	49,959	50,527
Northwestern Mutual Life	Prin. and Int	6.50%	(6)	2009	46,953	47,681
Northwestern Mutual Life	Prin. and Int	7.69%		2007	27,951	28,268
Northwestern Mutual Life	Prin. and Int	6.29%		2007	13,465	—
Parkwood Townhomes TM	Prin. and Int	7.375%		2014	—	762

					239,428	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int	1.37%	(7)	2025	235,880	235,880

Total					$1,375,339	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to March 16, 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At September 30, 2002, the outstanding balance of the Revolver consisted of “money market” and LIBOR based loans with an average interest rate of 2.67%. The Revolver has a total capacity of $320 million and matures in April 2004.

(4)	This loan is interest free for the first three years, with interest at 5.00% thereafter.

(5)	In 2000, interest rate was fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(6)	This note bears interest at 6.50% with an effective rate of 7.30%.

(7)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the average rate for the nine months ended September 30, 2002 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

Current Development Activity

The Company’s apartment communities under development or in initial lease-up are summarized in the following table:

		Estimated	Amount		Estimated	Estimated
		Construction	Spent	Quarter of	Quarter of	Quarter of	%	%
	Number of	Cost	As of	Construction	First Units	Stabilized	Leased	Occupied
Metropolitan Area	Units	($ in millions)	9/30/02	Start	Available	Occupancy (1)	11/02/02	11/02/02

Wholly Owned Construction/Lease-up Communities
Tampa, FL
Post Harbour Place III	259	$35	$30	2Q '01	2Q '02	2Q '03	60.6%	56.4%
Subtotal Wholly-Owned Construction/Lease-up Communities	259	$35	$30

Co-Investment Construction/Lease-up Communities
Atlanta, GA
Post PeachtreeTM (2)	121	$31	$30	2Q '00	3Q '01	1Q '03	74.4%	72.7%
Post BiltmoreTM (2)	276	$38	$37	3Q '00	4Q '01	1Q '03	84.8%	79.7%

Subtotal	397	$69	$67

New York City, NY
Post LuminariaTM (3)	138	$52	$47	3Q '01	2Q '02	2Q '03	78.3%	72.5%
Post ToscanaTM (4)	199	$97	$57	1Q '02	1Q '03	2Q '04	—	—
Subtotal	337	$149	$104

Pasadena, CA
Post Paseo Colorado (2)	391	$76	$73	2Q '00	1Q '02	2Q '03	64.7%	62.4%
Washington D.C.
Post Massachusetts AvenueTM (2)	269	$76	$65	2Q '01	4Q '02	4Q '03	8.9%	6.3%

Subtotal Co-Investment Construction/Lease-up Communities	1,394	$370	$309

Construction Totals	1,653	$405	$339

Less Partners’ Portion		$(160)	$(148)

Post Properties’ Funding Commitment		$245	$191

Weighted average projected FFO as a % of total estimated construction cost (5)		7.5%

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	These communities are being developed as a joint venture (Post equity ownership is 35%).

(3)	This development is structured as a joint venture, with Post and The Clarett Group contributing approximately 70% of the equity and the landowner contributing the balance.

(4)	This development is structured as a joint venture with Post and The Clarett Group. Post will contribute substantially all of the capital of the joint venture.

(5)	The calculation represents the aggregate projected unlevered funds from operations to be earned by each community in its first year of stabilized operations divided by aggregate estimated construction costs of the communities. The Company uses funds from operations as a management tool to measure the operating performance of its communities.

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

A summary of community development improvements and other capitalized expenditures for the three and nine months ended September 30, 2002 and 2001 is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

New community development and acquisition activity	$25,533	$63,207	$118,293	$186,545
Non-recurring capital expenditures:
Revenue generating additions and improvements (1)	340	612	1,306	2,620
Other community additions and improvements (2)	810	401	2,075	1,220
Recurring capital expenditures:
Carpet replacements and other community additions and improvements (3)	2,584	2,780	7,315	9,719
Corporate additions and improvements	375	610	923	1,850

	$29,642	$67,610	$129,912	$201,954

Other Data
Capitalized interest	$2,753	$5,050	$11,293	$16,803

Capitalized overhead (4)	$1,266	$3,448	$3,995	$11,530

(1)	Represents expenditures for major renovations of communities, water sub-metering equipment and other unit upgrade costs that enhance the rental value of such units.

(2)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(3)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(4)	Reflects overhead costs capitalized to construction and development activities.

Inflation

Substantially all of the leases at the Communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination; in addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of two month’s additional rent as compensation for early termination. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

Funds from Operations and Cash Available for Distribution

Historical Funds from Operations

The Company considers funds from operations (“FFO”) a useful measure of performance of an equity REIT. FFO is defined to mean net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs. Cash available for distribution (“CAD”) is defined as FFO less capital expenditures incurred in operations. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

The calculation of FFO and CAD for the three and nine months ended September 30, 2002 and 2001 presented on a historical basis are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income available to common shareholders	$3,291	$24,420	$39,649	$77,431
Cumulative effect of accounting change, net of minority interest	—	—	—	613
Extraordinary items, net of minority interest	—	—	120	77
Minority interest of common unitholders - continuing operations	661	3,190	4,090	10,069
Gain on property sales — continuing operations	—	(8,179)	(13,275)	(23,950)
Gain on property sales, net of minority interest — discontinued operations (1)	1,906	—	(7,509)	—
Minority interest in discontinued operations (2)	57	132	362	426

Adjusted net income	5,915	19,563	23,437	64,666
Depreciation of real estate assets (3)	21,241	17,973	61,371	52,195

Funds from Operations	27,156	37,536	84,808	116,861
Recurring capital expenditures (4)	(2,584)	(2,780)	(7,315)	(9,719)
Non-recurring capital expenditures	(810)	(401)	(2,075)	(1,220)

Cash Available for Distribution	$23,762	$34,355	$75,418	$105,922

Revenue generating capital expenditures (5)	$340	$612	$1,306	$2,620

Cash Flow Provided By (used in):
Operating activities	$35,242	$58,959	$97,388	$143,901
Investing activities	$(39,936)	$(50,934)	$(26,035)	$3,057
Financing activities	$213	$(17,368)	$(71,110)	$(149,491)
Weighted average common shares outstanding — basic	36,913,074	37,899,668	36,897,867	38,463,672
Weighted average common shares and units outstanding — basic	42,031,962	43,054,521	42,016,755	43,631,222
Weighted average common shares outstanding — diluted	36,916,835	38,185,054	36,941,598	38,721,056
Weighted average common shares and units outstanding — diluted	42,035,723	43,339,907	42,060,486	43,888,606

(1)	For the three months ended September 30, 2002, the Company recognized losses of $2,170 ($1,906 net of minority interest) on the sale of one community and the write down to fair market value of two land parcels designated as held for sale in the third quarter of 2002. For the nine months ended September 30, 2002, the Company recognized net gains of $10,412 ($9,144 net of minority interest) on the sale of real estate assets designated for sale subsequent to December 31, 2001, offset by reserves of $1,849 ($1,635 net of minority interest) to write down to fair market value the land parcels designated as held for sale in the third quarter of 2002.

(2)	Represents the minority interest in earnings for periods prior to the property sale date for real estate assets designated as held for sale in 2002.

(3)	Depreciation on real estate assets is net of the minority interest portion of depreciation in consolidated partnerships.

(4)	Since the Company does not add back the depreciation of non-real estate assets in its calculation of funds from operations, non-real estate related capital expenditures of $375 and $610 for the three months ended September 30, 2002 and 2001, respectively, and $923 and $1,850 for the nine months ended September 30, 2002 and 2001, respectively, are excluded from the calculation of cash available for distribution.

(5)	Represents expenditures for major renovations of communities, water sub-metering equipment and other unit upgrade costs that enhance the rental value of such units.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of such statements in this report include management’s expectations with regard to net operating income and funds from operations for 2002, management’s expectations with regard to occupancy levels and rent growth, management’s expectations with regard to dividend payments, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and the Company’s ability to execute asset sales in connection with its asset sale and capital recycling program. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in the Company’s filings with the Securities and Exchange Commission.

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
 (In thousands, except apartment unit data)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2002, the Company had $316,131 of variable rate debt tied to LIBOR. In addition, the Company had $235,880 in variable tax-exempt debt with interest based the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:

•	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;

•	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;

•	use treasury locks where appropriate to fix rates on anticipated debt transactions, and

•	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

A summary of the terms of the Company’s outstanding derivative financial instruments at September 30, 2002 is as follows:

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value

					Asset (Liab.)
Interest Rate Swaps
Variable to fixed	$104,000 amortizing to $90,270	6.04%	1 month LIBOR	7/31/09	$(14,310)
Variable to fixed	$25,000	6.53%	3 month LIBOR	2/01/05	(2,505)
Interest rate cap	$76,000	5.00%	—	2/01/03	—
Interest rate cap	$141,230	5.00%	—	2/01/03	—
Interest rate cap	$18,650	5.00%	—	2/01/03	—

					$(16,815)

As more fully described in Note 2 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $101,100 FNMA borrowings and a $25,000 unsecured note effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at September 30, 2002, would increase or decrease by approximately $4,300 on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

               None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5. OTHER INFORMATION

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1(a)	Articles of Incorporation of the Company
3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.3(c)	Articles of Amendment to the Articles of Incorporation of the Company.
3.4(d)	Articles of Amendment to the Articles of Incorporation of the Company.
3.5(e)	Articles of Amendment to the Articles of Incorporation of the Company.
3.6(a)	Bylaws of the Company.
4.1(f)	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
99.1	Certification of Sarbanes - Oxley Act of 2002 - President and Chief Executive Officer
99.2	Certification of Sarbanes - Oxley Act of 2002 - Executive Vice President and Chief Financial Officer

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b)	Filed as an exhibit to the Current Report on Form 8-K, dated as of October 1, 1996, of the Company.
(c)	Filed as an exhibit to the Current Report on Form 8-K, dated as of October 28, 1997, of the Company.
(d)	Filed as an exhibit to the Current Report on Form 8-K, dated as of February 9, 1998, of the Company.
(e)	Filed as an exhibit to the Quarterly Report on Form 10-Q, dated as of November 15, 1999, of the Company.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.

(b)	Reports on Form 8-K

There were no reports on Form 8K filed by either registrant during the three month period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC

November 14, 2002	/s/ R. Gregory Fox

(Date)	R. Gregory Fox Executive Vice President, Chief Financial Officer (Principal Financial Officer)

November 14, 2002	/s/ Arthur J. Quirk

(Date)	Arthur J. Quirk Vice President and Controller, Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.

	By:	Post GP Holdings, Inc., its General Partner

November 14, 2002	/s/ R. Gregory Fox

(Date)	R. Gregory Fox Executive Vice President, Chief Financial Officer (Principal Financial Officer)

November 14, 2002	/s/ Arthur J. Quirk

(Date)	Arthur J. Quirk Vice President and Controller, Chief Accounting Officer

CERTIFICATIONS

I, David P. Stockert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Post Properties, Inc. and Post Apartment Homes, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

Post Properties, Inc. a Georgia Corporation	Post Apartment Homes, L.P. a Georgia limited partnership

	By:	Post GP Holdings, Inc., a Georgia corporation, its sole general partner

/s/ David P. Stockert		/s/ David P. Stockert

David P. Stockert President and Chief Executive Officer		David P. Stockert President and Chief Executive Officer

I, R. Gregory Fox, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Post Properties, Inc. and Post Apartment Homes, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

Post Properties, Inc. a Georgia Corporation	Post Apartment Homes, L.P. a Georgia limited partnership

	By:	Post GP Holdings, Inc., a Georgia corporation, its sole general partner

/s/ R. Gregory Fox		/s/ R. Gregory Fox

R. Gregory Fox Executive Vice President and Chief Financial Officer		R. Gregory Fox Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Description

3.1	(a)	Articles of Incorporation of the Company.
3.2	(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.3	(c)	Articles of Amendment to the Articles of Incorporation of the Company.
3.4	(d)	Articles of Amendment to the Articles of Incorporation of the Company.
3.5	(e)	Articles of Amendment to the Articles of Incorporation of the Company.
3.6	(a)	Bylaws of the Company.
4.1	(f)	Indenture between the Company and SunTrust Bank, as Trustee.
4.2	(f)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.
99.1		Certification of Sarbanes-Oxley Act of 2002 — President and Chief Executive Officer.
99.2		Certification of Sarbanes-Oxley Act of 2002 — Executive Vice President and Chief Financial Officer.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b)	Filed as an exhibit to the Current Report on Form 8-K, dated as of October 1, 1996, of the Company.
(c)	Filed as an exhibit to the Current Report on Form 8-K, dated as of October 28, 1997, of the Company.
(d)	Filed as an exhibit to the Current Report on Form 8-K, dated as of February 9, 1998, of the Company.
(e)	Filed as an exhibit to the Quarterly Report on Form 10-Q, dated as of November 15, 1999, of the Company.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.

50