Form 10-K
period 2002-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2003-03-27
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2002

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

(Address of principal executive office – zip code)
(404) 846-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Name of Each Exchange on
Title of each class	Which Registered

Common Stock, $.01 par value	New York Stock Exchange
8 1/2% Series A Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange
7 5/8% Series B Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange
7 5/8% Series C Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Name of Each Exchange on
Title of each class	Which Registered

Units of Limited Partnership	None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    [ ]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 28, 2002 was approximately $1,054,937,898. As of March 14, 2003 there were 37,265,182 shares of common stock, $.01 par value, outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Post Properties, Inc.	Yes [X]	No [ ]
Post Apartment Homes, L.P.	Yes [X]	No [ ]

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 22, 2003 are incorporated by reference in Part III.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

PART I
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET PRICE OF THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
EX-3.2 ARTICLES OF AMENDMENT
EX-3.3 ARTICLES OF AMENDMENT
EX-3.4 ARTICLES OF AMENDMENT
EX-3.6 BYLAWS OF THE COMPANY
EX-10.1 SECOND AMENDED AND RESTATED AGREEMENT
EX-10.2 FIRST AMENDMENT TO SECOND AMENDED
EX-10.3 SECOND AMENDMENT TO SECOND AMENDED
EX-10.9 AMENDMENT TO EMPLOYEE STOCK PLAN
EX-10.10 AMENDMENT NO. 2 TO EMPLOYEE STOCK PLAN
EX-10.11 AMENDMENT NO. 3 TO EMPLOYEE STOCK PLAN
EX-10.12 AMENDMENT NO. 4 TO EMPLOYEE STOCK PLAN
EX-10.19 FORM OF INDEMNIFICATION AGREEMENT
EX-10.21 AMENDMENT NUMBER ONE TO PROFIT SHARING
EX-10.22 AMENDMENT NUMBER TWO TO PROFIT SHARING
EX-10.23 AMENDMENT NUMBER THREE TO PROFIT SHARING
EX-10.24 AMENDMENT NUMBER FOUR TO PROFIT SHARING
EX-10.27 AMENDMENT TO EMPLOYEE STOCK PURCHASE PLAN
EX-21 SUBSIDIARIES OF POST PROPERTIES, INC.
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.2 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.3 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.4 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.5 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.6 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.7 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.8 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.9 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.10 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.11 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.12 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.13 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-99.1 CERTIFICATION OF THE PRESIDENT AND C.E.O.
EX-99.2 CERTIFICATION OF THE EXECUTIVE VP AND CFO

FINANCIAL INFORMATION

PART I

ITEM 1.     BUSINESS

THE COMPANY

Post Properties, Inc. (the “Company”) is one of the largest developers and operators of upscale multifamily apartment communities in the United States. As of February 15, 2003, the Company owns 80 stabilized communities (the “Communities”) containing 29,320 apartment units located primarily in metropolitan Atlanta, Georgia; Dallas, Texas and Tampa Florida. In addition, the Company currently has under construction or in initial lease-up four new communities and an addition to one existing community in the Tampa, Florida; New York City, New York; Pasadena, California and Washington D.C. metropolitan areas that will contain an aggregate of 1,256 apartment units upon completion. An apartment community is generally considered by the Company to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy on the first day of any month or (2) one year after completion of construction. For the year ended December 31, 2002, the average economic occupancy rate (defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent) of the 73 Communities stabilized for the entire year was 90.7%. The average monthly rental rate per apartment unit at these Communities for December 2002 was $1,003. The Company is a fully integrated organization with multifamily development, operation and asset management expertise. The Company has approximately 1,050 employees, none of whom is a party to a collective bargaining agreement.

Since its founding in 1971, the Company has pursued three distinctive core business strategies that have remained substantially unchanged:

Investment Building

Investment building means taking a long-term view of the assets the Company creates. The Company develops communities with the intention of operating them for periods that are relatively long by the standards of the apartment industry. Key elements of the Company’s investment building strategy include instilling a disciplined team approach to development decisions, selecting sites in urban infill locations in strong primary markets, consistently constructing new apartment communities with a uniformly high quality and conducting ongoing property improvements. From time to time, the Company sells its apartment communities in order to generate liquidity for funding new development activity and to repay outstanding debt.

Promotion of the Post® Brand Name

The Post® brand name strategy has been integral to the success of the Company and, to the knowledge of the Company, has not been successfully duplicated within the multifamily real estate industry in any major U.S. market. For such a strategy to work, a company must develop and implement systems to achieve uniformly high quality and value throughout its operations. As a result of the Company’s efforts in developing and maintaining its communities, the Company believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and provide superior resident service. Key elements in implementing the Company’s brand name strategy include extensively utilizing the trademarked brand name, adhering to quality in all aspects of the Company’s operations, developing and implementing leading edge training programs, and coordinating the Company’s advertising programs to increase brand name recognition.

Service Orientation

The Company’s mission statement is: “To provide the superior apartment living experience for our residents.” By striving to provide a superior product and superior service, the Company believes that it will be able to achieve its long-term goals. The Company believes that it provides its residents with superior product and superior service through its uniformly high quality construction, selective urban infill locations, award winning landscaping and landscaped courtyards with water features and numerous amenities, including on site business centers, on site courtesy officers, urban vegetable gardens and state of the art fitness centers. The Company believes that by implementing these strategies, multifamily properties in its primary markets have the potential over the long term to provide investment returns that exceed national averages.

The Company is a self-administrated and self-managed equity real estate investment trust (a “REIT”). In 1993, the Company completed an initial public offering of its Common Stock (the “Initial Offering”) and a business combination involving entities under varying common ownership. Proceeds from the Initial Offering were used by the Company, in part, to acquire a controlling interest in Post Apartment Homes, L.P. (the “Operating Partnership”), the Company’s principal operating subsidiary, which was formed to succeed to substantially all of the ownership interest in a portfolio of 40 Post® multifamily apartment communities, all of which were developed by the

Post Properties, Inc.

Post Apartment Homes, L.P.

Company and owned by affiliates of the Company, and to the development, leasing, landscaping and management business of the Company and certain other affiliates.

The Company, through wholly owned subsidiaries, is the sole general partner of, and controls a majority of the limited partnership interests in, the Operating Partnership. The Company conducts all of its business through the Operating Partnership and its subsidiaries.

The Company’s and the Operating Partnership’s executive officers are located at 4401 Northside Parkway, Suite 800, Atlanta, Georgia 30327 and their telephone number is (404) 846-5000. Post Properties, Inc., a Georgia corporation, was incorporated on January 25, 1984, and is the successor by merger to the original Post Properties, Inc., a Georgia corporation, which was formed in 1971. The Operating Partnership is a Georgia limited partnership that was formed in July 1993 for the purpose of consolidating the operating and development business of the Company and the Post® apartment portfolio described herein.

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2002, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 88.5% of the common units in the Operating Partnership (“Common Units”) and 63.6% of the preferred Units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units, are those persons (including certain officers and directors of the Company) who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interest in the form of Common Units rather than receiving shares of Common Stock. Each Common Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of Common Stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for Common Stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of stock, the Company will contribute any net proceeds to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units or Perpetual Preferred Units, as appropriate, to the Company.

As the sole shareholder of the Operating Partnership’s sole general partner, the Company has the exclusive power under the agreement of limited partnership of the Operating Partnership to manage and conduct the business of the Operating Partnership, subject to the consent of a majority of the outstanding Common Units in connection with the sale of all or substantially all of the assets of the Operating Partnership or in connection with a dissolution of the Operating Partnership. The board of directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company. In general, the Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, until January 2044 without the approval of each limited partner who received Common Units of the Operating Partnership in connection with the Company’s initial public offering. The Company’s indirect limited and general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and loss of, the Operating Partnership in proportion to the Company’s percentage interest therein and indirectly entitle the Company to vote on all matters requiring a vote of the Operating Partnership.

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership provides leasing, landscaping and property management services to third parties. Certain officers and directors of the Company own 99%, collectively, of the voting common stock of Post Services, and the Operating Partnership owns 1% of the voting common stock and 100% of the nonvoting common stock of Post Services. The voting and nonvoting common stock of Post Services held by the Operating Partnership represents 99% of the equity interests therein. The voting common stock held by officers and directors in Post Services is subject to an agreement that is designed to ensure that the stock will be held by one or more officers of Post Services. The by-laws of Post Services provide that a majority of the board of directors of Post Services must be persons who are not employees, members of management or affiliates of the Company or its subsidiaries. This by-law provision cannot be amended without the vote of 100% of the outstanding voting common stock of Post Services. Post Services currently has the same board of directors as the Company.

For taxable years ending on or before December 31, 2000, the Operating Partnership could not own more than 10% of the voting stock of Post Services without causing the Company to fail to qualify as a REIT for federal income tax purposes. This restriction no longer applies to the voting stock of a “taxable REIT subsidiary” as defined in the

Post Properties, Inc.

Post Apartment Homes, L.P.

Internal Revenue Code. The Company and Post Services have filed a joint election to have Post Services treated as a taxable REIT subsidiary of the Company. This will enable the Operating Partnership to acquire all of the voting stock of Post Services without jeopardizing the company’s status as a REIT. Management believes the Operating Partnership will acquire the remaining interest of Post Services in 2003.

Operating Divisions

The major operating divisions of the Operating Partnership include:

Post Apartment Management

Post Apartment Management is responsible for the day-to-day operations of all the Post® communities including community leasing, property management and personnel recruiting, training and development, maintenance and security. Post Apartment Management also conducts short-term corporate apartment leasing activities and is the largest division in the Company.

Post Apartment Development

Post Apartment Development conducts the development and construction activities of the Company. These activities include site selection, zoning and regulatory approvals, project design and the full range of construction management services.

Post Corporate Services

Post Corporate Services provides executive direction and control to the Company’s other divisions and subsidiaries and has responsibility for the creation and implementation of all Company financing and capital strategies. All accounting, management reporting, information systems, human resources, legal and insurance services required by the Company and all of its affiliates are centralized in Post Corporate Services.

Operating Subsidiaries

In periods prior to December 31, 2001, the Operating Partnership provided third party asset management and leasing services for multifamily properties not operated under the Post® name through RAM Partners, Inc. (“RAM”). Additionally in prior periods, the Operating Partnership provided landscape installation and maintenance services to third parties through Post Landscape Services, Inc. (“Post Landscape”). In the fourth quarter of 2001, the net assets and operating businesses of RAM and Post Landscape were sold to their respective management teams. The Company and the Operating Partnership no longer provide these services to unaffiliated third parties. Instead, the Operating Partnership will focus its continuing efforts on its core business of owning, developing and managing Post® brand multifamily real estate assets.

History of Post Properties, Inc.

During the five-year period from January 1, 1998 through December 31, 2002, the Company and affiliates have developed and completed 11,557 apartment units in 34 apartment communities, and sold 23 apartment communities containing an aggregate of 7,646 apartment units. Historically, the Company has primarily developed its apartment communities to the Company’s specifications as opposed to buying or refurbishing existing properties built by others. The Company did not acquire any apartment communities during the five-year period from January 1, 1998 through December 31, 2002. The Company and its affiliates have sold apartment communities after holding them for investment periods that typically have been seven to twelve years after development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2002	2001	2000	1999	1998

Units completed	2,140	2,651	2,786	1,955	2,025
Units sold	(2,665)	(2,799)	(1,984)	(198)	—
Total units completed and owned by the Company and its affiliates	29,849	30,374	30,522	29,720	27,963
Total rental income (in thousands)	$316,484	$336,206	$335,482	$291,283	$248,377

Post Properties, Inc.

Post Apartment Homes, L.P.

Current Development

At December 31, 2002, the Company has under construction or in initial lease-up five new communities and additions to one existing community that will contain an aggregate of 1,377 units upon completion. The Company’s communities under development or in initial lease-up are summarized in the following table:

		Estimated	Amount			Estimated
	Number	Construction	Spent	Quarter of	Quarter of	Quarter of	%	%
	of	Cost	As of	Construction	First Units	Stabilized	Leased	Occupied
Metropolitan Area	Units	($ in millions)	12/31/2002	Start	Available	Occupancy (1)	2/15/2003	2/15/2003

Wholly-Owned Construction/ Lease-up Communities
Tampa, FL
Post Harbour Place III	259	$35	$33	2Q ’01	2Q ’02	2Q ’03	79.5%	77.6%
New York City, NY
Post Toscana™	199	95	75	1Q ’02	1Q ’03	2Q ’04	1.5%	0.0%

Subtotal Wholly-Owned Construction/ Lease-up Communities	458	$130	$108

Co-Investment Construction/ Lease-up Communities
Atlanta, GA
Post Peachtree™(2)	121	$31	$31	2Q ’00	3Q ’01	1Q ’03	87.6%	86.0%
New York City, NY
Post Luminaria™(3)	138	51	50	3Q ’01	2Q ’02	2Q ’03	84.8%	81.9%
Pasadena, CA
Post Paseo Colorado(2)	391	76	75	2Q ’00	1Q ’02	2Q ’03	84.1%	80.1%
Washington D.C.
Post Massachusetts Avenue™ (2)	269	74	68	2Q ’01	4Q ’02	4Q ’03	24.5%	21.9%

Subtotal Co-Investment Construction/ Lease-up Communities	919	$232	$224

Construction Totals	1,377	$362	$332

Less Partners’ Portion		$(133)	$(128)

Post Properties’ Funding Commitment		$229	$204

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	These communities are being developed as a joint venture (Company equity ownership is 35%).

(3)	This development is structured as a joint venture, with the Company owning approximately 70% of the equity and the landowner owning the balance.

Competition

All of the Communities are located in developed areas that include other upscale apartments. The number of competitive upscale apartment properties in a particular area could have a material effect on the Company’s ability to lease apartment units at the Communities or at any newly developed or acquired communities and on the rents charged. The Company may be competing with others that have greater resources than the Company. In addition, other forms of residential properties, including single family housing, provide housing alternatives to potential residents of upscale apartment communities.

Post Properties, Inc.

Post Apartment Homes, L.P.

Americans with Disabilities Act

The Company’s apartment communities and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s Communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company believes that its properties comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Company’s results of operations could be adversely affected.

Environmental Regulations

The Company is subject to federal, state and local environmental laws, ordinances, and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment communities.

The Company has instituted a policy that requires an environmental investigation of each property that it considers for purchase or that it owns and plans to develop. The environmental investigation is conducted by a qualified environmental consultant. The environmental investigation report is reviewed by the Company and counsel prior to purchase and/or development of any property. If the environmental investigation identifies evidence of potentially significant environmental contamination that merits additional investigation, sampling of the property is performed by the environmental consultant.

If necessary, remediation of contamination, including removal of underground storage tanks, is undertaken either prior to development or at another appropriate time. When performing remediation activities, the Company is subject to a variety of environmental requirements. In some cases, the Company obtains state approval of the selected remediation measures by entering into voluntary environmental cleanup programs administered by state agencies.

In developing properties and constructing apartments, the Company utilizes environmental consultants to determine whether there are any flood plains, wetlands or environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, development and construction work is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements. If wetlands or other environmentally sensitive area are identified, the Company plans its development and construction activities and obtains the necessary permits and authorizations in compliance with applicable legal standards. In some cases, however, the presence of wetlands and/or other environmentally sensitive areas could preclude, severely limit, or otherwise alter the proposed site development and construction activities.

Storm water discharge from a construction site is subject to the storm water permit requirements mandated under the Clean Water Act. In most jurisdictions, the state administers the permit programs. The Company currently anticipates that it will be able to obtain and materially comply with any storm water permits required for new development. The Company has obtained and is in material compliance with the storm water permits required for its existing development activities.

The Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. sec. 9601 et seq. (“CERCLA”), and comparable state laws subject the owner or operator of real property or a facility to claims or liability for the costs of removal or remediation of hazardous substances that are released at, in, on, under, or from real property or a facility. In addition to claims for cleanup costs, the presence of hazardous substances on or the release of hazardous substances from a property or a facility could result in a claim by a private party for personal injury or property damage or could result in a claim from a governmental agency for other damages. Liability under CERCLA and comparable state laws can be imposed on the owner or the operator of real property or a facility without regard to fault or even knowledge of the release of hazardous substances on, at, in, under, or from the property or facility. Environmental liabilities associated with hazardous substances also could be imposed on the Company under other applicable environmental laws, such as the Resource Conservation and Recovery Act (and comparable state laws), or common-law principles. The presence of hazardous substances in amounts requiring response action or the failure to undertake necessary remediation may adversely affect the owner’s ability to use or sell real estate or borrow money using such real estate as collateral.

Post Properties, Inc.

Post Apartment Homes, L.P.

Various environmental laws govern certain aspects of the Company’s ongoing operation of the Communities. Such environmental laws include those regulating the existence of asbestos-containing materials in buildings, management of surfaces with lead-based paint (and notices to residents about the lead-based paint), use of active underground petroleum storage tanks, and waste-management activities. The failure to comply with such requirements could subject the Company to a government enforcement action and/or claims for damages by a private party.

The Company has not been notified by any governmental authority of any material noncompliance, claim, or liability in connection with any of the Communities. The Company has not been notified of a material claim for personal injury of property damage by a private party relating to any of the Communities in connection with environmental conditions. The Company is not aware of any environmental condition with respect to any of the Communities that could be considered to be material.

It is possible, however, that the environmental investigations of our properties might not have revealed all potential environmental liabilities associated with the Company’s real property and Communities or might have underestimated any potential environmental issues identified in the investigations. It is also possible that future environmental laws, ordinances, or regulations or new interpretations of existing environmental laws, ordinances, or regulations will impose material environmental liabilities on the Company; the current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company; or our residents and/or commercial tenants may engage in activities prohibited by their leases or otherwise expose the Company to liability under applicable environmental laws, ordinances, or regulations. The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any such environmental liabilities, or responding to any changed environmental conditions could materially adversely affect the Company’s financial conditions and results of operations.

Where You Can Find More Information

The Company makes its annual report on Form l0-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available (free of charge) on or through its Internet website, located at http://postproperties.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

Post Properties, Inc.

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

Unfavorable Changes in Apartment Markets and Economic Conditions Could Adversely Affect Occupancy Levels and Rental Rates.

Market and economic conditions in the various metropolitan areas of the United States where the Company operates may significantly affect occupancy levels and rental rates and therefore profitability. Factors that may adversely affect these conditions include the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	continued or worsened weak economic and market conditions that simultaneously affect one or more of the Company’s geographic markets;

•	declines in household formation;

•	favorable residential mortgage rates;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs; and

•	competition from other available apartments and other housing alternatives and changes in market rental rates.

Any of these factors could adversely affect the Company’s ability to achieve desired operating results from its communities.

Development and Construction Risks Could Impact the Company’s Profitability.

The Company intends to continue to develop and construct apartment communities. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

•	the Company may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs;

•	the Company may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs, which could make completion of the property uneconomical, and the Company may not be able to increase rents to compensate for the increase in construction costs;

•	the Company intends to concentrate its attention on fewer markets and reduce annual development expenditures, and it may abandon development opportunities that it has already begun to explore, and it may fail to recover expenses already incurred in connection with exploring those opportunities;

•	the Company has been and may continue to be unable to complete construction and lease-up of a community on schedule and meet financial goals for development projects;

•	because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, the Company may be unable to meet its profitability goals for that community; and

•	construction costs have been increasing in the Company’s existing markets, and may continue to increase in the future and, in some cases, the costs of upgrading acquired communities have, and may continue to, exceed original estimates and the Company may be unable to charge rents that would compensate for these increases in costs.

Post Properties, Inc.

Post Apartment Homes, L.P.

Failure to Succeed in New Markets May Limit the Company’s Growth.

The Company may from time to time commence development activity or make acquisitions outside of its existing market areas if appropriate opportunities arise. The Company’s historical experience in its existing markets does not ensure that it will be able to operate successfully in new markets. The Company may be exposed to a variety of risks if it chooses to enter new markets. These risks include, among others:

•	an inability to evaluate accurately local apartment market conditions and local economies;

•	an inability to obtain land for development or to identify appropriate acquisition opportunities;

•	an inability to hire and retain key personnel; and

•	lack of familiarity with local governmental and permitting procedures.

Members of the Company’s Board of Directors may have Conflicts of Interest because there could be Adverse Tax Consequences Upon the Sale or Refinancing of some of the Operating Partnership’s Apartment Communities.

Limited partners of the Operating Partnership may suffer different and more adverse tax consequences than the Company upon the sale or refinancing of some of the Operating Partnership’s apartment communities. These limited partners, including three of our directors, may have different objectives regarding the appropriate pricing and timing of any sale or refinancing of certain apartment communities. While the Company, through wholly-owned subsidiaries, has the exclusive authority as to whether and on what terms to sell or refinance any individual apartment community, these directors may influence the Company not to sell or refinance these apartment communities, even though a sale might otherwise be financially advantageous to the Company. In addition, these directors could influence the Company to refinance an apartment community with a high level of debt.

Possible Difficulty of Selling Apartment Communities Could Limit the Company’s Operational and Financial Flexibility.

Purchasers may not be willing to pay acceptable prices for apartment communities that the Company wishes to sell. A weak market may limit the Company’s ability to change its portfolio promptly in response to changing economic conditions. Also, if the Company is unable to sell apartment communities or if it can only sell apartment communities at prices lower than are generally acceptable, then the Company may have to take on additional leverage in order to provide adequate capital to execute its development and construction strategy. Furthermore, a portion of the proceeds from the Company’s overall property sales in the future may be held in escrow accounts in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code so that any related capital gain can be deferred for federal income tax purposes. As a result, the Company may not have immediate access to all of the cash flow generated from property sales.

Changing Interest Rates Could Increase Interest Costs and Could Affect the Market Price of the Company’s Securities.

The Company has incurred, and expects to continue to incur, debt bearing interest at rates that vary with market interest rates. Therefore, if interest rates increase, the Company’s interest costs will rise to the extent its variable rate debt is not hedged effectively. In addition, an increase in market interest rates may lead purchasers of the Company’s securities to demand a higher annual yield, which could adversely affect the market price of the Company’s common and preferred stock and debt securities.

Failure to Generate Sufficient Cash Flows Could Affect the Company’s Debt Financing and Create Refinancing Risk.

The Company is subject to the risks normally associated with debt financing, including the risk that its cash flow will be insufficient to make required payments of principal and interest. Although the Company may be able to use cash flow to make future principal payments, it cannot assure investors that sufficient cash flow will be available to make all required principal payments and still satisfy the distribution requirements that the Company must satisfy in order to maintain its status as a real estate investment trust or “REIT” for federal income tax purposes. The following factors, among others, may affect the cash flows generated by the Company’s apartment communities:

•	the national and local economies;

•	local real estate market conditions, such as an oversupply of apartment homes;

•	the perceptions by prospective residents of the safety, convenience and attractiveness of the Company’s communities and the neighborhoods in which they are located;

•	the Company’s ability to provide adequate management, maintenance and insurance; and

•	rental expenses, including real estate taxes and utilities.

Post Properties, Inc.

Post Apartment Homes, L.P.

Expenses associated with the Company’s investment in a community, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagee. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2002, the Company had outstanding mortgage indebtedness of approximately $510,186, senior unsecured debt of approximately $708,000 and outstanding indebtedness under its lines of credit aggregating $196,369.

The Company Could Become More Highly Leveraged Which Could Result in an Increased Risk of Default and in an Increase in its Debt Service Requirements.

The Company’s board of directors has adopted a policy of limiting indebtedness to approximately 60% of the undepreciated book value of its assets, but the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness, funded or otherwise, that it might incur. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations and the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and in an increased risk of default on the obligations of the Company and the Operating Partnership. In addition, the Company’s and the Operating Partnership’s ability to incur debt is limited by covenants in bank and other credit agreements. The Company manages its debt to be in compliance with its stated policy and with these debt covenants, but subject to compliance with these covenants, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default on its obligations and in an increase in debt service requirements, both of which could adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

Debt Financing May Not be Available and Equity Issuances Could be Dilutive to the Company’s Shareholders.

The Company’s ability to execute its business strategy depends on its access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Debt financing may not be available in sufficient amounts, or on favorable terms or at all. If the Company issues additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of existing shareholders could be diluted.

Acquired Communities May Not Achieve Anticipated Results.

The Company may selectively acquire apartment communities that meet its investment criteria. The Company’s acquisition activities and their success may be exposed to the following risks:

•	an acquired community may fail to achieve expected occupancy and rental rates and may fail to perform as expected;

•	the Company may not be able to successfully integrate acquired properties and operations; and

•	the Company’s estimates of the costs of repositioning or redeveloping the acquired property may prove inaccurate, causing the Company to fail to meet its profitability goals.

Increased Competition Could Limit the Company’s Ability to Lease Apartment Homes or Increase or Maintain Rents.

The Company’s apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in a particular area could adversely affect the Company’s ability to lease apartment homes and increase or maintain rents.

Post Properties, Inc.

Post Apartment Homes, L.P.

Limited Investment Opportunities Could Adversely Affect the Company’s Growth.

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

Interest Rate Hedging Contracts May be Ineffective and May Result in Material Charges.

From time to time when the Company anticipates issuing debt securities, it may seek to limit exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. The Company may do this to increase the predictability of its financing costs. Also, from time to time, the Company may rely on interest rate hedging contracts to limit its exposure under variable rate debt to unfavorable changes in market interest rates. If the pricing of new debt securities is not within the parameters of, or market interest rates produce a lower interest cost than the Company incurs under, a particular interest rate hedging contract, the contract is ineffective. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite the Company’s efforts to minimize its exposure to interest rate fluctuations, the Company cannot guarantee that it will maintain coverage for all of its outstanding indebtedness at any particular time. If the Company does not effectively protect itself from this risk, it may be subject to increased interest costs resulting from interest rate fluctuations.

Terrorist Attacks and the Possibility of Wider Armed Conflict May Have an Adverse Effect on the Company’s Business and Operating Results and Could Decrease the Value of the Company’s Assets.

Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse effect on the Company’s business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of the Company’s apartment communities could significantly affect the Company’s ability to operate those communities and thereby impair its ability to achieve the Company’s expected results. Further, the Company’s insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on the Company’s business and results of operations. Finally, if the United States enters into a wider armed conflict, such as war with Iraq, the Company’s business and operating results could be adversely effected.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

Potential Liability for Environmental Contamination Could Result in Substantial Costs.

The Company is in the business of owning, operating, developing, acquiring and, from time to time, selling real estate. Under various federal, state and local environmental laws, as a current or former owner or operator, the Company could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous or toxic substances, often regardless of its knowledge of or responsibility for the contamination and solely by virtue of its current or former ownership or operation of the real estate. In addition, the Company could be held liable to a governmental authority or to third parties for property damage and for investigation and clean-up costs incurred in connection with the contamination. These costs could be substantial, and in many cases environmental laws create liens in favor of governmental authorities to secure their payment. The presence of such substances or a failure to properly remediate any resulting contamination could materially and adversely affect the Company’s ability to borrow against, sell or rent an affected property.

Compliance or Failure to Comply with Laws Requiring Access to the Company’s Properties by Disabled Persons Could Result in Substantial Cost.

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

The Company May Fail to Qualify as a Reit for Federal Income Tax Purposes.

The Company’s qualification as a REIT for federal income tax purposes depends upon its ability to meet on a continuing basis, through actual annual operating results, distribution levels and diversity of stock ownership, the various qualification tests and organizational requirements imposed upon REITs under the Internal Revenue Code. The Company believes that it has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993, and plans to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements, however, are highly technical and complex. The Company cannot guarantee, therefore, that it has qualified or will continue to qualify in the future as a REIT. The determination that the Company qualifies as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within the Company’s control. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

If the Company were to fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions of the Internal Revenue Code did not apply, the Company would be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, leaving less money available for distributions to its shareholders. In addition, distributions to shareholders in any year in which the Company failed to qualify would not be deductible by the Company for federal income tax purposes nor would they be required to be made. Unless entitled to relief under specific statutory provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. It is not possible to predict whether in all circumstances the Company would be entitled to such statutory relief. The Company’s failure to qualify as a REIT likely would have a significant adverse effect on the value of its securities.

The Operating Partnership May Fail to be Treated as a Partnership for Federal Income Tax Purposes.

Management believes that the Operating Partnership qualifies, and has so qualified since its formation, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. No assurance can be provided, however, that the IRS will not challenge the treatment of the Operating Partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, then the taxable income of the Operating Partnership would be taxable at regular corporate income tax rates. In addition, the treatment of the Operating Partnership as a corporation would cause the Company to fail to qualify as a REIT. See “— The Company may fail to qualify as a REIT for federal income tax purposes” above.

Post Properties, Inc.

Post Apartment Homes, L.P.

The Company’s Shareholders May Not be Able to Effect a Change in Control.

The articles of incorporation and bylaws of the Company, the partnership agreement of the Operating Partnership, and the Georgia Business Corporation Code contain a number of provisions that could delay, defer or prevent a transaction or a change in control that might involve a premium price for the Company’s shareholders or otherwise be in their best interests, including the following:

Ownership Limit. One of the requirements for maintenance of the Company’s qualification as a REIT for federal income tax purposes is that no more than 50% in value of its outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. Primarily to facilitate maintenance of its qualification as a REIT for federal income tax purposes, the ownership limit under the Company’s articles of incorporation prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group of more than 6.0% of the issued and outstanding shares of the Company’s common stock, subject to an exception for shares of common stock held by Mr. Williams and Mr. Glover, the Company’s former Chairman and former Vice Chairman. Together, these limitations are referred to as the “ownership limit.” Further, the Company’s articles of incorporation include provisions allowing it to stop transfers of and redeem its shares that are intended to assist the Company in complying with these requirements. These provisions may have the effect of delaying, deferring or preventing someone from taking control, even though a change of control might involve a premium price for the Company’s shareholders or might otherwise be in the shareholders’ best interests.

Staggered Board. The Company’s articles of incorporation provide that the board of directors will consist of eight members and can be increased or decreased after that according to its bylaws, provided that the total number of directors is not less than three nor more than 15. Pursuant to the Company’s bylaws, the number of directors will be fixed by the board of directors within the limits in its articles of incorporation. The board of directors is divided into three classes of directors. Directors for each class are chosen for a three-year term. The size of the board of directors is currently set at eleven. The staggered terms for directors may affect the Company’s shareholders’ ability to effect a change of control, even if a change of control would be in the interest of the shareholders.

Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000,000 shares of preferred stock, of which 4,9000,000 were outstanding as of December 31, 2002. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of the Company, even if a change of control were in the shareholders’ interest.

Consent rights of the Unitholders. Under the partnership agreement of the Operating Partnership, the Company may not merge or consolidate with another entity unless the merger includes the merger of the Operating Partnership, which requires the approval of the holders of a majority of the outstanding units of Operating Partnership. If the Company were to ever hold less than a majority of the units, this voting requirement might limit the possibility for an acquisition or a change of control.

Georgia Anti-Takeover Statutes. The Georgia Business Corporation Code generally restricts a company from entering into certain business combinations with an interested shareholder for a period of five years after the date on which the shareholder becomes an interested shareholder unless (1) the transaction is approved by the board of directors of the company prior to the date the person becomes an interested shareholder, (2) the interested shareholder acquires 90% of the company’s voting stock in the same transaction in which it exceeds 10% or (3) subsequent to becoming an interested shareholder, the shareholder acquires 90% of the company’s voting stock and the business combination is approved by the holders of a majority of the voting stock entitled to vote on the business combination. An interested shareholder is defined as any person or entity that is the beneficial owner of at least 10% of the company’s voting stock. This business combination statute will not apply unless the bylaws of the corporation specifically provide that the statute is applicable to the corporation. The Company has not elected to be covered by this statute, but it could so by action of the board of directors at any time.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 2.     PROPERTIES

At February 15, 2003, the Communities consisted of 80 stabilized Post® multifamily apartment communities located in the following metropolitan areas:

Metropolitan Area	Communities	# of Units	% of Total

Atlanta, GA	41	15,781	53.8%
Dallas, TX	21	5,657	19.3%
Tampa, FL	4	2,223	7.6%
Charlotte, NC	3	1,065	3.6%
Orlando, FL	2	985	3.4%
Houston, TX	2	981	3.3%
Fairfax, VA	2	700	2.4%
Denver, CO	1	696	2.4%
Washington, D.C.	1	504	1.7%
Phoenix, AZ	1	403	1.4%
Austin, TX	1	239	0.8%
Nashville, TN	1	86	0.3%

	80	29,320	100.0%

The Company or its predecessors developed all but 12 of the Post® Communities and currently manages all of the Communities. Fifty-one of the Communities have in excess of 300 apartment units, with the largest Community having a total of 916 apartment units. Seventy six of the eighty Communities, comprising approximately 95% of the Communities’ apartment units, were completed after January 1, 1986. The average age of the Communities is approximately eight years. The average economic occupancy rate was 90.9% and 94.4%, respectively, and the average monthly rental rate per apartment unit was $992 and $1,016, respectively, for communities stabilized for each of the entire years ended December 31, 2002 and 2001. See “Selected Financial Information.”

Post Properties, Inc.

Post Apartment Homes, L.P.

COMMUNITY INFORMATION

					December 2002	2002
			Average		Average	Average
		Year	Unit Size	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	(Square Feet)	Units	Per Unit	Occupancy(2)

Georgia
Post Ashford®	Atlanta	1987	872	222	831	90.6%
Post Biltmore™(3)	Atlanta	2001	777	276	1,105	N/A (4)
Post Briarcliff™	Atlanta	1999	1,034	688	1,089	90.9%
Post Bridge®	Atlanta	1986	847	354	698	91.3%
Post Brookhaven®	Atlanta	1990-1992(5)	990	735	954	90.3%
Post Canyon®	Atlanta	1986	899	494	729	90.3%
Post Chase®	Atlanta	1987	938	410	693	85.8%
Post Chastain®	Atlanta	1990	965	558	970	90.2%
Post Collier Hills®	Atlanta	1997	984	396	1,047	92.5%
Post Corners®	Atlanta	1986	860	460	694	88.2%
Post Court®	Atlanta	1988	838	446	668	87.3%
Post Crest®	Atlanta	1996	1,069	410	1,009	91.0%
Post Crossing®	Atlanta	1995	1,027	354	1,057	92.1%
Post Dunwoody®	Atlanta	1989-1996(5)	1,010	530	966	91.7%
Post Gardens®	Atlanta	1998	1,068	397	1,144	88.6%
Post Glen®	Atlanta	1997	1,117	314	1,171	91.7%
Post Lane®	Atlanta	1988	840	166	766	89.7%
Post Lenox Park®	Atlanta	1995	1,030	206	1,088	90.8%
Post Lindbergh®	Atlanta	1998	956	396	1,029	91.2%
Post Mill®	Atlanta	1985	952	398	746	91.8%
Post Oak™	Atlanta	1993	1,003	182	1,058	91.4%
Post Oglethorpe®	Atlanta	1994	1,218	250	1,287	89.3%
Post Park®	Atlanta	1988-1990(5)	912	770	813	89.8%
Post Parkside™	Atlanta	2000	903	188	1,343	93.5%
Post Peachtree™(3)	Atlanta	2001	1,332	121	2,431	N/A (4)
Post Peachtree Hills®	Atlanta	1992-1994(5)	971	300	1,066	93.0%
Post Renaissance®(6)	Atlanta	1992-1994(5)	903	342	1,034	93.2%
Post Ridge®	Atlanta	1998	1,061	434	1,018	93.2%
Post Riverside®	Atlanta	1998	1,049	527	1,383	90.6%
Post Spring™	Atlanta	2000	977	452	987	91.6%
Post Stratford™(6)	Atlanta	2000	1,007	250	1,196	92.2%
Post Summit®	Atlanta	1990	957	148	970	93.0%
Post Valley®	Atlanta	1988	854	496	708	89.3%
Post Village®	Atlanta				751	90.7%
The Arbors		1983	1,063	301
The Fountains		1987	850	352
The Gardens		1986	891	494
The Hills		1984	953	241
The Meadows		1988	817	350
Post Vinings®	Atlanta	1989-1991(5)	972	403	841	91.3%
Post Walk®	Atlanta	1984-1987(5)	927	476	850	90.7%
Post Woods®	Atlanta	1977-1983(5)	1,057	494	929	91.1%

Subtotal/Average — Georgia			970	15,781	942	90.8%

Post Properties, Inc.

Post Apartment Homes, L.P.

COMMUNITY INFORMATION

					December 2002	2002
			Average		Average	Average
		Year	Unit Size	No. of	Rental Rates	Economic
Communities	Locations	Completed	(Square Feet)	Units	Per Unit	Occupancy(2)

Texas
Post Abbey™	Dallas	1996	1,275	34	1,930	90.4%
Post Addison Circle™ — Phase I	Dallas	1998	895	460	964	89.0%
Post Addison Circle™ — Phase II	Dallas	2000	898	610	1,004	87.7%
Post Addison Circle™ — Phase III	Dallas	2000	806	264	869	86.3%
Post American Beauty Mill™	Dallas	1998	993	80	1,026	88.3%
Post Block 588™	Dallas	2000	1,570	127	1,721	82.2%
Post Cole’s Corners™	Dallas	1998	819	186	986	92.6%
Post Columbus Square™	Dallas	1996	863	218	1,138	93.0%
Post Gallery™	Dallas	1999	2,307	34	2,873	78.4%
Post Hackberry Creek®	Dallas	1988-1996(5)	865	432	814	90.3%
Post Heights™	Dallas	1998-1099(5)	1,267	368	1,040	92.2%
Post Legacy	Dallas	2000	843	384	873	87.3%
Post Meridian™	Dallas	1991	835	133	1,065	91.4%
Post Midtown Square™	Houston	1999-2000(5)	937	672	1,205	88.0%
Post Rice Lofts™(6)	Houston	1998	964	309	1,378	84.0%
Post Town Lake®	Dallas	1986-1987(5)	880	398	791	90.9%
Post Uptown Village™	Dallas	1995-2000(5)	752	496	889	92.3%
Post Vineyard™	Dallas	1996	733	116	955	92.0%
Post Vintage™	Dallas	1993	783	161	941	93.5%
Post West Avenue Lofts™(6)	Austin	2000	858	239	1,294	93.6%
Post White Rock®	Dallas	1988	660	207	806	93.7%
Post Wilson Building™(5)(6)	Dallas	1999	1,016	143	1,228	89.4%
Post Windhaven™(8)	Dallas	1991	885	474	734	N/A (4)
Post Worthington™	Dallas	1993	846	332	1,134	90.4%

Subtotal/Average — Texas			981	6,877	1,021	89.3%

Florida
Post Harbour Place™(7)	Tampa	1999-2001(5)	942	784	1,181	N/A (4)
Post Hyde Park®	Tampa	1996	970	389	1,083	93.5%
Post Lake®	Orlando	1988	850	740	669	93.8%
Post Parkside™	Orlando	1999	873	245	1,124	94.1%
Post Rocky Point®	Tampa	1996-1998(5)	1,070	916	1,021	93.7%
Post Walk at Old Hyde Park Village™	Tampa	1997	889	134	1,303	93.9%

Subtotal/Average — Florida			932	3,208	1,006	93.7%

Post Properties, Inc.

Post Apartment Homes, L.P.

COMMUNITY INFORMATION

					December 2002	2002
			Average		Average	Average
		Year	Unit Size	No. of	Rental Rates	Economic
Communities	Locations	Completed	(Square Feet)	Units	Per Unit	Occupancy(2)

Arizona

Post Roosevelt Square(6)	Phoenix	2000	836	403	819	85.6%

Virginia
Post Corners at Trinity Centre	Fairfax	1996	1,027	336	1,231	92.8%
Post Forest®	Fairfax	1990	888	364	1,165	93.2%

Subtotal/Average — Virginia			958	700	1,197	93.0%

North Carolina
Post Gateway Place™(7)	Charlotte	2000	698	436	912	N/A (4)
Post Park at Phillips Place®	Charlotte	1998	1,136	402	1,181	90.4%
Post Uptown Place™	Charlotte	2000	800	227	970	91.7%

Subtotal/Average — North Carolina			878	1,065	1,026	90.8%

Colorado

Post Uptown Square™	Denver	1999-2001(4)	847	696	1,066	N/A (4)

Tennessee

Post Bennie Dillion™	Nashville	1999	714	86	992	98.4%

Washington, D.C.

Post Pentagon Row™(6)	D.C.	2001	855	504	1,804	N/A (4)

Total			886	29,320	993	90.7%

(1)	Refers to greater metropolitan areas of cities indicated.
(2)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3)	These communities are owned in joint ventures (Company equity ownership is 35%).
(4)	During 2002, this community or a phase in this community was in lease-up and, therefore, the average economic occupancy information for these communities is not included above.
(5)	These dates represent the respective completion dates for multiple phases of a community.
(6)	The Company has a leasehold interest in the land underlying these communities.
(7)	These communities are comprised of multiple phases. Not all phases of these communities were stabilized as of February 15, 2003.
(8)	Post Windhaven™ was under rehab in 2001 and in lease-up into 2002.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 3.     LEGAL PROCEEDINGS

A Temporary Restraining Order was issued by the Superior Court of Cobb County, Georgia on March 21, 2003 enjoining certain activities by the Company and its Board of Directors for a period of 30 days. The Order was issued as a result of a Complaint for Injunctive Relief and Damages filed by John A. Williams, Chairman Emeritus of the Board. The Board of Directors was to have voted on a number of resolutions that would have restricted Mr. Williams with respect to certain company matters, including restrictions on access to employees and information. The Order enjoins the Board from voting on any such resolutions during the 30-day period. The Company intends to vigorously defend itself in this matter.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these proceedings, including the Complaint for Injunctive Relief and Damages discussed above, will not have a material adverse effect on the Company’s results of operations or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X.     EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of March 1, 2003 are as follows:

NAME	POSITIONS AND OFFICES HELD
David P. Stockert	President and Chief Executive Officer
Thomas L. Wilkes	President – Post Apartment Management and Chief Management Officer
R. Gregory Fox	Executive Vice President – Post Corporate Services and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Secretary – Post Corporate Services
Douglas S. Gray	Executive Vice President – Post Corporate Services
John Mears	Executive Vice President – Development
Arthur J. Quirk	Senior Vice President – Post Corporate Services and Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert. Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 40 years old.

Thomas L. Wilkes. Mr. Wilkes has been the President of Post Apartment Management and the Company’s Chief Management Officer since January 2001. From October 1997 through December 2000, he was an Executive Vice President and Director of Operations for Post Apartment Management responsible for the operations of Post communities in the Western United States. Mr. Wilkes was a Senior Vice President of Columbus Realty Trust from December 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a member of the Columbus Group, since its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 43 years old.

Post Properties, Inc.

Post Apartment Homes, L.P.

R. Gregory Fox. Mr. Fox has been with the Company since February 1996 and, since October 2000 has served as the Company’s Executive Vice President and Chief Financial Officer. From December 1998 through September 2000, he served as Executive Vice President of Post Corporate Services and the Company’s Chief Accounting Officer responsible for financial reporting and planning, accounting, management information systems and human resources. From February 1996 to December 1998, Mr. Fox was a Senior Vice President. Prior to joining the Company, he was a senior manager in the audit division of PriceWaterhouse LLP where he was employed for ten years. Mr. Fox is a Certified Public Accountant and is currently on the board of directors of Realeum, Inc. Mr. Fox is 43 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for eighteen years. Since October 1997, she has been an Executive Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen had also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 48 years old.

Douglas S. Gray. Mr. Gray joined the Company in December 1997 and, since January 2003, has been an Executive Vice President of Post Corporate Services responsible for dispositions and asset management. He was a Senior Vice President of Post Corporate Services from January 1999 through December 2002 and a Vice President of Post Corporate Services from December 1997 to December 1998. Prior to joining Post, Mr. Gray was Vice President of Dutch Institutional Holding Co. from July 1994 to November 1997. Prior thereto, he was Director of Property Services for The Landmarks Group from June 1988 to June 1994. Mr. Gray is a Certified Public Accountant and holds the CCIM designation. Mr. Gray is 43 years old.

John B. Mears. Mr. Mears has been with the Company since November 1993. Since March 2002, he has been an Executive Vice President of Development responsible for the oversight of all the Company’s new development and construction activities. From October 1997 to February 2002, he was an Executive Vice President of Post East Development, responsible for sourcing and executing new development opportunities in the Company’s primary markets outside of Atlanta, Georgia in the Eastern United States. From November 1993 through September 1997, he was a Senior Vice President of Post Apartment Development. Prior to joining the Company, Mr. Mears was an associate in the Real Estate Investment Banking Group at Merrill Lynch and Company. Mr. Mears is 39 years old.

Arthur J. Quirk. Mr. Quirk has been the Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk was Vice President-Controller and Chief Accounting Officer for Allegiant Physician Services, Inc., a physician management services company, from August 1993 to November 1994. From November 1991 to July 1993, Mr. Quirk was Chief Financial Officer and Controller for TransTel Group Inc., a start-up telecommunications company. Mr. Quirk is 45 years old.

Post Properties, Inc.

Post Apartment Homes, L.P.

PART II

ITEM 5.	MARKET PRICE OF THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

			Dividends
Quarter End	High	Low	Declared

2001
First Quarter	$39.2500	$35.0000	$0.780
Second Quarter	39.3400	35.2000	0.780
Third Quarter	38.9500	35.7600	0.780
Fourth Quarter	37.0800	32.5000	0.780
2002
First Quarter	$35.9100	$32.2000	$0.780
Second Quarter	35.4000	30.0200	0.780
Third Quarter	30.8500	25.4100	0.780
Fourth Quarter	26.0500	22.4000	0.780

On March 14, 2003, the Company had 1,910 common shareholders of record.

The Company pays regular quarterly dividends to holders of shares of its common stock. Future dividend payments by the Company will be at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and such other factors as the board of directors deems relevant. Beginning with the first quarter of 2003, the Company’s dividend will be reduced to $0.45 per share. For a discussion of the Company’s credit agreements and their restrictions on dividend payments, see Liquidity and Capital Resources at Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During 2002, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. As of March 14, 2003, the Operating Partnership had 99 holders of record of Common Units of the Operating Partnership.

For each quarter during 2002 and 2001, the Operating Partnership paid a cash distribution to holders of Common Units equal in amount to the dividends paid on the Company’s common stock for such quarter.

During 2002, the Operating Partnership did not sell any unregistered securities.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(Dollars in thousands, except per share and apartment unit data)

	Year Ended December 31,

	2002	2001	2000	1999	1998

OPERATING DATA
Revenues
Rental	$316,484	$336,206	$335,482	$291,283	$248,377
Other	13,513	15,024	17,509	13,761	11,876
Third-party services (1)	—	14,088	15,249	12,486	10,416

Total revenues	329,997	365,318	368,240	317,530	270,669

Expenses
Property operating and maintenance expense (exclusive of depreciation and amortization)	131,369	129,201	120,842	103,471	90,164
Depreciation	85,681	69,680	65,732	52,988	41,976
Interest expense	58,436	51,960	45,332	29,382	27,571
Amortization of deferred loan costs	2,327	1,978	1,636	1,496	1,185
General and administrative	14,431	13,256	10,066	7,788	8,495
Other	694	—	—	—	—
Project abandonment, employee severance and impairment charges	—	17,450	9,365	—	—
Loss on unused treasury locks	—	—	—	—	1,944
Minority interest in consolidated property partnerships	(2,055)	(2,098)	(1,695)	511	397
Third-party services(1)	—	13,023	13,092	10,829	8,763

Total expenses	290,883	294,450	264,370	206,465	180,495

Income from continuing operations before equity in losses of unconsolidated entities, gains (losses) on property sales and minority interest	39,114	70,868	103,870	111,065	90,174
Equity in losses of unconsolidated real estate entities	(1,590)	(186)	—	—	—
Gains (losses) on property sales	13,275	23,942	3,208	(1,522)	—
Minority interest of preferred unitholders in Operating Partnership	(5,600)	(5,600)	(5,600)	(1,851)	—
Minority interest of common unitholders in Operating Partnership	(4,073)	(9,153)	(10,441)	(11,420)	(10,178)

Income from continuing operations	41,126	79,871	91,037	96,272	79,996

Discontinued operations(2)
Income from discontinued operations, net of minority interest	5,173	7,746	9,483	8,703	8,954
Gains on property sales, net of minority interest	14,567	—	—	—	—

Income from discontinued operations	19,740	7,746	9,483	8,703	8,954

Income before cumulative effect of accounting change and extraordinary items	60,866	87,617	100,520	104,975	88,950
Cumulative effect of accounting change, net of minority interest(3)	—	(613)	—	—	—
Extraordinary items, net of minority interest(4)	(120)	(77)	—	(458)	—

Net income	60,746	86,927	100,520	104,517	88,950
Dividends to preferred shareholders	(11,449)	(11,768)	(11,875)	(11,875)	(11,473)

Net income available to common shareholders	$49,297	$75,159	$88,645	$92,642	$77,477

PER COMMON SHARE DATA
Income from continuing operations (net of preferred dividends) — basic	$0.80	$1.80	$2.01	$2.19	$1.96
Income from discontinued operations — basic	0.53	0.20	0.24	0.23	0.25
Income before cumulative effect of accounting change and extraordinary items (net of preferred dividends) — basic	1.33	2.00	2.25	2.42	2.21
Net income available to common shareholders — basic	1.33	1.98	2.25	2.41	2.21

Post Properties, Inc.

Post Apartment Homes, L.P.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Income from continuing operations (net of preferred dividends) — diluted	$0.80	$1.78	$1.99	$2.17	$1.93
Income from discontinued operations — diluted	0.53	0.20	0.23	0.22	0.25
Income before cumulative effect of accounting change and extraordinary items (net of preferred dividends) — diluted	1.33	1.98	2.22	2.39	2.18
Net income available to common shareholders — diluted	1.33	1.96	2.22	2.38	2.18
Dividends declared	3.12	3.12	3.04	2.80	2.60
BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,887,500	$2,867,672	$2,827,094	$2,582,785	$2,255,074
Real estate, net of accumulated depreciation	2,443,535	2,463,398	2,469,914	2,279,769	2,007,926
Total assets	2,508,151	2,538,351	2,551,237	2,350,173	2,066,713
Total debt	1,414,555	1,336,520	1,213,309	989,583	800,008
Shareholders’ equity	833,699	901,517	1,028,610	1,058,862	1,051,686
OTHER DATA
Cash flow provided by (used in):
Operating activities	$119,763	$161,564	$185,073	$153,038	$148,618
Investing activities	$(48,821)	$(51,213)	$(255,986)	$(317,960)	$(328,216)
Financing activities	$(69,355)	$(113,007)	$72,502	$149,638	$189,873
Funds from operations (5)	$110,381	$133,133	$163,411	$162,581	$134,202
Weighted average common shares outstanding — basic	36,939,144	38,052,673	39,317,725	38,460,689	35,028,596
Weighted average common shares and units outstanding — basic	42,020,759	43,211,834	44,503,290	43,663,373	40,244,351
Weighted average common shares outstanding — diluted	36,953,962	38,267,939	39,852,514	38,916,987	35,473,587
Weighted average common shares and units outstanding — diluted	42,035,577	43,427,100	45,038,079	44,119,671	40,689,342
Total stabilized communities (at end of period)	79	82	82	85	83
Total stabilized apartment units (at end of period)	29,199	27,710	28,736	29,032	27,568
Average economic occupancy (fully stabilized communities) (6)	90.9%	94.9%	96.8%	96.4%	96.5%

(1)	Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties. These businesses were sold in the fourth quarter of 2001.
(2)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all periods presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results are not comparable between periods.
(3)	The cumulative effect of accounting change results from the Company’s adoption of SFAS No. 133, effective January 1, 2001.
(4)	The extraordinary items resulted from costs associated with the early extinguishment of indebtedness.
(5)	The Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is a non-GAAP financial measure. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles (“GAAP”). The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs or ability to service indebtedness or make distributions. FFO for 1998 has been restated to reflect the requirements of the new NAREIT definition. A reconciliation to net income available to common shareholders is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(6)	Amounts represent average economic occupancy for communities stabilized for both the current and prior respective periods. Amounts for prior years exclude the impact of SFAS No. 144. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 89.1%, 93.8% ,94.9%, 95.0% and 94.9% for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively). Concessions were $4,215, $1,860, $3,250, $2,847 and $2,953 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. Employee discounts were $660, $895, $1,143, $583 and $465 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.

Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(Dollars in thousands, except per unit and apartment unit data)

	Year Ended December 31,

	2002	2001	2000	1999	1998

OPERATING DATA
Revenues
Rental	$316,484	$336,206	$335,482	$291,283	$248,377
Other	13,513	15,024	17,509	13,761	11,876
Third-party services (1)	—	14,088	15,249	12,486	10,416

Total revenues	329,997	365,318	368,240	317,530	270,669

Expenses
Property operating and maintenance expense (exclusive of depreciation and amortization)	131,369	129,201	120,842	103,471	90,164
Depreciation	85,681	69,680	65,732	52,988	41,976
Interest expense	58,436	51,960	45,332	29,382	27,571
Amortization of deferred loan costs	2,327	1,978	1,636	1,496	1,185
General and administrative	14,431	13,256	10,066	7,788	8,495
Other	694	—	—	—	—
Project abandonment, employee severance and impairment charges	—	17,450	9,365	—	—
Loss on unused treasury locks	—	—	—	—	1,944
Minority interest in consolidated property partnerships	(2,055)	(2,098)	(1,695)	511	397
Third-party services (1)	—	13,023	13,092	10,829	8,763

Total expenses	290,883	294,450	264,370	206,465	180,495

Income from continuing operations before equity in losses of unconsolidated entities and gains (losses) on property sales	39,114	70,868	103,870	111,065	90,174
Equity in losses of unconsolidated real estate entities	(1,590)	(186)	—	—	—
Gains (losses) on property sales	13,275	23,942	3,208	(1,522)	—

Income from continuing operations	50,799	94,624	107,078	109,543	90,174

Discontinued operations (2)
Income from discontinued operations	5,885	8,796	10,733	9,881	10,287
Gains on property sales	16,570	—	—	—	—

Income from discontinued operations	22,455	8,796	10,733	9,881	10,287

Income before cumulative effect of accounting change and extraordinary items	73,254	103,420	117,811	119,424	100,461
Cumulative effect of accounting change (3)	—	(695)	—	—	—
Extraordinary items (4)	(136)	(88)	—	(521)	—

Net income	73,118	102,637	117,811	118,903	100,461
Dividends to preferred unitholders	(17,049)	(17,368)	(17,475)	(13,726)	(11,473)

Net income available to common unitholders	$56,069	$85,269	$100,336	$105,177	$88,988

PER COMMON UNIT DATA
Income from continuing operations (net of preferred distributions) — basic	$0.80	$1.80	$2.01	$2.19	$1.96
Income from discontinued operations — basic	0.53	0.20	0.24	0.23	0.25
Income before cumulative effect of accounting change and extraordinary items (net of preferred distributions) — basic	1.33	2.00	2.25	2.42	2.21
Net income available to common unitholders — basic	1.33	1.98	2.25	2.41	2.21
Income from continuing operations (net of preferred distributions) — diluted	$0.80	$1.78	$1.99	$2.17	$1.93
Income from discontinued operations — diluted	0.53	0.20	0.23	0.22	0.25
Income before cumulative effect of accounting change and extraordinary items (net of preferred distributions) — diluted	1.33	1.98	2.22	2.39	2.18

Post Properties, Inc.

Post Apartment Homes, L.P.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Net income available to common unitholders — diluted	1.33	1.96	2.22	2.38	2.18
Dividends declared	3.12	3.12	3.04	2.80	2.60
BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,887,500	$2,867,672	$2,827,094	$2,582,785	$2,255,074
Real estate, net of accumulated depreciation	2,443,535	2,463,398	2,469,914	2,279,769	2,007,926
Total assets	2,508,151	2,538,351	2,551,237	2,350,173	2,066,713
Total debt	1,414,555	1,336,520	1,213,309	989,583	800,008
Partners’ equity	993,976	1,077,670	1,216,701	1,251,342	1,177,051
OTHER DATA
Cash flow provided by (used in):
Operating activities	$119,763	$161,564	$185,073	$153,038	$148,618
Investing activities	$(48,821)	$(51,213)	$(255,986)	$(317,960)	$(328,216)
Financing activities	$(69,355)	$(113,007)	$72,502	$149,638	$189,873
Funds from operations (5)	$110,381	$133,133	$163,411	$162,581	$134,202
Weighted average common units outstanding — basic	42,020,759	43,211,834	44,503,290	43,663,373	40,244,351
Weighted average common units outstanding — diluted	42,035,577	43,427,100	45,038,079	44,119,671	40,689,342
Total stabilized communities (at end of period)	79	82	82	85	83
Total stabilized apartment units (at end of period)	29,199	27,710	28,736	29,032	27,568
Average economic occupancy (fully stabilized communities) (6)	90.9%	94.9%	96.8%	96.4%	96.5%

(1)	Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties. These businesses were sold in the fourth quarter of 2001.
(2)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all periods presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results are not comparable between periods.
(3)	The cumulative effect of accounting change results from the Company’s adoption of SFAS No. 133, effective January 1, 2001.
(4)	The extraordinary items resulted from costs associated with the early extinguishment of indebtedness.
(5)	The Operating Partnership uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is a non-GAAP financial measure. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles (“GAAP”). The Operating Partnership adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Operating Partnership and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Operating Partnership’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Operating Partnership’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Operating Partnership’s needs or ability to service indebtedness or make distributions. FFO for 1998 has been restated to reflect the requirements of the new NAREIT definition. A reconciliation to net income available to common shareholders is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(6)	Amounts represent average economic occupancy for communities stabilized for both the current and prior respective periods. Amounts for prior years exclude the impact of SFAS No. 144. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 89.1%, 93.8% ,94.9%, 95.0% and 94.9% for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively). Concessions were $4,215, $1,860, $3,250, $2,847 and $2,953 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. Employee discounts were $660, $895, $1,143, $583 and $465 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except apartment unit data)

General

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2002, the Company owned 30,317 apartment units in 84 apartment communities, including 1,377 apartment units current under development and lease up in five apartment communities and a phase of an existing community. At December 31, 2002, approximately 52.1%, 18.7% and 7.3% (on a unit basis) of the Company’s communities are located in the Atlanta, Dallas and Tampa metropolitan area, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

At December 31, 2002, the Company owned approximately 88.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons (including certain officers and directors) other than the Company represented a 11.5% common minority interest in the Operating Partnership.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 11.5% common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations”.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include our expectations with regard to: net operating income for 2003, occupancy levels and rental rates, operating expenses, stabilized community revenues in excess of specified expenses, accounting recognition and measurement of guarantees, employee severance charges and other accrued liabilities, debt maturities and financing needs, dividend payments, our ability to meet new construction, development and other long-term liquidity requirements, and our ability to execute asset sales. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in the Company’s filings with the Securities and Exchange Commission.

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in the Company’s forward-looking statements:

•	future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;
•	demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
•	the impact of competition on the Company’s business, including competition for tenants and development locations;
•	the Company’s ability to obtain financing or self-fund the development of additional apartment communities;

Post Properties, Inc.

Post Apartment Homes, L.P.

•	the uncertainties associated with the Company’s current real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;
•	conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	the effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation; and
•	the Company’s ability to continue to qualify as a real estate investment trust under the Code.

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices and these accounting policies are discussed in Note 1 to the Company’s consolidated financial statements. Also discussed in Note 1 to the consolidated financial statements are several new accounting pronouncements issued in 2002 and 2003. The impact of the new pronouncements is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities, its critical accounting policies relate to cost capitalization, asset impairment evaluation and the asset classification and accounting for real estate assets held for sale.

The Company capitalizes those expenditures relating to acquiring new assets, developing new apartment communities and enhancing of the value of existing assets and that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable lives). Thereafter, these replacements are capitalized. Further, the Company expenses as incurred all interior and exterior painting of communities.

For communities under development, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest is capitalized to projects under development based upon the weighted average cumulative project costs for each period multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December, 31, 2002, 2001 and 2000 were 7.55%, 7.41% and 6.80%, respectively. The weighted average borrowing costs used by the Company for interest capitalization generally increases as the Company’s variable rate unsecured debt decreases and decreases as the Company’s variable rate unsecured debt increases. The internal personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. Should the Company reduce its development activities below a range of $50 million to $60 million annually, the Company would need to either reduce its internal personnel and associated costs related to development and construction activities or reflect such costs as current period expenses. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such communities.

Post Properties, Inc.

Post Apartment Homes, L.P.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s internal investment committee and after an actual program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Effective January 1, 2002 (through the implementation of SFAS No. 144), the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. The income from discontinued operations includes the revenues and expenses including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unencumbered assets to unsecured debt multiplied by the weighted average interest rate on the Company’s unsecured debt for the period and further multiplied by the average book value of the assets sold. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale in 2002.

Additionally, gains and losses on assets designated as held for sale in 2002 are classified as part of discontinued operations.

In years prior to 2002, real estate assets held for sale were stated separately on the consolidated balance sheet in a manner consistent with approach discussed above. However, the operating results and gains or losses on the sale of such assets were included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable between years.

In 2002 and 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Company are discussed in the following paragraphs.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company expects to implement this requirement of SFAS No. 145 on January 1, 2003. Upon implementation, the Company will reclassify $120, net of minority interest, in 2002 and $77, net of minority interest, in 2001 from extraordinary items to expenses used in the determination of income from continuing operations. The Company believes this change is not significant to the Company’s results of operations or its financial position. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the provisions of this Statement will not have a significant effect on the Company’s results of operations or its financial position.

Post Properties, Inc.

Post Apartment Homes, L.P.

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued in December 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results. The Company intends to voluntarily change to the fair value method of accounting under SFAS No. 123 using the prospective method prescribed in SFAS No. 148, effective January 1, 2003. The Company estimates the impact of this change on its projected 2003 results of operations to be a reduction of earnings per common share of approximately $0.01.

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarifies disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The Company has implemented the disclosure requirements of FIN No. 45 effective with these December 31, 2002 financial statements and the Company will implement the recognition and measurement provisions effective January 1, 2003. The Company does not expect the recognition and measurement provisions of FIN No. 45 to have a significant impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending September 30, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Company and the Company’s maximum exposure to loss from these entities. The Company currently does not have any interests in variable interest entities and believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

Results of Operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations, the accompanying selected financial data and the community operations/segment performance information included below.

The Company’s revenues and earnings are generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is generally considered by the Company to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy on the first day of any month or (2) one year after completion of construction.

At December 31, 2002, the Company’s portfolio of apartment communities consisted of the following: (1) 65 communities that were completed and stabilized for all of the current and prior year, (2) five communities that achieved full stabilization during 2001, and (3) 12 communities and additions to existing communities currently in the development or lease-up stage. Sold communities include communities sold in 2002, 2001 and 2000 that were not reflected in discontinued operations under SFAS No. 144 (see above).

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease up deficits for the years ended December 31, 2002, 2001 and 2000 were $1,533, $3,173 and $2,665, respectively. In order to evaluate the operating performance of its communities for the comparative years

Post Properties, Inc.

Post Apartment Homes, L.P.

listed below, the Company has presented financial information which summarizes the revenues in excess of specified expenses on a comparative basis for all of its operating communities.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2002 and 2001 is summarized as follows:

	2002	2001	% Change

Rental and other revenues:
Fully stabilized communities (1)	$256,477	$275,297	(6.8)%
Communities stabilized during 2001.	17,535	14,946	17.3%
Lease-up communities (2)	39,571	25,741	(53.7)%
Sold communities (3)	745	19,659	(96.2)%
Other revenue (4)	14,381	13,816	4.1%

	328,709	349,459	(5.9)%

Property operating and maintenance expense (exclusive of depreciation and amortization):
Fully stabilized communities (1)	89,252	89,210	0.0%
Communities stabilized during 2001.	5,907	6,003	(1.6)%
Lease-up communities (2)	16,379	10,429	57.1%
Sold communities (3)	376	7,329	(94.9)%
Other expense (5)	19,455	16,230	19.9%

	131,369	129,201	1.7%

Revenue in excess of specified expenses	$197,340	$220,258	(10.4)%

Recurring capital expenditures: (6)
Carpet	$2,433	$2,400	1.4%
Other	6,095	6,100	0.0%

Total	$8,528	$8,500	0.3%

Non recurring capital expenditures	$3,374	$2,124	58.9%

Average apartment units in service	28,034	28,351	(1.1)%

(1)	Communities which reached stabilization prior to January 1, 2001.
(2)	Communities in the “construction”, “development” or “lease-up” stage during 2002 and, therefore, not considered fully stabilized for all of the periods presented.
(3)	Includes results from two communities containing 540 units and one commercial property in 2002 and six communities containing 2,799 units and one commercial property sold in 2001.
(4)	Other revenue includes revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations. Other revenue excludes interest income and third-party services revenues included in total revenues in the consolidated statements of operations.
(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.
(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

The Operating Partnership reported net income available to common unitholders of $56,069 and $85,269 for the years ended December 31, 2002 and 2001, respectively, and the Company reported net income available to common shareholders of $49,297 and $75,159 for the years ended December 31, 2002 and 2001, respectively. The decline in Company operating performance in 2002 compared to 2001 reflects a decrease in fully stabilized community operating performance (see discussion below), reduced earnings resulting from the Company’s asset sale and capital reinvestment program, increased depreciation and interest expense relating to new communities completed in 2001 and 2002 and increased general and administrative expenses. The weaker operating performance in 2002 was somewhat offset by increased gains on asset sales between years and by the negative impact of severance and impairment charges in 2001. The impact of these items is discussed below.

Post Properties, Inc.

Post Apartment Homes, L.P.

Rental and other revenue decreased $20,750 or 5.9% from 2001 to 2002 primarily due to the $18,820 or 6.8% decline in revenues from fully stabilized communities discussed further below. The rental and other revenue increases from the Company’s newly stabilized and lease-up properties of $16,419 were offset by the revenue reduction of $18,914, from assets sold between years (see discussion under “Discontinued Operations” — comparisons of the impact of assets sold between 2002 and prior years is not comparable due to the implementation of SFAS No. 144). Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,168 or 1.7% primarily due to increased central office management expenses as well as increased costs associated with a higher volume of corporate apartment rentals.

As discussed above and in Note 7 to the consolidated financial statements, the Company exited the third party property management and landscape service business in the fourth quarter of 2001 through the sale of the businesses to their respective management teams. These sales allowed the Company to simplify its operations through a reduced work force (from approximately 2,100 employees prior to the sale to approximately 1,050 employees as of December 31, 2002) and focus on its core business of owning, developing and managing multifamily real estate assets.

The net gain on property sales included in continuing operations of $23,942 for 2001 resulted from the sale of six communities containing 2,799 units, one commercial property and five land parcels. The net gain on property sales included in continuing operations of $13,275 for 2002 resulted from the sale of two communities containing 540 units and one commercial property. This gain excluded losses of $4,861 related to these assets that were written down to their estimated fair value at December 31, 2001. These assets were all classified as assets held for sale at December 31, 2001. The net gain on property sales of $20,068 ($17,818 net of minority interest) included in discontinued operations in 2002, under SFAS No. 144, resulted from the sale of six communities containing 2,125 units and one commercial property, less reserves of $3,698 ($3,251 net of minority interest) to write down to fair value certain land parcels designated as held for sale as of December 31, 2002. See the section titled “Discontinued Operations” below for further discussion.

Depreciation expense increased $16,001, or $23.0% from 2001 to 2002 primarily due to increased depreciation on newly stabilized and lease-up properties, partially offset by the cessation of depreciation on properties sold and currently held for sale.

Interest expense increased $6,476 or 12.5% from 2001 to 2002 primarily due to a $8,901 reduction in capitalized interest to development properties between years as the Company’s development pipeline transitioned to operating properties. Exclusive of the reduction in capitalized interest, the decrease in interest expense was a result of lower interest costs on the Company’s variable rate borrowings in 2002.

General and administrative expenses increased $1,175, or 8.9%, from 2001 to 2002 primarily due to reduced capitalization of certain costs associated with the Company’s development and construction efforts resulting from the reduced volume of development and construction activity between periods.

Other expenses of $694 in 2002 relates to the write down of a technology investment to its estimated fair value.

Equity in losses of unconsolidated real estate entities increased from $186 in 2001 to $1,590 in 2002. These losses reflect the Company’s share of earnings and losses from four single community limited liability companies (see note 4 to the consolidated financial statements). The losses increased in 2002 as the majority of the properties entered the lease-up phase in 2002. These lease-up phase communities are incurring “lease-up deficits,” as defined earlier in this section.

Post Properties, Inc.

Post Apartment Homes, L.P.

Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2002 to 2001 comparison, fully stabilized communities are defined as those communities which reach stabilization prior to January 1, 2001. This portfolio consisted of 65 communities with 22,618 units, including 37 communities with 14,162 units (62.6%) located in Atlanta, Georgia, 18 communities with 4,535 units (20.0%) located in Dallas, Texas, three communities with 1,439 units (6.4%) located in Tampa, Florida and seven communities with 2,482 units (11.0%) located in other markets. The operating performance of these communities is summarized as follows:

	Year Ended December 31,

	2002	2001	% Change

Rental and other revenue (1)	$256,477	$275,297	(6.8)%
Property operating and maintenance expense (exclusive of depreciation and amortization) (2)	89,252	89,210	0.0%

Revenue in excess of specified expense	$167,225	$186,087	(10.1)%

Average economic occupancy (3)	90.9%	94.4%	(3.5)%

Average monthly rental rate per apartment unit (4)	$992	$1,016	(2.4)%

Apartment units in service	22,618	22,618

(1)	Communities which reached stabilization prior to January 1, 2001.
(2)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the years ended December 31, 2002 and 2001, recurring and non-recurring expenditures were $10,637 and $9,407, or $470 and $416 on a per unit basis, respectively.
(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 89.1% and 93.2% for the years ended December 31, 2002 and 2001, respectively). Concessions were $4,215 and $2,302 and employee discounts were $660 and $917 for the years ended December 31, 2002 and 2001, respectively.
(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units divided by total units.

Rental and other revenue decreased $18,820 or 6.8% from 2001 to 2002. This decrease resulted from a decline in the average economic occupancy of the portfolio from 94.4% in 2001 to 90.9% in 2002 and a 2.4% decline in the average monthly rental rate per apartment unit. The decline in average rental rate resulted in a revenue decrease of approximately $6,678 between years. The aggregate decline in revenues related to vacancy loss, up-front concessions and other property fees totaling approximately $8,871, $1,911 and $1,248, respectively. These declines in 2002 reflect the affect of the national recession on the Company’s primary markets coupled with a continuing supply of new apartment units. This was especially true for the Company’s largest market, Atlanta, Georgia, which experienced job losses in 2001 and 2002 as many major employers downsized their workforce in response to slow economic activity.

Property operating and maintenance expenses (exclusive of depreciation and amortization) were essentially flat between years. Increased insurance expenses of $1,588 or 55.4% were largely offset by decreased personnel expenses of $394 or 1.7%, decreased property tax expenses of $603 or 2.0% and decreased repairs and maintenance expenses of $694 or 4.2%. Insurance costs increased primarily due to the volatility in insurance markets caused by, among other things, increased terrorism risks. Property and liability coverage were both significantly higher for the 2002 renewal period. Personnel costs decreased due to both staff reductions and tighter control of wage levels between years. Property tax expenses decreased due to approximately $500 of tax reductions for 2001 property taxes received and recognized in 2002 and a focused effort to control 2002 property taxes resulting in effectively no increase between years. Repairs and maintenance expenses decreased due to reduced grounds and overall expenses resulting from intensive cost control efforts in 2002.

For 2003, management expects modest declines in rental and other revenues driven primarily by declining rental rates. Similar to 2002 results, management intends to continue its cost control efforts with an expectation of only modest increases in operating expenses in 2003 primarily due to projected increases in property taxes and insurance expenses offset by reductions in personnel and maintenance expenses. In light of an expectation of decreased revenues and slightly increased expenses in 2003, stabilized community revenues in excess of specified expenses could decline when compared to 2002.

Post Properties, Inc.

Post Apartment Homes, L.P.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2001 to 2000 comparison, the operating community categories were based on the status of each community as of December 31, 2001. As a result, these categories are different from the operating community categories used in the 2002 to 2001 comparison discussed earlier in this section. Further, the amounts reported in the table below have been adjusted from the amounts reported in the Company’s December 31, 2001 financial statements due to the restatement impact of reclassifying the operating results of assets sold or held for sale in 2002 to discontinued operations under SFAS No. 144 (see the related discussion under the caption, “Discontinued Operations”). The operating performance from continuing operations for all of the Company’s apartment communities combined for the years ended December 31, 2001 and 2000 is summarized as follows:

	2001	2000	% Change

Rental and other revenues:
Fully stabilized communities (1)	$229,060	$226,909	0.9%
Communities stabilized during 2000.	46,237	39,556	16.9%
Lease-up communities (2)	40,688	17,794	128.7%
Sold communities (3)	19,659	52,883	(62.8)%
Other revenue (4)	13,815	13,927	(0.8)%

	349,459	351,069	(0.5)%

Property operating and maintenance expense (exclusive of depreciation and amortization):
Fully stabilized communities (1)	72,962	68,277	6.9%
Communities stabilized during 2000.	16,108	12,908	24.8%
Lease-up communities (2)	16,406	8,252	98.8%
Sold communities (3)	7,330	17,237	(57.5)%
Other expense (5)	16,395	14,168	15.7%

	129,201	120,842	6.9%

Revenue in excess of specified expenses	$220,258	$230,227	(4.3)%

Recurring capital expenditures: (6)
Carpet	$2,400	$2,248	6.8%
Other	6,100	5,319	14.7%

Total	$8,500	$7,567	12.3%

Non recurring capital expenditures	$2,124	$3,940	(46.1)%

Average apartment units in service	28,351	28,588	(0.8)%

(1)	Communities which reached stabilization prior to January 1, 2000.
(2)	Communities in the “construction”, “development” or “lease-up” stage during 2002 and, therefore, not considered fully stabilized for all of the periods presented.
(3)	Includes results from six communities containing 2,799 units and one commercial property sold in 2001 and eight communities containing 1,984 units sold in 2000 for the applicable periods presented.
(4)	Other revenue includes revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and other revenue not directly related to property operations. Other revenue excludes interest income and third-party services revenues included in the total revenues in the consolidated statements of operations.
(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.
(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

The Operating Partnership reported net income available to common unitholders of $85,269 and $100,336 for the years ended December 31, 2001 and 2000, respectively, and the Company reported net income available to common shareholders of $75,159 and $88,645 for the years ended December 31, 2001 and 2000, respectively. The decrease in net income in 2001 as compared to 2000 reflects the weaker operating performance of fully stabilized communities (see discussion below), slower lease-up of new development communities, the dilutive impact of the Company’s fully implemented asset sales program, increased project abandonment, employee severance and impairment

Post Properties, Inc.

Post Apartment Homes, L.P.

charges and increased general and administrative expenses. This weaker operating performance in 2001 was offset by increased gains on asset sales between years. The impact of these items is discussed below.

Rental and other revenue decreased $1,610 or 0.5% from 2000 to 2001. The decrease was a result of the reduction in rental and other revenue of $33,224 from assets sold between years being in excess of the rental and other revenue increases from the Company’s newly stabilized and lease-up properties of $29,575 and from fully stabilized properties of $2,151. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $8,359 or 6.9% primarily due to the $7,885 or 9.7% increase at fully stabilized and newly stabilized properties.

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

In addition to the sale of third party landscape business, the Company also sold its third party property management business to its respective management team on December 31, 2001. These sales were part of the Company’s strategy to focus on its core business of owning, developing and managing multifamily communities. As the sales were financed 100% by the Company, they were not recorded as sales under generally accepted accounting principles. The Company financed these transactions over five years with two one-year renewal options. The purchase money notes bear interest at 9% per annum. As more fully discussed in Note 8 to the consolidated financial statements, full sales recognition will not occur until the Company receives an adequate down payment on the notes. The estimated loss of $452 on the landscape business sale was included in the asset impairment charge in 2001. The gain of $510 was deferred on the sale of the property management business at December 31, 2001. Through the receipt of adequate initial payments on the notes receivable in 2002, the Company recognized the sales of both businesses. The impact of the sale recognitions was to record the notes receivable from the sales, to record a net gain of $510 and to remove the net assets and liabilities of these businesses from the Company’s financial statements. All payments of principal and interest due under the notes are current as of December 31, 2002.

Depreciation expense increased $3,948 or 6.0% from 2000 to 2001 primarily as a result of the increase in operating depreciable assets from the completion of development properties in 2001.

Interest expense increased $6,628 or 14.6% from 2000 to 2001 primarily due to increased borrowing levels in 2001 and a decrease of $3,302 in the amount of interest capitalized to a reduced amount of communities under construction between years.

General and administrative expenses increased $3,190 or 31.7% from 2000 to 2001 primarily due to reduced capitalization of certain costs associated with the Company’s development and construction efforts on a reduced amount of communities under construction, increased insurance costs and increased technology connectivity costs.

The net gain on sale of assets of $23,942 in 2001 resulted from the sale of six communities containing 2,799 units, one commercial property and six tracts of land, adjusted by the impact of write-downs to fair value less costs to sell of assets held for sale at December 31, 2001.

Post Properties, Inc.

Post Apartment Homes, L.P.

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year. For the 2001 to 2000 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2000 (adjusted to reduce the portfolio for communities classified as discontinued operations under SFAS No. 144). This portfolio consisted of 56 communities with 19,610 units includes 33 communities with 12,509 units (63.8%) located in Atlanta, Georgia, 14 communities with 3,425 units (17.5%) in Dallas, Texas, three communities with 1,439 units (7.3%) located in Tampa, Florida and six communities with 2,237 units (11.4%) located in other markets. The operating performance of these communities is summarized as follows:

	Year Ended December 31,

	2001	2000	% Change

Rental and other revenue	$229,060	$226,909	0.9%
Property operating and maintenance expense (exclusive of depreciation and amortization) (1)	72,962	68,277	6.9%

Revenue in excess of specified expense	$156,098	$158,632	1.6%

Average economic occupancy (2)	94.8%	96.7%	1.9%

Average monthly rental rate per apartment unit (3)	$979	$957	2.3%

Apartment units in service	19,610	19,610

(1)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the years ended December 31, 2001 and 2000, recurring and non-recurring expenditures were $8,936 and $8,694 or $456 and $443 on a per unit basis, respectively.
(2)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 93.7% and 95.0% for the years ended December 31, 2001 and 2000, respectively). Concessions were $1,708 and $2,992 and employee discounts were $805 and $776 for the years ended December 31, 2001 and 2000, respectively.
(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

Rental and other revenue increased $2,151 or 0.9% from 2000 to 2001. Gross revenue less concessions increased by approximately $6,441 or 2.9% between years primarily due to a 2.3% increase in the average monthly rental rate per apartment unit. This increase was partially offset by an increased vacancy loss of $4,412 primarily resulting from the decrease in average economic occupancy from 96.7% in 2000 to 94.8% in 2001. The Company’s rental and other revenue growth between years began to slow in the third quarter of 2001 and declined in the fourth quarter as average occupancies declined and rental rate growth slowed. The decline in the second half of 2001 reflected the sharp decline in economic and market activity across most of the Company’s markets. This was especially true for the Company’s largest market, Atlanta, Georgia, which experienced job losses for the first time in many years as many major employers began downsizing their workforces as a result of a national recession.

Property operating maintenance expense (exclusive of depreciation and amortization) increased $4,685 or 6.9% from 2000 to 2001 primarily due to increased personnel costs of $1,362 or 7.3%, increased repairs and maintenance expenses of $1,184 or 9.3% and increased property insurance premiums of $1,387 or 143.5%. Insurance costs increased due to across the board increases in property and liability premiums primarily due to the favorably low rate structure the Company enjoyed in prior years and to a lesser extent unfavorable claims experience. Personnel costs increased due to annual salary increases and additional maintenance personnel based on an expectation of higher average occupancies and increased rental rates as the Company entered into 2001. Property repairs and maintenance reflects increased unit turnkey expenses as unit vacancies increased between years and an increase in expensed exterior painting between years.

Post Properties, Inc.

Post Apartment Homes, L.P.

Discontinued Operations

In accordance with the implementation provisions of SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.

For the years presented, income from discontinued operations includes the results of operations through the earlier of the community sale date (if the community was sold between January 1, 2002 and December 31, 2002) or December 31, 2002, of eight apartment communities containing 3,134 units and one commercial property that were designated as held for sale in 2002. The revenues and expenses of these properties for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Revenues
Rental	$18,706	$31,836	$30,413
Other	719	1,279	1,179

Total revenues	19,425	33,115	31,592

Expenses
Property operating and maintenance (exclusive of items shown separately below)	7,919	11,918	10,507
Depreciation	2,246	6,431	5,381
Interest	3,375	5,970	4,971

Total expenses	13,540	24,319	20,859

Income from discontinued operations (before minority interest)	$5,885	$8,796	$10,733

The decrease in revenues and expenses for the year ended December 31, 2002, results from 2002 including the results of operations of six communities and one commercial property through their actual sale dates (generally in the second and third quarters) and two communities for the full periods presented. The revenues and expenses for 2001 and 2000 include full year operating results for all eight of the communities and the commercial property.

For the year ended December 31, 2002, the Company recognized net gains of $20,268 ($17,818 net of minority interest) on the sale of real estate assets designated for sale subsequent to December 31, 2001, offset by reserves of $3,698 ($3,251 net of minority interest) to write down to fair market value of certain land parcels designated as held for sale as of December 31, 2002.

Project Abandonment, Employee Severance and Impairment Charges

The Company recorded project impairment and abandonment, employee severance and asset impairment charges for the years ended December 31, 2001 and 2000. No similar charges were recorded in 2002. The charges are summarized as follows:

	2001	2000

Project impairment and abandonment	$8,122	$4,389
Employee severance	3,560	3,066
Asset impairment	5,768	1,910

	$17,450	$9,365

In the fourth quarter of 2001, the Company recorded charges totaling $17,450. These charges, precipitated by the sharp decline in economic and market conditions, reflect management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. The project impairment charge of $8,122 represents reserves on certain predevelopment and transaction pursuit costs in markets the Company will no longer pursue for development opportunities and for certain projects that will no longer be pursued due to economic and market conditions. The employee severance charge of $3,560 is primarily for severance costs related to approximately a 100 person senior management and staff workforce reduction plan initiated and completed in the fourth quarter of 2001. The asset impairment and disposition charge includes a loss of $2,831 related to the disposition of the Company’s corporate aircraft, a loss of $452 on the sale of the Company’s

Post Properties, Inc.

Post Apartment Homes, L.P.

third party landscape business discussed more fully below, impairment charges of $1,000 related to the Company’s exit from the for-sale housing business in all markets, and the write-down to estimated market value of certain internet and technology investments of $1,485. At December 31, 2002, approximately $688 of these charges, primarily employee severance costs, remained as an accrued liability on the consolidated balance sheet. These remaining amounts are expected to be paid in 2003.

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc., a subsidiary entity that provided landscape maintenance, design and installation services to third parties, and RAM Partners, Inc., a separate subsidiary entity that managed apartment communities for third parties. These businesses were sold to members of the respective former management teams of the subsidiaries. The Company financed 100% of the sales price of $5,767 (adjusted for working capital transfers at closing) through purchase money notes with a fixed interest rate of 9%. The notes require periodic interest, annual principal and final balloon principal payments in 2006. The notes can be extended for two one-year periods. Under generally accepted accounting principles, the transactions were not recorded as sales at December 31, 2001, as the conditions for sale recognition, primarily the receipt of an adequate down payment on the notes, were not met. The sale of the Post Landscape Group resulted in a loss of $452. Under generally accepted accounting principles, this loss was recognized in 2001 and included in the project abandonment, employee severance and impairment charges discussed above. In 2002, the Company recognized the sales of both businesses. The impact of the sales recognition was to record a net gain of $510 on the sale of RAM Partners, Inc. See note 7 to the consolidated financial statements for an additional discussion of these transactions.

During the first quarter of 2002, the Company transferred certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC in exchange for Oxford Properties’ assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction, the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties had the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties also agreed to employ 28 former Company and Post Construction Services employees. As a result, the Company was not responsible for costs that would have otherwise resulted from winding up the third party construction business. The Company recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties, LLC is an entity owned by former officers of the Company and by the son of the Company’s former chairman and chief executive officer. The Company’s former chairman and chief executive officer does not own any of the outstanding equity interests in Oxford Properties and does not have any management role in Oxford Properties, LLC.

In the fourth quarter of 2000, the Company recorded charges of $9,365. These charges reflect management’s decision to restrict its development activities to fewer markets, refine its development investment and for-sale housing strategies and make changes in its executive management team. Project abandonment charges totaling $4,389 related to the write off of predevelopment and pursuit costs in markets in which the Company will no longer pursue development opportunities and on certain proposed development deals not consistent with management’s revised development strategy. Employee severance charges related to the termination costs of four executive positions and five staff personnel in the Company’s Dallas, Texas regional office. The asset impairment charge of $1,910 includes a charge of $1,503 related to the write off of the Company’s investment in a high speed internet provider that filed for bankruptcy protection and a charge of $407 related to the exit from the for-sale housing business in certain markets. As of December 31, 2001, all of the 2000 charges had been paid.

Subsequent Event

Subsequent to December 31, 2002, the Company’s board of directors elected a new chairman. The Company’s former chairman was elected chairmen emeritus and the Company’s vice-chairman relinquished his vice-chairman status. Both the former chairman and former vice-chairman will remain on the Company’s board of directors. Their change in roles from executive to non-executive status will result in the Company recording a non-cash charge in the first quarter of 2003 relating to payments provided to these individuals pursuant to their existing contractual arrangements with the Company. The Company estimates the charge will be approximately $12,000 to $14,000, plus an additional amount of up $8,000 that may be incurred as a result of the settlement of split-dollar life insurance obligations to the individuals under their contractual arrangements. These amounts represent the present value of the estimated payments and other costs to be incurred over the term of the contractual arrangements.

Post Properties, Inc.

Post Apartment Homes, L.P.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities decreased from $161,564 in 2001 to $119,763 in 2002 primarily due to lower net income (before depreciation and gain on sale of assets) resulting from the weaker operating performance of the Company’s fully stabilized properties and reduced earnings from the impact of the Company’s asset sale and capital recycling program. Net cash provided by operating activities decreased from $185,073 in 2000 to $161,564 in 2001 primarily due to lower net income (before depreciation and gain on sale of assets), resulting from the larger project abandonment, employee severance and impairment charges, weaker operating performance of the Company’s fully stabilized properties and the dilutive impact of the Company’s asset sale and capital recycling program.

Net cash used in investing activities decreased from $51,213 in 2001 to $48,821 in 2002 primarily due to reduced spending on the construction and acquisition of real estate assets offset by lower proceeds from asset sales. Net cash used in investing activities decreased from $255,986 in 2000 to $51,213 in 2001 primarily due to greater proceeds from the sale of apartment communities and other property and reduced spending on construction and acquisition of real estate assets.

Net cash used in financing activities decreased from $113,007 in 2001 to $69,355 in 2002 primarily due to the Company not acquiring any treasury stock in 2002, partially offset by reduced net borrowings between periods. Net cash provided by (used in) financing activities decreased from $72,502 in 2000 to $(113,007) in 2001 due to increased treasury stock purchases and reduced net borrowings between periods.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2003. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income.

In years prior to 2001, the Company met its short-term liquidity requirement of funding the payment of its current level of quarterly dividends to shareholders from its net cash flow provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. Beginning in the fourth quarter of 2001 and for all of 2002, the Company’s net cash flow from operations, reduced by annual capital expenditures, was not sufficient to fully fund the Company’s current dividend payments to common shareholders. Throughout 2002, the additional funding required to pay the quarterly dividends was obtained through a combination of line of credit borrowings and proceeds from asset sales. In the fourth quarter of 2002, management announced that the Company intended to reduce its quarterly dividend payment rate to common shareholders from the current rate of $0.78 per share to $0.45 per share beginning in the first quarter of 2003, based on management’s expectation that the Company’s net cash flow provided by operating activities, reduced by annual capital expenditures, will be lower in 2003. The factors that led to the dividend reduction were the decline in economic and market conditions in the Company’s major markets resulting in lower cash flow from its operating property portfolio, the slower lease-up of its existing development community portfolio and the short-term negative cash flow impact of funding its current development portfolio through the sale of operating real estate assets. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

Management expects the Company to meet its new construction and development and certain of its other long-term liquidity requirements, including the contractual obligations detailed below, and possible land and property acquisitions through the sale of operating properties and through long-term secured and unsecured borrowings. Management believes the Company has adequate borrowing capacity and accessibility to real estate sales markets to fund these requirements. Additionally, the Company has utilized equity joint ventures as a means of raising capital and reducing the size and exposure of its development property pipeline. During 2002 and 2001, the Company received equity capital through the joint ventures totaling $9,213 and $18,082, respectively. The Company may continue to use joint venture arrangements in future years as a source of capital and to reduce the exposure of its future development pipeline.

Post Properties, Inc.

Post Apartment Homes, L.P.

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2002, were as follows:

	Obligation Due Date

Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$1,218,186	$103,809	$231,496	$191,910	$690,971
Lines of credit (1)	196,369	11,369	185,000	—	—
Operating leases (2)	163,040	1,363	2,573	2,634	156,470
Debt and equity commitments to unconsolidated entities (3)	23,310	23,310	—	—	—

	$1,600,905	$139,851	$419,069	$194,544	$847,441

(1)	At December 31, 2002, the Company has issued letters of credit to third parties totaling $1,323 under its credit facility arrangements.
(2)	Includes eight ground leases relating to apartment communities owned by the Company.
(3)	At December 31, 2002, the Company is obligated to fund approximately $8,179 of construction financing and $15,131 of equity contributions to unconsolidated entities. In addition, the Company has guaranteed the timely construction completion and the final cost of certain construction cost categories of the underlying real estate projects. As a result of the completion of three of four real estate projects as of December 31, 2002, the maximum exposure under the cost guarantee provisions of these arrangements is approximately $5,200. At December 31, 2002, the Company estimates that it will have no additional funding obligations under these cost guarantee provisions. Further, the Company believes the final project will be completed on a timely basis, thus fully mitigating its cost exposure under the completion guarantee.

In addition to these contractual obligations, the Company has development projects in progress that will be completed over the next twelve months. At December 31, 2002, the Company’s share of the estimated future cash expenditures to complete these projects will approximate $25,000. Further at December 31, 2002, the Company had outstanding interest rate swap derivative financial instruments with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. The contractual payment terms of these arrangements are summarized in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K. Additional information regarding the accounting and disclosure of these arrangements is included in note 13 to the Company’s consolidates financial statements.

As previously discussed, the Company intends to use the proceeds from the sale of operating properties as the primary source of capital to fund these future development expenditures. The Company began an active asset sale and capital recycling program in 2000 as the primary means to fund its on-going development community program. Total funds raised in 2002 and 2001 were $182,216 and $220,122, respectively.

In 2002, the Company sold eight apartment communities containing 2,665 units for net proceeds of approximately $165,425. The communities sold were located in Dallas, Texas, Tampa Florida and Orlando, Florida. Additionally, the Company sold land in Phoenix, Arizona and two commercial properties located in Texas for aggregate net proceeds of $16,791. These sales resulted in net gains of $13,275 from continuing operations and $16,570 (14,567 net of minority interest) from discontinued operations. These net gains were net of reserves of $3,698 ($3,251 net of minority interest) to write down to fair value certain land parcels designated as held for sale in 2002 and excluded losses totaling $4,861 related to assets written down to their estimated fair value at December 31, 2001.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

At December 31, 2002, the Company had available credit facility borrowing capacity of approximately $269,000 under its existing credit facilities. The Company’s primary credit facility with total capacity of $320,000 matures in 2004 while a second incremental credit facility of $125,000 matures in April 2003. As a result of the decline in the Company’s development activities, management currently anticipates the renewal of the primary credit facility with a capacity of approximately $300,000. Management believes it will have adequate capacity under its facilities to execute its 2003 business plan without regard to a significant level of asset sales or other secured and unsecured debt financings.

In the first quarter of 2002, the Company’s unsecured public debt was downgraded from Baa1 to Baa2 by Moody’s Investor Services and from BBB+ to BBB by Standard & Poors. This change in the investment credit rating of the Company’s debt increased the pricing of its syndicated lines of credit by 10 to 12.5 basis points and may increase the pricing of new issuances of unsecured debt. In addition, certain of the financial covenants under the Company’s syndicated line of credit are tied to maintaining an investment grade credit rating. After the recent downgrade, the Company remains an investment grade rated company by both Moody’s Investors Services and Standard & Poors. Management does not anticipate this downgrade to affect the Company’s ability to obtain the anticipated level of debt financing. Should the Company not maintain its investment credit rating, its total dividend payout, exclusive of the portion of the dividend attributable to capital gains from asset sales up to $30,000, would be limited to 95% versus 100% of Consolidated Income Available for Distribution, as defined. Management believes the Company’s current business plan and financing strategy are consistent with the fundamentals of maintaining its investment grade ratings.

Unsecured Lines of Credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing. At December 31, 2002, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004, however, management expects to renew this facility in 2003.

The Company also has in place an additional $125,000 line of credit facility for general corporate purposes. This line matures in April 2003 and carries terms substantially equal to the Revolver. There were no outstanding borrowings under this facility at December 31, 2002. Management does not expect to renew this facility in April 2003 as the Company’s financing needs have reduced consistent with the Company’s reduced development spending.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in February, 2003. Subsequent to year end, the Cash Management Line was renewed through June 2003 with similar terms to its existing facility. At December 31, 2002, the Company has issued letters of credit to third parties totaling $1,323 under this facility.

Long-term Debt Issuances

In June 2002, the Company issued $25,000 of unsecured notes at par. These notes bear interest at 6.11% and mature June 18, 2007. Also in June 2002, the Company closed a $13,500 secured mortgage loan. The loan bears interest at 6.29% and monthly principal and interest payments are based on a 25-year amortization schedule. The loan matures on October 1, 2007.

In December 2002, the Company closed a $57,000 mortgage loan with a life insurance company. This loan is secured by an apartment community. This loan carries an interest rate of 5.5% and requires payments of interest only for five years. Thereafter, payments of principal and interest are required based upon a 30-year amortization schedule until the loan’s maturity in January 2013.

Post Properties, Inc.

Post Apartment Homes, L.P.

The net proceeds from these borrowings were used to repay amounts outstanding under the Company’s credit facility.

In February 2003, one of the Company’s unconsolidated equity joint ventures closed a $17,000 loan with a life insurance company. This loan is secured by the apartment community owned by the joint venture in which the Company has a 35% ownership interest. The Company received 100% of the proceeds from this loan in repayment of its outstanding construction loan to the joint venture. Payments of principal and interest will be based upon an interest rate of 4.28% per annum and a 30-year amortization schedule, with a balance due at maturity on March 10, 2008.

Stock Repurchase Program

The Company’s Board of Directors has approved the purchase of up to $200,000 of the Company’s common stock. Through December 31, 2001, the Company had acquired 3,127,600 shares of its common stock at an aggregate cost of $114,126 and had acquired 100,000 shares of preferred stock at an aggregate cost of $5,100. The Company acquired no common or preferred stock in 2002. Management has indicated it will be opportunistic with respect to additional share repurchases and intends to finance additional repurchases with asset sale proceeds rather than additional borrowings.

Schedule of Indebtedness

The following table reflects a summary of the Company’s indebtedness at December 31, 2002 and 2001:

					December 31,
		Interest		Maturity
Description	Payment Terms	Rate		Date(1)	2002	2001

Unsecured Notes
Senior Notes	Int.	6.11% – 7.70%		2003-2010	$385,000	$360,000
Medium Term Notes	Int.	6.69% – 8.12%	(2)	2004-2015	323,000	323,000
Northwestern Mutual Life	Int.	8.37%		2002	—	20,000

					708,000	703,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85%	(3)	2004	185,000	155,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	11,369	11,202
Other	N/A	5.00%		2021	—	2,000

					196,369	168,202

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(4)	2029	101,100	102,200
Other	Prin. and Int.	5.5% – 7.69%		2007-2013	194,706	127,238

					295,806	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.55%	(5)	2025	214,380	235,880

Total					$1,414,555	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(3)	Represents stated rate. At December 31, 2002, the weighted average interest rate was 2.23%.
(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2002 before credit enhancements. At December 31, 2002, the Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

Post Properties, Inc.

Post Apartment Homes, L.P.

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

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development and construction. The incremental personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This practice results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing expenses) of such communities.

Acquisition of assets and community improvement and other capitalized expenditures for the years ended December 31, 2002 and 2001 are summarized as follows:

	2002	2001

New community development activity	$152,163	$232,569
Revenue generating additions and improvements(1)
Property renovations	1,025	4,019
Sub-metering of water service	1,010	207
Nonrecurring capital expenditures(2)
Vehicle access control gates	431	749
Other community additions and improvements	3,010	1,786
Recurring capital expenditures(3)
Carpet replacements	2,755	2,935
Other community additions and improvements	6,626	7,506
Corporate additions and improvements	1,100	3,021

	$168,120	$252,792

Other Data
Capitalized interest	$13,223	$22,124

Capitalized internal personnel and associated costs(4)	$5,196	$13,833

(1)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(2)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(3)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(4)	Reflects internal personnel and associated costs capitalized to construction and development activities.

Post Properties, Inc.

Post Apartment Homes, L.P.

Current Development Activity

At December 31, 2002, the Company has under construction or in initial lease-up five new communities and an addition to one existing community that will contain an aggregate of 1,377 units upon completion. The Company’s communities under development or in initial lease-up are summarized in the following table:

		Estimated
		Construction	Amount			Estimated
		Cost	Spent	Quarter of	Quarter of	Quarter of	%	%
	Number of	($ in	As of	Construction	First Units	Stabilized	Leased	Occupied
Metropolitan Area	Units	millions)	12/31/2002	Start	Available	Occupancy(1)	2/15/2003	2/15/2003

Wholly Owned Construction/Lease-up Communities
Tampa, FL
Post Harbour Place III	259	$35	$33	2Q ’01	2Q ’02	2Q ’03	79.5%	77.6%
New York City, NY
Post Toscana™	199	95	75	1Q ’02	1Q ’03	2Q ’04	1.5%	0.0%
Subtotal Wholly-Owned

Construction/Lease-up Communities	458	$130	$108

Co-Investment Construction/Lease-up Communities
Atlanta, GA
Post Peachtree™(2)	121	$31	$31	2Q ’00	3Q ’01	1Q ’03	87.6%	86.0%
New York City, NY
Post Luminaria™(3)	138	51	50	3Q ’01	2Q ’02	2Q ’03	84.8%	81.9%
Pasadena, CA
Post Paseo Colorado(2)	391	76	75	2Q ’00	1Q ’02	2Q ’03	84.1%	80.1%
Washington D.C.
Post Massachusetts Avenue™(2)	269	74	68	2Q ’01	4Q ’02	4Q ’03	24.5%	21.9%

Subtotal Co-Investment
Construction/Lease-up Communities	919	$232	$224

Construction Totals	1,377	$362	$332

Less Partners’ Portion		$(133)	$(128)

Post Properties’ Funding Commitment		$229	$204

(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(5)	These communities are being developed as a joint venture (Post equity ownership is 35%).
(6)	This development is structured as a joint venture, with Post owning approximately 70% of the equity and the landowner owning the balance.
(7)	The calculation represents the aggregate projected unlevered funds from operations to be earned by each community in its first year of stabilized operations divided by aggregate estimated construction costs of the communities. The Company uses funds from operations as a management tool to measure the operating performance of its communities.

Inflation

Substantially all of the leases at the Communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

Post Properties, Inc.

Post Apartment Homes, L.P.

Funds from Operations and Cash Available for Distribution

Historical Funds from Operations

The Company considers funds from operations (“FFO”) a useful measure of performance of an equity REIT. FFO is a non-GAAP financial measure. FFO is defined to mean net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs. Cash available for distribution (“CAD”) is defined as FFO less capital expenditures funded by operations. CAD is a non-GAAP financial measure. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

Post Properties, Inc.

Post Apartment Homes, L.P.

FFO and CAD for the years ended December 31, 2002, 2001 and 2000 presented on a historical basis are summarized in the following table:

	2002	2001	2000

Net income available to common shareholders	$49,297	$75,159	$88,645
Cumulative effect of accounting change, net of minority interest	—	613	—
Extraordinary items, net of minority interest	120	77	—
Minority interest of common unitholders — continuing operations	4,073	9,153	10,441
Gains on property sales — continuing operations	(13,275)	(23,942)	(3,208)
Gains on properties held for sale and sold, net of minority interest — discontinued operations	(14,567)	—	—
Minority interest in discontinued operations	712	1,050	1,250

Adjusted net income	26,360	62,110	97,128
Depreciation on wholly-owned real estate assets, net	82,918	70,956	66,283
Depreciation on real estate assets held in unconsolidated entities	1,103	67	—

Funds from Operations (1)	110,381	133,133	163,411
Recurring capital expenditures (2)	(9,381)	(10,441)	(5,576)
Non-recurring capital expenditures (3)	(3,441)	(2,535)	(9,157)

Cash available for distribution	$97,559	$120,157	$148,678

Revenue generating capital expenditures (4)	$2,035	$4,226	$6,670

Cash flow provided by (used in):
Operating activities	$119,763	$161,564	$185,073
Investing activities	$(48,821)	$(51,213)	$(255,986)
Financing activities	$(69,355)	$(113,007)	$72,502
Weighted average shares outstanding — basic	36,939,144	38,052,673	39,317,225
Weighted average shares and units outstanding — basic	42,020,759	43,211,834	44,503,290
Weighted average shares outstanding — diluted	36,953,962	38,267,939	39,852,514
Weighted average shares and units outstanding — diluted	42,035,577	43,427,100	45,038,079

(1)	The Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles (“GAAP”). The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s needs or ability to service indebtedness or make distributions.
(2)	Recurring capital expenditures consisted primarily of $2,755, $2,935 and $2,890 of carpet replacement and $6,626, $7,506 and $6,267 of other community additions and improvements to existing communities for the years ended December 31, 2002, 2001 and 2000, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $1,100, $3,021 and $3,441 are excluded from the calculation of CAD for the years ended December 31, 2002, 2001 and 2000, respectively.
(3)	Non-recurring capital expenditures consisted of the additions of vehicle access control gates to communities of $431, $749 and $403 and other community additions and improvements of $3,010, $1,786 and $5,173 for the years ended December 31, 2002, 2001 and 2000, respectively.
(4)	Revenue generating capital expenditures included major renovations of communities in the amount of $1,025, $4,019 and $6,638 for the years ended December 31, 2002, 2001 and 2000, respectively, and sub-metering of water service to communities in the amounts of $1,010, $207 and $32 for the years ended December 31, 2002, 2001 and 2000, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2002, the Company had $322,469 of variable rate debt tied to LIBOR. In addition, the Company had $214,380 in variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

The tables below provide information about the Company’s fixed and floating rate debt and derivative financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based upon implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date

						There-
	2003	2004	2005	2006	2007	after	Total	Fair Value

	(in thousands)
Long-term Debt:
Fixed Rate	$102,574	$25,759	$177,967	$78,181	$110,508	$382,717	$877,706	$928,313

Average interest rate	7.24%	7.25%	7.04%	7.05%	7.02%	6.66%	7.24%
Floating Rate (1)
LIBOR-based:
Cash Management Line (2)	11,369	—	—	—	—	—	11,369	11,369
MTN (3)	—	—	25,000	—	—	—	25,000	25,000
Revolver (2)	—	185,000	—	—	—	—	185,000	185,000
FNMA (4)	1,235	1,335	1,435	1,550	1,670	93,875	101,100	101,100

Total LIBOR-based	12,604	186,335	26,435	1,550	1,670	93,875	322,469	322,469
Tax-exempt (5)	—	—	—	—	—	214,380	214,380	214,380

Total floating rate Debt	12,604	186,335	26,435	1,550	1,670	308,255	536,849	536,849

Total debt	$115,178	$212,094	$204,402	$79,731	$112,178	$690,972	$1,414,555	$1,465,162

(1)	Interest on these debt instruments is based on LIBOR ranging from LIBOR plus 0.75% to LIBOR plus 0.85%. At December 31, 2002, the one-month LIBOR rate was 1.44%. See Schedule of indebtedness in Management’s Discussion and Analysis for rates on individual debt instruments.
(2)	Assumes the Company’s Revolver and Cash Management Line are repaid at the maturity date. Management believes these lines will be renewed at maturity with similar terms.
(3)	Through an interest rate swap transaction, the interest rate on this note is fixed at 7.28%.
(4)	In December 2000, the Company entered into a swap transaction that fixed the rate on the note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.
(5)	At December 31, 2001, the FNMA “AAA” tax exempt rate was 1.55%. Interest on these debt instruments is equal to the FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. The Company has purchased an interest rate cap that limits the Company’s exposure to increases in the base rate to 5.00%.

Post Properties, Inc.

Post Apartment Homes, L.P.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value

Interest Rate Swaps
Variable to fixed	$104,000 amortizing to
	$ 90,270	6.04%	1 month LIBOR	7/31/09	$(14,444)
Variable to fixed	$ 25,000	6.53%	3 month LIBOR	2/01/05	(2,405)
Interest rate cap	$ 76,000	5.00%	—	2/01/03	—
Interest rate cap	$141,230	5.00%	—	2/01/03	—
Interest rate cap	$ 18,650	5.00%	—	2/01/03	—

					$(16,849)

As more fully described in note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $101,100 FNMA borrowings and $25,000 medium-term notes effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2002, would increase or decrease by approximately $4,100 on an annualized basis.

Subsequent to December 31, 2002, the Company entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Company’s variable rate, tax-exempt borrowings. The Company is required to maintain this interest rate exposure protection under the terms of the financing arrangements. The $2,720 cost of the arrangement will be amortized as additional expense over their five year term in accordance with SFAS No. 133.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 15(a) and are filed as part of this report on the pages indicated. The supplementary data are included in note 17 of the Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Post Properties, Inc.

Post Apartment Homes, L.P.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the headings “Election of Directors” entitled “Nominees for Election — Term Expiring 2006,” “Nominees for Election — Term Expiring 2005,” “Incumbent Directors — Term Expiring 2004,” and “Incumbent Directors — Term Expiring 2005” of the Proxy Statement for Annual Meeting of Shareholders to be held May 22, 2003 (the “Proxy Statement”) are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading “Other Matters” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The section under the heading “Election of Directors” entitled “Compensation of Directors” of the Proxy Statement and the sections under the heading titled “Executive Compensation” entitled “Summary Compensation Table,” “Option Grants Table,” “Fiscal Year-End Option Value Table,” “Long Term Incentive Plan Table,” “Noncompetition Agreements, Employee Agreements and Change of Control Agreements,” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections under the heading “Common Stock Ownership by Management and Principal Shareholders” and “Equity Compensation Plan Information” of the Proxy Statement are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section under the heading “Certain Relationships and Related Party Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

INDEX TO FINANCIAL STATEMENTS

Page

POST PROPERTIES, INC.
Consolidated Financial Statements:
Report of Independent Accountants	48
Consolidated Balance Sheets as of December 31, 2002 and 2001	49
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	50
Consolidated Statements of Shareholders’ Equity and Accumulated Earnings for the Years Ended December 31, 2002, 2001 and 2000	51
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	52
Notes to the Consolidated Financial Statements	53
POST APARTMENT HOMES, L.P.
Consolidated Financial Statements:
Report of Independent Accountants	75
Consolidated Balance Sheets as of December 31, 2002 and 2001	76
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	77
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2002, 2001 and 2000	78
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	79
Notes to the Consolidated Financial Statements	80
Schedule III:
Real Estate and Accumulated Depreciation	101
All other schedules are omitted because they are either not applicable or not required
POST PROPERTIES, INC. — 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
Financial Statements:
Report of Independent Accountants	106
Statement of Net Assets Available for Plan Benefits as of December 31, 2002 and 2001	107
Statement of Changes in Net Assets Available for Plan Benefits for the Years Ended December 31, 2002 and 2001	108
Notes to Financial Statements	109

Post Properties, Inc.

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Post Properties, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and accumulated earnings, and of cash flows, present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years then ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, Post Properties, Inc. adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001.

PricewaterhouseCoopers LLP (signed)

Atlanta, Georgia

February 28, 2003

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,	December 31,
	2002	2001

Assets
Real estate assets
Land	$273,058	$277,146
Building and improvements	1,976,809	1,794,658
Furniture, fixtures and equipment	246,634	212,390
Construction in progress	92,945	419,449
Investments in and advances to unconsolidated real estate entities	182,285	89,692
Land held for future development	24,879	23,658

	2,796,610	2,816,993
Less: accumulated depreciation	(426,136)	(393,014)
Assets held for sale	73,061	39,419

Total real estate assets	2,443,535	2,463,398
Cash and cash equivalents	6,390	4,803
Restricted cash	1,369	1,315
Deferred charges, net	15,584	18,203
Other assets	41,273	50,632

Total assets	$2,508,151	$2,538,351

Liabilities and shareholders’ equity
Notes payable	$1,414,555	$1,336,520
Accounts payable and accrued expenses	49,124	72,277
Dividend and distribution payable	33,252	33,208
Accrued interest payable	8,994	9,660
Security deposits and prepaid rents	8,250	9,016

Total liabilities	1,514,175	1,460,681

Minority interest of preferred unitholders in Operating Partnership	70,000	70,000

Minority interest of common unitholders in Operating Partnership	90,277	106,153

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
7 5/8% Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000,000 authorized:
39,676,204 and 39,676,204 shares issued, 37,202,290 and 36,856,559 shares outstanding at December 31, 2002 and 2001, respectively	396	396
Additional paid-in capital	940,122	1,010,954
Accumulated earnings	—	—
Accumulated other comprehensive income	(14,822)	(5,864)
Deferred compensation	(639)	(445)

	925,106	1,005,090
Less common stock in treasury, at cost, 2,473,914 shares and 2,819,645 shares at December 31, 2002 and 2001, respectively	(91,407)	(103,573)

Total shareholders’ equity	833,699	901,517

Total liabilities and shareholders’ equity	$2,508,151	$2,538,351

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,

	2002	2001	2000

Revenues
Rental	$316,484	$336,206	$335,482
Other	12,225	13,253	15,587
Interest	1,288	1,771	1,922
Third party services	—	14,088	15,249

Total revenues	329,997	365,318	368,240

Expenses
Property operating and maintenance (exclusive of items shown separately below)	131,369	129,201	120,842
Depreciation	85,681	69,680	65,732
Interest	58,436	51,960	45,332
Amortization of deferred loan costs	2,327	1,978	1,636
General and administrative	14,431	13,256	10,066
Other	694	—	—
Project abandonment, employee severance and impairment charges	—	17,450	9,365
Minority interest in consolidated property partnerships	(2,055)	(2,098)	(1,695)
Third party services	—	13,023	13,092

Total expenses	290,883	294,450	264,370

Income from continuing operations before equity in losses of unconsolidated entities, gains on property sales and minority interest	39,114	70,868	103,870
Equity in losses of unconsolidated real estate entities	(1,590)	(186)	—
Gains on property sales	13,275	23,942	3,208
Minority interest of preferred unitholders in Operating Partnership	(5,600)	(5,600)	(5,600)
Minority interest of common unitholders in Operating Partnership	(4,073)	(9,153)	(10,441)

Income from continuing operations	41,126	79,871	91,037

Discontinued operations
Income from discontinued operations, net of minority interest	5,173	7,746	9,483
Gains on property sales, net of minority interest	14,567	—	—

Income from discontinued operations	19,740	7,746	9,483

Income before cumulative effect of accounting change and extraordinary items	60,866	87,617	100,520
Cumulative effect of accounting change, net of minority interest	—	(613)	—
Extraordinary items, net of minority interest	(120)	(77)	—

Net income	60,746	86,927	100,520
Dividends to preferred shareholders	(11,449)	(11,768)	(11,875)

Net income available to common shareholders	$49,297	$75,159	$88,645

Per common share data — basic
Income from continuing operations (net of preferred dividends)	$0.80	$1.80	$2.01
Income from discontinued operations	0.53	0.20	0.24

Income before cumulative effect of accounting change and extraordinary items (net of preferred dividends)	1.33	2.00	2.25
Cumulative effect of accounting change, net of minority interest	—	(0.02)	—
Extraordinary items, net of minority interest	—	—	—

Net income available to common shareholders	$1.33	$1.98	$2.25

Weighted average common shares outstanding — basic	36,939,144	38,052,673	39,317,725

Per common share data — diluted
Income from continuing operations (net of preferred dividends)	$0.80	$1.78	$1.99
Income from discontinued operations	0.53	0.20	0.23

Income before cumulative effect of accounting change and extraordinary items (net of preferred dividends)	1.33	1.98	2.22
Cumulative effect of accounting change, net of minority interest	—	(0.02)	—
Extraordinary items, net of minority interest	—	—	—

Net income available to common shareholders	$1.33	$1.96	$2.22

Weighted average common shares outstanding — diluted	36,953,962	38,267,939	39,852,514

Dividends declared	$3.12	$3.12	$3.04

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income	Compensation	Stock	Total

Shareholders’ Equity and Accumulated
Earnings, December 31, 1999	$50	$388	$1,058,424	$—	$—	$—	$—	$1,058,862
Net income	—	—	—	100,520	—	—	—	100,520
Proceeds from dividend reinvestment and employee stock purchase plan	—	8	29,029	—	—	—	152	29,189
Adjustment for minority interest of unitholders in Operating Partnership at dates of capital transactions	—	—	320	—	—	—	—	320
Treasury stock acquisitions	—	—	—	—	—	—	(29,055)	(29,055)
Dividends to preferred shareholders	—	—	—	(11,875)	—	—	—	(11,875)
Dividends to common shareholders	—	—	(30,706)	(88,645)	—	—	—	(119,351)

Shareholders’ Equity and Accumulated
Earnings, December 31, 2000	$50	$396	$1,057,067	$—	$—	$—	$(28,903)	$1,028,610
Comprehensive income
Net income	—	—	—	86,927	—	—	—	86,927
Cumulative effect of adoption of SFAS 133, net of minority interest	—	—	—	—	(1,299)	—	—	(1,299)
Net change in derivative value, net of minority interest	—	—	—	—	(4,565)	—	—	(4,565)

Total comprehensive income								81,063
Proceeds from dividend reinvestment and employee stock purchase plans	—	—	(3,541)	—	—	—	12,307	8,766
Preferred Stock repurchase	(1)	—	(5,099)	—	—	—	—	(5,100)
Adjustment for minority interest of unitholders in Operating Partnership at dates of capital transactions	—	—	5,194	—	—	—	—	5,194
Restricted stock issuances, net of forfeitures	—	—	46	—	—	(616)	570	—
Amortization of deferred compensation	—	—	—	—	—	171	—	171
Treasury stock acquisitions	—	—	—	—	—	—	(87,547)	(87,547)
Dividends to preferred shareholders	—	—	—	(11,768)	—	—	—	(11,768)
Dividends to common shareholders	—	—	(42,713)	(75,159)	—	—	—	(117,872)

Shareholders’ Equity and Accumulated Earnings, December 31, 2001	$49	$396	$1,010,954	$—	$(5,864)	$(445)	$(103,573)	$901,517
Comprehensive income
Net income	—	—	—	60,746	—	—	—	60,746
Net change in derivative value, net of minority interest	—	—	—	—	(8,958)	—	—	(8,958)

Total comprehensive income								51,788
Proceeds from dividend reinvestment and employee stock purchase plans	—	—	(10,435)	—	—	—	11,689	1,254
Adjustment for minority interest of unitholders in Operating Partnership at dates of capital transactions	—	—	5,656	—	—	—	—	5,656
Restricted stock issuances, net of forfeitures	—	—	(18)	—	—	(459)	477	—
Amortization of deferred compensation	—	—	—	—	—	265	—	265
Dividends to preferred shareholders	—	—	—	(11,449)	—	—	—	(11,449)
Dividends to common shareholders	—	—	(66,035)	(49,297)	—	—	—	(115,332)

Shareholders’ Equity and Accumulated
Earnings, December 31, 2002	$49	$396	$940,122	$—	$(14,822)	$(639)	$(91,407)	$833,699

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	Year ended December 31,

	2002	2001	2000

Cash Flows From Operating Activities
Net income	$60,746	$86,927	$100,520
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on property sales — continuing operations	(13,275)	(23,942)	(3,208)
Gains on property sales — discontinued operations, net of minority interest	(14,567)	—	—
Minority interest of preferred unitholders in Operating Partnership	5,600	5,600	5,600
Minority interest of common unitholders in Operating Partnership	4,073	9,153	10,441
Minority interest in discontinued operations	712	1,050	1,250
Equity in losses of unconsolidated real estate entities	1,590	186	—
Cumulative effect of accounting change, net of minority interest	—	613	—
Extraordinary items, net of minority interest	120	77	—
Depreciation	87,927	76,178	71,113
Amortization of deferred loan costs	2,327	1,978	1,636
Changes in assets, (increase) decrease in:
Restricted cash	(54)	(43)	108
Other assets	8,098	(1,626)	(8,904)
Deferred charges	(1,362)	(929)	(1,591)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(666)	(1,091)	1,591
Accounts payable and accrued expenses	(20,740)	7,824	6,133
Security deposits and prepaid rents	(766)	(391)	384

Net cash provided by operating activities	119,763	161,564	185,073

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(150,792)	(220,297)	(362,981)
Net proceeds from property sales	182,216	220,122	157,265
Capitalized interest	(13,223)	(22,124)	(25,426)
Recurring capital expenditures	(9,381)	(10,441)	(9,157)
Corporate additions and improvements	(1,100)	(3,021)	(3,441)
Non-recurring capital expenditures	(3,441)	(2,535)	(5,576)
Revenue generating capital expenditures	(2,035)	(4,226)	(6,670)
Investments in and advances to unconsolidated entities	(51,065)	(8,691)	—

Net cash used in investing activities	(48,821)	(51,213)	(255,986)

Cash Flows From Financing Activities
Proceeds from notes payable	95,500	50,000	440,001
Payments on notes payable	(47,632)	(70,066)	(56,774)
Lines of credit proceeds (repayments), net	30,167	143,277	(159,501)
Payment of financing costs	(561)	(300)	(3,128)
Treasury stock acquisitions	—	(87,547)	(24,912)
Preferred stock repurchases	—	(5,100)	—
Proceeds from dividend reinvestment and employee stock purchase plan	1,254	8,766	26,754
Distributions to preferred unitholders	(5,600)	(5,600)	(5,600)
Distributions to common unitholders	(15,972)	(16,018)	(15,458)
Dividends paid to preferred shareholders	(11,449)	(11,768)	(11,875)
Dividends paid to common shareholders	(115,062)	(118,651)	(117,005)

Net cash provided by (used in) financing activities	(69,355)	(113,007)	72,502

Net increase (decrease) in cash and cash equivalents	1,587	(2,656)	1,589
Cash and cash equivalents, beginning of period	4,803	7,459	5,870

Cash and cash equivalents, end of period	$6,390	$4,803	$7,459

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2002, the Company owns 30,317 apartment units in 84 apartment communities, including 1,377 apartment units currently under development and lease up in five apartment communities and an addition to an existing community. At December 31, 2002, approximately 52.1%, 18.7% and 7.3% (on a unit basis) of the Company’s communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

As of December 31, 2002, the Company had outstanding 37,202,290 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing an 88.5% ownership interest in the Operating Partnership. Common Units held by persons (including certain Company directors) other than the Company totaled 4,829,425 as of December 31, 2002 and represented a 11.5% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 87.9%, 88.1% and 88.3% for the years ended December 31, 2002, 2001 and 2000, respectively.

Basis of presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company and the Operating Partnership. The Company’s investments in non-majority owned entities in which it does not exercise unilateral control, but has the ability to exercise significant influence over operating and financial policies, are accounted for on the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

Certain items in the 2001 and 2000 consolidated financial statements were reclassified for comparative purposes with the 2002 consolidated financial statements.

Cost capitalization

The Company capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment communities, the enhancement of the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized. The Company expenses as incurred all interior and exterior painting of communities.

For communities under development, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest is capitalized to projects under development based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December, 31, 2002, 2001 and 2000 were 7.55%, 7.41% and 6.80%, respectively. Internal personnel and associated costs are capitalized to projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such communities.

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements — 20-40 years; furniture, fixtures and equipment — 5-10 years).

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s internal investment committee and after an actual program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Effective January 1, 2002 (through the implementation of SFAS No. 144), the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. The income (loss) from discontinued operations includes the revenues and expenses including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unencumbered assets to unsecured debt multiplied by the weighted average interest rate on the Company’s unsecured debt for the period and further multiplied by the average book value of the assets sold. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale in 2002. Additionally, gains and losses on assets designated as held for sale in 2002 are classified as part of discontinued operations.

In years prior to 2002, real estate assets held for sale were stated separately on the consolidated balance sheet in a manner consistent with approach discussed above. However, the operating results and gains or losses on the sale of such assets were included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable between years.

Revenue recognition

Residential properties are leased under operating leases with terms of generally one year or less. Rental income is recognized when earned, which is not materially different from revenue recognition on a straight-line basis.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Stock-based compensation

Through December 31, 2002, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”. Under APB Opinion 25, compensation expense was generally not recognized for stock options granted at the Company’s current stock price on the grant date. In addition to the information summarized below, the Company provides the additional disclosures relating to stock options prescribed by SFAS No. 123, “Accounting for Stock-based Compensation,” as amended, in note 9 to these consolidated financial statements.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results. Effective January 1, 2003, the Company intends to voluntarily change to the fair value method of accounting under SFAS No. 123 using the prospective method prescribed in SFAS No. 148. The Company estimates the impact of this change on its projected 2003 results of operations to be a reduction of earnings per common share of approximately $0.01.

The following table reflects the Company’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for each year.

	2002	2001	2000

Net income available to common shareholders
As reported	$49,297	$75,159	$88,645
Stock based compensation determined under the fair value method	(499)	(1,148)	(1,952)

Pro forma	$48,798	$74,011	$86,693

Net income per common share — basic
As reported	$1.33	$1.98	$2.25
Pro forma	$1.32	$1.94	$2.20
Net income per common share — diluted
As reported	$1.33	$1.96	$2.22
Pro forma	$1.32	$1.93	$2.18

Accounting for derivative financial instruments

Effective January 1, 2001, the Company accounts for derivative financial instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative and Hedging Activities”.

The Company uses derivative financial instruments, interest rate swap and interest rate cap arrangements, to manage or hedge its exposure to interest rate changes. The Company designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS 133, as amended, derivative instruments qualifying as hedges of specific cash flows are generally recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a shareholders’ equity account, until the hedged transactions are recognized in earnings. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Per share data

Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during the period, including the dilutive effect of outstanding stock options.

Use of estimates

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

New accounting pronouncements

In 2002 and 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Company are discussed herein.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company expects to implement this requirement of SFAS No. 145 on January 1, 2003. Upon implementation, the Company will reclassify $120, net of minority interest, in 2002 and $77, net of minority interest in 2001 from extraordinary items to expenses used to determine income from continuing operations. The Company believes this change is not significant to the Operating Company’s results of operations or its financial position. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the provisions of this Statement will not have a significant effect on the Company’s results of operations or its financial position.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarifies disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The Company has implemented the disclosure requirements of FIN No. 45 effective with these December 31, 2002 financial statements and the Company will implement the recognition and measurement provisions effective January 1, 2003. The Company does not expect the recognition and measurement provisions of FIN No. 45 to have a significant impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending September 30, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Company and the Company’s maximum exposure to loss from these entities. The Company currently does not have any interests in variable interest entities and believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

2. DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,

	2002	2001

Deferred financing costs	$37,037	$35,817
Other	3,532	4,527

	40,569	40,344
Less: accumulated amortization	(24,985)	(22,141)

	$15,584	$18,203

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

3. NOTES PAYABLE

At December 31, 2002 and 2001, the Company’s indebtedness consisted of the following:

					December 31,
		Interest		Maturity
Description	Payment Terms	Rate		Date(1)	2002	2001

Unsecured Notes
Senior Notes	Int	6.11% - 7.70%		2003-2010	$385,000	$360,000
Medium Term Notes	Int	6.69% - 8.12%	(2)	2004-2015	323,000	323,000
Other	Int	8.37%		2002	—	20,000

					708,000	703,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85%	(3)	2004	185,000	155,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	11,369	11,202
Other	N/A	5.00%		2021	—	2,000

					196,369	168,202

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975%	(4)	2029	101,100	102,200
Other	Prin. and Int	5.50% - 7.69%		2007-2013	194,706	127,238

					295,806	229,438

Tax Exempt Floating Rate Bonds
(Secured)	Int	1.55%	(5)	2025	214,380	235,880

Total					$1,414,555	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(3)	Represents stated rate. At December 31, 2002, the weighted average interest rate was 2.23%.
(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2002 before credit enhancements. At December 31, 2002, the Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

New debt issuances

In June 2002, the Company issued $25,000 of unsecured notes at par. These notes bear interest at 6.11% and mature June 2007. Also in June 2002, the Company closed a $13,500 secured mortgage loan.. This loan bears interest at 6.29% and requires monthly principal and interest payments on a 25-year amortization schedule. The loan matures on October 2007.

In December 2002, the Company closed a $57,000 mortgage loan with a life insurance company. This loan carries an interest rate of 5.5% and requires payments of interest only for the first five years. Thereafter, payments of principal and interest are required based upon a 30-year amortization schedule until the loan’s maturity in January 2013.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

2003	$103,809
2004	27,094
2005	204,402
2006	79,732
2007	112,178
Thereafter	690,971

$1,218,186

(1)	Excludes outstanding balances on lines of credit discussed below.

Unsecured lines of credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing requirements. At December 31, 2002, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004. Management expects to renew this facility in 2003 with a total capacity of approximately $300,000.

The Company also has in place an additional $125,000 line of credit facility for general corporate purposes. This line bears interest at LIBOR plus 0.90% and matures in April 2003. Management does not expect to renew this facility in April 2003 as the Company’s financing needs have reduced consistent with the Company’s reduced development spending.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in February 2003. Subsequent to year end, the Cash Management Line was renewed through June 2003 with similar terms to its existing facility. At December 31, 2002, the Company has issued letters of credit to third parties totaling $1,323 under this facility.

Interest paid

Interest paid (including capitalized amounts of $13,223, $22,124 and $25,426 for the years ended December 31, 2002, 2001 and 2000, respectively), aggregated $79,115, $82,383 and $74,419 for the years ended December 31, 2002, 2001 and 2000, respectively.

Pledged assets

The aggregate net book value at December 31, 2002 of property pledged as collateral for indebtedness amounted to approximately $497,473.

Extraordinary items

The extraordinary losses for the years ended December 31, 2002 and 2001 of $136 ($120, net of minority interest) and $88 ($77, net of minority interest), respectively, resulted from costs associated with the early extinguishment of indebtedness.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

4. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company holds investments in four individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed or under development apartment community. At December 31, 2002, all of the apartment communities had commenced rental operations. The Company holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $219,000 is being funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company. The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $9,070 at December 31, 2002. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Property LLCs.

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	December 31,

	2002	2001

Real estate assets, net	$198,854	$115,664
Cash and other	2,330	533

Total assets	201,184	$116,197

Construction notes payable to Company	$160,294	$77,019
Other liabilities	3,975	11,892

Total liabilities	164,269	88,911

Members’ equity	36,915	27,286

Total liabilities and members’ equity	$201,184	$116,197

Company’s equity investment	$21,991	$12,673

	Year ended
	December 31,

	2002	2001

Revenues
Rental	$5,661	$136
Other	381	50

Total revenues	6,042	186

Expenses
Property operating and maintenance	4,655	416
Depreciation	3,153	192
Interest	2,778	110

Total expenses	10,586	718

Net loss	$(4,544)	$(532)

Company’s share of net loss	$(1,590)	$(186)

The Company has committed construction financing to the Property LLCs totaling $168,473 ($160,294 funded at December 31, 2002). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from February 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings. As of December 31, 2002, the institutional investor’s share of these notes was $104,191. Subsequent to December 31, 2002, one of the Property LLCs repaid its outstanding construction note payable to the Company of $24,071. The note was repaid through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from member equity contributions totaling $7,132. The Company issued a limited guarantee and indemnity to the lender regarding certain customary recourse liabilities and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse the Company for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

As part of the development and construction services agreements entered into between the Company and the Property LLCs, the Company guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $19,000). At December 31, 2002, the Company had substantially completed three of the communities and had funded approximately $845 under the guarantee provisions of the agreements. The amounts funded were accounted for as part of the Company’s investment in the Property LLCs. The Company’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Company does not currently expect to be required to fund any guarantees relating to this Property LLC. Additionally, under these agreements, the Company is subject to project completion requirements, as defined. At December 31, 2002, the Company had met and believes that it will meet the remaining completion date requirements and not be subject to any additional costs.

5. REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At December 31 2002, the Company has two apartment communities and certain tracts of land classified as held for sale. These real estate assets are classified separately in the accompanying consolidated balance sheet at $73,061, which represented the lower of cost or fair value, less costs to sell. The Company expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, the operating results of assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. In the year ended December 31, 2002, the Company designated and classified eight apartment communities, one commercial property and six tracts of land as held for sale. Income from discontinued operations includes the results of operations through the earlier of the community sale date (if the community was sold between January 1, 2002 and December 31, 2002) or December 31, 2002 of eight apartment communities containing 3,134 units and one commercial property designated as held for sale in 2002. The revenues and expenses of these communities for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Revenues
Rental	$18,706	$31,836	$30,413
Other	719	1,279	1,179

Total revenues	19,425	33,115	31,592

Expenses
Property operating and maintenance (exclusive of item shown separately below)	7,919	11,918	10,507
Depreciation	2,246	6,431	5,381
Interest	3,375	5,970	4,971

Total expenses	13,540	24,319	20,859

Income from discontinued operations (before minority interest)	$5,885	$8,796	$10,733

The Company recognized net gains of $20,268 ($17,818 net of minority interest) on the sale of real estate assets designated for sale in 2002, offset by reserves of $3,698 ($3,251 net of minority interest) to write down to fair market value certain land parcels designated as held for sale in 2002. These sales generated net proceeds of approximately $140,823.

Under prior accounting pronouncements, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable between periods. The discussion below relates to the gains on sale of assets reported in continuing operations in the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

For the year ended December 31, 2002, the Company sold two apartment communities containing 540 units and one commercial property for net proceeds of $41,393. The communities were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net gains of approximately $13,275. These gains excluded losses of $4,861 related to these assets that were written down to their estimated fair value at December 31, 2001. For the years ended December 31, 2002, 2001 and 2000, the consolidated statement of operations included net income from these properties of $369, $3,227 and $3,132, respectively. For the years ended December 31, 2001 and 2000, net income reflected above includes depreciation expense of $844 and $886, respectively. No depreciation expense was recorded in 2002.

In 2001, the Company sold six apartment communities containing 2,799 units for net proceeds of approximately $210,443. The communities sold were located in Atlanta, Georgia, Dallas, Texas and Nashville, Tennessee. Additionally, the Company sold land parcels in Dallas, Texas, Denver, Colorado and Charlotte, North Carolina and a commercial property in Dallas, Texas for aggregate net proceeds of $9,679. These sales resulted in net gains of approximately $16,365. For the year ended December 31, 2001, the aggregate net gain on the sale of assets of $23,942 included the impact of estimated net losses totaling $11,490 on the write down to fair value of assets designated as held for sale at December 31, 2001 and excluded realized losses totaling $19,067 related to assets written down to their estimate fair value at December 31, 2000.

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

6. SHAREHOLDERS’ EQUITY / MINORITY INTEREST

Preferred Stock

At December 31, 2002 and 2001, the Company had issued three series of preferred stock with the following characteristics:

	Liquidation	Optional	Redemption	Stated
	Preference	Redemption	Price	Dividend
Description	(per share)	Date (1)	(per share) (1)	Rate

Series A	$50.00	10/01/26	$50.00	8.5%
Series B	$25.00	10/28/07	$25.00	7.625%
Series C	$25.00	02/09/03	$25.00	7.625%

(1)	The preferred stock is redeemable, at the Company’s option, for cash.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Computation of Earnings Per Common Share

For the years ended December 31, 2002, 2001 and 2000, basic and diluted earnings per common share for income from continuing operations available to common shareholders, before cumulative effect of accounting change and extraordinary items, has been computed as follows:

	Year ended December 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$41,126
Less: Preferred stock dividends	(11,449)

Basic EPS
Income from continuing operations available to common shareholders before extraordinary item	29,677	36,939,144	$0.80

Effect of dilutive securities
Stock options	—	14,818

Diluted EPS
Income from continuing operations available to common shareholders before extraordinary item + assumed conversions	$29,677	36,953,962	$0.80

	Year ended December 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$79,871
Less: Preferred stock dividends	(11,768)

Basic EPS
Income from continuing operations available to common shareholders before cumulative effect of accounting change and extraordinary item	68,103	38,052,673	$1.80

Effect of dilutive securities
Stock options	—	215,266

Diluted EPS
Income from continuing operations available to common shareholders before cumulative effect of accounting change and extraordinary item + assumed conversions	$68,103	38,267,939	$1.78

	Year ended December 31, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$91,037
Less: Preferred stock dividends	(11,875)

Basic EPS
Income from continuing operations available to common shareholders	79,162	39,317,725	$2.01

Effect of dilutive securities
Stock options	—	534,789

Diluted EPS
Income from continuing operations available to common shareholders + assumed conversions	$79,162	39,852,514	$1.99

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Preferred Units

The Operating Partnership has outstanding 2,800,000, 8% Series D cumulative redeemable preferred units (the “Series D Preferred Units”). The Series D Preferred Units have a liquidation preference of $25.00 per unit and are redeemable by the Operating Partnership on or after September 3, 2004, at a redemption price of $25.00 per unit. The Series D Preferred Units are exchangeable into authorized, but unissued Series D preferred stock of the Company, with identical terms and preferences, on or after September 2, 2009, at the option of the holders. Under certain circumstances, as defined in the agreement, the Series D Preferred Units may be exchanged prior September 2, 2009, at the option of the holders. These Series D Preferred Units are reflected in the accompanying consolidated balance sheets as preferred minority interests at their liquidation preference of $70,000.

7. PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

The Company recorded project impairment and abandonment, employee severance and asset impairment charges in the years ended December 31, 2001 and 2000. The charges were as follows:

	2001	2000

Project impairment and abandonment	$8,122	$4,389
Employee severance	3,560	3,066
Asset impairment	5,768	1,910

	$17,450	$9,365

In the fourth quarter of 2001, the Company recorded charges totaling $17,450. These charges, precipitated by the sharp decline in economic and market conditions, reflect management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. The project impairment and abandonment charge of $8,122 represents reserves on certain predevelopment and transaction pursuit costs in markets the Company will no longer pursue for development opportunities and for certain projects that will no longer be pursued due to economic and market conditions. The employee severance charge of $3,560 is primarily for severance costs related to approximately a 100 person senior management and staff workforce reduction plan initiated and completed in the fourth quarter of 2001. The asset impairment and disposition charge includes a loss of $2,831 related to the disposition of the Company’s corporate aircraft, a loss of $452 on the sale of the Company’s third party landscape business discussed more fully below, impairment charges of $1,000 related to the Company’s exit from the for-sale housing business in all markets and the write-down to estimated market value of certain internet and technology investments of $1,485. At December 31, 2002, approximately $688 of these charges, primarily employee severance costs, remained as an accrued liability on the consolidated balance sheet. These amounts are expected to be paid in 2003.

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Company, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001 and included in the asset impairment charge discussed above. In the first quarter of 2002, the Company received payments representing approximately 26% of the outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $2,750 at December 31, 2002) and to remove the net assets and liabilities of the former PLG from the Company’s financial statements. No further gain or loss was recognized in 2002.

The Company also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% financed by the Company. Through the second quarter of 2002, the Company had received payments under the notes representing approximately 10% of the original outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the second quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $1,183 at December 31, 2002), record a net gain of $510 and to remove the net assets and liabilities of the former RAM from the Company’s financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

During the first quarter of 2002, the Company transferred certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC in exchange for Oxford Properties’ assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction, the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties had the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties had also agreed to employ 28 former Company and Post Construction Services employees. As a result, the Company was not responsible for costs that would have otherwise resulted from winding up the third party construction business. The Company recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties, LLC is an entity owned by former officers of the Company and by the son of the Company’s former chairman and chief executive officer. The Company’s former chairman and chief executive officer does not own any of the outstanding equity interests in Oxford Properties and does not have any management role in Oxford Properties, LLC.

In the fourth quarter of 2000, the Company recorded charges of $9,365. These charges reflect management’s decision to restrict its development activities to fewer markets, refine its development investment and for-sale housing strategies and make changes in its executive management team. Project abandonment charges totaling $4,389 related to the write off of predevelopment and pursuit costs in markets in which the Company will no longer pursue development opportunities and on certain proposed development deals not meeting management’s revised development strategy. Employee severance charges related to the termination costs of four executive positions and five staff personnel in the Company’s Dallas, Texas regional office. The asset impairment charge of $1,910 includes a charge of $1,503 related to the write off of the Company’s investment in a high speed internet provider that filed for bankruptcy protection and a charge of $407 related to the exit from the for-sale housing business in certain markets. As of December 31, 2001, all of the 2000 charges had been paid.

8. INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on the taxable income it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Company may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its undistributed taxable income.

The Company utilizes taxable REIT subsidiaries to perform such non-REIT activities as asset management, leasing and landscaping services for third parties. These taxable REIT subsidiaries are subject to federal, state and local income taxes. For the three years in the period ended December 31, 2002, the impact of these taxable REIT subsidiaries’ income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Reconciliation of net income to taxable income

As discussed in Note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income to taxable income for the years ended December 31, 2002, 2001 and 2000 is detailed below.

	2002	2001	2000
	(Estimate)	(Actual)	(Actual)

Net income	$60,746	$86,927	$100,520
Add net loss (income) of taxable REIT subsidiaries	(759)	9,491	1,279

Adjusted net income	59,987	96,418	101,799
Book/tax depreciation difference	(8,372)	(20,931)	(19,741)
Book/tax difference on gains from real estate sales	14,545	35,763	38,015
Other book/tax differences, net	(3,524)	(8,057)	(8,497)

Taxable income before allocation of taxable capital gains	62,636	103,193	111,576
Income taxable as capital gains	(34,819)	(50,364)	(38,060)

Taxable ordinary income	$27,817	$52,829	$73,516

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share were as follows for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Ordinary income	$0.93	29.9%	$1.58	51.1%	$2.10	70.3%
Capital gains	0.41	13.1%	0.55	17.8%	0.59	20.0%
Unrecaptured Section 1250 gains	0.39	12.6%	0.64	20.5%	0.29	9.6%
Return of capital	1.39	44.4%	0.33	10.6%	0.00	0.1%

	$3.12	100.0%	$3.10	100.0%	$2.98	100.0%

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2002, the net basis for federal income tax purposes taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership was higher than the net assets as reported in the Company’s consolidated financial statements by $2,204.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

9. STOCK-BASED COMPENSATION PLANS

Stock Compensation Plans

At December 31, 2002, the Company had two stock-based compensation plans, the Employee Stock Plan (the “Stock Plan”) and the Employee Stock Purchase Plan (the “ESPP”) as described below. As discussed in note 1, the Company accounts for stock based compensation under APB Opinion 25. Accordingly, no compensation cost is required to be recognized for stock options granted at the current stock price under the Stock Plan and for purchases of stock under the ESPP. For purposes of the pro forma presentation of net income and earnings per share under SFAS No. 123, as summarized in note 1, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company’s plans during 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Dividend yield	7.2%	8.4%	8.0%
Expected volatility	22.7%	15.1%	24.8%
Risk-free interest rate	2.7% to 5.3%	3.7% to 5.3%	6.7% to 6.9%
Expected option life	5 to 7 years	5 to 7 years	5 to 7 years

Employee Stock Plan

Under the Stock Plan, the Company may grant to its employees and directors options to purchase up to 6,000,000 shares of common stock. Of this amount, 550,000 shares are available for grants of restricted stock. Options granted to any key employee or officer cannot exceed 100,000 shares a year (500,000 shares if such key employee or officer is a member of the Company’s Executive Committee). The exercise price of each option may not be less than the market price on the date of grant and all options have a maximum term of ten years from the grant date.

A summary of the status of stock option activity under the Stock Plan for the years ended December 31, 2002, 2001 and 2000, is presented below.

	2002		2001		2000

		Weighted		Weighted
		Average		Average		Weighted Average
	Share	Exercise Price	Shares	Exercise Price	Share	Exercise Price

Outstanding at beginning of year	4,228,218	$36	4,271,608	$35	4,054,876	$34
Granted	18,323	24	415,529	37	740,538	38
Exercised	(15,000)	31	(262,332)	30	(334,194)	32
Forfeited	(142,048)	38	(196,587)	38	(189,612)	38

Outstanding at end of year	4,089,493	35	4,228,218	36	4,271,608	35

Options exercisable at year-end	3,464,759		2,962,245		2,413,595

Weighted-average fair value of options granted during the year	$2.13		$1.44		$4.76

At December 31, 2002, the range of exercise prices for options outstanding was $23.90 — $44.13 and the weighted-average remaining contractual life was 5 years.

In 2002 and 2001, the Company granted 15,353 and 17,566 shares of restricted stock, respectively, to company officers. The restricted shares granted in 2002 vest ratably over a three year period. The restricted shares granted in 2001 vest ratably over a five year period. For both years, the total value of the restricted share grants was initially reflected in shareholders’ equity as additional paid-in capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the vesting period. Total compensation expense relating to the restricted stock was $265 and $171 in 2002 and 2001, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

10. EMPLOYEE BENEFIT PLANS

The employees of the Company are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Company contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Company contribution, the maximum employee contribution included in the calculation is 3% of salary. Company contributions of $452, $638 and $514 were made to this plan in 2002, 2001 and 2000, respectively.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) to encourage stock ownership by eligible directors and employees. To participate in the ESPP, (i) directors must not be employed by the Company or the Operating Partnership and must have been a member of the Board of Directors for at least one month and (ii) an employee must have been employed full or part-time by the Company or the Operating Partnership for at least one month. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined.

11. COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community and six ground leases expiring in 2012, 2038, 2060, 2066, 2069 and 2074 for six separate operating communities and to office, equipment and other operating leases with terms expiring in years 2003 through 2006. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2002, are as follows:

2003	$1,363
2004	1,286
2005	1,288
2006	1,306
2007	1,328
2008 and thereafter	156,470

The Company incurred $5,223, $5,998 and $5,935 of rent expense for the years ended December 31, 2002, 2001 and 2000, respectively.

Contingencies

The Company is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on its financial condition or results or operations.

12. RELATED PARTY TRANSACTIONS

In 2002 and 2001, the Company invested in four Property LLCs accounted for under the equity method of accounting (see note 4). In 2002 and 2001, the Company recorded, before elimination of the Company’s equity interests, development fees, general construction contract billings, management fees and expense reimbursements (primarily personnel costs) of approximately $11,916 and $15,202, respectively, from these related companies. Additionally in 2002 and 2001, the Company earned interest under the construction loans to the Project LLCs totaling $4,482 and $1,024, respectively.

The Company provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 2002, 2001 and 2000, the Company received landscaping revenue of $ 775, $705 and $667, respectively, for such services. Such revenue includes reimbursement of direct and indirect expenses. Additionally, the Company provides accounting and administrative services to entities controlled by certain directors of the Company. Fees under this arrangement aggregated $25 for each of the years ended December 31, 2002, 2001 and 2000. Also, the Company was contracted to assist in the development of apartment complexes constructed by a

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

former executive and current shareholder. Fees under this arrangement were $0, $7 and $29 for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002 and 2001, the Company had outstanding loan balances to certain current and former company executives totaling $7,600 and $9,250, respectively. These loans mature ten years from the issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares on the open market. Additionally, at December 31, 2002 and 2001, the Company had outstanding additional loans to certain company executives totaling $1,140 and $1,300, respectively. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Company, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $160 is recorded as compensation expense.

13. DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2002, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the years ended December 31, 2002 and 2001, the Company recorded unrealized net losses of $8,958, net of minority interest, and $4,565, net of minority interest, respectively, on these cash flow hedges as a decrease in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. In addition, the Company recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in the statement of operations for the years ended December 31, 2002 and 2001. This charge against earnings during these years and the fair value of the interest rate cap agreements as of December 31, 2002 were not significant to the Company’s financial position or results of operations. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $5,879.

Upon the adoption of SFAS No. 133 in 2001, the Company recorded a net transition loss of $613, net of minority interest, relating to the write down of the book value of its interest rate cap agreements to their fair value. This loss was reflected as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 2001.

Subsequent to December 31, 2002, the Company entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Company’s variable rate, tax-exempt borrowings. The Company is required to maintain this interest rate exposure protection under the terms of the financing arrangements. The $2,720 cost of the arrangement will be amortized as additional expense over their five year term in accordance with SFAS No. 133.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. The fair value of fixed rate debt was approximately $928,313 (carrying value of $877,706) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2002.

In order to manage the impact of interest rate changes on earnings and cash flow, the Company entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133. At December 31, 2002, the carrying amounts related to these arrangements represented net liabilities totaling approximately $16,849 ($14,822, net of minority interest).

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

15. SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from property rental operations. Property rental operations are broken down into four segments based on the various stages in the property ownership lifecycle. These segments are described below. All other ancillary service and support operations, including the third party service businesses (see note 7), are aggregated in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of December 31, 2002. The segment information for the years ended December 31, 2001 and 2000 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2002 to discontinued operations under SFAS No. 144 (see note 5).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Development and lease up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the current or prior year and not reflected as discontinued operations (see notes 1 and 5).

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

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2002	2001	2000

Revenues
Fully stabilized communities	$256,477	$275,297	$266,465
Communities stabilized during prior year	17,535	14,946	3,538
Development and lease-up communities	39,571	25,741	14,256
Sold communities	745	19,659	52,883
Other	15,669	29,675	31,098

Consolidated revenues	$329,997	$365,318	$368,240

Contribution to Funds from Operations
Fully stabilized communities	$167,225	$186,087	$185,106
Communities stabilized during prior year	11,628	8,943	932
Development and lease-up communities	23,192	15,312	8,569
Sold communities	369	12,330	35,956
Other	—	1,065	1,354

Contribution to FFO	202,414	223,737	231,917

FFO — discontinued operations	5,885	8,796	10,733
Other operating income, net of expense	(10,651)	(20,158)	(7,857)
Depreciation on non-real estate assets	(1,985)	(2,378)	(1,962)
Minority interest in consolidated property partnerships	2,055	2,098	(511)
Interest expense	(58,436)	(51,960)	(45,332)
Amortization of deferred loan costs	(2,327)	(1,978)	(1,636)
General and administrative expense	(14,431)	(13,256)	(10,066)
Other expenses	(694)	—	—
Dividends to preferred shareholders	(11,449)	(11,768)	(11,875)

Total FFO	110,381	133,133	163,411

Depreciation on wholly-owned real estate assets	(82,918)	(70,956)	(66,283)
Depreciation on real estate assets held in unconsolidated entities	(1,103)	(67)	—
Gains on property sales — continuing operations	13,275	23,942	3,208
Minority interest of common unitholders in Operating Partnership	(4,073)	(9,153)	(10,441)
Income from discontinued operations	(5,885)	(8,796)	(10,733)
Dividends to preferred shareholders	11,449	11,768	11,875

Income from continuing operations	$41,126	$79,871	$91,037

16. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2002, 2001 and 2000 were as follows:

(a)	In 2002, 2001 and 2000, holders of 289,463, 62,523 and 12,014 Common Units in the Operating Partnership, respectively, exercised their option to convert their Common Units to shares of the Company on a one-for-one basis. The net effect of the capital allocated to the unitholders of the Operating Partnership on the dates of the offerings, the subsequent conversion of Common Units of the Operating Partnership to shares of the Company, and the adjustments to minority interest for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase Plans, decreased minority interest and increased shareholders’ equity in the amounts of $5,656, $5,194 and $320 for the years ended December 31, 2002, 2001 and 2000, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

(b)	The Operating Partnership committed to distribute $32,785, $32,741 and $33,466 for the quarters ended December 31, 2002, 2001 and 2000, respectively. As a result, the Company declared dividends of $29,018, $28,748 and $29,528 for the quarters ended December 31, 2002, 2001 and 2000, respectively. The remaining distributions from the Operating Partnership in the amount of $3,767, $3,993 and $3,938 for the quarters ended December 31, 2002, 2001 and 2000, respectively, are distributed to minority interest unitholders in the Operating Partnership.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The operating results of eight apartment communities and one commercial property classified as held for sale under SFAS No. 144 in 2002 were included in discontinued operations in the accompanying statements of operations for all periods presented, as further discussed in note 5. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which differs from the presentation of discontinued operations in the Company’s previously issued financial statements included in its quarterly reports on Form 10-Q. Quarterly financial information for the years ended December 31, 2002 and 2001, as revised to reflect the changes discussed above, was as follows:

	Year Ended December 31, 2002

	First	Second	Third	Fourth

Revenues	$81,981	$80,727	$83,952	$83,337

Income from continuing operations	21,442	7,983	7,131	4,570
Income (loss) from discontinued operations	(4,422)	17,200	(978)	7,940

Income before cumulative effect of accounting change and extraordinary item	17,020	25,183	6,153	12,510
Cumulative effect of accounting change	—	—	—	—
Extraordinary item, net of minority interest	—	(120)	—	—

Net income	17,020	25,063	6,153	12,510
Dividends to preferred shareholders	(2,862)	(2,863)	(2,862)	(2,862)

Net income available to common shareholders	$14,158	$22,200	$3,291	$9,648

Earnings per common share:
Income before accounting change and extraordinary item — basic	$0.38	$0.60	$0.09	$0.26
Income before accounting change and extraordinary item — diluted	0.38	0.60	0.09	0.26
Net income available to common shareholders — basic	0.38	0.60	0.09	0.26
Net income available to common shareholders — diluted	0.38	0.60	0.09	0.26

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

	Year Ended December 31, 2001(1)

	First	Second	Third	Fourth(2)

Revenues	$94,341	$93,776	$90,729	$86,472

Income (loss) from continuing operations	21,307	33,995	25,615	(1,046)
Income from discontinued operations	2,141	2,196	1,774	1,635

Income before cumulative effect of accounting change and extraordinary item	23,448	36,191	27,389	589
Cumulative effect of accounting change	(613)	—	—	—
Extraordinary item, net of minority interest	—	(77)	—	—

Net income	22,835	36,114	27,389	589
Dividends to preferred shareholders	(2,969)	(2,969)	(2,969)	(2,861)

Net income (loss) available to common shareholders	$19,866	$33,145	$24,420	$(2,272)

Earnings per common share:
Income (loss) before accounting change and extraordinary item — basic	$0.53	$0.86	$0.64	$(0.06)
Income (loss) before accounting change and extraordinary item — diluted	0.53	0.85	0.64	(0.06)
Net income (loss) available to common shareholders — basic	0.51	0.86	0.64	(0.06)
Net income (loss) available to common shareholders — diluted	0.51	0.85	0.64	(0.06)

(1)	The total of the four quarterly amounts for net income and earnings per share does not equal the total for the year. These differences result from the use of a weighted average to compute minority interest in the Operating Partnership and to compute the number of shares outstanding for the purpose of calculating the Company’s earnings per share.
(2)	Reflects the impact of project abandonment, employee severance and impairment charges of $17,450.

18. SUBSEQUENT EVENT

Subsequent to December 31, 2002, the Company’s board of directors elected a new chairman. The Company’s former chairman was elected chairmen emeritus and the Company’s vice-chairman relinquished his vice-chairman status. Both the former chairman and former vice-chairman will remain on the Company’s board of directors. Their change in roles from executive to non-executive status will result in the Company recording a non-cash charge in the first quarter of 2003 relating to payments provided to these individuals pursuant to their existing contractual arrangements with the Company. The Company estimates the charge will be approximately $12,000 to $14,000, plus an additional amount of up $8,000 that may be incurred as a result of the settlement of split- dollar life insurance obligations to the individuals under their contractual arrangements. These amounts represent the present value of the estimated payments and other costs to be incurred over the term of the contractual arrangements.

Post Properties, Inc.

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Post Apartment Homes, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ equity and of cash flows, present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, Post Apartment Homes, L.P. adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001.

PricewaterhouseCoopers LLP (signed)

Atlanta, Georgia

February 28, 2003

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per unit data)

	December 31,

	2002	2001

ASSETS
Real estate assets
Land	$273,058	$277,146
Building and improvements	1,976,809	1,794,658
Furniture, fixtures and equipment	246,634	212,390
Construction in progress	92,945	419,449
Investments in and advances to unconsolidated real estate entities	182,285	89,692
Land held for future development	24,879	23,658

	2,796,610	2,816,993
Less: accumulated depreciation	(426,136)	(393,014)
Assets held for sale	73,061	39,419

Total real estate assets	2,443,535	2,463,398
Cash and cash equivalents	6,390	4,803
Restricted cash	1,369	1,315
Deferred charges, net	15,584	18,203
Other assets	41,273	50,632

Total assets	$2,508,151	$2,538,351

LIABILITIES AND PARTNERS’ EQUITY
Notes payable	$1,414,555	$1,336,520
Accounts payable and accrued expenses	49,124	72,277
Dividend and distribution payable	33,252	33,208
Accrued interest payable	8,994	9,660
Security deposits and prepaid rents	8,250	9,016

Total liabilities	1,514,175	1,460,681

Commitments and contingencies
Partners’ equity
Preferred units	215,000	215,000
Common units
General partner	9,143	9,877
Limited partners	786,682	859,438
Accumulated other comprehensive income	(16,849)	(6,645)

Total partners’ equity	993,976	1,077,670

Total liabilities and partners’ equity	$2,508,151	$2,538,351

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	Year Ended December 31,

	2002	2001	2000

REVENUES
Rental	$316,484	$336,206	$335,482
Other	12,225	13,253	15,249
Interest	1,288	1,771	1,922
Third-party services	—	14,088	15,587

Total revenues	329,997	365,318	368,240

EXPENSES
Property operating and maintenance (exclusive of items shown separately below)	131,369	129,201	120,842
Depreciation	85,681	69,680	65,732
Interest	58,436	51,960	45,332
Amortization of deferred loan costs	2,327	1,978	1,636
General and administrative	14,431	13,256	10,066
Other	694	—	—
Project abandonment, employee severance and impairment charges	—	17,450	9,365
Minority interest in consolidated property partnerships	(2,055)	(2,098)	(1,695)
Third-party services	—	13,023	13,092

Total expenses	290,883	294,450	264,370

Income from continuing operations before equity in losses of unconsolidated entities and gains on property sales	39,114	70,868	103,870
Equity in losses of unconsolidated real estate entities	(1,590)	(186)	—
Gains on property sales	13,275	23,942	3,208

Income from continuing operations	50,799	94,624	107,078

Discontinued operations
Income from discontinued operations	5,885	8,796	10,733
Gains on property sales	16,570	—	—

Income from discontinued operations	22,455	8,796	10,733

Income before cumulative effect of accounting change and extraordinary items	73,254	103,420	117,811
Cumulative effect of accounting change	—	(695)	—
Extraordinary items	(136)	(88)	—

Net income	73,118	102,637	117,811
Distributions to preferred unitholders	(17,049)	(17,368)	(17,475)

Net income available to common unitholders	$56,069	$85,269	$100,336

Per common unit data — basic
Income from continuing operations (net of preferred distributions)	$0.80	$1.80	$2.01
Income from discontinued operations	0.53	0.20	0.24

Income before cumulative effect of accounting change and extraordinary items (net of preferred distributions)	1.33	2.00	2.25
Cumulative effect of accounting change	—	(0.02)	—
Extraordinary items	—	—	—

Net income available to common unitholders	$1.33	$1.98	$2.25

Weighted average common units outstanding	42,020,759	43,211,834	44,503,290

Per common unit data — diluted
Income from continuing operations (net of preferred distributions)	$0.80	$1.78	$1.99
Income from discontinued operations	0.53	0.20	0.23

Income before cumulative effect of accounting change and extraordinary items (net of preferred distributions)	1.33	1.98	2.22
Cumulative effect of accounting change	—	(0.02)	—
Extraordinary items	—	—	—
Net income available to common unitholders	$1.33	$1.96	$2.22

Weighted average common units outstanding	42,035,577	43,427,100	45,038,079

Distributions declared	$3.12	$3.12	$3.04

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, except per unit data)

		Common Units		Accumulated
				Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income	Total

Partners’ Equity, December 31, 1999	$220,000	$10,332	$1,021,010	$—	$1,251,342
Net income	17,475	1,003	99,333	—	117,811
Contributions from the Company related to dividend reinvestment and employee stock purchase plans	—	290	28,747	—	29,037
Purchase of Common Units	—	—	(28,903)	—	(28,903)
Distributions to preferred Unitholders	(17,475)	—	—	—	(17,475)
Distributions to common Unitholders	—	(1,351)	(133,760)	—	(135,111)

Partners’ Equity, December 31, 2000	$220,000	$10,274	$986,427	$—	$1,216,701
Comprehensive income
Net income	17,368	853	84,416	—	102,637
Cumulative effect of adoption of SFAS 133	—	—	—	(1,472)	(1,472)
Net change in derivative value	—	—	—	(5,173)	(5,173)

Total comprehensive income					95,992
Contributions from the Company related to dividend reinvestment and employee stock purchase plans	—	88	8,678	—	8,766
Preferred Unit repurchases	(5,000)	(1)	(99)	—	(5,100)
Purchase of Common Units	—	—	(87,547)	—	(87,547)
Distributions to preferred Unitholders	(17,368)	—	—	—	(17,368)
Distributions to common Unitholders	—	(1,339)	(132,606)	—	(133,945)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	2	169	—	171

Partners’ Equity, December 31, 2001	$215,000	$9,877	$859,438	$(6,645)	$1,077,670
Comprehensive income
Net income	17,049	561	55,508	—	73,118
Net change in derivative value	—	—	—	(10,204)	(10,204)

Total comprehensive income					62,914
Contributions from the Company related to dividend reinvestment and employee stock purchase plans	—	13	1,241	—	1,254
Distributions to preferred Unitholders	(17,049)	—	—	—	(17,049)
Distributions to common Unitholders	—	(1,311)	(129,767)	—	(131,078)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	3	262	—	265

Partners’ Equity, December 31, 2002	$215,000	$9,143	$786,682	$(16,849)	$993,976

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousand, except per unit data)

	Year Ended December 31,

	2002	2001	2000

Cash Flows From Operating Activities
Net income	$73,118	$102,637	$117,811
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on property sales — continuing operations	(13,275)	(23,942)	(3,208)
Gains on property sales — discontinuing operations	(16,570)	—	—
Equity in losses of unconsolidated real estate entities	1,590	186	—
Cumulative effect of accounting change	—	695	—
Extraordinary items	136	88	—
Depreciation	87,927	76,178	71,113
Amortization of deferred loan costs	2,327	1,978	1,636
Changes in assets, (increase) decrease in:
Restricted cash	(54)	(43)	108
Other assets	8,098	(1,626)	(8,904)
Deferred charges	(1,362)	(929)	(1,591)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(666)	(1,091)	1,591
Accounts payable and accrued expenses	(20,740)	7,824	6,133
Security deposits and prepaid rents	(766)	(391)	384

Net cash provided by operating activities	119,763	161,564	185,073

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(150,792)	(220,297)	(362,981)
Net proceeds from property sales	182,216	220,122	157,265
Capitalized interest	(13,223)	(22,124)	(25,426)
Recurring capital expenditures	(9,381)	(10,441)	(9,157)
Corporate additions and improvements	(1,100)	(3,021)	(3,441)
Non-recurring capital expenditures	(3,441)	(2,535)	(5,576)
Revenue generating capital expenditures	(2,035)	(4,226)	(6,670)
Investments in and advances to unconsolidated entities	(51,065)	(8,691)	—

Net cash used in investing activities	(48,821)	(51,213)	(255,986)

Cash Flows From Financing Activities
Proceeds from notes payable	95,500	50,000	440,001
Payments on notes payable	(47,632)	(70,066)	(56,774)
Lines of credit proceeds (repayments), net	30,167	143,277	(159,501)
Payment of financing costs	(561)	(300)	(3,128)
Purchase of Preferred Units	—	(5,100)	—
Purchase of Common Units	—	(87,547)	(24,912)
Proceeds from dividend reinvestment and employee stock purchase plans	1,254	8,766	26,754
Distributions to preferred unitholders	(17,049)	(17,368)	(17,475)
Distributions to common unitholders	(131,034)	(134,669)	(132,463)

Net cash provided by (used in) financing activities	(69,355)	(113,007)	72,502

Net increase (decrease) in cash and cash equivalents	1,587	(2,656)	1,589
Cash and cash equivalents, beginning of period	4,803	7,459	5,870

Cash and cash equivalents, end of period	$6,390	$4,803	$7,459

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)
________________________________________________________________________________

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization

Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership, and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. Post Properties, Inc. (the “Company”) through its wholly owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, through its operating divisions and subsidiaries conducts substantially all of the on-going operations of Post Properties, Inc., a publicly traded company which operates as a self-administered and self-managed real estate investment trust.

At December 31, 2002, the Company owned 88.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 63.6% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 87.9%, 88.1% and 88.3% for the years ended December 31, 2002, 2001 and 2000 respectively. Common Units held by persons (including certain Company directors) other than the Company represented a 11.5% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At December 31, 2002, the Operating Partnership owns 30,317 apartment units in 84 apartment communities, including 1,377 apartment units currently under development and lease-up in five apartment communities and an addition to an existing community. At December 31, 2002, approximately 52.1%, 18.7% and 7.3% (on a unit basis) of the Company’s communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

Under the provisions of the limited partnership agreement, as amended, Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Code.

Basis of presentation

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership. The Operating Partnership’s investments in non-majority owned entities in which it does not exercise unilateral control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for on the equity method of accounting. Accordingly, the Operating Partnership’s share of the net earnings or losses of these entities is included in consolidated net income. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain items in the 2001 and 2000 consolidated financial statements were reclassified for comparative purposes with the 2002 consolidated financial statements.

Cost capitalization

The Operating Partnership capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment communities, the enhancement of the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized. The Operating Partnership expenses as incurred all interior and exterior painting of communities.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

For communities under development, the Operating Partnership capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest is capitalized to projects under development based upon the weighted average cumulative project costs for each period multiplied by the Operating Partnership’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Operating Partnership’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2002, 2001 and 2000 were 7.55%, 7.41% and 6.80%, respectively. The weighted average borrowing costs used by the Operating Partnership for interest capitalization generally increases as the Operating Partnership’s variable rate unsecured debt decreases and decreases as the Operating Partnership’s variable rate unsecured debt increases. Internal personnel and associated costs are capitalized to projects under development based upon the effort identifiable with such projects. The Operating Partnership treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Operating Partnership ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Operating Partnership expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such communities.

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements — 20-40 years; furniture, fixtures and equipment — 5 — 10 years).

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Operating Partnership’s internal investment committee and after an actual program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Effective January 1, 2002 (through the implementation of SFAS No. 144), the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. The income (loss) from discontinued operations includes the revenues and expenses including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unencumbered assets to unsecured debt multiplied by the weighted average interest rate on the Operating Partnership’s unsecured debt for the period and further multiplied by the average book value of the assets sold. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale in 2002. Additionally, gains and losses on assets designated as held for sale in 2002 are classified as part of discontinued operations.

In years prior to 2002, real estate assets held for sale were stated separately on the consolidated balance sheet in a manner consistent with approach discussed above. However, the operating results and gains or losses on the sale of

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

such assets were included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable between years.

Revenue recognition

Residential properties are leased under operating leases with terms of generally one year or less. Rental income is recognized when earned, which is not materially different from revenue recognition on a straight-line basis.

Stock-based compensation

Through December 31, 2002, the Operating Partnership accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”. Under APB Opinion 25, compensation expense was generally not recognized for stock options granted at the Company’s current stock price on the grant date. In addition to the information summarized below, the Operating Partnership provides the additional disclosures relating to the impact of Company stock options prescribed by SFAS No. 123, “Accounting for Stock-based Compensation,” as amended, in note 9 to these consolidated financial statements.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results. Effective January 1, 2003, the Operating Partnership intends to voluntarily change to the fair value method of accounting under SFAS No. 123 using the prospective method prescribed in SFAS No. 148. The Operating Partnership estimates the impact of this change on its projected 2003 results of operations to be a reduction of earnings per common unit of approximately $0.01.

The following table reflects the effect on the Operating Partnership’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for each year.

	2002	2001	2000

Net income available to common unitholders
As reported	$56,069	$85,269	$100,336
Stock based compensation determined under the fair value method	(568)	(1,287)	(2,182)

Pro forma	$55,501	$83,982	$98,154

Net income per common unit — basic
As reported	$1.33	$1.98	$2.25
Pro forma	$1.32	$1.94	$2.21
Net income per common unit — diluted
As reported	$1.33	$1.96	$2.22
Pro forma	$1.32	$1.93	$2.17

Accounting for derivative financial instruments

Effective January 1, 2001, the Operating Partnership accounts for derivative financial instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative and Hedging Activities”.

The Operating Partnership uses derivative financial instruments, interest rate swap and interest rate cap arrangements, to manage or hedge its exposure to interest rate changes. The Operating Partnership designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS 133, as amended, derivative instruments qualifying as hedges of specific cash flows are generally recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a shareholder’s equity account, until the hedged transactions are recognized in earnings. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

Post Properties, Inc.

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

Per unit data

Basic earnings per Common Unit is computed by dividing net income by the weighted average number of Common Units outstanding during the period. Diluted earnings per Common Unit is computed by dividing net income by the weighted average number of Common Units outstanding during the period, including the dilutive effect of the potential issuance of additional Common Units if outstanding stock options were exercised and converted into common stock of the Company.

Use of estimates

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

New accounting pronouncements

In 2002 and 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Operating Partnership are discussed herein.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Operating Partnership to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Operating Partnership expects to implement this requirement of SFAS No. 145 on January 1, 2003. Upon implementation, the Operating Partnership will reclassify $136 in 2002 and $88 in 2001 from extraordinary items to expenses used to determine income from continuing operations. The Operating Partnership believes this change is not significant to the Operating Partnership’s results of operations or its financial position. The remaining provisions of SFAS No. 145 are generally not applicable to the Operating Partnership.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Operating Partnership believes the provisions of this Statement will not have a significant effect on the Operating Partnership’s results of operations or its financial position.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarifies disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The Operating Partnership has implemented the disclosure requirements of FIN No. 45 effective with these December 31, 2002 financial statements and the Operating Partnership will implement the recognition and measurement provisions effective January 1, 2003. The Operating Partnership does not expect the recognition and measurement provisions of FIN No. 45 to have a significant impact on the Operating Partnership’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Operating Partnership is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending September 30, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Operating Partnership and the Operating Partnership’s maximum exposure to loss from these entities. The Operating Partnership currently does not have any interests in variable interest entities and believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

2. DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,

	2002	2001

Deferred financing costs	$37,037	$35,817
Other	3,532	4,527

	40,569	40,344
Less: accumulated amortization	(24,985)	(22,141)

	$15,584	$18,203

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

3. NOTES PAYABLE

At December 31, 2002 and 2001, the Operating Partnership’s indebtedness consisted of the following:

					December 31,
		Interest		Maturity
Description	Payment Terms	Rate		Date (1)	2002	2001

Unsecured Notes
Senior Notes	Int	6.11% - 7.70%		2003-2010	$385,000	$360,000
Medium Term Notes	Int	6.69% - 8.12%	(2)	2004-2015	323,000	323,000
Other	Int	8.37%		2002	—	20,000

					708,000	703,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85%	(3)	2004	185,000	155,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	11,369	11,202
Other	N/A	5.00%		2021	—	2,000

					196,369	168,202

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975%	(4)	2029	101,100	102,200
Other	Prin. and Int	5.50% - 7.69%		2007-2013	194,706	127,238

					295,806	229,438

Tax Exempt Floating Rate Bonds (Secured)	Int	1.55%	(5)	2025	214,380	235,880

Total					$1,414,555	$1,336,520

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.
(3)	Represents stated rate. At December 31, 2002, the weighted average interest rate was 2.23%.
(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2002 before credit enhancements. At December 31, 2002, the Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

New debt issuances

In June 2002, the Operating Partnership issued $25,000 of unsecured notes at par. These notes bear interest at 6.11% and mature June 2007. Also in June 2002, the Operating Partnership closed a $13,500 secured mortgage loan. This loan bears interest at 6.29% and requires monthly principal and interest payments on a 25-year amortization schedule. The loan matures on October 2007.

In December 2002, the Operating Partnership closed a $57,000 mortgage loan with a life insurance company. This loan carries an interest rate of 5.5% and requires payments of interest only for the first five years. Thereafter, payments of principal and interest are required based upon a 30-year amortization schedule until the loan’s maturity in January 2013.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows (1):

2003	$103,809
2004	27,094
2005	204,402
2006	79,732
2007	112,178
Thereafter	690,971

$1,218,186

(1)	Excludes outstanding balances on lines of credit discussed below.

Unsecured lines of credit

The Operating Partnership utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing requirements. At December 31, 2002, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004. Management expects to renew this facility in 2003 with a total capacity of approximately $300,000.

The Operating Partnership also has in place an additional $125,000 line of credit facility for general corporate purposes. This line bears interest at LIBOR plus 0.90% and matures in April 2003. Management does not expect to renew this facility in April 2003 as the Operating Partnership’s financing needs have reduced consistent with the Operating Partnership’s reduced development spending.

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in February 2003. Subsequent to year end, the Cash Management Line was renewed through June 2003 with similar terms to its existing facility. At December 31, 2002, the Operating Partnership has issued letters of credit to third parties totaling $1,323 under this facility.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Interest paid

Interest paid (including capitalized amounts of $13,223, $22,124 and $25,426 for the years ended December 31, 2002, 2001 and 2000, respectively), aggregated $79,115, $82,383 and $74,419 for the years ended December 31, 2002, 2001 and 2000, respectively.

Pledged assets

The aggregate net book value at December 31, 2002 of property pledged as collateral for indebtedness amounted to approximately $497,473.

Extraordinary items

The extraordinary losses for the years ended December 31, 2002 and 2001 of $136 and $88, respectively, resulted from costs associated with the early extinguishment of indebtedness.

4. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Operating Partnership holds investments in four individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed or under development apartment community. At December 31, 2002, all of the apartment communities had commenced rental operations. The Operating Partnership holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $219,000 is being funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Operating Partnership. The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $9,070 at December 31, 2002. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs.

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	December 31,

	2002	2001

Real estate assets, net	$198,854	$115,664
Cash and other	2,330	533

Total assets	201,184	$116,197

Construction notes payable to Operating Partnership	$160,294	$77,019
Other liabilities	3,975	11,892

Total liabilities	164,269	88,911

Members’ equity	36,915	27,286

Total liabilities and members’ equity	$201,184	$116,197

Operating Partnership’s equity investment	$21,991	$12,673

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

	Year ended
	December 31,

	2002	2001

Revenues
Rental	$5,661	$136
Other	381	50

Total revenues	6,042	186

Expenses
Property operating and maintenance	4,655	416
Depreciation	3,153	192
Interest	2,778	110

Total expenses	10,586	718

Net loss	$(4,544)	$(532)

Operating Partnership’s share of net loss	$(1,590)	$(186)

The Operating Partnership has committed construction financing to the Property LLCs totaling $168,473 ($160,294 funded at December 31, 2002). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from February 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings. As of December 31, 2002, the institutional investor’s share of these notes was $104,191. Subsequent to December 31, 2002, one of the Property LLCs repaid its outstanding construction note payable to the Operating Partnership of $24,071. The note was repaid through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from member equity contributions totaling $7,132. The Operating Partnership issued a limited guarantee and indemnity to the lender regarding certain customary recourse liabilities and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse the Operating Partnership for up to its 65% share ($3,250) of this maximum potential exposure under these arrangements.

As part of the development and construction services agreements entered into between the Operating Partnership and the Property LLCs, the Operating Partnership guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $19,000). At December 31, 2002, the Operating Partnership had substantially completed three of the communities and had funded approximately $845 under the guarantee provisions of the agreements. The amounts funded were accounted for as part of the Operating Partnership’s investment in the Property LLCs. The Operating Partnership’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Operating Partnership does not currently expect to be required to fund any guarantees relating to this Property LLC. Additionally, under these agreements, the Operating Partnership is subject to project completion requirements, as defined. At December 31, 2002, the Operating Partnership had met and believes that it will meet the remaining completion date requirements and not be subject to any additional costs.

5.	REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At December 31 2002, the Operating Partnership has two apartment communities and certain tracts of land classified as held for sale. These real estate assets are classified separately in the accompanying consolidated balance sheet at $73,061, which represented the lower of cost or fair value, less costs to sell. The Operating Partnership expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, the operating results of assets designated as held for sale subsequent to January 1, 2002, are included in discontinued operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. In the year ended December 31, 2002, the Operating Partnership designated and classified eight apartment communities, one commercial property and six tracts of land as held for sale. Income from discontinued operations includes the results of operations through the earlier of the community

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

sale date (if the community was sold between January 1, 2002 and December 31, 2002) or December 31, 2002 of eight apartment communities containing 3,134 units and one commercial property designated as held for sale in 2002. The revenues and expenses of these communities for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Years ended December 31,

	2002	2001	2000

Revenues
Rental	$18,706	$31,836	$30,413
Other	719	1,279	1,179

Total revenues	19,425	33,115	31,592

Expenses
Property operating and maintenance (exclusive of item shown separately below)	7,919	11,918	10,507
Depreciation	2,246	6,431	5,381
Interest	3,375	5,970	4,971

Total expenses	13,540	24,319	20,859

Income from discontinued operations	$5,885	$8,796	$10,733

The Operating Partnership recognized net gains of $20,268 on the sale of real estate assets designated for sale in 2002, offset by reserves of $3,698 to write down to fair market value certain land parcels designated as held for sale in 2002. These sales generated net proceeds of approximately $140,823.

Under prior accounting pronouncements, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable between periods. The discussion below relates to the gains on sale of assets reported in continuing operations in the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000.

For the year ended December 31, 2002, the Operating Partnership sold two apartment communities containing 540 units and one commercial property for net proceeds of $41,393. The communities were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net gains of approximately $13,275. The gains excluded losses of $4,861 related to these assets that were written down to their estimated fair value at December 31, 2001. For the years ended December 31, 2002, 2001 and 2000, the consolidated statement of operations included net income from these properties of $369, $3,227 and $3,132, respectively. For the years ended December 31, 2001 and 2000, net income reflected above includes depreciation expense of $844 and $886, respectively. No depreciation expense was recorded in 2002.

In 2001, the Operating Partnership sold six apartment communities containing 2,799 units for net proceeds of approximately $210,443. The communities sold were located in Atlanta, Georgia, Dallas, Texas and Nashville, Tennessee. Additionally, the Operating Partnership sold land parcels in Dallas, Texas, Denver, Colorado and Charlotte, North Carolina and a commercial property in Dallas, Texas for aggregate net proceeds of $9,679. These sales resulted in net gains of approximately $16,365. For the year ended December 31, 2001, the aggregate net gain on the sale of assets of $23,942 included the impact of estimated net losses totaling $11,490 on the write down to fair value of assets designated as held for sale at December 31, 2001 and excluded realized losses totaling $19,067 related to assets written down to their estimate fair value at December 31, 2000.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

6. PARTNERS’ EQUITY

Common and Preferred Units

At December 31, 2002 and 2001, the Operating Partnership had outstanding Common Units totaling 42,031,715 and 41,975,447, respectively.

At December 31, 2002, the Operating Partnership had outstanding four separate series of cumulative redeemable preferred partnership units as more fully described below. The preferred partnership units are reflected in the accompanying financial statements at their liquidation value.

The Operating Partnership has outstanding 900,000 8.5% Series A cumulative redeemable preferred partnership units (the “Series A Preferred Units”). The Series A Preferred Units have a liquidation preference of $50.00 per unit and are redeemable at the option of the Operating Partnership on or after October 1, 2026, at a redemption price of $50.00 per unit. The Series A Preferred Units are owned by the Company.

The Operating Partnership has outstanding 2,000,000, 7.625% Series B cumulative redeemable preferred partnership units (the “Series B Preferred Units”). The Series B Preferred Units have a liquidation preference of $25.00 per unit and are redeemable at the option of the Operating Partnership on or after October 28, 2007, at a redemption price of $25.00 per unit. The Series B Preferred Units are owned by the Company.

The Operating Partnership has outstanding 2,000,000, 7.625% Series C cumulative redeemable preferred partnership units (the “Series C Preferred Units”). The Series C Preferred Units have a liquidation preference of $25.00 per unit and are redeemable at the option of the Operating Partnership on or after February 9, 2003, at a redemption price of $25.00 per unit. The Series C Preferred Units are owned by the Company.

The Operating Partnership has outstanding 2,800,000, 8% Series D cumulative redeemable preferred partnership units (the “Series D Preferred Units”). The Series D Preferred Units have a liquidation preference of $25.00 per unit and are redeemable by the Operating Partnership on or after September 3, 2004, at a redemption price of $25.00 per unit. The Series D Preferred Units are exchangeable into authorized, but unissued Series D Preferred Stock of the Company, with identical terms and preferences, on or after September 2, 2009, at the option of the holders. Under certain circumstances, as defined in the agreement, the Series D Preferred Units may be exchanged prior to September 2, 2009, at the option of the holders.

Computation of Earnings per Common Unit

For the years ended December 31, 2002, 2001 and 2000, basic and diluted earnings per Common Unit for income from continuing operations available to common unitholders before cumulative effect of accounting change and extraordinary items has been computed as follows:

	Year ended December 31, 2002

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$50,799
Less: Preferred Unit distributions	(17,049)

Basic EPS
Income from continuing operations available to common unitholders before extraordinary item	33,750	42,020,759	$0.80

Effect of dilutive securities
Stock options	—	14,818

Diluted EPS
Income from continuing operations available to common unitholders before extraordinary item + assumed conversions	$33,750	42,035,577	$0.80

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

	Year ended December 31, 2001

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$94,624
Less: Preferred Unit distributions	(17,368)

Basic EPS
Income from continuing operations available to common unitholders before cumulative effect of accounting change and extraordinary item	77,256	43,211,834	$1.80

Effect of dilutive securities
Stock options	—	215,266

Diluted EPS
Income from continuing operations available to common unitholders before cumulative effect of accounting change and extraordinary items + assumed conversions	$77,256	43,427,100	$1.78

	Year ended December 31, 2000

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$107,078
Less: Preferred Unit distributions	(17,475)

Basic EPS
Income from continuing operations available to common unitholders	89,603	44,503,290	$2.01

Effect of dilutive securities
Stock options	—	534,789

Diluted EPS
Income from continuing operations available to common unitholders + assumed conversions	$89,603	45,038,079	$1.99

7. PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND IMPAIRMENT CHARGES

The Operating Partnership recorded project impairment and abandonment, employee severance and asset impairment charges in the years ended December 31, 2001 and 2000. The charges were as follows:

	2001	2000

Project impairment and abandonment	$8,122	$4,389
Employee severance	3,560	3,066
Asset impairment	5,768	1,910

	$17,450	$9,365

In the fourth quarter of 2001, the Operating Partnership recorded charges totaling $17,450. These charges, precipitated by the sharp decline in economic and market conditions, reflect management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. The project impairment and abandonment charge of $8,122 represents reserves on certain predevelopment and transaction pursuit costs in markets the Operating Partnership will no longer pursue for development opportunities and for certain projects that will no longer be pursued due to economic and market conditions. The employee severance charge of $3,560 is primarily for severance costs related to approximately a 100 person senior management and staff workforce reduction plan initiated and completed in the fourth quarter of 2001. The asset

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

impairment and disposition charge includes a loss of $2,831 related to the disposition of the Operating Partnership’s corporate aircraft, a loss of $452 on the sale of the Operating Partnership’s third party landscape business discussed more fully below, impairment charges of $1,000 related to the Operating Partnership’s exit from the for-sale housing business in all markets and the write-down to estimated market value of certain internet and technology investments of $1,485. At December 31, 2002, approximately $688 of these charges, primarily employee severance costs, remained as an accrued liability on the consolidated balance sheet. These amounts are expected to be paid in 2003.

In the fourth quarter of 2001, the Operating Partnership sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Operating Partnership, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001 and included in the asset impairment charge discussed above. In the first quarter of 2002, the Operating Partnership received payments representing approximately 26% of the outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $2,750 at December 31, 2002) and to remove the net assets and liabilities of the former PLG from the Operating Partnership’s financial statements. No further gain or loss was recognized in 2002.

The Operating Partnership also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% financed by the Operating Partnership. Through the second quarter of 2002, the Operating Partnership had received payments under the notes representing approximately 10% of the original outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the second quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $1,183 at December 31, 2002), record a net gain of $510 and to remove the net assets and liabilities of the former RAM from the Operating Partnership’s financial statements.

During the first quarter of 2002, the Operating Partnership transferred certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC in exchange for Oxford Properties’ assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction, the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties had the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties had also agreed to employ 28 former Operating Partnership and Post Construction Services employees. As a result, the Operating Partnership was not responsible for costs that would have otherwise resulted from winding up the third party construction business. The Operating Partnership recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties, LLC is an entity owned by former officers of the Operating Partnership and by the son of the Company’s former chairman and chief executive officer. The Company’s former chairman and chief executive officer does not own any of the outstanding equity interests in Oxford Properties and does not have any management role in Oxford Properties, LLC.

In the fourth quarter of 2000, the Operating Partnership recorded charges of $9,365. These charges reflect management’s decision to restrict its development activities to fewer markets, refine its development investment and for-sale housing strategies and make changes in its executive management team. Project abandonment charges totaling $4,389 related to the write off of predevelopment and pursuit costs in markets in which the Operating Partnership will no longer pursue development opportunities and on certain proposed development deals not meeting management’s revised development strategy. Employee severance charges related to the termination costs of four executive positions and five staff personnel in the Operating Partnership’s Dallas, Texas regional office. The asset impairment charge of $1,910 includes a charge of $1,503 related to the write off of the Operating Partnership’s investment in a high speed internet provider that filed for bankruptcy protection and a charge of $407 related to the

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

exit from the for-sale housing business in certain markets. As of December 31, 2001, all of the 2000 charges had been paid.

8. INCOME TAXES

Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax returns. Accordingly, no provisions or benefit for income taxes has been made in the accompanying financial statements. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute 90% of its REIT taxable incomes, as defined in the Code, to its shareholders and satisfy certain other requirements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution requirements.

The Operating Partners utilizes taxable subsidiaries to perform such activities as asset management, leasing and landscape services for third parties. These taxable subsidiaries are subject to federal, state and local income taxes. For the three years in the period ended December 31, 2002, the impact of these taxable subsidiaries’ income taxes and their related tax attributes were not material to the accompanying consolidated financial statements

As of December 31, 2002, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership was higher that the net assets as reported in the Operating Partnership’s consolidated financial statements by $2,204.

9. STOCK-BASED COMPENSATION PLANS

Stock Compensation Plans

At December 31, 2002, the Company had two stock-based compensation plans, the Employee Stock Plan (the “Stock Plan”) and the Employee Stock Purchase Plan (the “ESPP”) as described below. As discussed in note 1, the Operating Partnership accounts for stock based compensation under APB Opinion 25. Accordingly, no compensation cost is required to be recognized for the impact of Company stock options granted at the Company’s current stock price under the Stock Plan and for purchases of stock under the ESPP. For purposes of the pro forma presentation of net income and earnings per share under SFAS No. 123, as summarized in note 1, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company’s plans during 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Dividend yield	7.2%	8.4%	8.0%
Expected volatility	22.7%	15.1%	24.8%
Risk-free interest rate	2.7% to 5.3%	3.7% to 5.3%	6.7% to 6.9%
Expected option life	5 to 7 years	5 to 7 years	5 to 7 years

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Employee Stock Plan

Under the Stock Plan, the Company may grant to its employees and directors options to purchase up to 6,000,000 shares of common stock. Of this amount, 550,000 shares are available for grants of restricted stock. Options granted to any key employee or officer cannot exceed 100,000 shares a year (500,000 shares if such key employee or officer is a member of the Company’s Executive Committee). The exercise price of each option may not be less than the market price on the date of grant and all options have a maximum term of ten years from the grant date.

A summary of the status of stock option activity under the Stock Plan as of December 31, 2002, 2001 and 2000, is presented below.

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Share	Exercise Price	Shares	Exercise Price	Share	Exercise Price

Outstanding at beginning of year	4,228,218	$36	4,271,608	$35	4,054,876	$34
Granted	18,323	24	415,529	37	740,538	38
Exercised	(15,000)	31	(262,332)	30	(334,194)	32
Forfeited	(142,048)	38	(196,587)	38	(189,612)	38

Outstanding at end of year	4,089,493	35	4,228,218	36	4,271,608	35

Options exercisable at year-end	3,464,759		2,962,245		2,413,595

Weighted-average fair value of options granted during the year	$2.13		$1.44		$4.76

At December 31, 2002, the range of exercise prices for options outstanding was $23.90 — $44.13 and the weighted-average remaining contractual life was 5 years.

In 2002 and 2001, the Company granted 15,353 and 17,566 shares of restricted stock, respectively, to company officers. The restricted shares granted in 2002 vest ratably over a three year period. The restricted shares granted in 2001 vest ratably over a five year period. For both years the total value of the restricted share grants was initially reflected in partners’ equity as additional capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the vesting period. Total compensation expense relating to the restricted stock was $265 and $171 in 2002 and 2001, respectively.

10. EMPLOYEE BENEFIT PLANS

Through a plan adopted by the Company, the employees of the Operating Partnership are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Operating Partnership contributions, if any, to this plan are based on the performance of the Company and the Operating Partnership and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Operating Partnership contribution, the maximum employee contribution included in the calculation is 3% of salary. Operating Partnership contributions of $452, $638 and $514 were made to this plan in 2002, 2001 and 2000, respectively.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) to encourage stock ownership by eligible directors and employees. To participate in the ESPP, (i) directors must not be employed by the Company or the Operating Partnership and must have been a member of the board of directors for at least one month and (ii) an employee must have been employed full or part-time by the Company or the Operating Partnership for at least one month. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

11. COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community and six ground leases expiring in 2012, 2038, 2060, 2066, 2069 and 2074 for six separate communities and to office, equipment and other operating leases with terms expiring in years 2003 through 2006. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2002, are as follows:

2003	$1,363
2004	1,286
2005	1,288
2006	1,306
2007	1,328
2008 and thereafter	156,470

The Operating Partnership incurred $5,223, $5,998 and $5,935 of rent expense for the years ended December 31, 2002, 2001 and 2000, respectively.

Contingencies

The Operating Partnership is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the consolidated balance sheets and statements of operations.

12. RELATED PARTY TRANSACTIONS

In 2002 and 2001, the Operating Partnership invested in four Property LLCs accounted for under the equity method of accounting (see note 4). In 2002 and 2001, the Operating Partnership recorded, before elimination of the Operating Partnership’s equity interests, development fees, general construction contract billings, management fees and expense reimbursements (primarily personnel costs) of approximately $11,916 and $15,202, respectively, from these related companies. Additionally in 2002 and 2001, the Operating Partnership earned interest under the construction loans to the Project LLCs totaling $4,482 and $1,024, respectively.

The Operating Partnership provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 2002, 2001 and 2000, the Operating Partnership received landscaping revenue of $775, $705 and $667, respectively for such services. Such revenue includes reimbursement of direct and indirect expenses. Additionally, the Operating Partnership provides accounting and administrative services to entities controlled by certain directors of the Company. Fees under this arrangement aggregated $25 for each of the years ended December 31, 2002, 2001 and 2000. Also, the Operating Partnership was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $0, $7 and $29 for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002 and 2001, the Operating Partnership had outstanding loan balances to certain current and former Operating Partnership executives totaling $7,600 and $9,250, respectively. These loans mature ten years from the issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Operating Partnership’s common shares on the open market. Additionally, at December 31, 2002 and 2001, the Operating Partnership had outstanding additional loans to certain Operating Partnership executives totaling $1,140 and $1,300, respectively. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Operating Partnership, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $160 is recorded as compensation expense.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

13. DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2002, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the years ended December 31, 2002 and 2001, the Operating Partnership recorded unrealized net losses of $10,204 and $6,645, respectively, on these cash flow hedges as a decrease in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. In addition, the Operating Partnership recorded the change in fair value of the ineffective component of its outstanding interest rate cap agreements in the statement of operations for the years ended December 31, 2002 and 2001. This charge against earnings during these years and the fair value of the interest rate cap agreements as of December 31, 2002 were not significant to the Operating Partnership’s financial position or results of operations. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $5,879.

Upon the adoption of SFAS No. 133 in 2001, the Operating Partnership recorded a net transition loss of $695 relating to the write down of the book value of its interest rate cap agreements to their fair value. This loss was reflected as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 2001.

Subsequent to December 31, 2002, the Operating Partnership entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings. The Operating Partnership is required to maintain this interest rate exposure protection under the terms of the financing arrangements. The $2,720 cost of the arrangement will be amortized as additional expense over their five year term in accordance with SFAS No. 133.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. The fair value of fixed rate debt was approximately $928,313 (carrying value of $877,706) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2002.

In order to manage the impact of interest rate changes on earnings and cash flow, the Operating Partnership entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133. At December 31, 2002, the carrying amounts related to these arrangements represented net liabilities totaling approximately $16,849.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from property rental operations. Property rental operations are broken down into four segments based on the various stages in the property ownership lifecycle. These segments are described below. All other ancillary service and support operations, including the third party service businesses (see note 7), are aggregated in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of December 31, 2002. The segment information for the years ended December 31, 2001 and 2000 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2002 to discontinued operations under SFAS No. 144 (see note 5).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Development and lease up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the current or prior year and not reflected as discontinued operations (see notes 1 and 5).

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

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	2002	2001	2000

Revenues
Fully stabilized communities	$256,477	$275,297	$266,465
Communities stabilized during prior year	17,535	14,946	3,538
Development and lease-up communities	39,571	25,741	14,256
Sold communities	745	19,659	52,883
Other	15,669	29,675	31,098

Consolidated revenues	$329,997	$365,318	$368,240

Contribution to Funds from Operations
Fully stabilized communities	$167,225	$186,087	$185,106
Communities stabilized during prior year	11,628	8,943	932
Development and lease-up communities	23,192	15,312	8,569
Sold communities	369	12,330	35,956
Other	—	1,065	1,354

Contribution to FFO	202,414	223,737	231,917

FFO — discontinued operations	5,885	8,796	10,733
Other operating income, net of expense	(5,051)	(14,558)	(2,257)
Depreciation on non-real estate assets	(1,985)	(2,378)	(1,962)
Minority interest in consolidated property partnerships	2,055	2,098	(511)
Interest expense	(58,436)	(51,960)	(45,332)
Amortization of deferred loan costs	(2,327)	(1,978)	(1,636)
General and administrative expense	(14,431)	(13,256)	(10,066)
Other expense	(694)	–	—
Distributions to preferred unitholders	(17,049)	(17,368)	(17,475)

Total FFO	110,381	133,133	163,411

Depreciation on wholly-owned real estate assets	(82,918)	(70,956)	(66,283)
Depreciation on real estate assets held in unconsolidated entities	(1,103)	(67)	—
Gains on property sales — continuing operations	13,275	23,942	3,208
Income from discontinued operations	(5,885)	(8,796)	(10,733)
Distributions to preferred unitholders	17,049	17,368	17,475

Income from continuing operations	$50,799	$94,624	$107,078

16. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2002, 2001 and 2000 are as follows:

The Operating Partnership committed to distribute $32,785, $32,741 and $33,466 for the quarters ended December 31, 2002, 2001 and 2000, respectively.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The operating results of eight apartment communities and one commercial property classified as held for sale under SFAS No. 144 in 2002 were included in discontinued operations in the accompanying statements of operations for all periods presented, as further discussed in note 5. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which differs from the presentation of discontinued operations in the Operating Partnership’s previously issued financial statements included in its quarterly reports on Form 10-Q.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Quarterly financial information for the years ended December 31, 2002 and 2001, as revised to reflect the changes discussed above, was as follows:

	Year Ended December 31, 2002

	First	Second	Third	Fourth

Revenues	$81,981	$80,727	$83,952	$83,337

Income from continuing operations	25,385	10,110	9,121	6,183
Income (loss) from discontinued operations	(5,027)	19,586	(1,114)	9,010

Income before cumulative effect of accounting change and extraordinary item	20,358	29,696	8,007	15,193
Cumulative effect of accounting change	—	—	—	—
Extraordinary item	—	(136)	—	—

Net income	20,358	29,560	8,007	15,193
Distributions to preferred unitholders	(4,262)	(4,263)	(4,262)	(4,262)

Net income available to common unitholders	$16,096	$25,297	$3,745	$10,931

Earnings per Common Unit:
Income before accounting change and extraordinary item — basic	$0.38	$0.60	$0.09	$0.26
Income before accounting change and extraordinary item — diluted	0.38	0.60	0.09	0.26
Net income available to common unitholders — basic	0.38	0.60	0.09	0.26
Net income available to common unitholders — diluted	0.38	0.60	0.09	0.26

	Year Ended December 31, 2001(1)

	First	Second	Third	Fourth(2)

Revenues	$94,341	$93,776	$90,729	$86,472

Income (loss) from continuing operations	25,151	39,545	30,096	(168)
Income from discontinued operations	2,426	2,489	2,015	1,866

Income before cumulative effect of accounting change and extraordinary item	27,577	42,034	32,111	1,698
Cumulative effect of accounting change	(695)	—	—	—
Extraordinary item	—	(88)	—	—

Net income	26,882	41,946	32,111	1,698
Distributions to preferred unitholders	(4,369)	(4,369)	(4,369)	(4,261)

Net income (loss) available to common unitholders	$22,513	$37,577	$27,742	$(2,563)

Earnings per Common Unit:
Income (loss) before accounting change and extraordinary item — basic	$0.53	$0.86	$0.64	$(0.06)
Income (loss) before accounting change and extraordinary item — diluted	0.53	0.86	0.64	(0.06)
Net income (loss) available to common unitholders — basic	0.51	0.86	0.64	(0.06)
Net income (loss) available to common unitholders — diluted	0.51	0.85	0.64	(0.06)

(1)	The total of the four quarterly amounts for net income and earnings per unit does not equal the total for the year. These differences result from the use of a weighted average to compute the number of units outstanding for the purpose of calculating the Operating Partnership’s earnings per unit.
(2)	Reflects the impact of project abandonment, employee severance and impairment charges of $17,450.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

18. SUBSEQUENT EVENT

Subsequent to December 31, 2002, the Company’s board of directors elected a new chairman. The Company’s former chairman was elected chairmen emeritus and the Company’s vice-chairman relinquished his vice-chairman status. Both the former chairman and former vice-chairman will remain on the Company’s board of directors. Their change in roles from executive to non-executive status will result in the Company recording a non-cash charge in the first quarter of 2003 relating to payments provided to these individuals pursuant to their existing contractual arrangements with the Company. The Company estimates the charge will be approximately $12,000 to $14,000, plus an additional amount of up $8,000 that may be incurred as a result of the settlement of split-dollar life insurance obligations to the individuals under their contractual arrangements. These amounts represent the present value of the estimated payments and other costs to be incurred over the term of the contractual arrangements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

							Gross amount at which
				Initial costs		Costs	Carried at close of period
						Capitalized
		Related			Building and	Subsequent		Building and		Accumulated	Date of	Date	Depreciable
	Description	Encumbrances		Land	Improvements	to Acquisition	Land	Improvements	Total(1)	Depreciation	Construction	Acquired	Lives Years

Georgia
Post Ashford	Apartments	$9,895	(2)	$1,906	$—	$8,659	$1,906	$8,659	$10,565	$3,887	04/86 – 06/87	06/87	5-40 Years
Post Briarcliff	Apartments	—		13,344	—	46,628	13,344	46,628	59,972	6,555	12/96	09/96	5-40 Years
Post Bridge	Apartments	12,450	(2)	868	—	12,621	869	12,620	13,489	5,984	09/84 – 12/86	09/84	5-40 Years
Post Brookhaven	Apartments	—		7,921	—	32,375	7,921	32,375	40,296	13,298	07/89 – 12/92	03/89	5-40 Years
Post Canyon	Apartments	16,845	(2)	931	—	18,809	931	18,809	19,740	8,840	04/84 – 04/86	10/81	5-40 Years
Post Chase	Apartments	15,000	(2)	1,438	—	16,671	1,438	16,671	18,109	7,398	06/85 – 04/87	06/85	5-40 Years
Post Chastain	Apartments	29,786		6,352	—	40,832	6,779	40,405	47,184	16,167	06/88 – 10/90	06/88	5-40 Years
Post Collier Hills	Apartments	—		6,487	—	25,416	7,183	24,720	31,903	6,081	10/95	06/95	5-40 Years
Post Corners	Apartments	14,760	(2)	1,473	—	15,868	1,473	15,868	17,341	7,461	08/84 – 04/86	08/84	5-40 Years
Post Court	Apartments	18,650	(2)	1,769	—	18,198	1,769	18,198	19,967	7,739	06/86 – 04/88	12/85	5-40 Years
Post Crest	Apartments	26,446		4,733	—	24,963	4,763	24,933	29,696	6,404	09/95	10/94	5-40 Years
Post Crossing	Apartments	—		3,951	—	19,845	3,951	19,845	23,796	4,751	04/94 – 08/95	11/93	5-40 Years
Post Dunwoody	Apartments	—		4,917	—	29,052	4,961	29,008	33,969	8,552	11/88	12/84 & 8/94(5)	5-40 Years
Post Gardens	Apartments	—		5,859	—	34,007	5,931	33,935	39,866	5,757	07/96	05/96	5-40 Years
Post Glen	Apartments	20,254		5,591	—	21,766	5,784	21,573	27,357	4,368	07/96	05/96	5-40 Years
Post Lane	Apartments	—		1,512	—	8,472	2,067	7,917	9,984	3,696	04/87 – 05/88	01/87	5-40 Years
Post Lenox Park	Apartments	10,996		3,132	—	11,011	3,132	11,011	14,143	2,762	03/94 – 05/95	03/94	5-40 Years
Post Lindbergh	Apartments	—		6,268	—	27,135	6,652	26,751	33,403	4,570	11/96	08/96	5-40 Years
Post Mill	Apartments	12,880	(2)	915	—	13,448	922	13,441	14,363	6,739	05/83 – 05/85	05/81	5-40 Years
Post Oak	Apartments	—		2,027	—	8,527	2,027	8,527	10,554	2,937	09/92 – 12/93	09/92	5-40 Years
Post Oglethorpe	Apartments	—		3,662	—	17,341	3,662	17,341	21,003	4,430	03/93 – 10/94	03/93	5-40 Years
Post Park(6)	Apartments	—		6,253	—	40,869	8,830	38,292	47,122	16,336	06/87 – 09/90	06/87	5-40 Years
Post Parkside	Mixed Use	—		3,402	—	20,180	3,465	20,117	23,582	2,349	02/99	12/97	5-40 Years
Post Peachtree Hills	Apartments	—		4,215	—	14,233	4,857	13,591	18,448	4,116	02/92 – 09/94	02/92 & 09/92(5)	5-40 Years
Post Renaissance(10)	Apartments	—		—	—	20,354	—	20,354	20,354	6,456	07/91 – 12/94	06/91 & 01/94(5)	5-40 Years
Post Ridge	Apartments	—		5,150	—	31,702	5,150	31,702	36,852	4,999	10/96	07/96	5-40 Years
Post Spring	Apartments	—		2,105	—	38,283	2,105	38,283	40,388	2,127	09/99	09/99	5-40 Years
Post Summit	Apartments	—		1,575	—	6,533	1,575	6,533	8,108	2,858	01/90 – 12/90	01/90	5-40 Years
Post Valley	Apartments	18,600	(2)	1,117	—	19,582	1,117	19,582	20,699	8,512	03/86 – 04/88	12/85	5-40 Years
Post Vinings	Apartments	—		4,322	—	22,238	5,668	20,892	26,560	9,049	05/88 – 09/91	05/88	5-40 Years
Post Village	Apartments
The Arbors	Apartments	—		373	—	17,533	373	17,533	17,906	7,203	04/82 – 10/83	03/82	5-40 Years
The Fountains and
The Meadows	Apartments	26,000	(2)	611	—	39,229	878	38,962	39,840	16,006	08/85 – 05/88	08/85	5-40 Years
The Gardens	Apartments	14,500	(2)	187	—	28,697	637	28,247	28,884	11,604	06/88 – 07/89	05/84	5-40 Years
The Hills	Apartments	7,000	(2)	91	—	12,879	307	12,663	12,970	5,202	05/84 – 04/86	04/83	5-40 Years

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

						Gross amount at which
			Initial costs		Costs	Carried at close of period
					Capitalized
		Related		Building and	Subsequent		Building and			Accumulated	Date of	Date	Depreciable
	Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total(1)		Depreciation	Construction	Acquired	Lives Years

Post Walk	Apartments	19,300 (2)	2,954	—	18,330	2,954	18,330	21,284		8,540	03/86 – 08/87	06/85	5-40 Years
Post Woods	Apartments	26,369	1,378	—	28,207	3,070	26,515	29,585		12,472	03/76 – 09/83	06/76	5-40 Years
Post Stratford(10)	Apartments	—	328	—	24,345	620	24,053	24,673		2,354	04/99	01/99	5-40 Years
Post Riverside	Mixed Use	—	11,130	—	108,177	12,457	106,850	119,307		12,674	07/96	01/96	5-40 Years
Texas
Addison Circle Apartment Homes By Post – Phase I	Mixed Use	27,839	2,885	41,482	8,403	3,324	49,446	52,770		9,401	10/97	10/97	5-40 Years
Addison Circle Apartment Homes By Post – Phase II	Mixed Use	49,759	3,417	1,128	84,631	4,126	85,050	89,176		11,866	10/97	10/97	5-40 Years
Addison Circle Apartment Homes By Post – Phase III	Mixed Use	13,408	752	—	21,445	931	21,266	22,197		1,694	07/99	10/99	5-40 Years
Post American Beauty Mill	Apartments	—	156	2,786	3,589	156	6,375	6,531		733	10/97	10/97	5-40 Years
Post Block 588	Apartments	—	1,278	48	21,957	1,415	21,868	23,283		1,676	10/97	10/97	5-40 Years
Post Cole’s Corner	Mixed Use	—	1,886	18,006	1,663	2,086	19,469	21,555		4,063	N/A	10/97	5-40 Years
Post Columbus Square	Mixed Use	—	4,565	24,595	767	4,565	25,362	29,927		3,460	N/A	10/97	5-40 Years
Heights of State- Thomas/Gallery	Mixed Use	—	5,455	15,559	29,206	5,812	44,408	50,220		5,207	10/97	10/97	5-40 Years
Legacy at Town Center	Apartments	—	684	—	32,828	811	32,701	33,512		1,687	03/99	03/99	5-40 Years
Post Midtown -
Phase I, II & III	Mixed Use	—	4,408	1,412	74,613	4,305	76,128	80,433		5,060	10/97	10/97	5-40 Years
Post Hackberry Creek	Apartments	—	7,269	23,579	(148)	7,269	23,431	30,700	(8)	3,895	N/A	10/97	5-40 Years
Post Town Lake/Parks	Apartments	—	2,985	19,464	2,054	2,985	21,518	24,503		4,109	N/A	10/97	5-40 Years
Post White Rock	Apartments	—	1,560	9,969	1,570	1,560	11,539	13,099		2,084	N/A	10/97	5-40 Years
Post Windhaven	Apartments	—	4,029	23,385	4,414	4,029	27,799	31,828		3,901	N/A	10/97	5-40 Years

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

						Gross amount at which
			Initial costs		Costs	Carried at close of period
					Capitalized
		Related		Building and	Subsequent		Building and		Accumulated	Date of	Date	Depreciable
	Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total(1)	Depreciation	Construction	Acquired	Lives Years

The Abbey of State-Thomas	Apartments	—	575	6,276	1,656	575	7,932	8,507	1,084	N/A	10/97	5-40 Years
The Meridian at State-Thomas	Apartments	—	1,535	11,605	868	1,535	12,473	14,008	1,985	N/A	10/97	5-40 Years
The Rice(10)	Mixed Use	—	449	13,393	21,045	449	34,438	34,887	3,463	10/97	10/97	5-40 Years
The Vineyard of Uptown	Apartments	—	1,133	8,560	240	1,113	8,800	9,933	1,179	N/A	10/97	5-40 Years
The Vintage of Uptown	Apartments	—	2,614	12,188	436	2,614	12,624	15,238	1,929	N/A	10/97	5-40 Years
West Avenue Lofts(6)(7)(10)	Mixed Use	—	—	16,490	6,623	—	23,113	23,113	1,493	09/99	09/99	5-40 Years
The Worthington of State-Thomas	Mixed Use	—	3,744	34,700	1,429	3,744	36,129	39,873	5,544	N/A	10/97	5-40 Years
Uptown Village I & II	Apartments	16,014	3,955	22,120	16,320	6,195	36,200	42,395	4,051	N/A	10/97	5-40 Years
Post Wilson Building (10)	Mixed Use	—	—	689	16,396	—	17,085	17,085	1,295	10/97	10/97	5-40 Years
Florida
Post Harbour Place I, II & III	Mixed Use	—	3,854	—	90,511	9,278	85,087	94,365	5,692	03/97(4)	01/97	5-40 Years
Post Hyde Park	Apartments	—	3,498	—	26,179	5,108	24,569	29,677	4,820	09/94	07/94	5-40 Years
Post Lake	Apartments	28,500 (2)	6,113	—	34,043	6,724	33,432	40,156	14,157	11/85 – 03/88	10/85	5-40 Years
Post Parkside (Orlando)	Mixed Use	—	2,493	—	29,475	2,493	29,475	31,968	2,983	03/99	03/99	5-40 Years
Post Rocky Point	Apartments	57,000	10,510	—	59,947	10,567	59,890	70,457	11,295	04/94 – 11/96	02/94 & 09/96(5)	5-40 Years
Post Walk at Hyde Park	Apartments	—	1,943	—	10,944	1,974	10,913	12,887	3,040	10/95 – 10/97	09/95	5-40 Years
Virginia
Post Corners at Trinity Centre	Apartments	17,935	4,404	—	23,737	4,493	23,648	28,141	5,061	06/94	06/94	5-40 Years
Post Forest	Apartments	—	8,590	—	26,105	9,106	25,589 (3)	34,695	11,796	01/89 – 12/90	03/88	5-40 Years
Washington D.C.
Post Pentagon Row(10)	Mixed Use	—	2,359	7,659	82,249	9,141	83,126	92,267	1,873	06/99	02/99	5-40 Years

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

						Gross amount at which
			Initial costs		Costs	Carried at close of period
					Capitalized
		Related		Building and	Subsequent		Building and			Accumulated	Date of	Date	Depreciable
	Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total(1)		Depreciation	Construction	Acquired	Lives Years

New York
Post Toscana	Apartments	—	15,976	—	58,525	—	74,501	74,501		—	01/02(4)	01/02	5-40 Years
Post Luminaria	Apartments	—	4,938	—	44,979	4,938	44,979	49,917		933	03/01(4)	03/01	5-40 Years
North Carolina
Uptown Place	Mixed Use	—	2,336	—	28,579	2,363	28,552	30,915		1,696	09/98	09/98	5-40 Years
Gateway I & II	Apartments	—	2,424	—	60,531	6,207	56,748	62,955		1,725	09/98	09/98	5-40 Years
Post Park at Phillips Place	Mixed Use	—	4,305	—	36,855	4,307	36,853	41,160		8,100	01/96	11/95	5-40 Years
Arizona
Roosevelt Square I – III(10)	Mixed Use	—	1,920	—	44,683	2,297	44,306	46,603		2,085	02/99	02/99	5-40 Years
Tennessee
Bennie Dillon	Mixed Use	—	—	—	8,414	—	8,414	8,414		720	07/98	07/98	5-40 Years
Colorado
Uptown Square I, II & III	Apartments	—	2,963	580	103,224	3,988	102,779	106,767		3,383	10/97	10/97	5-40 Years
Miscellaneous Investments		—	19,757	4,930	36,649	5,222	56,114	61,336	(9)	12,514			5-40 Years

Total		$510,186	$283,964	$320,603	$2,100,648	$289,353	$2,415,862	$2,705,215		$443,965

(1)	The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,219,817 at December 31, 2002, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2)	These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3)	Balance includes an allowance for the possible loss of $3,700 which was taken in prior years.
(4)	Property is under construction or initial lease-up at December 31, 2002.
(5)	Additional land was acquired for construction of a second phase.
(6)	This property was held for sale at December 31, 2002. The carrying value of the assets represents historical cost, which is lower than the fair value of the properties.
(7)	This community was sold during the first quarter of 2003.
(8)	Balance is net of a reserve of $2,055 to write down the asset to fair value.
(9)	Balance is net of reserves of $10,430 to write down certain land parcels to fair value.

(10)	The Company has a leasehold interest in the land underlying these communities.

Post Properties, Inc.

Post Apartment Homes, L.P.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2002	2001	2000

Real estate investments
Balance at beginning of year	$2,777,980	$2,827,094	$2,582,785
Improvements	121,110	211,881	380,856
Disposition of property	(193,875)	(260,995)	(136,547)

Balance at end of year	$2,705,215	$2,777,980	$2,827,094

Accumulated depreciation
Balance at beginning of year	$404,274	$357,180	$303,016
Depreciation	87,927	76,111	71,113
Accumulated depreciation on disposed property	(48,236)	(29,017)	(16,949)

Balance at end of year	$443,965 (a)	$404,274 (a)	$357,180 (a)

(a)	Accumulated depreciation on the balance sheet is net of accumulated depreciation on assets held for sale in the amounts of $17,829, $11,260 and $12,059 for the years ended December 31, 2002, 2001 and 2000, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator of the

Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan

In our opinion, the accompanying statements of net assets available for plan benefits and of changes in net assets available for plan benefits present fairly, in all material respects, the net assets of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan at December 31, 2002 and 2001 and the changes in net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia

February 28, 2003

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

	Year Ended December 31,

	2002	2001

ASSETS
Receivable from Post Apartment Homes, L.P.	$176,895	$455,119

NET ASSETS AVAILABLE FOR PLAN BENEFITS
Net assets available for plan benefits	$176,895	$455,119

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

	Year ended December 31,

	2002	2001

NET ASSETS AVAILABLE FOR PLAN BENEFITS, JANUARY 1	$455,119	$473,017
DEDUCTIONS:
Purchase of participants’ shares	(649,485)	(937,218)
Payment for payroll taxes on behalf of participants	(27,488)	(50,930)

ADDITIONS:
Participant contributions	398,749	970,250

NET ASSETS AVAILABLE FOR PLAN BENEFITS, DECEMBER 31	$176,895	$455,119

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Post Properties, Inc. (the “Company”) established the 1995 Non-Qualified Employee Stock Purchase Plan (the “Plan”) to encourage stock ownership by eligible directors and employees.

(B)	The financial statements have been prepared on the accrual basis of accounting.

(C)	All expenses incurred in the administration of the Plan are paid by the Company and are excluded from these financial statements.

NOTE 2 — THE PLAN

The Plan became effective as of January 1, 1995. Under the Plan, eligible participating employees and directors of the Company can purchase Common Stock at a discount (up to 15% as set by the Compensation Committee of the Company’s Board of Directors) from the Company through salary withholding or cash contributions. The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, nor is it intended to qualify for special tax treatment under Section 401(a) of the Internal Revenue Code.

Directors who have been a member of the Board of Directors for at least one full calendar month and full-time employees who have been employed a full calendar month are eligible to participate in the Plan. Eligible directors and employees (the “Participants”) may contribute in cash or as a specified dollar amount or percentage of their compensation to the Plan. The minimum payroll deduction for a Participant for each payroll period for purchases under the Plan is $10.00. The maximum contribution which a Participant can make for purchases under the Plan for any calendar year is $100,000. All contributions to the Plan are held in the general assets of Post Apartment Homes, L.P., the Company’s operating partnership.

Shares of the Company’s Common Stock are purchased by an investment firm semi-annually after the end of each six-month period, as defined, and credited to each Participant’s individual account. The purchase price of the Common Stock purchased pursuant to the Plan is currently equal to 85% of the closing price on either the first or last trading day of each purchase period, whichever is lower.

All Common Stock of the Company purchased by Participants pursuant to the Plan may be voted by the Participants or as directed by the Participants.

The Plan does not discriminate, in scope, terms, or operation, in favor of officers or directors of the Company and is available, subject to the eligibility rules of the Plan, to all employees of the Company on the same basis.

NOTE 3 — FEDERAL INCOME TAXES

The Plan is not subject to Federal income taxes. The difference between the fair market value of the shares acquired under the Plan, and the amount contributed by the Participants is treated as ordinary income to the Participants’ for Federal income tax purposes. Accordingly, the Company withholds all applicable taxes from the employee contributions. The fair market value of the shares is determined as of the stock purchase date.

Post Properties, Inc.

Post Apartment Homes, L.P.

3. Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

Exhibit
No.			Description

3.1(a)		—	Articles of Incorporation of the Company
3.2		—	Articles of Amendment to the Articles of Incorporation of the Company
3.3		—	Articles of Amendment to the Articles of Incorporation of the Company
3.4		—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(b)		—	Articles of Amendment to the Articles of Incorporation of the Company
3.6		—	Bylaws of the Company (as Amended and Restated as of March 22, 2003)
4.1(c)		—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(c)		—	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1		—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2		—	First Amendment to Second Amended and Restated Partnership Agreement
10.3		—	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(d)		—	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(d)		—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(b)		—	Fifth Amendment to the Second Amended and Restated Partnership Agreement
10.7(e)		—	Sixth Amendment to Amended and Restated Partnership Agreement
10.8(f)*		—	Employee Stock Plan
10.9*		—	Amendment to Employee Stock Plan
10.10*		—	Amendment No. 2 to Employee Stock Plan
10.11*		—	Amendment No. 3 to Employee Stock Plan
10.12*		—	Amendment No. 4 to Employee Stock Plan
10.13(f)	*	—	Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
10.14(f)	*	—	Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
10.15(d)	*	—	Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams dated as of June 1, 1998
10.16(d)	*	—	Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover dated as of June 1, 1998
10.17(b)	*	—	Option and Transfer Agreement among the Operating Partnership, Post Services, John A. Williams and John T. Glover
10.18(f)		—	Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
10.19		—	Form of Indemnification Agreement for officers and directors
10.20(a)	*	—	Profit Sharing Plan of the Company
10.21*		—	Amendment Number One to Profit Sharing Plan
10.22*		—	Amendment Number Two to Profit Sharing Plan
10.23*		—	Amendment Number Three to Profit Sharing Plan
10.24*		—	Amendment Number Four to Profit Sharing Plan
10.25(f)		—	Form of General Partner 1% Exchange Agreement
10.26(g)	*	—	Employee Stock Purchase Plan

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit
No.			Description

10.27*		—	Amendment to Employee Stock Purchase Plan
10.28(g)	*	—	Amended and Restated Dividend Reinvestment and Stock Purchase Plan
10.29(e)		—	Fifth Amended and Restated Credit Agreement dated as of January 1, 2001 among Post Apartment Homes, L.P., Wachovia Bank of Georgia, N.A., and the banks listed on the signature pages thereto (the “Fifth Credit Agreement”)
10.30(i)	*	—	Deferred Compensation Plan for Directors and Executive Committee Members
10.31(j)	*	—	Form of Change of Control Agreement and schedule of executive officers who have entered into such agreement
10.32(j)	*	—	Form of Change of Control Agreement and schedule of executive officers who have entered into such agreement
10.33(j)	*	—	Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and John A. Williams dated as of March 25, 2002
10.34(j)	*	—	Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and John T. Glover dated as of March 22, 2002
21.1		—	List of Subsidiaries
23.1		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-62243)
23.2		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-70689)
23.3		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 33-81772)
23.4		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-36595)
23.5		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-47399)
23.6		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 33-00020)
23.7		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-94121)
23.8		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-80427)
23.9		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-44722)
23.10		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-42884)
23.11		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-55994)
23.12		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-38725)
23.13		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-02374)
99.1		—	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
99.2		—	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 – Executive Vice President and Chief Financial Officer

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

Post Properties, Inc.

Post Apartment Homes, L.P.

(c)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.
(d)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998.
(e)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000.

(f)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company.

(g)	Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company.
(h)	Filed within the prospectus that is a part of the Registration Statement on Form S-3 (SEC File No. 333-44722), as amended, of the Company.

(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1999.
(j)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2001.

(b)	Reports on Form 8-K

           None

Post Properties, Inc.

Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
(Registrant)
March 25, 2003	By /s/ DAVID P. STOCKERT David P. Stockert, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT C. GODDARD, III Robert C. Goddard, III	Chairman of the Board and Director	March 25, 2003

/s/ DAVID P. STOCKERT David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2003

/s/ R. GREGORY FOX R. Gregory Fox	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2003

/s/ ARTHUR J. QUIRK Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 25, 2003

/s/ ROBERT L. ANDERSON Robert L. Anderson	Director	March 25, 2003

/s/ ARTHUR M. BLANK Arthur M. Blank	Director	March 25, 2003

/s/ HERSCHEL M. BLOOM Herschel M. Bloom	Director	March 25, 2003

/s/ RUSSELL R. FRENCH Russell R. French	Director	March 25, 2003

/s/ JOHN T. GLOVER John T. Glover	Director	March 25, 2003

/s/ CHARLES E. RICE Charles E. Rice	Director	March 25, 2003

/s/ L. BARRY TEAGUE L. Barry Teague	Director	March 25, 2003

/s/ RONALD DE WAAL Ronald de Waal	Director	March 25, 2003

John A. Williams	Chairman Emeritus and Director

Post Properties, Inc.

Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
By: Post G.P. Holdings, Inc., as General Partner
March 25, 2003	By /s/ DAVID P. STOCKERT David P. Stockert, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT C. GODDARD, III Robert C. Goddard, III	Chairman of the Board and Director	March 25, 2003
/s/ DAVID P. STOCKERT David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2003
/s/ R. GREGORY FOX R. Gregory Fox	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2003
/s/ ARTHUR J. QUIRK Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 25, 2003
/s/ ROBERT L. ANDERSON Robert L. Anderson	Director	March 25, 2003
/s/ ARTHUR M. BLANK Arthur M. Blank	Director	March 25, 2003
/s/ HERSCHEL M. BLOOM Herschel M. Bloom	Director	March 25, 2003
/s/ RUSSELL R. FRENCH Russell R. French	Director	March 25, 2003
/s/ JOHN T. GLOVER John T. Glover	Director	March 25, 2003
/s/ CHARLES E. RICE Charles E. Rice	Director	March 25, 2003
/s/ L. BARRY TEAGUE L. Barry Teague	Director	March 25, 2003
/s/ RONALD DE WAAL Ronald de Waal	Director	March 25, 2003
John A. Williams	Chairman Emeritus and Director

Post Properties, Inc.

Post Apartment Homes, L.P.

CERTIFICATIONS

I, David P. Stockert, certify that:

1.	I have reviewed this annual report on Form 10-K of Post Properties, Inc. and Post Apartment Homes, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

POST PROPERTIES, INC a Georgia corporation	POST APARTMENT HOMES, L.P. a Georgia limited partnership
/s/ David P. Stockert David P. Stockert President and Chief Executive Officer	By: POST GP HOLDINGS, INC., a Georgia corporation, its sole general partner /s/ David P. Stockert David P. Stockert President and Chief Executive Officer

Post Properties, Inc.

Post Apartment Homes, L.P.

I, R. Gregory Fox, certify that:

1.	I have reviewed this annual report on Form 10-K of Post Properties, Inc. and Post Apartment Homes, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

POST PROPERTIES, INC a Georgia corporation	POST APARTMENT HOMES, L.P. a Georgia limited partnership
/s/ R. Gregory Fox R. Gregory Fox Executive Vice President and Chief Financial Officer	By: POST GP HOLDINGS, INC., a Georgia corporation, its sole general partner /s/ R. Gregory Fox R. Gregory Fox Executive Vice President and Chief Financial Officer

Post Properties, Inc.

Post Apartment Homes, L.P.

Index to Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

Exhibit
No.			Description

3.1(a)		—	Articles of Incorporation of the Company
3.2		—	Articles of Amendment to the Articles of Incorporation of the Company
3.3		—	Articles of Amendment to the Articles of Incorporation of the Company
3.4		—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(b)		—	Articles of Amendment to the Articles of Incorporation of the Company
3.6		—	Bylaws of the Company (as Amended and Restated as of March 22, 2003)
4.1(c)		—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(c)		—	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1		—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2		—	First Amendment to Second Amended and Restated Partnership Agreement
10.3		—	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(d)		—	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(d)		—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(b)		—	Fifth Amendment to the Second Amended and Restated Partnership Agreement
10.7(e)		—	Sixth Amendment to Amended and Restated Partnership Agreement
10.8(f)*		—	Employee Stock Plan
10.9*		—	Amendment to Employee Stock Plan
10.10*		—	Amendment No. 2 to Employee Stock Plan
10.11*		—	Amendment No. 3 to Employee Stock Plan
10.12*		—	Amendment No. 4 to Employee Stock Plan
10.13(f)	*	—	Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
10.14(f)	*	—	Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
10.15(d)	*	—	Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams dated as of June 1, 1998
10.16(d)	*	—	Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover dated as of June 1, 1998
10.17(b)	*	—	Option and Transfer Agreement among the Operating Partnership, Post Services, John A. Williams and John T. Glover
10.18(f)		—	Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
10.19		—	Form of Indemnification Agreement for officers and directors
10.20(a)	*	—	Profit Sharing Plan of the Company
10.21*		—	Amendment Number One to Profit Sharing Plan
10.22*		—	Amendment Number Two to Profit Sharing Plan
10.23*		—	Amendment Number Three to Profit Sharing Plan
10.24*		—	Amendment Number Four to Profit Sharing Plan
10.25(f)		—	Form of General Partner 1% Exchange Agreement
10.26(g)	*	—	Employee Stock Purchase Plan

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit
No.			Description

10.27*		—	Amendment to Employee Stock Purchase Plan
10.28(g)	*	—	Amended and Restated Dividend Reinvestment and Stock Purchase Plan
10.29(e)		—	Fifth Amended and Restated Credit Agreement dated as of January 1, 2001 among Post Apartment Homes, L.P., Wachovia Bank of Georgia, N.A., and the banks listed on the signature pages thereto (the “Fifth Credit Agreement”)
10.30(i)	*	—	Deferred Compensation Plan for Directors and Executive Committee Members
10.31(j)	*	—	Form of Change of Control Agreement and schedule of executive officers who have entered into such agreement
10.32(j)	*	—	Form of Change of Control Agreement and schedule of executive officers who have entered into such agreement
10.33(j)	*	—	Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and John A. Williams dated as of March 25, 2002
10.34(j)	*	—	Master Employment Agreement between the Company, the Operating Partnership, Post Services, Inc. and John T. Glover dated as of March 22, 2002
21.1		—	List of Subsidiaries
23.1		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-62243)
23.2		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-70689)
23.3		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 33-81772)
23.4		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-36595)
23.5		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-47399)
23.6		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 33-00020)
23.7		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-94121)
23.8		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-80427)
23.9		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-44722)
23.10		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-42884)
23.11		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-3 (No. 333-55994)
23.12		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-38725)
23.13		—	Consent of PricewaterhouseCoopers LLP for Registration Statement on Form S-8 (No. 333-02374)
99.1		—	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
99.2		—	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 – Executive Vice President and Chief Financial Officer

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

Post Properties, Inc.

Post Apartment Homes, L.P.

(c)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.
(d)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998.
(e)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000.
(f)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company.
(g)	Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company.
(h)	Filed within the prospectus that is a part of the Registration Statement on Form S-3 (SEC File No. 333-44722), as amended, of the Company.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1999.
(j)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2001.

(b)	Reports on Form 8-K

           None

Post Properties, Inc.

Post Apartment Homes, L.P.