Form 10-Q
period 2003-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2003-08-14
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	[X]	No	[ ]
Post Apartment Homes, L.P.	Yes	[X]	No	[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

37,783,328 shares of common stock outstanding as of August 8, 2003 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Real estate assets
Land	$286,757	$273,058
Building and improvements	2,033,983	1,976,809
Furniture, fixtures and equipment	244,985	246,634
Construction in progress	33,784	92,945
Investments in and advances to unconsolidated real estate entities	100,356	182,285
Land held for future development	24,299	24,879

	2,724,164	2,796,610
Less: accumulated depreciation	(470,307)	(426,136)
Assets held for sale	10,705	73,061

Total real estate assets	2,264,562	2,443,535
Cash and cash equivalents	4,302	6,390
Restricted cash	1,707	1,369
Deferred charges, net	14,235	15,584
Other assets	40,126	41,273

Total assets	$2,324,932	$2,508,151

Liabilities and shareholders’ equity
Notes payable	$1,259,926	$1,414,555
Accrued interest payable	8,874	8,994
Dividend and distribution payable	19,406	33,252
Accounts payable and accrued expenses	73,504	49,124
Security deposits and prepaid rents	8,073	8,250

Total liabilities	1,369,783	1,514,175

Minority interest of preferred unitholders in Operating Partnership	70,000	70,000

Minority interest of common unitholders in Operating Partnership	78,646	90,277

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000,000 authorized:
8½% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
7 5/8% Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000,000 authorized:
39,676,204 and 39,676,204 shares issued, 37,656,778 and 37,202,290 shares outstanding at June 30, 2003 and December 31, 2002, respectively	396	396
Additional paid-in capital	899,635	940,122
Accumulated earnings	—	—
Accumulated other comprehensive income	(17,594)	(14,822)
Deferred compensation	(1,418)	(639)

	881,068	925,106
Less common stock in treasury, at cost, 2,019,426 shares and 2,473,914 shares at June 30, 2003 and December 31, 2002, respectively	(74,565)	(91,407)

Total shareholders’ equity	806,503	833,699

Total liabilities and shareholders’ equity	$2,324,932	$2,508,151

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Rental	$79,312	$77,221	$158,178	$156,009
Other	3,155	3,464	6,065	6,457
Interest	251	281	485	686

Total revenues	82,718	80,966	164,728	163,152

Expenses
Property operating and maintenance (exclusive of items shown separately below)	34,611	32,031	68,236	64,882
Depreciation	22,476	20,794	45,204	40,696
Interest	17,396	13,700	33,957	26,844
Amortization of deferred financing costs	968	569	1,756	1,123
General and administrative	3,342	3,720	6,967	7,486
Minority interest in consolidated property partnerships	(348)	(460)	(682)	(943)
Other	—	136	567	136
Severance charges	1,795	—	21,506	—
Proxy and related costs	5,231	—	5,231	—
Asset impairment charge	—	—	14,118	—

Total expenses	85,471	70,490	196,860	140,224

Income (loss) from continuing operations before equity in income (losses) of unconsolidated entities, gains on property sales and minority interest	(2,753)	10,476	(32,132)	22,928
Equity in income (losses) of unconsolidated real estate entities	8,101	(500)	7,708	(843)
Gains on property sales	—	—	—	13,275
Minority interest of preferred unitholders	(1,400)	(1,400)	(2,800)	(2,800)
Minority interest of common unitholders	(146)	(713)	3,729	(3,261)

Income (loss) from continuing operations	3,802	7,863	(23,495)	29,299

Discontinued operations
Income from discontinued operations, net of minority interest	173	1,054	792	3,358
Gains on properties held for sale and sold, net of minority interest	23,714	16,146	29,805	9,425

Income from discontinued operations	23,887	17,200	30,597	12,783

Net income	27,689	25,063	7,102	42,082
Dividends to preferred shareholders	(2,863)	(2,863)	(5,725)	(5,725)

Net income available to common shareholders	$24,826	$22,200	$1,377	$36,357

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends)	$0.02	$0.13	$(0.78)	$0.64
Income from discontinued operations	0.64	0.47	0.82	0.35

Net income available to common shareholders	$0.66	$0.60	$0.04	$0.99

Dividends declared	$0.45	$0.78	$0.90	$1.56

Weighted average common shares outstanding — basic	37,459,530	36,904,954	37,361,132	36,890,139

Weighted average common shares and units outstanding — basic	42,066,025	42,023,842	42,057,716	42,009,027

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends)	$0.02	$0.13	$(0.78)	$0.63
Income from discontinued operations	0.64	0.47	0.82	0.35

Net income available to common shareholders	$0.66	$0.60	$0.04	$0.98

Dividends declared	$0.45	$0.78	$0.90	$1.56

Weighted average common shares outstanding — diluted	37,467,388	36,981,334	37,361,902	36,975,168

Weighted average common shares and units outstanding — diluted	42,073,883	42,100,222	42,058,486	42,094,056

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2002	$49	$396	$940,122	$—	$(14,822)	$(639)	$(91,407)	$833,699
Comprehensive income
Net income	—	—	—	7,102	—	—	—	7,102
Net change in derivative value, net of minority interest	—	—	—	—	(2,772)	—	—	(2,772)

Total comprehensive income								4,330
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	—	—	(14,990)	—	—	—	15,256	266
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	7,234	—	—	—	—	7,234
Stock-based compensation	—	—	120	—	—	—	—	120
Restricted stock issuances, net of forfeitures	—	—	(480)	—	—	(1,106)	1,586	—
Amortization of deferred compensation	—	—	—	—	—	327	—	327
Dividends to preferred shareholders	—	—	—	(5,725)	—	—	—	(5,725)
Dividends to common shareholders	—	—	(32,371)	(1,377)	—	—	—	(33,748)

Shareholders’ Equity and Accumulated Earnings, June 30, 2003	$49	$396	$899,635	$—	$(17,594)	$(1,418)	$(74,565)	$806,503

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2003	2002

Cash Flows From Operating Activities
Net income	$7,102	$42,082
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on property sales — continuing operations	—	(13,275)
Gains on properties held for sale and sold — discontinued operations, net of minority interest	(29,805)	(9,425)
Asset impairment charge	14,118	—
Minority interest of preferred unitholders in Operating Partnership	2,800	2,800
Minority interest of common unitholders in Operating Partnership	(3,729)	3,261
Minority interest in discontinued operations	99	467
Equity in losses (income) of unconsolidated entities	(7,708)	843
Stock-based compensation	120	—
Depreciation	46,114	42,549
Amortization of deferred financing costs	1,756	1,123
Changes in assets, (increase) decrease in:
Restricted cash	(338)	192
Other assets	1,540	(250)
Deferred charges	(1,463)	(1,629)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(120)	(762)
Accounts payable and accrued expenses	23,313	(5,390)
Security deposits and prepaid rents	(177)	(440)

Net cash provided by operating activities	53,622	62,146

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(18,939)	(87,597)
Net proceeds from property sales	98,711	140,368
Capitalized interest	(3,113)	(8,540)
Recurring capital expenditures	(3,986)	(4,731)
Corporate additions and improvements	(339)	(548)
Non-recurring capital expenditures	(2,176)	(1,264)
Revenue generating capital expenditures	(732)	(966)
Distributions from (investment in and advances to) unconsolidated entities	89,471	(22,821)

Net cash provided by investing activities	158,897	13,901

Cash Flows From Financing Activities
Payment of financing costs	—	(150)
Proceeds from notes payable	—	38,500
Payments on notes payable	(1,278)	(21,854)
Lines of credit proceeds (repayments), net	(153,351)	(14,849)
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	266	1,025
Distributions to preferred unitholders	(2,800)	(2,800)
Distributions to common unitholders	(5,896)	(7,986)
Dividends paid to preferred shareholders	(5,725)	(5,725)
Dividends paid to common shareholders	(45,823)	(57,484)

Net cash used in financing activities	(214,607)	(71,323)

Net increase (decrease) in cash and cash equivalents	(2,088)	4,724
Cash and cash equivalents, beginning of period	6,390	4,803

Cash and cash equivalents, end of period	$4,302	$9,527

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company owns 28,917 apartment units in 78 apartment communities, including 468 apartment units in two apartment communities under development and lease-up. At June 30, 2003, approximately 51.9%, 19.6% and 7.7% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

As of June 30, 2003, the Company had outstanding 37,656,778 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing an 89.5% ownership interest in the Operating Partnership. Common Units held by persons (including three directors of the Company) other than the Company totaled 4,430,328 as of June 30, 2003 and represented a 10.5% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 89.0% and 87.8% for the three months and 88.8% and 87.8% for the six months ended June 30, 2003 and 2002, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the current year’s financial statement presentation.

Stock-based Compensation

On January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method on reported results. In prior periods, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption prescribed by SFAS No. 123 and SFAS No. 148, the Company will reflect as an expense each period the estimated cost of stock-based compensation, calculated under the Black-Scholes option pricing model for stock options, for all stock-based compensation granted after January 1, 2003. For stock-based compensation granted prior to December 31, 2002, compensation expense was generally not recognized for stock options granted at the Company’s current stock price on the grant date. As a result, the Company’s general and administrative expenses may not be comparable between periods. For the three and six months ended June 30, 2003, general and administrative expenses included compensation expense of $67 and $106, respectively, recognized under the fair value method.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table reflects the effect on the Company’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for each period.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income available to common shareholders
As reported	$24,826	$22,200	$1,377	$36,357
Stock-based compensation included in net income as reported, net of minority interest	67	—	106	—
Stock-based compensation determined under the fair value method for all awards, net of minority interest	(88)	(127)	(182)	(301)

Pro forma	$24,805	$22,073	$1,301	$36,056

Net income per common share — basic
As reported	$0.66	$0.60	$0.04	$0.99
Pro forma	$0.66	$0.60	$0.03	$0.98
Net income per common share — diluted
As reported	$0.66	$0.60	$0.04	$0.98
Pro forma	$0.66	$0.60	$0.03	$0.98

New Accounting Pronouncements

In 2002 and 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Company are discussed below.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company adopted the requirements of SFAS No. 145 on January 1, 2003. The implementation of the statement had no impact on the Company’s results of operations or financial position in the three and six months ended June 30, 2003. In the second quarter of 2003, the Company reclassified $120, net of minority interest, of extraordinary items recorded in the second quarter of 2002 from its prior period presentation as extraordinary items to operating expenses used in the determination of income from continuing operations. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this Statement did not have a significant effect on the Company’s results of operations or its financial position.

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarifies disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The Company has implemented the disclosure requirements of FIN No. 45 effective with its December 31, 2002 financial statements and adopted the recognition and measurement provisions effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a significant impact on the Company’s financial position or results of operations.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending September 30, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Company and the Company’s maximum exposure to loss from these entities. The Company is evaluating its investments in unconsolidated real estate entities to determine whether they fall within the definition of variable interest entities. The Company believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first quarterly period beginning after June 15, 2003. The Company has not entered into any transactions involving financial instruments impacted by SFAS No. 150 and believes that the implementation of SFAS No. 150 in the third quarter of 2003 will not have a significant effect on the Company’s financial position or results of operations.

2.	NOTES PAYABLE

At June 30, 2003 and December 31, 2002, the Company’s indebtedness consisted of the following:

	Payment			Maturity	June 30,	December 31,
Description	Terms	Interest Rate		Date (1)	2003	2002

Unsecured Notes
Senior Notes	Int	6.11% - 7.70%		2003-2010	$385,000	$385,000
Medium Term Notes	Int	6.69% - 8.12	%(2)	2004-2015	323,000	323,000

					708,000	708,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85	%(3)	2004	30,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	13,017	11,369

					43,017	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975	%(4)	2029	101,100	101,100
Other	Prin. and Int	5.50% - 7.69%		2007-2013	193,429	194,706

					294,529	295,806

Tax Exempt Floating Rate Bonds (Secured)	Int	1.00	%(5)	2025	214,380	214,380

Total					$1,259,926	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At June 30, 2003, the average interest rate was 2.11%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at June 30, 2003 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

Remainder of 2003	$102,531
2004	27,094
2005	204,402
2006	79,732
2007	112,178
Thereafter	690,972

$1,216,909

(1)    Excludes outstanding balances on lines of credit of $43,017 discussed below.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Unsecured Lines of Credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing needs. At June 30, 2003, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004, however, management expects to renew this facility later in 2003.

In July 2003, the Company’s unsecured debt rating was downgraded from Baa2 to Baa3 by Moody’s Investor Services, resulting in a split unsecured debt rating (Standard & Poor’s rates the Company’s unsecured debt at BBB). Under the terms of the credit agreement, the interest rate on the revolver will remain at LIBOR plus 0.85% as the interest rate is based on the higher of the Company’s unsecured debt ratings. If Standard & Poor’s were to lower its unsecured debt ratings one level, the interest rate on Revolver borrowings would increase to LIBOR plus 1.10%.

Through April 2003, the Company also had in place an additional $125,000 line of credit facility for general corporate purposes. This line matured in April 2003 and was not renewed.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in April 2004. Management expects to renew this facility at its maturity. At June 30, 2003, there were letters of credit to third parties totaling $963.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2003, the Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed apartment community. The Company holds a 35% equity interest in the Property LLCs. At June 30, 2003, two of the apartment communities had achieved stabilized occupancy and one apartment community was in initial lease-up. The total estimated development cost of the apartment communities was funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company. In June 2003, the underlying apartment community held by a fourth Property LLC was sold. The financial information below reflects the gain on property sale and the operating results of this Property LLC through the sale date. The Company recognized its allocable share of the gain from the property sale which was approximately $8,395 in its second quarter operating results. The $8,395 gain is included in the Company’s share of net income (loss) shown in the table below.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,727 at June 30, 2003. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Property LLCs.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	June 30,	December 31,
	2003	2002

Real estate assets, net	$128,924	$198,854
Cash and other	3,324	2,330

Total assets	$132,248	$201,184

Mortgage notes payable	$16,906	$—
Construction notes payable to Company (1)	83,155	160,294
Other liabilities	2,335	3,975

Total liabilities	102,396	164,269
Members’ equity	29,852	36,915

Total liabilities and members’ equity	$132,248	$201,184

Company’s equity investment	$17,201	$21,991

Company’s share of mortgage and construction notes payable	$35,022	$56,103

(1)	All of the Company’s construction financing to these unconsolidated real estate entities is included in the Company’s outstanding debt and real estate assets. At June 30, 2003 and December 31, 2002, the venture partner’s share of the construction loans was $54,051 and $104,191, respectively.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Rental	$3,360	$850	$6,606	$1,181
Other	149	89	288	161

Total revenues	3,509	939	6,894	1,342

Expenses
Property operating and maintenance (exclusive of items shown separately below)	1,970	1,050	3,989	1,778
Depreciation	1,257	745	2,590	1,141
Interest	1,121	574	2,278	833

Total expenses	4,348	2,369	8,857	3,752

Gain on property sale	26,179	—	26,179	—

Net income (loss)	$25,340	$(1,430)	$24,216	$(2,410)

Company’s share of net income (loss)	$8,101	$(500)	$7,708	$(843)

The operating results for the Property LLCs, summarized in the financial information above, included the revenues and expenses of the community sold through its sale date. Total revenues for this community were $1,277 and $303 for the three months ended June 30, 2003 and 2002, respectively, and $2,871 and $319 for the six months ended June 30, 2003 and 2002, respectively. Total expenses were $1,380 and $991 for the three months ended June 30, 2003 and 2002, respectively, and $3,059 and $1,172 for the six months ended June 30, 2003 and 2002, respectively.

The Company has committed construction financing to two Property LLCs totaling $85,491 ($83,155 funded at June 30, 2003). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from September 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings. In the first quarter of 2003, one of the Property LLCs repaid its outstanding construction note payable to the Company of $24,071 through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from additional member equity contributions. The mortgage note bears interest at 4.28%, requires monthly principal and interest payments based on a 30-year amortization schedule and matures in March 2008. The Company issued a limited guarantee and indemnity to the lender regarding certain customary recourse liabilities and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse the Company for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As part of the development and construction services agreements entered into between the Company and the Property LLCs, the Company guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits. The Company’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Company does not currently expect to be required to fund any guarantees relating to the Property LLC. Additionally, under theses agreements, the Company is subject to project completion date requirements, as defined. At June 30, 2003, the Company had met its remaining completion date requirements and will not be subject to any additional costs.

4.	REAL ESTATE ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At June 30, 2003, the Company had classified multiple tracts of land as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $10,705, which represents the lower of cost or fair value less costs to sell. The Company expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of real estate assets designated and classified as held for sale after January 1, 2002 are included in discontinued operations. All subsequent gains or additional losses on the sale of these assets are also included in discontinued operations. Additionally under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.

For the three months ended June 30, 2003, income from discontinued operations included the results of operations, through the earlier of community sale date (if the community was sold between April 1, 2003 and June 30, 2003) or June 30, 2003, of one apartment community containing 770 units that was classified as held for sale at December 31, 2002. For the six months ended June 30, 2003, income from discontinued operations included the results of operations, through the earlier of the community sale date (if the community was sold between January 1, 2003 and June 30, 2003) or June 30, 2003 of two apartment communities containing 1,009 units that were classified as held for sale at December 31, 2002. For the three and six months ended June 30, 2002, income from discontinued operations included the results of operations of eight apartment communities containing 3,134 units and one commercial property through the earlier of the community sale date or the end of the period.

The revenues and expenses of these communities for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Rental	$917	$4,580	$3,087	$12,242
Other	18	212	89	476

Total revenues	935	4,792	3,176	12,718

Expenses
Property operating and maintenance (exclusive of items shown separately below)	345	2,188	1,150	5,242
Depreciation	—	591	—	1,455
Interest	396	813	1,135	2,196

Total expenses	741	3,592	2,285	8,893

Income from discontinued operations (before minority interest)	$194	$1,200	$891	$3,825

For the three months ended June 30, 2003, the Company recognized net gains from discontinued operations of $26,936 ($23,987 net of minority interest), on the sale of one community, containing 770 apartment units, reduced by losses of $306 ($273 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels classified as held for sale. For the six months ended June 30, 2003, the Company recognized net gains from discontinued operations of $34,917 ($31,059 net of minority interest) on the sale of two communities containing 1,009 units, reduced by losses of $1,413 ($1,254 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value less costs to sell certain other land parcels classified as held for sale.

For the three months ended June 30, 2002, the Company recognized net gains of $18,385 ($16,146 net of minority interest) on the sale of four apartment communities, containing 1,450 apartment units, and one commercial property. For the six months ended June 30, 2002, these gains were reduced by losses of $7,652 ($6,731 net of minority interest) to reduce the carrying value of such assets designated as held for sale to their fair value sell costs to sell.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

In the first quarter of 2003, the Company recorded an impairment loss of $14,118, under the provisions of SFAS No. 144, to write-down the cost of an apartment community, located in Phoenix, Arizona, to its estimated fair value, based upon a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. This community was not classified as held for sale at June 30, 2003 as the Company’s internal investment committee had not approved the sale of the community and no program was initiated to actively sell the community. Subsequent to June 30, 2003, this community has been classified as held for sale as the Company’s investment committee approved the sale and the Company began actively marketing it for sale.

Under prior accounting pronouncements, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operation and gains on property sales may not be comparable between periods. The discussion below relates to the gains on property sales reported in continuing operations in the consolidated statements of operations for the six months ended June 30, 2002.

In the first quarter of 2002, the Company sold two apartment communities containing 540 units and one commercial property for net proceeds of approximately $41,393. These sales resulted in net gains of approximately $13,275. For the six months ended June 30, 2002, the consolidated statement of operations includes net income of $366 from these two communities and one commercial property prior to their sale dates.

5.	EARNINGS PER SHARE

For the three and six months ended June 30, 2003 and 2002, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended		Six months ended
	June 30,		June 30

	2003	2002	2003	2002

Income (loss) from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$3,802	$7,863	$(23,495)	$29,299
Less: Preferred stock dividends	(2,863)	(2,863)	(5,725)	(5,725)

Income (loss) from continuing operations available to common shareholders	$939	$5,000	$(29,220)	$23,574

Common shares (denominator):
Weighted average shares outstanding — basic	37,459,530	36,904,954	37,361,132	36,890,139
Incremental shares from assumed conversion of stock options	7,858	76,380	770	85,029

Weighted average shares outstanding — diluted	37,467,388	36,981,334	37,361,902	36,975,168

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2003 and 2002, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. The Company recorded unrealized net losses of $1,804, net of minority interest and $4,657, net of minority interest, for the three months ended June 30, 2003 and 2002 respectively, and net losses of $1,632, net of minority interest, and $2,724, net of minority interest, for the six months ended June 30, 2003 and 2002, respectively, on these cash flow hedges as an increase in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $6,198.

In the first quarter of 2003, the Company entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Company’s variable rate, tax exempt borrowings. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At June 30, 2003, the difference of $1,140, net of minority interest, between the amortized costs of the interest rate cap arrangements of $2,720 and their fair value of $1,436 is included in accumulated other comprehensive income, a shareholders’ equity account. The $2,720 cost of the arrangements is being amortized as additional expense over their five-year term in accordance with SFAS No. 133, as amended.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Comprehensive income for the three and six months ended June 30, 2003 totaled $25,346 and $4,330 respectively, as summarized on the consolidated statement of shareholders’ equity and accumulated earnings. Comprehensive income for the three months ended June 30, 2002 totaled $20,405 and consisted of net income of $25,062 plus the net change in the value of the derivatives discussed above of ($4,657). Comprehensive income for the six months ended June 30, 2002 totaled $39,358 and consisted of net income of $42,082 plus the net change in the value of the derivatives discussed above of $2,724.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information.

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2002 — communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the prior year and not reflected as discontinued operations (see note 4).

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and property NOI together with a reconciliation of segment contribution to property NOI income from continuing operations. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Fully stabilized communities	$64,541	$66,945	$129,487	$135,050
Communities stabilized during 2002	8,790	6,709	17,577	12,932
Development and lease-up communities	3,918	1,744	7,332	3,465
Sold communities	—	9	—	745
Other	5,218	5,278	9,847	10,274
Interest income	251	281	485	686

Consolidated revenues	$82,718	$80,966	$164,728	$163,152

Contribution to NOI
Fully stabilized communities	$40,578	$43,439	$82,371	$88,330
Communities stabilized during 2002	5,593	3,595	11,235	6,984
Development and lease-up communities	2,034	935	3,728	1,888
Sold communities	—	3	—	369
Other	(349)	682	(1,327)	13

Consolidated net operating income	47,856	48,654	96,007	97,584

Interest income	251	281	485	686
Minority interest in consolidated property partnerships	348	460	682	943
Gains on property sales	—	—	—	13,275
Depreciation	(22,476)	(20,794)	(45,204)	(40,696)
Interest	(17,396)	(13,700)	(33,957)	(26,844)
Amortization of deferred loan costs	(968)	(569)	(1,756)	(1,123)
General and administrative	(3,342)	(3,720)	(6,967)	(7,486)
Other expenses	—	(136)	(567)	(136)
Severance charges	(1,795)	—	(21,506)	—
Asset impairment charge	—	—	(14,118)	—
Proxy and related costs	(5,231)	—	(5,231)	—
Equity in losses of unconsolidated real estate entities	8,101	(500)	7,708	(843)
Minority interest of preferred unitholders	(1,400)	(1,400)	(2,800)	(2,800)
Minority interest of common unitholders	(146)	(713)	3,729	(3,261)

Income (loss) from continuing operations	$3,802	$7,863	$(23,495)	$29,299

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.	SEVERANCE, PROXY AND ASSET IMPAIRMENT CHARGES

In the second quarter of 2003, the Company recorded severance charges of $1,795 ($1,598 net of minority interest) relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. In addition, the Company recorded the actual and estimated costs associated with the recently concluded proxy contest of $5,231 ($4,658 net of minority interest). In the first quarter of 2003, the Company recorded severance charges of $19,712 ($17,467 net of minority interest) relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors, and a $14,118 ($12,510 net of minority interest) asset impairment charge, under the provisions of SFAS No. 144, to write-down the cost of an apartment community, located in Phoenix, Arizona, to its estimated fair value less the cost to sell.

The severance charges recorded in the second quarter of 2003 represented the aggregate amount of the estimated payments and benefits to be made to the departing executive officers. The severance charges recorded in the first quarter of 2003 consisted of a $13,994 charge representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements and a $5,718 charge representing the discounted present value of estimated net costs that may be incurred by the Company as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment contracts. The estimated charge for the settlement of the split-dollar life insurance obligations may change based upon a final legal determination regarding these insurance contracts and a final settlement among the parties.

As discussed above, the Company recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the six months ended June 30, 2003:

Aggregate severance charges	$21,506
Payments for period	(938)
Interest accretion	354

Accrued severance charges at June 30, 2003	$20,922

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives employment contracts (10 to 13 years).

Proxy and related costs of $5,231 represent the actual and estimated legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman and current chairman emeritus of the board of directors. Additionally, the $5,231 amount includes the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits are expected to be settled subsequent to June 30, 2003. Through June 30, 2003, proxy and related costs paid totaled $3,181. The remaining accrued proxy and related charges of $2,050 are expected to be paid in the third quarter of 2003.

The asset impairment charge relating to the Company’s Phoenix, Arizona apartment community was based upon a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. This determination was based on the views of the Company’s new chairman and current chief executive officer resulting from a review of the Company’s apartment communities during the first quarter of 2003. This community was not classified as held for sale at June 30, 2003 as the Company’s internal investment committee had not approved the sale of the community and no program was initiated to actively sell the community. Subsequent to June 30, 2003, this community has been classified as held for sale as the Company’s investment committee approved the sale and the Company began actively marketing it for sale.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2003 and 2002 were as follows:

During the six months ended June 30, 2003, the Company’s derivative financial instruments (see note 6) decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholders’ equity of $2,772, net of minority interest. During the six months ended June 30, 2002, the Company’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $2,724, net of minority interest.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

During the six months ended June 30, 2003, holders of 399,097 units in the Operating partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $7,234 and $104 for the six months ended June 30, 2003 and 2002, respectively.

10.	STOCK-BASED COMPENSATION PLAN

During the six months ended June 30, 2003, the Company granted 42,990 shares of restricted stock to company officers. The restricted shares vest ratably over periods ranging from three to eight years. The total value of the restricted share grants, net of forfeitures, of $1,106 was initially reflected in shareholders’ equity as additional paid in capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

11.	LEGAL PROCEEDINGS

On April 7, 2003, John A. Williams, chairman emeritus of the board, withdrew a complaint for injunctive relief and damages filed on March 21, 2003. As a result, the temporary restraining order issued by the Superior Court of Cobb County, Georgia in connection with the complaint also has been withdrawn. The board of directors was to have voted on a number of resolutions that would have restricted Mr. Williams with respect to certain company matters, including restrictions on access to employees and information. The temporary restraining order had enjoined the board from voting on any such resolutions during the 30-day period.

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company, including John Williams, and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. Mr. Williams was not named as a defendant in the lawsuit. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. These lawsuits are expected to be settled subsequent to June 30, 2003. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of the proxy and related costs charge.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company, which may arise as a result of these proceedings, will not have a material adverse effect on the Company’s results of operations or financial position.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Real estate assets
Land	$286,757	$273,058
Building and improvements	2,033,983	1,976,809
Furniture, fixtures and equipment	244,985	246,634
Construction in progress	33,784	92,945
Investments in and advances to unconsolidated real estate entities	100,356	182,285
Land held for future development	24,299	24,879

	2,724,164	2,796,610
Less: accumulated depreciation	(470,307)	(426,136)
Assets held for sale	10,705	73,061

Total real estate assets	2,264,562	2,443,535
Cash and cash equivalents	4,302	6,390
Restricted cash	1,707	1,369
Deferred charges, net	14,235	15,584
Other assets	40,126	41,273

Total assets	$2,324,932	$2,508,151

Liabilities and partners’ equity
Notes payable	$1,259,926	$1,414,555
Accrued interest payable	8,874	8,994
Distribution payable	19,406	33,252
Accounts payable and accrued expenses	73,504	49,124
Security deposits and prepaid rents	8,073	8,250

Total liabilities	1,369,783	1,514,175

Commitments and contingencies
Partners’ equity
Preferred units	215,000	215,000
Common units
General partner	8,785	9,143
Limited partners	751,328	786,682
Accumulated other comprehensive income (loss)	(19,964)	(16,849)

Total partners’ equity	955,149	993,976

Total liabilities and partners’ equity	$2,324,932	$2,508,151

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Rental	$79,312	$77,221	$158,178	$156,009
Other	3,155	3,464	6,065	6,457
Interest	251	281	485	686

Total revenues	82,718	80,966	164,728	163,152

Expenses
Property operating and maintenance (exclusive of items shown separately below)	34,611	32,031	68,236	64,882
Depreciation	22,476	20,794	45,204	40,696
Interest	17,396	13,700	33,957	26,844
Amortization of deferred financing costs	968	569	1,756	1,123
General and administrative	3,342	3,720	6,967	7,486
Minority interest in consolidated property partnerships	(348)	(460)	(682)	(943)
Other	—	136	567	136
Severance charges	1,795	—	21,506	—
Proxy and related costs	5,231	—	5,231	—
Asset impairment charge	—	—	14,118	—

Total expenses	85,471	70,490	196,860	140,224

Income (loss) from continuing operations before equity in income (losses) of unconsolidated entities and gains on property sales	(2,753)	10,476	(32,132)	22,928
Equity in income (losses) of unconsolidated real estate entities	8,101	(500)	7,708	(843)
Gains on property sales	—	—	—	13,275

Income (loss) from continuing operations	5,348	9,976	(24,424)	35,360

Discontinued operations
Income from discontinued operations	194	1,200	891	3,825
Gains on properties held for sale and sold	26,630	18,385	33,504	10,733

Income from discontinued operations	26,824	19,585	34,395	14,558

Net income	32,172	29,561	9,971	49,918
Distributions to preferred unitholders	(4,263)	(4,263)	(8,525)	(8,525)

Net income available to common unitholders	$27,909	$25,298	$1,446	$41,393

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions)	$0.02	$0.13	$(0.78)	$0.64
Income from discontinued operations	0.64	0.47	0.82	0.35

Net income available to common unitholders	$0.66	$0.60	$0.04	$0.99

Weighted average common units outstanding — basic	42,066,025	42,023,842	42,057,716	42,009,027

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions)	$0.02	$0.13	$(0.78)	$0.63
Income from discontinued operations	0.64	0.47	0.82	0.35

Net income available to common unitholders	$0.66	$0.60	$0.04	$0.98

Distributions declared	$0.45	$0.78	$0.90	$1.56

Weighted average common units outstanding — diluted	42,073,883	42,100,222	42,058,486	42,094,056

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

		Common Units		Accumulated
				Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income	Total

Partners’ Equity, December 31, 2002	$215,000	$9,143	$786,682	$(16,849)	$993,976
Comprehensive income
Net income	8,525	14	1,432	—	9,971
Net change in derivative value	—	—	—	(3,115)	(3,115)

Total comprehensive income					6,856
Contributions from the Company related to Dividend Reinvestment and Employee Stock Purchase Plans	—	3	263	—	266
Stock-based compensation	—	1	119	—	120
Distributions to preferred Unitholders	(8,525)	—	—	—	(8,525)
Distributions to common Unitholders	—	(379)	(37,492)	—	(37,871)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	3	324	—	327

Partners’ Equity, June 30, 2003	$215,000	$8,785	$751,328	$(19,964)	$955,149

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2003	2002

Cash Flows From Operating Activities
Net income	$9,971	$49,918
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on property sales — continuing operations	—	(13,275)
Gains on properties held for sale and sold — discontinued operations	(33,504)	(10,733)
Asset impairment charge	14,118	—
Equity in losses (income) of unconsolidated entities	(7,708)	843
Stock-based compensation	120	—
Depreciation	46,114	42,549
Amortization of deferred financing costs	1,756	1,123
Changes in assets, (increase) decrease in:
Restricted cash	(338)	192
Other assets	1,540	(250)
Deferred charges	(1,463)	(1,629)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(120)	(762)
Accounts payable and accrued expenses	23,313	(5,390)
Security deposits and prepaid rents	(177)	(440)

Net cash provided by operating activities	53,622	62,146

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(18,939)	(87,597)
Net proceeds from property sales	98,711	140,368
Capitalized interest	(3,113)	(8,540)
Recurring capital expenditures	(3,986)	(4,731)
Corporate additions and improvements	(339)	(548)
Non-recurring capital expenditures	(2,176)	(1,264)
Revenue generating capital expenditures	(732)	(966)
Distributions from (investment in and advances to) unconsolidated entities	89,471	(22,821)

Net cash provided by investing activities	158,897	13,901

Cash Flows From Financing Activities
Payment of financing costs	—	(150)
Proceeds from notes payable	—	38,500
Payments on notes payable	(1,278)	(21,854)
Lines of credit proceeds (repayments), net	(153,351)	(14,849)
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	266	1,025
Distributions to preferred unitholders	(8,525)	(8,525)
Distributions to common unitholders	(51,719)	(65,470)

Net cash used in financing activities	(214,607)	(71,323)

Net increase (decrease) in cash and cash equivalents	(2,088)	4,724
Cash and cash equivalents, beginning of period	6,390	4,803

Cash and cash equivalents, end of period	$4,302	$9,527

The accompanying notes are an integral part of these consolidated financial statements

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership, and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. Post Properties, Inc. (the “Company”) through its wholly owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, through its operating divisions and subsidiaries, conducts substantially all of the on-going operations of Post Properties, Inc., a publicly traded company which operates as a self-administered and self-managed real estate investment trust.

At June 30, 2003, the Company owned 89.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 63.6% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 89.0% and 87.8% for the three months and 88.8% and 87.8% for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, Common Units held by persons (including three directors of the Company) other than the Company represented an 10.5% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

The Operating Partnership owns 28,917 apartment units in 78 apartment communities, including 468 apartment units under development and lease-up in two apartment communities. At June 30, 2003, approximately 51.9%, 19.6% and 7.7% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the current year’s financial statement presentation.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Stock-based Compensation

On January 1, 2003, the Operating Partnership elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method on reported results. In prior periods, the Operating Partnership accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption prescribed by SFAS No. 123 and SFAS No. 148, the Operating Partnership will reflect as an expense each period the estimated cost of stock-based compensation, calculated under the Black-Scholes option pricing model for Company stock options, for all stock-based compensation granted after January 1, 2003. For stock-based compensation granted prior to December 31, 2002, compensation expense was generally not recognized for Company stock options granted at the Company’s current stock price on the grant date. As a result, the Operating Partnership’s general and administrative expenses may not be comparable between periods. For the three and six months ended June 30, 2003, general and administrative expenses included compensation expense of $75 and $120, respectively, recognized under the fair value method.

The following table reflects the effect on the Operating Partnership’s net income and earnings per common unit had the fair value method of accounting under SFAS No. 123 been applied for each period.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income available to common unitholders
As reported	$27,909	$25,298	$1,446	$41,393
Stock-based compensation included in net income as reported	75	—	120	—
Stock-based compensation determined under the fair value method for all awards	(99)	(144)	(205)	(343)

Pro forma	$27,885	$25,154	$1,361	$41,050

Net income per common unit — basic
As reported	$0.66	$0.60	$0.04	$0.99
Pro forma	$0.66	$0.60	$0.03	$0.98
Net income per common unit — diluted
As reported	$0.66	$0.60	$0.04	$0.98
Pro forma	$0.66	$0.60	$0.03	$0.98

New Accounting Pronouncements

In 2002 and 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Operating Partnership are discussed below.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Operating Partnership to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Operating Partnership adopted the requirements of SFAS No. 145 on January 1, 2003. The implementation of the statement had no impact on the Operating Partnership’s results of operations or financial position in the three and six months ended June 30, 2003. In the second quarter of 2003, the Operating Partnership reclassified $136 of extraordinary items recorded in the second quarter of 2002 from its prior period presentation as extraordinary items to operating expenses used in the determination of income from continuing operations. The remaining provisions of SFAS No. 145 are generally not applicable to the Operating Partnership.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this Statement did not have a significant effect on the Operating Partnership’s results of operations or its financial position.

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarifies disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The Operating Partnership has implemented the disclosure requirements of FIN No. 45 effective with its December 31, 2002 financial statements and adopted the recognition and measurement provisions effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a significant impact on the Operating Partnership’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Operating Partnership is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending September 30, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Operating Partnership and the Operating Partnership’s maximum exposure to loss from these entities. The Operating Partnership is evaluating its investments in unconsolidated real estate entities to determine whether they fall within the definition of variable interest entities. The Operating Partnership believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first quarterly period beginning after June 15, 2003. The Operating Partnership has not entered into any transactions involving financial instruments impacted by SFAS No. 150 and believes that the implementation of SFAS No. 150 in the third quarter of 2003 will not have a significant effect on the Operating Partnership’s financial position or results of operations.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.	NOTES PAYABLE

At June 30, 2003 and December 31, 2002, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	June 30,	December 31,
Description	Terms	Interest Rate		Date (1)	2003	2002

Unsecured Notes
Senior Notes	Int	6.11% - 7.70%		2003-2010	$385,000	$385,000
Medium Term Notes	Int	6.69% - 8.12	%(2)	2004-2015	323,000	323,000

					708,000	708,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85	%(3)	2004	30,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	13,017	11,369

					43,017	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975	%(4)	2029	101,100	101,100
Other	Prin. and Int	5.50% - 7.69%		2007-2013	193,429	194,706

					294,529	295,806

Tax Exempt Floating Rate Bonds (Secured)	Int	1.00	%(5)	2025	214,380	214,380

Total					$1,259,926	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At June 30, 2003, the average interest rate was 2.11%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at June 30, 2003 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows (1):

Remainder of 2003	$102,531
2004	27,094
2005	204,402
2006	79,732
2007	112,178
Thereafter	690,972

$1,216,909

(2)    Excludes outstanding balances on lines of credit of $43,017 discussed below.

Unsecured Lines of Credit

The Operating Partnership utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing needs. At June 30, 2003, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004, however, management expects to renew this facility later in 2003.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

In July 2003, the Operating Partnership’s unsecured debt rating was downgraded from Baa2 to Baa3 by Moody’s Investor Services, resulting in a split unsecured debt rating (Standard & Poor’s rates the Operating Partnership’s unsecured debt at BBB). Under the terms of the credit agreement, the interest rate on the revolver will remain at LIBOR plus 0.85% as the interest rate is based on the higher of the Operating Partnership’s unsecured debt ratings. If Standard & Poor’s were to lower its unsecured debt ratings one level, the interest rate on Revolver borrowings would increase to LIBOR plus 1.10%.

Through April 2003, the Operating Partnership also had in place an additional $125,000 line of credit facility for general corporate purposes. This line matured in April 2003 and was not renewed.

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in April 2004. Management expects to renew this facility at its maturity. At June 30, 2003, there were letters of credit to third parties totaling $963.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2003, the Operating Partnership holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed apartment community. The Operating Partnership holds a 35% equity interest in the Property LLCs. At June 30, 2003, two of the apartment communities had achieved stabilized occupancy and one apartment community was in initial lease-up. The total estimated development cost of the apartment communities was funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Operating Partnership. In June 2003, the underlying apartment community held by a fourth Property LLC was sold. The financial information below reflects the gain on property sale and the operating results of this Property LLC through the sale date. The Operating Partnership recognized its allocable share of the gain from the property sale of approximately $8,395 in its second quarter operating results. The Operating Partnership’s share of this gain is included in the Operating Partnership’s share of net income (loss) shown in the table below.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,727 at June 30, 2003. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	June 30,	December 31,
	2003	2002

Real estate assets, net	$128,924	$198,854
Cash and other	3,324	2,330

Total assets	$132,248	$201,184

Mortgage notes payable	$16,906	$—
Construction notes payable to Operating Partnership (1)	83,155	160,294
Other liabilities	2,335	3,975

Total liabilities	102,396	164,269
Members’ equity	29,852	36,915

Total liabilities and members’ equity	$132,248	$201,184

Operating Partnership’s equity investment	$17,201	$21,991

Operating Partnership’s share of mortgage and construction notes payable	$35,022	$56,103

(1)	All of the Operating Partnership’s construction financing to these unconsolidated real estate entities is included in the Operating Partnership’s outstanding debt and real estate assets. At June 30, 2003 and December 31, 2002, the venture partner’s share of the construction loans was $54,051 and $104,191, respectively.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Rental	$3,360	$850	$6,606	$1,181
Other	149	89	288	161

Total revenues	3,509	939	6,894	1,342

Expenses
Property operating and maintenance (exclusive of items shown separately below)	1,970	1,050	3,989	1,778
Depreciation	1,257	745	2,590	1,141
Interest	1,121	574	2,278	833

Total expenses	4,348	2,369	8,857	3,752

Gain on property sale	26,179	—	26,179	—

Net income (loss)	$25,340	$(1,430)	$24,216	$(2,410)

Operating Partnership’s share of net income (loss)	$8,101	$(500)	$7,708	$(843)

The operating results for the Property LLCs, summarized in the financial information above, included the revenues and expenses of the community sold through its sale date. Total revenues for this community were $1,277 and $303 for the three months ended June 30, 2003 and 2002, respectively, and $2,871 and $319 for the six months ended June 30, 2003 and 2002, respectively. Total expenses were $1,380 and $991 for the three months ended June 30, 2003 and 2002, respectively, and $3,059 and $1,172 for the six months ended June 30, 2003 and 2002, respectively.

The Operating Partnership has committed construction financing to two Property LLCs totaling $85,491 ($83,155 funded at June 30, 2003). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from September 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings. In the first quarter of 2003, one of the Property LLCs repaid its outstanding construction note payable to the Operating Partnership of $24,071 through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from additional member equity contributions. The mortgage note bears interest at 4.28%, requires monthly principal and interest payments based on a 30-year amortization schedule and matures in March 2008. The Operating Partnership issued a limited guarantee and indemnity to the lender regarding certain customary recourse liabilities and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse the Operating Partnership for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As part of the development and construction services agreements entered into between the Operating Partnership and the Property LLCs, the Operating Partnership guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits. The Operating Partnership’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Operating Partnership does not currently expect to be required to fund any guarantees relating to the Property LLC. Additionally, under theses agreements, the Operating Partnership is subject to project completion date requirements, as defined. At June 30, 2003, the Operating Partnership had met its remaining completion date requirements and will not be subject to any additional costs.

4.	REAL ESTATE ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At June 30, 2003, the Operating Partnership had classified multiple tracts of land as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $10,705, which represents the lower of cost or fair value less costs to sell. The Operating Partnership expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of real estate assets designated and classified as held for sale after January 1, 2002 are included in discontinued operations. All subsequent gains or additional losses on the sale of these assets are also included in discontinued operations. Additionally under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.

For the three months ended June 30, 2003, income from discontinued operations included the results of operations, through the earlier of community sale date (if the community was sold between April 1, 2003 and June 30, 2003) or June 30, 2003, of one apartment community containing 770 units that was classified as held for sale at December 31, 2002. For the six months ended June 30, 2003, income from discontinued operations included the results of operations, through the earlier of the community sale date (if the community was sold between January 1, 2003 and June 30, 2003) or June 30, 2003 of two apartment communities containing 1,009 units that were classified as held for sale at December 31, 2002. For the three and six months ended June 30, 2002, income from discontinued operations included the results of operations of eight apartment communities containing 3,134 units and one commercial property through the earlier of the community sale date or the end of the period.

The revenues and expenses of these communities for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Rental	$917	$4,580	$3,087	$12,242
Other	18	212	89	476

Total revenues	935	4,792	3,176	12,718

Expenses
Property operating and maintenance (exclusive of items shown separately below)	345	2,188	1,150	5,242
Depreciation	—	591	—	1,455
Interest	396	813	1,135	2,196

Total expenses	741	3,592	2,285	8,893

Income from discontinued operations	$194	$1,200	$891	$3,825

For the three months ended June 30, 2003, the Operating Partnership recognized net gains from discontinued operations of $26,936 on the sale of one community, containing 770 apartment units, reduced by losses of $306 resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels classified as held for sale. For the six months ended June 30, 2003, the Operating Partnership recognized net gains from discontinued operations of $34,917 on the sale of two communities containing 1,009 units, reduced by losses of $1,413 resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels classified as held for sale.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

For the three months ended June 30, 2002, the Operating Partnership recognized net gains of $18,385 on the sale of four apartment communities, containing 1,450 apartment units, and one commercial property. For the six months ended June 30, 2002, these gains were reduced by losses of $7,652 to reduce the carrying value of such assets designated as held for sale to their fair value.

In the first quarter of 2003, the Operating Partnership recorded an impairment loss of $14,118, under the provisions of SFAS No. 144, to write-down the cost of an apartment community, located in Phoenix, Arizona, to its estimated fair value, based upon a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. This community was not classified as held for sale at June 30, 2003 as the Operating Partnership’s internal investment committee had not approved the sale of the community and no program was initiated to actively sell the community. Subsequent to June 30, 2003, this community has been classified as held for sale as the Operating Partnership’s investment committee approved the sale and the Operating Partnership began actively marketing it for sale.

Under prior accounting pronouncements, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operation and gains on property sales may not be comparable between periods. The discussion below relates to the gains on property sales reported in continuing operations in the consolidated statements of operations for the six months ended June 30, 2002.

In the first quarter of 2002, the Operating Partnership sold two apartment communities containing 540 units and one commercial property for net proceeds of approximately $41,393. These sales resulted in net gains of approximately $13,275. For the six months ended June 30, 2002, the consolidated statement of operations includes net income of $366 from these two communities and one commercial property prior to their sale dates.

5.	EARNINGS PER UNIT

For the three and six months ended June 30, 2003 and 2002, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended		Six months ended
	June 30,		June 30

	2003	2002	2003	2002

Income (loss) from continuing operations available to common unitholders (numerator):
Income (loss) from continuing operations	$5,348	$9,976	$(24,424)	$35,360
Less: Preferred unit distributions	(4,263)	(4,263)	(8,525)	(8,525)

Income (loss) from continuing operations available to common unitholders	$1,085	$5,713	$(32,949)	$26,835

Common unit (denominator):
Weighted average units outstanding — basic	42,066,025	42,023,842	42,057,716	42,009,027
Incremental units from assumed conversion of stock options	7,858	76,380	770	85,029

Weighted average units outstanding — diluted	42,073,883	42,100,222	42,058,486	42,094,056

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2003 and 2002, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. The Operating Partnership recorded unrealized net losses of $2,025 and $5,303, for the three months ended June 30, 2003 and 2002 respectively, and net losses of $1,832 and $3,105 for the six months ended June 30, 2003 and 2002, respectively, on these cash flow hedges as an increase in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $6,198.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

In the first quarter of 2003, the Operating Partnership entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Operating Partnership’s variable rate, tax exempt borrowings. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At June 30, 2003, the difference of $1,284 between the amortized costs of the interest rate cap arrangements of $2,720 and their fair value of $1,436 is included in accumulated other comprehensive income, a partners’ equity account. The $2,720 cost of the arrangements is being amortized as additional expense over their five-year term in accordance with SFAS No. 133, as amended.

Comprehensive income for the three and six months ended June 30, 2003 totaled $29,541 and $6,856 respectively, as summarized on the consolidated statement of shareholders’ equity and accumulated earnings. Comprehensive income for the three months ended June 30, 2002 totaled $24,257 and consisted of net income of $29,560 plus the net change in the value of the derivatives discussed above of $5,303. Comprehensive income for the six months ended June 30, 2002 totaled $46,813 and consisted of net income of $49,918 plus the net change in the value of the derivatives discussed above of $3,105.

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information.

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2002 — communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the prior year and not reflected as discontinued operations (see note 4).

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Operating Partnership uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Operating Partnership believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Operating Partnership, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Operating Partnership believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Operating Partnership believes that the line on the Operating Partnership’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income.

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and property NOI together with a reconciliation of segment contribution to property NOI income from continuing operations. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Fully stabilized communities	$64,541	$66,945	$129,487	$135,050
Communities stabilized during 2002	8,790	6,709	17,577	12,932
Development and lease-up communities	3,918	1,744	7,332	3,465
Sold communities	—	9	—	745
Other	5,218	5,278	9,847	10,274
Interest income	251	281	485	686

Consolidated revenues	$82,718	$80,966	$164,728	$163,152

Contribution to NOI
Fully stabilized communities	$40,578	$43,439	$82,371	$88,330
Communities stabilized during 2002	5,593	3,595	11,235	6,984
Development and lease-up communities	2,034	935	3,728	1,888
Sold communities	—	3	—	369
Other	(349)	682	(1,327)	13

Consolidated net operating income	47,856	48,654	96,007	97,584

Interest income	251	281	485	686
Minority interest in consolidated property partnerships	348	460	682	943
Gains on property sales	—	—	—	13,275
Depreciation	(22,476)	(20,794)	(45,204)	(40,696)
Interest	(17,396)	(13,700)	(33,957)	(26,844)
Amortization of deferred loan costs	(968)	(569)	(1,756)	(1,123)
General and administrative	(3,342)	(3,720)	(6,967)	(7,486)
Other expenses	—	(136)	(567)	(136)
Severance charges	(1,795)	—	(21,506)	—
Asset impairment charge	—	—	(14,118)	—
Proxy and related costs	(5,231)	—	(5,231)	—
Equity in income (losses) of unconsolidated real estate entities	8,101	(500)	7,708	(843)

Income (loss) from continuing operations	$5,348	$9,976	$(24,424)	$35,360

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.	SEVERANCE, PROXY AND ASSET IMPAIRMENT CHARGES

In the second quarter of 2003, the Operating Partnership recorded severance charges of $1,795 relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. In addition, the Operating Partnership recorded the actual and estimated costs associated with the recently concluded proxy contest of $5,231. In the first quarter of 2003, the Operating Partnership recorded severance charges of $19,712 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors, and a $14,118 asset impairment charge, under the provisions of SFAS No. 144, to write-down the cost of an apartment community, located in Phoenix, Arizona, to its estimated fair value.

The severance charges recorded in the second quarter of 2003 represented the aggregate amount of the estimated payments and benefits to be made to the departing executive officers. The severance charges recorded in the first quarter of 2003 consisted of a $13,994 charge representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements and a $5,718 charge representing the discounted present value of estimated net costs that may be incurred by the Operating Partnership as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment contracts. The estimated charge for the settlement of the split-dollar life insurance obligations may change based upon a final legal determination regarding these insurance contracts and a final settlement among the parties.

As discussed above, the Operating Partnership recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the six months ended June 30, 2003:

Aggregate severance charges	$21,506
Payments for period	(938)
Interest accretion	354

Accrued severance charges on June 30, 2003	$20,922

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives employment contracts (10 to 13 years).

Proxy and related costs of $5,231 represent the actual and estimated legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman and current chairman emeritus of the board of directors. Additionally, the $5,231 amount includes the estimated legal and settlement costs associated with the resolution of two derivative and purported class action lawsuits filed against the Operating Partnership during the proxy contest. These lawsuits are expected to be settled subsequent to June 30, 2003. Through June 30, 2003, proxy and related costs paid totaled $3,181. The remaining accrued proxy and related charges of $2,050 are expected to be paid in the third quarter of 2003.

The asset impairment charge relating to the Operating Partnership’s Phoenix, Arizona apartment community was based upon a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. This determination was based on the views of the Operating Partnership’s new chairman and current chief executive officer resulting from a review of the Operating Partnership’s apartment communities during the first quarter of 2003. This community was not classified as held for sale at June 30, 2003 as the Operating Partnership’s internal investment committee had not approved the sale of the community and no program was initiated to actively sell the community. Subsequent to June 30, 2003, this community has been classified as held for sale as the Company’s investment committee approved the sale and the Company began actively marketing it for sale.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2003 and 2002 were as follows:

During the six months ended June 30, 2003, the Operating Partnership’s derivative financial instruments (see note 6) decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partners’ equity of $3,115. During the six months ended June 30, 2002, the Operating Partnership’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $3,105.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

10.	STOCK-BASED COMPENSATION PLAN

During the six months ended June 30, 2003, the Company granted 42,990 shares of restricted stock to Operating Partnership officers. The restricted shares vest ratably over periods ranging from three to eight years. The total value of the restricted share grants, net of forfeitures, of $1,106 was initially reflected in partners’ equity as additional paid in capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

11.	LEGAL PROCEEDINGS

On April 7, 2003, John A. Williams, chairman emeritus of the board, withdrew a complaint for injunctive relief and damages filed on March 21, 2003. As a result, the temporary restraining order issued by the Superior Court of Cobb County, Georgia in connection with the complaint also has been withdrawn. The board of directors was to have voted on a number of resolutions that would have restricted Mr. Williams with respect to certain Operating Partnership matters, including restrictions on access to employees and information. The temporary restraining order had enjoined the board from voting on any such resolutions during the 30-day period.

On May 5, 2003, the Operating Partnership received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company, including John Williams, and the Operating Partnership as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Operating Partnership. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Operating Partnership received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Operating Partnership as a nominal defendant. Mr. Williams was not named as a defendant in the lawsuit. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. These lawsuits are expected to be settled subsequent to June 30, 2003. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of these lawsuits, were recorded in the second quarter of 2003 as a component of the proxy and related costs charge.

The Operating Partnership is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. Management of the Operating Partnership believes that any resolution of pending proceedings or liability to the Operating Partnership, which may arise as a result of these proceedings, will not have a material adverse effect on the Operating Partnership’s results of operations or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company owns 28,917 apartment units in 78 apartment communities, including 468 apartment units in two apartment communities under development and lease-up. At June 30, 2003, approximately 51.9%, 19.6% and 7.7% (on a unit basis) of the Company’s communities are located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

At June 30, 2003, the Company owned approximately 89.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons (including certain officers and directors) other than the Company represented a 10.5% common minority interest in the Operating Partnership.

The following discussion should be read in conjunction with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 10.5% common minority interest in the Operating Partnership. See the summary financial information in the section below titled “Results of Operations”.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include our expectations with regard to: net operating income for 2003, occupancy levels and rental rates, operating expenses, stabilized community revenues in excess of specified expenses, accounting recognition and measurement of guarantees, employee severance charges and other accrued liabilities, debt maturities and financing needs, dividend payments, our ability to meet new construction, development, acquisition and other long-term liquidity requirements, and our ability to execute asset sales. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in the Company’s forward-looking statements:

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	The impact of competition on the Company’s business, including competition for tenants and development locations;

•	The Company’s ability to obtain financing or self-fund the development and acquisition of additional apartment communities;

•	The uncertainties associated with the Company’s current real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	Uncertainties associated with the timing and amount of asset sales and the resulting gains/losses associated with such asset sales;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation; and

•	The Company’s ability to continue to qualify as a real estate investment trust under the Code.

Other important risk factors regarding the Company are included under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2002 and may be discussed in subsequent filings with the SEC.

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The discussion below addresses the implementation and the impact of new pronouncements and accounting policies in the six months ended June 30, 2003.

On January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method on reported results. In prior periods, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption prescribed by SFAS No. 123 and SFAS No. 148, the Company will reflect as an expense each period the estimated cost of stock-based compensation, calculated under the Black-Scholes option pricing model for stock options, for all stock-based compensation granted on or after January 1, 2003. For stock-based compensation granted on or before December 31, 2002, compensation expense was generally not recognized for stock options granted at the Company’s current stock price on the grant date. As a result, the Company’s general and administrative expenses may not be comparable between periods. For the three and six months ended June 30, 2003, general and administrative expenses included stock-based compensation expense of $75 and $120, respectively, recognized under the fair value method. Note 1 to the consolidated financial statements reflects the Company’s net income and earnings per share had the fair value method of accounting under SFAS No. 123 been applied for each period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

SFAS No.145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company adopted the requirements of SFAS No. 145 on January 1, 2003. In the second quarter of 2003, the Company reclassified $120, net of minority interest, of extraordinary items recorded in the second quarter of 2002 from its prior period presentation as extraordinary items to expenses used in the determination of income from continuing operations. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this Statement did not have a significant effect on the Company’s results of operations or its financial position in the three and six months ended June 30, 2003.

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarifies disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The Company has implemented the disclosure requirements of FIN No. 45 effective with its December 31, 2002 financial statements and adopted the recognition and measurement provisions effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a significant impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending September 30, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Company and the Company’s maximum exposure to loss from these entities. The Company is evaluating its investments in unconsolidated real estate entities to determine whether they fall within the definition of variable interest entities. The Company believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first quarterly period beginning after June 15, 2003. The Company has not entered into any transactions involving financial instruments impacted by SFAS No. 150 and believes that the implementation of SFAS No. 150 in the third quarter of 2003 will not have a significant effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Results of Operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations and the community operations/segment performance information included below.

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

At June 30, 2003, the Company’s portfolio of wholly-owned and majority-owned apartment communities consisted of the following: (1) 67 communities that were completed and stabilized for all of the current and prior year, (2) five communities that achieved full stabilization during 2002, and (3) three communities and additions to an existing community currently in the development or lease-up stage. Sold communities include communities sold in 2002 that were not reflected in discontinued operations under SFAS No. 144 (see discussion under “Discontinued Operations”). These operating segments exclude the operations of apartment communities classified as discontinued operations and apartment communities held in unconsolidated entities for the periods presented.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease up deficits were $703 and $403 for the three months ended June 30, 2003 and 2002, respectively, and $961 and $858 for the six months ended June 30, 2003 and 2002, respectively.

In order to evaluate the operating performance of its communities for the comparative periods listed below, the Company has presented financial information which summarizes the rental and other revenues and property operating and maintenance expense (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income. See note 7 to the consolidated financial statements for a reconciliation of net operating income to GAAP income (loss) from continuing operations. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than, factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

All Operating Communities

The operating performance from continuing operations for all of the Company’s apartment communities summarized by operating segment for the three and six months ended June 30, 2003 and 2002 is summarized as follows:

	Three months ended			Six months ended
	June 30,			June 30,

	2003	2002	% Change	2003	2002	% Change

Rental and other revenues
Fully stabilized communities (1)	$64,541	$66,945	(3.6)%	$129,487	$135,050	(4.1)%
Communities stabilized during 2002	8,790	6,709	31.0%	17,577	12,932	35.9%
Lease-up communities (2)	3,918	1,744	124.7%	7,332	3,465	111.6%
Sold communities (3)	—	9	(100.0)%	—	745	(100.0)%
Other revenue (4)	5,218	5,278	(1.1)%	9,847	10,274	(4.2)%

	82,467	80,685	2.2%	164,243	162,466	1.1%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	23,963	23,506	1.9%	47,117	46,720	0.8%
Communities stabilized during 2002	3,197	3,114	2.7%	6,342	5,948	6.6%
Lease-up communities (2)	1,884	809	132.9%	3,604	1,577	128.5%
Sold communities (3)	—	6	(100.0)%	—	376	(100.0)%
Other expense (5)	5,567	4,596	21.1%	11,173	10,261	8.9%

	34,611	32,031	8.1%	68,236	64,882	5.2%

Net operating income	$47,856	$48,654	(1.6)%	$96,007	$97,584	(1.6)%

Recurring capital expenditures: (6)
Carpet	$787	$702	12.1%	$1,385	$1,361	1.8%
Other	1,737	2,150	(19.2)%	2,601	3,370	(22.8)%

Total	$2,524	$2,852	(11.5)%	$3,986	$4,731	(15.7)%

Non-recurring capital expenditures	$1,218	$717	69.9%	$2,176	$1,264	72.2%

Average apartment units in service	29,188	30,509	(4.3)%	29,374	30,445	(3.5)%

(1)	Communities which reached stabilization prior to January 1, 2002.

(2)	Communities in the “construction”, “development” or “lease-up” stage during 2003 and, therefore, not considered fully stabilized for all of the periods presented.

(3)	Includes results from two communities containing 540 units and one commercial property in 2002.

(4)	Other revenues include revenues from commercial properties, from the Company’s corporate apartment rental business and revenues not directly related to property operations. Other revenue excludes interest income included in total revenues in the consolidated statements of operations.

(5)	Other expenses include certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and the Company’s corporate apartment rental business.

(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Stabilized Communities

The Company defines fully stabilized, or “same store” communities as those which have reached stabilization prior to the beginning of the previous year. At June 30, 2003, the fully stabilized portfolio of 67 communities with 24,347 units includes 37 communities with 14,614 units (60.0%) located in Atlanta, Georgia, 18 communities with 5,183 units (21.3%) located in Dallas, Texas, three communities with 1,439 units (5.9%) located in Tampa, Florida and nine communities with 3,111 units (12.8%) located in other markets. The operating performance of these communities is summarized as follows:

	Three months ended			Six months ended
	June 30,			June 30,

	2003	2002	% Change	2003	2002	% Change

Rental and other revenue	$64,541	$66,945	(3.6)%	$129,487	$135,050	(4.1)%
Property operating and maintenance expense (excluding depreciation and amortization)	23,963	23,506	1.9%	47,117	46,720	0.8%

Same store net operating income (1)	$40,578	$43,439	(6.6)%	$82,370	$88,330	(6.7)%

Capital expenditures (2)
Recurring:
Carpet	$746	$602	23.9%	$1,310	$1,101	19.0%
Other	1,642	1,962	(16.3)%	2,386	2,913	(18.1)%

Total recurring	2,388	2,564	(6.9)%	3,696	4,014	(7.9)%
Non-recurring	972	596	63.0%	1,571	1,074	46.2%

Total capital expenditures (A)	$3,360	$3,160	6.3%	$5,267	$5,088	3.5%

Total capital expenditures per unit (A÷24,347 units)	$138	$130	6.2%	$216	$209	3.3%

Average monthly rental rate per apartment unit (3)	$941	$1,000	(5.9)%	$949	$1,004	(5.5)%

Average economic occupancy (4)	91.1%	89.5%	1.6%	90.6%	89.8%	0.8%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 7 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP income (loss) from continuing operations. The Company uses net operating income including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenues from real estate operations less total property operating and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than, factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income.

(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Recurring capital expenditures by operating segment
Same store	$2,388	$2,564	$3,696	$4,014
Partially stabilized	77	18	123	21
Construction and lease-up	17	16	26	21
Other segments	42	254	141	675

Total recurring capital expenditures per statements of cash flows	$2,524	$2,852	$3,986	$4,731

Non-recurring capital expenditures by operating segment
Same store	$972	$596	$1,571	1,074
Partially stabilized	1	5	41	8
Construction and lease-up	3	7	7	9
Other segments	242	109	557	173

Total non-recurring capital expenditures per statements of cash flows	$1,218	$717	$2,176	$1,264

The Company uses same store recurring and non-recurring capital expenditures as cash flow measures. Same store recurring and non-recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store recurring and non-recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that the Company’s presentation of same store recurring and non-recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store recurring and non-recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “recurring capital expenditures” and “non-recurring capital expenditures.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy including these amounts would have been 89.5% and 86.9% for the three months ended June 30, 2003 and 2002, respectively, and 89.1% and 87.6% for the six months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, concessions were $1,015 and $1,688, respectively, and employee discounts were $134 and $190, respectively. For the six months ended June 30, 2003 and 2002, concessions were $1,749 and $2,780, respectively, and employee discounts were $270 and $395, respectively.

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

The Operating Partnership reported net income available to common unitholders of $27,909 and $25,298 for the three months ended June 30, 2003 and 2002, respectively, and the Company reported net income available to common shareholders of $24,826 and $22,200 for the three months ended June 30, 2003 and 2002, respectively. The increase in net income between the three months ended June 30, 2003 and 2002 primarily reflected an increase in gains on property sales of $8,245 ($7,568 net of minority interest), and in earnings from unconsolidated entities of $8,601 ($7,659 net of minority interest), resulting from the gain on the sale of an apartment community held by one of the entities, offset by the impact of two separate accounting charges totaling $7,026 ($6,257 net of minority interest) recorded in the three months ended June 30, 2003. The first charge of $1,795 related to the severance costs associated with the departures of the Company’s executive vice president and chief financial officer and executive vice president of asset management. The second charge of $5,231 reflected the legal, advisory and other costs associated with the proxy contest initiated by the Company’s former chairman and current chairman emeritus of the board of directors in the second quarter of 2003. This $5,231 charge also included the estimated legal and settlement costs associated with the resolution of the two derivative and purported class action lawsuits filed against the Company during the proxy contest. In addition, the decline in net income between periods reflected a decrease in fully stabilized communities operating performance and reduced earnings resulting from the Company’s asset sale and capital recycling program. The impact of these items is discussed below.

Rental and other revenues increased $1,782 or 2.2% due to increased rental and other revenues of $4,255 from newly stabilized and lease-up properties offset by a decrease in rental and other revenues from fully stabilized communities of $2,404 (see discussion below). Property operating and maintenance expenses (excluding depreciation and amortization) increased $2,580 or 8.1% primarily due to increased expenses from lease-up communities as these expenses typically increase as property occupancy levels increase towards stabilized occupancy levels and as new lease-up properties are placed in service. Property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities increased $457 or 1.9% between periods (see discussion below).

For the three months ended June 30, 2003, the Company recognized net gains from discontinued operations of $26,936 ($23,987 net of minority interest), on the sale of one community, containing 770 apartment units, reduced by losses of $306 ($273 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels classified as held for sale. For the three months ended June 30, 2002, the Company recognized net gains from discontinued operations of $18,385 ($16,146 net of minority interest) on the sale of four communities, containing 1,450 apartment units, and one commercial property. Fluctuations in gains on property sales between periods reflect such variables as the timing of sales and the size, age and location of the communities sold. See the section titled “Discontinued Operations” below for further discussion.

Depreciation expense increased $1,682 or 8.1% from 2002 to 2003 primarily due to increased depreciation on newly stabilized and lease-up properties, partially offset by the cessation of depreciation on properties sold.

Interest expense increased $3,696 or 27.0% from 2002 to 2003 primarily due to a $2,863 reduction in capitalized interest to development properties between periods as the Company’s development pipeline transitioned to operating properties in late 2002 and into 2003. In addition to the impact of capitalized interest, the remaining increase in interest expense was a result of increased average debt balances in 2003 and as a result of more interest expense reclassified to discontinued operations in 2002 of $417.

General and administrative expenses decreased $378 or 10.2% from 2002 to 2003 primarily due to lower executive salaries and associated costs due to the change in roles from executive to non-executive status of the Company’s chairman and vice-chairman in February 2003, as such costs were charged against the $19,712 severance liability established during the first quarter of 2003. The severance charges recorded in 2003 are discussed further below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Other expenses in 2002 represent the costs associated with the early extinguishment of indebtedness. This $136 amount was reclassified from its prior year presentation as an extraordinary item as a result of the current year implementation of SFAS No. 145.

The Company recorded severance and proxy charges of $1,795 and $5,231, respectively, in the three months ended June 30, 2003. These charges are discussed in more detail below. No such charges were recorded in the comparable period of 2002.

Equity in income (losses) of unconsolidated real estate entities increased from losses of $500 in 2002 to income of $8,101 in 2003. This increase was primarily due to the recognition of the Company’s share of a gain of $8,395 resulting from the sale of an apartment community by one of the limited liability companies accounted for on the equity method (see note 3 to the consolidated financial statements).

Stabilized Communities

Rental and other revenues decreased $2,404 or 3.6% from 2002 to 2003. This decrease resulted primarily from a 5.9% decline in the average monthly rental rate per apartment unit. The decline in average rental rate resulted in a revenue decrease of approximately $4,279 between periods. The aggregate decline in revenues related to other property fees totaled $815. These declines were offset by lower up-front rental concessions of $674 and lower vacancy losses of $2,016. The decline in rental rates in 2003 reflects the effect of the sluggish economy on the Company’s primary markets coupled with a continuing supply of new apartment units. This trend was especially true for the Company’s largest markets, Atlanta, Georgia and Dallas, Texas, which experienced rental and other revenue declines of $1,773 and $400 for the three months ended June 30, 2003 and 2002, respectively.

Property operating and maintenance expenses (excluding depreciation and amortization) increased $457 or 1.9% between periods. This increase was primarily due to increased property tax expense of $582 or 7.8%. This increase reflects the impact of lower expenses in 2002 of approximately $596 resulting from the settlement of 2001 property taxes principally in the Company’s Dallas, Texas market. Increased insurance expenses of $275 or 23.1% and increased promotional expenses of $151 or 11.5% were largely offset by decreased personnel expenses of $473 or 7.3%. Insurance costs increased primarily due to higher premiums caused by the volatility in insurance markets caused by, among other things, increased terrorism risks and lower insurance company investment returns. Promotional expenses increased primarily due to increased locator fees paid to brokers as a result of occupancy increases between periods. Personnel costs decreased due primarily to the impact of prior year staff reductions and continued control of wage increases between years.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

The Operating Partnership reported net income available to common unitholders of $1,446 and $41,393 for the six months ended June 30, 2003 and 2002, respectively, and the Company reported net income available to common shareholders of $1,377 and $36,357 for the six months ended June 30, 2003 and 2002, respectively. The decline in net income between the six months ended June 30, 2003 and 2002 primarily reflected the impact of severance, proxy and asset impairment charges totaling $40,855 ($36,291 net of minority interest) recorded in the six months ended June 30, 2003. Severance charges included $1,795 ($1,598 net of minority interest) recorded in the second quarter of 2003 related to the departures of two executive officers and $19,712 ($17,467 net of minority interest) related to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors. The proxy charge of $5,231 ($4,658 net of minority interest) reflected the legal, advisory and other costs associated with the proxy contest in the second quarter of 2003. The $5,231 charge also included the estimated legal and settlement costs associated with resolution of two derivative and purported class action lawsuits filed against the Company during the proxy contest. The asset impairment charge totaling $14,118 ($12,510 net of minority interest) was a loss recorded under the provisions of SFAS No. 144 to write-down the cost of an apartment community located in Phoenix, Arizona, to its estimated fair value. These charges are discussed in more detail in the sections below. In addition, the decline in net income reflects a decrease in fully stabilized communities operating performance and reduced earnings resulting from the Company’s asset sale and capital recycling program. The impact of these items is discussed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Rental and other revenues increased $1,774 or 1.1% due to increased rental and other revenues of $8,512 from newly stabilized and lease-up communities offset by a decrease in rental and other revenues from fully stabilized communities of $5,563 (see discussion below) and sold communities of $745. Property operating and maintenance expenses (excluding depreciation and amortization) increased $3,354 or 5.2% primarily due to increased expenses from newly stabilized and lease-up communities as these expenses typically increase as property occupancy levels increase towards stabilized occupancy levels and as new lease-up properties are placed in service. Property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities remained essentially flat between periods (see discussion below).

The Company reported no net gains on property sales in continuing operations in 2003, as under the provisions of SFAS No. 144 all gains (losses) on sales of properties classified as held for sale subsequent to January 1, 2002 are classified as discontinued operations. The net gains on property sales included in continuing operations of $13,275 in 2002 resulted from the sale of two communities containing 540 units and one commercial property. These assets were all classified as assets held for sale at December 31, 2001. For the six months ended June 30, 2003, the Company recognized net gains from discontinued operations of $34,917 ($31,059 net of minority interest), on the sale of two communities, containing 1,009 apartment units, reduced by losses of $1,413 ($1,254 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels classified as held for sale. For the six months ended June 30, 2002, the Company recognized $18,385 ($16,146 net of minority interest) on the sale of four communities, containing 1,450 apartment units and one commercial property, reduced by losses totaling $7,652 ($6,731 net of minority interest) to reduce the carrying value of certain of such assets designated as held for sale to their fair value. See the section titled “Discontinued Operations” below for further discussion.

Depreciation expense increased $4,508 or 11.1% from 2002 to 2003 primarily due to increased depreciation on newly stabilized and lease-up properties, partially offset by the cessation of depreciation on properties sold and held for sale.

Interest expense increased $7,113 or 26.5% from 2002 to 2003 primarily due to a $5,427 reduction in capitalized interest to development properties between periods as the Company’s development pipeline transitioned to operating properties in late 2002 and early 2003. In addition to the impact of capitalized interest, the remaining increase in interest expense was a result of increased average debt balances in 2003 and as a result of more interest expense reclassified to discontinued operations in 2002 of $1,061.

General and administrative expenses decreased $519 or 6.9% from 2002 to 2003 primarily due to lower executive salaries and associated costs due to the change in roles from executive to non-executive status of the Company’s chairman and vice-chairman in February 2003, as such costs were charged against the $19,712 severance reserve established during the first quarter of 2003. The severance charges recorded in 2003 are discussed further below.

Other expenses of $567 in 2003 includes legal expenses of $373 relating to board of directors governance and transition matters, the settlement cost of $100 relating to the bankruptcy of a former technology investment and the estimated loss of $94 on the disposal of the Company’s partial ownership interest in a corporate aircraft. Other expenses in 2002 represent the costs associated with the early extinguishment of indebtedness. This $136 amount was reclassified from its prior year presentation as an extraordinary item as a result of the current year implementation of SFAS No. 145.

The Company recorded severance, proxy and asset impairment charges of $21,506, $5,231 and $14,118, respectively, in the six months ended June 30, 2003. These charges are discussed in more detail below. No such charges were recorded in the comparable period of 2002.

Equity in income (losses) of unconsolidated real estate entities increased from a loss of $843 in 2002 to income of $7,708 in 2003. This increase was primarily due to the recognition of the Company’s share of a gain of $8,395 resulting from the sale of an apartment community by one of the limited liability companies accounted for on the equity method (see note 3 to the consolidated financial statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Stabilized Communities

Rental and other revenues decreased $5,563 or 4.1% from 2002 to 2003. This decrease resulted primarily from a 5.5% decline in the average monthly rental rate per apartment unit. The decline in average rental rate resulted in a revenue decrease of approximately $8,142 between periods. The aggregate decline in revenues related to other property fees totaled $1,052. These declines were offset by lower up-front rental concessions of $1,032 and lower vacancy losses of $2,597. The decline in rental rates in 2003 reflects the effect of the sluggish economy on the Company’s primary markets coupled with a continuing supply of new apartment units. This trend was especially true for the Company’s largest market, Atlanta, Georgia and Dallas, Texas, which experienced rental and other revenue declines of $3,893 and $1,020, respectively, between periods.

Property operating and maintenance expenses (excluding depreciation and amortization) increased $397 or 0.8% from 2002 to 2003. Increased property tax expenses of $394 or 2.5%, increased insurance expenses of $562 or 23.7% and increased promotional expenses of $291 or 12.2% were offset by decreased personnel expenses of $658 or 5.2%. The increase in property tax expenses primarily reflects the impact of lower expenses in 2002 of approximately $596 resulting from the settlement of 2001 property taxes principally in the Company’s Dallas, Texas market. Insurance costs increased primarily due to higher premiums caused by the volatility in insurance markets caused by, among other things, increased terrorism risks and lower insurance company investment returns. Promotional expenses increased primarily due to increased locator fees paid to brokers as a result of occupancy increases between periods.

Discontinued Operations

In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.

For the three months ended June 30, 2003, income from discontinued operations includes the results of operations through the earlier of the community sale date (if the community was sold between April 1, 2003 and June 30, 2003) or June 30, 2003, of one apartment community containing 770 units that was held for sale at December 31, 2002. For the six months ended June 30, 2003, income from discontinued operations included the results of operations, through the earlier of the community sale date (if the community was sold between January 1, 2003 and June 30, 2003) or June 30, 2003 of two apartment communities containing 1,009 units that were classified as held for sale at December 31, 2002. For the three and six months ended June 30, 2002, income from discontinued operations included the results of operations of eight apartment communities containing 3,134 units and one commercial property through the earlier of the community sale date or the end of the period. The revenues and expenses of these properties for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Rental	$917	$4,580	$3,087	$12,242
Other	18	212	89	476

Total revenues	935	4,792	3,176	12,718

Expenses
Property operating and maintenance (exclusive of items shown separately below)	345	2,188	1,150	5,242
Depreciation	—	591	—	1,455
Interest	396	813	1,135	2,196

Total expenses	741	3,592	2,285	8,893

Income from discontinued operations (before minority interest)	$194	$1,200	$891	$3,825

The decrease in revenues and expenses between periods results from the timing and size of the communities sold, as summarized above.

For the three months ended June 30, 2003, the Company recognized net gains from discontinued operations of $26,936 ($23,987 net of minority interest), on the sale of one community, containing 770 apartment units, reduced by losses of $306 ($273 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels classified as held for sale. For the six months ended June 30, 2003, the Company recognized net gains from discontinued operations of $34,917 ($31,059 net of minority interest) on the sale of two communities containing 1,009 units,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

reduced by losses of $1,413 ($1,254 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels classified as held for sale. For the three months ended June 30, 2002, the Company recognized net gains from discontinued operations totaling $18,385 ($16,146 net of minority interest) on the sale of four apartment communities, containing 1,450 apartment units, and one commercial property. For the six months ended June 30, 2002, these gains were reduced by losses of $7,652 ($6,731 net of minority interest) to reduce the carrying value of certain of such assets designated as held for sale to their fair value.

Severance, Proxy and Asset Impairment Charges

In the second quarter of 2003, the Company recorded severance charges of $1,795 ($1,598 net of minority interest) relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. In addition, the Company recorded the actual and estimated costs associated with the recently concluded proxy contest of $5,231 ($4,658 net of minority interest). In the first quarter of 2003, the Company recorded severance charges of $19,712 ($17,467 net of minority interest) relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors, and a $14,118 ($12,510 net of minority interest) asset impairment charge, under the provisions of SFAS No. 144, to write-down the cost of an apartment community, located in Phoenix, Arizona, to its estimated fair value.

The severance charges recorded in the second quarter of 2003 represent the aggregate amount of the estimated payments and benefits to be made to the departing executive officers. The severance charges recorded in the first quarter of 2003 consisted of a $13,994 ($12,399 net of minority interest) charge representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements and a $5,718 ($5,068 net of minority interest) charge representing the discounted present value of estimated net costs that may be incurred by the Company as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment arrangements. The estimated charge for the settlement of the split-dollar life insurance obligations may change based upon a final legal determination regarding these insurance contracts and a final settlement among the parties.

As discussed above, the Company recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the six months ended June 30, 2003:

Aggregate severance charges	$21,506
Payments for period	(938)
Interest accretion	354

Accrued severance charges on June 30, 2003	$20,922

Substantially all of these remaining amounts will be paid over the terms of the former executives employment contracts (10 to 13 years).

Proxy and related costs of $5,231 represent the actual and estimated legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the contested proxy contest initiated in April 2003 by the Company’s former chairman and current chairman emeritus of the board of directors. Additionally, the $5,231 amount includes the estimated legal and settlement costs associated with the resolution of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits are expected to be settled subsequent to June 30, 2003. Through June 30, 2003, proxy and related costs paid totaled $3,181. The remaining accrued proxy charges of $2,050 are expected to be paid in the third quarter of 2003.

The asset impairment charge relating to the Company’s Phoenix, Arizona apartment community was based upon a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. This community was not classified as held for sale at June 30, 2003 as the Company’s internal investment committee had not approved the sale of the community and no program was initiated to actively sell the community. Subsequent to June 30, 2003, this community has been classified as held for sale as the Company’s investment committee approved the sale and the Company began actively marketing it for sale.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Outlook

For the remainder of 2003, management expects a moderation in the rate of decline in rental and other revenues from fully stabilized communities compared to the prior year period. Because of continued cost control efforts in 2003, management expects modest full year increases in fully stabilized community operating expenses primarily driven by projected full year increases in property taxes and insurance expenses offset by reductions in personnel costs. In light of the expectation of decreased revenues and modestly higher operating expenses for the full year of 2003, management expects stabilized community net operating income to continue to show period over period declines when compared to 2002. For the third quarter of 2003, management expects same store property net operating income to be flat to slightly higher as compared to the second quarter of 2003, driven primarily by higher occupancy rates.

Management expects interest expense in the third quarter of 2003 to be higher than in the second quarter of 2002 due to a reduction of interest capitalization on the Company’s Post ToscanaTM project as it transitions to being completely in service in the third quarter. This decline will be somewhat offset by increased property net operating income from this project as it continues its lease-up in the third and fourth quarters of 2003. Management also expects general and administrative expenses to increase in the third and fourth quarters of 2003 resulting from increased directors and officers insurance premiums, the amortization of additional restricted stock and stock option awards and the expensing of development personnel and related costs.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities declined from $62,146 in 2002 to $53,622 in 2003 primarily due to lower operating earnings, excluding gains from property sales, and the negative impact of cash payments for proxy and severance costs in 2003.

Net cash provided by investing activities increased from $13,901 in 2002 to $158,897 in 2003 primarily due to reduced development and construction expenditures in 2003 and the net repayment of construction loan advances and cash distributions from unconsolidated real estate entities in 2003, partially offset by reduced proceeds from wholly-owned asset sales between periods.

Net cash used in financing activities increased from $71,323 in 2002 to $214,607 in 2003 primarily due to the increased repayment of outstanding debt in 2003 compared to 2002. The proceeds used to repay consolidated debt balances were generated from asset sale proceeds and through the repayment of construction loan advances and cash distributions from unconsolidated entities.

The Company has elected to be taxed as REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2003. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income.

Through June 30, 2003, the Company met its short-term liquidity requirement of funding the payment of its current level of quarterly dividends to shareholders from its net cash flow provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. For the second half of 2003, the Company believes its net cash flow from operations, reduced by annual capital expenditures discussed above, may not be sufficient to fully fund the Company’s current level of dividend payments to common shareholders. If cash flows decline in future periods, the Company currently intends to use a combination of proceeds from asset sales and line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s current quarterly dividend to common shareholders of $0.45 per share. Depending on market conditions, the Company may need to fund dividends ranging from $4,000 to $5,000 from these sources for the remainder of 2003. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Management expects the Company to meet its construction and development and certain of its other long-term liquidity requirements, including maturities of long-term debt and lines of credit, debt and equity commitments to unconsolidated entities (summarized in the Company’s Form 10-K for the year ended December 31, 2002) and possible land and property acquisitions through the selective sale of operating properties and through long-term secured and unsecured borrowings. Management believes the Company has adequate borrowing capacity and accessibility to real estate sales markets to fund these requirements. Management currently intends to utilize its available borrowing capacity under its unsecured lines of credit to retire its $100,000 senior notes maturing in October 2003. The capacity under the lines of credit was created primarily through proceeds from property sales. Additionally in prior years, the Company has utilized equity joint ventures as a means of raising capital and reducing the size and exposure of its development property pipeline. The Company may continue to use joint venture arrangements in future years as a source of capital and to reduce its exposure to certain risks of its future development pipeline.

As previously discussed, the Company intends to use the proceeds from the sale of operating properties as the primary source of capital to fund its current and future development and acquisition expenditures. The Company began an active asset sale and capital recycling program in 2000 as the primary means to fund its on-going community development program. Total funds raised in fiscal 2002 and fiscal 2001 were $182,216 and $220,122, respectively. In the six months ended June 30, 2003, the Company sold two apartment communities, containing 1,009 apartment units, and certain land parcels for net proceeds of $98,711. Additionally in 2003, the Company received net proceeds of approximately $75,000 (including the repayment of the construction loan from the venture) from the sale of one apartment community held in an unconsolidated entity.

Subsequent to June 30, 2003, the Company announced its intention to sell an additional $250,000 to $300,000 of operating properties in late 2003 or early 2004. The proceeds from these sales are expected to be used to fund future development expenditures, future property acquisitions and to opportunistically repurchase the Company’s common stock. The objective of this additional asset sales effort is to reduce the Company’s asset concentrations in Atlanta, Georgia and Dallas, Texas and to increase its asset holdings in certain of its other markets.

At June 30, 2003, the Company had available credit facility borrowing capacity of approximately $297,000 under its existing $320,000 revolving credit facility and its $20,000 cash management credit facility. The Company’s primary credit facility with total capacity of $320,000 and the $20,000 cash management facility mature in April 2004. Management currently expects to renew its primary credit facility with a capacity of approximately $300,000. Additionally, management expects to renew its $20,000 cash management credit facility. Management believes it will have adequate capacity under its facilities to execute its 2003 business plan without a significant level of asset sales or other secured and unsecured debt financings.

Subsequent to June 30, 2003, the Company’s unsecured public debt ratings were downgraded by Moody’s Investor Service from Baa2 to Baa3. The Company’s current unsecured debt ratings are BBB by Standard & Poor’s and Baa3 by Moody’s Investors Service. The Company continues to be rated investment grade by both rating agencies. Under the terms of the Company’s credit facility, the interest rate on borrowings will remain at LIBOR plus 0.85% as the interest rate is based on the higher of the Company’s unsecured debt ratings (in a situation where the Company has split ratings). A lowering of the Company’s unsecured public debt ratings by one rating level by Standard & Poor’s would lead to increased pricing under its credit facility to LIBOR plus 1.10%. Downgrades may also increase the pricing of new issuances of public unsecured debt. In addition, certain of the financial covenants under the Company’s syndicated line of credit are tied to maintaining an investment grade credit rating. Management does not anticipate that the downgrade by Moody's Investor Service will materially affect the Company’s ability to obtain the requisite level of debt financing to finance its business plan. Should the Company not maintain its investment grade credit ratings, its total dividend payout, exclusive of the portion of the dividend attributable to capital gains from asset sales up to $30,000, would be limited to 95% versus 100% of consolidated income available for distribution, as defined. Management believes the Company’s current business plan and financing strategy are consistent with the fundamentals of maintaining its investment grade ratings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Unsecured Lines of Credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit lead by Wachovia Bank (the “Revolver”), for its short-term financing needs. At June 30, 2003, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt (see the discussion in the previous section regarding changes in the Company’s credit ratings and the impact on the interest rate under the credit facility). The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004, however, management expects to renew this facility later in 2003. This line may be renewed with a total capacity of approximately $300,000, due to reduced financing requirements resulting from reduced development activities.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in April 2004. At June 30, 2003, the Company has issued letters of credit to third parties totaling $963 under this facility.

Long-term Debt Issuances

In February 2003, one of the Company’s unconsolidated equity joint ventures closed a $17,000 loan with a life insurance company. This loan is secured by the apartment community owned by the joint venture in which the Company has a 35% ownership interest. The Company received 100% of the loan proceeds from the joint venture as a repayment of its outstanding construction loan to the joint venture. Payments of principal and interest will be based upon an interest rate of 4.28% per annum and a 30-year amortization schedule, with the balance due at maturity in March 2008. The net proceeds were used by the Company to repay amounts outstanding under its credit facilities.

Stock Repurchase Program

The Company’s Board of Directors has approved the purchase of up to $200,000 of the Company’s common stock. Through December 31, 2002, the Company had acquired 3,127,600 shares of its common stock at an aggregate cost of $114,126 and had acquired 100,000 shares of preferred stock at an aggregate cost of $5,100. The Company acquired no common or preferred stock in the six months ended June 30, 2003. Management has indicated it will be opportunistic with respect to additional share repurchases and intends to finance additional repurchases with asset sale proceeds rather than additional borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Schedule of Indebtedness

The following table reflects a summary of the Company’s indebtedness at June 30, 2003 and December 31, 2002:

	Payment			Maturity	June 30,	December 31,
Description	Terms	Interest Rate		Date (1)	2003	2002

Unsecured Notes
Senior Notes	Int	6.11% - 7.70%		2003-2010	$385,000	$385,000
Medium Term Notes	Int	6.69% - 8.12	%(2)	2004-2015	323,000	323,000

					708,000	708,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85	%(3)	2004	30,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	13,017	11,369

					43,017	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975	%(4)	2029	101,100	101,100
Other	Prin. and Int	5.50% - 7.69%		2007-2013	193,429	194,706

					294,529	295,806

Tax Exempt Floating Rate Bonds (Secured)	Int	1.00	%(5)	2025	214,380	214,380

Total					$1,259,926	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At June 30,2003, the weighted average interest rate was 2.11%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at June 30, 2003 before credit enhancements. At June 30, 2003, the Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

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

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development and construction. The internal personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and are reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This practice results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such communities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

A summary of community development improvements and other capitalized expenditures for the three and six months ended June 30, 2003 and 2002 is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

New community development and acquisition activity	$5,720	$44,612	$19,832	$92,760
Non-recurring capital expenditures
Revenue generating additions and improvements (1)	643	639	732	966
Other community additions and improvements (2)	1,218	717	2,176	1,264
Recurring capital expenditures
Carpet replacements and other community additions and improvements (3)	2,524	2,852	3,986	4,731
Corporate additions and improvements	131	269	339	548

	$10,236	$49,089	$27,065	$100,269

Other Data
Capitalized interest	$1,244	$4,107	$3,113	$8,540

Capitalized personnel and associated costs (4)	$579	$1,346	$1,179	$2,729

(1)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.

(2)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(3)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(4)	Reflects internal personnel and associated costs capitalized to construction and development activities.

Current Development Activity

The Company has under construction or in initial lease-up two new communities that will contain an aggregate of 468 units upon completion. The Company’s communities under development or in initial lease-up are summarized in the following table:

		Estimated	Amount			Estimated
		Construction	Spent	Quarter of	Quarter of	Quarter of	%	%
	Number of	Cost	As of	Construction	First Units	Stabilized	Leased	Occupied
Metropolitan Area	Units	($ in millions)	6/30/2003	Start	Available	Occupancy (1)	8/4/2003	8/4/2003

Wholly Owned Construction/Lease-up Communities
New York City, NY
Post ToscanaTM	199	92	89	1Q ’02	1Q ’03	2Q ’04	60.8%	45.2%

Subtotal Wholly-Owned Construction/Lease-up Communities	199	$92	$89

Co-Investment Construction/Lease-up Communities
Washington D.C.
Post Massachusetts AvenueTM (2)	269	72	71	2Q ’01	4Q ’02	4Q ’03	70.6%	61.0%

Subtotal Co-Investment Construction/Lease-up Communities	269	$72	$71

Construction Totals	468	$164	$160

less Partners’ Portion		$(47)	$(46)

Post Properties’ Funding Commitment		$117	$114

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	This community is being developed as a joint venture (Post equity ownership is 35%).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Inflation

Substantially all of the leases at the Company’s apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

Funds from Operations and Funds Available for Distribution

The Company uses the National Association for Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is defined by NAREIT as net income (loss) available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. FFO is a supplemental non-GAAP financial measure. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

The Company uses FFO as an operating measure. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time. NAREIT stated in its April 2002 White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” As a result, the concept of FFO was created by NAREIT for the REIT industry to provide an alternate measure. Since the Company agrees with the concept of FFO and appreciates the reasons surrounding its creation, management believes that FFO is an important supplemental measure of operating performance. In addition, since most equity REITs provide FFO information to the investment community, the Company believes FFO is a useful supplemental measure for comparing the Company’s results to those of other equity REITs. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income available to common shareholders” is the most directly comparable GAAP measure to FFO.

The Company uses funds available for distribution (“FAD”) as an operating measure. FAD is defined as FFO less capital expenditures funded by operations. FAD is a supplemental non-GAAP financial measure. The Company believes that FAD is an important supplemental measure of operating performance for an equity REIT because it provides investors with an indication of the REIT’s ability to fund its cash needs through earnings, including debt service requirements, construction and development expenditures and dividends and distributions. In addition, since most equity REITs provide FAD information to the investment community, the Company believes FAD is a useful supplemental measure for comparing the Company to other REITs. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income available to common shareholders” is the most directly comparable GAAP measure to FAD.

FFO and FAD should not be considered as an alternative to net income available to common shareholders (determined in accordance with GAAP) as an indicator of the Company’s financial performance. While management believes that FFO and FAD are supplemental non-GAAP financial measures, management believes it is also important to stress that FFO and FAD should not be considered as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity. Further, FFO and FAD are not necessarily indicative of sufficient cash flow to fund all of the Company’s needs or ability to service indebtedness or make distributions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

A reconciliation of net income available to common shareholders to FFO and FAD is provided below.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002 (1)	2003	2002 (1)

Net income available to common shareholders	$24,826	$22,200	$1,377	$36,357
Minority interest of common unitholders — continuing operations	146	713	(3,729)	3,261
Minority interest in discontinued operations (2)	23	146	99	467
Gains on property sales — continuing operations	—	—	—	(13,275)
Gains on property sales — unconsolidated entities	(8,395)	—	(8,395)	—
Gains on properties held for sale and sold, net of minority interest — discontinued operations	(23,714)	(16,146)	(29,805)	(9,425)
Asset impairment charges	—	—	14,118	—
Depreciation on wholly-owned real estate assets, net (3)	21,364	20,147	42,982	39,732
Depreciation on real estate assets held in unconsolidated entities	440	260	906	399

Funds from operations	14,690	27,320	17,553	57,516
Recurring capital expenditures	(2,524)	(2,852)	(3,986)	(4,732)
Non-recurring capital expenditures	(1,218)	(717)	(2,176)	(1,264)

Funds available for distribution (4)	$10,948	$23,751	$11,391	$51,520

Cash flow provided by (used in):
Operating activities	$26,925	$35,791	$53,622	$62,146
Investing activities	$121,093	$42,535	$158,897	$13,901
Financing activities	$(147,527)	$(78,150)	$(214,607)	$(71,323)
Weighted average shares outstanding — basic	37,459,530	36,904,954	37,361,132	36,890,139
Weighted average shares and units outstanding — basic	42,066,025	42,023,842	42,057,716	42,009,027
Weighted average shares outstanding — diluted	37,467,388	36,981,334	37,361,902	36,975,168
Weighted average shares and units outstanding — diluted	42,073,883	42,100,222	42,058,486	42,094,056

(1)	For the three and six month periods ended June 30, 2002, FFO has been restated from the prior year presentation to reflect a reduction of $136 for early debt extinguishment costs reclassified from extraordinary items to operating expenses under SFAS No. 145.

(2)	Represents the minority interest in earnings of discontinued operations for the periods presented.

(3)	Depreciation on wholly-owned real estate assets is net of minority interest portion of depreciation in consolidated partnerships.

(4)	Since the Company does not add back the depreciation of non-real estate assets in its calculation of funds from operations, non-real estate related capital expenditures of $131 and $269 for the three months ended June 30, 2003 and 2002, respectively, and $339 and $548 for the six months ended June 30, 2003 and 2002, respectively, are excluded from the calculation of funds available for distribution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2003, the Company had $169,117 of variable rate debt tied to LIBOR. In addition, the Company had $214,380 of variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

The table below provides information about the Company’s derivative financial instruments that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value

					Asset (Liab.)
Interest Rate Swaps
Variable to fixed	$104,000 amortizing to $90,270	6.04%	1 month LIBOR	7/31/09	$(16,601)
Variable to fixed	$25,000	6.53%	3 month LIBOR	2/01/05	(2,080)
Interest rate cap	$107,190	5.00%	—	2/01/08	718
Interest rate cap	$107,190	5.00%	—	2/01/08	718

					$(17,245)

As more fully described in note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $101,100 FNMA borrowings and $25,000 medium-term notes effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at June 30, 2003, would increase or decrease by approximately $2,600 on an annualized basis.

Effective February 1, 2003, the Company entered into two interest rate cap arrangements with two separate financial institutions with notional amounts totaling $214,380. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Company’s variable rate, tax-exempt borrowings totaling $214,380. The Company is required to maintain this interest rate exposure protection under the terms of the financing arrangements. The $2,720 cost of the interest rate arrangements will be amortized as additional expense over their five year term in accordance with SFAS No. 133.

ITEM 4.     CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal accounting officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Company’s controls over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On April 7, 2003, John A. Williams, chairman emeritus of the board, withdrew a complaint for injunctive relief and damages filed on March 21, 2003. As a result, the temporary restraining order issued by the Superior Court of Cobb County, Georgia in connection with the complaint also has been withdrawn. The board of directors was to have voted on a number of resolutions that would have restricted Mr. Williams with respect to certain company matters, including restrictions on access to employees and information. The temporary restraining order had enjoined the board from voting on any such resolutions during the 30-day period.

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company, including Mr. Williams, and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. This lawsuit is expected to be settled subsequent to June 30, 2003.

On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. Mr. Williams was not named as a defendant in the lawsuit. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. This lawsuit is expected to be settled subsequent to June 30, 2003.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held May 22, 2003. The matters subject to a vote of shareholders were the election of directors and the approval of the Company’s 2003 Incentive Stock Plan. At the meeting in person or by proxy, there were shareholders holding an aggregate of 28,010,507 shares of common stock. There were no broker non-votes cast for any proposal. The voting results were as follows:

Election of Directors

Nominees of Company’s Board of Directors

Term Expires 2004	For	Withheld

L. Barry Teague	18,560,230	161,031

Term Expires 2005	For	Withheld

David P. Stockert	18,569,666	151,595

Term Expires 2006	For	Withheld

Herschel M. Bloom	18,481,261	240,000
Russell R. French	18,569,971	151,290
Robert C Goddard, III	18,571,149	150,112
Ronald de Waal	18,551,243	170,018

Nominees of John A. Williams

	For	Withheld

George R. Puskar	9,123,262	165,984
Roy E. Barnes	9,178,738	110,508
Francis L. Bryant, Jr.	9,123,762	165,484
Paul J. Dolinoy	9,124,062	165,184
Thomas J. A. Levin	9,123,762	165,484

Based on the vote tabulations listed above the nominees elected to the board of directors were L. Barry Teague, David P. Stockert, Herschel M. Bloom, Russell R. French, Robert C. Goddard, III and Ronald de Waal.

Approval of 2003 Incentive Stock Plan

For	Against	Abstain

22,695,530	4,636,241	678,736

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports (as indicated in the footnotes to this Exhibit Table) and are incorporated by reference herein.

(a)	Exhibits

3.1(a)	Articles of Incorporation of the Company.
3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.
3.6(b)	Bylaws of the Company (as Amended and Restated as of March 22, 2003)
4.1(d)	Indenture between the Company and SunTrust Bank, as Trustee.
4.2(d)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.
10.1	Employment Agreement with David P. Stockert, dated July 18, 2003
10.2	Employment Agreement with Thomas Senkbeil, dated June 2, 2003
10.3	Amendment No. 1 to Employment Agreement with Thomas Senkbeil, dated August 1, 2003
10.4	Form of Change in Control Agreement (1.0X) and schedule of executive officers who have entered into such agreement
10.5	Form of Change in Control Agreement (1.5X) and schedule of executive officers who have entered into such agreement
10.6	Form of Amendment No. 1 to Change in Control Agreement and schedule of executive officers who have entered into such agreement
10.7	Version One Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such agreement
10.8	Version Two Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such agreement

11.1(e)	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999.
(d)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.
(e)	The information required by this exhibit is included in note 5 to the consolidated financial statements.

(b)	Reports on Form 8-K

On May 1, 2003, the Registrants filed a Form 8-K including the Registrants’ investor presentation used in advance of its annual shareholders meeting and during the proxy contest.

On May 6, 2003, the Registrants filed a Form 8-K including the Registrant’s earnings release and supplemental financial information package relating to the quarterly period ended March 31, 2003.

On May 9, 2003, the Registrants filed a Form 8-K including a schedule of supplemental financial information used internally to calculate net asset value.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC

August 14, 2003	/s/ David P. Stockert

(Date)	David P. Stockert President and Chief Executive Officer (acting Principal Financial Officer)

August 14, 2003	/s/ Arthur J. Quirk

(Date)	Arthur J. Quirk Senior Vice President and Controller, Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post GP Holdings, Inc., its sole General Partner

August 14, 2003	/s/ David P. Stockert

(Date)	David P. Stockert President and Chief Executive Officer (acting Principal Financial Officer)

August 14, 2003	/s/ Arthur J. Quirk

(Date)	Arthur J. Quirk Senior Vice President and Controller, Chief Accounting Officer

EXHIBIT INDEX

3.1(a)	Articles of Incorporation of the Company.
3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.
3.6(b)	Bylaws of the Company (as Amended and Restated as of March 22, 2003)
4.1(d)	Indenture between the Company and SunTrust Bank, as Trustee.
4.2(d)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.
10.1	Employment Agreement with David P. Stockert, dated July 18, 2003
10.2	Employment Agreement with Thomas Senkbeil, dated June 2, 2003
10.3	Amendment No. 1 to Employment Agreement with Thomas Senkbeil, dated August 1, 2003
10.4	Form of Change in Control Agreement (1.0X) and schedule of executive officers who have entered into such agreement
10.5	Form of Change in Control Agreement (1.5X) and schedule of executive officers who have entered into such agreement
10.6	Form of Amendment No. 1 to Change in Control Agreement and schedule of executive officers who have entered into such agreement
10.7	Version One Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such agreement
10.8	Version Two Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such agreement

11.1(e)	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999.
(d)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.
(e)	The information required by this exhibit is included in note 5 to the consolidated financial statements.