Form 10-Q
period 2003-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2003-11-14
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes [X]	No [ ]
Post Apartment Homes, L.P.	Yes [X]	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

38,002,848 shares of common stock outstanding as of November 7, 2003 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

INDEX

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Real estate assets
Land	$254,000	$273,058
Buildings and improvements	1,880,223	1,976,809
Furniture, fixtures and equipment	211,791	246,634
Construction in progress	12,466	92,945
Investments in and advances to unconsolidated real estate entities	100,908	182,285
Land held for future development	11,988	24,879

	2,471,376	2,796,610
Less: accumulated depreciation	(411,312)	(426,136)
Assets held for sale net of accumulated depreciation of $82,286 and $17,829 at September 30, 2003 and December 31, 2002, respectively	199,723	73,061

Total real estate assets	2,259,787	2,443,535
Cash and cash equivalents	4,215	6,390
Restricted cash	2,024	1,369
Deferred charges, net	13,171	15,584
Other assets	37,270	41,273

Total assets	$2,316,467	$2,508,151

Liabilities and shareholders’ equity
Notes payable	$1,255,280	$1,414,555
Accrued interest payable	16,420	8,994
Dividend and distribution payable	19,466	33,252
Accounts payable and accrued expenses	81,706	49,124
Security deposits and prepaid rents	8,175	8,250

Total liabilities	1,381,047	1,514,175

Minority interest of preferred unitholders in Operating Partnership	70,000	70,000

Minority interest of common unitholders in Operating Partnership	72,714	90,277

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
7 5/8% Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000,000 authorized:
39,676,204 and 39,676,204 shares issued, 37,999,594 and 37,202,290 shares outstanding at September 30, 2003 and December 31, 2002, respectively	396	396
Additional paid-in capital	873,197	940,122
Accumulated earnings	—	—
Accumulated other comprehensive income	(14,297)	(14,822)
Deferred compensation	(4,466)	(639)

	854,879	925,106
Less common stock in treasury, at cost, 1,676,610 shares and 2,473,914 shares at September 30, 2003 and December 31, 2002, respectively	(62,173)	(91,407)

Total shareholders’ equity	792,706	833,699

Total liabilities and shareholders’ equity	$2,316,467	$2,508,151

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Rental	$70,440	$70,263	$208,785	$205,853
Other	2,817	2,667	7,967	8,219
Interest	223	316	708	1,002

Total revenues	73,480	73,246	217,460	215,074

Expenses
Property operating and maintenance (exclusive of items shown separately below)	31,247	29,995	91,348	86,925
Depreciation	21,553	19,311	62,097	55,637
Interest	17,122	13,676	48,992	37,386
Amortization of deferred financing costs	1,084	588	2,840	1,711
General and administrative	3,735	3,495	10,697	10,980
Minority interest in consolidated property partnerships	(677)	(537)	(1,359)	(1,480)
Other	277	—	844	136
Severance charges	—	—	21,506	—
Proxy and related costs	—	—	5,231	—

Total expenses	74,341	66,528	242,196	191,295

Income (loss) from continuing operations before equity in income (losses) of unconsolidated entities, gains on property sales and minority interest	(861)	6,718	(24,736)	23,779
Equity in income (losses) of unconsolidated real estate entities	60	(441)	7,768	(1,284)
Gains on property sales	—	—	—	13,275
Minority interest of preferred unitholders	(1,400)	(1,400)	(4,200)	(4,200)
Minority interest of common unitholders	457	(244)	3,160	(2,791)

Income (loss) from continuing operations	(1,744)	4,633	(18,008)	28,779

Discontinued operations
Income (loss) from discontinued operations, net of minority interest	2,925	3,426	(3,584)	11,937
Gains (losses) on properties held for sale and sold, net of minority interest	(2,833)	(1,906)	27,044	7,520

Income from discontinued operations	92	1,520	23,460	19,457

Net income (loss)	(1,652)	6,153	5,452	48,236
Dividends to preferred shareholders	(2,862)	(2,862)	(8,587)	(8,587)

Net income (loss) available to common shareholders	$(4,514)	$3,291	$(3,135)	$39,649

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends)	$(0.12)	$0.05	$(0.71)	$0.55
Income from discontinued operations	—	0.04	0.63	0.52

Net income (loss) available to common shareholders	$(0.12)	$0.09	$(0.08)	$1.07

Dividends declared	$0.45	$0.78	$1.35	$2.34

Weighted average common shares outstanding – basic	37,840,954	36,913,074	37,522,832	36,897,867

Weighted average common shares and units outstanding – basic	42,189,895	42,031,962	42,102,260	42,016,755

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends)	$(0.12)	$0.05	$(0.71)	$0.55
Income from discontinued operations	—	0.04	0.63	0.52

Net income (loss) available to common shareholders	$(0.12)	$0.09	$(0.08)	$1.07

Dividends declared	$0.45	$0.78	$1.35	$2.34

Weighted average common shares outstanding – diluted	37,857,411	36,916,835	37,524,488	36,941,598

Weighted average common shares and units outstanding – diluted	42,206,352	42,035,723	42,103,916	42,060,486

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2002	$49	$396	$940,122	$—	$(14,822)	$(639)	$(91,407)	$833,699
Comprehensive income
Net income	—	—	—	5,452	—	—	—	5,452
Net change in derivative value, net of minority interest	—	—	—	—	525	—	—	525

Total comprehensive income								5,977
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	—	—	(214)	—	—	—	790	576
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	(11,236)	—	—	—	22,435	11,199
Stock-based compensation	—	—	179	—	—	—	—	179
Restricted stock issuances, net of forfeitures	—	—	(1,668)	—	—	(4,341)	6,009	—
Amortization of deferred compensation	—	—	—	—	—	514	—	514
Dividends to preferred shareholders	—	—	—	(8,587)	—	—	—	(8,587)
Dividends to common shareholders	—	—	(53,986)	3,135	—	—	—	(50,851)

Shareholders’ Equity and Accumulated Earnings, September 30, 2003	$49	$396	$873,197	$—	$(14,297)	$(4,466)	$(62,173)	$792,706

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Cash Flows From Operating Activities
Net income	$5,452	$48,236
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest of preferred unitholders in Operating Partnership	4,200	4,200
Minority interest of common unitholders in Operating Partnership	(3,160)	2,791
Minority interest in discontinued operations	2,783	2,699
Equity in losses (income) of unconsolidated entities	(7,768)	1,284
Gains on property sales — continuing operations	—	(13,275)
Gains on properties held for sale and sold — discontinued operations	(30,345)	(8,563)
Asset impairment charge	14,118	—
Stock-based compensation	179	—
Depreciation	68,372	65,013
Amortization of deferred financing costs	2,840	1,711
Changes in assets, (increase) decrease in:
Restricted cash	(655)	6
Other assets	4,046	1,568
Deferred charges	(1,820)	(1,740)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	7,426	6,757
Accounts payable and accrued expenses	22,740	(12,695)
Security deposits and prepaid rents	(75)	(604)

Net cash provided by operating activities	88,333	97,388

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(22,247)	(114,580)
Net proceeds from property sales	99,858	150,120
Capitalized interest	(3,338)	(11,293)
Recurring capital expenditures	(6,982)	(7,315)
Corporate additions and improvements	(521)	(923)
Non-recurring capital expenditures	(3,231)	(2,075)
Revenue generating capital expenditures	(837)	(1,306)
Distributions from (investment in and advances to) unconsolidated entities	88,935	(38,663)

Net cash provided by (used in) investing activities	151,637	(26,035)

Cash Flows From Financing Activities
Payment of financing costs	—	(150)
Proceeds from notes payable	—	38,500
Payments on notes payable	(3,207)	(23,509)
Lines of credit proceeds (repayments), net	(156,068)	23,829
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	576	1,257
Distributions to preferred unitholders	(4,200)	(4,200)
Distributions to common unitholders	(7,890)	(11,979)
Dividends paid to preferred shareholders	(8,587)	(8,587)
Dividends paid to common shareholders	(62,769)	(86,271)

Net cash used in financing activities	(242,145)	(71,110)

Net increase (decrease) in cash and cash equivalents	(2,175)	243
Cash and cash equivalents, beginning of period	6,390	4,803

Cash and cash equivalents, end of period	$4,215	$5,046

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company owns 28,917 apartment units in 78 apartment communities, including 468 apartment units in two apartment communities under development and lease-up. At September 30, 2003, approximately 51.9%, 19.6% and 7.7% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

As of September 30, 2003, the Company had outstanding 37,999,594 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing 90.0% ownership interest in the Operating Partnership. Common Units held by persons (including two directors of the Company) other than the Company totaled 4,220,428 as of September 30, 2003 and represented a 10.0% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 89.7% and 87.8% for the three months and 89.1% and 87.8% for the nine months ended September 30, 2003 and 2002, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the current year’s financial statement presentation.

Stock-based Compensation

On January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method on reported results. In prior periods, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption prescribed by SFAS No. 123 and SFAS No. 148, the Company will reflect as an expense each period the estimated cost of stock-based compensation, calculated under the Black-Scholes option pricing model for stock options, for all stock-based compensation granted after January 1, 2003. For stock-based compensation granted prior to December 31, 2002, compensation expense was generally not recognized for stock options granted at the Company’s current stock price on the grant date. As a result, the Company’s general and administrative expenses may not be comparable between periods. For the three and nine months ended September 30, 2003, general and administrative expenses included compensation expense of $59 ($53, net of minority interest) and $179 ($159, net of minority interest), respectively, recognized under the fair value method.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following table reflects the effect on the Company’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for each period.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) available to common shareholders
As reported	$(4,514)	$3,291	$(3,135)	$39,649
Stock-based compensation included in net income as reported, net of minority interest	53	—	159	—
Stock-based compensation determined under the fair value method for all awards, net of minority interest	(81)	(132)	(263)	(433)

Pro forma	$(4,542)	$3,159	$(3,239)	$39,216

Net income (loss) per common share — basic
As reported	$(0.12)	$0.09	$(0.08)	$1.07
Pro forma	$(0.12)	$0.09	$(0.09)	$1.06

Net income (loss) per common share — diluted
As reported	$(0.12)	$0.09	$(0.08)	$1.07
Pro forma	$(0.12)	$0.09	$(0.09)	$1.06

New Accounting Pronouncements

In 2002 and 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Company are discussed below.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company adopted the requirements of SFAS No. 145 on January 1, 2003. The implementation of the statement had no impact on the Company’s results of operations or financial position in the three and nine months ended September 30, 2003. In the second quarter of 2003, the Company reclassified $136 ($120 net of minority interest) of extraordinary items recorded in the second quarter of 2002 from its prior period presentation as extraordinary items to operating expenses used in the determination of income from continuing operations. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

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

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46, as amended, requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending December 31, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Company and the Company’s maximum exposure to loss from these entities. The Company is evaluating its investments in unconsolidated real estate entities to determine whether they fall within the definition of variable interest entities. The Company believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 established standards for how an issuer classifies and measures certain liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first quarterly period beginning after June 15, 2003. On October 29, 2003, the FASB deferred certain provisions of SFAS No. 150, as they were to apply to non-controlling interests, in which redemption is mandatory, in finite-lived entities. The deferral of these provisions is expected to remain in effect until these issues are incorporated into future FASB accounting standards. The Company has not entered into any transactions involving financial instruments impacted by the outstanding provisions of SFAS No. 150 and the implementation of SFAS No. 150 in the third quarter of 2003 had no effect on the Company’s financial position or results of operations.

2.	NOTES PAYABLE

At September 30, 2003 and December 31, 2002, the Company’s indebtedness consisted of the following:

	Payment			Maturity	September 30,	December 31,
Description	Terms	Interest Rate		Date(1)	2003	2002

Unsecured Notes
Senior Notes	Int.	6.11% - 7.70%		2003-2010	$385,000	$385,000
Medium Term Notes	Int.	6.69% - 8.12	%(2)	2004-2015	323,000	323,000

					708,000	708,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85%(3)		2004	35,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	5,301	11,369

					40,301	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	%(4)	2029	99,800	101,100
Other	Prin. and Int.	5.50% - 7.69%		2007-2013	192,799	194,706

					292,599	295,806

Tax Exempt Floating Rate
Bonds (Secured)	Int.	1.08	%(5)	2025	214,380	214,380

Total					$1,255,280	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At September 30, 2003, the average interest rate was 1.98%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at September 30, 2003 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

Remainder of 2003	$100,601
2004	27,094
2005	204,402
2006	79,732
2007	112,178
Thereafter	690,972

$1,214,979

(1)	Excludes outstanding balances on lines of credit of $40,301 discussed below.

Debt retirements

Upon their maturity on October 1, 2003, the Company repaid $100,000 of its 7.25% senior, unsecured notes, using borrowings under its unsecured lines of credit.

Unsecured Lines of Credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing needs. At September 30, 2003, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004, however, management expects to renew this facility prior to its maturity.

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

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in April 2004. Management expects to renew this facility at its maturity. At September 30, 2003, there were letters of credit to third parties totaling $963.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2003, the Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed apartment community. At September 30, 2003, two of the apartment communities had achieved stabilized occupancy and one apartment community was in initial lease-up. The Company holds a 35% equity interest in the Property LLCs. The initial development costs of the apartment communities were funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company. In June 2003, the underlying apartment community held by a fourth Property LLC was sold. The financial information below for the nine months ended September 30, 2003 reflects the gain on property sale of $8,395 and the operating results of this Property LLC through the sale date. The Company’s share of this gain is included in the Company’s share of net income (loss) shown in the table below.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,822 at September 30, 2003. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	September 30,	December 31,
	2003	2002

Real estate assets, net	$128,278	$198,854
Cash and other	3,725	2,330

Total assets	$132,003	$201,184

Mortgage notes payable	$16,835	$—
Construction notes payable to Company (1)	83,552	160,294
Other liabilities	1,593	3,975

Total liabilities	101,980	164,269
Members’ equity	30,023	36,915

Total liabilities and members’ equity	$132,003	$201,184

Company’s equity investment	$17,356	$21,991

Company’s share of mortgage and construction notes payable	$35,136	$56,103

(1)	All of the Company’s construction financing to these unconsolidated real estate entities is included in the Company’s outstanding debt and real estate assets. At September 30, 2003 and December 31, 2002, the venture partner’s share of the construction loans was $54,309 and $104,191, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Rental	$2,638	$1,006	$6,434	$1,888
Other	130	85	357	225

Total revenues	2,768	1,091	6,791	2,113

Expenses
Property operating and maintenance	866	665	3,301	1,796
Depreciation	954	502	2,798	1,343
Interest	777	450	2,296	1,058

Total expenses	2,597	1,617	8,395	4,197

Income (loss) from continuing operations	171	(526)	(1,604)	(2,084)

Discontinued operations
Loss from discontinued operations	—	(700)	(188)	(1,553)
Gain on property sale	—	—	26,179	—

Income (loss) from discontinued operations	—	(700)	25,991	(1,553)

Net income (loss)	$171	$(1,226)	$24,387	$(3,637)

Company’s share of net income (loss)	$60	$(441)	$7,768	$(1,284)

The Company has committed construction financing to two Property LLCs totaling $85,491 ($83,552 funded at September 30, 2003). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from November 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings. In the first quarter of 2003, one of the Property LLCs repaid its outstanding construction note payable to the Company of $24,071 through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from additional member equity contributions. The mortgage note bears interest at 4.28%, requires monthly principal and interest payments based on a 30-year amortization schedule and matures in March 2008. The Company issued a limited guarantee and indemnity to the lender regarding certain customary recourse liabilities and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse the Company for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As part of the development and construction services agreements entered into between the Company and the Property LLCs, the Company guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits. The Company’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Company does not currently expect to be required to fund any guarantees relating to the Property LLC. Additionally, under these agreements, the Company is subject to project completion date requirements, as defined. At September 30, 2003, the Company had met its remaining completion date requirements and will not be subject to any additional costs.

4.	REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At September 30, 2003, the Company had classified 11 apartment communities, containing 5,175 units, and multiple tracts of land as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $199,723, which represents the lower of depreciated cost or fair value less costs to sell.

One of the 11 properties discussed above, a 166-unit apartment community, located in Atlanta, GA, is currently under contract to be sold to an entity controlled by L. Barry Teague, a unitholder who served as a director of the Company from February 2003 to September 2003. Mr. Teague was the high bidder for the asset in an auction sales process conducted by a third-party broker. The contract with Mr. Teague stipulates that approximately 40% of the $13,000 purchase price will consist of a redemption of a portion of Mr. Teague’s partnership units in the Operating Partnership that owns substantially all of the Company’s assets. Partnership units are convertible, on a one-for-one basis, into shares of the Company, or into cash at the Company’s option. The redemption price per unit has been set at $24.83, which is a discount of 10% to the average daily closing price of the Company’s common stock on the New York Stock Exchange for the twenty consecutive trading days prior to the effective date of the contract.

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

For the three and nine months ended September 30, 2003, income from discontinued operations included the results of operations of the 11 communities, containing 5,175 units, classified as held for sale at September 30, 2003 and the results of operations of communities sold in 2003 through their sale date. For the three and nine months ended September 30, 2002, income from discontinued operations included the results of operations of all communities classified as held for sale at September 30, 3003, communities sold in 2003 and the results of operations of communities and commercial properties sold in 2002 through their sale dates.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The revenues and expenses of these communities for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Rental	$9,918	$14,085	$32,837	$46,746
Other	510	644	1,521	2,025

Total revenues	10,428	14,729	34,358	48,771

Expenses
Property operating and maintenance (exclusive of items shown separately below)	4,196	5,772	13,482	18,966
Depreciation	1,610	2,816	6,276	8,640
Interest	1,361	2,240	4,584	7,572
Asset impairment charge	—	—	14,118	—

Total expenses	7,167	10,828	38,460	35,178

Income (loss) from discontinued operations before minority interest	3,261	3,901	(4,102)	13,593
Minority interest	(336)	(475)	518	(1,656)

Income (loss) from discontinued operations	$2,925	$3,426	$(3,584)	$11,937

During the third quarter of 2003, the Company reclassified an impairment loss of $14,118 from continuing operations to discontinued operations. The impairment loss, originally recorded in the first quarter 2003, related to the write-down of the net book value of the Company’s apartment community located in Phoenix, Arizona to its estimated fair value. The reclassification of the impairment loss to income (loss) from discontinued operations in the nine months ended September 30, 2003 reflects the designation of this community as held for sale during the third quarter of 2003.

For the three months ended September 30, 2003, the Company recognized net losses from discontinued operations of $3,344 ($2,999 net of minority interest), resulting from the reserve to write-down to fair value one community containing 474 units classified as held for sale during the period reduced by gains of $185 ($166 net of minority interest) from the sale of land. For the nine months ended September 30, 2003, the Company recognized net gains from discontinued operations of $35,102 ($31,283 net of minority interest) on the sale of two communities containing 1,009 units and a land parcel, reduced by losses of $4,757 ($4,239 net of minority interest) resulting from losses on the sale of certain land parcels and reserves to write-down to fair value one community and certain other land parcels classified as held for sale.

For the three months ended September 30, 2002, the Company recognized net losses of $2,170 ($1,906 net of minority interest) on the sale of one apartment community and reserves to write-down to fair value certain other land parcels classified as held for sale during the period. For the nine months ended September 30, 2002, the Company recognized net gains of $18,065 ($15,875 net of minority interest) on the sale of five apartment communities, containing 1,617 units and one commercial property offset by losses of $9,502 ($8,355 net of minority interest) to write-down to fair value an apartment community, a commercial property and certain parcels classified as held for sale during the period.

Under prior accounting pronouncement FAS 121, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales may not be comparable between periods. In the first quarter of 2002, the Company recognized net gains in continuing operations of approximately $13,275 on the sale of two apartment communities containing 540 units and one commercial property.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	EARNINGS PER SHARE

For the three and nine months ended September 30, 2003 and 2002, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30

	2003	2002	2003	2002

Income (loss) from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$(1,744)	$4,633	$(18,008)	$28,779
Less: Preferred stock dividends	(2,862)	(2,862)	(8,587)	(8,587)

Income (loss) from continuing operations available to common shareholders	$(4,606)	$1,771	$(26,595)	$20,192

Common shares (denominator):
Weighted average shares outstanding — basic	37,840,954	36,913,074	37,522,832	36,897,867
Incremental shares from assumed conversion of stock options	16,457	3,761	1,656	43,731

Weighted average shares outstanding — diluted	37,857,411	36,916,835	37,524,488	36,941,598

At September 30, 2003, stock options to purchase 4,932,996 shares of common stock were excluded from the computation of diluted earnings per common share as these stock options were anti-dilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2003 and 2002, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. The Company recorded unrealized net gains of $3,296, net of minority interest, and an unrealized net loss of $6,205, net of minority interest, for the three months ended September 30, 2003 and 2002 respectively, and net gains of $525, net of minority interest, and net losses of $8,929, net of minority interest, for the nine months ended September 30, 2003 and 2002, respectively, on these cash flow hedges as an increase in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $6,121.

In the first quarter of 2003, the Company entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Company’s variable rate, tax exempt borrowings. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At September 30, 2003, the difference of $1,019, net of minority interest, between the amortized costs of the interest rate cap arrangements of $2,720 and their fair value of $1,701 is included in accumulated other comprehensive income, a shareholders’ equity account. The $2,720 cost of the arrangements is being amortized as additional expense over their five-year term in accordance with SFAS No. 133, as amended.

Comprehensive income for the three and nine months ended September 30, 2003 totaled $1,647 and $5,977, respectively, as summarized on the consolidated statement of shareholders’ equity and accumulated earnings. The comprehensive loss for the three months ended September 30, 2002 totaled $51 and consisted of net income of $6,153 less the net change in the value of the derivatives discussed above of ($6,204). Comprehensive income for the nine months ended September 30, 2002 totaled $39,307 and consisted of net income of $48,236 less the net change in the value of the derivatives discussed above of $8,929.

POST PROPERTIES INC.
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

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2002 – communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the prior year and not reflected as discontinued operations (see note 4).

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income.

POST PROPERTIES INC.
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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Fully stabilized communities	$55,974	$58,007	$166,541	$173,436
Communities stabilized during 2002	7,749	7,228	23,566	18,533
Development and lease-up communities	4,282	2,511	11,614	5,975
Sold communities	—	—	—	745
Other	5,252	5,184	15,031	15,383
Interest income	223	316	708	1,002

Consolidated revenues	$73,480	$73,246	$217,460	$215,074

Contribution to NOI
Fully stabilized communities	$35,247	$37,483	$105,980	$113,376
Communities stabilized during 2002	4,794	4,306	15,109	10,423
Development and lease-up communities	2,212	1,169	5,940	3,056
Sold communities	—	—	—	369
Other	(243)	(23)	(1,625)	(77)

Consolidated net operating income	42,010	42,935	125,404	127,147

Interest income	223	316	708	1,002
Minority interest in consolidated property partnerships	677	537	1,359	1,480
Gains on property sales	—	—	—	13,,275
Depreciation	(21,553)	(19,311)	(62,097)	(55,637)
Interest	(17,122)	(13,676)	(48,992)	(37,386)
Amortization of deferred loan costs	(1,084)	(588)	(2,840)	(1,711)
General and administrative	(3,735)	(3,495)	(10,697)	(10,980)
Other expenses	(277)	—	(844)	(136)
Severance charges	—	—	(21,506)	—
Proxy and related costs	—	—	(5,231)	—
Equity in losses of unconsolidated real estate entities	60	(441)	7,768	(1,284)
Minority interest of preferred unitholders	(1,400)	(1,400)	(4,200)	(4,200)
Minority interest of common unitholders	457	(244)	3,160	(2,791)

Income (loss) from continuing operations	$(1,744)	$4,633	$(18,008)	$28,779

8.	SEVERANCE AND PROXY CHARGES

In the second quarter of 2003, the Company recorded severance charges of $1,795 ($1,598 net of minority interest) relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. In addition, the Company recorded the actual and estimated costs associated with the recently concluded proxy contest of $5,231 ($4,658 net of minority interest). In the first quarter of 2003, the Company recorded severance charges of $19,711 ($17,467 net of minority interest) relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors.

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

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As discussed above, the Company recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the period from the date of the charges through September 30, 2003:

Aggregate severance charges	$21,506
Payments for period	(2,173)
Interest accretion	627

Accrued severance charges at September 30, 2003	$19,960

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives employment contracts (10 to 13 years).

Proxy and related costs of $5,231 represent the actual and estimated legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman and current chairman emeritus of the board of directors. Additionally, the $5,231 amount includes the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits are expected to be settled subsequent to September 30, 2003. Through September 30, 2003, substantially all of the proxy and related costs have been paid.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 2003 and 2002 were as follows:

During the nine months ended September 30, 2003, the Company’s derivative financial instruments (see note 6) increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $525, net of minority interest. During the nine months ended September 30, 2002, the Company’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $8,929, net of minority interest.

During the nine months ended September 30, 2003, holders of 608,997 units in the Operating Partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the dividend reinvestment and employee stock purchase and option plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $11,199 and $67 for the nine months ended September 30, 2003 and 2002, respectively.

10.	STOCK-BASED COMPENSATION PLAN

During the three and nine months ended September 30, 2003, the Company granted 124,087 and 167,077 shares, respectively, of restricted stock to company officers and directors, of which 7,672 shares were granted to the Company’s non-executive Chairman of the Board. The restricted shares vest ratably over periods ranging from three to eight years. The total value of the restricted share grants, net of forfeitures, of $3,235 and $4,341 for the three and nine months ended September 30, 2003, respectively, was initially reflected in shareholders’ equity as additional paid in capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

Additionally, in the three and nine months ended September 30, 2003, the Company granted stock options to purchase 789,500 and 1,184,936 shares of company common stock to company officers and directors, of which 100,000 shares were granted to the Company’s non-executive Chairman of the Board. As discussed in note 1, the Company expenses the estimated costs of stock options over their three to five-year vesting periods.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

11.	LEGAL PROCEEDINGS

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company, including John Williams, and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. Mr. Williams was not named as a defendant in the lawsuit. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. These lawsuits are expected to be settled subsequent to September 30, 2003. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of the proxy and related costs charge.

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

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Real estate assets
Land	$254,000	$273,058
Buildings and improvements	1,880,223	1,976,809
Furniture, fixtures and equipment	211,791	246,634
Construction in progress	12,466	92,945
Investments in and advances to unconsolidated real estate entities	100,908	182,285
Land held for future development	11,988	24,879

	2,471,376	2,796,610
Less: accumulated depreciation	(411,312)	(426,136)
Assets held for sale net of accumulated depreciation of $82,286 and $17,829 at September 30, 2003 and December 31, 2002, respectively	199,723	73,061

Total real estate assets	2,259,787	2,443,535
Cash and cash equivalents	4,215	6,390
Restricted cash	2,024	1,369
Deferred charges, net	13,171	15,584
Other assets	37,270	41,273

Total assets	$2,316,467	$2,508,151

Liabilities and partners’ equity
Notes payable	$1,255,280	$1,414,555
Accrued interest payable	16,420	8,994
Distribution payable	19,466	33,252
Accounts payable and accrued expenses	81,706	49,124
Security deposits and prepaid rents	8,175	8,250

Total liabilities	1,381,047	1,514,175

Commitments and contingencies
Partners’ equity
Preferred units	215,000	215,000
Common units
General partner	8,552	9,143
Limited partners	728,157	786,682
Accumulated other comprehensive income (loss)	(16,289)	(16,849)

Total partners’ equity	935,420	993,976

Total liabilities and partners’ equity	$2,316,467	$2,508,151

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Rental	$70,440	$70,263	$208,785	205,853
Other	2,817	2,667	7,967	8,219
Interest	223	316	708	1,002

Total revenues	73,480	73,246	217,460	215,074

Expenses
Property operating and maintenance (exclusive of items shown separately below)	31,247	29,995	91,348	86,925
Depreciation	21,553	19,311	62,097	55,637
Interest	17,122	13,676	48,992	37,386
Amortization of deferred financing costs	1,084	588	2,840	1,711
General and administrative	3,735	3,495	10,697	10,980
Minority interest in consolidated property partnerships	(677)	(537)	(1,359)	(1,480)
Other	277	—	844	136
Severance charges	—	—	21,506	—
Proxy and related costs	—	—	5,231	—

Total expenses	74,341	66,528	242,196	191,295

Income (loss) from continuing operations before equity in income (losses) of unconsolidated entities and gains on property sales	(861)	6,718	(24,736)	23,779
Equity in income (losses) of unconsolidated real estate entities	60	(441)	7,768	(1,284)
Gains on property sales	—	—	—	13,275

Income (loss) from continuing operations	(801)	6,277	(16,968)	35,770

Discontinued operations
Income (loss) from discontinued operations	3,261	3,901	(4,102)	13,593
Gains (losses) on properties held for sale and sold	(3,159)	(2,170)	30,345	8,563

Income from discontinued operations	102	1,731	26,243	22,156

Net income (loss)	(699)	8,008	9,275	57,926
Distributions to preferred unitholders	(4,262)	(4,262)	(12,787)	(12,787)

Net income (loss) available to common unitholders	$(4,961)	$3,746	$(3,512)	$45,139

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions)	$(0.12)	$0.05	$(0.71)	$0.55
Income from discontinued operations	—	0.04	0.63	0.52

Net income (loss) available to common unitholders	$(0.12)	$0.09	$(0.08)	$1.07

Distributions declared	$0.45	$0.78	$1.35	$2.34

Weighted average common units outstanding – basic	42,189,895	42,031,962	42,102,260	42,016,755

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions)	$(0.12)	$0.05	$(0.71)	$0.55
Income from discontinued operations	—	0.04	0.63	0.52

Net income (loss) available to common unitholders	$(0.12)	$0.09	$(0.08)	$1.07

Distributions declared	$0.45	$0.78	$1.35	$2.34

Weighted average common units outstanding – diluted	42,206,352	42,035,723	42,103,916	42,060,486

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

		Common Units		Accumulated
				Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income	Total

Partners’ Equity, December 31, 2002	$215,000	$9,143	$786,682	$(16,849)	$993,976
Comprehensive income
Net income	12,787	(35)	(3,477)	—	9,275
Net change in derivative value	—	—	—	560	560

Total comprehensive income					9,835
Contributions from the Company related to Dividend Reinvestment and Employee Stock Purchase Plans	—	6	570	—	576
Stock-based compensation	—	2	177	—	179
Distributions to preferred Unitholders	(12,787)	—	—	—	(12,787)
Distributions to common Unitholders	—	(569)	(56,305)	—	(56,874)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	5	510	—	515

Partners’ Equity, September 30, 2003	$215,000	$8,552	$728,157	$(16,289)	$935,420

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Cash Flows From Operating Activities
Net income	$9,275	$57,926
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on property sales — continuing operations	—	(13,275)
Gains on properties held for sale and sold — discontinued operations	(30,345)	(8,563)
Asset impairment charge	14,118	—
Equity in losses (income) of unconsolidated entities	(7,768)	1,284
Stock-based compensation	179	—
Depreciation	68,372	65,013
Amortization of deferred financing costs	2,840	1,711
Changes in assets, (increase) decrease in:
Restricted cash	(655)	6
Other assets	4,046	1,568
Deferred charges	(1,820)	(1,740)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	7,426	6,757
Accounts payable and accrued expenses	22,740	(12,695)
Security deposits and prepaid rents	(75)	(604)

Net cash provided by operating activities	88,333	97,388

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(22,247)	(114,580)
Net proceeds from property sales	99,858	150,120
Capitalized interest	(3,338)	(11,293)
Recurring capital expenditures	(6,982)	(7,315)
Corporate additions and improvements	(521)	(923)
Non-recurring capital expenditures	(3,231)	(2,075)
Revenue generating capital expenditures	(837)	(1,306)
Distributions from (investment in and advances to) unconsolidated entities	88,935	(38,663)

Net cash provided by (used in) investing activities	151,637	(26,035)

Cash Flows From Financing Activities
Payment of financing costs	—	(150)
Proceeds from notes payable	—	38,500
Payments on notes payable	(3,207)	(23,509)
Lines of credit proceeds (repayments), net	(156,068)	23,829
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	576	1,257
Distributions to preferred unitholders	(12,787)	(12,787)
Distributions to common unitholders	(70,659)	(98,250)

Net cash used in financing activities	(242,145)	(71,110)

Net increase (decrease) in cash and cash equivalents	(2,175)	243
Cash and cash equivalents, beginning of period	6,390	4,803

Cash and cash equivalents, end of period	$4,215	$5,046

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

At September 30, 2003, the Company owned 90.0% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 63.6% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 89.7% and 87.8% for the three months and 89.1% and 87.8% for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, Common Units held by persons (including three directors of the Company) other than the Company represented an 10.0% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

The Operating Partnership owns 28,917 apartment units in 78 apartment communities, including 468 apartment units under development and lease-up in two apartment communities. At September 30, 2003, approximately 51.9%, 19.6% and 7.7% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the current year’s financial statement presentation.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Stock-based Compensation

On January 1, 2003, the Operating Partnership elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method on reported results. In prior periods, the Operating Partnership accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption prescribed by SFAS No. 123 and SFAS No. 148, the Operating Partnership will reflect as an expense each period the estimated cost of stock-based compensation, calculated under the Black-Scholes option pricing model for stock options, for all stock-based compensation granted after January 1, 2003. For stock-based compensation granted prior to December 31, 2002, compensation expense was generally not recognized for stock options granted at the Company’s current stock price on the grant date. As a result, the Operating Partnership’s general and administrative expenses may not be comparable between periods. For the three and nine months ended September 30, 2003, general and administrative expenses included compensation expense of $59 and $179, respectively, recognized under the fair value method.

The following table reflects the effect on the Operating Partnership’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for each period.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) available to common unitholders
As reported	$(4,961)	$3,746	$(3,512)	$45,139
Stock-based compensation included in net income as reported	59	—	179	—
Stock-based compensation determined under the fair value method for all awards	(90)	(150)	(295)	(493)

Pro forma	$(4,992)	$3,596	$(3,628)	$44,646

Net income (loss) per common unit — basic
As reported	(0.12)	0.09	(0.08)	1.07
Pro forma	(0.12)	0.09	(0.09)	1.06

Net income (loss) per common unit — diluted
As reported	(0.12)	0.09	(0.08)	1.07
Pro forma	(0.12)	0.09	(0.09)	1.06

New Accounting Pronouncements

In 2002 and 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Operating Partnership are discussed below.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Operating Partnership to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Operating Partnership adopted the requirements of SFAS No. 145 on January 1, 2003. The implementation of the statement had no impact on the Operating Partnership’s results of operations or financial position in the three and nine months ended September 30, 2003. In the second quarter of 2003, the Operating Partnership reclassified $136 of extraordinary items recorded in the second quarter of 2002 from its prior period presentation as extraordinary items to operating expenses used in

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

the determination of income from continuing operations. The remaining provisions of SFAS No. 145 are generally not applicable to the Operating Partnership.

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

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46, as amended, requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Operating Partnership is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending December 31, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Operating Partnership and the Operating Partnership’s maximum exposure to loss from these entities. The Operating Partnership is evaluating its investments in unconsolidated real estate entities to determine whether they fall within the definition of variable interest entities. The Operating Partnership believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 established standards for how an issuer classifies and measures certain liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first quarterly period beginning after June 15, 2003. On October 29, 2003, the FASB deferred certain provisions of SFAS No. 150, as they were to apply to non-controlling interests, in which redemption is mandatory, in finite-lived entities. The deferral of these provisions is expected to remain in effect until these issues are incorporated into future FASB accounting standards. The Operating Partnership has not entered into any transactions involving financial instruments impacted by the outstanding provisions of SFAS No. 150 and the implementation of SFAS No. 150 in the third quarter of 2003 had no effect on the Operating Partnership’s financial position or results of operations.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.	NOTES PAYABLE

At September 30, 2003 and December 31, 2002, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	September 30,	December 31,
Description	Terms	Interest Rate		Date(1)	2003	2002

Unsecured Notes
Senior Notes	Int.	6.11% - 7.70%		2003-2010	$385,000	$385,000
Medium Term Notes	Int.	6.69% - 8.12	%(2)	2004-2015	323,000	323,000

					708,000	708,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85%(3)		2004	35,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	5,301	11,369

					40,301	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	%(4)	2029	99,800	101,100
Other	Prin. and Int.	5.50% - 7.69%		2007-2013	192,799	194,706

					292,599	295,806

Tax Exempt Floating Rate
Bonds (Secured)	Int.	1.08	%(5)	2025	214,380	214,380

Total					$1,255,280	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At September 30, 2003, the average interest rate was 1.98%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at September 30, 2003 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows (1):

Remainder of 2003	$100,601
2004	27,094
2005	204,402
2006	79,732
2007	112,178
Thereafter	690,972

$1,214,979

(2)	Excludes outstanding balances on lines of credit of $40,301 discussed below.

Debt retirements

Upon their maturity on October 1, 2003, the Operating Partnership repaid $100,000 of its 7.25% senior, unsecured notes, using borrowings under its unsecured lines of credit.

Unsecured Lines of Credit

The Operating Partnership utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing needs. At September 30, 2003, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004, however, management expects to renew this facility prior to its maturity.

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

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in April 2004. Management expects to renew this facility at its maturity. At September 30, 2003, there were letters of credit to third parties totaling $963.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2003, the Operating Partnership holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed apartment community. At September 30, 2003, two of the apartment communities had achieved stabilized occupancy and one apartment community was in initial lease-up. The Operating Partnership holds a 35% equity interest in the Property LLCs. The initial development costs of the apartment communities were funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Operating Partnership. In June 2003, the underlying apartment community held by a fourth Property LLC was sold. The financial information below for the nine months ended September 30, 2003 reflects the gain on property sale of $8,395 and the operating results of this Property LLC through the sale date. The Operating Partnership’s share of this gain is included in the Operating Partnership’s share of net income (loss) shown in the table below.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,822 at September 30, 2003. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	September 30,	December 31,
	2003	2002

Real estate assets, net	$128,278	$198,854
Cash and other	3,725	2,330

Total assets	$132,003	$201,184

Mortgage notes payable	$16,835	$—
Construction notes payable to Operating Partnership (1)	83,552	160,294
Other liabilities	1,593	3,975

Total liabilities	101,980	164,269
Members’ equity	30,023	36,915

Total liabilities and members’ equity	$132,003	$201,184

Operating Partnership’s equity investment	$17,356	$21,991

Operating Partnership’s share of mortgage and construction notes payable	$35,136	$56,103

(1)	All of the Operating Partnership’s construction financing to these unconsolidated real estate entities is included in the Operating Partnership’s outstanding debt and real estate assets. At September 30, 2003 and December 31, 2002, the venture partner’s share of the construction loans was $54,309 and $104,191, respectively.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Rental	$2,638	$1,006	$6,434	$1,888
Other	130	85	357	225

Total revenues	2,768	1,091	6,791	2,113

Expenses
Property operating and maintenance	866	665	3,301	1,796
Depreciation	954	502	2,798	1,343
Interest	777	450	2,296	1,058

Total expenses	2,597	1,617	8,395	4,197

Income (loss) from continuing operations	171	(526)	(1,604)	(2,084)

Discontinued operations
Loss from discontinued operations	—	(700)	(188)	(1,553)
Gain on property sale	—	—	26,179	—

Income (loss) from discontinued operations	—	(700)	25,991	(1,553)

Net income (loss)	$171	$(1,226)	$24,387	$(3,637)

Operating Partner’s share of net income (loss)	$60	$(441)	$7,768	$(1,284)

The Operating Partnership has committed construction financing to two Property LLCs totaling $85,491 ($83,552 funded at September 30, 2003). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from November 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings. In the first quarter of 2003, one of the Property LLCs repaid its outstanding construction note payable to the Operating Partnership of $24,071 through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from additional member equity contributions. The mortgage note bears interest at 4.28%, requires monthly principal and interest payments based on a 30-year amortization schedule and matures in March 2008. The Operating Partnership issued a limited guarantee and indemnity to the lender regarding certain customary recourse liabilities and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse the Operating Partnership for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements.

As part of the development and construction services agreements entered into between the Operating Partnership and the Property LLCs, the Operating Partnership guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits. The Operating Partnership’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Operating Partnership does not currently expect to be required to fund any guarantees relating to the Property LLC. Additionally, under these agreements, the Operating Partnership is subject to project completion date requirements, as defined. At September 30, 2003, the Operating Partnership had met its remaining completion date requirements and will not be subject to any additional costs.

4.	REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At September 30, 2003, the Operating Partnership had classified 11 apartment communities, containing 5,175 units, and multiple tracts of land as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $199,723, which represents the lower of depreciated cost or fair value less costs to sell.

One of the 11 properties discussed above, a 166-unit apartment community, located in Atlanta, GA, is currently under contract to be sold to an entity controlled by L. Barry Teague, a unitholder who served as a director of the Company from February 2003 to September 2003. Mr. Teague was the high bidder for the asset in an auction sales process conducted by a third-party broker. The contract with Mr. Teague stipulates that approximately 40% of the $13,000 purchase price will consist of a redemption of a portion of Mr. Teague’s partnership units in the Operating Partnership. Partnership units are convertible, on a one-for-one basis, into shares of the Company, or into cash at the Company’s option. The redemption price per unit has been set at $24.83, which is a discount of 10% to the average daily closing price of the Company’s common stock on the New York Stock Exchange for the twenty consecutive trading days prior to the effective date of the contract.

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

For the three and nine months ended September 30, 2003, income from discontinued operations included the results of operations of the 11 communities, containing 166 units, containing 5,175 units, classified as held for sale at September 30, 2003 and the results of operations of communities sold in 2003 through their sale date. For the three and nine months ended September 30, 2002, income from discontinued operations included the results of operations of all communities classified as held for sale at September 30, 3003, communities sold in 2003 and the results of operations of communities and commercial properties sold in 2002 through their sale dates.

The revenues and expenses of these communities for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Rental	$9,918	$14,085	$32,837	$46,746
Other	510	644	1,521	2,025

Total revenues	10,428	14,729	34,358	48,771

Expenses
Property operating and maintenance (exclusive of items shown separately below)	4,196	5,772	13,482	18,966
Depreciation	1,610	2,816	6,276	8,640
Interest	1,361	2,240	4,584	7,572
Asset impairment charge	—	—	14,118	—

Total expenses	7,167	10,828	38,460	35,178

Income (loss) from discontinued operations before minority interest	3,261	3,901	(4,102)	13,593
Minority interest	(336)	(475)	518	(1,656)

Income (loss) from discontinued operations	$2,925	$3,426	$(3,584)	$11,937

During the third quarter of 2003, the Operating Partnership reclassified an impairment loss of $14,118 from continuing operations to discontinued operations. The impairment loss, originally recorded in the first quarter 2003, related to the write-down of the net book value of the Operating Partnership’s apartment community located in Phoenix, Arizona to its estimated fair value. The reclassification of the impairment loss to income (loss) from discontinued operations in the nine months ended September 30, 2003 reflects the designation of this community as held for sale during the third quarter of 2003.

For the three months ended September 30, 2003, the Operating Partnership recognized net losses from discontinued operations of $3,344 resulting from the reserve to write-down to fair value one community containing 474 units classified as held for sale during the period reduced by gains of $185 from the sale of land. For the nine months ended September 30, 2003, the Operating Partnership recognized net gains from discontinued operations of $35,102 on the sale of two communities containing 1,009 units and a land parcel, reduced by losses of $4,757 resulting from losses on the sale of certain land parcels and reserves to write-down to fair value one community and certain other land parcels classified as held for sale.

For the three months ended September 30, 2002, the Operating Partnership recognized net losses of $2,170 on the sale of one apartment community and reserves to write-down to fair value certain other land parcels classified as held for sale during the period. For the nine months ended September 30, 2002, the Operating Partnership recognized net gains of $18,065 on the sale of five apartment communities, containing 1,617 units and one commercial property offset by losses of $9,502 to write-down to fair value an apartment community, a commercial property and certain parcels classified as held for sale during the period.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Under prior accounting pronouncement FAS 121, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales may not be comparable between periods. In the first quarter of 2002, the Operating Partnership recognized net gains in continuing operations of approximately $13,275 on the sale of two apartment communities containing 540 units and one commercial property.

5.	EARNINGS PER UNIT

For the three and nine months ended September 30, 2003 and 2002, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended		Nine months ended
	September 30,		September 30

	2003	2002	2003	2002

Income (loss) from continuing operations available to common unitholders (numerator):
Income (loss) from continuing operations	$(801)	$6,277	$(16,968)	$35,770
Less: Preferred unit distributions	(4,262)	(4,262)	(12,787)	(12,787)

Income (loss) from continuing operations available to common unitholders	$(5,063)	$2,015	$(29,755)	$22,983

Common units (denominator):
Weighted average units outstanding — basic	42,189,895	42,031,962	42,102,260	42,016,755
Incremental units from assumed conversion of stock options	16,457	3,761	1,656	43,731

Weighted average units outstanding — diluted	42,206,352	42,035,723	42,103,916	42,060,486

At September 30, 2003, stock options to purchase 4,932,996 shares of common stock were excluded from the computation of diluted earnings per common share as these stock options were anti-dilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2003 and 2002, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. The Operating Partnership recorded unrealized net gains of $3,675 and an unrealized net loss of $7,065, for the three months ended September 30, 2003 and 2002 respectively, and net gains of $560 and net losses of $10,170 for the nine months ended September 30, 2003 and 2002, respectively, on these cash flow hedges as an increase in accumulated other comprehensive income, a partners’ equity account, in the accompanying consolidated balance sheet. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $6,121.

In the first quarter of 2003, the Operating Partnership entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Operating Partnership’s variable rate, tax exempt borrowings. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At September 30, 2003, the difference of $1,019, net of minority interest, between the amortized costs of the interest rate cap arrangements of $2,720 and their fair value of $1,701 is included in accumulated other comprehensive income, a partners’ equity account. The $2,720 cost of the arrangements is being amortized as additional expense over their five-year term in accordance with SFAS No. 133, as amended.

Comprehensive income for the three and nine months ended September 30, 2003 totaled $2,979 and $9,835, respectively, as summarized on the consolidated statement of shareholders’ equity and accumulated earnings. The comprehensive income for the three months ended September 30, 2002 totaled $943 and consisted of net income of $8,008 less the net change in the value of the derivatives discussed above of ($7,065). Comprehensive income for the nine months ended September 30, 2002 totaled $47,756 and consisted of net income of $57,926 less the net change in the value of the derivatives discussed above of $10,170.

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

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2002 – communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities – communities which were sold in the prior year and not reflected as discontinued operations (see note 4).

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Fully stabilized communities	55,974	58,007	166,541	173,436
Communities stabilized during 2002	7,749	7,228	23,566	18,533
Development and lease-up communities	4,282	2,511	11,614	5,975
Sold communities	—	—	—	745
Other	5,252	5,184	15,031	15,383
Interest income	223	316	708	1,002

Consolidated revenues	73,480	73,246	217,460	215,074

Contribution to NOI
Fully stabilized communities	35,247	37,483	105,980	113,376
Communities stabilized during 2002	4,794	4,306	15,109	10,423
Development and lease-up communities	2,212	1,169	5,940	3,056
Sold communities	—	—	—	369
Other	(243)	(23)	(1,625)	(77)

Consolidated net operating income	42,010	42,935	125,404	127,147

Interest income	223	316	708	1,002
Minority interest in consolidated property partnerships	677	537	1,359	1,480
Gains on property sales	—	—	—	13,275
Depreciation	(21,553)	(19,311)	(62,097)	(55,637)
Interest	(17,122)	(13,676)	(48,992)	(37,386)
Amortization of deferred loan costs	(1,084)	(588)	(2,840)	(1,711)
General and administrative	(3,735)	(3,495)	(10,697)	(10,980)
Other expenses	(277)	—	(844)	(136)
Severance charges	—	—	(21,506)	—
Proxy and related costs	—	—	(5,231)	—
Equity in income (losses) of unconsolidated real estate entities	60	(441)	7,768	(1,284)

Income (loss) from continuing operations	$(801)	$6,277	$(16,968)	$35,770

8.	SEVERANCE AND PROXY CHARGES

In the second quarter of 2003, the Operating Partnership recorded severance charges of $1,795 relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. In addition, the Operating Partnership recorded the actual and estimated costs associated with the recently concluded proxy contest of $5,231. In the first quarter of 2003, the Operating Partnership recorded severance charges of $19,711 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As discussed above, the Operating Partnership recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the period from the date of the charges through September 30, 2003:

Aggregate severance charges	$21,506
Payments for period	(2,173)
Interest accretion	627

Accrued severance charges at September 30, 2003	$19,960

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives employment contracts (10 to 13 years).

Proxy and related costs of $5,231 represent the actual and estimated legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman and current chairman emeritus of the board of directors. Additionally, the $5,231 amount includes the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Operating Partnership during the proxy contest. These lawsuits are expected to be settled subsequent to September 30, 2003. Through September 30, 2003, substantially all of the proxy and related costs have been paid.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 2003 and 2002 were as follows:

During the nine months ended September 30, 2003, the Operating Partnership’s derivative financial instruments (see note 6) increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $560. During the nine months ended September 30, 2002, the Operating Partnership’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in unitholders’ equity of $10,170.

10.	STOCK-BASED COMPENSATION PLAN

During the three and nine months ended September 30, 2003, the Company granted 124,087 and 167,077 shares, respectively, of restricted stock to company officers and directors, of which 7,672 shares were granted to the Company’s non-executive Chairman of the Board. The restricted shares vest ratably over periods ranging from three to eight years. The total value of the restricted share grants, net of forfeitures, of $3,235 and $4,341 for the three and nine months ended September 30, 2003, respectively, was initially reflected in partners’ equity as additional paid in capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

Additionally, in the three and nine months ended September 30, 2003, the Company granted stock options to purchase 789,500 and 1,184,936 shares of company common stock to company officers and directors, of which 100,000 shares were granted to the Company’s non-executive Chairman of the Board. As discussed in note 1, the Operating Partnership expenses the estimated costs of stock options over their three to five-year vesting periods.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

11.	LEGAL PROCEEDINGS

On May 5, 2003, the Operating Partnership received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company, including John Williams, and the Operating Partnership as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Operating Partnership. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Operating Partnership received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Operating Partnership as a nominal defendant. Mr. Williams was not named as a defendant in the lawsuit. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. These lawsuits are expected to be settled subsequent to September 30, 2003. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of the proxy and related costs charge.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company owns 28,917 apartment units in 78 apartment communities, including 468 apartment units in two apartment communities under development and lease-up. At September 30, 2003, approximately 51.9%, 19.6% and 7.7% (on a unit basis) of the Company’s communities are located in the Atlanta, Georgia, Dallas, Texas and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

At September 30, 2003, the Company owned approximately 90.0% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons (including certain officers and directors) other than the Company represented a 10.0% common minority interest in the Operating Partnership.

The following discussion should be read in conjunction with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and their financial condition are substantially the same except for the effect of the 10.0% common minority interest in the Operating Partnership. See the summary financial information in the section below titled “Results of Operations”.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include our expectations with regard to: net operating income for 2003, occupancy levels and rental rates, operating expenses, stabilized community revenues in excess of specified expenses, accounting recognition and measurement of guarantees, employee severance charges and other accrued liabilities, the settlement of certain lawsuits, debt maturities and financing needs, interest expenses, dividend payments, our ability to meet new construction, development, acquisition and other long-term liquidity requirements, and our ability to execute asset sales. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in the Company’s forward-looking statements:

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	The impact of competition on the Company’s business, including competition for tenants and development locations;

•	The Company’s ability to obtain financing or self-fund the development and acquisition of additional apartment communities;

•	The uncertainties associated with the Company’s current real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	Uncertainties associated with the timing and amount of asset sales and the resulting gains/losses associated with such asset sales;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation; and

•	The Company’s ability to continue to qualify as a REIT under the Code.

Other important risk factors regarding the Company are included under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2002 and may be discussed in subsequent filings with the SEC.

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The discussion below addresses the implementation and the impact of new pronouncements and accounting policies in the nine months ended September 30, 2003.

On January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method on reported results. In prior periods, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption prescribed by SFAS No. 123 and SFAS No. 148, the Company will reflect as an expense each period the estimated cost of stock-based compensation, calculated under the Black-Scholes option pricing model for stock options, for all stock-based compensation granted on or after January 1, 2003. For stock-based compensation granted on or before December 31, 2002, compensation expense was generally not recognized for stock options granted at the Company’s current stock price on the grant date. As a result, the Company’s general and administrative expenses may not be comparable between periods. For the three and nine months ended September 30, 2003, general and administrative expenses included stock-based compensation expense of $59 ($53, net of minority interest) and $179 ($159, net of minority interest), respectively, recognized under the fair value method. Note 1 to the consolidated financial statements reflects the Company’s net income and earnings per share had the fair value method of accounting under SFAS No. 123 been applied for each period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

SFAS No.145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company adopted the requirements of SFAS No. 145 on January 1, 2003. The implementation of this statement had no impact on the Company’s results of operations or financial position in the three and nine months ended September 30, 2003. In the second quarter of 2003, the Company reclassified $136 ($120 net of minority interest) of extraordinary items recorded in the second quarter of 2002 from its prior period presentation as extraordinary items to expenses used in the determination of income from continuing operations. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this Statement did not have a significant effect on the Company’s results of operations or its financial position in the three and nine months ended September 30, 2003.

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

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46, as amended, requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending December 31, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Company and the Company’s maximum exposure to loss from these entities. The Company is evaluating its investments in unconsolidated real estate entities to determine whether they fall within the definition of variable interest entities. The Company believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 established standards for how an issuer classifies and measures certain liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first quarterly period beginning after June 15, 2003. On October 29, 2003, the FASB deferred certain provisions of SFAS No. 150, as they were to apply to non-controlling interests, in which redemption is mandatory, in finite-lived entities. The deferral of these provisions is expected to remain in effect until these issues are incorporated into future FASB accounting standards. The Company has not entered into any transactions involving financial instruments impacted by the outstanding provisions SFAS No. 150 and the implementation of SFAS No. 150 in the third quarter of 2003 had no effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Results of Operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations and the community operations/segment performance information included below.

The Company’s revenues and earnings are generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. The Company generally considers a community to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy on the first day of any month or (2) one year after completion of construction.

At September 30, 2003, the Company’s portfolio of wholly-owned and majority-owned apartment communities consisted of the following: (1) 57 communities that were completed and stabilized for all of the current and prior year, (2) four communities that achieved full stabilization during 2002, and (3) three communities currently in the development or lease-up stage. Sold communities include communities sold in 2002 that were not reflected in discontinued operations under SFAS No. 144 (see discussion under “Discontinued Operations”). These operating segments exclude the operations of apartment communities classified as discontinued operations and apartment communities held in unconsolidated entities for the periods presented.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease up deficits were $1,634 and $324 for the three months ended September 30, 2003 and 2002, respectively, and $2,612 and $1,182 for the nine months ended September 30, 2003 and 2002, respectively.

In order to evaluate the operating performance of its communities for the comparative periods listed below, the Company has presented financial information which summarizes the rental and other revenues and property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income. See note 7 to the consolidated financial statements for a reconciliation of net operating income to GAAP income (loss) from continuing operations. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

All Operating Communities

The operating performance from continuing operations for all of the Company’s apartment communities summarized by operating segment for the three and nine months ended September 30, 2003 and 2002 is summarized as follows:

	Three months ended			Nine months ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

Rental and other revenues
Fully stabilized communities (1)	$55,974	$58,007	(3.5)%	$166,541	$173,436	(4.0)%
Communities stabilized during 2002	7,749	7,228	7.2%	23,566	18,533	27.2%
Lease-up communities (2)	4,282	2,511	70.5%	11,614	5,975	94.4%
Sold communities (3)	—	—	—	—	745	—
Other revenues (4)	5,252	5,184	1.3%	15,031	15,383	(2.3)%

	73,257	72,930	0.4%	216,752	214,072	1.3%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	20,727	20,524	1.0%	60,561	60,060	0.8%
Communities stabilized during 2002	2,955	2,922	1.1%	8,457	8,110	4.3%
Lease-up communities (2)	2,070	1,342	54.2%	5,674	2,919	94.4%
Sold communities (3)	—	—	—	—	376	—
Other expenses (5)	5,495	5,207	5.5%	16,656	15,460	7.7%

	31,247	29,995	4.2%	91,348	86,925	5.1%

Net operating income	$42,010	$42,935	(2.2)%	$125,404	$127,147	(1.4)%

Recurring capital expenditures:						(6)
Carpet	$892	$796	12.1%	$2,277	$2,157	5.6%
Other	2,104	1,788	17.7%	4,705	5,158	(8.8)%

Total	$2,996	$2,584	15.9%	$6,982	$7,315	(4.6)%

Non-recurring capital expenditures	$1,160	$1,150	0.8%	$4,068	$3,381	20.3%

Average apartment units in service	28,720	30,047	(4.4)%	28,798	30,226	(4.7)%

(1)	Communities which reached stabilization prior to January 1, 2002.

(2)	Communities in the “construction”, “development” or “lease-up” stage during 2003 and, therefore, not considered fully stabilized for all of the periods presented.

(3)	Includes results from two communities containing 540 units and one commercial property in 2002.

(4)	Other revenues include revenues from commercial properties, from the Company’s corporate apartment rental business and revenues not directly related to property operations. Other revenues exclude interest income included in total revenues in the consolidated statements of operations.

(5)	Other expenses include certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and the Company’s corporate apartment rental business.

(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Stabilized Communities

The Company defines fully stabilized, or “same store” communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale. At September 30, 2003, the fully stabilized portfolio of 57 communities with 19,646 units includes 31 communities with 11,886 units (60.5%) located in Atlanta, Georgia, 16 communities with 4,353 units (22.2%) located in Dallas, Texas, three communities with 1,439 units (7.3%) located in Tampa, Florida and seven communities with 1,968 units (10.0%) located in other markets. The operating performance of these communities is summarized as follows:

	Three months ended			Nine months ended
	September 30,			September 30,

	2003	2002	% Change	2003	2002	% Change

Rental and other revenues	$55,974	$58,007	(3.5)%	$166,541	$173,436	(4.0)%
Property operating and maintenance expenses (excluding depreciation and amortization)	20,727	20,524	1.0%	60,561	60,060	0.8%

Same store net operating income (1)	$35,247	$37,483	(6.0)%	$105,980	$113,376	(6.5)%

Capital expenditures (2)
Recurring
Carpet	$649	$536	21.1%	$1,637	$1,279	28.0%
Other	1,604	1,259	27.4%	3,520	3,340	5.4%

Total recurring	2,253	1,795	25.5%	5,157	4,619	11.6%
Non-recurring	912	438	108.2%	2,214	1,229	80.1%

Total capital expenditures (A)	$3,165	$2,233	41.7%	$7,371	$5,848	26.0%

Total capital expenditures per unit (A÷19,646 units)	$161	$114	41.2%	$375	$298	25.8%

Average monthly rental rate per unit (3)	$980	$1,028	(4.7)%	$995	$1,050	(5.2)%

Average economic occupancy (4)	93.1%	93.0%	0.1%	91.5%	91.0%	0.5%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 7 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP income (loss) from continuing operations. The Company uses net operating income including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenues from real estate operations less total property operating and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than, factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income.

(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Recurring capital expenditures by operating segment
Same store	$2,253	$1,795	$5,157	$4,619
Partially stabilized	21	19	42	33
Construction and lease-up	15	34	42	55
Other segments	707	736	1,741	2,608

Total recurring capital expenditures per statements of cash flows	$2,966	$2,584	$6,982	$7,315

Non-recurring capital expenditures by operating segment
Same store	$912	$438	$2,214	$1,229
Partially stabilized	10	9	42	14
Construction and lease-up	41	3	48	11
Other segments	92	360	927	821

Total non-recurring capital expenditures, net of revenue generating, per statements of cash flows	$1,055	$810	$3,231	$2,075

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

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy including these amounts would have been 92.2% and 91.4% for the three months ended September 30, 2003 and 2002, respectively, and 90.3% and 89.0% for the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, concessions were $428 and $820, respectively, and employee discounts were $99 and $149, respectively. For the nine months ended September 30, 2003 and 2002, concessions were $1,844 and $3,092, respectively, and employee discounts were $332 and $484, respectively.

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

The Operating Partnership reported a net loss available to common unitholders of $4,961 for the three months ended September 30, 2003 compared to net income available to common unitholders of $3,746 for the three months ended September 30, 2002. The Company reported a net loss available to common shareholders of $4,514 for the three months ended September 30, 2003 compared to net income available to common shareholders of $3,291 for the three months ended September 30, 2002. The decrease in net income between the three months ended September 30, 2003 and 2002 primarily reflected a decrease in the operating performance of the Company’s fully stabilized apartment communities and reduced earnings resulting from the Company’s asset sale and capital recycling program. The impact of these items is discussed below. Additionally, the decrease was due to larger asset impairment losses on assets designated as held for sale in the three months ended September 30, 2003 compared to 2002 and reduced capitalized interest to development properties of $2,528 between periods.

Rental and other revenues increased $327 or 0.4% primarily due to increased rental and other revenues of $2,292 from newly stabilized and lease-up properties offset by a decrease in rental and other revenues from fully stabilized communities of $2,033 (see discussion below). Property operating and maintenance expenses (excluding depreciation and amortization) increased $1,252 or 4.2% primarily due to increased expenses from lease-up communities as these expenses typically increase as property occupancy levels increase towards stabilized occupancy levels and as new lease-up properties are placed in service. Property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities increased $203 or 1.0% between periods (see discussion below).

For the three months ended September 30, 2003, the Company recognized net losses from discontinued operations of $3,344 ($2,999 net of minority interest) resulting from the write-down to fair value of one community classified as held for sale during the period offset by gains of $185 ($166 net of minority interest) from the sale of land. For the three months ended September 30, 2002, the Company recognized net losses of $2,170 ($1,906 net of minority interest) on the sale of one apartment community and reserves to write-down to fair value certain land parcels classified as held for sale during the period. Fluctuations in gains (losses) on properties held for sale and sold between periods reflect such variables as the timing of community sales and the size, age and location of the communities sold as well as the timing and value of properties designated as held for sale in each period. See the section titled “Discontinued Operations” below for further discussion.

Depreciation expense increased $2,242 or 11.6% from 2002 to 2003 primarily due to increased depreciation on newly stabilized and lease-up properties as these properties were placed in service.

Interest expense increased $3,446 or 25.2% from 2002 to 2003 primarily due to a $2,528 reduction in capitalized interest to development properties between periods as the Company’s development pipeline transitioned to operating properties in late 2002 and into 2003. In addition to the impact of capitalized interest, the remaining increase in interest expense from continuing operations results from more of total interest expense being reflected in discontinued operations in 2002 as compared to 2003. Excluding the reduction in capitalized interest between periods, the combined interest expense in continuing and discontinued operations was relatively flat between periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

General and administrative expenses increased $240 or 6.9% from 2002 to 2003 primarily due to the increased amortization of long-term restricted stock and stock option incentive awards, increased directors and officers insurance costs and higher executive recruiting expenses offset somewhat by lower executive salaries in 2003 due to the change in roles from executive to non-executive status of the Company’s chairman and vice-chairman in February 2003, as such costs were charged against the $19,712 severance liability established during the first quarter of 2003. The severance charges recorded in 2003 are discussed further below.

Other expenses for the three months ended September 30, 2003 primarily include development personnel and associated costs not allocable to development projects.

Equity in income (losses) of unconsolidated real estate entities increased from losses of $441 in 2002 to income of $60 in 2003. This increase was primarily due to the continued lease-up of the properties held by the entities.

Stabilized Communities

Rental and other revenues decreased $2,033 or 3.5% from 2002 to 2003. This decrease resulted primarily from a 4.7% decline in the average monthly rental rate per apartment unit. The decline in average rental rate resulted in a revenue decrease of approximately $2,812 between periods. These declines were offset by lower up-front rental concessions of $392 and lower vacancy losses of $230. The decline in rental rates in 2003 reflects the effect of the soft economy on the Company’s primary markets coupled with a continuing supply of new apartment units. This trend was especially true for the Company’s largest markets, Atlanta, Georgia and Dallas, Texas, which experienced rental and other revenue declines of $1,502 and $391 for the three months ended September 30, 2003 and 2002, respectively.

Property operating and maintenance expenses (excluding depreciation and amortization) increased $203 or 1.0% between periods. This increase was primarily due to increased insurance expenses of $223 or 22.8% and increased repairs and maintenance expenses of $315 or 12.9% offset somewhat by decreased utility expenses of $376 or 22.1%. Insurance costs increased primarily due to higher premiums caused by the volatility in insurance markets in late 2002 caused by, among other things, increased terrorism risks and lower insurance company investment returns. Repairs and maintenance expenses increased primarily due to higher exterior painting costs between periods. Utility expenses decreased primarily due to the benefits associated with the conversion to the Company’s in-house water billing systems.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

The Operating Partnership reported a net loss available to common unitholders of $3,512 for the nine months ended September 30, 2003 compared to net income available to common unitholders of $45,139 for the nine months ended September 30, 2002. The Company reported a net loss available to common shareholders of $3,135 for the nine months ended September 30, 2003 compared to net income available to common shareholders of $39,649 for the nine months ended September 30, 2002. The decline in net income between the nine months ended September 30, 2003 and 2002 primarily reflected the impact of severance, proxy and asset impairment charges totaling $44,200 ($39,390 net of minority interest) recorded in the nine months ended September 30, 2003. Severance charges included $1,795 ($1,598 net of minority interest) recorded in the second quarter of 2003 related to the departures of two executive officers and $19,711 ($17,467 net of minority interest) related to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors. The proxy charge of $5,231 ($4,658 net of minority interest) reflected the legal, advisory and other costs associated with the proxy contest in the second quarter of 2003. The $5,231 charge also included the estimated legal and settlement costs associated with resolution of two derivative and purported class action lawsuits filed against the Company during the proxy contest. Asset impairment charges totaling $17,462 ($15,562 net of minority interest) were recorded under the provisions of SFAS No. 144 to write-down the cost of certain apartment communities to their estimated fair value. These charges are discussed in more detail in the section below titled, “Discontinued Operations”. In addition, the decline in net income reflects a decrease in fully stabilized communities operating performance and reduced earnings resulting from the Company’s asset sale and capital recycling program. The impact of these items is also discussed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Rental and other revenues increased $2,680 or 1.3% due to increased rental and other revenues of $10,672 from newly stabilized and lease-up communities offset by a decrease in rental and other revenues from fully stabilized communities of $6,895 (see discussion below) and sold communities of $745. Property operating and maintenance expenses (excluding depreciation and amortization) increased $4,423 or 5.1% primarily due to increased expenses from newly stabilized and lease-up communities as these expenses typically increase as property occupancy levels increase towards stabilized occupancy levels and as new lease-up properties are placed in service. Property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities increased $501 or 0.8% between periods (see discussion below).

The Company reported no net gains on property sales in continuing operations in 2003, as under the provisions of SFAS No. 144 all gains (losses) on sales of properties classified as held for sale subsequent to January 1, 2002 are classified as discontinued operations. The net gains on property sales included in continuing operations of $13,275 in 2002 resulted from the sale of two communities containing 540 units and one commercial property. These assets were all classified as assets held for sale at December 31, 2001. For the nine months ended September 30, 2003, the Company recognized net gains from discontinued operations of $35,102 ($31,283 net of minority interest) on the sale of two communities containing 1,009 units and a land parcel, reduced by losses of $4,757 ($4,239 net of minority interest) resulting from losses on the sale of certain land parcels and reserves to write-down to fair value one community and certain land parcels classified as held for sale. For the nine months ended September 30, 2002, the Company recognized net gains from discontinued operations of $18,065 ($15,875 net of minority interest) on the sale of five communities, containing 1,617 apartment units and one commercial property, reduced by losses totaling $9,502 ($8,355 net of minority interest) to reduce the carrying value of an apartment community, a commercial property and certain land parcels designated as held for sale to their fair value. See the section titled “Discontinued Operations” below for further discussion.

Depreciation expense increased $6,460 or 11.6% from 2002 to 2003 primarily due to increased depreciation on newly stabilized and lease-up properties as these properties were placed in service.

Interest expense increased $11,606 or 31.0% from 2002 to 2003 primarily due to a $7,955 reduction in capitalized interest to development properties between periods as the Company’s development pipeline transitioned to operating properties in late 2002 and early 2003. In addition to the impact of capitalized interest, the remaining increase in interest expense from continuing operations results from more of overall interest being reflected in discontinued operations in 2002 as compared to 2003. Excluding the reduction in capitalized interest between periods, the combined interest expense in continuing and discontinued operations was relatively flat between periods.

General and administrative expenses decreased $283 or 2.6% from 2002 to 2003 primarily due to lower executive salaries and associated costs due to the change in roles from executive to non-executive status of the Company’s chairman and vice-chairman in February 2003, as such costs were charged against the $19,712 severance reserve established during the first quarter of 2003. These lower salaries and associated costs were offset somewhat by higher third quarter 2003 expenses related to incentive stock compensation awards, directors and officers insurance and recruiting expenses. The severance charges recorded in 2003 are discussed further below.

Other expenses of $844 in 2003 include legal expenses of $373 relating to board of directors governance and transition matters, the settlement cost of $100 relating to the bankruptcy of a former technology investment, losses of $152 on the disposal of the Company’s partial ownership interest in a corporate aircraft and $219 of development personnel and associated costs not allocable to development projects. Other expenses in 2002 represent the costs associated with the early extinguishment of indebtedness. This $136 amount was reclassified from its prior year presentation as an extraordinary item as a result of the current year implementation of SFAS No. 145.

The Company recorded severance and proxy charges of $21,506 and $5,231, respectively, in the nine months ended September 30, 2003. These charges are discussed in more detail below. No such charges were recorded in the comparable period of 2002.

Equity in income (losses) of unconsolidated real estate entities increased from a loss of $1,284 in 2002 to income of $7,768 in 2003. This increase was primarily due to the recognition of the Company’s share of a gain of $8,395 resulting from the sale of an apartment community by one of the limited liability companies accounted for on the equity method (see note 3 to the consolidated financial statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Stabilized Communities

Rental and other revenues decreased $6,895 or 4.0% from 2002 to 2003. This decrease resulted primarily from a 5.2% decline in the average monthly rental rate per apartment unit. The decline in average rental rate resulted in a revenue decrease of approximately $9,712 between periods. The aggregate decline in revenues related to other property fees totaled $703. These declines were offset by lower up-front rental concessions of $1,248 and lower vacancy losses of $2,272. The decline in rental rates in 2003 reflects the effect of the soft economy on the Company’s primary markets coupled with a continuing supply of new apartment units. This trend was especially true for the Company’s largest markets, Atlanta, Georgia and Dallas, Texas, which experienced rental and other revenue declines of $4,889 and $1,236, respectively, between periods.

Property operating and maintenance expenses (excluding depreciation and amortization) increased $501 or 0.8% from 2002 to 2003. Increased repairs and maintenance expenses of $603 or 8.9%, increased insurance expenses of $640 or 21.6% and increased promotional expenses of $355 or 10.7% were offset by decreased personnel expenses of $415 or 2.7% and decreased utility expenses of $711 or 15.9%. The increase in repairs and maintenance expenses primarily reflects increased exterior painting and exterior repairs between periods. Insurance costs increased primarily due to higher premiums caused by the volatility in insurance markets in late 2002 caused by, among other things, increased terrorism risks and lower insurance company investment returns. Promotional expenses increased primarily due to increased locator fees paid to brokers as a result of occupancy increases between periods. Utility expenses decreased primarily due to the benefits associated with the conversion to the Company’s in-house water billing system.

Discontinued Operations

In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.

For the three and nine months ended September 30, 2003, income from discontinued operations included the results of operations of 11 communities, containing 5,175 units, classified as held for sale at September 30, 2003 and the results of operations of communities sold in 2003 through their sale date. For the three and nine months ended September 30, 2002, income from discontinued operations included the results of operations of all communities classified as held for sale at September 30, 3003, communities sold in 2003 and the results of operations of communities and commercial properties sold in 2002 through their sale dates.

The revenues and expenses of these communities for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Rental	$9,918	$14,085	$32,837	$46,746
Other	510	644	1,521	2,025

Total revenues	10,428	14,729	34,358	48,771

Expenses
Property operating and maintenance (exclusive of items shown separately below)	4,196	5,772	13,482	18,966
Depreciation	1,610	2,816	6,276	8,640
Interest	1,361	2,240	4,584	7,572
Asset impairment charge	—	—	14,118	—

Total expenses	7,167	10,828	38,460	35,178

Income (loss) from discontinued operations before minority interest	3,261	3,901	(4,102)	13,593
Minority interest	(336)	(475)	518	(1,656)

Income (loss) from discontinued operations	$2,925	$3,426	$(3,584)	$11,937

The decrease in revenues and expenses between periods results from the timing and size of the communities sold.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

During the third quarter of 2003, the Company reclassified an impairment loss of $14,118 from continuing operations to discontinued operations. The impairment loss, originally recorded in the first quarter 2003, related to the write-down of the cost of the Company’s apartment community located in Phoenix, Arizona to its estimated fair value. The reclassification of the impairment loss to discontinued operations in the nine months ended September 30, 2003, reflects the designation of this community as held for sale during the third quarter of 2003.

For the three months ended September 30, 2003, the Company recognized net losses from discontinued operations of $3,344 ($2,999 net of minority interest), resulting from the reserve to write-down to fair value one community containing 474 units classified as held for sale during the period reduced by gains of $185 ($166 net of minority interest) from the sale of land. For the nine months ended September 30, 2003, the Company recognized net gains from discontinued operations of $35,102 ($31,283 net of minority interest) on the sale of two communities containing 1,009 units and a land parcel, reduced by losses of $4,757 ($4,239 net of minority interest) resulting from losses on the sale of certain land parcels and reserves to write-down to fair value one community and certain other land parcels classified as held for sale.

For the three months ended September 30, 2002, the Company recognized net losses from discontinued operations of $2,170 ($1,906 net of minority interest) on the sale of one apartment community and reserves to write-down to fair value certain other land parcels classified as held for sale during the period. For the nine months ended September 30, 2002, the Company recognized net gains from discontinued operations of $18,065 ($15,875 net of minority interest) on the sale of five apartment communities, containing 1,617 units and one commercial property offset by losses of $9,502 ($8,355 net of minority interest) to write-down to fair value an apartment community, a commercial property and certain parcels classified as held for sale during the period.

Severance and Proxy Charges

In the second quarter of 2003, the Company recorded severance charges of $1,795 ($1,598 net of minority interest) relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. In addition, the Company recorded the actual and estimated costs associated with the recently concluded proxy contest of $5,231 ($4,658 net of minority interest). In the first quarter of 2003, the Company recorded severance charges of $19,711 ($17,467 net of minority interest) relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors.

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

As discussed above, the Company recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the period from the date of the charges through September 30, 2003:

Aggregate severance charges	$21,506
Payments for period	(2,173)
Interest accretion	627

Accrued severance charges on September 30, 2003	$19,960

Substantially all of these remaining amounts will be paid over the terms of the former executives employment contracts (10 to 13 years).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Proxy and related costs of $5,231 represent the actual and estimated legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the contested proxy contest initiated in April 2003 by the Company’s former chairman and current chairman emeritus of the board of directors. Additionally, the $5,231 amount includes the estimated legal and settlement costs associated with the resolution of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits are expected to be settled subsequent to September 30, 2003. Through September 30, 2003, substantially all of the proxy and related costs have been paid.

Outlook

For the fourth quarter of 2003, management expects a moderation in the rate of decline in rental and other revenues from fully stabilized communities compared to the prior year period. Because of continued cost control efforts in 2003, management expects modest full year increases in fully stabilized community operating expenses primarily driven by projected full year increases in property taxes and insurance expenses offset by reductions in personnel and utility costs. In light of the expectation of decreased revenues and modestly higher operating expenses for the full year of 2003, management expects stabilized community net operating income to continue to show period over period declines when compared to 2002.

For the fourth quarter of 2003, management expects same store property net operating income to be flat to slightly lower as compared to the third quarter of 2003, driven primarily by lower rent and upfront fees as leasing efforts are anticipated to be impacted by the traditionally slower fall and winter seasons.

In the fourth quarter of 2003, management has forecasted the sale of two apartment communities held for sale at September 30, 2003. These sales are expected to generate accounting gains in excess of gains recognized in the fourth quarter of 2002.

Management expects interest expense in the fourth quarter of 2003 to be lower than in the third quarter of 2003 due to the repayment on October 1, 2003 of $100,000 of 7.25% senior unsecured notes with lower rate line of credit borrowings, offset somewhat by anticipated permanent debt financing on assets owned by joint ventures. Management expects general, administrative and other expenses to increase in the fourth quarter of 2003 resulting from the amortization of third quarter restricted stock and stock option awards and the expensing of previously capitalized development personnel and related costs.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities declined from $97,388 in the nine months ended September 30, 2002 to $88,333 in the nine months ended September 30, 2003 primarily due to lower operating earnings, excluding gains from property sales, from the Company’s property portfolio.

Net cash provided by investing activities increased from a net use of $26,035 in the nine months ended September 30, 2002 to net cash provided by investing activities of $151,637 in the nine months ended September 30, 2003 primarily due to reduced development and construction expenditures in 2003 and the net repayment of construction loan advances and cash distributions from unconsolidated real estate entities in 2003, partially offset by reduced proceeds from wholly-owned asset sales between periods.

Net cash used in financing activities increased from $71,110 in the nine months ended September 30, 2002 to $242,145 in the nine months ended September 30, 2003 primarily due to the increased repayment of outstanding debt in 2003 compared to 2002. The proceeds used to repay consolidated debt balances were generated from asset sale proceeds and through the repayment of construction loan advances and cash distributions from unconsolidated entities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Through June 30, 2003, the Company met its short-term liquidity requirement of funding the payment of its current level of quarterly dividends to shareholders from its net cash flow provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. In the third quarter of 2003, the Company’s net cash flow from operations, reduced by annual capital expenditures discussed above, was not sufficient to fully fund the Company’s current level of dividend payments to common shareholders by approximately $3,000. For the fourth quarter of 2003, the Company’s net cash flow from operations, reduced by annual capital expenditures, is also expected to be insufficient to fund the Company’s current dividend level by approximately $3,000 to $4,000. The Company currently intends to use a combination of proceeds from asset sales and line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s current quarterly dividend to common shareholders of $0.45 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

Management expects the Company to meet its construction and development and certain of its other long-term liquidity requirements, including maturities of long-term debt and lines of credit, debt and equity commitments to unconsolidated entities (summarized in the Company’s Form 10-K for the year ended December 31, 2002) and possible land and property acquisitions through the selective sale of operating properties and through long-term secured and unsecured borrowings. Management believes the Company has adequate borrowing capacity and access to real estate sales markets to fund these requirements. Subsequent to September 30, 2003, the Company utilized its available borrowing capacity under its unsecured lines of credit to retire its $100,000 of 7.25% senior unsecured notes maturing in October 2003. The capacity under the lines of credit was created primarily through proceeds from property sales. Additionally, in prior years the Company has utilized equity joint ventures as a means of raising capital and reducing the size and exposure of its development property pipeline. The Company may continue to use joint venture arrangements in future years as a source of capital and to reduce its exposure to certain risks of its future development pipeline.

As previously discussed, the Company intends to use the proceeds from the sale of operating properties as the primary source of capital to fund its current and future development and acquisition expenditures. The Company began an active asset sale and capital recycling program in 2000 as the primary means to fund its on-going community development program. Total funds raised in fiscal 2002 and fiscal 2001 were $182,216 and $220,122, respectively. In the nine months ended September 30, 2003, the Company sold two apartment communities, containing 1,009 apartment units, and certain land parcels for net proceeds of $99,858. Additionally in 2003, the Company received net proceeds of approximately $75,000 (including the repayment of the construction loan from the venture) from the sale of one apartment community held in an unconsolidated entity.

In the third quarter of 2003, the Company initiated marketing efforts to sell 11 apartment communities containing 5,175 units, with estimated gross proceeds ranging from $340,000 to $350,000. The estimated closing dates of the 11 communities range from the fourth quarter of 2003 to the second quarter of 2004. The 11 communities are located in Atlanta, Georgia, Dallas, Texas, Phoenix, Arizona and Orlando, Florida. The proceeds from these sales are expected to be used to fund future development expenditures, future property acquisitions, future debt reduction and to opportunistically repurchase the Company’s preferred and common stock. The sale also may generate significant taxable capital gains. The Company expects to be able to use its regular quarterly dividend, as well as other tax planning strategies, to pay out or otherwise mitigate the impact of these taxable capital gains, but also may evaluate a special dividend in 2004. In connection with the sale of six of the properties discussed above, the Company expects that the purchaser(s) will acquire those properties subject to a combined total of approximately $119 million of tax-exempt mortgage debt. These sales are part of the Company’s plans to focus its operations on fewer markets, maintain the low average age and high quality of the portfolio and reduce the Company’s market concentrations in Atlanta, Georgia and Dallas, Texas.

One of the 11 properties discussed above, a 166-unit apartment community, located in Atlanta, GA, is currently under contract to be sold to an entity controlled by L. Barry Teague, a unitholder who served as a director of the Company from February 2003 to September 2003. Mr. Teague was the high bidder for the asset in an auction sales process conducted by a third-party broker. The contract with Mr. Teague stipulates that approximately 40% of the $13,000 purchase price will consist of a redemption of a portion of Mr. Teague’s partnership units in the Operating Partnership that owns substantially all of the Company’s assets. Partnership units are convertible, on a one-for-one basis, into shares of the Company, or into cash at the Company’s option. The redemption price per unit has been set at $24.83, which is a discount of 10% to the average daily closing price of the Company’s common stock on the New York Stock Exchange for the twenty consecutive trading days prior to the effective date of the contract.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

As of September 30, 2003, adjusted for line of credit borrowings used to retire $100,000 of senior unsecured notes on October 1, 2003 (see below), the Company had available credit facility borrowing capacity of approximately $200,000 under its existing $320,000 revolving credit facility and its $20,000 cash management credit facility. The Company’s primary credit facility with total capacity of $320,000 and the $20,000 cash management facility mature in April 2004. Management currently expects to renew its primary credit facility with a capacity of $300,000 or more. Additionally, management expects to renew its $20,000 cash management credit facility. Management believes it will have adequate capacity under its facilities to execute its remaining 2003 and 2004 business plans without a significant level of additional asset sales or other secured and unsecured debt financings.

In the third quarter of 2003, the Company’s unsecured public debt ratings were downgraded by Moody’s Investor Service from Baa2 to Baa3. The Company’s current unsecured debt ratings are BBB by Standard & Poor’s and Baa3 by Moody’s Investors Service. The Company continues to be rated investment grade by both rating agencies. Under the terms of the Company’s credit facility, the interest rate on borrowings will remain at LIBOR plus 0.85% as the interest rate is based on the higher of the Company’s unsecured debt ratings (in a situation where the Company has split ratings). A lowering of the Company’s unsecured public debt ratings by one rating level by Standard & Poor’s would lead to increased pricing under its credit facility to LIBOR plus 1.10%. Downgrades may also increase the pricing of new issuances of public unsecured debt. Management does not anticipate that the downgrade by Moody’s Investor Service will materially affect the Company’s ability to obtain the requisite level of debt financing needed to finance its business plan. Should the Company not maintain its investment grade credit ratings, its total dividend payout, exclusive of the portion of the dividend attributable to capital gains from asset sales up to $30,000, would be limited to 95% versus 100% of consolidated income available for distribution, as defined. Management believes the Company’s current business plan and financing strategy are consistent with the fundamentals of maintaining its investment grade ratings.

Unsecured Lines of Credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit lead by Wachovia Bank (the “Revolver”), for its short-term financing needs. At September 30, 2003, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt (see the discussion in the previous section regarding changes in the Company’s credit ratings and the impact on the interest rate under the credit facility). The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004 however, management expects to renew this facility prior to its maturity. The Company currently expects that this line will be renewed with a total capacity of $300,000 or more.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in April 2004. At September 30, 2003, the Company has issued letters of credit to third parties totaling $963 under this facility.

Debt Retirements

Upon their maturity on October 1, 2003, the Company repaid $100,000 of its 7.25% senior unsecured notes using borrowings under its unsecured lines of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Stock Repurchase Program

Subsequent to September 30, 2003, the Company’s Board of Directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common stock or preferred stock at market prices from time to time through December 31, 2004. Under a previous program, which expired in September 2003, the Company repurchased 3,127,600 shares of common stock and 100,000 shares of preferred stock over a two-year period at an aggregate cost of approximately $119,226. The Company acquired no common or preferred stock in the nine months ended September 30, 2003. Management has indicated it will be opportunistic with respect to additional share repurchases and intends to finance additional repurchases with asset sale proceeds rather than additional borrowings.

Schedule of Indebtedness

The following table reflects a summary of the Company’s indebtedness at September 30, 2003 and December 31, 2002:

				Maturity	September 30,	December 31,
Description	Payment Terms	Interest Rate		Date (1)	2003	2002

Unsecured Notes
Senior Notes	Int.	6.11% - 7.70%		2003-2010	$385,000	$385,000
Medium Term Notes	Int.	6.69% - 8.12%	(2)	2004-2015	323,000	323,000

					708,000	708,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85%	(3)	2004	35,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	5,301	11,369

					40,301	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(4)	2029	99,800	101,100
Other	Prin. and Int.	5.50% - 7.69%		2007-2013	192,799	194,706

					292,599	295,806

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.08%	(5)	2025	214,380	214,380

Total					$1,255,280	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At September 30,2003, the weighted average interest rate was 1.98%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at September 30, 2003 before credit enhancements. At September 30, 2003, the Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

Capitalization of Fixed Assets and Community Improvements

The Company has a policy of capitalizing certain of those expenditures relating to the acquisition of new assets and the development and construction of new apartment communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. The Company expenses as incurred all interior and exterior painting of communities.

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

A summary of community development improvements and other capitalized expenditures for the three and nine months ended September 30, 2003 and 2002 is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

New community development and acquisition activity	$2,991	$25,533	$22,823	$118,293
Non-recurring capital expenditures
Revenue generating additions and improvements (1)	105	340	837	1,306
Other community additions and improvements (2)	1,055	810	3,231	2,075
Recurring capital expenditures
Carpet replacements and other community additions and improvements (3)	2,996	2,584	6,982	7,315
Corporate additions and improvements	182	375	521	923

	$7,329	$29,642	$34,394	$129,912

Other Data
Capitalized interest	$225	$2,753	$3,338	$11,293

Capitalized personnel and associated costs (4)	$387	$1,266	$1,566	$3,995

(1)	Represents expenditures for major renovations of communities, water sub-metering equipment and other unit upgrade costs that enhance the rental value of such units.

(2)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(3)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(4)	Reflects personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Current Development Activity

The Company has under construction or in initial lease-up two new communities that will contain an aggregate of 468 units upon completion. The Company’s communities under development or in initial lease-up are summarized in the following table:

		Estimated	Amount			Estimated
		Construction	Spent	Quarter of	Quarter of	Quarter of	%	%
	Number of	Cost	As of	Construction	First Units	Stabilized	Leased	Occupied
Metropolitan Area	Units	($ in millions)	9/30/2003	Start	Available	Occupancy (1)	11/1/2003	11/1/2003

Wholly Owned Construction/Lease-up Communities
New York City, NY
Post ToscanaTM	199	92	92	1Q '02	1Q '03	2Q '04	79.4%	74.9%

Subtotal Wholly-Owned Construction/Lease-up Communities	199	$92	$92

Co-Investment Construction/Lease-up Communities
Washington D.C.
Post Massachusetts AvenueTM (2)	269	72	72	2Q '01	4Q '02	4Q '03	86.6%	84.4%

Subtotal Co-Investment Construction/Lease-up Communities	269	$72	$72

Construction Totals	468	$164	$164

less Partners’ Portion		$(47)	$(47)

Post Properties’ Funding Commitment		$117	$117

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	This community is being developed in a joint venture accounted for under the equity method (Post equity ownership is 35%).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Funds from Operations and Funds Available for Distribution

The Company uses the National Association for Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is defined by NAREIT as net income (loss) available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. In October 2003, NAREIT issued additional guidance modifying the definition of FFO. The first modification revised the treatment of asset impairment losses and impairment losses incurred to write-down assets to their fair value at the date assets are classified as held for sale, to include such losses in FFO. Previously such losses were excluded from FFO consistent with the treatment of gains on property sales. The second modification clarified the treatment of original issue costs and premiums paid on preferred stock redemptions to deduct such costs and premiums in determining FFO available to common shareholders. This modification was consistent with the recently clarified treatment of these costs under GAAP. The Company has adopted the modifications to the definition of FFO effective with its reported results for the period ended September 30, 2003. Prior period and prior year presentations of FFO have been restated to conform with the revised definition of FFO. FFO is a supplemental non-GAAP financial measure. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

The Company also uses FFO as an operating measure. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time. NAREIT stated in its April 2002 White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” As a result, the concept of FFO was created by NAREIT for the REIT industry to provide an alternate measure. Since the Company agrees with the concept of FFO and appreciates the reasons surrounding its creation, management believes that FFO is an important supplemental measure of operating performance. In addition, since most equity REITs provide FFO information to the investment community, the Company believes FFO is a useful supplemental measure for comparing the Company’s results to those of other equity REITs. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income available to common shareholders” is the most directly comparable GAAP measure to FFO.

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

FFO and FAD should not be considered as an alternative to net income available to common shareholders (determined in accordance with GAAP) as an indicator of the Company’s financial performance. While management believes that FFO and FAD are important supplemental non-GAAP financial measures, management believes it is also important to stress that FFO and FAD should not be considered as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity. Further, FFO and FAD are not necessarily indicative of sufficient cash flow to fund all of the Company’s needs or ability to service indebtedness or make distributions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

A reconciliation of net income available to common shareholders to FFO and FAD is provided below.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002 (1)	2003 (1)	2002 (1)

Net income available to common shareholders	$(4,514)	$3,291	$(3,135)	$39,649
Minority interest of common unitholders — continuing operations	(457)	244	(3,160)	2,791
Minority interest in discontinued operations (2)	11	211	2,783	2,699
Gains on property sales — continuing operations	—	—	—	(13,275)
Gains on property sales — unconsolidated entities	—	—	(8,395)	—
Losses (gains) on properties held for sale and sold — discontinued operations (excluding asset impairment charges)	(185)	321	(33,690)	(18,065)
Depreciation on wholly-owned real estate assets, net (3)	21,571	20,904	64,555	60,635
Depreciation on real estate assets held in unconsolidated entities	333	336	1,236	736

Funds from operations available to common shareholders	16,759	25,307	20,194	75,170
Recurring capital expenditures	(2,996)	(2,584)	(6,982)	(7,315)
Non-recurring capital expenditures	(1,055)	(810)	(3,231)	(2,075)

Funds available for distribution to common shareholders (4)	$12,708	$21,913	$9,981	$65,780

Cash flow provided by (used in):
Operating activities	$34,711	$35,242	$88,333	$97,388
Investing activities	$(7,260)	$(39,936)	$151,637	$(26,035)
Financing activities	$(27,538)	$213	$(242,145)	$(71,110)
Weighted average shares outstanding — basic	37,840,954	35,913,074	37,522,832	36,897,867
Weighted average shares and units outstanding — basic	42,189,895	42,031,962	42,102,260	42,016,755
Weighted average shares outstanding — diluted	37,857,411	36,916,835	37,524,488	36,941,598
Weighted average shares and units outstanding — diluted	42,206,352	42,035,723	42,103,916	42,060,486

(1)	For the three and nine months ended September 30, 2002, FFO available to common shareholders has been restated from the prior year presentation to reflect a reduction of $1,849 and $9,502 for impairment losses on real estate assets resulting from the NAREIT modification of the definition of FFO. For the nine months ended September 30, 2003, FFO available to common shareholders has been restated to reflect a reduction of $14,118 for impairment losses on real estate recognized in the first half of 2003. Additionally, for the nine months ended September 30, 2002, FFO available to common shareholders has been restated from the prior year presentation to reflect a reduction of $136 for early debt extinguishment costs reclassified from extraordinary items to operating expenses under SFAS No. 145.

(2)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.

(3)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.

(4)	Since the Company does not add back the depreciation of non-real estate assets in its calculation of funds from operations, non-real estate related capital expenditures of $182 and $375 for the three months ended September 30, 2003 and 2002, respectively, and $521 and $923 for the nine months ended September 30, 2003 and 2002, respectively, are excluded from the calculation of funds available for distribution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2003, the Company had $165,101 of variable rate debt tied to LIBOR. In addition, the Company had $214,380 of variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

The table below provides information about the Company’s derivative financial instruments that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value

Interest Rate Swaps
Variable to fixed	$104,000 amortizing	6.04%	1 month LIBOR	7/31/09	$(13,519)
	to $90,270
Variable to fixed	$25,000	6.53%	3 month LIBOR	2/01/05	(1,750)
Interest rate cap	$107,190	5.00%	—	2/01/08	850
Interest rate cap	$107,190	5.00%	—	2/01/08	850

					$(13,569)

As more fully described in note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $99,800 FNMA borrowings and $25,000 medium-term notes effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at September 30, 2003, would increase or decrease by approximately $2,500 on an annualized basis.

Effective February 1, 2003, the Company entered into two interest rate cap arrangements with two separate financial institutions with notional amounts totaling $214,380. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Company’s variable rate, tax-exempt borrowings totaling $214,380. The Company is required to maintain this interest rate exposure protection under the terms of the financing arrangements. The $2,720 cost of the interest rate arrangements will be amortized as additional expense over their five-year term in accordance with SFAS No. 133.

There have been no material changes in the value of the Company’s fixed debt since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal accounting officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company, including Mr. Williams, and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. This lawsuit is expected to be settled subsequent to September 30, 2003.

On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. Mr. Williams was not named as a defendant in the lawsuit. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. This lawsuit is expected to be settled subsequent to September 30, 2003.

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

(a)	Exhibits

3.1(a)	Articles of Incorporation of the Company.
3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.
3.6	Bylaws of the Company (as Amended and Restated as of November 5, 2003).
4.1(d)	Indenture between the Company and SunTrust Bank, as Trustee.
4.2(d)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.
10.1	Restricted Stock Grant Certificate for Robert C. Goddard, III, dated July 17, 2003.
10.2	Non-Incentive Stock Option Certificate for Robert C. Goddard, III, dated July 17, 2003.
10.3	Form of Amendment No. 1 to Employment Agreement with David P. Stockert.
10.4	Form of Amendment No. 2 to Employment Agreement with Thomas D. Senkbeil.
11.1(e)	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) or
Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999.
(d)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.
(e)	The information required by this exhibit is included in note 5 to the consolidated financial statements.

(b)	Reports on Form 8-K

On August 5, 2003, the Registrants filed a Form 8-K including the Registrant’s earnings release and supplemental financial information package relating to the quarterly period ended June 30, 2003.

On August 6, 2003, the Registrants filed a Form 8-K including a schedule of supplemental financial information used internally to calculate net asset value.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC

November 14, 2003 (Date)	/s/ David P. Stockert David P. Stockert President and Chief Executive Officer (acting Principal Financial Officer)

November 14, 2003 (Date)	/s/ Arthur J. Quirk Arthur J. Quirk Senior Vice President and Controller, Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.	By: Post GP Holdings, Inc., its sole General Partner

November 14, 2003 (Date)	/s/ David P. Stockert David P. Stockert President and Chief Executive Officer (acting Principal Financial Officer)

November 14, 2003 (Date)	/s/ Arthur J. Quirk Arthur J. Quirk Senior Vice President and Controller, Chief Accounting Officer

EXHIBIT INDEX

3.1(a)	Articles of Incorporation of the Company.
3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.
3.6	Bylaws of the Company (as Amended and Restated as of November 5, 2003).
4.1(d)	Indenture between the Company and SunTrust Bank, as Trustee.
4.2(d)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.
10.1	Restricted Stock Grant Certificate for Robert C. Goddard, III, dated July 17, 2003.
10.2	Non-Incentive Stock Option Certificate for Robert C. Goddard, III, dated July 17, 2003.
10.3	Form of Amendment No. 1 to Employment Agreement with David P. Stockert.
10.4	Form of Amendment No. 2 to Employment Agreement with Thomas D. Senkbeil.
11.1(e)	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999.
(d)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.
(e)	The information required by this exhibit is included in note 5 to the consolidated financial statements.