Form 10-K
period 2003-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2004-03-15
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2003 was approximately $945,859,000. As of March 1, 2004 there were 39,611,948 shares of common stock, $.01 par value, outstanding.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Post Properties, Inc.	Yes [X]	No [ ]
Post Apartment Homes, L.P.	Yes [X]	No [ ]

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 27, 2004 are incorporated by reference in Part III.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

FINANCIAL INFORMATION

PART I

ITEM 1.	BUSINESS

THE COMPANY

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2003, approximately 53.5%, 18.6% and 7.9% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas and Tampa, Florida metropolitan areas, respectively. At December 31, 2003, the Company owned 28,081 apartment units in 72 apartment communities, including 666 apartment units in three communities held in unconsolidated entities and including 468 apartment units currently in lease-up in two apartment communities. The Company is a fully-integrated organization with multifamily development, operations and asset management expertise. The Company has approximately 930 employees, fourteen of whom are parties to a collective bargaining agreement.

The Company is a self-administrated and self-managed equity real estate investment trust (a “REIT”). In 1993, the Company completed an initial public offering of its common stock and a business combination involving entities under varying common ownership. Proceeds from the initial public offering were used by the Company, in part, to acquire a controlling interest in the Operating Partnership, the Company’s principal operating subsidiary, which was formed to succeed to substantially all of the ownership interest in a portfolio of 40 Post® multifamily apartment communities, all of which were developed by the Company and owned by affiliates of the Company, and to the development, leasing, landscaping and management businesses of the Company and certain other affiliates.

The Company’s and the Operating Partnership’s executive offices are located at 4401 Northside Parkway, Suite 800, Atlanta, Georgia 30327 and their telephone number is (404) 846-5000. Post Properties, Inc., a Georgia corporation, was incorporated on January 25, 1984, and is the successor by merger to the original Post Properties, Inc., a Georgia corporation, which was formed in 1971. The Operating Partnership is a Georgia limited partnership that was formed in July 1993 for the purpose of consolidating the operating and development businesses of the Company and the Post® apartment portfolio described herein.

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2003, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 91.3% of the common units in the Operating Partnership (the “Common Units”) and 63.6% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons (including directors of the Company) who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

As the sole shareholder of the Operating Partnership’s sole general partner, the Company has the exclusive power under the limited partnership agreement of the Operating Partnership to manage and conduct the business of the Operating Partnership, subject to the consent of a majority of the outstanding Common Units in connection with the sale of all or substantially all of the assets of the Operating Partnership or in connection with a dissolution of the Operating Partnership. The board of directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company. In general, the Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, until January 2044 without the approval of each limited partner who received Common Units of the Operating Partnership in connection with the

Post Properties, Inc.

Post Apartment Homes, L.P.

Company’s initial public offering. The Company’s indirect limited and general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage interest in the Operating Partnership and indirectly entitle the Company to vote on all matters requiring a vote of the Operating Partnership.

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership provides leasing, landscaping and property management services to third parties. Certain directors of the Company own 99%, collectively, of the voting common stock of Post Services, and the Operating Partnership owns 1% of the voting common stock and 100% of the nonvoting common stock of Post Services. The voting and nonvoting common stock held by the Operating Partnership represents 99% of the equity interests in Post Services. The voting common stock held by directors in Post Services is subject to an agreement that is designed to ensure that the stock will be held by one or more officers or directors of Post Services.

For taxable years ending on or before December 31, 2000, the Operating Partnership could not own more than 10% of the voting stock of Post Services without causing the Company to fail to qualify as a REIT for federal income tax purposes. This restriction no longer applies to the voting stock of a “taxable REIT subsidiary” as defined in the Internal Revenue Code. In prior years, the Company and Post Services filed an election to have Post Services treated as a taxable REIT subsidiary of the Company. This election will enable the Operating Partnership to acquire all of the voting stock of Post Services without jeopardizing the Company’s status as a REIT. Management believes the Operating Partnership will acquire the remaining interests of Post Services in 2004.

Business Strategy

The Company is pursuing a business strategy which is part of its larger mission: delivering superior satisfaction and value to the Company’s residents, associates and investors, with a vision to be the first choice in quality multifamily living.

While a number of the Company’s core business strategies, such as the cultivation and promotion of the Post® brand name and the Company’s resident service orientation have been and will continue to be cornerstones of its overall business plan, new elements of its business strategy have taken shape during 2003 and into 2004. Key elements of the Company’s business strategy are as follows:

Investment, Disposition and Acquisition Strategy

The Company’s investment, disposition and acquisition strategy is to shape and rebalance its real estate portfolio to achieve uniformly high-quality, low average age properties and cash flow diversification. The Company plans to achieve its objectives by reducing its concentration in Atlanta, Georgia and Dallas, Texas, while at the same time, building critical mass in other core markets, such as the greater Washington, DC area, where it currently lacks the portfolio size to achieve operating efficiencies and the full value of the Post® brand. The Company defines critical mass for this purpose as at least 2,000 apartment units or $200,000 of investment in a particular market. The Company’s goal ultimately is to reduce its concentration in Atlanta, GA, measured by dollars invested, to 25% to 30% of the portfolio.

The Company plans to achieve its objectives by selling its oldest and least competitively located properties, and may also consider selling joint venture interests in some of its core properties. The Company expects that this strategy will provide capital to reinvest in new communities in dynamic neighborhoods and may also allow for leveraged returns through joint venture structures that preserve Post® branded property and asset management.

The Company will focus in a limited number of major cities and build regional value creation capabilities, adding skilled personnel in order to more effectively pursue acquisitions, development, dispositions and selective multifamily for-sale (condominium) opportunities that are consistent with its high quality market niche. The Company’s near-term goal is to build up its regional value creation teams in Atlanta, Georgia (focusing on the Southeast), Washington, DC (focusing on that market and New York) and Dallas, Texas (focusing on the Southwest). Sales in 2003 of single assets in Austin, Texas, Pasadena, California and Phoenix, Arizona reduced the number of cities the Company is operating in from thirteen to ten. These sales reflect the Company’s objective to achieve greater depth in fewer core markets.

Key elements of the Company’s investment and acquisition strategy include instilling a disciplined team approach to development and acquisition decisions and selecting sites and properties in infill suburban and urban locations in strong primary markets that serve the higher end multifamily market. The Company will focus its development on the product types that are more affordable to the deepest segment of the upper end market in each city. The

Post Properties, Inc.

Post Apartment Homes, L.P.

Company will therefore look to develop more in-fill garden style communities in its sunbelt markets and urban and mix-use communities in those markets and submarkets with existing density and barriers to entry that warrant such communities. The Company’s apartment communities will be developed, constructed, and continually maintained and improved, consistent with uniformly high quality standards synonymous with the Post® brand. New acquisitions will be limited to properties that meet or that are expected to be repositioned and improved to meet Post’s high quality and location requirements. The Company will generally pursue acquisitions either to rebalance the portfolio, using asset sales proceeds, to redeploy capital in markets where critical mass is desired, or to pursue opportunistic purchases on a selective basis where market conditions warrant.

Post® Brand Name Strategy

The Post® brand name has been cultivated for more than 30 years, and its promotion has been integral to the success of the Company. For such a strategy to continue to work, the Company must develop and implement systems to achieve uniformly high quality and value throughout its operations. As a result of the Company’s efforts in developing and maintaining its communities, the Company believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company believes that it provides its residents with a high quality product and a high level of service through its uniformly high quality construction, selective infill suburban and urban locations, award-winning landscaping and numerous amenities, including controlled access, high-speed connectivity, on-site business centers, on-site courtesy officers, urban vegetable gardens and state of the art fitness centers at a number of its communities.

Key elements in implementing the Company’s brand name strategy include extensively utilizing the trademarked brand name, adhering to quality in all aspects of the Company’s operations, developing and implementing leading edge training programs, and coordinating the Company’s advertising programs to increase brand name recognition.

In 2004, the Company plans to roll out a new marketing campaign, new customer service initiatives designed to raise its high levels of resident satisfaction and new opportunities for community involvement, all intended to enhance what the Company believes today is a valuable asset.

Service and Associate Development Strategy

While the Company believes the Post® brand reflects the high quality of its communities, the Company also believes what differentiates Post is a culture of delivering a high level of resident service. The Company’s service orientation strategy includes utilizing independent third parties to regularly measure resident satisfaction and providing performance incentives to its associates linked to delivering a high level of service and enhancing resident satisfaction. The Company also plans to achieve its objectives by investing in the development and implementation of leading edge training programs focused on development of its associates, improving the quality of its operations and continuously improving the delivery of resident service. The Company recently hired an experienced Vice President of Career Development that will focus on fulfilling these objectives in 2004.

Operating Strategy

The Company believes it has been an innovator in the multifamily business throughout its more than 30 year history. The Company’s operating strategy includes striving to be an innovator, anticipating customer needs while achieving operating consistency across its properties. The Company also will continue to explore opportunities to improve processes and technology that drive efficiency in its business.

Financing Strategy

The Company’s financing strategy is to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company plans to achieve its objectives by generally maintaining total effective leverage (debt and preferred stock and units) as a percentage of undepreciated real estate asset value to a range of 50% to 55%, by generally limiting variable rate indebtedness as a percentage of total indebtedness to no more than 20% to 25% of aggregate indebtedness, and by maintaining adequate liquidity through its unsecured line of credit. At December 31, 2003, the Company’s total effective leverage (debt and preferred stock and units) as a percentage of undepreciated real estate asset value, and its total variable rate indebtedness as a percentage of total indebtedness were within these ranges. In January 2004, the Company renewed its unsecured revolving line of credit and increased its borrowing capacity under this facility by $30,000 to $350,000.

Post Properties, Inc.

Post Apartment Homes, L.P.

Operating Divisions

The major operating divisions of the Company include Post Apartment Management, Post Investment Group and Post Corporate Services. Each of these operating divisions is discussed below.

Post Apartment Management

Post Apartment Management is responsible for the day-to-day operations of all Post® communities including community leasing, property management, personnel recruiting, training and development, maintenance and security. Post Apartment Management also conducts short-term corporate apartment leasing activities and is the largest division in the Company (based on the number of employees).

Post Investment Group

Post Investment Group is responsible for all development, acquisition, disposition and asset management activities of the Company. For development, this includes site selection, zoning and regulatory approvals, project design and construction management. This division is also responsible for apartment community acquisitions as well as property dispositions and strategic joint ventures that the Company undertakes as part of its investment strategy. Within the asset management area, the division recommends and executes major value added renovations and redevelopments of existing communities as well as direction for investment levels within each city and any new geographic market areas and new product types that the Company may consider.

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

Operating Segments

The Post Apartment Management division and the Company manage the owned apartment communities based on the operating segments associated with the various stages in the apartment ownership lifecycle. The Company’s primary operating segments are described below. In addition to these segments, all commercial properties and other ancillary service and support operations are reviewed and managed separately and in the aggregate by Company management.

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the current or prior year and not reflected as discontinued operations (see notes 1 and 5 to the consolidated financial statements included herein).

A summary of segment operating results for 2003, 2002 and 2001 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Operating Subsidiaries

In periods prior to December 31, 2001, the Company provided third party asset management and leasing services for multifamily properties not operated under the Post® name through RAM Partners, Inc. (“RAM”). Additionally in prior periods, the Company provided landscape installation and maintenance services to third parties through Post Landscape Services, Inc. (“Post Landscape”). In the fourth quarter of 2001, the net assets and operating businesses of RAM and Post Landscape were sold to their respective management teams. The Company and the Operating Partnership no longer provide these services to unaffiliated third parties. The sale of these entities reflected management’s decision to focus its continuing efforts on its core business of owning, developing and managing Post® brand multifamily real estate assets and to do so with a smaller workforce and less overhead expenses.

Post Properties, Inc.

Post Apartment Homes, L.P.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 1999 through December 31, 2003, the Company and its affiliates have developed and completed 10,000 apartment units in 31 apartment communities, and sold 28 apartment communities containing an aggregate of 9,882 apartment units. The Company did not acquire any apartment communities during the five-year period from January 1, 1999 through December 31, 2003. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally ranged from seven to twelve years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2003	2002	2001	2000	1999

Units developed and completed	468	2,140	2,651	2,786	1,955
Units sold	(2,236)	(2,665)	(2,799)	(1,984)	(198)
Total units completed and owned by the Company and its affiliates (including units held for sale)	28,081	29,849	30,374	30,522	29,720
Total rental revenues from continuing operations (in thousands)	$279,325	$275,605	$293,836	$294,654	$252,931

Current Development and Lease-Up Activity

At December 31, 2003, the Company had in initial lease-up two new communities containing 468 apartment units and had no communities under development. The Company’s communities in initial lease-up are summarized in the following table.

		Estimated	Amount			Estimated
	Number	Construction	Spent	Quarter of	Quarter of	Quarter of	%	%
	of	Cost	As of	Construction	First Units	Stabilized	Leased	Occupied
Metropolitan Area	Units	($ in millions)	12/31/2003	Start	Available	Occupancy(1)	2/28/2004	2/28/2004

Wholly-Owned Construction/Lease-up Communities
New York City, NY
Post Toscana™	199	$92	$92	1Q ’02	1Q ’03	1Q ’04	94.5%	89.4%

Subtotal Wholly-Owned Construction/Lease-up Communities	199	$92	$92

Co-Investment Construction/Lease-up Communities
Washington D.C.
Post Massachusetts Avenue™ (2)	269	$72	$72	2Q ’01	4Q ’02	1Q ’04	90.0%	89.2%

Subtotal Co-Investment Construction/Lease-up Communities	269	$72	$72

Construction Totals	468	$164	$164

Less Partners’ Portion		$(47)	$(47)

Post Properties’ Funding Commitment		$117	$117

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	This community was being developed as a joint venture (Company equity ownership is 35%).

At December 31, 2003, the Company had one project located in the Washington D.C. area in the predevelopment stage. The Company expects to begin development and construction of the project in 2004.

Competition

All of the Company’s apartment communities are located in developed markets that include other upscale apartments owned by numerous public and private companies. Some of these companies may have substantially greater resources and greater access to capital than the Company, allowing them to grow at rates greater than the Company. The number of competitive upscale apartment properties and companies in a particular market could have a material effect on the Company’s ability to lease apartment units at its apartment communities or at any newly developed or acquired communities and on the rents charged. In addition, other forms of residential

Post Properties, Inc.

Post Apartment Homes, L.P.

properties, including single family housing, condominiums and town homes, provide housing alternatives to potential residents of upscale apartment communities.

The Company competes for residents based on its high level of resident service, the quality of its apartment communities (including its landscaping and amenity offerings) and the desirability of its locations. Resident leases at its apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities. The Company does not seek to compete solely on the basis of providing the low-cost solution for all residents.

Americans with Disabilities Act

The Company’s apartment communities and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s apartment communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company believes that its properties comply, in all material respects, with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Company’s results of operations and financial condition could be adversely affected.

Environmental Regulations

The Company is subject to federal, state and local environmental laws, ordinances, and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment communities.

The Company has instituted a policy that requires an environmental investigation of each property that it considers for purchase or that it owns and plans to develop. The environmental investigation is conducted by a qualified third party environmental consultant in accordance with recognized industry standards. The environmental investigation report is reviewed by the Company and counsel prior to purchase and/or development of any property. If the environmental investigation identifies evidence of potentially significant environmental contamination that merits additional investigation, sampling of the property is performed by the environmental consultant.

If necessary, remediation or migration of contamination, including removal of underground storage tanks, is undertaken either prior to development or at another appropriate time. When performing remediation activities, the Company is subject to a variety of environmental requirements. In some cases, the Company obtains state approval of the selected remediation measures by entering into voluntary environmental cleanup programs administered by state agencies.

In developing properties and constructing apartments, the Company utilizes independent environmental consultants to determine whether there are any flood plains, wetlands or other environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, development and construction work is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements. If wetlands or other environmentally sensitive areas are identified, the Company plans and conducts its development and construction activities and obtains the necessary permits and authorizations in compliance with applicable legal standards. In some cases, however, the presence of wetlands and/or other environmentally sensitive areas could preclude, severely limit, or otherwise alter the proposed site development and construction activities.

Storm water discharge from a construction site is subject to the storm water permit requirements mandated under the Clean Water Act. In most jurisdictions, the state administers the permit programs. The Company currently anticipates that it will be able to obtain and materially comply with any storm water permits required for new development. The Company has obtained and is in material compliance with the construction site storm water permits required for its existing development activities.

The Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. sec. 9601 et seq. (“CERCLA”), and comparable state laws subject the owner or operator of real property or a facility to claims or liability for the costs of removal or remediation of hazardous substances that are released at, in, on, under, or from real property or a facility. In addition to claims for cleanup costs, the presence of hazardous substances on or the release of hazardous substances from a property or a facility and persons who arranged for off-site disposal activities

Post Properties, Inc.

Post Apartment Homes, L.P.

could result in a claim by a private party for personal injury or property damage or could result in a claim from a governmental agency for other damages. Liability under CERCLA and comparable state laws can be imposed on the owner or the operator of real property or a facility without regard to fault or even knowledge of the release of hazardous substances and other regulated materials on, at, in, under, or from the property or facility. Environmental liabilities associated with hazardous substances also could be imposed on the Company under other applicable environmental laws, such as the Resource Conservation and Recovery Act (and comparable state laws), or common-law principles. The presence of hazardous substances in amounts requiring response action or the failure to undertake necessary remediation may adversely affect the owner’s ability to use or sell real estate or borrow money using such real estate as collateral.

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

The Company has not been notified by any governmental authority of any material noncompliance, claim, or liability in connection with environmental conditions associated with any of its apartment communities. The Company has not been notified of a material claim for personal injury or property damage by a private party relating to any of its apartment communities in connection with environmental conditions. The Company is not aware of any environmental condition with respect to any of its apartment communities that could be considered to be material.

It is possible, however, that the environmental investigations of our properties might not have revealed all potential environmental liabilities associated with the Company’s real property and its apartment communities or might have underestimated any potential environmental issues identified in the investigations. It is also possible that future environmental laws, ordinances, or regulations or new interpretations of existing environmental laws, ordinances, or regulations will impose material environmental liabilities on the Company; the current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company; or our residents and/or commercial tenants may engage in activities prohibited by their leases or otherwise expose the Company to liability under applicable environmental laws, ordinances, or regulations. The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any such environmental liabilities, or responding to any changed environmental conditions could materially adversely affect the Company’s financial conditions and results of operations.

Where You Can Find More Information

The Company makes its annual report on Form l0-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available (free of charge) on or through its Internet website, located at http://www.postproperties.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

Post Properties, Inc.

Post Apartment Homes, L.P.

RISK FACTORS

The following risk factors apply to the Company and the Operating Partnership. All indebtedness described in the risk factors has been incurred by the Operating Partnership.

Unfavorable Changes in Apartment Markets and Economic Conditions Could Adversely Affect Occupancy Levels and Rental Rates.

Market and economic conditions in the various metropolitan areas of the United States where the Company operates, particularly Atlanta, Georgia, Dallas, Texas and Tampa, Florida where a substantial majority of the Company’s apartment communities are located, may significantly affect occupancy levels and rental rates and therefore profitability. Factors that may adversely affect these conditions include the following:

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

Development and Construction Risks Could Impact the Company’s Profitability.

The Company intends to continue to develop and construct apartment communities. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

•	the Company may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs;

•	the Company may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs, which could make completion of the property uneconomical, and the Company may not be able to increase rents to compensate for the increase in construction costs;

•	the Company intends to concentrate its attention on fewer markets and reduce annual development expenditures, and it may abandon development opportunities that it has already begun to explore, and it may fail to recover expenses already incurred in connection with exploring those opportunities;

•	the Company has been and may continue to be unable to complete construction and lease-up of a community on schedule and meet financial goals for development projects;

•	because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, the Company may be unable to meet its profitability goals for that community; and

•	land costs and construction costs have been increasing in the Company’s existing markets, and may continue to increase in the future and, in some cases, the costs of upgrading acquired communities have, and may continue to, exceed original estimates and the Company may be unable to charge rents that would compensate for these increases in costs.

Post Properties, Inc.

Post Apartment Homes, L.P.

Members of the Company’s Board of Directors may have Conflicts of Interest because there could be Adverse Tax Consequences Upon the Sale or Refinancing of some of the Operating Partnership’s Apartment Communities.

Limited partners of the Operating Partnership may suffer different and more adverse tax consequences than the Company upon the sale or refinancing of some of the Operating Partnership’s apartment communities. These limited partners, including two of the Company’s directors, may have different objectives regarding the appropriate pricing and timing of any sale or refinancing of certain apartment communities. One of these directors has announced that he will not stand for re-election as a director at the Company’s next annual shareholder’s meeting in May 2004. While the Company, through wholly-owned subsidiaries, has the exclusive authority as to whether and on what terms to sell or refinance any individual apartment community, these directors may influence the Company not to sell or refinance these apartment communities, even though a sale might otherwise be financially advantageous to the Company. In addition, these directors could influence the Company to refinance an apartment community with a high level of debt.

Possible Difficulty of Selling Apartment Communities Could Limit the Company’s Operational and Financial Flexibility.

Purchasers may not be willing to pay acceptable prices for apartment communities that the Company wishes to sell. A weak market may limit the Company’s ability to change its portfolio promptly in response to changing economic conditions. Also, if the Company is unable to sell apartment communities or if it can only sell apartment communities at prices lower than are generally acceptable, then the Company may have to take on additional leverage in order to provide adequate capital to execute its development and construction and acquisitions strategy. Furthermore, a portion of the proceeds from the Company’s overall property sales in the future may be held in escrow accounts in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code so that any related capital gain can be deferred for federal income tax purposes. As a result, the Company may not have immediate access to all of the cash flow generated from property sales.

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

Expenses associated with the Company’s investment in a community, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the

Post Properties, Inc.

Post Apartment Homes, L.P.

community or the exercise of other remedies by the mortgagee. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2003, the Company had outstanding mortgage indebtedness of approximately $506,312, senior unsecured debt of approximately $608,000 and outstanding indebtedness under its lines of credit aggregating $72,010.

The Company Could Become More Highly Leveraged Which Could Result in an Increased Risk of Default and in an Increase in its Debt Service Requirements.

The Company’s board of directors has adopted a policy of limiting indebtedness to approximately 60% of the undepreciated book value of its assets, but the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness, funded or otherwise, that it might incur. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and in an increased risk of default on the obligations of the Company and the Operating Partnership. In addition, the Company’s and the Operating Partnership’s ability to incur debt is limited by covenants in bank and other credit agreements. The Company manages its debt to be in compliance with its stated policy and with these debt covenants, but subject to compliance with these covenants, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default on its obligations and in an increase in debt service requirements, both of which could adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

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

Increased Competition and Increased Affordability of Residential Homes Could Limit the Company’s Ability to Retain Its Residents, Lease Apartment Homes or Increase or Maintain Rents.

The Company’s apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect the Company’s ability to retain its residents, lease apartment homes and increase or maintain rents.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

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

Terrorist attacks and other acts of violence or war could have a material adverse effect on the Company’s business and operating results. Attacks or armed conflicts that directly impact one or more of the Company’s apartment communities could significantly affect the Company’s ability to operate those communities and thereby impair its ability to achieve the Company’s expected results. Further, the Company’s insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on the Company’s business and results of operations. Finally, if the United States enters into and remains engaged in a wider armed conflict, the Company’s business and operating results could be adversely effected.

Losses from Natural Catastrophes May Exceed Insurance Coverage.

The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance on its properties, which are believed to be of the type and amount customarily obtained on real property assets. The Company intends to obtain similar coverage for properties acquired in the future. However, some losses, generally of a catastrophic nature, such as losses from floods or earthquakes, may be subject to limitations. The Company exercises discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on its investments at a reasonable cost and on suitable terms; however, the Company may not be able to maintain its insurance at a reasonable cost or in sufficient amounts to protect it against potential losses. Further, the Company’s insurance costs could increase in future periods. If the Company suffers a substantial loss, its insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

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

The Operating Partnership May Fail to be Treated as a Partnership for Federal Income Tax Purposes.

Management believes that the Operating Partnership qualifies, and has so qualified since its formation, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. No assurance can be provided, however, that the IRS will not challenge the treatment of the Operating Partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, then the taxable income of the Operating Partnership would be taxable at regular corporate income tax rates. In addition, the

Post Properties, Inc.

Post Apartment Homes, L.P.

treatment of the Operating Partnership as a corporation would cause the Company to fail to qualify as a REIT. See “The Company may fail to qualify as a REIT for federal income tax purposes” above.

The Company’s Real Estate Assets May be Subject to Impairment Charges.

The Company continually evaluates the recoverability of the carrying value of its real estate assets for impairment indicators. Factors considered in evaluating impairment of the Company’s existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of management.

In 2003 and in prior years, the Company recorded impairment charges on assets held for investment and assets designated as held for sale. There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets. As of the years ended December 31, 2003 and 2002, management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record additional impairment charges. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company’s results of operations and funds from operations in the period in which the charge is taken.

Expansion of the Company’s Operations into Condominium Conversion and For-Sale Housing (Condominiums) Would be a New Segment of the Company’s Operations Involving New Business Risks and Challenges for Management.

Expansion into condominium conversions and for-sale housing (condominiums) would be a new segment of the Company’s operations. The Company’s ability to successfully complete a condominium conversion or other for-sale housing project, sell the units and achieve management’s economic goals in connection with the transaction is subject to various risks and challenges, which if they materialize, may have an adverse effect on the Company’s business, results of operations and financial condition including:

•	the inability to obtain approvals to rezone the property and releases from financing obligations and increases in costs resulting from delays in obtaining such approvals and releases;

•	increases in costs of improving the property;

•	lack of demand by prospective buyers;

•	the inability of buyers to qualify for financing;

•	lower than anticipated sale prices;

•	the inability to close on sales of individual units under contract; and

•	competition from other condominiums and other types of residential housing.

In addition, if the Company is unable to sell converted units, the expenses and carrying costs associated with the ownership of such units would continue.

The Company’s Shareholders May Not be Able to Effect a Change in Control.

The articles of incorporation and bylaws of the Company and the partnership agreement of the Operating Partnership contain a number of provisions that could delay, defer or prevent a transaction or a change in control that might involve a premium price for the Company’s shareholders or otherwise be in their best interests, including the following:

Ownership Limit. One of the requirements for maintenance of the Company’s qualification as a REIT for federal income tax purposes is that no more than 50% in value of its outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. To facilitate maintenance of its qualification as a REIT for federal income tax purposes, the ownership limit under the

Post Properties, Inc.

Post Apartment Homes, L.P.

Company’s articles of incorporation prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group of more than 6.0% of the issued and outstanding shares of the Company’s common stock, subject to an exception for shares of common stock held by Mr. Williams and Mr. Glover, the Company’s former chairman and former vice chairman and certain investors for which the Company has waived the ownership limit. Together, these limitations are referred to as the “ownership limit.” Further, the Company’s articles of incorporation include provisions allowing it to stop transfers of and redeem its shares that are intended to assist the Company in complying with these requirements. While the Company has committed that it will not utilize the ownership limit in its articles of incorporation as an anti-takeover device, these provisions could still deter, delay or defer someone from taking control of the Company.

Staggered Board. The Company’s articles of incorporation provide that the board of directors will consist of eight members and can be increased or decreased after that according to its bylaws, provided that the total number of directors is not less than three nor more than 15. Pursuant to the Company’s bylaws, the number of directors will be fixed by the board of directors within the limits in its articles of incorporation. The board of directors is divided into three classes of directors. Directors for each class are chosen for a three-year term. The staggered terms for directors may affect the ability of the Company’s shareholders to effect a change of control, even if a change of control would be in the interest of the shareholders. Under a proposed amendment to the Company’s bylaws that the board of directors will recommend to the shareholders for approval at the Company’s 2004 annual meeting of shareholders, the board of directors would be declassified and each director elected at or after the 2004 annual meeting would be elected annually by the shareholders.

Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000,000 shares of preferred stock, of which 4,900,000 were outstanding as of December 31, 2003. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

Consent Rights of the Unitholders. Under the partnership agreement of the Operating Partnership, the Company may not merge or consolidate with another entity unless the merger includes the merger of the Operating Partnership, which requires the approval of the holders of a majority of the outstanding units of the Operating Partnership. If the Company were to ever hold less than a majority of the units, this voting requirement might limit the possibility for an acquisition or a change of control.

ITEM 2.	PROPERTIES

At December 31, 2003, the Company owned 72 Post® multifamily apartment communities, including 3 communities held in unconsolidated entities, located in the following metropolitan areas:

Metropolitan Area	Communities	# of Units	% of Total

Atlanta, GA	35	15,011	53.5%
Dallas, TX	18	5,225	18.6%
Tampa, FL	4	2,223	7.9%
Charlotte, NC	3	1,065	3.8%
Orlando, FL	2	985	3.5%
Houston, TX	2	980	3.5%
Fairfax, VA	2	700	2.5%
Denver, CO	1	696	2.5%
Washington, D.C.	2	773	2.7%
New York, NY	2	337	1.2%
Nashville, TN	1	86	0.3%

	72	28,081	100.0%

Forty-three of the communities have in excess of 300 apartment units, with the largest community having a total of 1,738 apartment units. The average age of the communities is approximately eight years. The average economic occupancy rate was 91.9% and 91.0%, respectively, and the average monthly rental rate per apartment unit was $989 and $1,043, respectively, for the 53 communities stabilized for each of the years ended December 31, 2003 and 2002. See “Selected Financial Information.”

Post Properties, Inc.

Post Apartment Homes, L.P.

COMMUNITY INFORMATION

					December 2003	2003
			Average		Average	Average
		Year	Unit Size	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	(Square Feet)	Units	Per Unit	Occupancy(2)

Georgia
Post Ashford®	Atlanta	1987	872	222	772	88.8%
Post BiltmoreTM(3)	Atlanta	2001	785	276	1,100	94.8%
Post BriarcliffTM	Atlanta	1999	1,034	688	1,065	92.3%
Post Brookhaven®	Atlanta	1990-1992(5)	990	735	900	91.1%
Post Canyon®(7)	Atlanta	1986	899	494	689	91.8%
Post Chase®(7)	Atlanta	1987	938	410	660	90.4%
Post Chastain®	Atlanta	1990	965	558	908	89.3%
Post Collier Hills®	Atlanta	1997	984	396	962	90.2%
Post Corners®(7)	Atlanta	1986	860	460	642	88.7%
Post Court®(7)	Atlanta	1988	838	446	625	92.1%
Post Crest®	Atlanta	1996	1,069	410	962	93.1%
Post Crossing®	Atlanta	1995	1,027	354	997	92.7%
Post Dunwoody®	Atlanta	1989-1996(5)	1,010	530	907	92.6%
Post Gardens®	Atlanta	1998	1,068	397	1,092	90.1%
Post Glen®	Atlanta	1997	1,117	314	1,103	91.6%
Post Lane®(7)	Atlanta	1988	840	166	736	94.1%
Post Lenox Park®	Atlanta	1995	1,030	206	1,009	92.1%
Post Lindbergh®	Atlanta	1998	956	396	980	92.9%
Post Mill®(7)	Atlanta	1985-1986(5)	952	752	689	91.5%
Post OakTM	Atlanta	1993	1,003	182	992	91.3%
Post Oglethorpe®	Atlanta	1994	1,218	250	1,210	90.3%
Post ParksideTM	Atlanta	2000	903	188	1,236	93.3%
Post PeachtreeTM(3)	Atlanta	2001	1,332	121	2,228	80.8%
Post Peachtree Hills®	Atlanta	1992-1994(5)	971	300	989	92.6%
Post Renaissance®(6)	Atlanta	1992-1994(5)	903	342	971	92.7%
Post Ridge®	Atlanta	1998	1,061	434	965	94.5%
Post Riverside®	Atlanta	1998	1,049	527	1,319	92.7%
Post SpringTM	Atlanta	2000	977	452	938	92.8%
Post StratfordTM(6)	Atlanta	2000	1,007	250	1,132	91.9%
Post Summit®	Atlanta	1990	957	148	884	90.2%
Post Valley®	Atlanta	1988	854	496	673	92.0%
Post Village®	Atlanta	1983-1988(5)	906	1,738	717	93.4%
Post Vinings®	Atlanta	1989-1991(5)	972	403	801	93.1%
Post Walk®	Atlanta	1984-1987(5)	927	476	798	90.8%
Post Woods®	Atlanta	1977-1983(5)	1,057	494	878	91.1%

Subtotal/Average — Georgia			981	15,011	897	91.7%

Post Properties, Inc.

Post Apartment Homes, L.P.

COMMUNITY INFORMATION

					December 2003	2003
			Average		Average	Average
		Year	Unit Size	No. of	Rental Rates	Economic
Communities	Locations	Completed	(Square Feet)	Units	Per Unit	Occupancy(2)

Texas
Post AbbeyTM	Dallas	1996	1,275	34	1,722	89.9%
Post Addison CircleTM	Dallas	1998-2000(5)	895	1,334	931	88.8%
Post American Beauty MillTM	Dallas	1998	993	80	993	85.0%
Post Block 588TM	Dallas	2000	1,570	127	1,513	89.4%
Post Cole’s CornersTM	Dallas	1998	819	186	940	92.3%
Post Columbus SquareTM	Dallas	1996	863	218	1,063	93.5%
Post GalleryTM	Dallas	1999	2,307	34	2,757	91.0%
Post HeightsTM	Dallas	1998-1999(5)	1,267	368	965	92.1%
Post Legacy	Dallas	2000	843	384	832	89.6%
Post MeridianTM	Dallas	1991	835	133	985	91.5%
Post Midtown SquareTM	Houston	1999-2000(5)	937	672	1,105	88.7%
Post Rice LoftsTM(6)	Houston	1998	964	308	1,312	87.6%
Post Town Lake®(7)	Dallas	1986-1987(5)	880	398	736	89.0%
Post Uptown VillageTM	Dallas	1995-2000(5)	767	496	834	93.0%
Post VineyardTM	Dallas	1996	733	116	906	92.5%
Post VintageTM	Dallas	1993	783	161	893	93.2%
Post White Rock®	Dallas	1988	660	207	752	92.5%
Post Wilson BuildingTM(6)	Dallas	1999	1,016	143	1,134	89.3%
Post WindhavenTM(7)	Dallas	1991	885	474	680	87.0%
Post WorthingtonTM	Dallas	1993	846	332	1,058	90.7%

Subtotal/Average — Texas			1,007	6,205	962	89.9%

Florida
Post Harbour PlaceTM(4)	Tampa	1999-2002	942	784	1,137	N/A
Post Hyde Park®	Tampa	1996	970	389	1,046	93.4%
Post Lake®(7)	Orlando	1988	850	740	644	92.8%
Post ParksideTM	Orlando	1999	873	245	1,110	94.0%
Post Rocky Point®	Tampa	1996-1998(5)	1,070	916	993	93.4%
Post Walk at Old Hyde Park VillageTM	Tampa	1997	889	134	1,224	91.1%

Subtotal/Average — Florida			932	3,208	973	92.4%

Post Properties, Inc.

Post Apartment Homes, L.P.

COMMUNITY INFORMATION

					December 2003	2003
			Average		Average	Average
		Year	Unit Size	No. of	Rental Rates	Economic
Communities	Locations	Completed	(Square Feet)	Units	Per Unit	Occupancy(2)

Virginia
Post Corners at Trinity Centre	Fairfax	1996	1,027	336	1,202	94.8%
Post Forest®	Fairfax	1990	888	364	1,144	95.0%

Subtotal/Average — Virginia			958	700	1,172	94.9%

North Carolina
Post Gateway PlaceTM	Charlotte	2000	698	436	897	91.2%
Post Park at Phillips Place®	Charlotte	1998	1,136	402	1,156	92.1%
Post Uptown PlaceTM	Charlotte	2000	800	227	931	93.7%

Subtotal/Average — North Carolina			878	1,065	1,002	92.1%

Colorado

Post Uptown SquareTM	Denver	1999-2001(5)	847	696	982	87.7%

Tennessee

Post Bennie DillionTM	Nashville	1999	714	86	985	97.4%

Washington, D.C.
Post Pentagon RowTM(6)	D.C.	2001	855	504	1,836	96.0%
Post Massachusetts AvenueTM(3)(4)	D.C.	2003	922	269	2,432	N/A

Subtotal/Average — Washington, D.C.			888	773	2,044	96.0%

New York
Post LuminariaTM(4)	New York	2002	743	138	3,198	N/A
Post ToscanaTM(4)	New York	2003	818	199	3,421	N/A

Subtotal/Average — New York			780	337	3,330	N/A

Total			887	28,081	994	91.6%

(1)	Refers to greater metropolitan areas of cities indicated.
(2)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3)	These communities are owned in unconsolidated entities (Company equity ownership is 35%).
(4)	During 2003, this community or a phase in this community was in lease-up and, therefore, the average economic occupancy information for these communities is not included above.
(5)	These dates represent the respective completion dates for multiple phases of a community.
(6)	The Company has a leasehold interest in the land underlying these communities.
(7)	These communities are held for sale at December 31, 2003.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. This lawsuit is expected to be settled in 2004.

On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. This lawsuit is expected to be settled in 2004.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X.     EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of March 1, 2004 are as follows:

NAME	POSITIONS AND OFFICES HELD
David P. Stockert	President and Chief Executive Officer
Thomas L. Wilkes	President – Post Apartment Management and Chief Management Officer
Thomas D. Senkbeil	Executive Vice President and Chief Investment Officer
Christopher J. Papa	Executive Vice President and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Secretary – Post Corporate Services
John B. Mears	Executive Vice President – Development
Arthur J. Quirk	Senior Vice President and Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert. Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 41 years old.

Thomas D. Senkbeil. Mr. Senkbeil has been an Executive Vice President and Chief Investment Officer of the Company since June 2003. From July 2000 to December 2002, Mr. Senkbeil was President and Chief Operating Officer of Carter & Associates, a leading regional full-service real estate firm, overseeing the daily operation of Carter’s four business units: Brokerage, Corporate Real Estate Services, Development, and Property Management and Leasing. Prior to joining Carter & Associates, Mr. Senkbeil was Chief Investment Officer and a member of the board of directors at Duke Realty Corporation and its predecessor, Weeks Corporation, from June 1992 to July 2000. Mr. Senkbeil is 54 years old.

Thomas L. Wilkes. Mr. Wilkes has been the President of Post Apartment Management and the Company’s Chief Management Officer since January 2001. From October 1997 through December 2000, he was an Executive Vice President and Director of Operations for Post Apartment Management responsible for the operations of Post communities in the Western United States. Mr. Wilkes was a Senior Vice President of Columbus Realty Trust from

Post Properties, Inc.

Post Apartment Homes, L.P.

December 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a member of the Columbus Group, from its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 44 years old.

Christopher J. Papa. Mr. Papa has been an the Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 38 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for eighteen years. Since October 1997, she has been an Executive Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 49 years old.

John B. Mears. Mr. Mears has been with the Company since November 1993. Since March 2002, he has been an Executive Vice President of Development responsible for the oversight of all the Company’s new development and construction activities. From October 1997 to February 2002, he was an Executive Vice President of Post East Development, responsible for sourcing and executing new development opportunities in the Company’s primary markets outside of Atlanta, Georgia in the Eastern United States. From November 1993 through September 1997, he was a Senior Vice President of Post Apartment Development. Prior to joining the Company, Mr. Mears was an associate in the Real Estate Investment Banking Group at Merrill Lynch and Company. Mr. Mears is 40 years old.

Arthur J. Quirk. Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk was Vice President-Controller and Chief Accounting Officer for Allegiant Physician Services, Inc., a physician management services company, from August 1993 to November 1994. From November 1991 to July 1993, Mr. Quirk was Chief Financial Officer and Controller for TransTel Group Inc., a start-up telecommunications company. Mr. Quirk is 46 years old.

PART II

ITEM 5.	MARKET PRICE OF THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

			Dividends
Quarter End	High	Low	Declared

2002
First Quarter	$35.91	$32.20	$0.78
Second Quarter	35.40	30.02	0.78
Third Quarter	30.85	25.41	0.78
Fourth Quarter	26.05	22.40	0.78

2003
First Quarter	$24.74	$22.43	$0.45
Second Quarter	27.85	23.98	0.45
Third Quarter	28.92	25.70	0.45
Fourth Quarter	28.99	26.29	0.45

On March 1, 2004, the Company had 39,611,948 common shareholders of record.

The Company pays regular quarterly dividends to holders of shares of its common stock. Future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from

Post Properties, Inc.

Post Apartment Homes, L.P.

operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and other factors that the board of directors deems relevant. Beginning with the first quarter of 2003, the Company’s dividend was reduced from $0.78 to $0.45 per share. For a discussion of the Company’s credit agreements and their restrictions on dividend payments, see “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During 2003, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. As of March 1, 2004, the Operating Partnership had 42,476,619 holders of record of Common Units of the Operating Partnership.

For each quarter during 2003 and 2002, the Operating Partnership paid a cash distribution to holders of Common Units equal in amount to the dividends paid on the Company’s common stock for such quarter.

During 2003, the Operating Partnership did not sell any unregistered securities.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(Dollars in thousands, except per share and apartment unit data)

	Year Ended December 31,

	2003	2002	2001	2000	1999

STATEMENT OF OPERATIONS DATA
Revenues Rental	$279,325	$275,605	$293,836	$294,654	$252,931
Other	11,059	11,701	13,165	15,765	12,275
Third-party services(1)	—	—	14,088	15,249	12,486

Total revenues	$290,384	$287,306	$321,089	$325,668	$277,692

Income (loss) from continuing operations(2)	$(19,973)	$31,000	$67,161	$78,106	$82,700
Income from discontinued operations(3)	34,129	29,746	20,379	22,414	21,817

Income before cumulative effect of accounting change	14,156	60,746	87,540	100,520	104,517

Net income(4)	$14,156	$60,746	$86,927	$100,520	$104,517
Dividends to preferred shareholders	(11,449)	(11,449)	(11,768)	(11,875)	(11,875)
Redemption costs on preferred stock	—	—	(239)	—	—

Net income available to common shareholders	$2,707	$49,297	$74,920	$88,645	$92,642

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — basic	$(0.83)	$0.53	$1.45	$1.68	$1.84
Income from discontinued operations — basic	0.90	0.80	0.54	0.57	0.57
Income before cumulative effect of accounting change (net of preferred dividends and redemption costs) — basic	0.07	1.33	1.98	2.25	2.41
Net income available to common shareholders — basic	0.07	1.33	1.97	2.25	2.41
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — diluted	$(0.83)	$0.53	$1.44	$1.66	$1.82
Income from discontinued operations — diluted	0.90	0.80	0.53	0.56	0.56
Income before cumulative effect of accounting change (net of preferred dividends and redemption costs) — diluted	0.07	1.33	1.97	2.22	2.38
Net income available to common shareholders — diluted	0.07	1.33	1.96	2.22	2.38
Dividends declared	1.80	3.12	3.12	3.04	2.80
Weighted average common shares outstanding — basic	37,687,524	36,939,144	38,052,673	39,317,725	38,460,689
Weighted average common shares outstanding — diluted	37,687,524	36,953,962	38,267,939	39,852,514	38,916,987

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,671,162	$2,887,500	$2,867,672	$2,827,094	$2,582,785
Real estate, net of accumulated depreciation	2,164,391	2,443,535	2,463,398	2,469,914	2,279,769
Total assets	2,215,451	2,508,151	2,538,351	2,551,237	2,350,173
Total debt	1,186,322	1,414,555	1,336,520	1,213,309	989,583
Shareholders’ equity	796,526	833,699	901,517	1,028,610	1,058,862

OTHER DATA
Cash flow provided by (used in):
Operating activities	$91,549	$119,763	$161,564	$185,073	$153,038
Investing activities	$234,195	$(48,821)	$(51,213)	$(255,986)	$(317,960)
Financing activities	$(330,800)	$(69,355)	$(113,007)	$72,502	$149,638
Total stabilized communities (at end of period)	70	75	78	78	81
Total stabilized apartment units (at end of period)	27,613	29,199	27,710	28,736	29,032
Average economic occupancy (fully stabilized communities)(5)	91.9%	90.9%	94.9%	96.8%	96.4%

(1)	Consists of revenues from property management and landscape services provided to properties owned by third parties. These businesses were sold in the fourth quarter of 2001.
(2)	Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737. Income from continuing operations in 2001 and 2000 included the impact of project abandonment, employee severance and other charges totaling $17,450 and $9,365, respectively. See note 7 to the consolidated financial statements for a discussion of these costs.

Post Properties, Inc.

Post Apartment Homes, L.P.

(3)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results are not comparable between years.
(4)	Includes the impact of $613 resulting from the cumulative effect of accounting change from the Company’s adoption of SFAS No. 133 in 2001.
(5)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 90.8%, 89.1%, 93.8%, 94.9% and 95.0% for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively). Concessions were $2,129, $4,215, $1,860, $3,250 and $2,847 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Employee discounts were $424, $660, $895, $1,143 and $583 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.

Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(Dollars in thousands, except per unit and apartment unit data)

	Year Ended December 31,

	2003	2002	2001	2000	1999

STATEMENT OF OPERATIONS DATA
Revenues Rental	$279,325	$275,605	$293,836	$294,654	$252,931
Other	11,059	11,701	13,165	15,765	12,275
Third-party services (1)	—	—	14,088	15,249	12,486

Total revenues	$290,384	$287,306	$321,089	$325,668	$277,692

Income (loss) from continuing operations (2)	$(17,925)	$39,281	$80,190	$92,442	$94,133
Income from discontinued operations (3)	38,022	33,837	23,142	25,369	24,770

Income before cumulative effect of accounting change	20,097	73,118	103,332	117,811	118,903

Net income (4)	$20,097	$73,118	$102,637	$117,811	$118,903
Distributions to preferred unitholders	(17,049)	(17,049)	(17,368)	(17,475)	(13,726)
Redemption costs on preferred units	—	—	(239)	—	—

Net income available to common unitholders	$3,048	$56,069	$85,030	$100,336	$105,177

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — basic	$(0.83)	$0.53	$1.45	$1.68	$1.84
Income from discontinued operations — basic	0.90	0.80	0.54	0.57	0.57
Income before cumulative effect of accounting change (net of preferred distributions and redemption costs) — basic	0.07	1.33	1.98	2.25	2.41
Net income available to common unitholders — basic	0.07	1.33	1.97	2.25	2.41
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — diluted	$(0.83)	$0.53	$1.44	$1.66	$1.82
Income from discontinued operations — diluted	0.90	0.80	0.53	0.56	0.56
Income before cumulative effect of accounting change (net of preferred distributions and redemption costs) — diluted	0.07	1.33	1.97	2.22	2.38
Net income available to common unitholders — diluted	0.07	1.33	1.96	2.22	2.38
Dividends declared	1.80	3.12	3.12	3.04	2.80
Weighted average common units outstanding — basic	42,134,072	42,020,759	43,211,834	44,503,290	43,663,373
Weighted average common units outstanding — diluted	42,134,072	42,035,577	43,427,100	45,038,079	44,119,671
BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,671,162	$2,887,500	$2,867,672	$2,827,094	$2,582,785
Real estate, net of accumulated depreciation	2,164,391	2,443,535	2,463,398	2,469,914	2,279,769
Total assets	2,215,451	2,508,151	2,538,351	2,551,237	2,350,173
Total debt	1,186,322	1,414,555	1,336,520	1,213,309	989,583
Partners’ equity	928,935	993,976	1,077,670	1,216,701	1,251,342
OTHER DATA
Cash flow provided by (used in):
Operating activities	$91,549	$119,763	$161,564	$185,073	$153,038
Investing activities	$234,195	$(48,821)	$(51,213)	$(255,986)	$(317,960)
Financing activities	$(330,800)	$(69,355)	$(113,007)	$72,502	$149,638
Total stabilized communities (at end of period)	70	75	78	78	81
Total stabilized apartment units (at end of period)	27,613	29,199	27,710	28,736	29,032
Average economic occupancy (fully stabilized communities) (5)	91.9%	90.9%	94.9%	96.8%	96.4%

(1)	Consists of revenues from property management and landscape services provided to properties owned by third parties. These businesses were sold in the fourth quarter of 2001.
(2)	Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737. Income from continuing operations in 2001 and 2000 included the impact of project abandonment, employee severance and other charges totaling $17,450 and $9,365, respectively. See note 7 to the consolidated financial statements for a discussion of these costs.

Post Properties, Inc.

Post Apartment Homes, L.P.

(3)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results are not comparable between years.
(4)	Includes the impact of $695 resulting from the cumulative effect of accounting change from the Company’s adoption of SFAS No. 133 in 2001.
(5)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 90.8%, 89.1%, 93.8%, 94.9% and 95.0% for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively). Concessions were $2,129, $4,215, $1,860, $3,250 and $2,847 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Employee discounts were $424, $660, $895, $1,143 and $583 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2003, the Company owned 28,081 apartment units in 72 apartment communities, including 666 apartment units in 3 communities held in unconsolidated entities, and including 468 apartment units currently under lease up in two apartment communities. At December 31, 2003, approximately 53.5%, 18.6% and 7.9% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan area, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

At December 31, 2003, the Company owned approximately 91.3% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons (including certain directors) other than the Company represented a 8.7% common minority interest in the Operating Partnership.

Over the last few years, the multifamily sector has experienced weakness caused primarily by overall weakness in the U.S. economy and a soft employment market, the strong single-family housing market caused by historically low mortgage interest rates and excess multifamily supply. These factors have contributed to an increase in apartment vacancies and, in turn, lower net effective rents as multifamily apartment owners have sought to compete in this increasingly competitive environment. As a result, the Company’s same-store revenue and net operating income have declined, turning negative since 2001 and continuing into 2004, although there have been ongoing signs of gradual stabilization. A number of the Company’s markets, particularly its largest markets in Atlanta, Georgia and Dallas, Texas which constitute approximately three-quarters (on a unit basis) of the Company’s portfolio, were particularly adversely impacted, with multifamily vacancy rates in those markets increasing over that same period. In order to effectively compete, the Company has had to offer concessions and reduce net effective rents in its portfolio. As a result of these factors, revenues and net operating income at the Company’s fully stabilized (same store) communities experienced declines of 6.7% and 9.6% in 2002 and 3.4% and 6.1% in 2003, respectively. Average economic occupancy at the Company’s fully stabilized (same store) communities also declined from 93.3% in 2001 to 91.9% in 2003.

In response to weakness in the economy and the multifamily sector, the Company enacted a number of cost containment and cost reduction measures during fiscal 2002 and fiscal 2003. The Company reduced its associate workforce by about one-quarter, from 1,235 associates at December 31, 2001 to 930 associates at December 31, 2003. As a result of such measures, the Company was able to hold fully stabilized (same store) operating expense growth to 1.6% in 2003. This is the second year in a row the Company has been able to hold operating expense growth to less than 2%.

Post Properties, Inc.

Post Apartment Homes, L.P.

During 2003, the Company exited three single asset markets, Austin, Texas, Pasadena, California and Phoenix, Arizona, in an effort to focus in fewer markets in order to improve operating efficiency and leverage the Post® brand. This reduced the number of the Company’s markets from thirteen to ten.

The Company has also been taking advantage of strong capital market conditions to sell many of its older and least well-located communities. During 2003, the Company sold a total of five apartment communities (one held in an unconsolidated entity). The Company also expects to sell nine additional communities in the first and second quarters of 2004. This asset sales program is consistent with the Company’s overall strategy to take advantage of high demand for apartment assets, reduce the average age of the portfolio and lessen its market concentration in Atlanta, Georgia and Dallas, Texas. The Company plans to utilize the proceeds from these asset sales partly to strengthen its balance sheet and partly to reinvest in new developments and acquisitions that enhance the diversification of its cash flow stream and the quality of its portfolio, such as in the greater Washington, DC, Tampa and Orlando markets, among others.

In an effort to strengthen its balance sheet, the Company redeemed its $50,000, 7 5/8% Series C Cumulative Redeemable Preferred Stock on March 5, 2004 with proceeds from asset sales. The Operating Partnership is also considering redeeming its $70,000, 8% Series D Cumulative Redeemable Preferred Units when those preferred units become callable on September 3, 2004 with expected proceeds from asset sales, although there are no assurances that the Company will do so. During 2003, the Company reduced its total debt and preferred shares and units as a percentage of undepreciated real estate assets from 56.4% at December 31, 2002 to 52.5% at December 31, 2003 (see table 1 below). In January 2004, the Company also closed on a $350,000, three-year unsecured revolving line of credit facility that matures in January 2007. The revolving line of credit replaced the Company’s previous revolving credit facility which was scheduled to mature in April 2004.

Table 1

Computation of the Ratio of Debt and Preferred Shares and Units to Undepreciated Real Estate Assets

	As of	As of
	December 31, 2003	December 31, 2002

Total real estate assets per balance sheet	$2,164,391	$2,443,535
Plus:
Accumulated depreciation per balance sheet	432,157	426,136
Accumulated depreciation on assets held for sale	74,614	17,829

Total undepreciated real estate assets (A)	$2,671,162	$2,887,500

Total debt per balance sheet	$1,186,322	$1,414,555
Plus:
Preferred shares at liquidation value	145,000	145,000
Preferred units at liquidation value	70,000	70,000

Total debt and preferred shares and units (B)	$1,401,322	$1,629,555

Total debt and preferred shares and units as a % of undepreciated real estate assets (B÷A)	52.5%	56.4%

The Company has also taken steps to strengthen its independent board and management team. Douglas Crocker II, formerly Trustee, President, Chief Executive Officer and Vice Chairman of Equity Residential, and Walter M. “Sonny” Deriso, Jr., Vice Chairman of Synovus, will be standing for election to the Company’s Board of Directors at the 2004 annual meeting of shareholders on May 27, 2004. The Company also announced that John T. Glover and Robert L. Anderson have decided not to stand for re-election as directors when their terms expire at the 2004 annual meeting of shareholders. In addition, on November 5, 2003, Nicholas B. Paumgarten, Managing Director at J.P. Morgan Chase & Co. and Chairman of J.P. Morgan Corsair II Capital Partners, L.P., was appointed to the Company’s Board of Directors. In June 2003, Thomas D. Senkbeil joined the Company as its Executive Vice President and Chief Investment Officer and in December 2003 Christopher J. Papa joined the Company as its Executive Vice President and Chief Financial Officer.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 8.7% common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations”.

Post Properties, Inc.

Post Apartment Homes, L.P.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s expectations with regard to: anticipated apartment community sales in the first half of 2004 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), net operating income for 2004, occupancy levels and rental rates, operating expenses, stabilized community revenues in excess of specified expenses, accounting recognition and measurement of guarantees, debt maturities and financing needs, dividend payments, its ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities held for sale, demand for apartments in the markets in which we operate, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2-3 in this Annual Report on Form 10-K;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	The impact of competition on the Company’s business, including competition for residents and development locations;

•	The Company’s ability to obtain financing or self-fund the development of additional apartment communities;

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and

•	Other factors, including the risk factors discussed on pages 8 through 15 in this Annual Report on Form 10-K.

Management believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. Also discussed in note 1 to the consolidated financial statements, there are several new accounting pronouncements issued in 2003 and 2002. The potential impact of certain new

Post Properties, Inc.

Post Apartment Homes, L.P.

pronouncements on the Company is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities, its critical accounting policies relate to cost capitalization, asset impairment evaluation and the asset classification and accounting for real estate assets held for sale.

The Company capitalizes those expenditures relating to acquiring new assets, developing new apartment communities and enhancing of the value of existing assets and those expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable lives). Thereafter, these replacements are capitalized and depreciated. Further, the Company expenses as incurred all interior and exterior painting of communities.

For communities under development, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest is capitalized to projects under development based upon the weighted average cumulative project costs for each period multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2003, 2002 and 2001 were 6.98%, 6.80% and 7.41%, respectively. The weighted average borrowing costs used by the Company for interest capitalization generally increases as the Company’s variable rate unsecured debt decreases and decreases as the Company’s variable rate unsecured debt increases. The internal personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. As the Company’s annual development activities fall below a range of $50,000 to $60,000, the Company must either reduce its internal personnel and associated costs related to development and construction activities or reflect such costs as current period expenses. In 2003, the Company expensed approximately $919 of internal personnel and associated costs related to development activities due to the reduced volume of development expenditures in the last half of 2003.

The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to commencing leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases capitalizing such costs as the residential units in a community become substantially complete and available for occupancy. This accounting results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such communities. This has historically resulted in operating deficits during the lease-up of newly developed communities (see below for discussion).

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of Company management. At December 31, 2003 and 2002, management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record future impairment charges. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. As discussed in note 5 to the consolidated financial statements, the Company recognized an impairment loss in 2003 on one asset held for investment under the application of this standard.

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s internal investment committee and after an actual program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced

Post Properties, Inc.

Post Apartment Homes, L.P.

to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Effective January 1, 2002 (through the implementation of SFAS No. 144), the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. The income from discontinued operations includes the revenues and expenses including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unencumbered assets to unsecured debt multiplied by the weighted average interest rate on the Company’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and sold. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale subsequent to January 1, 2002. Additionally, gains and losses on assets designated as held for sale subsequent to January 1, 2002 are classified as part of discontinued operations.

In years prior to 2002, real estate assets held for sale were stated separately on the consolidated balance sheet in a manner consistent with the approach discussed above. However, the operating results and gains or losses on the sale of such assets were included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable for years prior to 2002.

In 2003 and 2002, the Financial Accounting Standards Board issued several new accounting pronouncements, and the pronouncements with a potential impact on the Company are discussed in the following paragraphs.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 was effective for fiscal years beginning after May 15, 2002 and required the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company adopted this requirement of SFAS No. 145 on January 1, 2003. Upon implementation, the Company reclassified $120, net of minority interest, in 2002 and $77, net of minority interest, in 2001 from extraordinary items to expenses used in the determination of income from continuing operations. The remaining provisions of SFAS No. 145 were generally not applicable to the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addressed financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. The implementation of this Statement did not have a significant effect on the Company’s results of operations or its financial position.

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued in December 2002. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results. Effective January 1, 2003, the Company elected to voluntarily change to the fair value method of accounting under SFAS No. 123 using the prospective method prescribed in SFAS No. 148. The impact of the implementation of SFAS Nos. 123 and 148 is more fully discussed in notes 1 and 9 to the consolidated financial statements.

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarified disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 were effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 were applicable for guarantees issued or modified after December 31, 2002. The Company implemented the disclosure requirements of FIN No. 45 effective with its December 31, 2002 financial statements and implemented the recognition and

Post Properties, Inc.

Post Apartment Homes, L.P.

measurement provisions effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a significant impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was originally issued in January 2003 and subsequently revised and restated in December 2003 through FASB Interpretation No. 46 — Revised (together these pronouncements are referred to as “FIN No. 46”). FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003 for all variable interest entities created after January 31, 2003. For special purpose entities, as defined, created prior to February 1, 2003, the consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003. For other variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending March 31, 2004. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Company and the Company’s maximum exposure to loss from these entities. The Company currently does not have any interests in special purpose entities or other variable interest entities and FIN No. 46 did not and will not have a significant effect on its results of operations or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 established standards for how an issuer classifies and measures certain liabilities and equity. This Statement was to be effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first quarterly period beginning after June 15, 2003. On October 29, 2003, the FASB deferred certain provisions of SFAS No. 150, as they were to apply to non-controlling interests, in which redemption is mandatory, in finite-lived entities. The deferral of these provisions is expected to remain in effect until these issues are incorporated into future FASB accounting standards. The Company has not entered into any transactions involving financial instruments impacted by the provisions, currently in effect, of SFAS No. 150, and the implementation of SFAS No. 150 in 2003 had no effect on the Company’s financial position or results of operations.

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

For the year ended December 31, 2003, the Company’s portfolio of apartment communities, excluding three communities held in unconsolidated entities and nine communities held for sale, consisted of the following: (1) 53 communities that were completed and stabilized for all of the current and prior year, (2) four communities that achieved full stabilization during 2002, and (3) three communities that were in the lease-up stage during the year. Sold communities include communities sold in 2002 and 2001 that were not reflected in discontinued operations under SFAS No. 144 (see discussion under “Discontinued Operations”). These operating segments exclude the operations of apartment communities classified as discontinued operations and apartment communities held in unconsolidated entities for the years presented.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease up deficits for the years ended December 31, 2003, 2002 and 2001 were $3,574, $1,553 and $3,173, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues and property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income. See note 15 to the consolidated financial statements for a reconciliation of net operating income to GAAP income (loss) from continuing operations. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2003 and 2002 is summarized as follows:

	2003	2002	% Change

Rental and other revenues
Fully stabilized communities (1)	$221,592	$229,477	(3.4)%
Communities stabilized in prior year	31,294	26,322	18.9%
Lease-up communities (2)	16,539	9,064	82.5%
Sold communities (3)	—	745	(100.0)%
Other revenue (4)	20,065	20,410	(1.7)%

	289,490	286,018	1.2%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities (1)	80,173	78,934	1.6%
Communities stabilized in prior year	11,381	10,285	10.7%
Lease-up communities (2)	7,584	4,210	80.1%
Sold communities (3)	—	376	(100.0)%
Other expense (5)	22,603	21,577	4.8%

	121,741	115,382	5.5%

Net operating income	$167,749	$170,636	(1.7)%

Recurring capital expenditures: (6)
Carpet	$2,202	$1,712	28.6%
Other	5,162	4,633	11.4%

Total	$7,364	$6,345	16.1%

Non-recurring capital expenditures	$4,737	$2,806	68.8%

Average apartment units in service	20,679	22,859	(9.5)%

(1)	Communities which reached stabilization prior to January 1, 2002.
(2)	Communities in the “construction”, “development” or “lease-up” stage during 2003 and, therefore, not considered fully stabilized for all of the periods presented.
(3)	Includes results from two communities containing 540 units and one commercial property in 2002.
(4)	Other revenue includes revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations. Other revenue excludes interest income included in total revenues in the consolidated statements of operations.
(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.
(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

Post Properties, Inc.

Post Apartment Homes, L.P.

The Operating Partnership reported net income available to common unitholders of $3,048 and $56,069 for the years ended December 31, 2003 and 2002, respectively, and the Company reported net income available to common shareholders of $2,707 and $49,297 for the years ended December 31, 2003 and 2002, respectively. The decline in Company operating performance in 2003 compared to 2002 primarily reflected the impact of severance, proxy and asset impairment charges totaling $44,199 ($39,232 net of minority interest) recorded in 2003. Severance charges included $1,795 ($1,598 net of minority interest) recorded in the second quarter of 2003 related to the departures of two executive officers and $19,711 ($17,467 net of minority interest) recorded in the first quarter of 2003 related to the change in roles from executive to non-executive status of the Company’s former chairman and vice chairman of the board of directors. The proxy charge of $5,231 ($4,658 net of minority interest) reflected the legal, advisory and other costs associated with the proxy contest in the second quarter of 2003. The $5,231 charge also included the estimated legal and settlement costs associated with resolution of two derivative and purported class action lawsuits filed against the Company during the proxy contest. Asset impairment charges totaling $17,462 ($15,509 net of minority interest) were recorded under the provisions of SFAS No. 144 to write-down the cost of certain apartment communities to their estimated fair value. These charges are discussed in more detail in the section below titled, “Discontinued Operations”. In addition, the decline in net income reflects a decrease in fully stabilized communities operating performance and reduced earnings resulting from the Company’s asset sale and capital recycling program. The impact of these items is also discussed below.

Rental and other revenues increased $3,472 or 1.2% from 2002 to 2003 primarily due to increased revenues from the Company’s newly stabilized and lease-up communities of $12,447 or 35.2% offset by the revenue decline of $7,885 or 3.4% from fully stabilized communities discussed further below. The revenue increase from communities stabilized in 2002 reflects full year stabilized operating performance in 2003 compared to a partial lease-up period in 2002. The revenue increase from lease-up communities in 2003 reflects the increased occupancy of the communities between periods as these communities continued their initial lease-up. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $6,359 or 5.5% primarily due to increased expenses from newly stabilized and lease-up communities as these expenses typically increase as property occupancy levels increase towards stabilized occupancy levels and as new lease-up properties are placed in service. Property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities also increased $1,239 or 1.6% between periods (see discussion below).

The Company reported no net gains on property sales in continuing operations in 2003, as under the provisions of SFAS No. 144 all gains (losses) on sales of properties classified as held for sale subsequent to January 1, 2002 are classified in discontinued operations. The net gains on property sales included in continuing operations of $13,275 in 2002 resulted from the sale of two communities containing 540 units and one commercial property. These assets were all classified as assets held for sale at December 31, 2001. For the year ended December 31, 2003, the Company recognized net gains from discontinued operations of $42,205 ($37,736 net of minority interest) on the sale of four communities containing 1,844 units and one land parcel, reduced by losses of $4,757 ($4,239 net of minority interest) resulting from losses on the sale of certain land parcels and reserves to write-down to fair value, less selling costs, one community and certain other land parcels classified as held for sale. These sales generated net proceeds of approximately $163,560. For the year ended December 31, 2002, the Company recognized net gains of $27,921 ($24,545 net of minority interest) from the sale of six communities containing 2,125 units, one commercial property and certain land parcels offset by reserves of $11,351 ($9,978 net of minority interest) to write-down to fair market value, less selling costs, certain land parcels classified as held for sale. These sales generated net proceeds of approximately $140,823 (excluding net proceeds of $41,393 from the sale of two apartment communities and one commercial property classified in continuing operations).

Depreciation expense increased $6,940, or 9.0% from 2002 to 2003 primarily due to increased depreciation on newly stabilized and lease-up properties, as these properties were placed in service, partially offset by the cessation of depreciation on properties sold and classified as held for sale.

Interest expense increased $12,870 or 24.7% from 2002 to 2003 primarily due to a $9,668 reduction in capitalized interest to development properties between years as the Company’s development pipeline transitioned to operating properties in late 2002 and early 2003. In addition to the impact of capitalized interest, the remaining increase in interest expense from continuing operations results from more of overall interest being reflected in discontinued operations in 2002 as compared to 2003. Excluding the reduction in capitalized interest between periods, the combined interest expense in continuing and discontinued operations was relatively flat between periods.

General and administrative expenses increased $671, or 4.6%, from 2002 to 2003 primarily due to higher expenses related to incentive stock compensation awards, directors and officers insurance and recruiting expenses offset by lower executive salaries and associated costs due to the change in roles from executive to non-executive status of the

Post Properties, Inc.

Post Apartment Homes, L.P.

Company’s former chairman and vice chairman in February 2003, as the Company’s on-going contractual obligations to these individuals were charged against the $19,711 severance reserve established during the first quarter of 2003. The severance charges recorded in 2003 are discussed further below.

Development costs and other expenses of $2,138 in 2003 include development personnel and associated costs and land carry expenses not allocable to development projects of $1,237, the write-off of the Company’s remaining investment in a property management software company of $276, legal expenses of $373 relating to board of directors governance and transition matters, the settlement cost of $100 relating to the bankruptcy of a former technology investment and losses of $152 on the disposal of the Company’s partial ownership interest in a corporate aircraft. Development costs and other expenses of $830 in 2002 include the write down of an investment in a property management software development company of $694 and costs related to the early extinguishment of indebtedness of $136. The $136 amount was reclassified from its prior year presentation as an extraordinary item as a result of the current year implementation of SFAS No. 145.

The Company recorded severance and proxy charges of $21,506 and $5,231, respectively, in 2003. These charges are discussed in more detail below. No such charges were recorded in 2002.

Equity in income (losses) of unconsolidated real estate entities increased from a loss of $1,590 in 2002 to income of $7,791 in 2003. This increase was primarily due to the recognition of the Company’s share of a gain of $8,395 resulting from the sale of an apartment community by one of the limited liability companies accounted for on the equity method (see note 4 to the consolidated financial statements).

Recurring and nonrecurring capital expenditures increased $2,980 or 32.6% from 2002 to 2003 primarily due to the Company’s emphasis on maintaining the quality and competitive position of its apartment communities in 2003. The increase in nonrecurring capital expenditures of $1,931 or 68.8% in 2003 primarily reflected special projects to prevent water infiltration on two properties located in Florida and the replacement of a retaining wall at a property in Georgia.

Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2003 to 2002 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2002. This portfolio consisted of 53 communities with 19,646 units, including 27 communities with 11,886 units (60.5%) located in Atlanta, Georgia, 16 communities with 4,353 units (22.2%) located in Dallas, Texas, three communities with 1,439 units (7.3%) located in Tampa, Florida and seven communities with 1,968 units (10.0%) located in other markets. The operating performance of these communities is summarized as follows:

	2003	2002	% Change

Rental and other revenues	$221,592	$229,477	(3.4)%
Property operating and maintenance expenses (excluding depreciation and amortization)	80,173	78,934	1.6%

Same store net operating income (1)	$141,419	$150,543	(6.1)%

Capital expenditures (2)
Recurring
Carpet	$2,202	$1,692	30.1%
Other	4,906	4,457	10.1%

Total recurring	7,108	6,149	15.6%
Non-recurring	3,704	1,487	149.1%

Total capital expenditures (A)	$10,812	$7,636	41.6%

Total capital expenditures per unit (A÷19,646 units)	$550	$389	41.4%

Average monthly rental per apartment unit (3)	$989	$1,043	(5.2)%

Average economic occupancy (4)	91.9%	91.0%	0.9%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 15 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP income (loss) from continuing operations.
(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

Post Properties, Inc.

Post Apartment Homes, L.P.

	2003	2002

Recurring capital expenditures by operating segment
Same store	$7,108	$6,149
Partially stabilized	50	54
Construction and lease-up	74	67
Other, including discontinued operations	2,241	3,111

Total recurring capital expenditures per statements of cash flows	$9,473	$9,381

Non-recurring capital expenditures by operating segment
Same store	$3,704	$1,487
Partially stabilized	68	48
Construction and lease-up	335	14
Other, including discontinued operations	1,045	1,892

Total non-recurring capital expenditures, per statements of cash flows	$5,152	$3,441

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

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy including these amounts would have been 90.8% and 89.1% for the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, concessions were $2,129 and $3,924, respectively, and employee discounts were $424 and $614, respectively.

Rental and other revenues decreased $7,885 or 3.4% from 2002 to 2003. This decrease resulted from a 5.2% decline in the average monthly rental rate per apartment unit. The decline in average rental rates resulted in a revenue decrease of approximately $12,788 between years. The aggregate decline in revenues related to other property fees totaled approximately $841. These declines were offset by lower up-front rental concessions of $1,796 and lower vacancy losses of $3,948, resulting from an increase in average economic occupancy of the portfolio from 91.0% in 2002 to 91.9% in 2003. These declines in rental rates in 2003 reflect the effect of the soft economy on the Company’s primary markets coupled with a continuing over supply of new apartment units. This trend was especially true for the Company’s largest markets, Atlanta, Georgia, and Dallas, Texas, which experienced rental and other revenue declines of $5,891 and $1,306, respectively, between years.

In 2003, the Company modified its leasing strategy to focus on retaining higher average occupancy levels in 2003 as reflected above. This strategy resulted in increased year over year reductions in the average rental rate per apartment unit between periods (5.2% in 2003 compared to 2.4% in 2002), and an overall decline in year over year total rental and other revenues between years (3.4% in 2003 compared to 6.7% in 2002). In years prior to 2003, the Company’s leasing strategy focused more on maintaining average monthly rental rates than on retaining occupancy. The Company believed this strategy change was necessary to maximize its operating results under the market conditions existing in 2003, to operate the Company’s communities more efficiently at higher occupancy levels and to be in a better position to increase rental rates as market conditions improve.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,239 or 1.6% from 2002 to 2003. Increased property tax expenses of $870 or 3.2%, increased repairs and maintenance expenses of $474 or 5.2%, increased insurance expenses of $624 or 15.6%, and increased promotional expenses of $471 or 10.9% were offset by decreased utility expenses of $891 or 15.2%. Personnel expenses remained flat between years. Property tax expense increases of 3.2% resulted primarily from 2002 including larger prior year favorable tax settlements than in 2003. The increase in repairs and maintenance expenses primarily reflects increased exterior painting and exterior repairs between periods. Insurance costs increased primarily due to higher premiums caused by

Post Properties, Inc.

Post Apartment Homes, L.P.

the volatility in insurance markets in late 2002 caused by, among other things, increased terrorism risks and lower insurance company investment returns. Promotional expenses increased primarily due to increased locator fees paid to brokers as a result of occupancy increases between periods. Utility expenses decreased primarily due to the benefits associated with the conversion to the Company’s in-house water billing system.

Post Properties, Inc.

Post Apartment Homes, L.P.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2002 to 2001 comparison, the operating community categories were based on the status of each community as of December 31, 2002. As a result, these categories are different from the operating community categories used in the 2003 to 2002 comparison discussed earlier in this section. Further, the amounts reported in the table below have been adjusted from the amounts reported in the Company’s December 31, 2002 financial statements due to the restatement impact of reclassifying the operating results of assets designated as held for sale in 2003 to discontinued operations under SFAS No. 144 (see the related discussion under the caption, “Discontinued Operations”). The operating performance from continuing operations for all of the Company’s apartment communities combined for the years ended December 31, 2002 and 2001 is summarized as follows:

	2002	2001	% Change

Rental and other revenues
Fully stabilized communities (1)	$220,756	$236,484	(6.7)%
Communities stabilized during prior year	14,048	12,459	12.8%
Lease-up communities (2)	36,088	22,812	58.2%
Sold communities (3)	745	19,659	(96.2)%
Other revenue (4)	14,381	13,816	4.1%

	286,018	305,230	(6.3)%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities (1)	76,022	76,324	(0.4)%
Communities stabilized during prior year	4,751	4,838	(1.8)%
Lease-up communities (2)	14,776	9,274	59.3%
Sold communities (3)	376	7,330	(94.9)%
Other expense (5)	19,457	16,227	19.9%

	115,382	113,993	1.2%

Net operating income	$170,636	$191,237	(10.8)%

Recurring capital expenditures: (6)
Carpet	$1,712	$1,654	3.5%
Other	4,633	5,017	(7.7)%

Total	$6,345	$6,671	(4.9)%

Non recurring capital expenditures	$2,806	$3,065	(8.5)%

Average apartment units in service	22,859	23,176	(1.4)%

(1)	Communities which reached stabilization prior to January 1, 2001.
(2)	Communities in the “construction”, “development” or “lease-up” stage during 2002 and, therefore, not considered fully stabilized for all of the periods presented.
(3)	Includes the results from two communities containing 540 units and one commercial property in 2002 and six communities containing 2,799 units and one commercial property sold in 2001.
(4)	Other revenue includes revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and other revenue not directly related to property operations. Other revenue excludes interest income and third-party services revenues included in the total revenues in the consolidated statements of operations.
(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.
(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

The Operating Partnership reported net income available to common unitholders of $56,069 and $85,030 for the years ended December 31, 2002 and 2001, respectively, and the Company reported net income available to common shareholders of $49,297 and $74,920 for the years ended December 31, 2002 and 2001, respectively. The decline in Company operating performance in 2002 compared to 2001 reflects a decrease in fully stabilized community operating performance (see discussion below), reduced earnings resulting from the Company’s asset sale and capital reinvestment program, increased depreciation and interest expense relating to new communities completed in 2001 and 2002 and increased general and administrative expenses. The weaker operating performance in 2002 was

Post Properties, Inc.

Post Apartment Homes, L.P.

somewhat offset by increased gains on asset sales between years and by the negative impact of severance and impairment charges in 2001. The impact of these items is discussed below.

Rental and other revenues decreased $19,212 or 6.3% from 2001 to 2002 primarily due to the $15,728 or 6.7% decline in revenues from fully stabilized communities discussed further below. The rental and other revenue increases from the Company’s newly stabilized and lease-up properties of $14,865 were offset by the revenue reduction of $18,914, from assets sold between years (see discussion under “Discontinued Operations” — comparisons of the impact of assets sold between 2002 and prior years is not comparable due to the implementation of SFAS No. 144). Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,389 or 1.2% primarily due to increased central office management expenses as well as increased costs associated with a higher volume of corporate apartment rentals.

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

The net gain on property sales included in continuing operations of $23,942 for 2001 resulted from the sale of six communities containing 2,799 units, one commercial property and five land parcels. The net gain on property sales included in continuing operations of $13,275 for 2002 resulted from the sale of two communities containing 540 units and one commercial property. For the year ended December 31, 2002, the Company recognized net gains from discontinued operations of $27,921 ($24,545 net of minority interest) from the sale of six communities containing 2,125 units, one commercial property and certain land parcels, offset by reserves of $11,351 ($9,978 net of minority interest) to write-down to fair market value, less selling costs, certain land parcels classified as held for sale.

Depreciation expense increased $13,448, or 21.2% from 2001 to 2002 primarily due to increased depreciation on newly stabilized and lease-up properties, as these properties were placed in service, partially offset by the cessation of depreciation on properties sold and held for sale between periods.

Interest expense increased $8,382 or 19.2% from 2001 to 2002 primarily due to a $8,901 reduction in capitalized interest to development properties between years as the Company’s development pipeline transitioned to operating properties. Exclusive of the reduction in capitalized interest, the decrease in interest expense was a result of lower interest costs on the Company’s variable rate borrowings in 2002.

General and administrative expenses increased $1,175, or 8.9%, from 2001 to 2002 primarily due to reduced capitalization of certain costs associated with the Company’s development and construction efforts resulting from the reduced volume of development and construction activity between periods.

Development costs and other expenses of $830 in 2002 include the $694 write-down of a technology investment to its estimated fair value and $136 of costs associated with the early extinguishment of indebtedness. Development costs and other expenses of $88 in 2001 represented costs associated with the early extinguishment of indebtedness. The $136 and $88 amounts were reclassified from their prior year presentations as extraordinary items as a result of the 2003 implementation of SFAS No. 145.

The Company recorded project abandonment, employee severance and other charges of $17,450 in 2001. These charges are discussed in more detail below. No such charges were recorded in 2002.

Equity in losses of unconsolidated real estate entities increased from $186 in 2001 to $1,590 in 2002. These losses reflect the Company’s share of earnings and losses from four single community limited liability companies (see note 4 to the consolidated financial statements). The losses increased in 2002 as the majority of the properties entered the lease-up phase in 2002. These lease-up phase communities were incurring “lease-up deficits,” as defined earlier in this section.

Post Properties, Inc.

Post Apartment Homes, L.P.

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year. For the 2002 to 2001 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2001 (adjusted to reduce the portfolio for communities classified as discontinued operations under SFAS No. 144). This portfolio consisted of 52 communities with 18,752 units including 26 communities with 11,434 units (61.0%) located in Atlanta, Georgia, 17 communities with 4,137 units (22.1%) in Dallas, Texas, three communities with 1,439 units (7.7%) located in Tampa, Florida and six communities with 1,742 units (9.2%) located in other markets. The operating performance of these communities is summarized as follows:

	2002	2001	% Change

Rental and other revenues	$220,756	$236,484	(6.7)%
Property operating and maintenance expenses (excluding depreciation and amortization)	76,022	76,324	(0.4)%

Same store net operating income (1)	$144,734	$160,160	(9.6)%

Capital expenditures (2)
Recurring
Carpet	$1,692	$1,332	27.0%
Other	4,443	4,310	3.1%

Total recurring	6,135	5,642	8.7%
Non-recurring	1,807	1,926	(6.2)%

Total capital expenditures (A)	$7,942	$7,568	4.9%

Total capital expenditures per unit (A÷18,752 units)	$424	$404	5.0%

Average monthly rental per apartment unit (3)	$1,050	$1,076	(2.4)%

Average economic occupancy (4)	91.1%	94.3%	(3.2)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 15 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP income (loss) from continuing operations.
(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	2002	2001

Recurring capital expenditures by operating segment
Same store	$6,135	$5,642
Partially stabilized	27	14
Construction and lease-up	121	50
Other, including discontinued operations	3,098	4,735

Total recurring capital expenditures per statements of cash flows	$9,381	$10,441

Non-recurring capital expenditures by operating segment Same store	$1,807	$1,926
Partially stabilized	23	20
Construction and lease-up	62	31
Other, including discontinued operations	1,549	558

Total non-recurring capital expenditures, per statements of cash flows	$3,441	$2,535

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
(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic

Post Properties, Inc.

Post Apartment Homes, L.P.

occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy including these amounts would have been 89.3% and 93.8% for the years ended December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, concessions were $3,591 and $1,946, respectively, and employee discounts were $572 and $770, respectively.

Rental and other revenue decreased $15,728 or 6.7% from 2001 to 2002. This decrease resulted from a decline in the average economic occupancy of the portfolio from 94.3% in 2001 to 91.1% in 2002 and a 2.4% decline in the average monthly rental rate per apartment unit. The decline in average rental rates resulted in a revenue decrease of approximately $5,690 between years. The aggregate decline in revenues related to vacancy loss, up-front concessions and other property fees totaled approximately $7,197, $1,644 and $1,197, respectively. These declines in 2002 reflect the effect of the national recession on the Company’s primary markets coupled with an excess supply of new apartment units. This was especially true for the Company’s largest market, Atlanta, Georgia, which experienced job losses in 2001 and 2002 as many major employers downsized their workforces in response to slow economic activity.

Property operating and maintenance expenses (exclusive of depreciation and amortization) were essentially flat between years. Increased insurance expenses of $1,346 or 55.6% were largely offset by decreased personnel expenses of $178 or 0.9%, decreased property tax expenses of $639 or 2.4% and decreased repairs and maintenance expenses of $672 or 7.0%. Insurance costs increased primarily due to the volatility in insurance markets caused by, among other things, increased terrorism risks and lower insurance company investment returns. The cost of property and liability coverage were both significantly higher for the 2002 renewal period. Personnel costs decreased due to both staff reductions and tighter control of wage levels between years. Property tax expenses decreased due to approximately $500 of tax reductions for 2001 property taxes received and recognized in 2002 and a focused effort to control 2002 property taxes resulting in effectively no increase between years. Repairs and maintenance expenses decreased due to reduced grounds maintenance and overall expenses resulting from intensive cost control efforts in 2002.

Discontinued Operations

In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.

For the year ended December 31, 2003, income from discontinued operations included the results of operations of nine communities, containing 4,340 units, classified as held for sale at December 31, 2003 and the results of operations of four communities sold in 2003 through their sale date. For the years ended December 31, 2002 and 2001, income from discontinued operations included the results of operations of all communities classified as held for sale at December 31, 2003, communities sold in 2003 and the results of operations of six communities and one commercial property sold in 2002 through their sale dates.

The revenues and expenses of these communities for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

Revenues
Rental	$42,350	$59,585	$74,206
Other	1,935	2,531	3,138

Total revenues	44,285	62,116	77,344

Expenses
Property operating and maintenance (exclusive of items shown separately below)	17,362	23,906	27,126
Depreciation	6,276	11,167	12,799
Interest	5,955	9,776	14,277
Asset impairment charges	14,118	—	—

Total expenses	43,711	44,849	54,202

Income from discontinued operations (before minority interest)	574	17,267	23,142
Minority interest	58	(2,088)	(2,763)

Income from discontinued operations	$632	$15,179	$20,379

Post Properties, Inc.

Post Apartment Homes, L.P.

The decrease in revenues and expenses between periods results from the timing and size of the communities sold. As discussed under “Liquidity and Capital Resources”, the Company expects to continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy. As such, the Company may continue to have additional assets classified as held for sale, however, the timing and amount of such asset sales will vary from period to period.

During the third quarter of 2003, the Company reclassified an impairment loss of $14,118 from continuing operations to discontinued operations. The impairment loss, originally recorded in the first quarter 2003, related to the write-down of the cost of the Company’s apartment community located in Phoenix, Arizona to its estimated fair value. The reclassification of the impairment loss to discontinued operations reflected the designation of this community as held for sale during the third quarter of 2003 and the final sale of the community in the fourth quarter of 2003.

For the year ended December 31, 2003, the Company recognized net gains from discontinued operations of $42,205 ($37,736 net of minority interest) on the sale of four communities containing 1,844 units and one land parcel, reduced by losses of $4,757 ($4,239 net of minority interest) resulting from losses on the sale of certain land parcels and reserves to write-down to fair value, less selling costs, one community and certain other land parcels classified as held for sale. These sales generated net proceeds of approximately $163,560. For the year ended December 31, 2002, the Company recognized net gains of $27,921 ($24,545 net of minority interest) from the sale of six communities containing 2,125 units, one commercial property and certain land parcels, offset by reserves of $11,351 ($9,978 net of minority interest) to write-down to fair market value, less selling costs, certain land parcels classified as held for sale. These sales generated net proceeds of approximately $140,823 (excludes net proceeds of $41,393 from the sale of two apartment communities and one commercial property classified in continuing operations as discussed above).

Management Transition and Severance, Proxy and Project Abandonment, Employee
Severance and Other Charges

In 2002, the Company began a planned management succession process. A new chief executive officer was named and the roles of the chairman of the board of directors and the chief executive officer were separated into individual positions. In the first quarter of 2003, the Company’s former chairman and vice chairman of the board of directors changed their status from executive officers to non-executive board members and an independent board member was elected as chairman of the board. The Company’s new chairman of the board and the chief executive officer embarked on additional management changes, which included the departures of the Company’s executive vice president and chief financial officer and executive vice president of asset management, in the second quarter of 2003. These changes and executive departures lead to the severance charges discussed in the following paragraphs.

Following a proxy contest initiated by the Company’s former chairman of the board, as discussed more fully below, the Company completed the transition to a new management team. A new chief investment officer was added in the second quarter of 2003 to lead the Company’s development, acquisition and asset disposition efforts and a new chief financial officer was added in the fourth quarter of 2003 to lead the financial disciplines of the Company.

In 2003, the Company recorded a first quarter charge of $19,711 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice chairman of the board of directors and recorded a second quarter severance charge of $1,795 relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management.

The first quarter charge consisted of a $13,993 charge representing the discounted present value of the estimated payments to be made to the former chairman and vice chairman under their existing employment arrangements and a $5,718 charge representing the discounted present value of estimated net costs that may be incurred by the Company as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment contracts. The second quarter charge of $1,795 represented the aggregate amount of the estimated payments and benefits to be made to the departing executive officers.

As discussed above, the Company recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the period from the date of the charges through December 31, 2003:

Aggregate severance charges	$21,506
Payments in 2003	(3,237)
Interest accretion	902

Accrued severance charges at December 31, 2003	$19,171

Post Properties, Inc.

Post Apartment Homes, L.P.

Substantially all of these remaining amounts will be paid over the remaining terms of the employment contracts (10 to 13 years) of the former chairman and vice chairman of the board of directors.

Proxy and related costs of $5,231 represent the legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount includes the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits are expected to be settled in 2004. Through December 31, 2003, substantially all of the proxy and related costs have been paid.

In the fourth quarter of 2001, the Company recorded project abandonment, employee severance and other charges totaling $17,450. These charges, precipitated by the sharp decline in economic and market conditions, reflected management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. The project abandonment charge of $8,122 represents reserves on certain predevelopment and transaction pursuit costs in markets the Company will no longer pursue for development opportunities and for certain projects that will no longer be pursued due to economic and market conditions. The employee severance charge of $3,560 was primarily for severance costs related to an approximately 100 person senior management and staff workforce reduction plan initiated and completed in the fourth quarter of 2001. Other charges included a loss of $2,831 related to the disposition of the Company’s corporate aircraft, a loss of $452 on the sale of the Company’s third party landscape business discussed more fully below, write-downs of $1,000 related to the Company’s exit from the then-existing for-sale housing business in all markets, and the write-down to estimated market value of certain internet and technology investments of $1,485. As of December 31, 2003, substantially all of these charges have been paid.

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc., a subsidiary entity that provided landscape maintenance, design and installation services to third parties, and RAM Partners, Inc., a separate subsidiary entity that managed apartment communities for third parties. These businesses were sold to members of the respective former management teams of the subsidiaries. The Company financed 100% of the sales price of $5,767 (adjusted for working capital transfers at closing) through purchase money notes with fixed interest rates of 9%. The notes require periodic interest, annual principal and final balloon principal payments in 2006. The notes can be extended for two one-year periods. Under generally accepted accounting principles, the transactions were not recorded as sales at December 31, 2001, as the conditions for sale recognition, primarily the receipt of an adequate down payment on the notes, were not met. The sale of the Post Landscape Group resulted in a loss of $452. Under generally accepted accounting principles, this loss was recognized in 2001 and included in the project abandonment, employee severance and impairment charges discussed above. In 2002, the Company recognized the sales of both businesses. The impact of the sales recognition was to record a net gain of $510 on the sale of RAM Partners, Inc. See note 7 to the consolidated financial statements for an additional discussion of these transactions.

During the first quarter of 2002, the Company transferred certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC in exchange for Oxford Properties, LLC’s assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction, the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties, LLC had the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties, LLC also agreed to employ 28 former Company and Post Construction Services employees. As a result, the Company was not responsible for costs that would have otherwise resulted from winding up the third party construction business. The Company recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties, LLC is an entity owned by former officers of the Company and by the son of the Company’s former chairman and chief executive officer.

Outlook for 2004

In 2004 management expects a moderation in the rate of decline in rental and other revenues from fully stabilized communities compared to 2003. This flattening of total revenues reflects smaller year over year reductions in the average monthly rents offset by expected higher average occupancies in 2004. Through continued cost control efforts into 2004, management expects modest full year increases in fully stabilized community operating expenses

Post Properties, Inc.

Post Apartment Homes, L.P.

primarily driven by projected full year increases in property taxes and personnel expenses offset somewhat by lower insurance expenses. Lower insurance expenses reflect reduced insurance rates resulting from more stable insurance markets in the 2004 renewal period. In light of the expectation of flatter revenues and modestly higher operating expenses for the full year of 2004, management expects stabilized community net operating income to continue to show modest year over year declines when compared to 2003.

During the first two quarters of 2004, management expects to sell nine apartment communities held for sale at December 31, 2003. These sales are expected to generate accounting gains of approximately $136,000 to $140,000 during the year. The expected gross proceeds from these sales of $276,000 to $280,000 are intended to be used for various corporate purposes, which may include preferred equity redemption (see discussion below), common equity repurchases and debt reductions intended to maintain the strength of the Company’s balance sheet, combined with reinvestment in developments and acquisitions that enhance the diversification of the Company’s cash flow stream and the quality of its portfolio. The retirement of outstanding debt and the redemption of outstanding preferred stock are expected to result in additional expenses associated with the write off of unamortized issuance costs, as well as the termination of related derivative contract hedges and prepayment premiums, if any (see discussion below). As the timing of the sales and the resulting reduction in property net operating income may not coincide with the reinvestment of the proceeds in similar yielding assets or financing cost reductions, the Company’s overall net income will be somewhat diluted in 2004 until such reinvestments or similar financing cost reductions occur.

Management expects interest expense in 2004 to be lower than in 2003 due generally to lower average debt levels between years. Management expects general and administrative, development costs and other expenses to increase in 2004 resulting from the increased amortization of prior year restricted stock and stock option awards, generally higher costs related to Sarbanes-Oxley and corporate governance compliance and the expensing of a larger portion of previously capitalized development personnel and related costs. On a quarterly basis in 2004, management expects general and administrative costs will be moderately higher than was experienced in the fourth quarter of 2003. The Company has retained key development personnel in late 2003 and into 2004 as it assessed the timing, nature and location of its future development efforts. The Company expects to start the development of new projects in 2004 and, as previously discussed, the Company has one project in the predevelopment stage with an expected construction start date in 2004. To the extent new developments commence in 2004, the Company expects to capitalize development personnel and related costs to such projects.

For the first quarter of 2004, management expects same store property net operating income to be somewhat lower as compared to the fourth quarter of 2003, driven primarily by lower rental rates as leasing efforts are anticipated to be impacted by the traditionally slower winter season. In addition, operating expenses are expected to increase 3% to 4% sequentially, due partly to resetting annual accruals for property taxes and insurance, as well as amounts the Company expects to spend on exterior painting in the first quarter of 2004. The Company also expects lower net income as a result of dilution from the assets sold in the fourth quarter of 2003.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities decreased from $119,763 in 2002 to $91,549 in 2003 primarily due to lower net income (before depreciation and gain on sale of assets) resulting from the weaker operating performance of the Company’s fully stabilized properties, the impact of proxy and severance costs paid in 2003 and reduced earnings from the dilutive impact of the Company’s asset sale and capital recycling program. Net cash provided by operating activities decreased from $161,564 in 2001 to $119,763 in 2002 primarily due to lower net income (before depreciation and gain on sale of assets), also resulting from the weaker operating performance of the Company’s fully stabilized properties and the dilutive impact of the Company’s asset sale and capital recycling program. As noted above, the Company expects cash flows from operating activities to continue to show declines into 2004 primarily driven by the expected weaker performance of the Company’s fully stabilized properties and the continued dilutive cash flow impact from asset sales.

Net cash used in investing activities increased from a net use of $48,821 in 2002 to net cash provided by investing activities of $234,195 in 2003 primarily due to reduced development and construction expenditures in 2003 and the net repayment of construction loan advances and cash distributions from unconsolidated entities in 2003, partially offset by reduced proceeds from wholly-owned asset sales between periods. The reduction in development and construction expenditures was a planned strategy in 2003 and 2002 to reduce the Company’s development pipeline due to difficult market conditions (lower market rental rates and an over supply of apartment communities) in the Company’s primary markets. Net cash used in investing activities decreased from $51,213 in 2001 to $48,821 in

Post Properties, Inc.

Post Apartment Homes, L.P.

2002 primarily due to reduced spending on the construction and acquisition of real estate assets offset by lower proceeds from assets sales.

Net cash used in financing activities increased from $69,355 in 2002 to $330,800 in 2003 primarily due to the increased repayment of outstanding debt in 2003. The proceeds used to repay consolidated debt balances were generated from asset sale proceeds and through the repayment of construction loan advances and cash distributions from unconsolidated entities. Net cash used in financing activities decreased from $113,007 in 2001 to $69,355 in 2002 primarily due to the Company not acquiring any treasury stock in 2002, partially offset by reduced net borrowings between periods.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2004. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common dividends to shareholders through its net cash flows provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.

In order to better align with this objective in 2003, the Company reduced its quarterly dividend payment rate to common shareholders from a rate of $0.78 per share to $0.45 per share effective with the quarterly dividend paid for the first quarter of 2003. In 2002, the additional funding, in excess of cash flows from operating activities less operating capital expenditures (as discussed above), required to pay the 2002 quarterly dividends was funded through a combination of line of credit borrowings and proceeds from asset sales. The factors that led to the 2003 dividend reduction were the decline in economic and market conditions in the Company’s major markets resulting in lower cash flow from its operating property portfolio, the slower lease-up of its existing development community portfolio and the short-term negative cash flow impact of funding its current development portfolio through the sale of operating real estate assets.

For the year ended December 31, 2003, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was not sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $20,000 (including payment for proxy and executive severance costs of approximately $8,000). The Company used a combination of proceeds from asset sales and line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s quarterly dividend to common shareholders of $0.45 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

For 2004, management of the Company expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. The Company intends to use primarily the proceeds from 2004 asset sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The factors leading to this net operating cash flow shortfall are the continuing soft market conditions for the Company’s operating properties and the short-term impact negative cash flow impact of sales of operating properties (discussed below) prior to the reinvestment of such proceeds. The Company’s board of directors, however, will continue to review the dividend quarterly.

Management expects the Company to meet its future construction and development and certain of its other long-term liquidity requirements, including maturities of long-term debt and lines of credit, debt and equity commitments to unconsolidated entities (summarized below) and possible land and property acquisitions through the selective sale of operating properties and through long-term secured and unsecured borrowings. Management believes the Company has adequate borrowing capacity and access to real estate sales markets to fund these requirements. The capacity under the Company’s lines of credit was created primarily through proceeds from property sales and from the repayment of construction advances to unconsolidated entities. Additionally, in prior years the Company has utilized equity joint ventures as a means of raising capital and reducing the size and exposure of its development property pipeline. The Company may continue to use joint venture arrangements in future years as a source of capital, to reduce its market concentrations in certain markets and to reduce its exposure to certain risks of its future development pipeline.

Post Properties, Inc.

Post Apartment Homes, L.P.

As previously discussed, the Company intends to use the proceeds from the sale of operating properties and availability under its unsecured revolving line of credit as the primary source of capital to fund its current and future development and acquisition expenditures. The Company began an asset sale and capital recycling program in 2000 as the primary means to fund its on-going community development program. Total funds raised in 2003, 2002 and 2001 were $163,560, $182,216 and $220,122, respectively. Additionally in 2003, the Company received net proceeds of approximately $75,000 (including the repayment of the construction loan from the venture) from the sale of one apartment community held in an unconsolidated entity. A more detailed discussion of the assets sales is included in note 5 to the consolidated financial statements

In the third quarter of 2003, the Company initiated marketing efforts to sell 11 apartment communities containing 5,175 units. In the fourth quarter of 2003, the Company sold two of these apartment communities, containing 835 apartment units, for net proceeds of $63,702. The remaining nine communities, containing 4,340 apartment units, are expected to generate gross sales proceeds totaling approximately $276,000 to $280,000. The anticipated closing dates of the nine communities range from the first quarter of 2004 to the second quarter of 2004. The nine communities are located in Atlanta, Georgia, Dallas, Texas, and Orlando, Florida. The proceeds from these sales are intended to be used for various corporate purposes and may be used to fund future development expenditures, future property acquisitions, future debt reduction and to opportunistically repurchase the Company’s preferred (see discussion below) and common stock. These sales are also expected to generate capital gains for tax purposes in 2004 of approximately $102,000 to $106,000. Realized capital gains must generally be distributed to shareholders, in the form of dividends, in order to avoid the payment of income taxes at the corporate level. The Company expects to be able to use its regular quarterly dividend of $0.45 per share, as well as other tax planning strategies, to pay out or otherwise mitigate the impact of these capital gains. Although the Company currently does not have plans to do so, the Company may also evaluate a special dividend. These sales are part of the Company’s plans to focus its operations in fewer markets, maintain the low average age and high quality of the portfolio and reduce the Company’s market concentrations in Atlanta, Georgia and Dallas, Texas. In connection with the sale of six of the properties discussed above, the Company expects that the purchaser(s) will acquire those properties subject to a combined total of approximately $119,000 of tax-exempt mortgage debt. In connection with the assumption of this tax-exempt mortgage debt, the Company expects to record expenses of an estimated $3,000 to $3,500 in connection with the write-off of related unamortized deferred financing costs and the termination of related interest rate cap agreements in 2004.

On March 5, 2004, the Company redeemed its 7 5/8% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) for $25.00 per share (an aggregate of $50,000), plus accrued and unpaid dividends through March 5, 2004. In connection with the issuance of the Series C Preferred Stock in 1998, the Company incurred $1,716 in issuance costs and recorded such costs as a reduction of shareholders’ equity. The redemption price of the Series C Preferred Stock exceeds the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Company will reflect the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common shareholders in the first quarter of 2004. In addition to the redemption of its Series C Preferred Stock, the Company is considering redeeming its $70,000 Series D Cumulative Redeemable Preferred Units, which become callable on September 3, 2004, with expected proceeds from the asset sales discussed above, although there are no assurances that the Company will do so.

At December 31, 2003, adjusted for the increased capacity under the Company’s new $350,000 credit facility in January 2004, the Company had available credit facility borrowing capacity of approximately $298,000 under its line of credit facilities. The Company’s primary credit facility with total capacity of $350,000 matures in January 2007 and its $20,000 cash management facility matures in April 2004. Management expects to renew and extend its $20,000 cash management credit facility prior to its maturity. Management believes it will have adequate capacity under its facilities to execute its 2004 business plan and meet its short-term liquidity requirements without a significant level of additional asset sales (other than those asset sales discussed above) or other secured and unsecured debt financings.

In the third quarter of 2003, the Company’s unsecured public debt ratings were downgraded by Moody’s Investor Service from Baa2 to Baa3. The Company’s current unsecured debt ratings are BBB by Standard & Poor’s and Baa3 by Moody’s Investors Service. The Company continues to be rated investment grade by both rating agencies. Under the terms of the Company’s new credit facility, closed in January 2004, the stated interest rate on borrowings will be LIBOR plus 0.90%. Interest rates under the new credit facility are based on the lower of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. Any downgrades below Baa3 (Moody’s Investor Service) and BBB- (Standard & Poor’s) would lead to increased pricing under its primary credit facility to LIBOR plus 1.35%. Future downgrades may also increase the pricing of new issuances of public

Post Properties, Inc.

Post Apartment Homes, L.P.

unsecured debt. Should the Company not maintain its investment grade credit ratings, its total dividend payout, exclusive of the portion of the dividend attributable to capital gains from asset sales up to $15,000, would be limited to 95% versus 100% of consolidated income available for distribution, as defined. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. Management believes the Company’s current business plan and financing strategy are consistent with the fundamentals of maintaining its investment grade ratings.

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2003, were as follows:

	Obligation Due Date

Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$1,114,312	$27,094	$284,134	$116,192	$686,892
Lines of credit (1)	72,010	72,010	—	—	—
Operating leases (2)	155,209	1,285	2,480	2,535	148,909
Other long-term obligations (3)	16,949	3,123	6,988	4,624	2,214
Debt and equity commitments to unconsolidated entities (4)	4,946	4,946	—	—	—

	$1,363,426	$108,458	$293,602	$123,351	$838,015

(1)	At December 31, 2003, the Company had issued letters of credit to third parties totaling $1,913 under its credit facility arrangements. Subsequent to December 31, 2003, the Company’s primary line of credit was refinanced and the maturity date was extended to January 2007.
(2)	Includes six ground leases relating to apartment communities owned by the Company.
(3)	Represents amounts committed to current and former executive officers under the terms of employment and severance agreements.
(4)	At December 31, 2003, the Company was obligated to fund approximately $4,946 of equity contributions to unconsolidated entities. In addition, the Company has guaranteed the final cost of certain construction cost categories of one of the underlying real estate projects. As of December 31, 2003, the maximum exposure under the cost guarantee provision of the arrangements is approximately $5,200. At December 31, 2003, the Company estimates that it will have no additional funding obligations under these cost guarantee provisions.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $15,865, $14,857 and $17, 202 for the years ended December 31, 2003, 2002 and 2001, respectively. Based on the size of the Company’s operating property portfolio at December 31, 2003, the Company expects that its capital expenditures in 2004 will be relatively consistent with the amount incurred in 2003 as the Company seeks to maintain the operating performance of its assets. At December 31, 2003, the Company did not have any material future cash expenditure obligations with respect to future development projects as the Company had no projects currently under construction. As previously discussed, the Company has one project in the predevelopment stage at December 31, 2003. Project construction is anticipated to begin in 2004.

At December 31, 2003, the Company had outstanding interest rate swap derivative financial instruments with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. The contractual payment terms of these arrangements are summarized in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K. Additional information regarding the accounting and disclosure of these arrangements is included in note 13 to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

The Company holds investments in three unconsolidated entities. Two of these unconsolidated entities have third-party mortgage loans aggregating $33,763 at December 31, 2003. As discussed in note 4 to the consolidated financial statements, the Company issued a limited guarantee and indemnity relating to certain customary non-recourse carve out provisions and environmental matters on one of these loans with a maximum potential net exposure to the Company of $1,750. The Company believes that is not reasonably likely that it will be required to fund any obligations under this arrangement.

Unsecured Lines of Credit

At December 31, 2003, the Company utilized a $320,000 three-year syndicated revolving line of credit, for its short-term financing requirements. At December 31, 2003, the stated interest rate for this line of credit was LIBOR plus

Post Properties, Inc.

Post Apartment Homes, L.P.

0.85% or prime minus 0.25%. This line of credit required the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. In January 2004, the Company refinanced its previous revolving line of credit with a new $350,000 three-year unsecured revolving line of credit (the “Revolver”). The Revolver has a stated interest rate of LIBOR plus 0.90% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the lower of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in April 2004. Management expects to renew and extend the maturity of this facility prior to April 2004. At December 31, 2003, the Company had issued letters of credit to third parties totaling $1,913 under this facility.

At December 31, 2002, the Company had in place an additional $125,000 line of credit facility for general corporate purposes. This line was not renewed upon its maturity in April 2003 as the Company’s liquidity needs were reduced as a result of reduced development activity.

Long-term Debt Issuances and Retirements

In February 2003, one of the Company’s unconsolidated equity ventures closed a $17,000 mortgage loan with a life insurance company. In November 2003, a second unconsolidated equity venture closed a $17,000 mortgage loan with a second life insurance company. These loans are secured by the apartment communities owned by the ventures in which the Company has a 35% ownership interest. The Company received 100% of the proceeds from these loans in repayment of its outstanding construction loans to the ventures. Under the first loan, payments of principal and interest are based upon an interest rate of 4.28% per annum and a 30-year amortization schedule, with a balance due at maturity in March 2008. Under the November 2003 loan, interest only payments are based on an interest rate of 4.04% with a maturity date in December 2008.

Upon their maturity in October 2003, the Company repaid $100,000 of its 7.25% senior unsecured notes using borrowings under its unsecured lines of credit.

The Company expects to place mortgage loans in consolidated and unconsolidated entities in 2004. The proceeds from these mortgage loans will generally be used to repay construction loans to the Company. The Company will, in turn, use the proceeds to repay line of credit borrowings.

Stock Repurchase Program

In the fourth quarter of 2003, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common stock or preferred stock at market prices from time to time through December 31, 2004. Under a previous program, which expired in September 2003, the Company repurchased 3,127,600 shares of common stock and 100,000 shares of preferred stock over a two-year period at an aggregate cost of approximately $119,226. The Company acquired no common or preferred stock in 2003. Management has indicated it will be opportunistic with respect to additional share repurchases and intends to finance additional repurchases with asset sale proceeds rather than additional borrowings.

On March 5, 2004, the Company redeemed all 2,000,000 shares of its 7 5/8% Series C Preferred Stock at a redemption price of $25.00 per share (an aggregate amount of $50,000), plus accrued and unpaid dividends through March 5, 2004.

Post Properties, Inc.

Post Apartment Homes, L.P.

Schedule of Indebtedness

The following table reflects a summary of the Company’s indebtedness at December 31, 2003 and 2002:

					December 31,
		Interest		Maturity
Description	Payment Terms	Rate		Date(1)	2003	2002

Unsecured Notes
Senior Notes	Int.	6.11% – 7.70%		2006-2010	$285,000	$385,000
Medium Term Notes	Int.	6.69% – 8.12%	(2)	2004-2015	323,000	323,000

					608,000	708,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.85%	(3)	2004	60,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	12,010	11,369

					72,010	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(4)	2029	99,800	101,100
Other	Prin. and Int.	5.5% – 7.69%		2007-2013	192,132	194,706

					291,932	295,806

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.15%	(5)	2025	214,380	214,380

Total					$1,186,322	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The annual interest rate on these securities to March 2005 is 6.85%. The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarking dealer elects not to remarket the MOPPRS, the Company is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Company’s applicable credit spread for Company securities with similar maturities. The MOPPRS may be redeemed, at the Company’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty (generally equivalent to the make-whole amount necessary to compensate for the amount by which the base rate of 5.715% exceeds the then-existing 10-year treasury rate).
(3)	Represents stated rate. At December 31, 2003, the weighted average interest rate was 1.96%. Subsequent to December 31, 2003, this line of credit was refinanced and its maturity was extended to 2007.
(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2003 before credit enhancements. At December 31, 2003, the Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

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

Acquisition of assets and community improvement and other capitalized expenditures for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	2003	2002	2001

New community development activity(1)	$24,914	$152,163	$232,569
Revenue generating additions and improvements(2)
Property renovations	320	1,025	4,019
Sub-metering of water service	920	1,010	207
Nonrecurring capital expenditures(3)	5,152	3,441	2,535
Recurring capital expenditures(4)
Carpet replacements	3,049	2,755	2,935
Other community additions and improvements	6,424	6,626	7,506
Corporate additions and improvements	799	1,100	3,021

	$41,578	$168,120	$252,792

Other Data
Capitalized interest	$3,555	$13,223	$22,124

Capitalized internal personnel and associated costs(5)	$1,566	$5,196	$13,833

(1)	Reflects aggregate community development costs, exclusive of the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.

Post Properties, Inc.

Post Apartment Homes, L.P.

Current Development Activity

At December 31, 2003, the Company has in initial lease-up two new communities that contain an aggregate of 468 units. The Company’s communities in initial lease-up are summarized in the following table:

		Estimated	Amount			Estimated
		Construction	Spent	Quarter of	Quarter of	Quarter of	%	%
	Number of	Cost	As of	Construction	First Units	Stabilized	Leased	Occupied
Metropolitan Area	Units	($ in millions)	12/31/2003	Start	Available	Occupancy(1)	2/28/2004	2/28/2004

Wholly-Owned Construction/Lease-up Communities
New York City, NY
Post ToscanaTM	199	$92	$92	1Q’02	1Q’03	1Q’04	94.5%	89.4%
Subtotal Wholly-Owned Construction/Lease-up Communities	199	$92	$92

Co-Investment Construction/Lease-up Communities
Washington D.C.
Post Massachusetts AvenueTM(2)	269	$72	$72	2Q’01	4Q’02	1Q’04	90.0%	89.2%

Subtotal Co-Investment Construction/Lease-up Communities	269	$72	$72

Construction Totals	468	$164	$164

Less Partners’ Portion		$(47)	$(47)

Post Properties’ Funding Commitment		$117	$117

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	This community is being developed as a joint venture (Post equity ownership is 35%).

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

Funds from Operations

The Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is defined by NAREIT as net income (loss) available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. In October 2003, NAREIT issued additional guidance modifying the definition of FFO. The first modification revised the treatment of asset impairment losses and impairment losses incurred to write-down assets to their fair value at the date assets are classified as held for sale, to include such losses in FFO. Previously such losses were excluded from FFO consistent with the treatment of gains on property sales. The second modification clarified the treatment of original issue costs and premiums paid on preferred stock redemptions to deduct such costs and premiums in determining FFO available to common shareholders. This modification was consistent with the recently clarified treatment of these costs under GAAP. The Company has adopted the modifications to the definition of FFO effective with its reported results for the third quarter of 2003. Prior year presentations of FFO have been restated to conform with the revised definition of FFO. FFO is a supplemental non-GAAP financial measure. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

The Company also uses FFO as an operating measure. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time. NAREIT stated in its April 2002 White Paper on Funds from Operations “since real estate asset values have historically risen

Post Properties, Inc.

Post Apartment Homes, L.P.

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

FFO should not be considered as an alternative to net income available to common shareholders (determined in accordance with GAAP) as an indicator of the Company’s financial performance. While management believes that FFO is an important supplemental non-GAAP financial measure, management believes it is also important to stress that FFO should not be considered as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity. Further, FFO is not necessarily indicative of sufficient cash flow to fund all of the Company’s needs or ability to service indebtedness or make distributions.

A reconciliation of net income available to common shareholders to FFO is provided below.

	2003(1)	2002(1)	2001(1)

Net income available to common shareholders	$2,707	$49,297	$74,920
Cumulative effect of accounting change, net of minority interest	—	—	613
Minority interest of common unitholders — continuing operations	(3,552)	2,681	7,429
Minority interest in discontinued operations(2)	3,893	4,091	2,763
Gains on property sales — continuing operations	—	(13,275)	(41,273)
Gains on property sales — unconsolidated entities	(8,395)	—	—
Gains on property sales — discontinued operations (excluding asset impairment charges)	(40,793)	(27,921)	—
Depreciation on wholly-owned real estate assets, net(3)	84,530	82,917	70,956
Depreciation on real estate assets held in unconsolidated entities	1,568	1,104	67

Funds from operations available to common shareholders	$39,958	$98,894	$115,475
Cash flow provided by (used in):
Operating activities	$91,549	$119,763	$161,564
Investing activities	$234,195	$(48,821)	$(51,213)
Financing activities	$(330,800)	$(69,355)	$(113,007)
Weighted average shares outstanding — basic	37,687,524	36,939,144	38,052,673
Weighted average shares and units outstanding — basic	42,134,072	42,020,759	43,211,834
Weighted average shares outstanding — diluted	37,698,576	36,953,962	38,267,939
Weighted average shares and units outstanding — diluted	42,145,124	42,035,577	43,427,100

(1)	For the years ended December 31, 2002 and 2001, FFO available to common shareholders has been restated from the prior year presentations to reflect reductions of $11,351 and $17,331 for impairment losses on real estate assets resulting from the NAREIT modification of the definition of FFO. Additionally, for the years ended December 31, 2002 and 2001, FFO available to common shareholders has been restated from the prior year presentation to reflect a reduction of $136 and $88, respectively, for early debt extinguishment costs reclassified from extraordinary items to operating expenses under SFAS No. 145. For the year ended December 31, 2003, FFO available to common shareholders has been restated to reflect a reduction of $14,118 for impairment losses on real estate recognized in the first half of 2003.
(2)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.
(3)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2003, the Company had $196,810 of variable rate debt tied to LIBOR. In addition, the Company had $214,380 in variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:

•	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;

•	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriate matching maturities;

•	use treasury locks where appropriate to fix rates on anticipated debt transactions, and

•	take advantage of favorable market conditions for long-term debt and/or equity.

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

	Expected Maturity Date

						There-
	2004	2005	2006	2007	2008	after	Total	Fair Value

	(in thousands)
Long-term debt:
Fixed rate	$25,759	$177,967	$78,182	$110,508	$2,214	$380,502 (6)	$775,132	$830,454

Average interest rate	7.04%	7.91%	6.98%	7.16%	6.15%	7.03%	7.24%
Floating rate(1)
LIBOR-based:
Cash management line(2)	12,010	—	—	—	—	—	12,010	12,010
MTN(3)	—	25,000	—	—	—	—	25,000	25,000
Revolver(2)	60,000	—	—	—	—	—	60,000	60,000
FNMA(4)	1,335	1,435	1,550	1,670	1,800	92,010	99,800	99,800

Total LIBOR-based	73,345	26,435	1,550	1,670	1,800	92,010	196,810	196,810
Tax-exempt(5)	—	—	—	—	—	214,380	214,380	214,380

Total floating rate debt	73,345	26,435	1,550	1,670	1,800	306,390	411,190	411,190

Total debt	$99,104	$204,402	$79,732	$112,178	$4,014	$686,892	$1,186,322	$1,241,644

(1)	Interest on these debt instruments is based on LIBOR ranging from LIBOR plus 0.75% to LIBOR plus 0.85%. At December 31, 2003, the one-month LIBOR rate was 1.13%. See Schedule of indebtedness in Management’s Discussion and Analysis for rates on individual debt instruments.
(2)	Assumes the Company’s Revolver and Cash Management Line are repaid at the maturity date. Subsequent to December 31, 2003, this line of credit was refinanced with a new line of credit with a maturity date in January 2007 (see note 3 to the consolidated financial statements).
(3)	Through an interest rate swap transaction, the interest rate on this note is fixed at 7.28%.
(4)	In December 2000, the Company entered into a swap transaction that fixed the rate on the note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.
(5)	At December 31, 2003, the FNMA “AAA” tax exempt rate was 1.15%. Interest on these debt instruments is equal to the FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. The Company has purchased an interest rate cap that limits the Company’s exposure to increases in the base rate to 5.00%.
(6)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The annual interest rate on these securities to March 2005 is 6.85%. The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the

Post Properties, Inc.

Post Apartment Homes, L.P.

remarking dealer elects not to remarket the MOPPRS, the Company is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Company’s applicable credit spread for Company securities with similar maturities. The MOPPRS may be redeemed, at the Company’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty (generally equivalent to the make-whole amount necessary to compensate for the amount by which the base rate of 5.715% exceeds the then-existing 10-year treasury rate).

				Expected
		Average	Average	Settlement	Fair Value
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Asset (Liab.)

Interest Rate Swaps
Variable to fixed	$104,000 amortizing to
	$90,270	6.04%	1 month LIBOR	7/31/09	$(11,447)
Variable to fixed	$ 25,000	6.53%	3 month LIBOR	2/01/05	(1,385)
Interest rate cap	$107,190	5.00%	—	2/01/08	703
Interest rate cap	$107,190	5.00%	—	2/01/08	703

					$(11,426)

As more fully described in note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $99,800 FNMA borrowings and $25,000 medium-term notes effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2003, would increase or decrease by approximately $720 on an annualized basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 15(a) and are filed as part of this report on the pages indicated. The supplementary data are included in note 17 of the Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Post Properties, Inc.

Post Apartment Homes, L.P.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the heading “Corporate Governance” and the sections under the headings “Proposal 1 — Election of Directors” entitled “Nominees for Election — Term Expiring 2007,” “Incumbent Directors — Term Expiring 2006,” and “Incumbent Directors — Term Expiring 2005” of the Proxy Statement for Annual Meeting of Shareholders to be held May 27, 2004 (the “Proxy Statement”) are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading “Other Matters” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement is incorporated herein by reference.

Code of Ethics

In November 2003, the Company adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics will be available on the Company’s website at www.postproperties.com under the “Corporate Governance” caption. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11.     EXECUTIVE COMPENSATION

The sections under the heading “Corporate Governance” entitled “Director Compensation” of the Proxy Statement and the sections under the heading titled “Executive Compensation” entitled “Summary Compensation Table,” “Option Grants Table,” “Fiscal Year-End Option Value Table,” “Long Term Incentive Plan Table,” “Noncompetition Agreements, Employee Agreements and Change of Control Agreements,” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections under the headings “Principal Accountant Fees and Services” entitled “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” of the Proxy Statement are incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

INDEX TO FINANCIAL STATEMENTS

Page

POST PROPERTIES, INC.
Consolidated Financial Statements:
Report of Independent Auditors	54
Consolidated Balance Sheets as of December 31, 2003 and 2002	55
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	56
Consolidated Statements of Shareholders’ Equity and Accumulated Earnings for the Years Ended December 31, 2003, 2002 and 2001	57
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	58
Notes to Consolidated Financial Statements	59
POST APARTMENT HOMES, L.P.
Consolidated Financial Statements:
Report of Independent Auditors	81
Consolidated Balance Sheets as of December 31, 2003 and 2002	82
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	83
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2003, 2002 and 2001	84
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	85
Notes to Consolidated Financial Statements	86
Schedule III:
Real Estate and Accumulated Depreciation	108
All other schedules are omitted because they are either not applicable or not required
POST PROPERTIES, INC. — 1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
Financial Statements:
Report of Independent Auditors	112
Statement of Net Assets Available for Plan Benefits as of December 31, 2003 and 2002	113
Statement of Changes in Net Assets Available for Plan Benefits for the Years Ended December 31, 2003 and 2002	114
Notes to Financial Statements	115

Post Properties, Inc.

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Post Properties, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, on January 1, 2003, the Company elected to change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation using the prospective method prescribed by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Also discussed in Note 1, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, on January 1, 2001.

PricewaterhouseCoopers LLP (signed)

Atlanta, Georgia

March 11, 2004

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,

	2003	2002

Assets
Real estate assets
Land	$254,000	$273,058
Building and improvements	1,883,582	1,976,809
Furniture, fixtures and equipment	214,002	246,634
Construction in progress	12,946	92,945
Investments in and advances to unconsolidated real estate entities	74,786	182,285
Land held for future development	11,994	24,879

	2,451,310	2,796,610
Less: accumulated depreciation	(432,157)	(426,136)
Assets held for sale, net of accumulated depreciation of $74,614 and $17,829 at December 31, 2003 and 2002, respectively	145,238	73,061

Total real estate assets	2,164,391	2,443,535
Cash and cash equivalents	1,334	6,390
Restricted cash	2,065	1,369
Deferred charges, net	12,285	15,584
Other assets	35,376	41,273

Total assets	$2,215,451	$2,508,151

Liabilities and Shareholders’ Equity
Indebtedness	$1,186,322	$1,414,555
Accounts payable and accrued expenses	65,872	49,124
Dividend and distribution payable	19,509	33,252
Accrued interest payable	6,923	8,994
Security deposits and prepaid rents	7,890	8,250

Total liabilities	1,286,516	1,514,175

Minority interest of preferred unitholders in Operating Partnership	70,000	70,000

Minority interest of common unitholders in Operating Partnership	62,409	90,277

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000,000 authorized:
8 1/2 % Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 shares issued and outstanding	9	9
7 5/8 % Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
7 5/8 % Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000,000 authorized:
39,676,204 and 39,676,204 shares issued, 38,686,315 and 37,202,290 shares outstanding at December 31, 2003 and 2002, respectively	396	396
Additional paid-in capital	849,632	940,122
Accumulated earnings	—	—
Accumulated other comprehensive income	(12,362)	(14,822)
Deferred compensation	(4,424)	(639)

	833,291	925,106
Less common stock in treasury, at cost, 989,889 shares and 2,473,914 shares at December 31, 2003 and 2002, respectively	(36,765)	(91,407)

Total shareholders’ equity	796,526	833,699

Total liabilities and shareholders’ equity	$2,215,451	$2,508,151

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,

	2003	2002	2001

Revenues
Rental	$279,325	$275,605	$293,836
Other	10,165	10,413	11,394
Interest	894	1,288	1,771
Third party services	—	—	14,088

Total revenues	290,384	287,306	321,089

Expenses
Property operating and maintenance (exclusive of items shown separately below)	121,741	115,382	113,993
Depreciation	83,700	76,760	63,312
Interest	64,905	52,035	43,653
Amortization of deferred loan costs	3,801	2,327	1,978
General and administrative	15,102	14,431	13,256
Development costs and other	2,138	830	88
Severance charges	21,506	—	—
Proxy and related costs	5,231	—	—
Project abandonment, employee severance and other charges	—	—	17,450
Minority interest in consolidated property partnerships	(2,024)	(2,055)	(2,098)
Third party services	—	—	13,023

Total expenses	316,100	259,710	264,655

Income (loss) from continuing operations before equity in income (losses) of unconsolidated entities, gains on property sales and minority interest	(25,716)	27,596	56,434
Equity in income (losses) of unconsolidated real estate entities	7,791	(1,590)	(186)
Gains on property sales	—	13,275	23,942
Minority interest of preferred unitholders in Operating Partnership	(5,600)	(5,600)	(5,600)
Minority interest of common unitholders in Operating Partnership	3,552	(2,681)	(7,429)

Income (loss) from continuing operations	(19,973)	31,000	67,161

Discontinued operations
Income from discontinued operations, net of minority interest	632	15,179	20,379
Gains on property sales, net of minority interest	33,497	14,567	—

Income from discontinued operations	34,129	29,746	20,379

Income before cumulative effect of accounting change	14,156	60,746	87,540
Cumulative effect of accounting change, net of minority interest	—	—	(613)

Net income	14,156	60,746	86,927
Dividends to preferred shareholders	(11,449)	(11,449)	(11,768)
Redemption costs on preferred stock	—	—	(239)

Net income available to common shareholders	$2,707	$49,297	$74,920

Per common share data — basic
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$(0.83)	$0.53	$1.45
Income from discontinued operations	0.90	0.80	0.54

Income before cumulative effect of accounting change (net of preferred dividends and redemption costs)	0.07	1.33	1.99
Cumulative effect of accounting change, net of minority interest	—	—	(0.02)

Net income available to common shareholders	$0.07	$1.33	$1.97

Weighted average common shares outstanding — basic	37,687,524	36,939,144	38,052,673

Per common share data — diluted
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$(0.83)	$0.53	$1.44
Income from discontinued operations	0.90	0.80	0.53

Income before cumulative effect of accounting change (net of preferred dividends and redemption costs)	0.07	1.33	1.98
Cumulative effect of accounting change, net of minority interest	—	—	(0.02)

Net income available to common shareholders	$0.07	$1.33	$1.96

Weighted average common shares outstanding — diluted	37,687,524	36,953,962	38,267,939

Common dividends declared	$1.80	$3.12	$3.12

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income	Compensation	Stock	Total

Shareholders’ Equity and Accumulated
Earnings, December 31, 2000	$50	$396	$1,057,067	$—	$—	$—	$(28,903)	$1,028,610
Comprehensive income
Net income	—	—	—	86,927	—	—	—	86,927
Cumulative effect of adoption of SFAS 133, net of minority interest	—	—	—	—	(1,299)	—	—	(1,299)
Net change in derivative value, net of minority interest	—	—	—	—	(4,565)	—	—	(4,565)

Total comprehensive income								81,063
Proceeds from employee stock purchase and stock option plans	—	—	(1,410)	—	—	—	10,176	8,766
Preferred Stock repurchase	(1)	—	(5,099)	—	—	—	—	(5,100)
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	3,063	—	—	—	2,131	5,194
Restricted stock issuances, net of forfeitures	—	—	46	—	—	(616)	570	—
Amortization of deferred compensation	—	—	—	—	—	171	—	171
Treasury stock acquisitions	—	—	—	—	—	—	(87,547)	(87,547)
Dividends to preferred shareholders	—	—	—	(11,768)	—	—	—	(11,768)
Dividends to common shareholders	—	—	(42,713)	(75,159)	—	—	—	(117,872)

Shareholders’ Equity and Accumulated Earnings, December 31, 2001	$49	$396	$1,010,954	$—	$(5,864)	$(445)	$(103,573)	$901,517
Comprehensive income
Net income	—	—	—	60,746	—	—	—	60,746
Net change in derivative value, net of minority interest	—	—	—	—	(8,958)	—	—	(8,958)

Total comprehensive income								51,788
Proceeds from employee stock purchase and stock option plans	—	—	(218)	—	—	—	1,472	1,254
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	(4,561)	—	—	—	10,217	5,656
Restricted stock issuances, net of forfeitures	—	—	(18)	—	—	(459)	477	—
Amortization of deferred compensation	—	—	—	—	—	265	—	265
Dividends to preferred shareholders	—	—	—	(11,449)	—	—	—	(11,449)
Dividends to common shareholders	—	—	(66,035)	(49,297)	—	—	—	(115,332)

Shareholders’ Equity and Accumulated Earnings, December 31, 2002	$49	$396	$940,122	$—	$(14,822)	$(639)	$(91,407)	$833,699

Shareholders’ Equity and Accumulated Earnings, December 31, 2002	$49	$396	$940,122	$—	$(14,822)	$(639)	$(91,407)	$833,699
Comprehensive income
Net income	—	—	—	14,156	—	—	—	14,156
Net change in derivative value, net of minority interest	—	—	—	—	2,460	—	—	2,460

Total comprehensive income								16,616
Proceeds from employee stock purchase and stock option plans	—	—	(1,341)	—	—	—	5,480	4,139
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	(22,096)	—	—	—	42,898	20,802
Stock-based compensation	—	—	218	—	—	—	—	218
Restricted stock issuances, net of forfeitures	—	—	(1,737)	—	—	(4,527)	6,264	—
Amortization of deferred compensation	—	—	—	—	—	742	—	742
Dividends to preferred shareholders	—	—	—	(11,449)	—	—	—	(11,449)
Dividends to common shareholders	—	—	(65,534)	(2,707)	—	—	—	(68,241)

Shareholders’ Equity and Accumulated Earnings, December 31, 2003	$49	$396	$849,632	$—	$(12,362)	$(4,424)	$(36,765)	$796,526

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	Year ended December 31,

	2003	2002	2001

Cash Flows From Operating Activities
Net income	$14,156	$60,746	$86,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89,975	87,927	76,178
Amortization of deferred loan costs	3,801	2,327	1,978
Minority interest of preferred unitholders in Operating Partnership	5,600	5,600	5,600
Minority interest of common unitholders in Operating Partnership	(3,552)	2,681	7,429
Minority interest in discontinued operations	3,893	4,091	2,763
Gains on property sales — discontinued operations	(37,448)	(16,570)	—
Gains on property sales — continuing operations	—	(13,275)	(23,942)
Asset impairment charge	14,118	—	—
Equity in (income) losses of unconsolidated real estate entities	(7,791)	1,590	186
Stock-based compensation	1,071	—	—
Cumulative effect of accounting change, net of minority interest	—	—	613
Changes in assets, (increase) decrease in:
Restricted cash	(696)	(54)	(43)
Other assets	4,676	8,098	(1,626)
Deferred charges	(2,210)	(1,226)	(841)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(2,071)	(666)	(1,091)
Accounts payable and accrued expenses	8,387	(20,740)	7,824
Security deposits and prepaid rents	(360)	(766)	(391)

Net cash provided by operating activities	91,549	119,763	161,564

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(24,179)	(150,792)	(220,297)
Net proceeds from property sales	163,560	182,216	220,122
Capitalized interest	(3,555)	(13,223)	(22,124)
Recurring capital expenditures	(9,473)	(9,381)	(10,441)
Non-recurring capital expenditures	(5,152)	(3,441)	(2,535)
Revenue generating capital expenditures	(1,240)	(2,035)	(4,226)
Corporate additions and improvements	(799)	(1,100)	(3,021)
Distributions from (investments in and advances to) unconsolidated entities	115,033	(51,065)	(8,691)

Net cash provided by (used in) investing activities	234,195	(48,821)	(51,213)

Cash Flows From Financing Activities
Lines of credit proceeds (repayments), net	(124,358)	30,167	143,277
Payments on notes payable	(103,875)	(47,632)	(70,066)
Proceeds from notes payable	—	95,500	50,000
Payment of financing costs	—	(561)	(300)
Proceeds from employee stock purchase and stock option plans	4,139	1,254	8,766
Treasury stock acquisitions	—	—	(87,547)
Preferred stock repurchases	—	—	(5,100)
Distributions to preferred unitholders	(5,600)	(5,600)	(5,600)
Distributions to common unitholders	(9,789)	(15,972)	(16,018)
Dividends paid to preferred shareholders	(11,449)	(11,449)	(11,768)
Dividends paid to common shareholders	(79,868)	(115,062)	(118,651)

Net cash used in financing activities	(330,800)	(69,355)	(113,007)

Net increase (decrease) in cash and cash equivalents	(5,056)	1,587	(2,656)
Cash and cash equivalents, beginning of period	6,390	4,803	7,459

Cash and cash equivalents, end of period	$1,334	$6,390	$4,803

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2003, the Company owned 28,081 apartment units in 72 apartment communities, including 666 apartment units in three communities held in unconsolidated entities and including 468 apartment units currently in lease-up in two apartment communities. At December 31, 2003, approximately 53.5%, 18.6% and 7.9% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

As of December 31, 2003, the Company had outstanding 38,686,315 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing an 91.3% ownership interest in the Operating Partnership. Common Units held by persons (including certain Company directors) other than the Company totaled 3,667,507 as of December 31, 2003 and represented a 8.7% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 89.5%, 87.9% and 88.1% for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Certain items in the 2002 and 2001 consolidated financial statements were reclassified for comparative purposes with the 2003 consolidated financial statements.

Cost capitalization

The Company capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Company expenses as incurred all interior and exterior painting of communities.

For communities under development, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest is capitalized to projects under development based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2003, 2002 and 2001 were 6.98%, 6.80% and 7.41%, respectively. Internal personnel and associated costs are capitalized to projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such communities.

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

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s internal investment committee and after an actual program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Effective January 1, 2002 (through the implementation of SFAS No. 144), the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. The income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unencumbered assets to unsecured debt multiplied by the weighted average interest rate on the Company’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and sold. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale subsequent to January 1, 2002. Additionally, gains and losses on assets designated as held for sale subsequent to January 1, 2002 are classified as part of discontinued operations.

In years prior to 2002, real estate assets held for sale were stated separately on the consolidated balance sheet in a manner consistent with the approach discussed above. However, the operating results and gains or losses on the sale of such assets were included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable for years prior to 2002.

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

Stock-based compensation

On January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method on reported results. For stock-based compensation granted prior to January 1, 2003, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

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

The following table reflects the effect on the Company’s net income and net income per common share had the fair value method of accounting under SFAS No. 123 been applied for each year.

	2003	2002	2001

Net income available to common shareholders
As reported	$2,707	$49,297	$74,920
Stock-based compensation included in net income as reported, net of minority interest	958	233	151
Stock-based compensation determined under the fair value method, net of minority interest	(1,088)	(732)	(1,299)

Pro forma	$2,577	$48,798	$73,772

Net income per common share — basic
As reported	$0.07	$1.33	$1.97
Pro forma	$0.07	$1.32	$1.94
Net income per common share — diluted
As reported	$0.07	$1.33	$1.96
Pro forma	$0.07	$1.32	$1.93

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

New accounting pronouncements

In 2003 and 2002, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Company are discussed herein.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 was effective for fiscal years beginning after May 15, 2002 and required the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company adopted this requirement of SFAS No. 145 on January 1, 2003. Upon implementation, the Company reclassified $120, net of minority interest, in 2002 and $77, net of minority interest, in 2001 from extraordinary items to expenses used to determine income from continuing operations. The remaining provisions of SFAS No. 145 were generally not applicable to the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addressed financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. The implementation of this Statement did not have a significant effect on the Company’s results of operations or its financial position.

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarified disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

obligations under certain guarantees that it has issued. Additionally, it clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 were effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 were applicable for guarantees issued or modified after December 31, 2002. The Company implemented the disclosure requirements of FIN No. 45 effective with its December 31, 2002 financial statements and implemented the recognition and measurement provisions of FIN No. 45 effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a significant impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was originally issued in January 2003 and subsequently revised and restated in December 2003 through FASB Interpretation No. 46 — Revised (together these pronouncements are referred to as “FIN No. 46”). FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003 for all variable interest entities created after January 31, 2003. For special purpose entities, as defined, created prior to February 1, 2003, the consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003. For other variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending March 31, 2004. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Company and the Company’s maximum exposure to loss from these entities. The Company currently does not have any interests in special purpose entities or other variable interest entities and FIN No. 46 did not and will not have a significant effect on its results of operations or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 established standards for how an issuer classifies and measures certain liabilities and equity. This Statement was to be effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first quarterly period beginning after June 15, 2003. On October 29, 2003, the FASB deferred certain provisions of SFAS No. 150, as they were to apply to non-controlling interests, in which redemption is mandatory, in finite-lived entities. The deferral of these provisions is expected to remain in effect until these issues are incorporated into future FASB accounting standards. The Company has not entered into any transactions involving financial instruments impacted by the provisions, currently in effect, of SFAS No. 150 and the implementation of SFAS No. 150 in 2003 had no effect on the Company’s financial position or results of operations.

2. DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,

	2003	2002

Deferred financing costs	$37,289	$37,037
Other	4,424	3,532

	41,713	40,569
Less: accumulated amortization	(29,428)	(24,985)

	$12,285	$15,584

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

3. INDEBTEDNESS

At December 31, 2003 and 2002, the Company’s indebtedness consisted of the following:

					December 31,
		Interest		Maturity
Description	Payment Terms	Rate		Date(1)	2003	2002

Unsecured Notes
Senior Notes	Int.	6.11% - 7.70%		2006-2010	$285,000	$385,000
Medium Term Notes	Int.	6.69% - 8.12%	(2)	2004-2015	323,000	323,000

					608,000	708,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.85%	(3)	2004	60,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	12,010	11,369

					72,010	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(4)	2029	99,800	101,100
Other	Prin. and Int.	5.5% - 7.69%		2007-2013	192,132	194,706

					291,932	295,806

Tax Exempt Floating Rate Bonds
(Secured)	Int.	1.15%	(5)	2025	214,380	214,380

Total					$1,186,322	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The annual interest rate on these securities to March 2005 is 6.85%. The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarking dealer elects not to remarket the MOPPRS, the Company is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Company’s applicable credit spread for Company securities with similar maturities. The MOPPRS may be redeemed, at the Company’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty (generally equivalent to the make-whole amount necessary to compensate for the amount by which the base rate of 5.715% exceeds the then-existing 10-year treasury rate).
(3)	Represents stated rate. At December 31, 2003, the weighted average interest rate was 1.96%. Subsequent to December 31, 2003, this line of credit was refinanced and its maturity was extended to 2007.
(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2003 before credit enhancements. At December 31, 2003, the Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

2004	$27,094
2005	204,402	(2)
2006	79,732
2007	112,178
2008	4,014
Thereafter	686,892	(2)

	$1,114,312

(1)	Excludes outstanding balances on lines of credit discussed below.
(2)	The MOPPRS mature in March 2015 (as reflected in the table above), but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarking dealer elects not to remarket the MOPPRS, the Company is required to redeem the MOPPRS at par. The MOPPRS may be redeemed, at the Company’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Unsecured lines of credit

At December 31, 2003, the Company utilized a $320,000 three-year syndicated revolving line of credit, for its short-term financing requirements. At December 31, 2003, the stated interest rate for this line of credit was LIBOR plus 0.85% or prime minus 0.25%. This line of credit required the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. The line of credit provided for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. In July 2003, the Company’s unsecured debt rating was downgraded from Baa2 to Baa3 by Moody’s Investor Services, resulting in a split unsecured debt rating (Standard & Poor’s rates the Company’s unsecured debt at BBB). Under the terms of the credit agreement, the interest rate on the revolver remained at LIBOR plus 0.85% as the interest rate was based on the higher of the Company’s unsecured debt ratings.

In January 2004, the Company refinanced its previous revolving line of credit with a new $350,000 three-year unsecured revolving line of credit (the “Revolver”). The Revolver has a stated interest rate of LIBOR plus 0.90% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the lower of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in April 2004. Management expects to renew and extend the maturity of this facility prior to April 2004. At December 31, 2003, the Company had issued letters of credit to third parties totaling $1,913 under this facility.

At December 31, 2002, the Company had in place an additional $125,000 line of credit facility for general corporate purposes. This line was not renewed upon its maturity in April 2003.

Interest paid

Interest paid (including capitalized amounts of $3,555, $13,223 and $22,124 for the years ended December 31, 2003, 2002 and 2001, respectively), aggregated $78,822, $79,115 and $82,383 for the years ended December 31, 2003, 2002 and 2001, respectively.

Pledged assets

The aggregate net book value at December 31, 2003 of property pledged as collateral for indebtedness amounted to approximately $503,613.

4. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2003, the Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed apartment community. At December 31, 2003, two of the apartment communities had achieved stabilized occupancy and one apartment community was in initial lease-up. The Company holds a 35% equity interest in the Property LLCs. The

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

initial development costs of the apartment communities were funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company. In June 2003, the underlying apartment community held by a fourth Property LLC was sold. The financial information below for the year ended December 31, 2003 reflects the gain on property sales of $26,179 and the operating results of this Property LLC as discontinued operations through the sale date. The Company’s share of this gain of $8,395 is included in the Company’s share of net income (loss) shown in the table below.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,740 at December 31, 2003. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Property LLCs.

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	December 31,

Balance Sheet Data	2003	2002

Real estate assets, net	$127,513	$198,854
Cash and other	2,516	2,330

Total assets	$130,029	$201,184

Mortgage notes payable	$33,763	$—
Construction notes payable to Company	53,769	160,294
Other liabilities	1,742	3,975

Total liabilities	89,274	164,269
Members’ equity	40,755	36,915

Total liabilities and members’ equity	$130,029	$201,184

Company’s equity investment	$21,017	$21,991

Company’s share of notes payable	$30,636	$56,103

	Year ended December 31,

Income Statement Data	2003	2002	2001

Revenue
Rental	$9,350	$3,174	$136
Other	470	322	50

Total revenues	9,820	3,496	186

Expenses
Property operating and maintenance	4,497	2,578	416
Depreciation	3,757	1,990	192
Interest	3,061	1,601	110

Total expenses	11,315	6,169	718

Loss from continuing operations	(1,495)	(2,673)	(532)

Discontinued operations
Loss from discontinued operations	(274)	(1,871)	—
Gain on property sale	26,179	—	—

Income (loss) from discontinued operations	25,905	(1,871)	—

Net income (loss)	$24,410	$(4,544)	$(532)

Company’s share of net income (loss)	$7,791	$(1,590)	$(186)

The Company has committed construction financing to one of the Property LLC’s totaling $56,696 ($53,769 funded at December 31, 2003). The loan earns interest at LIBOR plus 1.75% and is secured by the apartment community.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

The loan matures in November 2004 and is expected to be repaid from the proceeds of a permanent project financing. As of December 31, 2003 and 2002, the institutional investor’s share of these notes were $34,950 and $104,191, respectively. In February 2003, one of the Property LLCs repaid its outstanding construction note payable to the Company of $24,071. The note was repaid through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from member equity contributions. The mortgage note bears interest at 4.28%, requires monthly principal and interest payments based on a 30-year amortization schedule and matures in March 2008. The Company issued a limited guarantee and indemnity to the lender regarding certain customary non-recourse carve out provisions and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse the Company for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements. In November 2003, a second Property LLC repaid its outstanding construction note payable to the Company of $28,710 through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from member equity contributions. The mortgage note bears interest at 4.04%, requires interest only payments and matures in December 2008.

As part of the development and construction services agreements entered into between the Company and the Property LLCs, the Company guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits. The Company’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Company does not currently expect to be required to fund any guarantees relating to this Property LLC. Additionally, under these agreements, the Company was subject to project completion requirements, as defined. At December 31, 2003, the Company had met its remaining completion date requirements and will not be subject to any additional costs.

5. REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At December 31 2003, the Company has nine apartment communities containing 4,340 units and certain tracts of land classified as held for sale. These real estate assets are classified separately in the accompanying consolidated balance sheet at $145,238, which represented the lower of cost or fair value, less costs to sell. The Company expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, the operating results of assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the year ended December 31, 2003, income from discontinued operations included the results of operations of nine communities, containing 4,340 units, classified as held for sale at December 31, 2003 and the results of operations of four communities sold in 2003 through their sale date. For the years ended December 31, 2002 and 2001, income from discontinued operations included the results of operations of all communities classified as held for sale at December 31, 2003, communities sold in 2003 and the results of operations of six communities and one commercial property sold in 2002 through their sale dates.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

The revenues and expenses of these communities for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

Revenues
Rental	$42,350	$59,585	$74,206
Other	1,935	2,531	3,138

Total revenues	44,285	62,116	77,344

Expenses
Property operating and maintenance (exclusive of items shown separately below)	17,362	23,906	27,126
Depreciation	6,276	11,167	12,799
Interest	5,955	9,776	14,277
Asset impairment charge	14,118	—	—

Total expenses	43,711	44,849	54,202

Income from discontinued operations before minority interest	574	17,267	23,142
Minority interest	58	(2,088)	(2,763)

Income from discontinued operations	$632	$15,179	$20,379

During the third quarter of 2003, the Company reclassified an impairment loss of $14,118 from continuing operations to discontinued operations. The impairment loss, originally recorded in the first quarter 2003, related to the write-down of the cost of the Company’s apartment community located in Phoenix, Arizona to its estimated fair value. The reclassification of the impairment loss to discontinued operations reflected the designation of this community as held for sale during the third quarter of 2003 and the sale of the community in the fourth quarter of 2003.

For the year ended December 31, 2003, the Company recognized net gains from discontinued operations of $42,205 ($37,736 net of minority interest) on the sale of four communities containing 1,844 units and a land parcel, reduced by losses of $4,757 ($4,239 net of minority interest) resulting from losses on the sale of certain land parcels and reserves to write-down to fair value, less selling costs, one community and certain other land parcels classified as held for sale. These sales generated net proceeds of approximately $163,560. For the year ended December 31, 2002, the Company recognized net gains of $27,921 ($24,545 net of minority interest) from the sale of six communities containing 2,125 units, one commercial property and certain land parcels, offset by reserves of $11,351 ($9,978 net of minority interest) to write down to fair market value, less selling costs, certain land parcels classified as held for sale. These sales generated net proceeds of approximately $140,823.

Under prior accounting pronouncements, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable between periods. The discussion below relates to the gains on sale of assets reported in continuing operations in the consolidated statements of operations for the years ended December 31, 2002 and 2001.

For the year ended December 31, 2002, the Company sold two apartment communities containing 540 units and one commercial property for net proceeds of $41,393. These sales resulted in net gains of approximately $13,275. These gains excluded losses of $4,861 related to these assets that were written down to their estimated fair value, less selling costs, at December 31, 2001. For the years ended December 31, 2002 and 2001, the consolidated statement of operations included net income from these properties of $369 and $3,227, respectively. For the year ended December 31, 2001, net income reflected above includes depreciation expense of $844. No depreciation expense was recorded on such assets in 2002.

In 2001, the Company sold six apartment communities containing 2,799 units and various land parcels for net proceeds of approximately $220,122. These sales resulted in net gains of approximately $16,365. For the year ended

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

December 31, 2001, the aggregate net gain on the sale of assets of $23,942 included the impact of estimated net losses totaling $11,490 on the write down to fair value, less selling costs, of assets designated as held for sale at December 31, 2001 and excluded realized losses totaling $19,067 related to assets written down to their estimated fair value, less selling costs, at December 31, 2000.

6. SHAREHOLDERS’ EQUITY / MINORITY INTEREST

Preferred Stock

At December 31, 2003 and 2002, the Company had issued three series of cumulative redeemable preferred stock with the following characteristics:

	Liquidation	Optional	Redemption	Stated
	Preference	Redemption	Price	Dividend
Description	(per share)	Date (1)	(per share) (1)	Rate

Series A	$50.00	10/01/26	$50.00	8.5%
Series B	$25.00	10/28/07	$25.00	7.625%
Series C	$25.00	02/09/03	$25.00	7.625%

(1)	The preferred stock is redeemable, at the Company’s option, for cash.

On March 5, 2004, the Company redeemed its 7 5/8% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) for $25.00 per share (an aggregate of $50,000), plus accrued and unpaid dividends through March 5, 2004. In connection with the issuance of the Series C Preferred Stock in 1998, the Company incurred $1,716 in issuance costs and recorded such costs as a reduction of shareholders’ equity. The redemption price of the Series C Preferred Stock exceeds the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Company will reflect the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common shareholders in the first quarter of 2004.

Computation of Earnings Per Common Share

For the years ended December 31, 2003, 2002 and 2001, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders, before cumulative effect of accounting change, has been computed as follows:

	Year ended December 31, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(19,973)
Less: Preferred stock dividends	(11,449)

Basic EPS
Loss from continuing operations available to common shareholders	(31,422)	37,687,524	$(0.83)

Effect of dilutive securities
Stock options	—	— (1)

Diluted EPS
Loss from continuing operations available to common shareholders	$(31,422)	37,687,524	$(0.83)

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

	Year ended December 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$31,000
Less: Preferred stock dividends	(11,449)

Basic EPS
Income from continuing operations available to common shareholders	19,551	36,939,144	$0.53

Effect of dilutive securities
Stock options	—	14,818

Diluted EPS
Income from continuing operations available to common shareholders	$19,551	36,953,962	$0.53

	Year ended December 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$67,161
Less: Preferred stock dividends	(11,768)
Less: Preferred stock redemption costs	(239)
Basic EPS
Income from continuing operations available to common shareholders before cumulative effect of accounting change	55,154	38,052,673	$1.45

Effect of dilutive securities
Stock options	—	215,266

Diluted EPS
Income from continuing operations available to common shareholders before cumulative effect of accounting change	$55,154	38,267,939	$1.44

(1)	For the year ended December 31, 2003, the potential dilution from the Company’s outstanding stock options of 11,052 shares was antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares in 2003.

In 2003, 2002 and 2001, stock options to purchase 4,734,812, 3,842,747 and 1,716,975 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as these options were antidilutive.

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

7.	SEVERANCE, PROXY AND PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND OTHER CHARGES

In 2003, the Company recorded a first quarter charge of $19,711 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors and recorded a

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

second quarter severance charge of $1,795 relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management.

The first quarter charge consisted of a $13,993 charge representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements and a $5,718 charge representing the discounted present value of estimated net costs that may be incurred by the Company as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment contracts. The second quarter charge of $1,795 represented the aggregate amount of the estimated payments and benefits to be made to the departing executive officers.

As discussed above, the Company recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the period from the date of the charges through December 31, 2003:

Aggregate severance charges	$21,506
Payments for period	(3,237)
Interest accretion	902

Accrued severance charges at December 31, 2003.	$19,171

Substantially all of these remaining amounts will be paid over the remaining terms of the employment contracts (10 to 13 years) of the former chairman and vice chairman of the board of directors.

Proxy and related costs of $5,231 represent the legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount includes the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits are expected to be settled in 2004. Through December 31, 2003, substantially all of the proxy and related costs have been paid.

In the fourth quarter of 2001, the Company recorded project abandonment, employee severance and other charges totaling $17,450. These charges, precipitated by the sharp decline in economic and market conditions, reflected management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. The project abandonment charge of $8,122 represented reserves on certain predevelopment and transaction pursuit costs in markets the Company would no longer pursue for development opportunities and for certain projects that will no longer be pursued due to economic and market conditions. The employee severance charge of $3,560 was primarily for severance costs related to approximately a 100 person senior management and staff workforce reduction plan initiated and completed in the fourth quarter of 2001. Other charges included a loss of $2,831 related to the disposition of the Company’s corporate aircraft, a loss of $452 on the sale of the Company’s third party landscape business discussed more fully below, write-downs of $1,000 related to the Company’s exit from the then-existing for-sale housing business in all markets and the write-down to estimated market value of certain internet and technology investments of $1,485. As of December 31, 2003, substantially all of these charges have been paid.

In the fourth quarter of 2001, the Company sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Company, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001 and included in the charge discussed above. In the first quarter of 2002, the Company received payments representing approximately 26% of the outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $2,750 at December 31, 2003) and to remove the net assets and liabilities of the former PLG from the Company’s financial statements. No further gain or loss was recognized in 2002.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

The Company also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% financed by the Company. Through the second quarter of 2002, the Company had received payments under the notes representing approximately 10% of the original outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the second quarter of 2002. The impact of the sale recognition was to record the note receivable (the note balance was fully repaid in 2003), record a net gain of $510 and to remove the net assets and liabilities of the former RAM from the Company’s financial statements.

During the first quarter of 2002, the Company transferred certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC (“Oxford Properties”) in exchange for Oxford Properties’ assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction, the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties had the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties had also agreed to employ 28 former Company and Post Construction Services employees. As a result, the Company was not responsible for costs that would have otherwise resulted from winding up the third party construction business. The Company recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties is an entity owned by former officers of the Company and by the son of the Company’s former chairman and chief executive officer.

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

The Company utilizes taxable REIT subsidiaries to perform such non-REIT activities as asset and property management, leasing and landscaping services for third parties. These taxable REIT subsidiaries are subject to federal, state and local income taxes. For the three years in the period ended December 31, 2003, the impact of these taxable REIT subsidiaries’ income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.

Reconciliation of net income to taxable income

As discussed in Note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income in the table below are net of amounts

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income to taxable income for the years ended December 31, 2003, 2002 and 2001 is detailed below.

	2003	2002	2001
	(Estimate)	(Actual)	(Actual)

Net income	$14,156	$60,746	$86,927
Add net loss (income) of taxable REIT subsidiaries	691	(780)	9,491

Adjusted net income	14,847	59,966	96,418
Book/tax depreciation difference	(4,974)	(6,431)	(20,931)
Book/tax difference on gains from real estate sales	4,346	12,802	35,763
Other book/tax differences, net	21,979	(8,412)	(8,057)

Taxable income before allocation of taxable capital gains	36,198	57,925	103,193
Income taxable as capital gains	(34,276)	(39,207)	(50,364)

Taxable ordinary income	$1,922	$18,718	$52,829

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

Ordinary income	$0.16	7.4%	$0.93	29.9%	$1.58	51.1%
Capital gains	0.36	16.8%	0.41	13.1%	0.55	17.8%
Unrecaptured Section 1250 gains	0.31	14.5%	0.39	12.6%	0.64	20.5%
Return of capital	1.30	61.3%	1.39	44.4%	0.33	10.6%

	$2.13	100.0%	$3.12	100.0%	$3.10	100.0%

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2003, the net basis for federal income tax purposes taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership was higher than the net assets as reported in the Company’s consolidated financial statements by $9,417.

9. STOCK-BASED COMPENSATION PLANS

Stock Compensation Plans

Effective January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed in SFAS No. 123 (see note 1). The Company elected the prospective method of adoption prescribed by SFAS No. 148. For stock-based compensation granted prior to January 1, 2003, the Company accounted for stock-based compensation under the intrinsic value method prescribed by APB No. 25. A table in note 1 summarizes the Company’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for the years ended December 31, 2003, 2002 and 2001.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Stock Option Plans

The Company’s 1993 Employee Stock Plan (the “1993 Stock Plan”), under which an aggregate of up to 6,000,000 shares of common stock were available for the grant of stock options and restricted stock to employees and directors, expired in July 2003. At December 31, 2003, stock options outstanding under the 1993 Stock Plan totaled 3,897,812.

The 2003 Incentive Stock Plan (the “2003 Stock Plan”) was approved by the Company’s shareholders in May 2003. Under the 2003 Stock Plan, an aggregate of 4,000,000 shares of common stock were reserved for issuance. Of this amount, not more than 500,000 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the administrative committee overseeing the 2003 Stock Plan. At December 31, 2003, stock options outstanding under the 2003 Stock Plan totaled 837,000.

In 2003, 2002 and 2001, the Company granted stock options to purchase 1,252,436, 18,323 and 415,529 shares of Company common stock to Company officers and directors, of which 100,000 shares in 2003 were granted to the Company’s non-executive chairman of the board. For the year ended December 31, 2003, general and administrative expenses included compensation expense related to stock options of $244 ($218, net of minority interest) recognized under the fair value method.

The following table sets forth information about the fair value of each stock option grant on the date of the grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grants:

	2003	2002	2001

Dividend yield	6.4%	7.2%	8.4%
Expected volatility	17.1%	22.7%	15.1%
Risk-free interest rate	2.8% to 3.2%	2.7% to 5.3%	3.7% to 5.3%
Expected option life	5 years	5 to 7 years	5 to 7 years

A summary of stock option activity under all plans for the years ended December 31, 2003, 2002 and 2001, is presented below.

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	4,089,493	$35	4,228,218	$36	4,271,608	$35
Granted	1,252,436	26	18,323	24	415,529	37
Exercised	(217,275)	28	(15,000)	31	(262,332)	30
Forfeited	(389,842)	32	(142,048)	38	(196,587)	38

Outstanding at end of year	4,734,812	34	4,089,493	35	4,228,218	36

Options exercisable at year-end	3,232,739		3,464,759		2,962,245

Weighted-average fair value of options granted during the year	$1.59		$2.13		$1.44

At December 31, 2003, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,512,057 options outstanding with exercise prices ranging from $22.95 to $30.29. These options have a weighted average exercise price of $26.49 and a weighted average remaining contractual life of 8 years. Of these outstanding options, 289,057 were exercisable at December 31, 2003 at a weighted average exercise price of $30.00. In addition, there were 3,222,755 options outstanding with exercise prices ranging from $31.00 to $44.13. These options have a weighted average exercise price of $36.90 and a weighted average remaining contractual life of

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

5 years. Of these outstanding options, 2,943,682 were exercisable at December 31, 2003 at a weighted average exercise price of $37.00.

In 2003, 2002 and 2001, the Company granted 174,509, 15,353 and 17,566 shares of restricted stock, respectively, to Company officers and directors, of which 7,672 shares in 2003 were granted to the Company’s non-executive chairman of the board. The restricted shares granted in 2003 vest ratably over three to eight year periods. The restricted shares granted in 2002 and 2001 vest ratably over three to five year periods. For each year, the total value of the restricted share grants of $4,555, $459 and $616, respectively, was initially reflected in shareholders’ equity as additional paid-in capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the applicable vesting period. Total compensation expense relating to the restricted stock was $742, $265 and $171 in 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan

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

Effective January 1, 2003, under SFAS No. 123, the Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $85 in 2003. Prior to 2003, under APB No. 25, no compensation expense was required to be recognized for purchases under the ESPP (the discounted purchase price of the acquired shares was recorded in shareholders’ equity).

10. EMPLOYEE BENEFIT PLAN

The employees of the Company are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Company contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Company contribution, the maximum employee contribution included in the calculation is 4% (3% in years prior to 2003) of salary. Company contributions of $513, $452 and $638 were made to this plan in 2003, 2002 and 2001, respectively.

11. COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community and four ground leases expiring in 2012, 2038, 2066 and 2074 for four separate operating communities and to office, equipment and other operating leases with terms expiring in years 2004 through 2006. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2003, are as follows:

2004	$1,285
2005	1,246
2006	1,234
2007	1,257
2008	1,278
2009 and thereafter	148,909

The Company incurred $4,382, $5,223 and $5,998 of rent expense for the years ended December 31, 2003, 2002 and 2001, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Legal proceedings

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. These lawsuits are expected to be settled in 2004. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of the proxy and related costs charge.

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

12. RELATED PARTY TRANSACTIONS

In 2003, 2002 and 2001, the Company held investments in Property LLC’s accounted for under the equity method of accounting (see note 4). In 2003, 2002 and 2001, the Company recorded, before elimination of the Company’s equity interests, development fees, general construction contract billings, management fees and expense reimbursements (primarily personnel costs) of approximately $2,913, $11,916 and $15,202, respectively, from these related companies. Additionally in 2003, 2002 and 2001, the Company earned interest under construction loans to the Project LLCs totaling $3,186, $4,482 and $1,024, respectively.

The Company provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 2003, 2002 and 2001, the Company received landscaping revenue of $742, $775 and $705, respectively, for such services. Such revenue includes reimbursement of direct and indirect expenses. Additionally, the Company provides accounting and administrative services to entities controlled by certain directors of the Company. Fees under this arrangement aggregated $11 for the year ended December 31, 2003 and $25 for each of the years ended December 31, 2002 and 2001.

At December 31, 2003 and 2002, the Company had outstanding loan balances to certain current and former company executives totaling $6,075 and $7,600, respectively. These loans mature ten years from the issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares on the open market. Additionally, at December 31, 2003 and 2002, the Company had outstanding additional loans to certain company executives totaling $920 and $1,140, respectively. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Company, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $160 was recorded as compensation expense.

13. DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2003 and 2002, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the years ended December 31, 2003, 2002 and 2001, the company recorded unrealized net gains of $3,655, net of minority interest, unrealized net losses of $8,958, net of minority interest, and unrealized net losses of $4,565, net of minority interest, respectively, on these cash flow hedges as increases and decreases in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $5,851.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

In 2003, the Company entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Company’s variable rate, tax exempt borrowings. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At December 31, 2003, the difference of $1,314 ($1,195 net of minority interest) between the amortized costs of the interest rate cap arrangements of $2,720 and their fair value of $1,406 is included as an unrealized loss in accumulated other comprehensive income, a shareholders’ equity account. The $2,720 cost of the arrangements is being amortized as additional expense over their five-year term in accordance with SFAS No. 133, as amended.

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

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. The fair value of fixed rate debt was approximately $830,454 (carrying value of $775,132) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2003. The fair value of fixed rate debt was approximately $928,313 (carrying value of $877,706) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2002.

In order to manage the impact of interest rate changes on earnings and cash flow, the Company entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133. At December 31, 2003, the carrying amounts of the interest rate swap arrangements represented net liabilities totaling $12,832 ($11,167, net of minority interest) and the carrying value of the interest rate cap arrangements represented net assets of $1,406 ($1,284, net of minority interest).

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from property rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial and

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

other ancillary service and support operations, including the third party service businesses (see note 7), are aggregated in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of December 31, 2003. The segment information for the years ended December 31, 2002 and 2001 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2003 and 2002 to discontinued operations under SFAS No. 144 (see note 5).

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

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution NOI to income (loss) from continuing operations for the years ended December 31, 2003, 2002 and 2001. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	2003	2002	2001

Revenues
Fully stabilized communities	$221,592	$229,477	$243,589
Communities stabilized during prior year	31,294	26,322	15,685
Development and lease-up communities	16,539	9,064	6,911
Sold communities	—	745	19,659
Other	20,065	20,410	33,474
Interest income	894	1,288	1,771

Consolidated revenues	$290,384	$287,306	$321,089

Contribution to Property Net Operating Income
Fully stabilized communities	$141,419	$150,543	$163,866
Communities stabilized during prior year	19,913	16,037	9,070
Development and lease-up communities	8,955	4,854	4,345
Sold communities	—	369	12,329
Other	(2,538)	(1,167)	1,627

Consolidated property net operating income	167,749	170,636	191,237

Interest income	894	1,288	1,771
Third party services	—	—	1,065
Minority interest in consolidated property partnerships	2,024	2,055	2,098
Gains on property sales	—	13,275	23,942
Depreciation	(83,700)	(76,760)	(63,312)
Interest	(64,905)	(52,035)	(43,653)
Amortization of deferred loan costs	(3,801)	(2,327)	(1,978)
General and administrative	(15,102)	(14,431)	(13,256)
Development costs and other	(2,138)	(830)	(88)
Severance charges	(21,506)	—	—
Proxy and related costs	(5,231)	—	—
Project abandonment, employee severance and other charges	—	—	(17,450)
Equity in income (losses) of unconsolidated real estate entities	7,791	(1,590)	(186)
Minority interest of preferred unitholders	(5,600)	(5,600)	(5,600)
Minority interest of common unitholders	3,552	(2,681)	(7,429)

Income (loss) from continuing operations	$(19,973)	$31,000	$67,161

16. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2003, 2002 and 2001 were as follows:

(a)	In 2003, 2002 and 2001, holders of 1,161,918, 289,463 and 62,523 Common Units in the Operating Partnership, respectively, exercised their option to convert their Common Units to shares of the Company on a one-for-one basis. The net effect of the capital allocated to the unitholders of the Operating Partnership on the dates of the offerings, the subsequent conversion of Common Units of the Operating Partnership to shares of the Company, and the adjustments to minority interest for the impact of the Company’s employee stock purchase and stock options plans, decreased minority interest and increased shareholders’ equity in the amounts of $20,802, $5,656 and $5,194 for the years ended December 31, 2003, 2002 and 2001, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

(b)	The Operating Partnership committed to distribute $19,043, $32,785 and $32,741 for the quarters ended December 31, 2003, 2002 and 2001, respectively. As a result, the Company declared dividends of $17,391, $29,018 and $28,748 for the quarters ended December 31, 2003, 2002 and 2001, respectively. The remaining distributions from the Operating Partnership in the amount of $1,652, $3,767 and $3,993 for the quarters ended December 31, 2003, 2002 and 2001, respectively, are distributed to minority interest unitholders in the Operating Partnership.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Under SFAS No. 144, as further discussed in note 5, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which differs from the presentation of discontinued operations included in the Company’s previously issued financial statements included in its quarterly reports on Form 10-Q. Quarterly financial information for the years ended December 31, 2003 and 2002, as revised to reflect the change discussed above, was as follows:

	Year ended December 31, 2003

	First	Second	Third	Fourth

Revenues	$71,587	$72,392	$73,480	$72,925

Income (loss) from continuing operations	(17,545)	1,280	(1,744)	(1,964)
Income (loss) from discontinued operations	(3,041)	26,409	92	10,669

Net income (loss)	(20,586)	27,689	(1,652)	8,705
Dividends to preferred shareholders	(2,863)	(2,862)	(2,862)	(2,862)

Net income (loss) available to common shareholders	$(23,449)	$24,827	$(4,514)	$5,843

Earnings per common share: (1)
Net income (loss) available to common shareholders — basic	(0.63)	0.66	(0.12)	0.15
Net income (loss) available to common shareholders — diluted	(0.63)	0.66	(0.12)	0.15

	Year ended December 31, 2002

	First	Second	Third	Fourth

Revenues	$71,480	$70,348	$73,246	$72,232

Income from continuing operations	18,555	5,641	4,640	2,164
Income (loss) from discontinued operations	(1,534)	19,421	1,513	10,346

Net income	17,021	25,062	6,153	12,510
Dividends to preferred shareholders	(2,863)	(2,862)	(2,862)	(2,862)

Net income available to common shareholders	$14,158	$22,200	$3,291	$9,648

Earnings per common share: (1)
Net income available to common shareholders — basic	0.38	0.60	0.09	0.26
Net income available to common shareholders — diluted	0.38	0.60	0.09	0.26

(1)	The total of the four quarterly amounts for earnings per share does not equal the total for the year. These differences result from the use of a weighted average to compute minority interest in the Operating Partnership and to compute the number of shares outstanding for the purpose of calculating the Company’s earnings per share.

Post Properties, Inc.

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT AUDITORS

To the Partners of Post Apartment Homes, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, on January 1, 2003, the Operating Partnership elected to change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation using the prospective method prescribed by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Also discussed in Note 1, the Operating Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, on January 1, 2001.

PricewaterhouseCoopers LLP (signed)

Atlanta, Georgia

March 11, 2004

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per unit data)

	December 31,

	2003	2002

ASSETS
Real estate assets
Land	$254,000	$273,058
Building and improvements	1,883,582	1,976,809
Furniture, fixtures and equipment	214,002	246,634
Construction in progress	12,946	92,945
Investments in and advances to unconsolidated real estate entities	74,786	182,285
Land held for future development	11,994	24,879

	2,451,310	2,796,610
Less: accumulated depreciation	(432,157)	(426,136)
Assets held for sale net of accumulated depreciation of $74,614 and $17,829 at December 31, 2003 and 2002, respectively	145,238	73,061

Total real estate assets	2,164,391	2,443,535
Cash and cash equivalents	1,334	6,390
Restricted cash	2,065	1,369
Deferred charges, net	12,285	15,584
Other assets	35,376	41,273

Total assets	$2,215,451	$2,508,151

LIABILITIES AND PARTNERS’ EQUITY
Indebtedness	$1,186,322	$1,414,555
Accounts payable and accrued expenses	65,872	49,124
Accrued distribution payable	19,509	33,252
Accrued interest payable	6,923	8,994
Security deposits and prepaid rents	7,890	8,250

Total liabilities	1,286,516	1,514,175

Commitments and contingencies
Partners’ equity
Preferred units	215,000	215,000
Common units
General partner	8,464	9,143
Limited partners	719,618	786,682
Accumulated other comprehensive income	(14,147)	(16,849)
Total partners’ equity	928,935	993,976

Total liabilities and partners’ equity	$2,215,451	$2,508,151

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	Year Ended December 31,

	2003	2002	2001

REVENUES
Rental	$279,325	$275,605	$293,836
Third party services	—	—	14,088
Other	10,165	10,413	11,394
Interest	894	1,288	1,771

Total revenues	290,384	287,306	321,089

EXPENSES
Property operating and maintenance (exclusive of items shown separately below)	121,741	115,382	113,993
Depreciation	83,700	76,760	63,312
Interest	64,905	52,035	43,653
Amortization of deferred loan costs	3,801	2,327	1,978
General and administrative	15,102	14,431	13,256
Development and other	2,138	830	88
Severance charges	21,506	—	—
Proxy and related costs	5,231	—	—
Project abandonment, employee severance and impairment charges	—	—	17,450
Minority interest in consolidated property partnerships	(2,024)	(2,055)	(2,098)
Third party services	—	—	13,023

Total expenses	316,100	259,710	264,655

Income (loss) from continuing operations before equity in income (losses) of unconsolidated entities and gains on property sales	(25,716)	27,596	56,434
Equity in income (losses) of unconsolidated real estate entities	7,791	(1,590)	(186)
Gains on property sales	—	13,275	23,942

Income (loss) from continuing operations	(17,925)	39,281	80,190

Discontinued operations
Income from discontinued operations	574	17,267	23,142
Gains on property sales	37,448	16,570	—

Income from discontinued operations	38,022	33,837	23,142

Income before cumulative effect of accounting change	20,097	73,118	103,332
Cumulative effect of accounting change	—	—	(695)

Net income	20,097	73,118	102,637
Distributions to preferred unitholders	(17,049)	(17,049)	(17,368)
Redemption costs on preferred units	—	—	(239)

Net income available to common unitholders	$3,048	$56,069	$85,030

Per common unit data — basic
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$(0.83)	$0.53	$1.45
Income from discontinued operations	0.90	0.80	0.54

Income before cumulative effect of accounting change (net of preferred distributions and redemption costs)	0.07	1.33	1.99
Cumulative effect of accounting change	—	—	(0.02)

Net income available to common unitholders	$0.07	$1.33	$1.97

Weighted average common units outstanding	42,134,072	42,020,759	43,211,834

Per common unit data — diluted
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$(0.83)	$0.53	$1.44
Income from discontinued operations	0.90	0.80	0.53

Income before cumulative effect of accounting change (net of preferred distributions and redemption costs)	0.07	1.33	1.98
Cumulative effect of accounting change	—	—	(0.02)

Net income available to common unitholders	$0.07	$1.33	$1.96

Weighted average common units outstanding	42,134,072	42,035,577	43,427,100

Common distributions declared	$1.80	$3.12	$3.12

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, except per unit data)

		Common Units		Accumulated
				Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income	Total

Partners’ Equity, December 31, 2000	$220,000	$10,274	$986,427	$—	$1,216,701
Comprehensive income
Net income	17,368	853	84,416	—	102,637
Cumulative effect of adoption of SFAS 133.	—	—	—	(1,472)	(1,472)
Net change in derivative value	—	—	—	(5,173)	(5,173)

Total comprehensive income					95,992
Contributions from the Company related to employee stock purchase and stock option plans	—	88	8,678	—	8,766
Preferred Unit repurchases	(5,000)	(1)	(99)	—	(5,100)
Purchase of Common Units	—	—	(87,547)	—	(87,547)
Distributions to preferred Unitholders	(17,368)	—	—	—	(17,368)
Distributions to common Unitholders	—	(1,339)	(132,606)	—	(133,945)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	2	169	—	171

Partners’ Equity, December 31, 2001	215,000	9,877	859,438	(6,645)	1,077,670
Comprehensive income
Net income	17,049	561	55,508	—	73,118
Net change in derivative value	—	—	—	(10,204)	(10,204)

Total comprehensive income					62,914
Contributions from the Company related to employee stock purchase and stock option plans	—	13	1,241	—	1,254
Distributions to preferred Unitholders	(17,049)	—	—	—	(17,049)
Distributions to common Unitholders	—	(1,311)	(129,767)	—	(131,078)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	3	262	—	265

Partners’ Equity, December 31, 2002	215,000	9,143	786,682	(16,849)	993,976
Comprehensive income
Net income	17,049	30	3,018	—	20,097
Net change in derivative value	—	—	—	2,702	2,702

Total comprehensive income					22,799
Contributions from the Company related to employee stock purchase and stock option plans	—	41	4,098	—	4,139
Equity-based compensation	—	2	242	—	244
Distributions to preferred Unitholders	(17,049)	—	—	—	(17,049)
Distributions to common Unitholders	—	(759)	(75,157)	—	(75,916)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	7	735	—	742

Partners’ Equity, December 31, 2003	$215,000	$8,464	$719,618	$(14,147)	$928,935

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousand, except per unit data)

	Year Ended December 31,

	2003	2002	2001

Cash Flows From Operating Activities
Net income	$20,097	$73,118	$102,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89,975	87,927	76,178
Amortization of deferred loan costs	3,801	2,327	1,978
Gains on property sales — discontinuing operations	(37,448)	(16,570)	—
Gains on property sales — continuing operations	—	(13,275)	(23,942)
Asset impairment charge	14,118	—	—
Equity in (income) losses of unconsolidated real estate entities	(7,791)	1,590	186
Equity-based compensation	1,071	—	—
Cumulative effect of accounting change	—	—	695
Changes in assets, (increase) decrease in:
Restricted cash	(696)	(54)	(43)
Other assets	4,676	8,098	(1,626)
Deferred charges	(2,210)	(1,226)	(841)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(2,071)	(666)	(1,091)
Accounts payable and accrued expenses	8,387	(20,740)	7,824
Security deposits and prepaid rents	(360)	(766)	(391)

Net cash provided by operating activities	91,549	119,763	161,564

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(24,179)	(150,792)	(220,297)
Net proceeds from property sales	163,560	182,216	220,122
Capitalized interest	(3,555)	(13,223)	(22,124)
Recurring capital expenditures	(9,473)	(9,381)	(10,441)
Non-recurring capital expenditures	(5,152)	(3,441)	(2,535)
Revenue generating capital expenditures	(1,240)	(2,035)	(4,226)
Corporate additions and improvements	(799)	(1,100)	(3,021)
Distributions from (investments in and advances to) unconsolidated entities	115,033	(51,065)	(8,691)

Net cash provided by (used in) investing activities	234,195	(48,821)	(51,213)

Cash Flows From Financing Activities
Lines of credit proceeds (repayments), net	(124,358)	30,167	143,277
Payments on notes payable	(103,875)	(47,632)	(70,066)
Proceeds from notes payable	—	95,500	50,000
Payment of financing costs	—	(561)	(300)
Contributions from Company related to employee stock purchase and stock option plans	4,139	1,254	8,766
Purchase of Common Units	—	—	(87,547)
Purchase of Preferred Units	—	—	(5,100)
Distributions to preferred unitholders	(17,049)	(17,049)	(17,368)
Distributions to common unitholders	(89,657)	(131,034)	(134,669)

Net cash used in financing activities	(330,800)	(69,355)	(113,007)

Net increase (decrease) in cash and cash equivalents	(5,056)	1,587	(2,656)
Cash and cash equivalents, beginning of period	6,390	4,803	7,459

Cash and cash equivalents, end of period	$1,334	$6,390	$4,803

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization

Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership, and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. Post Properties, Inc. (the “Company”) through its wholly-owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, through its operating divisions and subsidiaries conducts substantially all of the on-going operations of Post Properties, Inc., a publicly traded company which operates as a self-administered and self-managed real estate investment trust.

At December 31, 2003, the Company owned 91.3% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 63.6% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 89.5%, 87.9% and 88.1% for the years ended December 31, 2003, 2002 and 2001 respectively. Common Units held by persons (including certain Company directors) other than the Company represented a 8.7% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At December 31, 2003, the Operating Partnership owned 28,081 apartment units in 72 apartment communities, including 666 apartment units in three communities held in unconsolidated entities and including 468 apartment units currently in lease-up in two apartment communities. At December 31, 2003, approximately 53.5%, 18.6% and 7.9% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

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

Certain items in the 2002 and 2001 consolidated financial statements were reclassified for comparative purposes with the 2003 consolidated financial statements.

Cost capitalization

The Operating Partnership capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Operating Partnership expenses as incurred all interior and exterior painting of communities.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

For communities under development, the Operating Partnership capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest is capitalized to projects under development based upon the weighted average cumulative project costs for each period multiplied by the Operating Partnership’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Operating Partnership’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December, 31, 2003, 2002 and 2001 were 6.98%, 6.80% and 7.41%, respectively. The weighted average borrowing costs used by the Operating Partnership for interest capitalization generally increases as the Operating Partnership’s variable rate unsecured debt decreases and decreases as the Operating Partnership’s variable rate unsecured debt increases. Internal personnel and associated costs are capitalized to projects under development based upon the effort identifiable with such projects. The Operating Partnership treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Operating Partnership ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Operating Partnership expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such communities.

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements — 20 – 40 years; furniture, fixtures and equipment — 5 – 10 years).

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Operating Partnership’s internal investment committee and after an actual program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Effective January 1, 2002 (through the implementation of SFAS No. 144), the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. The income (loss) from discontinued operations includes the revenues and expenses including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unencumbered assets to unsecured debt multiplied by the weighted average interest rate on the Operating Partnership’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and sold. This classification of operating results as discontinued operations applies retroactively for all periods

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

presented for assets designated as held for sale in 2002. Additionally, gains and losses on assets designated as held for sale in 2002 are classified as part of discontinued operations.

In years prior to 2002, real estate assets held for sale were stated separately on the consolidated balance sheet in a manner consistent with the approach discussed above. However, the operating results and gains or losses on the sale of such assets were included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable between years.

Revenue recognition

Residential properties are leased under operating leases with terms of generally one year or less. Rental income is recognized when earned, which is not materially different from revenue recognition on a straight-line basis.

Equity-based compensation

On January 1, 2003, the Operating Partnership elected to voluntarily change its method of accounting for equity-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for equity-based compensation and the effect of the method on reported results. In prior periods, the Operating Partnership accounted for equity-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption prescribed by SFAS No. 123 and SFAS No. 148, the Operating Partnership will reflect as an expense each period the estimated cost of equity-based compensation, calculated under the Black-Scholes option pricing model for Company stock options, for all equity-based compensation granted after January 1, 2003. For equity-based compensation granted prior to December 31, 2002, compensation expense was generally not recognized for Company stock options granted at the Company’s current stock price on the grant date. As a result, the Operating Partnership’s general and administrative expenses may not be comparable between periods.

The following table reflects the effect on the Operating Partnership’s net income and earnings per common unit had the fair value method of accounting under SFAS No. 123 been applied for each year.

	2003	2002	2001

Net income available to common unitholders
As reported	$3,048	$56,069	$85,030
Equity-based compensation included in net income, as reported	1,071	265	171
Equity-based compensation determined under the fair value method	(1,216)	(833)	(1,458)

Pro forma	$2,903	$55,501	$83,743

Net income per common unit — basic
As reported	$0.07	$1.33	$1.97
Pro forma	$0.07	$1.32	$1.94
Net income per common unit — diluted
As reported	$0.07	$1.33	$1.96
Pro forma	$0.07	$1.32	$1.93

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

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

The Operating Partnership uses derivative financial instruments, interest rate swap and interest rate cap arrangements, to manage or hedge its exposure to interest rate changes. The Operating Partnership designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS 133, as amended, derivative instruments qualifying as hedges of specific cash flows are generally recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a partners’ equity account, until the hedged transactions are recognized in earnings. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

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

New accounting pronouncements

In 2003 and 2002, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Operating Partnership are discussed herein.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Operating Partnership to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 was effective for fiscal years beginning after May 15, 2002 and required the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Operating Partnership adopted this requirement of SFAS No. 145 on January 1, 2003. Upon implementation, the Operating Partnership reclassified $136 in 2002 and $88 in 2001 from extraordinary items to expenses used in the determination income from continuing operations. The remaining provisions of SFAS No. 145 were generally not applicable to the Operating Partnership.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addressed financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. The implementation of this Statement did not have a significant effect on the Operating Partnership’s results of operations or its financial position.

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarified disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 were effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 were applicable for guarantees issued or modified after December 31, 2002. The Operating Partnership implemented the disclosure requirements of FIN No. 45 effective with these December 31, 2002 financial statements and implemented the recognition and measurement provisions effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a significant impact on the Operating Partnership’s financial position or results of operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was originally issued in January 2003 and subsequently revised and restated in December 2003 through FASB Interpretation No. 46 — Revised (together these pronouncements are referred to as “FIN No. 46”). FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003 for all variable interest entities created after January 31, 2003. For special purpose entities, as defined, created prior to February 1, 2003, the consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003. For other variable interest entities created prior to February 1, 2003 where the Operating Partnership is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending March 31, 2004. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Operating Partnership and the Operating Partnership’s maximum exposure to loss from these entities. The Operating Partnership currently does not have any interests in special purpose entities or other variable interest entities and FIN No. 46 did not and will not have a significant effect on its results of operations or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 established standards for how an issuer classifies and measures certain liabilities and equity. This Statement was to be effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first quarterly period beginning after June 15, 2003. On October 29, 2003, the FASB deferred certain provisions of SFAS No. 150, as they were to apply to non-controlling interests, in which redemption is mandatory, in finite-lived entities. The deferral of these provisions is expected to remain in effect until these issues are incorporated into future FASB accounting standards. The Operating Partnership has not entered into any transactions involving financial instruments impacted by the provisions, currently in effect, of SFAS No. 150 and the implementation of SFAS No. 150 in 2003 had no effect on the Operating Partnership’s financial position or results of operations.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

2. DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,

	2003	2002

Deferred financing costs	$37,289	$37,037
Other	4,424	3,532

	41,713	40,569
Less: accumulated amortization	(29,428)	(24,985)

	$12,285	$15,584

3. INDEBTEDNESS

At December 31, 2003 and 2002, the Operating Partnership’s indebtedness consisted of the following:

					December 31,
		Interest		Maturity
Description	Payment Terms	Rate		Date (1)	2003	2002

Unsecured Notes
Senior Notes	Int.	6.11% - 7.70%		2006-2010	$285,000	$385,000
Medium Term Notes	Int.	6.69% - 8.12%	(2)	2004-2015	323,000	323,000

					608,000	708,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.85%	(3)	2004	60,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	12,010	11,369

					72,010	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(4)	2029	99,800	101,100
Other	Prin. and Int.	5.5% - 7.69%		2007-2013	192,132	194,706

					291,932	295,806

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.15%	(5)	2025	214,380	214,380

Total					$1,186,322	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.
(2)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The annual interest rate on these securities to March 2005 is 6.85%. The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarking dealer elects not to remarket the MOPPRS, the Operating Partnership is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Operating Partnership’s applicable credit spread for Operating Partnership securities with similar maturities. The MOPPRS may be redeemed, at the Operating Partnership’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty (generally equivalent to the make-whole amount necessary to compensate for the amount by which the base rate of 5.715% exceeds the then-existing 10-year treasury rate).
(3)	Represents stated rate. At December 31, 2003, the weighted average interest rate was 1.96%. Subsequent to December 31, 2003, this line of credit was refinanced and its maturity was extended to 2007.
(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2003 before credit enhancements. At December 31, 2003, the Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows (1):

2004	$27,094
2005	204,402(2)
2006	79,732
2007	112,178
2008	4,014
Thereafter	686,892(2)

$1,114,312

(1)	Excludes outstanding balances on lines of credit discussed below.
(2)	The MOPPRS mature in March 2015 (as reflected in the table above), but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarking dealer elects not to remarket the MOPPRS, the Operating Partnership is required to redeem the MOPPRS at par. The MOPPRS may be redeemed, at the Operating Partnership’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty.

Unsecured lines of credit

At December 31, 2003, the Operating Partnership utilized a $320,000 three-year syndicated revolving line of credit, for its short-term financing requirements. At December 31, 2003, the stated interest rate for this line of credit was LIBOR plus 0.85% or prime minus 0.25%. This line of credit required the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. The line of credit provided for the rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. In July 2003, the Operating Partnership’s unsecured debt rating was downgraded from Baa2 to Baa3 by Moody’s Investor Services, resulting in a split unsecured debt rating (Standard & Poor’s rates the Operating Partnership’s unsecured debt at BBB). Under the terms of the credit agreement, the interest rate on the revolver remained at LIBOR plus 0.85% as the interest rate was based on the higher of the Operating Partnership’s unsecured debt ratings.

In January 2004, the Operating Partnership refinanced its previous revolving line of credit with a new $350,000 three-year unsecured revolving line of credit (the “Revolver”). The Revolver has a stated interest rate of LIBOR plus 0.90% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Revolver are based on the lower of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Operating Partnership to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level.

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in April 2004. Management expects to renew and extend the maturity of this facility prior

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

to April 2004. At December 31, 2003, the Operating Partnership had issued letters of credit to third parties totaling $1,913 under this facility.

At December 31, 2002, the Operating Partnership had in place an additional $125,000 line of credit facility for general corporate purposes. This line was not renewed upon its maturity in April 2003.

Interest paid

Interest paid (including capitalized amounts of $3,555, $13,223 and $22,124 for the years ended December 31, 2003, 2002 and 2001, respectively), aggregated $78,822, $79,115 and $82,383 for the years ended December 31, 2003, 2002 and 2001, respectively.

Pledged assets

The aggregate net book value at December 31, 2003 of property pledged as collateral for indebtedness amounted to approximately $503,613.

4. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2003, the Operating Partnership holds investments in three individual limited liability companies (the “Property LLC’s”) with an institutional investor. Each Property LLC owns a newly developed apartment community. At December 31, 2003, two of the apartment communities had achieved stabilized occupancy and one apartment community was in initial lease-up. The Operating Partnership holds a 35% equity interest in the Property LLC’s. The initial development costs of the apartment communities were funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Operating Partnership. In June 2003, the underlying apartment community held by a fourth Property LLC was sold. The financial information below for the year ended December 31, 2003 reflects the gain on property sales of $26,179 and the operating results of this Property LLC as discontinued operations through the sale date. The Operating Partnership’s share of this gain of $8,395 is included in the Operating Partnership’s share of net income (loss) shown in the table below.

The Operating Partnership accounts for its investments in these Property LLC’s using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLC’s was approximately $6,740 at December 31, 2003. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLC’s.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLC’s. A summary of financial information for the Property LLC’s in the aggregate is as follows:

	December 31,	December 31,
Balance Sheet Data	2003	2002

Real estate assets, net	$127,513	$198,854
Cash and other	2,516	2,330

Total assets	$130,029	$201,184

Mortgage notes payable	$33,763	$—
Construction notes payable to Operating Partnership	53,769	160,294
Other liabilities	1,742	3,975

Total liabilities	89,274	164,269
Members’ equity	40,755	36,915

Total liabilities and members’ equity	$130,029	$201,184

Operating Partnership’s equity investment	$21,017	$21,991

Operating Partnership’s share of notes payable	$30,636	$56,103

	Year ended December 31,

Income Statement Data	2003	2002	2001

Revenue
Rental	$9,350	$3,174	$136
Other	470	322	50

Total revenues	9,820	3,496	186

Expenses
Property operating and maintenance	4,497	2,578	416
Depreciation	3,757	1,990	192
Interest	3,061	1,601	110

Total expenses	11,315	6,169	718

Loss from continuing operations	(1,495)	(2,673)	(532)

Discontinued operations
Loss from discontinued operations	(274)	(1,871)	—
Gain on property sale	26,179	—	—

Income (loss) from discontinued operations	25,905	(1,871)	—

Net income (loss)	$24,410	$(4,544)	$(532)

Operating Partnership’s share of net income (loss)	$7,791	$(1,590)	$(186)

The Operating Partnership has committed construction financing to one of the Property LLC’s totaling $56,696 ($53,769 funded at December 31, 2003). The loan earns interest at LIBOR plus 1.75% and is secured by the apartment community. The loan matures in November 2004 and is expected to be repaid from the proceeds of a permanent project financing. As of December 31, 2003 and 2002, the institutional investor’s share of these notes were $34,950 and $104,191, respectively. In February 2003, one of the Property LLC’s repaid its outstanding construction note payable to the Operating Partnership of $24,071. The note was repaid through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from member equity contributions. The mortgage note bears interest at 4.28%, requires monthly principal and interest payments based on a 30-year amortization schedule and matures in March 2008. The Operating Partnership issued a limited guarantee and indemnity to the lender regarding certain customary non-recourse carve out provisions and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

the Operating Partnership for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements. In November 2003, a second Property LLC repaid its outstanding construction note payable to the Operating Partnership of $28,710 through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from member equity contributions. The mortgage note bears interest at 4.04%, requires interest only payments and matures in December 2008.

As part of the development and construction services agreements entered into between the Operating Partnership and the Property LLC’s, the Operating Partnership guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits. The Operating Partnership’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Operating Partnership does not currently expect to be required to fund any guarantees relating to this Property LLC. Additionally, under these agreements, the Operating Partnership was subject to project completion requirements, as defined. At December 31, 2003, the Operating Partnership had met its remaining completion date requirements and will not be subject to any additional costs.

5. REAL ESTATE ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At December 31 2003, the Operating Partnership has nine apartment communities containing 4,340 units and certain tracts of land classified as held for sale. These real estate assets are classified separately in the accompanying consolidated balance sheet at $145,238, which represented the lower of cost or fair value, less costs to sell. The Operating Partnership expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, the operating results of assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the year ended December 31, 2003, income from discontinued operations included the results of operations of nine communities, containing 4,340 units, classified as held for sale at December 31, 2003 and the results of operations of four communities sold in 2003 through their sale date. For the years ended December 31, 2002 and 2001, income from discontinued operations included the results of operations of all communities classified as held for sale at December 31, 2003, communities sold in 2003 and the results of operations of six communities and one commercial property sold in 2002 through their sale dates.

The revenues and expenses of these communities for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

Revenues
Rental	$42,350	$59,585	$74,206
Other	1,935	2,531	3,138

Total revenues	44,285	62,116	77,344

Expenses
Property operating and maintenance (exclusive of items shown separately below)	17,362	23,906	27,126
Depreciation	6,276	11,167	12,799
Interest	5,955	9,776	14,277
Asset impairment charge	14,118	—	—

Total expenses	43,711	44,849	54,202

Income from discontinued operations before minority interest	574	17,267	23,142
Minority interest	58	(2,088)	(2,763)

Income from discontinued operations	$632	$15,179	$20,379

During the third quarter of 2003, the Operating Partnership reclassified an impairment loss of $14,118 from continuing operations to discontinued operations. The impairment loss, originally recorded in the first quarter 2003,

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

related to the write-down of the cost of the Operating Partnership’s apartment community located in Phoenix, Arizona to its estimated fair value. The reclassification of the impairment loss to discontinued operations reflected the designation of this community as held for sale during the third quarter of 2003 and the final sale of the community in the fourth quarter of 2003.

For the year ended December 31, 2003, the Operating Partnership recognized net gains from discontinued operations of $42,205 on the sale of four communities containing 1,844 units and a land parcel, reduced by losses of $4,757 resulting from losses on the sale of certain land parcels and reserves to write-down to fair value, less selling costs, one community and certain other land parcels classified as held for sale. These sales generated net proceeds of approximately $163,560. For the year ended December 31, 2002, the Operating Partnership recognized net gains of $27,921 from the sale of six communities containing 2,125 units, one commercial property and certain land parcels, offset by reserves of $11,351 to write down to fair market value, less selling costs, certain land parcels classified as held for sale. These sales generated net proceeds of approximately $140,823.

Under prior accounting pronouncements, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable between periods. The discussion below relates to the gains on sale of assets reported in continuing operations in the consolidated statements of operations for the years ended December 31, 2002 and 2001.

For the year ended December 31, 2002, the Operating Partnership sold two apartment communities containing 540 units and one commercial property for net proceeds of $41,393. These sales resulted in net gains of approximately $13,275. These gains excluded losses of $4,861 related to these assets that were written down to their estimated fair value, less selling costs, at December 31, 2001. For the years ended December 31, 2002 and 2001, the consolidated statement of operations included net income from these properties of $369 and $3,227, respectively. For the year ended December 31, 2001, net income reflected above includes depreciation expense of $844. No depreciation expense was recorded on such assets in 2002.

In 2001, the Operating Partnership sold six apartment communities containing 2,799 units and various land parcels for net proceeds of approximately $220,122. These sales resulted in net gains of approximately $16,365. For the year ended December 31, 2001, the aggregate net gain on the sale of assets of $23,942 included the impact of estimated net losses totaling $11,490 on the write down to fair value, less selling costs, of assets designated as held for sale at December 31, 2001 and excluded realized losses totaling $19,067 related to assets written down to their estimate fair value, less selling costs, at December 31, 2000.

6. PARTNERS’ EQUITY

Common and Preferred Units

At December 31, 2003 and 2002, the Operating Partnership had outstanding Common Units totaling 42,353,822 and 42,031,715, respectively.

At December 31, 2003, the Operating Partnership had outstanding four separate series of cumulative redeemable preferred partnership units as more fully described below. The preferred partnership units are reflected in the accompanying financial statements at their liquidation value.

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

The Operating Partnership has outstanding 2,000,000, 7.625% Series C cumulative redeemable preferred partnership units (the “Series C Preferred Units”). The Series C Preferred Units have a liquidation preference of $25.00

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

per unit and are redeemable at the option of the Operating Partnership on or after February 9, 2003, at a redemption price of $25.00 per unit. The Series C Preferred Units are owned by the Company. On March 5, 2004, the Company redeemed its 7 5/8% series C Cumulative redeemable preferred stock. Correspondingly, the Operating Partnership will redeem its Series C Preferred Units on the same date and under the same terms. The redemption price was $25.00 per unit, plus accrued and unpaid distributions through March 5, 2004. In connection with the issuance of the Series C Preferred Units in 1998, the Operating Partnership incurred $1,716 in issuance costs and recorded such costs as a reduction of partners’ equity. The redemption price of the Series C Preferred Units exceeds the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Operating Partnership will reflect the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common unitholders in the first quarter of 2004.

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

Computation of Earnings per Common Unit

For the years ended December 31, 2003, 2002 and 2001, basic and diluted earnings per Common Unit for income from continuing operations available to common unitholders, before cumulative effect of accounting change, has been computed as follows:

	Year ended December 31, 2003

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(17,925)
Less: Preferred Unit distributions	(17,049)

Basic EPU
Loss from continuing operations available to common unitholders	(34,974)	42,134,072	$(0.83)

Effect of dilutive securities
Stock options	—	— (1)

Diluted EPU
Loss from continuing operations available to common unitholders	$(34,974)	42,134,072	$(0.83)

	Year ended December 31, 2002

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$39,281
Less: Preferred Unit distributions	(17,049)

Basic EPU
Income from continuing operations available to common unitholders before cumulative effect of accounting change	22,232	42,020,759	$0.53

Effect of dilutive securities
Stock options	—	14,818

Diluted EPU
Income from continuing operations available to common unitholders before cumulative effect of accounting change	$22,232	42,035,577	$0.53

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

	Year ended December 31, 2001

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$80,190
Less: Preferred unit distributions	(17,368)
Less: Preferred unit redemption costs	(239)

Basic EPU
Income from continuing operations available to common unitholders	62,583	43,211,834	$1.45

Effect of dilutive securities
Stock options	—	215,266

Diluted EPU
Income from continuing operations available to common unitholders	$62,583	43,427,100	$1.44

1)	For the year ended December 31, 2003, the potential dilution from the Company’s outstanding stock options of 11,052 shares was antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average units in 2003.

In 2003, 2002 and 2001, stock options to purchase 4,734,812, 3,842,747 and 1,716,975 shares of common stock, respectively, were excluded from the computation of diluted earnings per unit as these options were antidilutive.

7.	SEVERANCE, PROXY AND PROJECT ABANDONMENT, EMPLOYEE SEVERANCE AND OTHER CHARGES

In 2003, the Operating Partnership recorded a first quarter charge of $19,711 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors and a second quarter severance charge of $1,795 relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management.

The first quarter charge consisted of a $13,993 charge representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements and a $5,718 charge representing the discounted present value of estimated net costs that may be incurred by the Operating Partnership as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment contracts. The second quarter charge of $1,795 represented the aggregate amount of the estimated payments and benefits to be made to the departing executive officers.

As discussed above, the Operating Partnership recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the period from the date of the charges through December 31, 2003:

Aggregate severance charges	$21,506
Payments for period	(3,237)
Interest accretion	902

Accrued severance charges at December 31, 2003	$19,171

Substantially all of these remaining amounts will be paid over the remaining terms of the employment contracts (10 to 13 years) of the former chairman and vice chairman of the board of directors.

Proxy and related costs of $5,231 represent the legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount includes the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Operating Partnership during the proxy contest. These lawsuits are expected to be settled in 2004. Through December 31, 2003, substantially all of the proxy and related costs have been paid.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

In the fourth quarter of 2001, the Operating Partnership recorded project abandonment, employee severance and other charges totaling $17,450. These charges, precipitated by the sharp decline in economic and market conditions, reflected management’s decision to focus its business and new development strategy on fewer markets, to focus on its core business of owning, developing and managing multifamily real estate assets and to do so with a smaller workforce and lower overhead expenses. The project abandonment charge of $8,122 represented reserves on certain predevelopment and transaction pursuit costs in markets the Operating Partnership would no longer pursue for development opportunities and for certain projects that will no longer be pursued due to economic and market conditions. The employee severance charge of $3,560 was primarily for severance costs related to approximately a 100 person senior management and staff workforce reduction plan initiated and completed in the fourth quarter of 2001. Other charges included a loss of $2,831 related to the disposition of the Operating Partnership’s corporate aircraft, a loss of $452 on the sale of the Operating Partnership’s third party landscape business discussed more fully below, write-downs of $1,000 related to the Operating Partnership’s exit from the then-existing for-sale housing business in all markets and the write-down to estimated market value of certain internet and technology investments of $1,485. As of December 31, 2003, substantially all of these charges have been paid.

In the fourth quarter of 2001, the Operating Partnership sold substantially all of the net assets of Post Landscape Group, Inc. (“PLG”) a subsidiary entity that provided landscape maintenance, design and installation services to third parties. As the business was sold to the former management team and initially financed 100% by the Operating Partnership, the transaction was not reflected as a sale at December 31, 2001. As the transaction resulted in a net loss, the net loss was recognized in the fourth quarter of 2001 and included in the charge discussed above. In the first quarter of 2002, the Operating Partnership received payments representing approximately 26% of the outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the first quarter of 2002. The impact of the sale recognition was to record the note receivable (outstanding balance of $2,750 at December 31, 2003) and to remove the net assets and liabilities of the former PLG from the Operating Partnership’s financial statements. No further gain or loss was recognized in 2002.

The Operating Partnership also sold substantially all of the net assets of RAM Partners, Inc. (“RAM”), a separate subsidiary entity that managed apartment communities for third parties, in the fourth quarter 2001. This business was sold to the former management team of RAM and the sale was 100% financed by the Operating Partnership. Through the second quarter of 2002, the Operating Partnership had received payments under the notes representing approximately 10% of the original outstanding note balance. As these payments constituted adequate initial principal payments under the notes, the sale was recognized in the second quarter of 2002. The impact of the sale recognition was to record the note receivable (the note balance was fully repaid in 2003), record a net gain of $510 and to remove the net assets and liabilities of the former RAM from the Operating Partnership’s financial statements.

During the first quarter of 2002, the Operating Partnership transferred certain construction contracts of Post Construction Services Inc., its third party construction business, to Oxford Properties, LLC (“Oxford Properties”) in exchange for Oxford Properties’ assumption of substantially all of Post Construction Service’s liabilities related to the transferred assets. In approving the transaction, the Company’s board of directors ascribed nominal value to the assets being transferred. The assets consisted principally of third party construction contracts for the construction of four garden style apartment, condominium and townhouse communities as well as related subcontracts, indemnities and guarantees. In connection with the transfer of Post Construction Services’ construction contracts, Oxford Properties had the right to receive a deferred fee upon completion of one of the construction projects in the amount of $500. Oxford Properties had also agreed to employ 28 former Company and Post Construction Services employees. As a result, the Operating Partnership was not responsible for costs that would have otherwise resulted from winding up the third party construction business. The Operating Partnership recorded a charge of $500 in the fourth quarter of 2001 relating to its exit from the third party construction business. Oxford Properties is an entity owned by former officers of the Company and by the son of the Company’s former chairman and chief executive officer.

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

The Operating Partners utilizes taxable subsidiaries to perform such activities as asset management, leasing and landscape services for third parties. These taxable subsidiaries are subject to federal, state and local income taxes. For the three years in the period ended December 31, 2003, the impact of these taxable subsidiaries’ income taxes and their related tax attributes were not material to the accompanying consolidated financial statements

As of December 31, 2003, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership was higher that the net assets as reported in the Operating Partnership’s consolidated financial statements by $9,417.

9.	EQUITY-BASED COMPENSATION PLANS

Equity Compensation Plans

As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership. Effective January 1, 2003, the Operating Partnership elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed in SFAS No. 123 (see note 1). The Operating Partnership elected the prospective method of adoption prescribed by SFAS No. 148. For equity-based compensation granted prior to January 1, 2003, the Operating Partnership accounted for equity-based compensation under the intrinsic value method prescribed by APB No. 25. A table in note 1 summarizes the Operating Partnership’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for the years ended December 31, 2003, 2002 and 2001.

Stock Option Plans

The Company’s 1993 Employee Stock Plan (the “1993 Stock Plan”), under which an aggregate of up to 6,000,000 shares of common stock were available for the grant of stock options and restricted stock to employees and directors, expired in July 2003. At December 31, 2003, stock options outstanding under the 1993 Stock Plan totaled 3,897,812.

The 2003 Incentive Stock Plan (the “2003 Stock Plan”) was approved by the Company’s shareholders in May 2003. Under the 2003 Stock Plan, an aggregate of 4,000,000 shares of common stock were reserved for issuance. Of this amount, not more than 500,000 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the administrative committee overseeing the 2003 Stock Plan. At December 31, 2003, stock options outstanding under the 2003 Stock Plan totaled 837,000.

In 2003, 2002 and 2001, the Company granted stock options to purchase 1,252,436, 18,323 and 415,529 shares of Company common stock to Company officers and directors, of which 100,000 shares in 2003 were granted to the Company’s non-executive chairman of the board. For the year ended December 31, 2003, general and administrative expenses included compensation expense related to stock options of $244 recognized under the fair value method.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

The following table sets forth information about the fair value of each stock option grant on the date of the grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grants:

	2003	2002	2001

Dividend yield	6.4%	7.2%	8.4%
Expected volatility	17.1%	22.7%	15.1%
Risk-free interest rate	2.8% to 3.2%	2.7% to 5.3%	3.7% to 5.3%
Expected option life	5 years	5 to 7 years	5 to 7 years

A summary of stock option activity under all plans for the years ended December 31, 2003, 2002 and 2001, is presented below.

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	4,089,493	$35	4,228,218	$36	4,271,608	$35
Granted	1,252,436	26	18,323	24	415,529	37
Exercised	(217,275)	28	(15,000)	31	(262,332)	30
Forfeited	(389,842)	32	(142,048)	38	(196,587)	38

Outstanding at end of year	4,734,812	34	4,089,493	35	4,228,218	36

Options exercisable at year-end	3,232,739		3,464,759		2,962,245

Weighted-average fair value of options granted during the year	$1.59		$2.13		$1.44

At December 31, 2003, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,512,057 options outstanding with exercise prices ranging from $22.95 to $30.29. These options have a weighted average exercise price of $26.49 and a weighted average remaining contractual life of 8 years. Of these outstanding options, 289,057 were exercisable at December 31, 2003 at a weighted average exercise price of $30.00. In addition, there were 3,222,755 options outstanding with exercise prices ranging from $31.00 to $44.13. These options have a weighted average exercise price of $36.90 and a weighted average remaining contractual life of 5 years. Of these outstanding options, 2,943,682 were exercisable at December 31, 2003 at a weighted average exercise price of $37.00.

In 2003, 2002 and 2001, the Company granted 174,509, 15,353 and 17,566 shares of restricted stock, respectively, to Company officers and directors, of which 7,672 shares in 2003 were granted to the Company’s non-executive chairman of the board. The restricted shares granted in 2003 vest ratably over three to eight year periods. The restricted shares granted in 2002 and 2001 vest ratably over three to five year periods. For each year, the total value of the restricted share grants of $4,555, $459 and $616, respectively, was initially reflected in partners’ equity as additional paid-in capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the applicable vesting period. Total compensation expense relating to the restricted stock was $742, $265 and $171 in 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan

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

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Effective January 1, 2003, under SFAS No. 123, the Operating Partnership records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $85 in 2003. Prior to 2003, under APB No. 25, no compensation expense was required to be recognized for purchases under the ESPP (the discounted purchase price of the acquired shares was recorded in partners’ equity).

10. EMPLOYEE BENEFIT PLANS

Through a plan adopted by the Company, the employees of the Operating Partnership are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Operating Partnership contributions, if any, to this plan are based on the performance of the Company and the Operating Partnership and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Operating Partnership contribution, the maximum employee contribution included in the calculation is 4% (3% in years prior to 2003) of salary. Operating Partnership contributions of $513, $452 and $638 were made to this plan in 2003, 2002 and 2001, respectively.

11. COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community and four ground leases expiring in 2012, 2038, 2066 and 2074 for four separate operating communities and to office, equipment and other operating leases with terms expiring in years 2004 through 2006. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2003, are as follows:

2004	$1,285
2005	1,246
2006	1,234
2007	1,257
2008	1,278
2009 and thereafter	148,909

The Operating Partnership incurred $4,382, $5,223 and $5,998 of rent expense for the years ended December 31, 2003, 2002 and 2001, respectively.

Legal proceedings

On May 5, 2003, the Operating Partnership received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Operating Partnership as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Operating Partnership. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Operating Partnership received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Operating Partnership as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. These lawsuits are expected to be settled in 2004. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of the proxy and related costs charge.

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

12. RELATED PARTY TRANSACTIONS

In 2003, 2002 and 2001, the Operating Partnership held investments in Property LLC’s accounted for under the equity method of accounting (see note 4). In 2003, 2002 and 2001, the Operating Partnership recorded, before elimination of the Operating Partnership’s equity interests, development fees, general construction contract billings, management fees and expense reimbursements (primarily personnel costs) of approximately $2,913, $11,916 and $15,202, respectively, from these related companies. Additionally in 2003, 2002 and 2001, the Operating Partnership earned interest under the construction loans to the Project LLC’s totaling $3,186, $4,482 and $1,024, respectively.

The Operating Partnership provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 2003, 2002 and 2001, the Operating Partnership received landscaping revenue of $742, $775 and $705, respectively, for such services. Such revenue includes reimbursement of direct and indirect expenses. Additionally, the Operating Partnership provides accounting and administrative services to entities controlled by certain directors of the Operating Partnership. Fees under this arrangement aggregated $11 for the year ended December 31, 2003 and $25 for each of the years ended December 31, 2002 and 2001.

At December 31, 2003 and 2002, the Operating Partnership had outstanding loan balances to certain current and former Operating Partnership executives totaling $6,075 and $7,600, respectively. These loans mature ten years from the issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares on the open market. Additionally, at December 31, 2003 and 2002, the Operating Partnership had outstanding additional loans to certain Operating Partnership executives totaling $920 and $1,140, respectively. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Operating Partnership, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $160 was recorded as compensation expense.

13. DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2003 and 2002, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the years ended December 31, 2003, 2002 and 2001, the Operating Partnership recorded unrealized net gains of $4,017, unrealized net losses of $10,204 and unrealized net losses of $6,645 respectively, on these cash flow hedges as increases and decreases in accumulated other comprehensive income, a partners’ equity account, in the accompanying consolidated balance sheet. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $5,851.

In 2003, the Operating Partnership entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Operating Partnership’s variable rate, tax exempt borrowings. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At December 31, 2003, the difference of $1,314 between the amortized costs of the interest rate cap arrangements of $2,720 and their fair value of $1,406 is included as an unrealized loss in accumulated other comprehensive income, a shareholders’ equity account. The $2,720 cost of the arrangements is being amortized as additional expense over their five-year term in accordance with SFAS No. 133, as amended.

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

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. The fair value of fixed rate debt was approximately $830,454 (carrying value of $775,132) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2003. The fair value of fixed rate debt was approximately $928,313 (carrying value of $877,706) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2002.

In order to manage the impact of interest rate changes on earnings and cash flow, the Operating Partnership entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133. At December 31, 2003, the carrying amounts of the interest rate swap arrangements represented net liabilities totaling $12,832 and the carrying value of the interest rate cap arrangements represented net assets of $1,406.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from property rental operations. Property rental operations are broken down into four segments based on the various stages in the property ownership lifecycle. These segments are described below. All other ancillary service and support operations, including the third party service businesses (see note 7), are aggregated in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of December 31, 2003. The segment information for the years ended December 31, 2002 and 2001 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2003 and 2002 to discontinued operations under SFAS No. 144 (see note 5).

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

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and property NOI together with a reconciliation of segment contribution to NOI to income (loss) from continuing operations for the years ended December 31, 2003, 2002 and 2001. Additionally, substantially all of the Operating Partnership’s assets relate to the

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	2003	2002	2001

Revenues
Fully stabilized communities	$221,592	$229,477	$243,589
Communities stabilized during prior year	31,294	26,322	15,685
Development and lease-up communities	16,539	9,064	6,911
Sold communities	—	745	19,659
Other	20,065	20,410	33,474
Interest income	894	1,288	1,771

Consolidated revenues	$290,384	$287,306	$321,089

Contribution to Property Net Operating Income
Fully stabilized communities	$141,419	$150,543	$163,866
Communities stabilized during prior year	19,913	16,037	9,070
Development and lease-up communities	8,955	4,854	4,345
Sold communities	—	369	12,329
Other	(2,538)	(1,167)	1,627

Consolidated property net operating income	167,749	170,636	191,237

Interest income	894	1,288	1,771
Third party services	—	—	1,065
Minority interest in consolidated property partnerships	2,024	2,055	2,098
Gains on property sales	—	13,275	23,942
Depreciation	(83,700)	(76,760)	(63,312)
Interest	(64,905)	(52,035)	(43,653)
Amortization of deferred loan costs	(3,801)	(2,327)	(1,978)
General and administrative	(15,102)	(14,431)	(13,256)
Development costs and other	(2,138)	(830)	(88)
Severance charges	(21,506)	—	—
Proxy and related costs	(5,231)	—	—
Project abandonment, employee severance and other charges	—	—	(17,450)
Equity in income (losses) of unconsolidated real estate entities	7,791	(1,590)	(186)

Income (loss) from continuing operations	$(17,925)	$39,281	$80,190

16. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2003, 2002 and 2001 are as follows:

The Operating Partnership committed to distribute $19,043, $32,785 and $32,741 for the quarters ended December 31, 2003, 2002 and 2001, respectively.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Under SFAS No. 144, as further discussed in note 5, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which differs from the presentation of discontinued operations included in the Operating Partnership’s previously issued financial statements included in

Post Properties, Inc.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

its quarterly reports on Form 10-Q. Quarterly financial information for the years ended December 31, 2003 and 2002, as revised to reflect the change discussed above, was as follows:

	Year ended December 31, 2003

	First	Second	Third	Fourth

Revenues	$71,587	$72,392	$73,480	$72,925

Income (loss) from continuing operations	(18,683)	2,516	(801)	(957)
Income (loss) from discontinued operations	(3,515)	29,656	102	11,779

Net income (loss)	(22,198)	32,172	(699)	10,822
Distributions to preferred unitholders	(4,263)	(4,262)	(4,262)	(4,262)

Net income (loss) available to common unitholders	$(26,461)	$27,910	$(4,961)	$6,560

Earnings per Common Unit (1):
Net income (loss) available to common unitholders — basic	$(0.63)	$0.66	$(0.12)	$0.15
Net income (loss) available to common unitholders — diluted	$(0.63)	$0.66	$(0.12)	$0.15

	Year ended December 31, 2002

	First	Second	Third	Fourth

Revenues	$71,480	$70,348	$73,246	$72,232

Income from continuing operations	22,094	7,445	6,285	3,457
Income (loss) from discontinued operations	(1,736)	22,116	1,723	11,734

Net income	20,358	29,561	8,008	15,191
Distributions to preferred unitholders	(4,263)	(4,262)	(4,262)	(4,262)

Net income available to common unitholders	$16,095	$25,299	$3,746	$10,929

Earnings per Common Unit (1):
Net income available to common unitholders — basic	$0.38	$0.60	$0.09	$0.26
Net income available to common unitholders — diluted	$0.38	$0.60	$0.09	$0.26

(1)	The total of the four quarterly amounts for net income and earnings per unit does not equal the total for the year. These differences result from the use of a weighted average to compute the number of units outstanding for the purpose of calculating the Operating Partnership’s earnings per unit.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

							Gross amount at which
				Initial costs		Costs	Carried at close of period
						Capitalized
		Related			Building and	Subsequent		Building and
	Description	Encumbrances		Land	Improvements	to Acquisition	Land	Improvements	Total(1)

Georgia
Post Ashford	Apartments	$9,895	(2)	$1,906	$—	$8,832	$1,906	$8,832	$10,738
Post Briarcliff	Apartments	—		13,344	—	46,812	13,344	46,812	60,156
Post Brookhaven	Apartments	—		7,921	—	32,823	7,921	32,823	40,744
Post Canyon(6)	Apartments	16,845	(2)	931	—	19,212	931	19,212	20,143
Post Chase(6)	Apartments	15,000	(2)	1,438	—	17,092	1,438	17,092	18,530
Post Chastain	Apartments	29,403		6,352	—	41,166	6,779	40,739	47,518
Post Collier Hills	Apartments	—		6,487	—	25,564	7,183	24,868	32,051
Post Corners(6)	Apartments	14,760	(2)	1,473	—	16,174	1,473	16,174	17,647
Post Court(6)	Apartments	18,650	(2)	1,769	—	18,504	1,769	18,504	20,273
Post Crest	Apartments	25,853		4,733	—	25,172	4,763	25,142	29,905
Post Crossing	Apartments	—		3,951	—	20,018	3,951	20,018	23,969
Post Dunwoody	Apartments	—		4,917	—	29,322	4,961	29,278	34,239
Post Gardens	Apartments	—		5,859	—	34,162	5,931	34,090	40,021
Post Glen	Apartments	19,800		5,591	—	21,919	5,784	21,726	27,510
Post Lane(6)	Apartments	—		1,512	—	8,577	2,067	8,022	10,089
Post Lenox Park	Apartments	10,855		3,132	—	11,116	3,132	11,116	14,248
Post Lindbergh	Apartments	—		6,268	—	27,269	6,652	26,885	33,537
Post Mill(6)	Apartments	25,330		1,783	—	26,768	1,791	26,760	28,551
Post Oak	Apartments	—		2,027	—	8,612	2,027	8,612	10,639
Post Oglethorpe	Apartments	—		3,662	—	17,503	3,662	17,503	21,165
Post Parkside	Mixed Use	—		3,402	—	20,217	3,465	20,154	23,619
Post Peachtree Hills	Apartments	—		4,215	—	14,659	4,857	14,017	18,874
Post Renaissance(8)	Apartments	—		—	—	20,654	—	20,654	20,654
Post Ridge	Apartments	—		5,150	—	31,856	5,150	31,856	37,006
Post Spring	Apartments	—		2,105	—	38,317	2,105	38,317	40,422
Post Summit	Apartments	—		1,575	—	6,608	1,575	6,608	8,183
Post Valley	Apartments	18,600	(2)	1,117	—	19,864	1,117	19,864	20,981
Post Vinings	Apartments	—		4,322	—	22,572	5,668	21,226	26,894
Post Village	Apartments
The Arbors	Apartments	—		373	—	17,750	373	17,750	18,123
The Fountains and the Meadows	Apartments	26,000	(2)	611	—	39,712	878	39,445	40,323
The Gardens	Apartments	14,500	(2)	187	—	29,047	637	28,597	29,234
The Hills	Apartments	7,000	(2)	91	—	13,036	307	12,820	13,127
Post Walk	Apartments	19,300	(2)	2,954	—	18,753	2,954	18,753	21,707
Post Woods	Apartments	26,030		1,378	—	28,487	3,070	26,795	29,865
Post Stratford(8)	Apartments	—		328	—	24,400	620	24,108	24,728
Post Riverside	Mixed Use	—		11,130	—	109,592	12,457	108,265	120,722

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Date of	Date		Depreciable
	Depreciation	Construction	Acquired		Lives Years

Georgia
Post Ashford	$4,176	04/86 – 06/87	06/87		5-40 Years
Post Briarcliff	9,154	12/96	09/96		5-40 Years
Post Brookhaven	14,439	07/89 – 12/92	03/89		5-40 Years
Post Canyon(6)	9,283	04/84 – 04/86	10/81		5-40 Years
Post Chase(6)	7,819	06/85 – 04/87	06/85		5-40 Years
Post Chastain	17,504	06/88 – 10/90	06/88		5-40 Years
Post Collier Hills	6,754	10/95	06/95		5-40 Years
Post Corners(6)	7,836	08/84 – 04/86	08/84		5-40 Years
Post Court(6)	8,155	06/86 – 04/88	12/85		5-40 Years
Post Crest	7,123	09/95	10/94		5-40 Years
Post Crossing	5,372	04/94 – 08/95	11/93		5-40 Years
Post Dunwoody	9,474	11/88	12/84 & 8/94	(5)	5-40 Years
Post Gardens	7,407	07/96	05/96		5-40 Years
Post Glen	5,310	07/96	05/96		5-40 Years
Post Lane(6)	3,885	04/87 – 05/88	01/87		5-40 Years
Post Lenox Park	3,111	03/94 – 05/95	03/94		5-40 Years
Post Lindbergh	5,874	11/96	08/96		5-40 Years
Post Mill(6)	13,314	05/83 – 12/86	05/81		5-40 Years
Post Oak	3,218	09/92 – 12/93	09/92		5-40 Years
Post Oglethorpe	4,974	03/93 – 10/94	03/93		5-40 Years
Post Parkside	3,380	02/99	12/97		5-40 Years
Post Peachtree Hills	4,576	02/92 – 09/94	02/92 & 09/92	(5)	5-40 Years
Post Renaissance(8)	7,094	07/91 – 12/94	06/91 & 01/94	(5)	5-40 Years
Post Ridge	6,530	10/96	07/96		5-40 Years
Post Spring	4,131	09/99	09/99		5-40 Years
Post Summit	3,092	01/90 – 12/90	01/90		5-40 Years
Post Valley	9,139	03/86 – 04/88	12/85		5-40 Years
Post Vinings	9,804	05/88 – 09/91	05/88		5-40 Years
Post Village
The Arbors	7,792	04/82 – 10/83	03/82		5-40 Years
The Fountains and the Meadows	17,316	08/85 – 05/88	08/85		5-40 Years
The Gardens	12,554	06/88 – 07/89	05/84		5-40 Years
The Hills	5,628	05/84 – 04/86	04/83		5-40 Years
Post Walk	9,096	03/86 – 08/87	06/85		5-40 Years
Post Woods	13,325	03/76 – 09/83	06/76		5-40 Years
Post Stratford(8)	3,658	04/99	01/99		5-40 Years
Post Riverside	17,721	07/96	01/96		5-40 Years

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

						Gross amount at which
			Initial costs		Costs	Carried at close of period
					Capitalized
		Related		Building and	Subsequent		Building and
	Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total(1)

Texas
Addison Circle Apartment Homes By Post	Mixed Use	89,479	2,885	41,482	120,360	8,382	156,345	164,727
Post American Beauty Mill	Apartments	—	156	2,786	4,978	156	7,764	7,920
Post Block 588	Apartments	—	1,278	48	22,188	1,415	22,099	23,514
Post Cole’s Corner	Mixed Use	—	1,886	18,006	1,780	2,086	19,586	21,672
Post Columbus Square	Mixed Use	—	4,565	24,595	1,062	4,565	25,657	30,222
Heights of State- Thomas/Gallery	Mixed Use	—	5,455	15,559	29,509	5,812	44,711	50,523
Legacy at Town Center	Apartments	—	684	—	33,154	811	33,027	33,838
Post Midtown	Mixed Use	—	4,408	1,412	74,762	4,305	76,277	80,582
Post Town Lake/Parks(6)	Apartments	—	2,985	19,464	2,554	2,985	22,018	25,003
Post White Rock	Apartments	—	1,560	9,969	1,802	1,560	11,771	13,331
Post Windhaven(6)	Apartments	—	4,029	23,385	1,378	4,029	24,763	28,792
The Abbey of State-Thomas	Apartments	—	575	6,276	1,695	575	7,971	8,546
The Meridian at State-Thomas	Apartments	—	1,535	11,605	1,014	1,535	12,619	14,154
The Rice(8)	Mixed Use	—	449	13,393	27,620	449	41,013	41,462
The Vineyard of Uptown	Apartments	—	1,133	8,560	319	1,133	8,879	10,012
The Vintage of Uptown	Apartments	—	2,614	12,188	536	2,614	12,724	15,338
The Worthington of State-Thomas	Mixed Use	—	3,744	34,700	1,696	3,744	36,396	40,140
Uptown Village	Apartments	15,808	3,955	22,120	16,566	6,195	36,446	42,641
Post Wilson Building(8)	Mixed Use	—	—	689	20,550	—	21,239	21,239
Florida
Post Harbour Place	Mixed Use	—	3,854	—	87,454	10,695	80,613	91,308
Post Hyde Park	Apartments	—	3,498	—	26,378	5,108	24,768	29,876
Post Lake(6)	Apartments	28,500 (2)	6,113	—	34,548	6,724	33,937	40,661
Post Parkside (Orlando)	Mixed Use	—	2,493	—	30,454	2,493	30,454	32,947
Post Rocky Point	Apartments	57,000	10,510	—	60,814	10,567	60,757	71,324
Post Walk at Hyde Park	Apartments	—	1,943	—	11,028	1,974	10,997	12,971
Virginia
Post Corners at Trinity Centre	Apartments	17,705	4,404	—	23,914	4,493	23,825	28,318
Post Forest	Apartments	—	8,590	—	26,455	9,106	25,939 (3)	35,045
Washington D.C.
Post Pentagon Row(8)	Mixed Use	—	2,359	7,659	83,195	3,470	89,743	93,213

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Date of	Date	Depreciable
	Depreciation	Construction	Acquired	Lives Years

Texas
Addison Circle Apartment Homes By Post	29,596	10/97 – 7/99	10/97	5-40 Years
Post American Beauty Mill	939	10/97	10/97	5-40 Years
Post Block 588	2,520	10/97	10/97	5-40 Years
Post Cole’s Corner	4,623	N/A	10/97	5-40 Years
Post Columbus Square	4,171	N/A	10/97	5-40 Years
Heights of State- Thomas/Gallery	7,028	10/97	10/97	5-40 Years
Legacy at Town Center	3,280	03/99	03/99	5-40 Years
Post Midtown	8,369	10/97	10/97	5-40 Years
Post Town Lake/Parks(6)	4,792	N/A	10/97	5-40 Years
Post White Rock	2,561	N/A	10/97	5-40 Years
Post Windhaven(6)	4,622	N/A	10/97	5-40 Years
The Abbey of State-Thomas	1,303	N/A	10/97	5-40 Years
The Meridian at State-Thomas	2,456	N/A	10/97	5-40 Years
The Rice(8)	5,213	10/97	10/97	5-40 Years
The Vineyard of Uptown	1,442	N/A	10/97	5-40 Years
The Vintage of Uptown	2,324	N/A	10/97	5-40 Years
The Worthington of State-Thomas	6,670	N/A	10/97	5-40 Years
Uptown Village	5,353	N/A	10/97	5-40 Years
Post Wilson Building(8)	1,827	10/97	10/97	5-40 Years
Florida
Post Harbour Place	9,880	03/97	01/97	5-40 Years
Post Hyde Park	5,762	09/94	07/94	5-40 Years
Post Lake(6)	14,902	11/85 – 03/88	10/85	5-40 Years
Post Parkside (Orlando)	4,050	03/99	03/99	5-40 Years
Post Rocky Point	13,566	04/94 – 11/96	02/94 & 09/96 (5)	5-40 Years
Post Walk at Hyde Park	3,371	10/95 – 10/97	09/95	5-40 Years
Virginia
Post Corners at Trinity Centre	5,749	06/94	06/94	5-40 Years
Post Forest	12,781	01/89 – 12/90	03/88	5-40 Years
Washington D.C.
Post Pentagon Row(8)	4,216	06/99	02/99	5-40 Years

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

						Gross amount at which
			Initial costs		Costs	Carried at close of period
					Capitalized
		Related		Building and	Subsequent		Building and
	Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total(1)

New York
Post Toscana	Apartments	—	15,976	—	75,930	17,156	74,750	91,906
Post Luminaria	Apartments	—	4,938	—	45,437	4,938	45,437	50,375
North Carolina
Uptown Place	Mixed Use	—	2,336	—	28,668	2,363	28,641	31,004
Gateway	Apartments	—	2,424	—	60,599	3,481	59,542	63,023
Post Park at Phillips Place	Mixed Use	—	4,305	—	37,149	4,307	37,147	41,454
Tennessee
Bennie Dillon	Mixed Use	—	—	—	9,923	—	9,923	9,923
Colorado
Uptown Square	Apartments	—	2,963	580	104,456	3,991	104,008	107,999
Miscellaneous Investments		—	19,757	4,930	30,551	5,222	50,016	55,238(7)

Total		$506,312	$264,353	$279,406	$2,052,617	$281,137	$2,315,239	$2,596,376

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Date of	Date	Depreciable
	Depreciation	Construction	Acquired	Lives Years

New York
Post Toscana	1,082	01/02(4)	01/02	5-40 Years
Post Luminaria	3,049	03/01	03/01	5-40 Years
North Carolina
Uptown Place	2,997	09/98	09/98	5-40 Years
Gateway	4,237	09/98	09/98	5-40 Years
Post Park at Phillips Place	9,249	01/96	11/95	5-40 Years
Tennessee
Bennie Dillon	1,115	07/98	07/98	5-40 Years
Colorado
Uptown Square	8,003	10/97	10/97	5-40 Years
Miscellaneous Investments	14,655			5-40 Years

Total	$506,771

(1)	The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,169,475 at December 31, 2003, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2)	These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3)	Balance includes an allowance for the possible loss of $3,700 which was taken in prior years.
(4)	Property is in initial lease-up at December 31, 2003.
(5)	Additional land was acquired for construction of an additional phase.
(6)	These properties were held for sale at December 31, 2003. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell. Accordingly, the carrying value of Post Windhaven reflects a write-down of $3,344.
(7)	Balance is net of reserves of $1,363 to write down certain land parcels held for sale to fair value.
(8)	The Company has a leasehold interest in the land underlying these communities.

Post Properties, Inc.

Post Apartment Homes, L.P.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2003	2002	2001

Real estate investments
Balance at beginning of year	$2,705,215	$2,777,980	$2,827,094
Improvements	25,360	121,110	211,881
Disposition of property	(134,199)	(193,875)	(260,995)

Balance at end of year	$2,596,376	$2,705,215	$2,777,980

Accumulated depreciation
Balance at beginning of year	$443,965	$404,274	$357,180
Depreciation	89,975	87,927	76,111
Accumulated depreciation on disposed property	(27,169)	(48,236)	(29,017)

Balance at end of year	$506,771 (a)	$443,965 (a)	$404,274

(a)	Accumulated depreciation on the balance sheet is net of accumulated depreciation on assets held for sale in the amounts of $74,614, $17,829 and $11,260 for the years ended December 31, 2003, 2002 and 2001, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT AUDITORS

To the Participants and Administrator of the

Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan

In our opinion, the accompanying statements of net assets available for plan benefits and of changes in net assets available for plan benefits present fairly, in all material respects, the net assets of the Post Properties, Inc. 1995 Non-Qualified Employee Stock Purchase Plan at December 31, 2003 and 2002 and the changes in net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia

March 5, 2004

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

	Year Ended December 31,

	2003	2002

ASSETS
Receivable from Post Apartment Homes, L.P.	$105,900	$176,895

NET ASSETS AVAILABLE FOR PLAN BENEFITS
Net assets available for plan benefits	$105,900	$176,895

The accompanying notes are an integral part of this financial statement.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

1995 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

	Year ended December 31,

	2003	2002

NET ASSETS AVAILABLE FOR PLAN BENEFITS, JANUARY 1	$176,895	$455,119
DEDUCTIONS:
Purchase of participants’ shares	(282,434)	(649,485)
Payment for payroll taxes on behalf of participants	(24,732)	(27,488)

ADDITIONS:
Participant contributions	236,171	398,749

NET ASSETS AVAILABLE FOR PLAN BENEFITS, DECEMBER 31	$105,900	$176,895

The accompanying notes are an integral part of this financial statement.

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

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit
No.			Description

3.1(a)		—	Articles of Incorporation of the Company
3.2(b)		—	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)		—	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)		—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)		—	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)		—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
4.1(e)		—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(e)		—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1(b)		—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)		—	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)		—	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(f)		—	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(f)		—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)		—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(g)		—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(h)*		—	Employee Stock Plan
10.9(b)*		—	Amendment to Employee Stock Plan
10.10(b)	*	—	Amendment No. 2 to Employee Stock Plan
10.11(b)	*	—	Amendment No. 3 to Employee Stock Plan
10.12(b)	*	—	Amendment No. 4 to Employee Stock Plan
10.13(i)		—	2003 Incentive Stock Plan
10.14(h)	*	—	Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
10.15(h)	*	—	Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
10.16(f)	*	—	Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams dated as of June 1, 1998
10.17(f)	*	—	Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover dated as of June 1, 1998
10.18(h)	*	—	Option and Transfer Agreement among the Operating Partnership, Post Services, John A. Williams and John T. Glover
10.19(h)		—	Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
10.20(b)		—	Form of Indemnification Agreement for officers and directors
10.21(a)	*	—	Profit Sharing Plan of the Company
10.22(b)	*	—	Amendment Number One to Profit Sharing Plan
10.23(b)	*	—	Amendment Number Two to Profit Sharing Plan
10.24(b)	*	—	Amendment Number Three to Profit Sharing Plan
10.25(b)	*	—	Amendment Number Four to Profit Sharing Plan
10.26(a)		—	Form of General Partner 1% Exchange Agreement
10.27(j)	*	—	1995 Non-qualified Employee Stock Purchase Plan

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit
No.			Description

10.28(b)	*	—	Amendment to 1995 Non-qualified Employee Stock Purchase Plan
10.29(n)	*	—	Dividend Reinvestment and Stock Purchase Plan
10.30		—	Credit Agreement dated as of January 16, 2004 among Post Apartment Homes, L.P., Wachovia Bank, N.A., and certain other lenders
10.31(k)	*	—	Deferred Compensation Plan for Directors and Executive Committee Members
10.32(j)	*	—	Form of Change in Control Agreement (3.0X) and schedule of executive officers who have entered into such agreement
10.33(l)	*	—	Form of Change in Control Agreement (2.0X) and schedule of executive officers who have entered into such agreement
10.34(m)	*	—	Form of Change in Control Agreement (1.5X) and schedule of executive officers who have entered into such agreement
10.35(m)		—	Form of Change in Control Agreement (1.0X) and schedule of executive officers who have entered into such agreement
10.36(m)		—	Form of Amendment No. 1 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10.37(m)		—	Version One Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10.38(m)		—	Version Two Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10.39(l)	*	—	Master Employment Agreement between the Company, the Operating Partnership, Post GP Holdings, Inc., Post Services, Inc. and John A. Williams dated as of March 25, 2002
10.40(l)	*	—	Master Employment Agreement between the Company, the Operating Partnership, Post GP Holdings, Inc., Post Services, Inc. and John T. Glover dated as of March 22, 2002
10.41(m)		—	Employment Agreement with David P. Stockert
10.42(d)		—	Form of Amendment No. 1 to Employment Agreement with David P. Stockert
10.43(m)		—	Employment Agreement with Thomas D. Senkbeil
10.44(m)		—	Amendment No. 1 to Employment Agreement with Thomas D. Senkbeil
10.45		—	Employment Agreement with Christopher J. Papa
10.46(d)		—	Form of Amendment No. 2 to Employment Agreement with Thomas D. Senkbeil
10.47(d)		—	Restricted Stock Grant Certificate for Robert C. Goddard, III, dated July 17, 2003
10.48(d)		—	Non-Incentive Stock Option Certificate for Robert C. Goddard, III, dated July 17, 2003
21.1		—	List of Subsidiaries
23.1		—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 33-81772), Form S-3 (No. 333-47399), Form S-3 (No. 333-80427), and Form S-3 (No. 333-44722)
23.2		—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 333-36595), Form S-3 (No. 333-42884), and Form S-3 (No. 333-55994)
23.3		—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-8 (No. 333-62243), Form S-8 (No. 333-70689), Form S-8 (No. 33-00020), Form S-8 (No. 333-94121), Form S-8 (No. 333-38725), Form S-8 (No. 333-02374), Form S-8 (No. 333-107092), and Form S-8 (No. 333-107093)
31.1		—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit
No.		Description

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company.

(f)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998.

(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000.
(h)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company.

(i)	Filed as Appendix A to the 2003 proxy statement.
(j)	Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company.

(k)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1999.

(l)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2001.

(m)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended June 30, 2003.

(n)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company.

      (b) Reports on Form 8-K

           On November 4, 2003, the Registrants furnished a Form 8-K including the Registrant’s earnings release and supplemental financial information package relating to the quarterly period ended September 30, 2003.

           On November 4, 2003, the Registrants furnished a Form 8-K amending one page of the previously filed supplemental financial information relating to the quarterly period ended September 30, 2003 to correct an inaccuracy on the page.

Post Properties, Inc.

Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
(Registrant)
March 12, 2004	By /s/ DAVID P. STOCKERT David P. Stockert, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT C. GODDARD, III Robert C. Goddard, III	Chairman of the Board and Director	March 12, 2004

/s/ DAVID P. STOCKERT David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ CHRISTOPHER J. PAPA Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ ARTHUR J. QUIRK Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2004

/s/ ROBERT L. ANDERSON Robert L. Anderson	Director	March 12, 2004

/s/ HERSCHEL M. BLOOM Herschel M. Bloom	Director	March 12, 2004

/s/ RUSSELL R. FRENCH Russell R. French	Director	March 12, 2004

/s/ JOHN T. GLOVER John T. Glover	Director	March 12, 2004

/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	March 12, 2004

/s/ CHARLES E. RICE Charles E. Rice	Director	March 12, 2004

/s/ RONALD DE WAAL Ronald de Waal	Director	March 12, 2004
John A. Williams	Director

Post Properties, Inc.

Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post G.P. Holdings, Inc., as General Partner
March 12, 2004	By /s/ DAVID P. STOCKERT David P. Stockert, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT C. GODDARD, III Robert C. Goddard, III	Chairman of the Board and Director	March 12, 2004
/s/ DAVID P. STOCKERT David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ CHRISTOPHER J. PAPA Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ ARTHUR J. QUIRK Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2004
/s/ ROBERT L. ANDERSON Robert L. Anderson	Director	March 12, 2004
/s/ HERSCHEL M. BLOOM Herschel M. Bloom	Director	March 12, 2004
/s/ RUSSELL R. FRENCH Russell R. French	Director	March 12, 2004
/s/ JOHN T. GLOVER John T. Glover	Director	March 12, 2004
/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	March 12, 2004
/s/ CHARLES E. RICE Charles E. Rice	Director	March 12, 2004
/s/ RONALD DE WAAL Ronald de Waal	Director	March 12, 2004
John A. Williams	Director

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibits Index

Exhibit
No.			Description

3	.1(a)	—	Articles of Incorporation of the Company
3	.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
4	.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee
4	.2(e)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10	.1(b)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10	.2(b)	—	First Amendment to Second Amended and Restated Partnership Agreement
10	.3(b)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10	.4(f)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10	.5(f)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10	.6(c)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10	.7(g)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10	.8(h)*	—	Employee Stock Plan
10	.9(b)*	—	Amendment to Employee Stock Plan
10	.10(b)*	—	Amendment No. 2 to Employee Stock Plan
10	.11(b)*	—	Amendment No. 3 to Employee Stock Plan
10	.12(b)*	—	Amendment No. 4 to Employee Stock Plan
10	.13(i)	—	2003 Incentive Stock Plan
10	.14(h)*	—	Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams
10	.15(h)*	—	Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
10	.16(f)*	—	Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John A. Williams dated as of June 1, 1998
10	.17(f)*	—	Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover dated as of June 1, 1998
10	.18 (h)*	—	Option and Transfer Agreement among the Operating Partnership, Post Services, John A. Williams and John T. Glover
10	.19(h)	—	Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
10	.20(b)	—	Form of Indemnification Agreement for officers and directors
10	.21(a)*	—	Profit Sharing Plan of the Company
10	.22(b)*	—	Amendment Number One to Profit Sharing Plan
10	.23(b)*	—	Amendment Number Two to Profit Sharing Plan
10	.24(b)*	—	Amendment Number Three to Profit Sharing Plan
10	.25(b)*	—	Amendment Number Four to Profit Sharing Plan
10	.26(a)	—	Form of General Partner 1% Exchange Agreement
10	.27(j)*	—	1995 Non-qualified Employee Stock Purchase Plan
10	.28(b)*	—	Amendment to 1995 Non-qualified Employee Stock Purchase Plan
10	.29(n)*	—	Dividend Reinvestment and Stock Purchase Plan

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit
No.			Description

10.30		—	Credit Agreement dated as of January 16, 2004 among Post Apartment Homes, L.P., Wachovia Bank, N.A., and certain other lenders
10	.31(k)*	—	Deferred Compensation Plan for Directors and Executive Committee Members
10	.32(j)*	—	Form of Change in Control Agreement (3.0X) and schedule of executive officers who have entered into such agreement
10	.33(l)*	—	Form of Change in Control Agreement (2.0X) and schedule of executive officers who have entered into such agreement
10	.34(m)*	—	Form of Change in Control Agreement (1.5X) and schedule of executive officers who have entered into such agreement
10	.35(m)	—	Form of Change in Control Agreement (1.0X) and schedule of executive officers who have entered into such agreement
10	.36(m)	—	Form of Amendment No. 1 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.37(m)	—	Version One Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.38(m)	—	Version Two Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.39(l)*	—	Master Employment Agreement between the Company, the Operating Partnership, Post G. P. Holdings, Inc., Post Services, Inc. and John A. Williams dated as of March 25, 2002
10	.40(l)*	—	Master Employment Agreement between the Company, the Operating Partnership, Post G. P. Holdings, Inc., Post Services, Inc. and John T. Glover dated as of March 22, 2002
10	.41(m)	—	Employment Agreement with David P. Stockert
10	.42(d)	—	Form of Amendment No. 1 to Employment Agreement with David P. Stockert
10	.43(m)	—	Employment Agreement with Thomas D. Senkbeil
10	.44(m)	—	Amendment No. 1 to Employment Agreement with Thomas D. Senkbeil
10.45		—	Employment Agreement with Christopher J. Papa
10	.46(d)	—	Form of Amendment No. 2 to Employment Agreement with Thomas D. Senkbeil
10	.47(d)	—	Restricted Stock Grant Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.48(d)	—	Non-Incentive Stock Option Certificate for Robert C. Goddard, III, dated July 17, 2003
21.1		—	List of Subsidiaries
23.1		—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 333-81772), Form S-3 (No. 333-47399), Form S-3 (No. 333-80427), and Form S-3 (No. 333-44722)
23.2		—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 333-36595), Form S-3 (No. 333-42884), and Form S-3 (No. 333-55994)
23.3		—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-8 (No. 333-62243), Form S-8 (No. 333-70689), Form S-8 (No. 33-00020), Form S-8 (No. 333-94121), Form S-8 (No. 333-38725), Form S-8 (No. 333-02374), Form S-8 (No. 333-107092), and Form S-8 (No. 333-107093)
31.1		—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

Post Properties, Inc.

Post Apartment Homes, L.P.

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company.

(f)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998.

(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000.
(h)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company.

(i)	Filed as Appendix A to the 2003 proxy statement.
(j)	Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company.

(k)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1999.

(l)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2001.

(m)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended June 30, 2003.

(n)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company.

Post Properties, Inc.

Post Apartment Homes, L.P.