Form 10-K/A
period 2003-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2004-03-30
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
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
(404) 846-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Name of Each Exchange
Title of each class	on Which Registered
Common Stock, $.01 par value 8 1/2% Series A Cumulative Redeemable Preferred Shares,	New York Stock Exchange New York Stock Exchange
$.01 par value 7 5/8% Series B Cumulative Redeemable Preferred Shares,	New York Stock Exchange
$.01 par value
7 5/8% Series C Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Name of Each Exchange on Which Registered

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

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

The Registrants are filing this Amendment No. 1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “10-K”) to revise inadvertent inaccuracies on page 19 concerning the number of common shareholders of record of Post Properties, Inc and the number of holders of record of Common Units in Post Apartment Homes, L.P. We are making no other changes to this filing.

The Registrants hereby amend Item 5 of the 10-K by striking all text in the current Item 5 and replacing it with the following:

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

On March 1, 2004, the Company had 1,833 common shareholders of record and 39,611,948 shares of Common Stock outstanding.

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

There is no established public trading market for the Common Units. As of March 1, 2004, the Operating Partnership had 75 holders of record of Common Units and 42,476,619 Common Units outstanding.

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

POST PROPERTIES, INC. (Registrant)

March 29, 2004	By	/s/ David P. Stockert David P. Stockert President and Chief Executive Officer (Principal Executive Officer)

POST PROPERTIES, INC. POST APARTMENT HOMES, L.P.	3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. (Registrant)

By: Post G.P. Holdings, Inc., as General Partner

March 29, 2004	By	/s/ David P. Stockert David P. Stockert President and Chief Executive Officer (Principal Executive Officer)

POST PROPERTIES, INC. POST APARTMENT HOMES, L.P.	4