Form 10-K
period 2004-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2005-03-16
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2004 was approximately $1,135,323,152. As of February  28, 2005 there were 40,225,666 shares of common stock, $.01 par value, outstanding.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Post Properties, Inc.	Yes [X]	No [ ]
Post Apartment Homes, L.P.	Yes [X]	No [ ]

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Post Properties, Inc.’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 19, 2005 are incorporated by reference in Part III.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

FINANCIAL INFORMATION

PART I

ITEM 1.	BUSINESS

THE COMPANY

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2004, approximately 51.6%, 17.6%, 9.0% and 8.0% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, Tampa, Florida and the greater Washington, D.C. metropolitan areas, respectively. At December 31, 2004, the Company owned 24,905 apartment units in 66 apartment communities, including 666 apartment units in three communities held in unconsolidated entities, including 205 apartment units currently under development in one community and including 127 units in one community that will be converted into for-sale condominium homes through a taxable REIT subsidiary starting in 2005. The Company is also developing 145 for-sale condominium homes through a taxable REIT subsidiary. Subsequent to December 31, 2004, the Company announced plans to convert another community, containing 134 units, into for-sale condominium homes through a taxable REIT subsidiary. The Company is a fully integrated organization with multifamily development, operations and asset management expertise. The Company has approximately 859 employees, 17 of whom are parties to a collective bargaining agreement.

The Company is a self-administrated and self-managed equity real estate investment trust (a “REIT”). A REIT is a legal entity which holds real estate interests and, through the payment of dividends to shareholders, in practical effect is not subject to federal income taxes.

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

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2004, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 94.1% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

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

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership will develop and sell for-sale condominium units and provide leasing, landscaping and property management services to third parties. Post Services is a “taxable REIT subsidiary” as defined in the Internal Revenue Code. Effective in 2004, the Operating Partnership owns 100% of the voting and nonvoting common stock of Post Services, Inc. In prior years, the Operating Partnership owned 1% of the voting common stock and 100% of the nonvoting common stock, representing a 99% equity and economic interest in Post Services, Inc.

Business Strategy

The Company’s business strategy is to deliver superior satisfaction and value to its residents, associates and investors, with a vision to be the first choice in quality multifamily living. Key elements of the Company’s business strategy are as follows:

Investment, Disposition and Acquisition Strategy

The Company’s investment, disposition and acquisition strategy is to shape and rebalance its real estate portfolio to achieve uniformly high quality, low average age properties and cash flow diversification. The Company plans to achieve its objectives by reducing its asset concentration in Atlanta, Georgia and Dallas, Texas, while at the same time, building critical mass in other core markets where it may currently lack the portfolio size to achieve operating efficiencies and the full value of the Post® brand. The Company defines critical mass for this purpose as at least 2,000 apartment units or $200 million of investment in a particular market. The Company’s goal ultimately is to reduce its concentration in Atlanta, Georgia, measured by dollars invested, to 25% to 30% of the portfolio.

The Company plans to achieve its objectives by selling its oldest and least competitively located properties, and it may also consider selling joint venture interests in some of its core properties or selectively converting some of these properties to for-sale (condominium) housing. The Company expects that this strategy will provide capital to reinvest in new communities in dynamic neighborhoods and may also allow for leveraged returns through joint venture structures that preserve Post® branded property and asset management.

The Company is focusing on a limited number of major cities and has substantially re-established its regional value creation capabilities. The Company has added skilled personnel to pursue acquisitions, development, dispositions and select multifamily for-sale (condominium) opportunities that are consistent with its market strategy. The Company’s value creation capabilities include regional value creation teams in Atlanta, Georgia (focusing on the Southeast), Washington, DC (focusing on that market and New York, New York) and Dallas, Texas (focusing on the Southwest). The Company has reduced the number of markets where it operates from thirteen to ten, and may exit one or more additional markets in the future if it does not believe it can achieve critical mass within a reasonable period of time.

Key elements of the Company’s investment and acquisition strategy include instilling a disciplined team approach to development and acquisition decisions and selecting sites and properties in infill suburban and urban locations in strong primary markets that serve the higher-end multifamily consumer. The Company will focus development on the product types that are more affordable to the deepest segment of the upper end market in each city. The Company will, therefore, look to develop more infill garden style communities in its sunbelt markets and urban and mixed-use communities in those markets and submarkets with existing density and barriers to entry to warrant such communities. The Company plans to develop, construct and continually maintain and improve its apartment communities consistent with quality standards management believes are synonymous with the Post® brand. New acquisitions will be limited to properties that meet or that are expected to be repositioned and improved to meet its quality and location requirements. The Company will generally pursue acquisitions either to rebalance its property portfolio, using the proceeds of asset sales to redeploy capital in markets where critical mass is desired, or to pursue opportunistic purchases on a selective basis where market conditions warrant.

Post® Brand Name Strategy

The Post® brand name has been cultivated for more than 30 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale

Post Properties, Inc.

Post Apartment Homes, L.P.

apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company believes that it provides its residents with a high level of service, including attractive landscaping and numerous amenities, including controlled access, high-speed connectivity, on-site business centers, on-site courtesy officers, urban vegetable gardens and fitness centers at a number of its communities.

Key elements in implementing the Company’s brand name strategy include extensively utilizing the trademarked brand name and coordinating its advertising programs to increase brand name recognition. During 2004, the Company initiated a new marketing campaign, started new customer service programs designed to raise resident satisfaction and provided employees and residents new opportunities for community involvement, all intended to enhance what it believes is a valuable asset.

In early 2005, the Company announced the launch of a new for-sale housing brand, Post Preferred HomesTM, which will serve as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing assets into upscale for-sale condominium housing in several key markets. The Company’s for-sale ventures will be marketed under the Post Preferred HomesTM brand to differentiate for-sale product from the Company’s rental portfolio while capitalizing on the Company’s unique brand heritage.

Service and Associate Development Strategy

The Company’s service orientation strategy includes utilizing independent third parties to regularly measure resident satisfaction and providing performance incentives to its associates linked to delivering a high level of service and enhancing resident satisfaction. The Company also plans to achieve its objective by investing in the development and implementation of training programs focused on associates development, improving the quality of its operations and the delivery of resident service.

Operating Strategy

The Company’s operating strategy includes striving to be an innovator and a leader in anticipating customer needs while achieving operating consistency across its properties. The Company also will continue to explore opportunities to improve processes and technology that drive efficiency in its business. In 2005, the Company intends to implement new property operating and centralized procurement software for this purpose.

Financing Strategy

The Company’s financing strategy is to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company plans to achieve its objectives by generally maintaining total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets in a range of 50% to 55%, by generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 20% to 25% of aggregate indebtedness, and by maintaining adequate liquidity through its unsecured lines of credit. At December 31, 2004, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and its total variable rate indebtedness as a percentage of total indebtedness were within or below these ranges.

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

Post Investment Group

Post Investment Group is responsible for all development, acquisition, disposition, for-sale (condominium) and asset management activities of the Company. For development, this includes site selection, zoning and regulatory approvals, project design and construction management. This division is also responsible for apartment community acquisitions as well as property dispositions and strategic joint ventures that the Company undertakes as part of its investment strategy. Within the asset management area, the division recommends and executes major value added renovations and redevelopments of existing communities as well as direction for investment levels within each city and any new geographic market areas and new product types that the Company may consider.

Post Properties, Inc.

Post Apartment Homes, L.P.

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

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Acquired communities — those communities acquired in the current or prior year.

•	Sold communities — communities which were sold in the current or prior year and not reflected as discontinued operations (see notes 1 and 5 to the consolidated financial statements included herein).

A summary of segment operating results for 2004, 2003 and 2002 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2000 through December 31, 2004, the Company and its affiliates have developed and completed 8,045 apartment units in 24 apartment communities, and sold 35 apartment communities containing an aggregate of 13,564 apartment units. During the same period, the Company acquired one apartment community containing 499 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2004		2003	2002	2001	2000

Units developed and completed	—		468	2,140	2,651	2,786
Units acquired	499		—	—	—	—
Units sold	(3,880)		(2,236)	(2,665)	(2,799)	(1,984)
Total units completed and owned by the Company and its affiliates (including units held for sale) at year-end	24,700	(1)	28,081	29,849	30,374	30,522
Total rental revenues from continuing operations (in thousands)	$281,664		$269,400	$265,301	$283,032	$284,560

(1)	Includes 261 units being converted into for-sale condominiums in 2005, but excludes 205 apartment units currently under development.

Post Properties, Inc.

Post Apartment Homes, L.P.

Current Development Activity

At December 31, 2004, the Company had one community under development, containing 350 apartment and for-sale condominium units. This community is summarized in the table below.

			Costs			Estimated
		Estimated	Incurred	Quarter of	Quarter of	Quarter of
	Number of	Construction	As of	Construction	First Units	Stabilized
Metropolitan Area	Units	Cost	12/31/2004	Start	Available	Occupancy(1)

	($ in millions)
Construction/ Lease-up Communities
Washington D.C.
Post CarlyleTM — Apartments and Condominiums(2)	350	$95	$20	4Q ’04	2Q ’06	2Q ’07

Construction/ Lease-up Communities	350	$95	$20

(1)	The Company defines stabilized occupancy for apartment communities as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	The condominium component of the project, consisting of 145 units, will be developed through a taxable REIT subsidiary in a majority owned joint venture with a Washington D.C. based developer.

Competition

All of the Company’s apartment and for-sale (condominium) communities are located in developed markets that include other upscale apartments and for-sale (condominium) projects owned by numerous public and private companies. Some of these companies may have substantially greater resources and greater access to capital than the Company, allowing them to grow at rates greater than the Company. The number of competitive upscale apartment and for-sale (condominium) properties and companies in a particular market could have a material effect on the Company’s ability to lease apartment units at its apartment communities, including any newly developed or acquired communities, and on the rents charged, and could have a material effect on the Company’s ability to sell for-sale (condominium) units and on the selling prices of such units. In addition, other forms of residential properties, including single family housing, condominiums and town homes, provide housing alternatives to potential residents of upscale apartment communities.

The Company competes for residents in its apartment communities based on its high level of resident service, the quality of its apartment communities (including its landscaping and amenity offerings) and the desirability of its locations. Resident leases at its apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities. The Company does not seek to compete solely on the basis of providing the low-cost solution for all residents.

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

Environmental Regulations

The Company is subject to federal, state and local environmental laws, ordinances, and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment and for-sale (condominium) communities.

Post Properties, Inc.

Post Apartment Homes, L.P.

The Company has instituted a policy that requires an environmental investigation of each property that it considers for purchase or that it owns and plans to develop. The environmental investigation is conducted by a qualified third-party environmental consultant in accordance with recognized industry standards. The environmental investigation report is reviewed by the Company and counsel prior to purchase and/or development of any property. If the environmental investigation identifies evidence of potentially significant environmental contamination that merits additional investigation, sampling of the property is performed by the environmental consultant.

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

In developing properties and constructing apartment and for-sale (condominium) communities, the Company utilizes independent environmental consultants to determine whether there are any flood plains, wetlands or other environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, development and construction work is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements. If wetlands or other environmentally sensitive areas are identified, the Company plans and conducts its development and construction activities and obtains the necessary permits and authorizations in compliance with applicable legal standards. In some cases, however, the presence of wetlands and/or other environmentally sensitive areas could preclude, severely limit, or otherwise alter the proposed site development and construction activities.

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

The Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. sec. 9601 et seq. (“CERCLA”), and comparable state laws subject the owner or operator of real property or a facility and persons who arranged for off-site disposal activities to claims or liability for the costs of removal or remediation of hazardous substances that are released at, in, on, under, or from real property or a facility. In addition to claims for cleanup costs, the presence of hazardous substances on or the release of hazardous substances from a property or a facility could result in a claim by a private party for personal injury or property damage or could result in a claim from a governmental agency for other damages. Liability under CERCLA and comparable state laws can be imposed on the owner or the operator of real property or a facility without regard to fault or even knowledge of the release of hazardous substances and other regulated materials on, at, in, under, or from the property or facility. Environmental liabilities associated with hazardous substances also could be imposed on the Company under other applicable environmental laws, such as the Resource Conservation and Recovery Act (and comparable state laws), or common-law principles. The presence of hazardous substances in amounts requiring response action or the failure to undertake necessary remediation may adversely affect the owner’s ability to use or sell real estate or borrow money using such real estate as collateral.

Various environmental laws govern certain aspects of the Company’s ongoing operation of its communities. Such environmental laws include those regulating the existence of asbestos-containing materials in buildings, management of surfaces with lead-based paint (and notices to residents about the lead-based paint), use of active underground petroleum storage tanks, and waste-management activities. The failure to comply with such requirements could subject the Company to a government enforcement action and/or claims for damages by a private party.

The Company has not been notified by any governmental authority of any material noncompliance, claim, or liability in connection with environmental conditions associated with any of its apartment and for-sale (condominium) communities. The Company has not been notified of a material claim for personal injury or property damage by a private party relating to any of its apartment and for-sale (condominium) communities in connection with environmental conditions. The Company is not aware of any environmental condition with respect to any of its apartment and for-sale (condominium) communities that could be considered to be material.

It is possible, however, that the environmental investigations of the Company’s properties might not have revealed all potential environmental liabilities associated with the Company’s real property and its apartment and for-sale (condominium) communities or the Company might have underestimated any potential environmental issues

Post Properties, Inc.

Post Apartment Homes, L.P.

identified in the investigations. It is also possible that future environmental laws, ordinances, or regulations or new interpretations of existing environmental laws, ordinances, or regulations will impose material environmental liabilities on the Company; the current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company; or our residents and/or commercial tenants may engage in activities prohibited by their leases or otherwise expose the Company to liability under applicable environmental laws, ordinances, or regulations. The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any such environmental liabilities, or responding to any changed environmental conditions could materially adversely affect the Company’s financial conditions and results of operations.

Where You Can Find More Information

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, available (free of charge) on or through its Internet website, located at http://www.postproperties.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

RISK FACTORS

The following risk factors apply to Post Properties, Inc. (the “Company”) and Post Apartment Homes, L.P. (the “Operating Partnership”). All indebtedness described in the risk factors has been incurred by the Operating Partnership.

Unfavorable changes in apartment markets and economic conditions could adversely affect occupancy levels and rental rates.

Market and economic conditions in the various metropolitan areas of the United States where the Company operates, particularly Atlanta, Georgia, Dallas, Texas, Tampa, Florida and the greater Washington, D.C. area where a substantial majority of the Company’s apartment communities are located, may significantly affect occupancy levels and rental rates and therefore profitability. Factors that may adversely affect these conditions include the following:

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

The Company intends to continue to develop and construct apartment communities and may convert existing apartment communities into condominiums or develop for-sale (condominium) housing. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

•	the Company may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs;

Post Properties, Inc.

Post Apartment Homes, L.P.

•	the Company may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs, which could make completion of the property uneconomical, and the Company may not be able to increase rents or for-sale (condominium) unit sales prices to compensate for the increase in construction costs;

•	the Company may abandon development opportunities that it has already begun to explore, and it may fail to recover expenses already incurred in connection with exploring those opportunities;

•	the Company has been and may continue to be unable to complete construction and lease-up of a community on schedule and meet financial goals for development projects;

•	because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, the Company may be unable to meet its profitability goals for that community; and

•	land costs and construction costs have been increasing in the Company’s existing markets, and may continue to increase in the future and, in some cases, the costs of upgrading acquired communities have, and may continue to, exceed original estimates and the Company may be unable to charge rents, or sales prices with respect to for-sale (condominium) product, that would compensate for these increases in costs.

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

Changing Interest Rates Could Increase Interest Costs and Could Affect the Market Price of the Company’s Securities.

The Company has incurred, and expects to continue to incur, debt bearing interest at rates that vary with market interest rates. Therefore, if interest rates increase, the Company’s interest costs will rise to the extent its variable rate debt is not hedged effectively. Further, while the Company’s stated goal is to limit variable rate debt to not more than 20% to 25% of total indebtedness, management may adjust these levels over time. In addition, an increase in market interest rates may lead purchasers of the Company’s securities to demand a higher annual yield, which could adversely affect the market price of the Company’s common and preferred stock and debt securities.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagee. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2004, the Company had outstanding mortgage indebtedness of approximately $481.7 million and senior unsecured debt of approximately $597.0 million (of which approximately $212.0 million matures in 2005).

The Company Could Become More Highly Leveraged Which Could Result in an Increased Risk of Default and in an Increase in its Debt Service Requirements.

The Company’s stated goal is to generally maintain total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets in a range of 50% to 55%, to generally limit variable rate indebtedness as a percentage of total indebtedness to not more than 20% to 25% of aggregate indebtedness, and to maintain adequate liquidity through the Company’s unsecured lines of credit.

At December 31, 2004, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were within or below these ranges. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and in an increased risk of default on the obligations of the Company and the Operating Partnership. In addition, the Company’s and the Operating Partnership’s ability to incur debt is limited by covenants in bank and other credit agreements and in the Company’s outstanding senior unsecured notes. The Company manages its debt to be in compliance with its stated policy and with these debt covenants, but subject to compliance with these covenants, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default on its obligations and in an increase in debt service requirements, both of which could adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

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

Acquired Apartment Communities May Not Achieve Anticipated Results.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

home ownership could adversely affect the Company’s ability to retain its residents, lease apartment homes and increase or maintain rents.

Expansion of the Company’s Operations into Condominium Conversion and For-sale (Condominium) Housing Involves New Business Risks and Challenges for Management.

Expansion into condominium conversions and for-sale (condominium) housing is a new area of the Company’s operations. The Company’s ability to successfully complete a condominium conversion or other for-sale housing project, sell the units and achieve management’s economic goals in connection with the transaction is subject to various risks and challenges, which if they materialize, may have an adverse effect on the Company’s business, results of operations and financial condition including:

•	the inability to obtain approvals to rezone the property and releases from financing obligations and increases in costs resulting from delays in obtaining such approvals and releases;

•	increases in costs of improving the property;

•	lack of demand by prospective buyers;

•	over supply of condominiums in a given market;

•	the inability of buyers to qualify for financing;

•	lower than anticipated sale prices;

•	the inability to close on sales of individual units under contract;

•	competition from other condominiums and other types of residential housing; and

•	liability claims.

In addition, if the Company is unable to sell for-sale units, the expenses and carrying costs associated with the ownership of such units would continue.

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

The Company May Not be Able to Maintain its Current Dividend Level.

For the full year of 2005, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures for 2005 will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $15 to $20 million. The Company intends to use primarily the proceeds from 2005 asset (including condominium) sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. In prior periods, the additional funding, in excess of cash flows from operating activities less operating capital expenditures, required to pay the quarterly dividends was funded through a combination of line of credit borrowings and proceeds from asset sales. The Company reduced the level of its quarterly dividend from $0.78 per share to $0.45 per share effective with the quarterly dividend paid for the first quarter of 2003. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

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

Any Weaknesses Identified in the Company’s System of Internal Controls by the Company and its Independent Registered Public Accounting Firm Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 Could Have an Adverse Effect on the Company’s Business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, the Company’s independent registered public accounting firm must report on management’s evaluation of those controls. In future periods, the Company may identify deficiencies in its system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be significant deficiencies or material weaknesses that would be required to be reported in future periods.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

In 2004 and in prior years, the Company recorded impairment charges on assets held for investment and assets designated as held for sale. There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets. For the years ended December 31, 2004, 2003 and 2002, management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record additional impairment charges. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company’s results of operations and funds from operations in the period in which the charge is taken.

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

Preferred Shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000,000 shares of preferred stock, of which 2,900,000 were outstanding as of December 31, 2004. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

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

Ownership Limit. One of the requirements for maintenance of the Company’s qualification as a REIT for federal income tax purposes is that no more than 50% in value of its outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. To facilitate maintenance of its qualification as a REIT for federal income tax purposes, the ownership limit under the Company’s articles of incorporation prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group of more than 6.0% of the issued and outstanding shares of the Company’s common stock, subject to certain exceptions, including an exception for shares of common stock held by Mr. John A. Williams and Mr. John T. Glover, the Company’s former chairman and former vice chairman and certain investors for which the Company has waived the ownership limit. Together, these limitations are referred to as the “ownership limit.” Further, the Company’s articles of incorporation include provisions allowing it to stop transfers of and redeem its shares that are intended to assist the Company in complying with these requirements. While the Company has committed that it will not utilize the ownership limit in its articles of incorporation as an anti-takeover device, these provisions could still deter, delay or defer someone from taking control of the Company.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 2.	PROPERTIES

At December 31, 2004, the Company owned 65 Post® multifamily apartment communities, including three communities held in unconsolidated entities that were operating during all or part of 2004. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total

Atlanta, GA	30	12,743	51.6%
Dallas, TX	16	4,353	17.6%
Tampa, FL	4	2,223	9.0%
Greater Washington, D.C.	5	1,972	8.0%
Charlotte, NC	3	1,065	4.3%
Houston, TX	2	980	4.0%
Denver, CO	1	696	2.8%
New York, NY	2	337	1.4%
Orlando, FL	1	245	1.0%
Nashville, TN	1	86	0.3%

	65	24,700	100.00%

Thirty-seven of the communities have in excess of 300 apartment units, with the largest community having a total of 1,738 apartment units. The average age of the communities is approximately eight years. The average economic occupancy rate was 93.5% and 91.9%, respectively, and the average monthly rental rate per apartment unit was $991 and $1,015, respectively, for the 52 communities stabilized for each of the years ended December 31, 2004 and 2003. See “Selected Financial Information.”

At December 31, 2004, the Company also had one community, containing 205 apartment units and 145 for-sale condominium units, located in the Washington D.C. metropolitan area under development.

Post Properties, Inc.

Post Apartment Homes, L.P.

COMMUNITY INFORMATION

				December 2004	2004
				Average	Average
		Year	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	Units	Per Unit	Occupancy(2)

Georgia
Post Ashford®	Atlanta	1987	222	$778	92.5%
Post BiltmoreTM(3)	Atlanta	2001	276	1,074	93.5%
Post BriarcliffTM	Atlanta	1999	688	1,042	92.6%
Post Brookhaven®	Atlanta	1990-1992(4)	735	906	92.3%
Post Chastain®	Atlanta	1990	558	910	92.4%
Post Collier Hills®	Atlanta	1997	396	956	92.6%
Post Corners®(5)	Atlanta	1986	460	613	93.3%
Post Crest®	Atlanta	1996	410	982	94.5%
Post Crossing®	Atlanta	1995	354	998	93.5%
Post Dunwoody®	Atlanta	1989-1996(4)	530	899	94.1%
Post Gardens®	Atlanta	1998	397	1,077	90.3%
Post Glen®	Atlanta	1997	314	1,101	93.7%
Post Lenox Park®	Atlanta	1995	206	992	94.2%
Post Lindbergh®	Atlanta	1998	396	976	94.1%
Post OakTM	Atlanta	1993	182	965	92.5%
Post Oglethorpe®	Atlanta	1994	250	1,212	94.0%
Post ParksideTM	Atlanta	2000	188	1,223	94.6%
Post PeachtreeTM(3)	Atlanta	2001	121	2,221	85.0%
Post Peachtree Hills®	Atlanta	1992-1994(4)	300	975	93.9%
Post Renaissance®(6)	Atlanta	1992-1994(4)	342	978	94.0%
Post Ridge®	Atlanta	1998	434	991	95.8%
Post Riverside®	Atlanta	1998	527	1,330	94.6%
Post SpringTM	Atlanta	2000	452	947	93.6%
Post StratfordTM(6)	Atlanta	2000	250	1,130	94.8%
Post Summit®	Atlanta	1990	148	856	92.9%
Post Valley®	Atlanta	1988	496	657	91.0%
Post Village®(8)	Atlanta	1983-1988(4)	1,738	705	93.3%
Post Vinings®	Atlanta	1989-1991(4)	403	792	95.1%
Post Walk®(5)	Atlanta	1984-1987(4)	476	777	93.0%
Post Woods®	Atlanta	1977-1983(4)	494	860	92.7%

Subtotal/ Average — Georgia			12,743	930	93.2%

Texas
Post AbbeyTM	Dallas	1996	34	1,662	92.4%
Post Addison CircleTM	Dallas	1998-2000(4)	1,334	921	90.7%
Post American Beauty MillTM(5)	Dallas	1998	80	903	82.9%
Post Block 588TM(7)	Dallas	2000	127	1,563	92.2%
Post Cole’s CornersTM	Dallas	1998	186	935	94.0%
Post Columbus SquareTM	Dallas	1996	218	1,069	94.4%

Post Properties, Inc.

Post Apartment Homes, L.P.

				December 2004	2004
				Average	Average
		Year	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	Units	Per Unit	Occupancy(2)

Post GalleryTM	Dallas	1999	34	2,811	92.7%
Post HeightsTM	Dallas	1998-1999(4)	368	984	94.3%
Post Legacy	Dallas	2000	384	831	92.5%
Post MeridianTM	Dallas	1991	133	995	93.6%
Post Midtown SquareTM	Houston	1999-2000(4)	672	1,076	89.4%
Post Rice LoftsTM(6)	Houston	1998	308	1,269	85.2%
Post Uptown VillageTM	Dallas	1995-2000(4)	496	850	94.4%
Post VineyardTM	Dallas	1996	116	903	93.2%
Post VintageTM	Dallas	1993	161	909	95.4%
Post White Rock®(5)	Dallas	1988	207	736	91.4%
Post Wilson BuildingTM(6)	Dallas	1999	143	1,168	92.0%
Post WorthingtonTM	Dallas	1993	332	1,066	92.4%

Subtotal/ Average — Texas			5,333	1,000	91.4%

Florida
Post ParksideTM	Orlando	1999	245	1,164	98.2%
Post Harbour PlaceTM	Tampa	1999-2002(4)	784	1,162	95.7%
Post Hyde Park®	Tampa	1996	389	1,075	95.9%
Post Rocky Point®	Tampa	1996-1998(4)	916	994	94.7%
Post Walk at Old Hyde Park VillageTM(9)	Tampa	1997	134	1,246	96.0%

Subtotal/ Average — Florida			2,468	1,091	96.1%

North Carolina
Post Gateway PlaceTM	Charlotte	2000	436	916	95.9%
Post Park at Phillips Place®	Charlotte	1998	402	1,161	92.7%
Post Uptown PlaceTM	Charlotte	2000	227	967	97.1%

Subtotal/ Average — North Carolina			1,065	1,020	94.8%

Colorado
Post Uptown SquareTM	Denver	1999-2001(4)	696	948	89.5%

Tennessee
Post Bennie DillionTM(5)	Nashville	1999	86	1,021	98.7%

Greater Washington, D.C.
Post Corners at Trinity Centre	Fairfax Co., VA	1996	336	1,251	96.8%
Post Forest®	Fairfax Co., VA	1990	364	1,173	98.0%
Post Tysons Corner	Fairfax Co., VA	1990	499	1,439	96.6%
Post Pentagon RowTM(6)	D.C.	2001	504	1,974	97.8%
Post Massachusetts AvenueTM(3)	D.C.	2002	269	2,389	89.5%

Subtotal/ Average — Washington, D.C.			1,972	1,624	97.8%

Post Properties, Inc.

Post Apartment Homes, L.P.

				December 2004	2004
				Average	Average
		Year	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	Units	Per Unit	Occupancy(2)

New York
Post LuminariaTM	New York	2002	138	3,260	93.3%
Post ToscanaTM	New York	2003	199	3,355	90.4%

Subtotal/ Average — New York			337	3,316	91.6%

Total			24,700	$1,054	93.4%

(1)	Refers to greater metropolitan areas of cities indicated.
(2)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3)	These communities are owned in unconsolidated entities (Company equity ownership is 35%).
(4)	These dates represent the respective completion dates for multiple phases of a community.
(5)	These communities are held for sale at December 31, 2004.
(6)	The Company has a leasehold interest in the land underlying these communities.
(7)	This community is held for sale at December 31, 2004 and will be converted into condominiums.
(8)	This community was classified as held for sale in 2005.
(9)	This community was classified as held for sale in 2005 and will be converted into condominiums.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

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

On May 5, 203, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilities a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who has filed a separate purported derivative and direct action against the Company and certain of its officers and directors, has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement (which is described in the paragraph above), denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. The Company plans to contest the shareholder’s appeal vigorously.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of February 28, 2005 are as follows:

NAME	POSITIONS AND OFFICES HELD
David P. Stockert	President and Chief Executive Officer
Thomas L. Wilkes	Executive Vice President and President – Post Apartment Management
Thomas D. Senkbeil	Executive Vice President and Chief Investment Officer
Christopher J. Papa	Executive Vice President and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Corporate Secretary
Arthur J. Quirk	Senior Vice President and Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert. Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that

Post Properties, Inc.

Post Apartment Homes, L.P.

was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 42 years old.

Thomas D. Senkbeil. Mr. Senkbeil has been an Executive Vice President and Chief Investment Officer of the Company since June 2003. From July 2000 to December 2002, Mr. Senkbeil was President and Chief Operating Officer of Carter & Associates, a leading regional full-service real estate firm, overseeing the daily operation of Carter’s four business units: Brokerage, Corporate Real Estate Services, Development, and Property Management and Leasing. Prior to joining Carter & Associates, Mr. Senkbeil was Chief Investment Officer and a member of the board of directors at Duke Realty Corporation and its predecessor, Weeks Corporation, from June 1992 to July 2000. Mr. Senkbeil is 55 years old.

Thomas L. Wilkes. Mr. Wilkes has been an Executive Vice President and President of Post Apartment Management since January 2001. From October 1997 through December 2000, he was an Executive Vice President and Director of Operations for Post Apartment Management responsible for the operations of Post communities in the Western United States. Mr. Wilkes was a Senior Vice President of Columbus Realty Trust from December 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a member of the Columbus Group, from its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 45 years old.

Christopher J. Papa. Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 39 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for twenty years. Since October 1997, she has been an Executive Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 50 years old.

Arthur J. Quirk. Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk is a Certified Public Accountant. Mr. Quirk is 47 years old.

Post Properties, Inc.

Post Apartment Homes, L.P.

PART II

ITEM 5.	MARKET PRICE OF THE REGISTRANT’S COMMON STOCK , RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(in thousands, except per share amounts)

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

			Dividends
Quarter	High	Low	Declared

2003
First Quarter	$25.00	$22.43	$0.45
Second Quarter	27.85	23.98	0.45
Third Quarter	28.92	25.70	0.45
Fourth Quarter	28.99	26.29	0.45

2004
First Quarter	$29.78	$26.95	$0.45
Second Quarter	30.14	25.95	0.45
Third Quarter	30.99	27.50	0.45
Fourth Quarter	35.70	29.75	0.45

On February 28, 2005, the Company had 1,827 common shareholders of record and 40,226 shares of common stock outstanding.

The Company pays regular quarterly dividends to holders of shares of its common stock. Future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and other factors that the board of directors deems relevant. Beginning with the first quarter of 2003, the Company’s dividend was reduced from $0.78 to $0.45 per share. For a discussion of the Company’s credit agreements and their restrictions on dividend payments, see note 3 to the consolidated financial statements.

During 2004, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 28, 2005, the Operating Partnership had 70 holders of record of Common Units and 2,425 Common Units outstanding.

For each quarter during 2004 and 2003, the Operating Partnership paid a cash distribution to holders of Common Units equal in amount to the dividends paid on the Company’s common stock for such quarter.

During 2004, the Operating Partnership did not sell any unregistered securities.

In the fourth quarter of 2004, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2006. Under its previous stock repurchase program which expired on December 31, 2004, the Company repurchased $2,268 of common stock and $120,000 of preferred stock and units during 2004. The Company did not acquire any common or preferred stock in the three months ended December 31, 2004.

Subsequent to year-end through February 28, 2005, the Company has repurchased approximately 144 shares of its common stock totaling approximately $4,614 under an existing 10b5-1 stock purchase plan, which expires on March 31, 2005.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(In thousands, except per share and apartment unit data)

	Year Ended December 31,

	2004	2003	2002	2001	2000

STATEMENT OF OPERATIONS DATA
Revenues
Rental	$281,664	$269,400	$265,301	$283,032	$284,560
Other	18,166	16,357	15,695	16,429	17,843
Third-party services(1)	—	—	—	14,088	15,249

Total revenues	$299,830	$285,757	$280,996	$313,549	$317,652

Income (loss) from continuing operations(2)	$(21,820)	$(22,091)	$28,475	$64,452	$74,678
Income from discontinued operations(3)	110,039	36,247	32,271	23,088	25,842

Income before cumulative effect of accounting change	$88,219	$14,156	$60,746	$87,540	$100,520

Net income(4)	$88,219	$14,156	$60,746	$86,927	$100,520
Dividends to preferred shareholders	(8,325)	(11,449)	(11,449)	(11,768)	(11,875)
Redemption costs on preferred stock and units	(3,526)	—	—	(239)	—

Net income available to common shareholders	$76,368	$2,707	$49,297	$74,920	$88,645

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — basic	$(0.85)	$(0.89)	$0.46	$1.38	$1.60
Income from discontinued operations — basic	2.77	0.96	0.87	0.61	0.65
Income before cumulative effect of accounting change (net of preferred dividends and redemption costs) — basic	1.92	0.07	1.33	1.98	2.25
Net income available to common shareholders — basic	1.92	0.07	1.33	1.97	2.25
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — diluted	$(0.85)	$(0.89)	$0.46	$1.37	$1.58
Income from discontinued operations — diluted	2.77	0.96	0.87	0.60	0.64
Income before cumulative effect of accounting change (net of preferred dividends and redemption costs) — diluted	1.92	0.07	1.33	1.97	2.22
Net income available to common shareholders — diluted	1.92	0.07	1.33	1.96	2.22
Dividends declared	1.80	1.80	3.12	3.12	3.04
Weighted average common shares outstanding — basic	39,777	37,688	36,939	38,053	39,318
Weighted average common shares outstanding — diluted	39,777	37,688	36,954	38,268	39,853

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,502,418	$2,596,376	$2,705,215	$2,777,980	$2,827,094
Real estate, net of accumulated depreciation	1,977,719	2,085,517	2,258,037	2,371,256	2,468,334
Total assets	2,053,842	2,215,451	2,508,151	2,538,351	2,551,237
Total debt	1,129,478	1,186,322	1,414,555	1,336,520	1,213,309
Shareholders’ equity	788,070	796,526	833,699	901,517	1,028,610

OTHER DATA
Cash flow provided by (used in):
Operating activities	$77,424	$91,549	$119,763	$161,564	$185,073
Investing activities	129,748	234,195	(48,821)	(51,213)	(255,986)
Financing activities	(208,383)	(330,800)	(69,355)	(113,007)	72,502
Total stabilized communities (at end of period)	65	70	75	78	78
Total stabilized apartment units (at end of period)	24,700	27,613	29,199	27,710	28,736
Average economic occupancy (fully stabilized communities)(5)	93.5%	91.9%	90.9%	94.9%	96.8%

(1)	Consists of revenues from property management and landscape services provided to properties owned by third parties. These businesses were sold in the fourth quarter of 2001.
(2)	Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626. See note 3 to the consolidated financial statements for a discussion of these costs. Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737. See note 7 to the consolidated financial statements for a discussion of these costs. Income from continuing operations in 2001 and 2000 included the impact of project abandonment, employee severance and other charges totaling $17,450 and $9,365, respectively.
(3)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results is not comparable between years.
(4)	Includes the impact of $613, net of minority interest, resulting from the cumulative effect of accounting change from the Company’s adoption of SFAS No. 133 in 2001.
(5)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.0%, 90.8%, 89.1%, 93.8% and 94.9% for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively). Net concessions were $621, $2,518, $4,215, $1,860 and $3,250 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Employee discounts were $442, $535, $660, $895 and $1,143 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.

Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(In thousands, except per unit and apartment unit data)

	Year Ended December 31,

	2004	2003	2002	2001	2000

STATEMENT OF OPERATIONS DATA
Revenues
Rental	$281,664	$269,400	$265,301	$283,032	$284,560
Other	18,166	16,357	15,695	16,429	17,843
Third-party services(1)	—	—	—	14,088	15,249

Total revenues	$299,830	$285,757	$280,996	$313,549	$317,652

Income (loss) from continuing operations(2)	$(20,323)	$(20,292)	$36,409	$77,113	$88,561
Income from discontinued operations(3)	117,500	40,389	36,709	26,219	29,250

Income before cumulative effect of accounting change	$97,177	$20,097	$73,118	$103,332	$117,811

Net income(4)	$97,177	$20,097	$73,118	$102,637	$117,811
Distributions to preferred unitholders	(12,105)	(17,049)	(17,049)	(17,368)	(17,475)
Redemption costs on preferred units	(3,526)	—	—	(239)	—

Net income available to common unitholders	$81,546	$3,048	$56,069	$85,030	$100,336

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — basic	$(0.85)	$(0.89)	$0.46	$1.38	$1.60
Income from discontinued operations — basic	2.77	0.96	0.87	0.61	0.65
Income before cumulative effect of accounting change (net of preferred distributions and redemption costs) — basic	1.92	0.07	1.33	1.98	2.25
Net income available to common unitholders — basic	1.92	0.07	1.33	1.97	2.25
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — diluted	$(0.85)	$(0.89)	$0.46	$1.37	$1.58
Income from discontinued operations — diluted	2.77	0.96	0.87	0.60	0.64
Income before cumulative effect of accounting change (net of preferred distributions and redemption costs) — diluted	1.92	0.07	1.33	1.97	2.22
Net income available to common unitholders — diluted	1.92	0.07	1.33	1.97	2.22
Distributions declared	1.80	1.80	3.12	3.12	3.04
Weighted average common units outstanding — basic	42,474	42,134	42,021	43,212	44,503
Weighted average common units outstanding — diluted	42,474	42,134	42,036	43,427	45,038
BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,502,418	$2,596,376	$2,705,215	$2,777,980	$2,827,094
Real estate, net of accumulated depreciation	1,977,719	2,085,517	2,258,037	2,371,256	2,468,334
Total assets	2,053,842	2,215,451	2,508,151	2,538,351	2,551,237
Total debt	1,129,478	1,186,322	1,414,555	1,336,520	1,213,309
Partners’ equity	831,411	928,935	993,976	1,077,670	1,216,701
OTHER DATA
Cash flow provided by (used in):
Operating activities	$77,424	$91,549	$119,763	$161,564	$185,073
Investing activities	$129,748	$234,195	$(48,821)	$(51,213)	$(255,986)
Financing activities	$(208,383)	$(330,800)	$(69,355)	$(113,007)	$72,502
Total stabilized communities (at end of period)	65	70	75	78	78
Total stabilized apartment units (at end of period)	24,700	27,613	29,199	27,710	28,736
Average economic occupancy (fully stabilized communities)(5)	93.5%	91.9%	90.9%	94.9%	96.8%

(1)	Consists of revenues from property management and landscape services provided to properties owned by third parties. These businesses were sold in the fourth quarter of 2001.
(2)	Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626. See note 3 to the consolidated financial statements for a discussion of these costs. Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737. See note 7 to the consolidated financial statements for a discussion of these costs. Income from continuing operations in 2001 and 2000 included the impact of project abandonment, employee severance and other charges totaling $17,450 and $9,365, respectively.
(3)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results are not comparable between years.
(4)	Includes the impact of $695 resulting from the cumulative effect of accounting change from the Company’s adoption of SFAS No. 133 in 2001.
(5)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.0%, 90.8%, 89.1%, 93.8% and 94.9% for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively). Net concessions were $621, $2,518, $4,215, $1,860 and $3,250 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Employee discounts were $442, $535, $660, $895 and $1,143 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2004, the Company owned 24,905 apartment units in 66 apartment communities, including 666 apartment units in three communities held in unconsolidated entities, including 205 apartment units currently under development in one community and including 127 units in one community that will be converted into for-sale condominium homes through a taxable REIT subsidiary starting in 2005. The Company is also developing 145 for-sale condominium homes through a taxable REIT subsidiary. Subsequent to December 31, 2004, the Company announced plans to convert another community, containing 134 units, into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2004, approximately 51.6%, 17.6%, 9.0% and 8.0% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, Tampa and the greater Washington D.C. metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

At December 31, 2004, the Company owned approximately 94.1% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 5.9% common minority interest in the Operating Partnership.

Over the past several years, the multifamily apartment sector has been adversely impacted by the supply of multifamily apartments outpacing demand. While the construction of new multifamily apartments had continued at historical norms due primarily to the availability of capital and the low interest rate environment, demand for multifamily apartments was adversely impacted by overall weakness in the economy and the job market, as well as increased rates of homeownership due primarily to historically low mortgage interest rates. These factors contributed to the Company reporting declining apartment rental rates, same-store revenue and net operating income since 2001. In 2004, however, there have been gradual signs of stabilization as the Company has reported increased year over year average economic occupancy rates, positive growth in year over year same store revenues in the later half of the year and positive growth in year over year same store net operating income in the fourth quarter. On a sequential basis, the Company has also reported positive growth in quarterly average effective rents during the later half of 2004. See “Results of Operations” below where the Company’s operating results are discussed in more detail.

Over the past several years, the Company has also been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer met the Company’s growth objectives. The Company’s asset sales program is consistent with its strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from asset sales to strengthen its balance sheet, through the reduction of high-coupon preferred equity and debt, and to reinvest in assets that the Company believes demonstrate better growth potential, such as the Company’s 2004 acquisition of a 499-unit apartment community in the Tysons Corner submarket of suburban Washington, D.C. and the Company’s start of a 350-unit apartment and for-sale condominium development project in 2004 in the master planned Carlyle submarket of suburban Washington, D.C.

At December 31, 2004, the Company had classified five apartment communities, containing 1,309 units as held for sale (in addition to one community being converted to condominiums). Subsequent to December 31, 2004, the Company classified as held for sale one additional apartment community, containing 1,738 units. As of February 28, 2005, the Company is currently marketing for sale six apartment communities (in addition to the condominium conversion activities at two communities discussed below), containing a total of 3,047 units, that it expects to sell in 2005 for aggregate gross purchase prices in the range of approximately $195,000 to $210,000, including the assumption and/or repayment of approximately $81,560 of tax-exempt secured indebtedness encumbering three of

Post Properties, Inc.

Post Apartment Homes, L.P.

the communities. Four of the six communities currently held for sale are garden-style communities located in Atlanta, Georgia and Dallas, Texas, containing 2,881 units and with an average age of approximately 18 years. One of the properties held for sale is the Company’s only property located in Nashville, Tennessee. The remaining property held for sale is an urban redevelopment community located in Dallas, Texas. The Company’s planned asset sales are expected to close in 2005.

In early 2005, the Company, through a taxable REIT subsidiary, commenced the conversion of two existing apartment communities to for-sale condominium housing units. These communities are located in Dallas, Texas and Tampa, Florida. The Company transferred these communities to a taxable REIT subsidiary at their aggregate fair value of approximately $36,000. The Company expects to begin selling these for-sale condominium units in 2005. The Company also announced the launch of a new for-sale housing brand, Post Preferred HomesTM, which will serve as the new unified marketing umbrella for the Company’s for-sale ventures, including developing new communities, such as The Condominiums at Carlyle Square, and converting existing assets into upscale for-sale housing in several key markets.

The Company expects to utilize net asset sales proceeds (including net proceeds from sales of for-sale condominium units) primarily to repay a portion of its debt that matures in 2005. The Company may also consider utilizing asset sales proceeds to repurchase its common stock, if the Company is able to do so at prices it considers attractive relative to its estimates of net asset value per share, or to pay a special dividend to common shareholders depending on the level of undistributed taxable gains, if any, during 2005. Based on current expectations regarding the timing of asset sales and related capital reinvestment activities, the Company expects that disposition activities will result in earnings dilution in 2005, in part, due to the assumption and/or repayment of low-floater, tax-exempt debt encumbering three of the Atlanta, Georgia communities held for sale. The timing and amount of these asset sales, and the related capital reinvestment activities, could significantly impact short-term operating results. There can be no assurances that these asset sales (including the sale of for-sale condominium units) will close. See “Liquidity and Capital Resources” below where the Company’s capital activities are discussed in more detail.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 5.9% common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s expectations with regard to: anticipated apartment community sales in 2005 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium units and the related sales of the for-sale condominium units, net operating income for 2005, occupancy levels and rental rates, operating expenses, stabilized community net operating income, accounting recognition and measurement of guarantees, debt maturities and financing needs, dividend payments, its ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities held for sale, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these

Post Properties, Inc.

Post Apartment Homes, L.P.

factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2-3 in this Annual Report on Form 10-K;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	The impact of competition on the Company’s business, including competition for residents and development locations;

•	The Company’s ability to obtain financing or self-fund the development of additional apartment communities;

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;

•	Uncertainties associated with the Company’s expansion into the condominium conversion and for-sale housing business;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and

•	Other factors, including the risk factors discussed on pages 7 through 14 in this Annual Report on Form 10-K.

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

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. Also discussed in note 1 to the consolidated financial statements, there are several new accounting pronouncements issued in 2004 and 2003 that may have an impact on future reported results. The potential impact of certain new pronouncements on the Company is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities, its critical accounting policies, ones that are subject to significant management estimates and adjustments, relate to cost capitalization and asset impairment evaluation.

For communities under development, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development can fluctuate significantly from year to year based on the level of projects under development and to a lesser extent, changes in the weighted average interest rate used in the calculation. For the years ended December 31, 2004, 2003 and 2002, the Company capitalized interest totaling $1,078, $3,555 and $13,223, respectively. This decline was principally due to an intentional reduction in the size of the Company’s development pipeline. The weighted average interest rates used in the calculation of the capitalized interest amounts ranged from 7.3% in 2004 to 6.8% in 2002 and, as a result, were not the primary driver of the reduction in interest capitalization discussed above. In future periods, the Company anticipates an increase in development activity which will result in increased interest capitalization over 2004 levels. Aggregate interest capitalization increases are expected even as the average interest rate used in the calculation is expected to decline. The decline in the weighted average rate is expected to result from the maturity of high rate debt in 2005, the expected refinancing of a portion of this debt at lower rates and expected higher average balances outstanding under the Company’s lower variable rate credit facilities.

Post Properties, Inc.

Post Apartment Homes, L.P.

Internal personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. As the Company intentionally slowed its development efforts due to a weaker economic environment in 2002 and 2003, the Company capitalized less to development projects. The Company elected to retain certain development personnel and capabilities during this period in order to position the Company for increased development activities in future years. In 2004 and 2003, the Company expensed $1,070 and $919, respectively, of development personnel and associated costs. If future development volume increases over 2004 levels, some or all of such costs may be capitalized to development projects.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets (capitalization rates ranged from 5.0% to 7.0% at December 31, 2004) and, generally, takes a long-term view on the holding period of its assets unless specific facts and considerations warrant shorter holding periods (expected sales, departures from certain markets, etc). At December 31, 2004 and 2003, management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record future impairment charges. As discussed in note 5 to the consolidated financial statements, the Company recorded impairment losses in 2004 and 2003 on assets held for sale or for investment under the application of its policies.

FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in 2003 requiring the consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The provisions of FIN No. 46R were generally applicable as of March 31, 2004. The Company currently does not have any interests in special purpose entities or other variable interest entities and FIN No. 46R did not have a significant effect on its results of operations or financial position.

SFAS No. 123R, “Share-Based Payment,” was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also supersedes the provisions of APB No. 25. The provisions of SFAS No. 123R are effective as of the beginning of the Company’s interim reporting period starting after June  15, 2005. The Company plans to adopt the provisions of SFAS No. 123R in the third quarter of 2005 and is currently evaluating the alternative methods of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R is not expected to have a significant impact on the Company’s financial position or results of operations.

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

For the year ended December 31, 2004, the Company’s portfolio of operating apartment communities, excluding three communities held in unconsolidated entities and six communities held for sale, consisted of the following: (1) 52 communities that were completed and stabilized for all of the current and prior year, (2) two communities that achieved full stabilization during 2003, (3) one community that was in the lease-up stage during the year, and (4) one community that was acquired in 2004. Sold communities include communities sold in 2002 that were not reflected in discontinued operations under SFAS No. 144 (see discussion under “Discontinued Operations”). These operating segments exclude the operations of apartment communities classified as discontinued operations and apartment communities held in unconsolidated entities for the years presented.

Post Properties, Inc.

Post Apartment Homes, L.P.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease up deficits for the years ended December 31, 2004, 2003 and 2002 were $0, $3,574 and $1,553, respectively.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues, property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income. Net operating income is reconciled to GAAP net income in the financial information accompanying the tables. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2004 and 2003 is summarized as follows:

	Year Ended December 31,

	2004	2003	% Change

Rental and other property revenues
Fully stabilized communities(1)	$250,372	$248,991	0.6%
Communities stabilized in 2003	15,784	14,695	7.4%
Development and lease-up communities(2)	7,001	2,006	249.0%
Acquired communities(3)	4,472	—	—
Other property segments(4)	21,201	19,608	8.1%

	298,830	285,300	4.7%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities(1)	97,247	93,829	3.6%
Communities stabilized in 2003	5,933	5,854	1.3%
Development and lease-up communities(2)	2,122	1,893	12.1%
Acquired communities(3)	1,309	—	—
Other expense(5)	26,127	22,602	15.6%

	132,738	124,178	6.9%

Property net operating income(6)	$166,092	$161,122	3.1%

Capital Expenditures
Recurring capital expenditures:(7)(8)
Carpet	$2,907	$2,044	42.2%
Other	5,878	4,745	23.9%

Total	$8,785	$6,789	29.4%

Non-recurring capital expenditures	$3,761	$4,474	(15.9)%

Average apartment units in service	22,598	22,479	0.5%

Post Properties, Inc.

Post Apartment Homes, L.P.

(1)	Communities which reached stabilization prior to January 1, 2003.
(2)	Communities in the “construction,” “development” or “lease-up” stage during 2003 and, therefore, not considered fully stabilized for all of the periods presented.
(3)	Communities acquired subsequent to January 1, 2003.
(4)	Other property segment revenues include revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $1,000 and $457 for the years ended December 31, 2004 and 2003, respectively.
(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.
(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year Ended
	December 31,

	2004	2003

Total same store NOI	$153,126	$155,162
Property NOI from other operating segments	12,966	5,960

Consolidated property NOI	166,092	161,122
Add (subtract):
Other revenues	1,000	457
Interest income	817	894
Minority interest in consolidated property partnerships	671	1,605
Depreciation	(83,029)	(81,201)
Interest expense	(65,415)	(63,182)
Amortization of deferred financing costs	(4,304)	(3,801)
General and administrative	(21,275)	(15,102)
Development costs and other expenses	(1,337)	(2,137)
Termination of debt remarketing agreement (interest expense)	(10,615)	—
Loss on early extinguishment of indebtedness	(4,011)	—
Proxy contest and related costs	—	(5,231)
Severance charges	—	(21,506)
Equity in income of unconsolidated entities	1,083	7,790
Minority interest of preferred unitholders	(3,780)	(5,600)
Minority interest of common unitholders	2,283	3,801

Loss from continuing operations	(21,820)	(22,091)
Income from discontinued operations	110,039	36,247

Net income	$88,219	$14,156

(7)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(8)	A reconciliation of property capital expenditures from continuing operations to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Year Ended
	December 31,

	2004	2003

Recurring capital expenditures
Continuing operations	$8,785	$6,789
Discontinued operations	1,099	2,684

Total recurring capital expenditures per statements of cash flows	$9,884	$9,473

Non-recurring capital expenditures
Continuing operations	$3,761	$4,474
Discontinued operations	844	678

Total non-recurring capital expenditures per statements of cash flows	$4,605	$5,152

The Operating Partnership reported net income available to common unitholders of $81,546 and $3,048 for the years ended December 31, 2004 and 2003, respectively, and the Company reported net income available to common

Post Properties, Inc.

Post Apartment Homes, L.P.

shareholders of $76,368 and $2,707 for the years ended December 31, 2004 and 2003, respectively. The improvement in net income in 2004 compared to 2003 primarily reflected increased gains on property sales of $72,947 ($69,542 net of minority interest) between years. The change between years was also impacted by larger accounting charges in 2003 of $44,199 ($39,232 net of minority interest) relating to severance, proxy contest and asset impairment charges compared to expense items in 2004 of $20,987 ($19,637 net of minority interest) relating to losses on early debt extinguishments, costs of terminating a debt remarketing agreement (interest expense) and asset impairment charges. These items are discussed in more detail in the sections below along with a discussion of the changes in the operating performance of the Company’s assets.

Rental and other revenues increased $13,530 or 4.7% from 2003 to 2004 primarily due to increased revenues from the Company’s lease-up and acquired communities of $9,467 or 471.9%. In addition, revenues from stabilized communities and newly stabilized communities increased from 2003 to 2004 due to improving market conditions between years. The revenue increase from lease-up communities in 2004 reflects almost a full year of operating performance in 2004 for the one community compared to an initial lease-up period in 2003. The revenue increase from acquired communities reflects the acquisition of one community in June 2004. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $8,560 or 6.9% primarily due to increased expenses from stabilized communities and increased management division expenses. The expense increase from stabilized communities is discussed below. The management division expense increase primarily reflects the impact of casualty losses to repair hurricane damage of $1,321 to the Company’s Florida communities, severance costs of $569 relating to the elimination of certain positions resulting from recent asset sales and other expense increases due to the increased volume of corporate apartment business in 2004.

For the year ended December 31, 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities containing 3,880 units, and certain land parcels. These sales generated net proceeds of approximately $242,962, including debt assumed by the purchasers of $104,325. For the year ended December 31, 2003, the Company recognized net gains from discontinued operations of $40,792 ($36,497 net of minority interest) on the sale of four communities containing 1,844 units and certain land parcels. These sales generated net proceeds of approximately $163,560. The Company plans to continue to be an active seller of its older communities based on an assessment of market conditions and consistent with its investment strategy of recycling investment capital to fund new development and acquisition activities.

Depreciation expense increased $1,828, or 2.3% from 2003 to 2004 primarily due to depreciation on a community acquired in June 2004 and due to increased depreciation on a lease-up community that was placed in service in 2003.

Interest expense (excluding $10,615 of costs associated with the termination of a debt remarketing agreement — discussed below) increased $2,233 or 3.5% from 2003 to 2004 primarily due to a $2,477 reduction in capitalized interest to development properties between years as the Company’s prior year development pipeline transitioned to operating properties through early 2003. Excluding the reduction in capitalized interest between periods, the combined interest expense in continuing and discontinued operations decreased by $4,253 or 5.7% between years. This decrease results from lower overall debt levels between years and lower interest rates on unsecured public debt refinanced in 2004. Lower debt levels in 2004 were a result of the partial use of 2003 and 2004 asset sales proceeds to reduce debt.

In December 2004, the Company terminated a remarketing agreement related to its $100,000, 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) due March 2015. In connection with the termination of the remarketing agreement, the Company paid $10,615, including transaction expenses. Under the terms of the remarketing agreement, the remarketing agent had the right to remarket the $100,000 unsecured notes in March 2005 for a ten-year term at an interest rate calculated as 5.715% plus the Company’s then current credit spread to the ten-year treasury rate. As a result of the termination of the remarketing agreement, the underlying debt matures in March 2005 and the Company expects to retire the debt.

The loss on early extinguishment of indebtedness in 2004 of $4,011 represented the debt repurchase premiums, transactions expenses and the write-off of unamortized deferred financing costs associated with the early retirement of debt. In October 2004, the Company purchased and retired $87,957 of the Company’s 8.125% medium term, unsecured notes through a tender offer. The debt was originally scheduled to mature in 2005. The Company retired a portion of this debt prior to maturity to take advantage of favorable lower interest rates in October 2004 and to reduce its debt refinancing risk in 2005.

Post Properties, Inc.

Post Apartment Homes, L.P.

General and administrative expenses increased $6,173, or 40.9%, from 2003 to 2004 primarily due to higher expenses related to the amortization of incentive stock compensation awards, directors and officers insurance, legal, audit, corporate governance and other consulting expenses. The increase in legal expenses includes approximately $1,584 of additional costs associated with the settlement with the Company’s former chairman and CEO (see note 7 to the consolidated financial statements), shareholder litigation and other matters. The increase in audit and corporate governance expense includes approximately $1,164 of additional costs associated with the Company’s compliance with the Sarbanes/Oxley regulations. The increase in consulting expenses of approximately $620 between years reflects costs associated with a review and valuation of each asset in the Company’s real estate portfolio to assist with future capital investment decisions and strategic planning and professional services to assist with the selection of new property management software.

Development costs and other decreased $800 or 37.4% from 2003 to 2004. Development costs and other expenses of $1,337 in 2004 consisted of development personnel and associated costs and land carry expenses not allocable to development projects. Development costs and other expenses of $2,137 in 2003 included development personnel and associated costs and land carry expenses not allocable to development projects of $1,237, the write-off of the Company’s remaining investment in a property management software company of $276, legal expenses of $373 relating to board of directors governance and transition matters, the settlement cost of $100 relating to the bankruptcy of a former technology investment and losses of $152 on the disposal of the Company’s partial ownership interest in a corporate aircraft.

The Company recorded severance and proxy contest charges of $21,506 and $5,231, respectively, in 2003. These charges are discussed in more detail below. Comparable charges were not incurred in 2004.

Equity in income of unconsolidated real estate entities decreased from $7,790 in 2003 to $1,083 in 2004. This decrease was primarily due to the recognition of the Company’s share of a gain of $8,395 resulting from the sale of an apartment community by one of the limited liability companies in 2003. Excluding the impact of this gain, the net income of the unconsolidated entities improved in 2004 primarily due to the completion of the lease-up of one community held by the entities and the generally improving apartment market fundamentals resulting in improved operating performance of the communities held by the entities.

Recurring and nonrecurring capital expenditures from continuing operations increased $1,283 or 11.4% from 2003 to 2004. The increase in recurring capital expenditures of $1,996 or 29.4% reflects the impact of several communities beginning to capitalize carpet, vinyl and blinds in 2004 (the communities expensed these expenditures under the Company’s accounting policies for the initial five years), more leasing office upgrades in 2004, more parking lot resurfacings in 2004 as well as the timing of capital spending between years. The decrease in nonrecurring capital expenditures of $713 or 15.9% in 2004 reflects primarily lower expenditures on projects to prevent water infiltration on two communities in Florida.

Post Properties, Inc.

Post Apartment Homes, L.P.

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2004 to 2003 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2003. This portfolio consisted of 52 communities with 20,978 units, including 26 communities with 11,410 units (54.4%) located in Atlanta, Georgia, 13 communities with 3,939 units (18.8%) located in Dallas, Texas, three communities with 1,439 units (6.9%) located in Tampa, Florida, three communities with 1,204 units (5.7%) located in Washington D.C. and seven communities with 2,986 units (14.2%) located in other markets. The operating performance of these communities is summarized as follows:

	Year-ended December 31,

	2004	2003	% Change

Rental and other revenues	$250,372	$248,991	0.6%
Property operating and maintenance expenses (excluding depreciation and amortization)	97,246	93,829	3.6%

Same store net operating income(1)	$153,126	$155,162	(1.3)%

Capital expenditures(2)
Recurring Carpet	$2,711	$2,029	33.6%
Other	5,581	4,553	22.6%

Total recurring	8,292	6,582	26.0%
Non-recurring	3,032	3,509	(13.6)%

Total capital expenditures(A)	$11,324	$10,091	12.2%

Total capital expenditures per unit(A÷20,978 units)	$540	$481	12.2%

Average monthly rental per apartment unit(3)	$991	$1,015	(2.4)%

Average economic occupancy(4)	93.5%	91.9%	1.6%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 15 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year-ended
	December 31,

	2004	2003

Recurring capital expenditures by operating segment
Fully stabilized	$8,292	$6,582
Stabilized in prior year	275	74
Construction and lease-up	25	—
Other property segments, including discontinued operations	1,292	2,817

Total recurring capital expenditures per statements of cash flows	$9,884	$9,473

Non-recurring capital expenditures by operating segment
Fully stabilized	$3,032	$3,509
Stabilized in prior year	231	335
Construction and lease-up	—	—
Other property segments, including discontinued operations	1,342	1,308

Total non-recurring capital expenditures, per statements of cash flows	$4,605	$5,152

The Company uses same store recurring and non-recurring capital expenditures as cash flow measures. Same store recurring and non- recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store recurring and non-recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities

Post Properties, Inc.

Post Apartment Homes, L.P.

stabilized in the prior year, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that the Company’s presentation of same store recurring and non-recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store recurring and non-recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “recurring capital expenditures” and “non-recurring capital expenditures.”

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 93.0% and 90.7% for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, net concessions were $621 and $2,518, respectively, and employee discounts were $442 and $535, respectively.

Rental and other revenues increased $1,382 or 0.6% from 2003 to 2004. This increase resulted from increased average economic occupancy levels in 2004 offset somewhat by a 2.4% decline in the average monthly rental rate per apartment unit. The increase in the average economic occupancy of the portfolio from 91.9% in 2003 to 93.5% in 2004 resulted in lower net rental concessions of $1,897 and lower vacancy losses of $4,868 in 2004. Other property revenues also increased $726. The decline in average rental rates resulted in a revenue decrease of approximately $6,109 between years. Overall, the improving performance of the operating portfolio reflects gradually improving market conditions in most of the Company’s markets resulting generally from improved economic conditions.

Beginning in mid 2003 and through 2004, the Company focused its leasing strategy on retaining higher average occupancy levels as detailed above. The overall revenue impact of the increase in occupancy levels, offset by declining year over year percentage decreases in average monthly rental rates, has resulted in increased year over year total rental and other revenues between years (0.6% in 2004). In periods prior to mid 2003, the Company’s leasing strategy focused more on maintaining average monthly rental rates than on retaining occupancy. The Company believed this strategy change was necessary to maximize its operating results under the market conditions existing in 2003 and 2004, to operate the Company’s communities more efficiently at higher occupancy levels and to be in a better position to increase rental rates as market conditions improved in 2004 and in future years.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,418 or 3.6% from 2003 to 2004. Increased personnel expenses of $1,614 or 7.4%, increased property tax expenses of $1,181 or 3.9%, and increased utility expenses of $1,027 or 8.7% were offset by decreased insurance expenses of $342 or 6.6%. Personnel expenses increased due to annual salary increases, increased bonus expenses and increased health and benefit expenses in 2004. Property tax expense increased due primarily to rising property valuations in the Dallas, Texas market. Utility expenses increased primarily due to higher water and sewer rates in Atlanta, Georgia. Insurance expenses decreased due to lower insurance rates for the 2004 insurance renewal period.

Post Properties, Inc.

Post Apartment Homes, L.P.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2003 to 2002 comparison, the operating community categories were based on the status of each community as of December 31, 2003. As a result, these categories are different from the operating community categories used in the 2004 to 2003 comparison discussed earlier in this section. Further, the amounts reported in the table below have been adjusted from the amounts reported in the Company’s December 31, 2003 financial statements due to the restatement impact of reclassifying the operating results of assets designated as held for sale in 2004 to discontinued operations under SFAS No. 144 (see the related discussion under the caption, “Discontinued Operations”). The operating performance from continuing operations for all of the Company’s apartment communities combined for the years ended December 31, 2003 and 2002 is summarized as follows:

	Year Ended December 31,

	2003	2002	% Change

Rental and other property revenues
Fully stabilized communities(1)	$217,028	$223,864	(3.1)%
Communities stabilized in 2002	31,962	26,782	19.3%
Development and lease-up communities(2)	16,701	9,170	82.1%
Sold communities	—	773	—
Other property segments(3)	19,609	20,147	(2.7)%

	285,300	280,736	1.6%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities(1)	81,780	79,989	2.2%
Communities stabilized in 2002	12,049	10,746	12.1%
Development and lease-up communities(2)	7,747	4,316	79.5%
Sold communities	—	403	—
Other expense(4)	22,602	21,576	4.8%

	124,178	117,030	6.1%

Property net operating income(5)	$161,122	$163,706	(1.6)%

Capital Expenditures
Recurring capital expenditures:(6)(7)
Carpet	$2,044	$1,595	28.2%
Other	4,745	4,245	11.8%

Total	$6,789	$5,840	16.3%

Non-recurring capital expenditures	$4,474	$2,770	61.5%

Average apartment units in service	22,479	21,776	3.2%

(1)	Communities which reached stabilization prior to January 1, 2002.
(2)	Communities in the “construction”, “development” or “lease-up” stage during 2002 and, therefore, not considered fully stabilized for all of the periods presented.
(3)	Other property segment revenues include revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $457 and $260 for the years ended December 31, 2003 and 2002, respectively.
(4)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

Post Properties, Inc.

Post Apartment Homes, L.P.

(5)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year Ended December 31,

	2003	2002

Total same store NOI	$135,248	$143,875
Property NOI from other operating segments	25,874	19,831

Consolidated property NOI	161,122	163,706
Add (subtract):
Other revenues	457	260
Interest income	894	1,288
Minority interest in consolidated property partnerships	1,605	1,771
Depreciation	(81,201)	(74,482)
Interest expense	(63,182)	(50,231)
Amortization of deferred financing costs	(3,801)	(2,327)
General and administrative	(15,102)	(14,430)
Development costs and other expenses	(2,137)	(694)
Loss on early extinguishment of indebtedness	—	(136)
Proxy contest and related costs	(5,231)	—
Severance charges	(21,506)	—
Equity in income (loss) of unconsolidated entities	7,790	(1,591)
Gain on property sales — continuing operations	—	13,275
Minority interest of preferred unitholders	(5,600)	(5,600)
Minority interest of common unitholders	3,801	(2,334)

Income (loss) from continuing operations	(22,091)	28,475
Income from discontinued operations	36,247	32,271

Net income	$14,156	$60,746

(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(7)	A reconciliation of property capital expenditures from continuing operations to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Year Ended
	December 31,

	2003	2002

Recurring capital expenditures
Continuing operations	$6,789	$5,840
Discontinued operations	2,684	3,541

Total recurring capital expenditures per statements of cash flows	$9,473	$9,381

Non-recurring capital expenditures
Continuing operations	$4,474	$2,770
Discontinued operations	678	671

Total non-recurring capital expenditures per statements of cash flows	$5,152	$3,441

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

Post Properties, Inc.

Post Apartment Homes, L.P.

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

Rental and other property revenues increased $4,564 or 1.6% from 2002 to 2003 primarily due to increased revenues from the Company’s newly stabilized and lease-up communities of $12,711 or 35.3% offset by the revenue decline of $6,836 or 3.1% from fully stabilized communities discussed further below. The revenue increase from communities stabilized in 2002 reflects full year stabilized operating performance in 2003 compared to a partial lease-up period in 2002. The revenue increase from lease-up communities in 2003 reflects the increased occupancy of the communities between periods as these communities continued their initial lease-up. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $7,148 or 6.1% primarily due to increased expenses from newly stabilized and lease-up communities as these expenses typically increase as property occupancy levels increase towards stabilized occupancy levels and as new lease-up properties are placed in service. Property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities also increased $1,791 or 2.2% between periods (see discussion below).

The Company reported no net gains on property sales in continuing operations in 2003, as all gains on sales of properties classified as held for sale subsequent to January 1, 2002 are classified in discontinued operations. The net gains on property sales included in continuing operations of $13,275 in 2002 resulted from the sale of two communities, containing 540 units, and one commercial property. These assets were all classified as assets held for sale at December 31, 2001. For the year ended December 31, 2003, the Company recognized net gains from discontinued operations of $40,792 ($36,497 net of minority interest) on the sale of four communities, containing 1,844 units, and certain land parcels. These sales generated net proceeds of approximately $163,560. For the year ended December 31, 2002, the Company recognized net gains of $16,571 ($14,568 net of minority interest) from the sale of six communities, containing 2,125 units, one commercial property and certain land parcels. These sales generated net proceeds of approximately $140,823 (excluding net proceeds of $41,393 from the sale of two apartment communities and one commercial property classified in continuing operations).

Depreciation expense increased $6,719 or 9.0% from 2002 to 2003 primarily due to increased depreciation on newly stabilized and lease-up properties, as these properties were placed in service.

Interest expense increased $12,951 or 25.8% from 2002 to 2003 primarily due to a $9,668 reduction in capitalized interest to development properties between years as the Company’s development pipeline transitioned to operating properties in late 2002 and early 2003. In addition to the impact of capitalized interest, the remaining increase in interest expense from continuing operations results from more of overall interest being reflected in discontinued operations in 2002 as compared to 2003. Excluding the reduction in capitalized interest between periods, the combined interest expense in continuing and discontinued operations was relatively flat between periods.

General and administrative expenses increased $672, or 4.7%, from 2002 to 2003 primarily due to higher expenses related to incentive stock compensation awards, directors and officers insurance and recruiting expenses offset by lower executive salaries and associated costs due to the change in roles from executive to non-executive status of the Company’s former chairman and vice chairman in February 2003, as the Company’s on-going contractual obligations to these individuals were charged against the $19,711 severance reserve established during the first quarter of 2003. The severance charges recorded in 2003 are discussed further below.

Development costs and other expenses of $2,137 in 2003 include development personnel and associated costs and land carry expenses not allocable to development projects of $1,237, the write-off of the Company’s remaining investment in a property management software company of $276, legal expenses of $373 relating to board of directors governance and transition matters, the settlement cost of $100 relating to the bankruptcy of a former technology investment and losses of $152 on the disposal of the Company’s partial ownership interest in a corporate aircraft. Development costs and other expenses in 2002 represented the write down of an investment in a property management software development company of $694.

The Company recorded severance and proxy charges of $21,506 and $5,231, respectively, in 2003. These charges are discussed in more detail below. No such charges were recorded in 2002.

Equity in income (losses) of unconsolidated real estate entities increased from a loss of $1,591 in 2002 to income of $7,790 in 2003. This increase was primarily due to the recognition of the Company’s share of a gain of $8,395 resulting from the sale of an apartment community by one of the limited liability companies accounted for on the equity method (see note 4 to the consolidated financial statements).

Post Properties, Inc.

Post Apartment Homes, L.P.

Recurring and nonrecurring capital expenditures from continuing operations increased $2,653 or 30.8% from 2002 to 2003 primarily due to higher recurring expenditures incurred to maintain the quality and competitive position of the Company’s apartment communities and to higher non-recurring capital expenditures in 2003. The increase in nonrecurring capital expenditures of $1,704 or 61.5% in 2003 primarily reflected special projects to prevent water infiltration on two properties located in Florida and the replacement of a retaining wall at a property in Georgia.

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2003 to 2002 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2002. This portfolio consisted of 48 communities with 18,670 units, including 26 communities with 11,410 units (61.1%) located in Atlanta, Georgia, 13 communities with 3,939 units (21.1%) located in Dallas, Texas, three communities with 1,439 units (7.7%) located in Tampa, Florida, two communities with 700 units (4.0%) located in Washington D.C. and four communities with 1,182 units (6.1%) located in other markets. The operating performance of these communities is summarized as follows:

	Year-ended December 31,

	2003	2002	% Change

Rental and other revenues	$217,028	$223,864	(3.1)%
Property operating and maintenance expenses (excluding depreciation and amortization)	81,780	79,989	2.2%

Same store net operating income(1)	$135,248	$143,875	(6.0)%

Capital expenditures(2)
Recurring
Carpet	$2,029	$1,532	32.4%
Other	4,503	4,113	9.5%

Total recurring	6,532	5,645	15.7%
Non-recurring	3,441	1,450	137.3%

Total capital expenditures (A)	$9,973	$7,095	40.6%

Total capital expenditures per unit (A÷18,670 units)	$534	$380	40.6%

Average monthly rental per apartment unit(3)	$991	$1,046	(5.3)%

Average economic occupancy(4)	92.0%	91.0%	1.0%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 15 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year-ended
	December 31,

	2003	2002

Recurring capital expenditures by operating segment
Fully stabilized	$6,532	$5,645
Communities stabilized in prior year	50	54
Construction and lease-up	74	67
Other property segments, including discontinued operations	2,817	3,615

Total recurring capital expenditures per statements of cash flows	$9,473	$9,381

Non-recurring capital expenditures by operating segment
Fully stabilized	$3,441	$1,450
Communities stabilized in prior year	68	48
Construction and lease-up	335	14
Other property segments, including discontinued operations	1,308	1,929

Total non-recurring capital expenditures, per statements of cash flows	$5,152	$3,441

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

Post Properties, Inc.

Post Apartment Homes, L.P.

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

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 90.9% and 89.2% for the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, net concessions were $1,967 and $3,697, respectively, and employee discounts were $415 and $604, respectively.

Rental and other revenues decreased $6,836 or 3.1% from 2002 to 2003. This decrease resulted from a 5.3% decline in the average monthly rental rate per apartment unit. The decline in average rental rates resulted in a revenue decrease of approximately $12,159 between years. The aggregate decline in other property revenues totaled approximately $104. These declines were offset by lower rental concessions of $1,731 and lower vacancy losses of $3,697, resulting from an increase in average economic occupancy of the portfolio from 91.0% in 2002 to 92.0% in 2003. These declines in rental rates in 2003 reflect the effect of the soft economy on the Company’s primary markets coupled with a continuing over supply of new apartment units. This trend was especially true for the Company’s largest markets, Atlanta, Georgia, and Dallas, Texas, which experienced rental and other revenue declines of $5,236 and $1,016, respectively, between years.

In 2003, the Company modified its leasing strategy to focus on retaining higher average occupancy levels in 2003 as reflected above. This strategy resulted in increased year over year reductions in the average rental rate per apartment unit between periods (5.3% in 2003 compared to 2.4% in 2002), and an overall decline in year over year total rental and other revenues between years (3.1% in 2003 compared to 6.7% in 2002). In 2002, the Company’s leasing strategy focused more on maintaining average monthly rental rates than on retaining occupancy. The Company believed this strategy change was necessary to maximize its operating results under the market conditions existing in 2003, to operate the Company’s communities more efficiently at higher occupancy levels and to be in a better position to increase rental rates as market conditions improve.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,791 or 2.2% from 2002 to 2003. These expenses increased primarily due to increased property tax expenses of $661 or 2.6%, increased repairs and maintenance expenses of $567 or 6.6%, increased insurance expenses of $599 or 15.7%, and increased promotional expenses of $451 or 11.1%. Personnel expenses remained flat between years. Property tax expense increases of 2.6% resulted primarily from 2002 including larger prior year favorable tax settlements than in 2003. The increase in repairs and maintenance expenses primarily reflects increased exterior painting and exterior repairs between periods. Insurance costs increased primarily due to higher premiums caused by the volatility in insurance markets in late 2002 caused by, among other things, increased terrorism risks and lower insurance company investment returns. Promotional expenses increased primarily due to increased locator fees paid to brokers as a result of occupancy increases between periods.

Discontinued Operations

In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.

For the year ended December 31, 2004, income from discontinued operations included the results of operations of six communities, containing 1,436 units, classified as held for sale at December 31, 2004 and the results of operations of eight communities sold in 2004 through their sale date. For the years ended December 31, 2003 and 2002, income from discontinued operations included the results of operations of all communities classified as held for sale at December 31, 2004, communities sold in 2004 and the results of operations of 11 communities and one commercial property designated as held for sale and sold in 2003 and 2002 through their sale dates.

Post Properties, Inc.

Post Apartment Homes, L.P.

The revenues and expenses of these communities for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,

	2004	2003	2002

Revenues
Rental	$26,107	$52,275	$69,889
Other	2,043	3,767	4,444

Total revenues	28,150	56,042	74,333

Expenses
Property operating and maintenance (exclusive of items shown separately below)	12,316	22,949	29,455
Depreciation	2,281	8,775	13,444
Interest	3,669	7,678	11,580
Asset impairment charges	2,233	17,462	—
Minority interest in consolidated property partnerships	(238)	(419)	(284)

Total expenses	20,261	56,445	54,195

Income (loss) from discontinued operations (before minority interest)	7,889	(403)	20,138
Minority interest	(40)	153	(2,435)

Income (loss) from discontinued operations	$7,849	$(250)	$17,703

The decrease in revenues and expenses between years results from the Company’s continuing asset sales program and the impact of the continued reclassification of the operating results relating to the aggregate number of communities held for sale and sold during the periods presented. Likewise, the gains on sales of properties included in discontinued operations for each year fluctuate with the timing and amounts of such sales. A discussion of the gains on property sales for the years presented is included under the caption “Results of Operations”.

As discussed under “Liquidity and Capital Resources”, the Company expects to continue to sell real estate assets in future periods as part of its overall investment and disposition strategy. As such, the Company may continue to have additional assets classified as held for sale, however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year.

In the fourth quarter of 2004, the Company recorded an asset impairment charge of $1,607 to write-down the cost of an apartment community, located in Dallas, Texas to its estimated fair value as the asset was classified as held for sale during the fourth quarter. In the second quarter of 2004, the Company recorded an asset impairment loss of $626 to write-down the cost of an apartment community, located in Dallas, Texas, to its realized value. In the third quarter of 2003, the Company recorded a $3,344 asset impairment charge to write-down the Dallas, Texas asset sold in the second quarter of 2004 to its then estimated fair value at the date the asset was classified as held for sale. In the first quarter of 2003, the Company recorded an asset impairment charge of $14,118 to write-down the cost of the Company’s apartment community located in Phoenix, Arizona to its estimated fair value.

Additionally, should the Company change its expectations regarding the holding period for certain assets or decide to classify certain assets as held for sale, this could cause the Company to recognize impairment losses in future periods if the carrying value of these assets is not deemed recoverable.

2003 Management Transition and Severance and Proxy Contest Charges

In 2002, the Company began a planned management succession process. A new chief executive officer was named and the roles of the chairman of the board of directors and the chief executive officer were separated into individual positions. In the first quarter of 2003, the Company’s former chairman and vice chairman of the board of directors changed their status from executive officers to non-executive board members and an independent board member was elected as chairman of the board. The Company’s new chairman of the board and the chief executive officer embarked on additional management changes, which included the departures of the Company’s executive vice president and chief financial officer and executive vice president of asset management, in the second quarter of 2003. These changes and executive departures in 2003 lead to the severance charges discussed in the following paragraphs.

Post Properties, Inc.

Post Apartment Homes, L.P.

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

A summary of the change in the accrued severance balance for years ended December 31, 2004 and 2003 is included in note 7 to the consolidated financial statements. Substantially all of these remaining severance amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (9 to 12 years).

Proxy and related costs of $5,231 represent the legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount includes the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits were settled in October 2004. Substantially all of the proxy and related costs were paid in 2003.

Outlook for 2005

The Company’s outlook for 2005 is based on the expectation that apartment fundamentals will continue to steadily improve throughout the year. Rental and other revenues from fully stabilized communities are expected to increase modestly when compared to 2004, primarily driven by expected rental rate increases. However, operating expenses of fully stabilized communities are also expected to increase in 2005. The Company expects the primary drivers of this expense increase will be personnel expenses, property taxes, utility expenses and repairs and maintenance expenses, which are expected to increase mainly due to increases in exterior painting between years. Based on these assumptions for 2005, management expects stabilized community net operating income to increase modestly in 2005.

In 2005, management expects to continue to sell apartment communities and had six communities identified as held for sale, including one community classified as held for sale in 2005. These sales are expected to begin closing in the second quarter of 2005 and are expected to generate accounting gains in 2005. The expected net proceeds from these sales are intended to be used for various corporate purposes, including repayments of debt maturing in 2005 and possible common stock repurchases. Additionally, the Company, through a taxable REIT subsidiary, expects to convert two to three of its existing apartment communities into for-sale condominium units and to sell those units during 2005 and 2006. The Company expects to realize net accounting gains in 2005 for these condominium sales.

Management expects interest expense in 2005 to be lower than in 2004 due generally to lower average debt levels between years and the refinancing of maturing public debt at lower rates in 2004 and 2005. Management also expects modest declines in general and administrative expenses due primarily to reductions in estimated legal costs and in the estimated costs associated with Sarbanes-Oxley compliance.

The Company has one project under construction with a total expected cost of approximately $95,000 and expects to begin additional development projects later in 2005. In 2004, the Company added additional executive development personnel with the purpose of increasing its development and investment activities in 2005. The Company expects

Post Properties, Inc.

Post Apartment Homes, L.P.

these additional personnel resources will be dilutive to earnings in 2005 until the incremental personnel and associated costs can be fully absorbed by new development and value creation activities.

Further, the Company expects to realize a gain on the sale of an investment in a real estate technology company in the first quarter of 2005. The gain is expected to be approximately $5,200, or $0.12 per diluted share.

For the first quarter of 2005, management expects to report net income compared to a net loss in the fourth quarter of 2004. Net income for the first quarter is expected to be driven by the gain on the sale of a technology investment (discussed above). Management expects same store property net operating income to be lower when compared to the fourth quarter of 2004, primarily driven by higher projected operating expenses, due partly to resetting annual accruals for property taxes and increased utility expenses. Same store operating revenues are expected to be flat to up slightly compared to the fourth quarter of 2004. Due to the impact of changes to the MOPPRS debt (discussed above), the amortization of the remaining deferred financing costs relating to the MOPPRS debt will be increased by approximately $600 in the first quarter of 2005 to amortize the costs through the March 2005 maturity date. Expensed development costs are expected to increase in the first quarter due to increased development personnel as these increased costs will not be fully absorbed by new development activities. General and administrative costs are expected to be relatively flat compared to the fourth quarter of 2004.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities decreased from $91,549 in 2003 to $77,424 in 2004 primarily due to lower net income (before depreciation and gains on property sales) resulting from early debt extinguishment costs, costs (additional interest) associated with the termination of a debt remarketing agreement, increased general and administrative expenses (as discussed above) and reduced earnings from the dilutive impact of the Company’s asset sale and capital recycling program. The Company’s net cash provided by operating activities decreased from $119,763 in 2002 to $91,549 in 2003 primarily due to lower net income (before depreciation and gain on sale of assets) resulting from the weaker operating performance of the Company’s fully stabilized properties, the impact of proxy and severance costs paid in 2003 and reduced earnings from the dilutive impact of the Company’s asset sale and capital recycling program. The Company expects cash flows from operating activities to improve in 2005 primarily driven by the expected improved operating performance of the Company’s fully stabilized properties and the lack of cash payments for early debt extinguishments offset somewhat by the continued dilutive cash flow impact from asset and condominium sales.

Net cash provided by investing activities decreased from $234,195 in 2003 to $129,748 in 2004 primarily due to the net repayment of construction loan advances and cash distributions from unconsolidated entities in 2003 offset somewhat by the timing and amount of assets sales and acquisitions between years. Net cash used in investing activities increased from a net use of $48,821 in 2002 to net cash provided by investing activities of $234,195 in 2003 primarily due to reduced development and construction expenditures in 2003 and the net repayment of construction loan advances and cash distributions from unconsolidated entities in 2003, partially offset by reduced proceeds from wholly-owned asset sales between periods. In 2005, the Company expects to continue to be an active seller of assets both through sales of communities and through the conversion and sale of condominium units. The Company expects to reinvest a larger portion of these asset sale proceeds into increased development and acquisition activities in future periods through its recently established regional value creation teams.

Net cash used in financing activities decreased from $330,800 in 2003 to $208,383 in 2004 primarily due to having less net proceeds from investing activities to retire outstanding debt in 2004. Net cash used in financing activities increased from $69,355 in 2002 to $330,800 in 2003 primarily due to the increased repayment of outstanding debt in 2003. The proceeds used to repay consolidated debt balances in 2003 were generated from asset sale proceeds and through the repayment of construction loan advances and cash distributions from unconsolidated entities.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2005. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. These

Post Properties, Inc.

Post Apartment Homes, L.P.

operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.

For the year ended December 31, 2004, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was not sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $26,000 (including payment of $10,615 for the termination of a debt remarketing agreement and the payment of $3,837 of early debt extinguishment costs in 2004). The Company used a combination of proceeds from asset sales and line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s quarterly dividend to common shareholders of $0.45 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

For 2005, management of the Company expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $15,000 to $20,000. The Company intends to use primarily the proceeds from 2005 apartment community and condominium sales and the sale of a real estate technology investment to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The primary factor leading to the shortfall is the negative cash flow impact of sales of operating properties (discussed below) prior to the reinvestment of such proceeds. The Company’s board of directors, however, will continue to review the dividend quarterly.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of December 31, 2004 was created primarily through the Company’s asset sales program. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating and condominium conversion properties, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company intends to use the proceeds from the sale of operating and condominium conversion properties and availability under its unsecured revolving line of credit as the primary source of capital to fund its current and future development and acquisition expenditures. The Company began an active asset sale and capital recycling program in 2000 as the primary means to fund its on-going community development and acquisition program. Total net sales proceeds in 2004, 2003 and 2002 were $242,962 (including $104,325 of debt assumed), $163,560 and $182,216, respectively. Additionally in 2003, the Company received net proceeds of approximately $75,000 (including the repayment of the construction loan from the venture) from the sale of one apartment community held in an unconsolidated entity. A more detailed discussion of the assets sales is included in note 5 to the consolidated financial statements.

In the first half of 2004, the Company sold eight apartment communities, containing 3,880 units, as part of an asset sales program designed to focus its operations in fewer markets, maintain the low average age and high quality of the portfolio and reduce the Company’s market concentrations in Atlanta, Georgia and Dallas, Texas. These sales generated significant capital gains for tax purposes in 2004. The Company was able to use its regular quarterly dividend of $0.45 per share to distribute these capital gains to shareholders in 2004. At December 31, 2004, the Company had six additional communities, one of which will be converted and sold as condominiums, classified as held for sale. The five apartment communities at December 31, 2004 (plus one additional community classified as held for sale in January 2005) expected to be sold in 2005 are expected to generate net proceeds of $195,000 to $210,000, including the assumption and/or repayment of associated tax-exempt secured debt of approximately $81,560. The Company also expects to generate additional sales proceeds from the sale of converted condominium units. It is the current intent of management to continue to recycle capital through selling assets and reinvesting the proceeds as a strategy to diversify the cash flows of the Company across its markets and focus on building critical mass in fewer markets.

In 2004, the Company used a portion of the proceeds from its asset sales program to redeem its $50,000 7.625% Series C preferred stock, its $70,000 8.0% Series D preferred units and to repay maturing debt. As discussed below, the Company plans to continue to use these sale proceeds and its line of credit borrowing capacity to repay its

Post Properties, Inc.

Post Apartment Homes, L.P.

maturing unsecured notes (including the MOPPRS) in 2005. Additionally in October 2004, the Company purchased and retired $87,957 of the Company’s 8.125% medium term unsecured notes through a public tender offer. Thereafter in October 2004, the Company issued $100,000 of new unsecured notes, the proceeds of which were used to repay borrowings under the Company’s revolving credit facility used to retire the previously tendered notes. The senior notes bear interest at 5.125% and mature in October 2011. The $87,957, 8.125% medium term notes were retired early, at a prepayment cost of approximately $4,011, in order to reduce the size of the Company’s 2005 debt repayment and refinancing risk (from approximately $300,000 to $212,000, including the MOPPRS) and to lock-in lower interest rates.

At December 31, 2004, the Company had available credit facility borrowing capacity of approximately $317,000 under its line of credit facilities. The Company’s credit facilities with total capacity of $370,000 mature in January 2007. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 3 to the consolidated financial statements. Management believes it will have adequate capacity under its facilities to execute its 2005 business plan and meet its short-term liquidity requirements without a significant level of additional asset sales (other than those asset sales discussed above) or other secured and unsecured debt financings. In 2005, the Company has approximately $212,000 of maturing unsecured notes (including the MOPPRS). The notes are expected to be repaid from a combination of asset sale proceeds, the available capacity under the credit facilities and possibly through the issuance of unsecured notes.

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2004, were as follows:

	Obligation Due Date

		1 Year or	2-3	4-5	After
Contractual Obligations	Total	Less	Years	Years	5 Years

Long-term debt(1)	$1,078,730	$218,119	$242,462	$86,557	$531,592
Lines of credit(2)	50,748	—	50,748	—	—
Operating leases(3)	173,495	1,534	3,004	3,037	165,920
Other long-term obligations(4)	21,415	3,970	6,150	4,901	6,394
Development and construction obligations(5)	75,512	19,184	56,328	—	—

	$1,399,900	$242,807	$358,692	$94,495	$703,906

(1)	Amounts include principal payments only. The Company paid $66,992, $78,822 and $79,115 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company will pay interest on outstanding indebtedness based on the rates and terms summarized in note 3 to the consolidated financial statements.
(2)	At December 31, 2004, the Company had issued letters of credit to third parties totaling $1,828 under its credit facility arrangements.
(3)	Primarily includes ground leases relating to apartment communities owned by the Company.
(4)	Represents amounts committed to current and former executive officers under the terms of employment and settlement agreements.
(5)	Represents estimated remaining amounts necessary to complete one project currently under development, including amounts due under general construction contracts.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $14,515, $15,865 and $14,857 for the years ended December 31, 2004, 2003 and 2002, respectively. Based on the size of the Company’s operating property portfolio at December 31, 2004, the Company expects that its capital expenditures in 2005 will be modestly higher than the amount incurred in 2004 as the Company seeks to maintain the operating performance of its assets.

At December 31, 2004, the Company had outstanding interest rate swap derivative financial instruments with a notional value of approximately $123,000 with maturity dates ranging from 2005 to 2009. The contractual payment terms of these arrangements are summarized in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K. Additional information regarding the accounting and disclosure of these arrangements is included in note 13 to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

The Company holds investments in three unconsolidated entities. Each of these unconsolidated entities has third-party mortgage indebtedness and the aggregate indebtedness totaled $83,468 at December 31, 2004. As discussed in

Post Properties, Inc.

Post Apartment Homes, L.P.

note 4 to the consolidated financial statements, the Company has outstanding a limited guarantee and indemnity relating to certain customary non-recourse carve-out provisions and environmental matters on one of these loans with a maximum potential net exposure to the Company of $1,750. The Company believes that is not reasonably likely that it will be required to fund any obligations under this arrangement.

Long-term Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2004 is included in note 3 to the consolidated financial statements. A summary of changes in secured and unsecured debt in 2004 is discussed below.

In March 2004, the Company closed a $35,000 secured, fixed rate mortgage note payable in a consolidated real estate entity. The note bears interest at 4.27%, requires monthly interest only payments through March 2007 and monthly principal and interest payments based on a 30-year amortization schedule from April 2007 through the note maturity date in March 2009.

Additionally, in March 2004, one of the Company’s unconsolidated entities repaid its outstanding construction note payable to the Company of $53,916 through the proceeds from a third-party non-recourse permanent mortgage note totaling $50,000 and from member equity contributions. The mortgage note bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008.

Upon their maturity on April 1, 2004, the Company repaid $13,000 of its 7.30% medium term, unsecured notes, using its available cash balances and borrowings under its unsecured lines of credit.

In conjunction with an apartment community acquisition (see note 5) in June 2004, the Company assumed a secured, fixed rate mortgage note payable. The mortgage note was valued at $49,496 yielding an effective interest rate of 4.7%. The mortgage note bears interest at a coupon rate of 6.8%, requires monthly principal and interest payments and matures in 2007. Also in June 2004, the Company sold certain apartment communities subject to the assumption of $104,325 of tax exempt mortgage indebtedness (see note 5). As a result of this debt assumption, the Company recorded a loss on early extinguishment of indebtedness of $4,128 ($3,849 net of minority interest) related to the write-off of unamortized deferred financing costs of $3,187 ($2,972 net of minority interest) relating to such assumed indebtedness and the realization of a $941 ($877 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.

Upon their maturity in September 2004, the Company repaid $10,000 of its 6.69% medium term, unsecured notes from available borrowings under its unsecured line of credit.

In October 2004, the Company purchased and retired $87,957 of the Company’s 8.125% medium term unsecured notes through a public tender offer using available borrowings under its unsecured lines of credit. Subsequent to the debt retirement, $62,043 of 8.125% medium term notes remained outstanding with a maturity in June 2005. The Company recorded a fourth quarter loss on the early extinguishment of this indebtedness of approximately $4,011 representing the debt repurchase premiums, the expenses of the tender offer and the write-off of the deferred loan costs associated with the retired indebtedness. In addition, in October 2004, the Company issued $100,000 of unsecured notes. The notes bear interest at 5.125% and mature in October 2011. The net proceeds from the unsecured notes were used to repay amounts outstanding under the Company’s unsecured lines of credit.

Post Properties, Inc.

Post Apartment Homes, L.P.

Stock Repurchase Program

In the fourth quarter of 2004, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2006. Under its previous stock repurchase program which expired on December 31, 2004, the Company repurchased $2,268 of common stock and $120,000 of preferred stock and units during 2004.

Subsequent to year-end through February 28, 2005, the Company has repurchased approximately 144 shares of its common stock totaling approximately $4,614 under an existing 10b5-1 stock purchase plan, which expires on March 31, 2005.

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

Acquisition of assets and community improvement and other capitalized expenditures for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

	Year Ended December 31,

	2004	2003	2002

New community development and acquisition activity(1)	$43,708	$24,914	$152,163
Revenue generating additions and improvements(2)	26	1,240	2,035
Nonrecurring capital expenditures(3)	4,605	5,152	3,441
Recurring capital expenditures(4)
Carpet replacements	3,387	3,049	2,755
Other community additions and improvements	6,497	6,424	6,626
Corporate additions and improvements	681	799	1,100

	$58,904	$41,578	$168,120

Other Data
Capitalized interest	$1,078	$3,555	$13,223

Capitalized internal personnel and associated costs(5)	$998	$1,566	$5,196

(1)	Reflects aggregate community development and acquisition costs, exclusive of the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.

Post Properties, Inc.

Post Apartment Homes, L.P.

Current Development Activity

At December 31, 2004, the Company had one community under development containing 350 apartment and for-sale condominium units. This community is summarized in the table below.

			Costs			Estimated
		Estimated	Incurred	Quarter of	Quarter of	Quarter of
	Number of	Construction	as of	Construction	First Units	Stabilized
Metropolitan Area	Units	Cost	12/31/2004	Start	Available	Occupancy(1)

	($ in millions)
Construction/Lease-up Communities
Washington D.C.
Post CarlyleTM — Apartments and Condominiums(2)	350	$95	$20	4Q’04	2Q’06	2Q’07

Construction/Lease-up Communities	350	$95	$20

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	The condominium component of the project, consisting of 145 units, will be developed through a taxable REIT subsidiary in a majority owned joint venture with a Washington D.C. based developer.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

A reconciliation of net income available to common shareholders to FFO is provided below.

	Year-ended December 31,

	2004	2003	2002

Net income available to common shareholders	$76,368	$2,707	$49,297
Minority interest of common unitholders — continuing operations	(2,283)	(3,801)	2,334
Minority interest in discontinued operations(1)	7,461	4,142	4,438
Gains on property sales — continuing operations	—	—	(13,275)
Gains on property sales — unconsolidated entities	—	(8,395)	—
Gains on property sales — discontinued operations	(113,739)	(40,792)	(27,921)
Depreciation on wholly-owned real estate assets, net(2)	81,433	84,530	82,917
Depreciation on real estate assets held in unconsolidated entities	1,328	1,567	1,104

Funds from operations available to common shareholders	$50,568	$39,958	$98,894

Cash flow provided by (used in):
Operating activities	$77,424	$91,549	$119,763
Investing activities	$129,748	$234,195	$(48,821)
Financing activities	$(208,383)	$(330,800)	$(69,355)
Weighted average shares outstanding — basic	39,777	37,688	36,939
Weighted average shares and units outstanding — basic	42,474	42,134	42,021
Weighted average shares outstanding — diluted(3)	39,892	37,699	36,954
Weighted average shares and units outstanding — diluted(3)	42,589	42,145	42,036

(1)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.
(2)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.
(3)	Diluted weighted average shares and units for the years ended December 31, 2004 and 2003 include 115 and 11 shares and units, respectively, that were antidilutive to all income (loss) per share computations under generally accepted accounting principles.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2004, the Company had $174,248 of variable rate debt tied to LIBOR. In addition, the Company had $110,055 in variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

	Expected Maturity Date

							There-
	2005		2006	2007	2008	2009	after	Total	Fair Value

	(in thousands)
Debt obligations
Long-term debt:
Fixed rate	$191,534	(6)	$79,779	$156,583	$2,822	$74,036	$340,421	$845,175	$891,579

Average interest rate			7.24%	6.93%	6.43%	5.75%	5.47%	6.6%	6.6%
Floating rate
LIBOR-based and other:
Cash management line(1)(2)	—		—	10,748	—	—	—	10,748	10,748
MTN(1)(3)	25,000		—	—	—	—	—	25,000	25,000
Revolver(1)(2)	—		—	40,000	—	—	—	40,000	40,000
FNMA(4)	1,385		1,490	1,610	1,735	1,865	90,415	98,500	98,500

Total LIBOR-based and other	26,385		1,490	52,358	1,735	1,865	90,415	174,248	174,248
Tax-exempt(5)	200		1,200	1,800	3,000	3,100	100,755	110,055	110,055

Total floating rate debt	26,585		2,690	54,158	4,735	4,965	191,170	284,303	284,303

Total debt	$218,119		$82,469	$210,741	$7,557	$79,001	$531,591	$1,129,478	$1,175,882

(1)	Interest on these debt instruments is based on LIBOR plus 0.75% at December 31, 2004. At December 31, 2004, the one-month LIBOR rate was 2.4%.
(2)	Assumes the Company’s Revolver and Cash Management lines of credit are repaid at their maturity dates.
(3)	Through an interest rate swap transaction, the interest rate on this note is fixed at 7.28%.
(4)	In December 2000, the Company entered into a swap transaction that fixed the rate on the note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.
(5)	At December 31, 2004, the FNMA “AAA” tax exempt rate was 2.00%. Interest on these debt instruments is equal to the FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. The Company has purchased an interest rate cap that limits the Company’s exposure to increases in the base rate to 5.00%.
(6)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). As discussed in note 3 to the consolidated financial statements, the MOPPRS are subject to mandatory tender in March 2005. As such, the $100,000 outstanding debt balance is included in 2005 maturities in the table.

Post Properties, Inc.

Post Apartment Homes, L.P.

				Expected
		Average	Average	Settlement	Fair Value
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Asset (Liab.)

Interest Rate Swaps
Variable to fixed	$104,000 amortizing to
	90,270	6.04%	1 month LIBOR	7/31/09	$(8,833)
Variable to fixed	25,000	6.53%	3 month LIBOR	2/01/05	(94)
Interest rate cap	95,295	5.00%	—	2/01/08	95
Interest rate cap	14,760	5.00%	—	2/01/08	15

					$(8,817)

As more fully described in note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $98,500 FNMA borrowings and $25,000 medium-term notes effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2004, would increase or decrease by approximately $1,608 on an annualized basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 15(a) and are filed as part of this report on the pages indicated. The supplementary data are included in note 17 of the Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of the Company’s independent registered public accounting firm are included in Part IV, Item 15 of this annual report on Form 10-K and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

Post Properties, Inc.

Post Apartment Homes, L.P.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the heading “Corporate Governance” and the section under the headings “Proposal 1 — Election of Directors” entitled “Nominees for Election to Serve until the 2006 Annual Meeting,” of the Proxy Statement for Annual Meeting of Shareholders to be held May 19, 2005 (the “Proxy Statement”) are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading “Other Matters” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website at www.postproperties.com under the “Corporate Governance” caption. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The sections under the heading “Corporate Governance” entitled “Director Compensation” of the Proxy Statement and the sections under the heading titled “Executive Compensation” entitled “Summary Compensation Table,” “Option Grants Table,” “Fiscal Year-End Option Value Table,” “Long Term Incentive Plan Table,” “Employee Agreements and Change of Control Agreements,” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement are incorporated herein by reference.

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

The sections under the heading titled “Principal Accountant Fees and Services” of the Proxy Statement are incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) 1. and 2. Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

INDEX TO FINANCIAL STATEMENTS

Page

POST PROPERTIES, INC.
Consolidated Financial Statements:
Management’s Report on Internal Control over Financial Reporting	52
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2004 and 2003	54
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	55
Consolidated Statements of Shareholders’ Equity and Accumulated Earnings for the Years Ended
December 31, 2004, 2003 and 2002	56
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	58
Notes to the Consolidated Financial Statements	59
POST APARTMENT HOMES, L.P.
Consolidated Financial Statements:
Management’s Report on Internal Control over Financial Reporting	84
Report of Independent Registered Public Accounting Firm	85
Consolidated Balance Sheets as of December 31, 2004 and 2003	86
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	87
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2004, 2003 and 2002	88
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	89
Notes to the Consolidated Financial Statements	90
Schedule III:
Real Estate and Accumulated Depreciation	113

All other schedules are omitted because they are either not applicable or not required.

Post Properties, Inc.

Post Apartment Homes, L.P.

Post Properties, Inc.

Consolidated Financial Statements
December 31, 2004 and 2003

Post Properties, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control — Integrated Framework, the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Post Properties, Inc.:

We have completed an integrated audit of Post Properties, Inc. 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a), that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Atlanta, Georgia

March 15, 2005

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,

	2004	2003

Assets
Real estate assets
Land	$266,520	$254,000
Building and improvements	1,887,514	1,883,582
Furniture, fixtures and equipment	214,954	214,002
Construction in progress	19,527	12,946
Land held for future development	18,910	11,994

	2,407,425	2,376,524
Less: accumulated depreciation	(498,367)	(436,245)
Assets held for sale, net of accumulated depreciation of $26,332 and $74,614 at December 31, 2004 and 2003, respectively	68,661	145,238

Total real estate assets	1,977,719	2,085,517
Investments in and advances to unconsolidated real estate entities	21,320	74,786
Cash and cash equivalents	123	1,334
Restricted cash	1,844	2,065
Deferred charges, net	15,574	16,373
Other assets	37,262	35,376

Total assets	$2,053,842	$2,215,451

Liabilities and shareholders’ equity
Indebtedness, including $34,060 and $119,085 of debt secured by assets held for sale at December 31, 2004 and 2003, respectively	$1,129,478	$1,186,322
Accounts payable and accrued expenses	58,837	65,872
Dividend and distribution payable	19,203	19,509
Accrued interest payable	7,677	6,923
Security deposits and prepaid rents	7,236	7,890

Total liabilities	1,222,431	1,286,516

Minority interest of preferred unitholders in Operating Partnership	—	70,000

Minority interest of common unitholders in Operating Partnership	43,341	62,409

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
7 5/8% Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 0 and 2,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	20
Common stock, $.01 par value, 100,000 authorized:
40,164 and 39,676 shares issued, 40,164 and 38,686 shares outstanding at December 31, 2004 and 2003, respectively	401	396
Additional paid-in capital	775,221	849,632
Accumulated earnings	25,075	—
Accumulated other comprehensive loss	(8,668)	(12,362)
Deferred compensation	(3,988)	(4,424)

	788,070	833,291
Less common stock in treasury, at cost, 0 and 990 shares at December 31, 2004 and 2003, respectively	—	(36,765)

Total shareholders’ equity	788,070	796,526

Total liabilities and shareholders’ equity	$2,053,842	$2,215,451

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Revenues
Rental	$281,664	$269,400	$265,301
Other property revenues	17,166	15,900	15,435
Other	1,000	457	260

Total revenues	299,830	285,757	280,996

Expenses
Property operating and maintenance (exclusive of items shown separately below)	132,738	124,178	117,030
Depreciation	83,029	81,201	74,482
General and administrative	21,275	15,102	14,430
Development costs and other	1,337	2,137	694
Proxy contest and related costs	—	5,231	—
Severance charges	—	21,506	—

Total expenses	238,379	249,355	206,636

Operating Income	61,451	36,402	74,360
Interest income	817	894	1,288
Interest expense	(65,415)	(63,182)	(50,231)
Termination of debt remarketing agreement (interest expense)	(10,615)	—	—
Loss on early extinguishment of indebtedness	(4,011)	—	(136)
Amortization of deferred financing costs	(4,304)	(3,801)	(2,327)
Equity in income (loss) of unconsolidated real estate entities	1,083	7,790	(1,591)
Gains on property sales	—	—	13,275
Minority interest in consolidated property partnerships	671	1,605	1,771
Minority interest of preferred unitholders	(3,780)	(5,600)	(5,600)
Minority interest of common unitholders	2,283	3,801	(2,334)

Income (loss) from continuing operations	(21,820)	(22,091)	28,475

Discontinued operations
Income (loss) from discontinued operations, net of minority interest	7,849	(250)	17,703
Gains on property sales, net of minority interest	106,039	36,497	14,568
Loss on early extinguishment of indebtedness associated with property sales, net of minority interest	(3,849)	—	—

Income from discontinued operations	110,039	36,247	32,271

Net income	88,219	14,156	60,746
Dividends to preferred shareholders	(8,325)	(11,449)	(11,449)
Redemption costs on preferred stock and units	(3,526)	—	—

Net income available to common shareholders	$76,368	$2,707	$49,297

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$(0.85)	$(0.89)	$0.46
Income from discontinued operations	2.77	0.96	0.87

Net income available to common shareholders	$1.92	$0.07	$1.33

Weighted average common shares outstanding — basic	39,777	37,688	36,939

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$(0.85)	$(0.89)	$0.46
Income from discontinued operations	2.77	0.96	0.87

Net income available to common shareholders	$1.92	$0.07	$1.33

Weighted average common shares outstanding — diluted	39,777	37,688	36,954

Common dividends declared	$1.80	$1.80	$3.12

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per share data)

					Accumulated
					Other
			Additional		Comprehensive
	Preferred	Common	Paid-in	Accumulated	Income	Deferred	Treasury
	Stock	Stock	Capital	Earnings	(Loss)	Compensation	Stock	Total

Shareholders’ Equity and Accumulated
Earnings, December 31, 2001	$49	$396	$1,010,954	$—	$(5,864)	$(445)	$(103,573)	$901,517
Comprehensive income
Net income	—	—	—	60,746	—	—	—	60,746
Net change in derivative value, net of minority interest	—	—	—	—	(8,958)	—	—	(8,958)

Total comprehensive income								51,788
Proceeds from employee stock purchase and stock option plans	—	—	(218)	—	—	—	1,472	1,2,,054
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	(4,561)	—	—	—	10,217	5,656
Restricted stock issuances, net of forfeitures	—	—	(18)	—	—	(459)	477	—
Amortization of deferred compensation	—	—	—	—	—	265	—	265
Dividends to preferred shareholders	—	—	—	(11,449)	—	—	—	(11,449)
Dividends to common shareholders	—	—	(66,035)	(49,297)	—	—	—	(115,332)

Shareholders’ Equity and Accumulated Earnings, December 31, 2002	49	396	940,122	—	(14,822)	(639)	(91,407)	833,699
Comprehensive income
Net income	—	—	—	14,156	—	—	—	14,156
Net change in derivative value, net of minority interest	—	—	—	—	2,460	—	—	2,460

Total comprehensive income								16,616
Proceeds from employee stock purchase and stock option plans	—	—	(1,341)	—	—	—	5,480	4,139
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	(22,096)	—	—	—	42,898	20,802
Stock-based compensation	—	—	218	—	—	—	—	218
Restricted stock issuances, net of forfeitures	—	—	(1,737)	—	—	(4,527)	6,264	—
Amortization of deferred compensation	—	—	—	—	—	742	—	742
Dividends to preferred shareholders	—	—	—	(11,449)	—	—	—	(11,449)
Dividends to common shareholders	—	—	(65,534)	(2,707)	—	—	—	(68,241)

Shareholders’ Equity and Accumulated Earnings, December 31, 2003	$49	$396	$849,632	$—	$(12,362)	$(4,424)	$(36,765)	$796,526

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS — (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per share data)

					Accumulated
					Other
				Additional	Comprehensive
	Preferred	Common	Paid-in	Accumulated	Income	Deferred	Treasury
	Stock	Stock	Capital	Earnings	(Loss)	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2003	$49	$396	$849,632	$—	$(12,362)	$(4,424)	$(36,765)	$796,526
Comprehensive income
Net income	—	—	—	88,219	—	—	—	88,219
Net change in derivative value, net of minority interest	—	—	—	—	3,694	—	—	3,694

Total comprehensive income	—	—	—	—	—	—	—	91,913
Proceeds from employee stock purchase and stock option plans	—	5	6,115	—	—	—	4,345	10,465
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	(14,042)	—	—	—	33,890	19,848
Redemption of preferred stock	(20)	—	(49,980)	—	—	—	—	(50,000)
Stock-based compensation	—	—	633	—	—	—	—	633
Restricted stock issuances, net of forfeitures	—	—	(125)	—	—	(673)	798	—
Amortization of deferred compensation	—	—	—	—	—	1,109	—	1,109
Treasury stock acquisitions	—	—	—	—	—	—	(2,268)	(2,268)
Dividends to preferred shareholders	—	—	—	(8,325)	—	—	—	(8,325)
Dividends to common shareholders	—	—	(17,012)	(54,819)	—	—	—	(71,831)

Shareholders’ Equity and Accumulated Earnings, December 31, 2004	$29	$401	$775,221	$25,075	$(8,668)	$(3,988)	$—	$788,070

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Cash Flows From Operating Activities
Net income	$88,219	$14,156	$60,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,310	89,975	87,927
Amortization of deferred financing costs	4,304	3,801	2,327
Minority interest of preferred unitholders in Operating Partnership	3,780	5,600	5,600
Minority interest of common unitholders in Operating Partnership	(2,283)	(3,801)	2,334
Minority interest in discontinued operations	7,461	4,141	4,438
Gains on property sales — discontinued operations	(113,739)	(40,792)	(16,571)
Gains on property sales — continuing operations	—	—	(13,275)
Asset impairment charges	2,233	17,462	—
Equity in (income) losses of unconsolidated real estate entities, net of distributions of accumulated earnings	(694)	(7,790)	1,591
Stock-based compensation	1,785	1,071	—
Loss on early extinguishment of indebtedness	4,302	—	—
Changes in assets, (increase) decrease in:
Restricted cash	221	(696)	(54)
Other assets	(2,858)	4,676	8,098
Deferred charges	(361)	(2,210)	(1,226)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	754	(2,071)	(666)
Accounts payable and accrued expenses	(356)	8,387	(20,740)
Security deposits and prepaid rents	(654)	(360)	(766)

Net cash provided by operating activities	77,424	91,549	119,763

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(42,777)	(24,179)	(150,792)
Net proceeds from property sales	138,637	163,560	182,216
Capitalized interest	(1,078)	(3,555)	(13,223)
Recurring capital expenditures	(9,884)	(9,473)	(9,381)
Non-recurring capital expenditures	(4,605)	(5,152)	(3,441)
Revenue generating capital expenditures	(26)	(1,240)	(2,035)
Corporate additions and improvements	(681)	(799)	(1,100)
Distributions from (investments in and advances to) unconsolidated entities	53,968	115,033	(51,065)
Capital distributions to minority interests	(3,806)	—	—

Net cash provided by (used in) investing activities	129,748	234,195	(48,821)

Cash Flows From Financing Activities
Proceeds from indebtedness	135,000	—	95,500
Payments on indebtedness	(115,753)	(103,875)	(47,632)
Payments of financing costs	(5,631)	—	(561)
Lines of credit proceeds (repayments), net	(21,262)	(124,358)	30,167
Redemption of preferred stock	(50,000)	—	—
Redemption of preferred units	(70,000)	—	—
Treasury stock acquisitions	(2,268)	—	—
Proceeds from employee stock purchase and stock option plans	10,465	4,139	1,254
Distributions to preferred unitholders	(4,246)	(5,600)	(5,600)
Distributions to common unitholders	(5,219)	(9,789)	(15,972)
Dividends paid to preferred shareholders	(8,325)	(11,449)	(11,449)
Dividends paid to common shareholders	(71,144)	(79,868)	(115,062)

Net cash used in financing activities	(208,383)	(330,800)	(69,355)

Net increase (decrease) in cash and cash equivalents	(1,211)	(5,056)	1,587
Cash and cash equivalents, beginning of period	1,334	6,390	4,803

Cash and cash equivalents, end of period	$123	$1,334	$6,390

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2004, the Company owned 24,905 apartment units in 66 apartment communities, including 666 apartment units in three communities held in unconsolidated entities, including 205 apartment units currently under development in one community and including 127 units in one community that will be converted into for-sale condominium homes through a taxable REIT subsidiary starting in 2005. The Company is also developing 145 for-sale condominium homes through a taxable subsidiary. Subsequent to December 31, 2004, the Company announced plans to convert another community, containing 134 units, into for-sale condominium homes. At December 31, 2004, approximately 51.6%, 17.6%, 9.0% and 8.0% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, Tampa and the greater Washington D.C. metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

At December 31, 2004, the Company had outstanding 40,164 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing an 94.1% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 2,499 at December 31, 2004 and represented a 5.9% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 93.7%, 89.5% and 87.9% for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Certain items in the 2003 and 2002 consolidated financial statements were reclassified for comparative purposes with the 2004 consolidated financial statements.

Cost capitalization

The Company capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Non-recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the major renovation of communities, the new installation of water sub-metering equipment and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Company expenses as incurred all interior and exterior painting of communities.

For communities under development, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest is capitalized to projects under development based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December, 31, 2004, 2003 and 2002 were approximately 7.3%, 7.0% and 6.8%, respectively. Internal personnel and associated costs are capitalized to projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such communities.

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

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s investment committee and after an actual program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Effective January 1, 2002 (through the implementation of SFAS No. 144), the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Company’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and sold. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale subsequent to January 1, 2002. Additionally, gains and losses on assets designated as held for sale subsequent to January 1, 2002 are classified as part of discontinued operations.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

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

Stock-based compensation

On January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” For stock-based compensation granted prior to January 1, 2003, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption prescribed by SFAS No. 123 and SFAS No. 148, the Company reflects as an expense each period the vested portion of the estimated cost of stock-based compensation, calculated under the Black-Scholes option pricing model for stock options, for all stock-based compensation granted after January 1, 2003. For stock-based compensation granted prior to December 31, 2002, compensation expense was not recognized for stock options granted at the Company’s current stock price on the grant date. As a result, the Company’s general and administrative expenses may not be comparable between periods.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

The following table reflects the effect on the Company’s net income and net income per common share had the fair value method of accounting under SFAS No. 123 been applied for each year.

	2004	2003	2002

Net income available to common shareholders
As reported	$76,368	$2,707	$49,297
Stock-based compensation included in net income as reported, net of minority interest	1,672	958	233
Stock-based compensation determined under the fair value method, net of minority interest	(1,735)	(1,088)	(732)

Pro forma	$76,305	$2,577	$48,798

Net income per common share — basic
As reported	$1.92	$0.07	$1.33
Pro forma	$1.92	$0.07	$1.32
Net income per common share — diluted
As reported	$1.92	$0.07	$1.33
Pro forma	$1.92	$0.07	$1.32

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company uses derivative financial instruments, interest rate swap and interest rate cap arrangements, to manage or hedge its exposure to interest rate changes. The Company designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS 133, as amended, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a shareholders’ equity account, until the hedged transactions are recognized in earnings. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

Cash and cash equivalents

For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted cash

Restricted cash is generally comprised of resident security deposits for communities located in Florida and Tennessee and required maintenance reserves for communities located in DeKalb County, Georgia.

Deferred financing costs

Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related debt.

Per share data

The Company reports both basic and diluted earnings per share amounts. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options. Common share equivalents are excluded from the computations in years in which they have an anti-dilutive effect.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Conversion of common units in the Operating Partnership

In accordance with the conclusions summarized in Emerging Issue Task Force, Issue No. 95-7, “Implementation Issues Related to the Treatment of Minority Interests In Certain Real Estate Investment Trusts,” the Company accounts for the conversion of original sponsors’ common units in the Operating Partnership into shares of company common stock at the net book value of the minority interest acquired. These transactions result in a reduction in the minority interest of common unit holders in the Operating Partnership and a corresponding increase in shareholders’ equity in the accompanying consolidated balance sheet at the date of conversion.

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

New accounting pronouncements

In 2004 and 2003, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Company in 2004 and in future periods are discussed below.

FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in December 2003. FIN No. 46R requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The provisions of FIN No. 46R generally became applicable in the fourth quarter of 2003 and the first quarter of 2004 depending on the nature and timing of the legal entities involves in these types of relationships. The Company currently does not have any interests in special purpose entities or other variable interest entities, as defined in FIN No. 46R.

SFAS No. 123R, “Share-Based Payment”, was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also supersedes the provisions of APB No. 25. The provisions of SFAS No. 123R are effective as of the beginning of the Company’s interim reporting period starting after June 15, 2005. The Company plans to adopt the provisions of SFAS No. 123R in the third quarter of 2005 and is currently evaluating the alternative methods of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R is not expected to have a significant impact on the Company’s financial position or results of operations.

2.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,

	2004	2003

Deferred financing costs	$33,542	$37,289
Other	4,350	4,424

	37,892	41,713
Less: accumulated amortization	(22,318)	(25,340)

	$15,574	$16,373

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

3.	INDEBTEDNESS

At December 31, 2004 and 2003, the Company’s indebtedness consisted of the following:

					December 31,
				Maturity
Description	Payment Terms	Interest Rate		Date	2004	2003

Unsecured Notes
Senior Notes	Int.	5.125% - 7.70%		2006-2011	$385,000	$285,000
Medium Term Notes	Int.	6.78% - 8.12%	(1)	2005	212,043	323,000

					597,043	608,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.75%	(2)	2007	40,000	60,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	10,748	12,010

					50,748	72,010

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(3)	2029	98,500	99,800
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	273,132	192,132

					371,632	291,932

Tax Exempt Floating Rate Bonds (Secured)	Int.	2.00%	(4)	2025	110,055	214,380

Total					$1,129,478	$1,186,322

(1)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The annual interest rate on these securities to March 2005 is 6.85%. As a result of the termination of the remarketing agreement related to this debt, the debt is subject to mandatory tender by the Company in March 2005 (see below for discussion).
(2)	Represents stated rate. At December 31, 2004, the weighted average interest rate was 2.76%.
(3)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement after which time it is prepayable at the option of the Company without prepayment penalty.
(4)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2004 before credit enhancements. At December 31, 2004, the Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

2005	$218,119	(2)
2006	82,469
2007	210,741	(3)
2008	7,556
2009	79,001
Thereafter	531,592

	$1,129,478

(1)	Aggregate maturities of debt for the years presented include repayments of tax-exempt debt of $0 in 2005, $500 in 2006, $1,200 in 2007, $2,200 in 2008 and $2,400 in 2009 relating to three apartment communities expected to be sold in 2005, and include $200 in 2005, $700 in 2006, $600 in 2007, $800 in 2008 and $700 in 2009 relating to two apartment communities held for investment. The principal repayments relate to certain principal reserve requirements under the applicable debt arrangements commencing in July 2005. The Company expects

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

to either retire the debt upon sale of the communities or refinance the debt to eliminate or defer these principal reserve requirements in 2005, however, there can be no assurance that it will be able to do so.
(2)	Includes $100,000 MOPPRS indebtedness subject to mandatory tender by the Company in March 2005 (see below for discussion).
(3)	Includes outstanding balance on lines of credit totaling $50,748.

Debt issuances, retirements and modifications

In December 2004, the Company terminated a remarketing agreement related to its $100,000, 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) due in March 2015. In connection with the termination of the remarketing agreement, the Company paid $10,615 (interest expense), including transaction expenses. Under the provisions of the remarketing agreement, the remarketing agent had the right to remarket the $100,000 unsecured notes in March 2005 for a ten-year term at an interest rate calculated as 5.715% plus the Company’s then current credit spread to the ten-year treasury rate. As a result of the termination of the remarketing agreement, the underlying debt matures in March 2005.

In October 2004, the Company purchased and retired $87,957 of the Company’s 8.125% medium term, unsecured notes through a tender offer using available borrowings under its unsecured lines of credit. Subsequent to the debt retirement, $62,043 of the 8.125% medium term notes remain outstanding with a maturity in June 2005. In the fourth quarter of 2004, the Company recorded a loss on the early extinguishment of this indebtedness of $4,011 representing the debt repurchase premiums, the expenses of the tender offer and the write-off of the unamortized deferred financing costs associated with the retired indebtedness.

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

In conjunction with an apartment community acquisition (see note 5) in June 2004, the Company assumed a secured, fixed rate mortgage note payable. The mortgage note was valued at $49,496 yielding an effective rate of 4.7%. The mortgage note bears interest at a coupon rate of 6.8%, requires monthly principal and interest payments and matures in 2007.

In June 2004, the Company sold certain apartment communities subject to the assumption of $104,325 of tax exempt mortgage indebtedness (see note 5). As a result of this debt assumption, the Company recorded a loss on early extinguishment of indebtedness of $4,128 ($3,849 net of minority interest) related to the write-off of unamortized deferred financing costs of $3,187 ($2,972 net of minority interest) relating to such assumed indebtedness and the realization of a $941 ($877 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.

Upon their maturity in April 2004, the Company repaid $13,000 of 7.30% medium term, unsecured notes, using its available cash balances and borrowings under its unsecured lines of credit.

In March 2004, the Company closed a $35,000 secured, fixed rate mortgage note payable in a consolidated real estate entity. The note bears interest at 4.27%, requires monthly interest only payments through March 2007 and monthly principal and interest payments based on a 30-year amortization schedule from April 2007 through the note maturity date in March 2009.

Unsecured lines of credit

In January 2004, the Company refinanced its previous revolving line of credit with a new $350,000 three-year unsecured revolving line of credit (the “Revolver”) that matures in January 2007. The Revolver, as amended in December 2004, has a current stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver currently requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the higher of the Company’s unsecured debt

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. At December 31, 2004, the Company had issued letters of credit to third parties totaling $1,828 under this facility.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in January 2007 and carries pricing and terms, including debt covenants, substantially consistent with those of the Revolver.

Interest paid

Interest paid (including capitalized amounts of $1,078, $3,555 and $13,223 for the years ended December 31, 2004, 2003 and 2002, respectively), aggregated $66,992, $78,822 and $79,115 for the years ended December 31, 2004, 2003 and 2002, respectively.

Pledged assets

The aggregate net book value at December 31, 2004 of property pledged as collateral for indebtedness amounted to approximately $545,531.

4.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2004, the Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a recently developed apartment community. At December 31, 2004, each of the apartment communities had achieved stabilized occupancy. The Company holds a 35% equity interest in the Property LLCs. The initial development costs of the apartment communities were funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,571 at December 31, 2004. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Property LLCs.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

In June 2003, the underlying apartment community held by a fourth Property LLC was sold. The financial information below for the year ended December 31, 2003 reflects the gain on property sale of $26,179 and the operating results of this Property LLC as discontinued operations through the sale date. The Company’s share of this gain of $8,395 is included in the Company’s share of net income (loss) shown in the table below.

The operating results of the Company include its allocable share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	December 31,

Balance Sheet Data	2004	2003

Real estate assets, net of accumulated depreciation of $9,712 and $5,939, respectively	$124,072	$127,513
Cash and other	2,797	2,516

Total assets	$126,869	$130,029

Mortgage notes payable	$83,468	$33,763
Construction notes payable to Company	—	53,769
Other liabilities	1,296	1,742

Total liabilities	84,764	89,274
Members’ equity	42,105	40,755

Total liabilities and members’ equity	$126,869	$130,029

Company’s equity investment	$21,320	$21,017

Company’s share of notes payable	$29,214	$30,636

	Year Ended December 31,

Income Statement Data	2004	2003	2002

Revenues
Rental	$13,112	$9,350	$3,174
Other	923	470	322

Total revenues	14,035	9,820	3,496

Expenses
Property operating and maintenance	4,718	4,497	2,578
Depreciation and amortization	3,867	3,757	1,990
Interest	3,370	3,061	1,601

Total expenses	11,955	11,315	6,169

Income (loss) from continuing operations	2,080	(1,495)	(2,673)

Discontinued Operations
Loss from discontinued operations	—	(274)	(1,871)
Gain on property sales	—	26,179	—

Income (loss) from discontinued operations	—	25,905	(1,871)

Net income (loss)	$2,080	$24,410	$(4,544)

Company’s share of net income (loss)	$1,083	$7,790	$(1,591)

At December 31, 2004, mortgage notes payable include a $50,000 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage notes payable include a $17,000 mortgage note that bears interest at a fixed rate of 4.04%, requires interest only payments and matures in 2008 as well as a mortgage note payable with an outstanding balance of $16,468 at December 31, 2004 that bears interest at 4.28%, requires monthly principal and interest payments and matures in 2008. Upon issuance of the mortgage note (in February 2003) with an outstanding balance of $16,468, the Company issued a limited guarantee and indemnity to the lender regarding certain customary non-recourse carve-out provisions and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse the Company for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

5.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions

In June 2004, the Company acquired a 499-unit apartment community located in suburban Washington, D.C. for approximately $85,814, including the assumption of mortgage indebtedness and closing costs. Additionally, through December 31, 2004, the Company had incurred additional costs of approximately $1,253, of an estimated total cost of approximately $2,000, to improve the community. The assumed mortgage note payable was valued at $49,496 yielding an effective interest rate of 4.7%. The mortgage note bears interest at a coupon rate of 6.8%, requires monthly principal and interest payments and matures in 2007. The purchase of this community was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

Dispositions

The Company classifies real estate assets as held for sale after the approval of its investment committee and after the Company has commenced an active program to sell the assets. At December 31, 2004, the Company had six apartment communities containing 1,436 units, including one community that will be converted into condominiums through a taxable REIT subsidiary starting in 2005, and certain tracts of land classified as held for sale. These real estate assets are classified separately in the accompanying consolidated balance sheet at $68,661, which represented the lower of depreciated cost or estimated fair value, less costs to sell. The Company expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, the operating results of assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the year ended December 31, 2004, income from discontinued operations included the results of operations of six communities, containing 1,436 units, classified as held for sale at December 31, 2004 and the results of operations of eight communities sold in 2004 through their sale date. For the years ended December 31, 2003 and 2002, income from discontinued operations included the results of operations of all communities classified as held for sale at December 31, 2004, communities sold in 2004 and the results of operations of 11 communities and one commercial property designated as held for sale and sold in 2003 and 2002 through their sale dates.

The revenues and expenses of these communities for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Revenues
Rental	$26,107	$52,275	$69,889
Other	2,043	3,767	4,444

Total revenues	28,150	56,042	74,333

Expenses
Property operating and maintenance (exclusive of items shown separately below)	12,316	22,949	29,455
Depreciation	2,281	8,775	13,444
Interest	3,669	7,678	11,580
Asset impairment charges	2,233	17,462	—
Minority interest in consolidated property partnerships	(238)	(419)	(284)

Total expenses	20,261	56,445	54,195

Income (loss) from discontinued operations before minority interest	7,889	(403)	20,138
Minority interest	(40)	153	(2,435)

Income (loss) from discontinued operations	$7,849	$(250)	$17,703

In the fourth quarter of 2004, the Company recorded an asset impairment charge of $1,607 to write-down the cost of an apartment community, located in Dallas, Texas, to its estimated fair value when the asset was classified as held

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

for sale during the fourth quarter. In the second quarter of 2004, the Company recorded an asset impairment loss of $626 to write-down the cost of an apartment community, located in Dallas, Texas, to its realized value. In the third quarter of 2003, the Company recorded a $3,344 asset impairment charge to write-down the Dallas, Texas asset sold in the second quarter of 2004 to its then estimated fair value at the date the asset was classified as held for sale. In the first quarter of 2003, the Company recorded an asset impairment charge of $14,118 to write-down the cost of the Company’s apartment community located in Phoenix, Arizona to its estimated fair value.

For the year ended December 31, 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities, containing 3,880 units, and certain land parcels. These sales generated net proceeds of approximately $242,962, including debt assumed by the purchasers of $104,325. For the year ended December 31, 2003, the Company recognized net gains from discontinued operations of $40,792 ($36,497 net of minority interest) on the sale of four communities, containing 1,844 units, and certain land parcels. These sales generated net proceeds of approximately $163,560. For the year ended December 31, 2002, the Company recognized net gains from discontinued operations of $16,571 ($14,568 net of minority interest) from the sale of six communities, containing 2,125 units, one commercial property and certain land parcels. These sales generated net proceeds of approximately $140,823.

Under prior accounting literature, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable between periods. The discussion below relates to the gains on property sales reported in continuing operations in the consolidated statements of operations for the year ended December 31, 2002. For the year ended December 31, 2002, the Company sold two apartment communities containing 540 units and one commercial property for net proceeds of $41,393. These sales resulted in net gains of $13,275. For the year ended December 31, 2002, the consolidated statement of operations included net income from these properties of $369.

In January 2005, the Company designated two additional apartment communities, containing 1,872 units, as assets held for sale. The aggregate net book value of these assets totaled approximately $80,000, which represented the lower of depreciated cost or estimated fair value of the assets. The Company expects to convert one of the communities, containing 134 units, into for-sale condominium units through a taxable REIT subsidiary and to sell those units starting in 2005.

6.	SHAREHOLDERS’ EQUITY/ MINORITY INTEREST

Preferred Stock

At December 31, 2004, the Company had two outstanding series of cumulative redeemable preferred stock with the following characteristics:

		Liquidation	Optional	Redemption	Stated
	Outstanding	Preference	Redemption	Price	Dividend
Description	Shares	(per share)	Date (1)	(per share) (1)	Rate

Series A	900	$50.00	10/01/26	$50.00	8.5%
Series B	2,000	$25.00	10/28/07	$25.00	7.625%

(1)	The preferred stock is redeemable, at the Company’s option, for cash.

In March 2004, the Company redeemed its 7.625% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) for $25.00 per share (an aggregate of $50,000), plus accrued and unpaid dividends through the redemption date. In connection with the issuance of the Series C Preferred Stock in 1998, the Company incurred $1,716 in issuance costs and recorded such costs as a reduction of shareholders’ equity. The redemption price of the Series C Preferred Stock exceeded the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Company reflected the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common shareholders in 2004.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Preferred Units

In September 2004, the Operating Partnership redeemed its 8.0% Series D cumulative redeemable preferred units (“Series D Preferred Units”) for $25.00 per unit (an aggregate of $70,000), plus accrued and unpaid distributions through the redemption date. In connection with the issuance of the Series D Preferred Units in 1998, the Operating Partnership incurred $1,810 in issuance costs and recorded such costs as a reduction of partners’ equity. The redemption price of the Series D Preferred Units exceeded the related carrying value by the $1,810 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Company reflected the $1,810 of issuance costs as a reduction of earnings in arriving at net income available to common shareholders in 2004.

Computation of Earnings Per Common Share

For the years ended December 31, 2004, 2003 and 2002, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

	Year ended December 31, 2004

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(21,820)
Less: Preferred stock dividends	(8,325)
Less: Preferred stock redemption and unit costs	(3,526)

Basic EPS
Loss from continuing operations available to common shareholders	(33,671)	39,777	$(0.85)

Effect of dilutive securities
Stock options	—	— (1)

Diluted EPS
Income from continuing operations available to common shareholders	$(33,671)	39,777	$(0.85)

	Year ended December 31, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(22,091)
Less: Preferred stock dividends	(11,449)

Basic EPS
Loss from continuing operations available to common shareholders	(33,540)	37,688	$(0.89)

Effect of dilutive securities
Stock options	—	— (1)

Diluted EPS
Loss from continuing operations available to common shareholders	$(33,540)	37,688	$(0.89)

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

	Year ended December 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$28,475
Less: Preferred stock dividends	(11,449)

Basic EPS
Income from continuing operations available to common shareholders	17,026	36,939	$0.46

Effect of dilutive securities
Stock options	—	15

Diluted EPS
Income from continuing operations available to common shareholders	$17,026	36,954	$0.46

(1)	For the years ended December 31, 2004 and 2003, the potential dilution from the Company’s outstanding stock options of 115 and 11 shares, respectively, was antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares in these years.

In 2004, 2003 and 2002, stock options to purchase 4,491, 4,735 and 3,843 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as these options were antidilutive.

7.	SEVERANCE AND PROXY CONTEST CHARGES

In 2003, the Company recorded a first quarter charge of $19,711 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors and recorded a second quarter severance charge of $1,795 relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. The first quarter charge consisted of a $13,993 charge representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements and a $5,718 charge representing the discounted present value of estimated net costs to be incurred by the Company as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment contracts. The second quarter charge of $1,795 represented the aggregate amount of the estimated payments and benefits to be made to the departing executive officers.

In August 2004, the Company entered into a final settlement agreement with its former chairman of the board of directors. Under the terms of the agreement, the former chairman’s employment and non-competition agreements were terminated and the Company agreed to continue to provide the former chairman certain payments and benefits through May 2013, the approximate expiration date of the original employment agreement. Because the present value of the estimated payments under the settlement agreement approximated the Company’s remaining accrued charge under the former employment agreement, no additional charges were recorded in 2004 as a result of the settlement.

The Company recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the years ended December 31, 2004 and 2003:

	2004	2003

Accrued severance charges, beginning of year	$19,171	$—
Severance charges	—	21,506
Payments for period	(4,858)	(3,237)
Interest accretion	1,004	902

Accrued severance charges, end of year	$15,317	$19,171

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Substantially all of these remaining amounts will be paid over the remaining terms of the former executive’s employment and settlement agreements (9 to 12 years).

Proxy and related costs of $5,231 represented the legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount included the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits were settled in October 2004 (see note 11).

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

The Company utilizes taxable REIT subsidiaries to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales, leasing and landscaping services for third parties. These taxable REIT subsidiaries are subject to federal, state and local income taxes. For the three years in the period ended December 31, 2004, the impact of these taxable REIT subsidiaries’ income taxes and their related tax attributes were not material to the accompanying consolidated financial statements. At December 31, 2004, the Company’s taxable REIT subsidiaries had consolidated federal income tax net operating loss carryforwards totaling approximately $9,000. These tax loss carryforwards begin to expire in 2019. At December 31, 2004, management had established a valuation allowance against the deferred tax asset associated with these net operating loss carryforwards due to the historical and continuing operating losses of these subsidiaries. The tax benefits associated with such net operating loss carryforwards may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it more likely than not that the related deferred tax assets are realizable.

Reconciliation of net income to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income in the table below are net of amounts

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income to taxable income for the years ended December 31, 2004, 2003 and 2002 is detailed below.

	2004	2003	2002
	(Estimate)	(Actual)	(Actual)

Net income	$88,219	$14,156	$60,746
Add net loss (income) of taxable REIT subsidiaries	402	691	(780)

Adjusted net income	88,621	14,847	59,966
Book/tax depreciation difference	(6,374)	(4,309)	(6,431)
Book/tax difference on gains from real estate sales	(5,149)	3,010	12,802
Other book/tax differences, net	(9,603)	20,005	(8,412)

Taxable income before allocation of taxable capital gains	67,495	33,553	57,925
Income taxable as capital gains	(89,597)	(35,620)	(39,207)

Taxable ordinary income (loss)	$(22,102)	$(2,067)	$18,718

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Ordinary income	$—	—	$0.16	7.4%	$0.93	29.9%
Capital gains	0.74	40.9%	0.36	16.8%	0.41	13.1%
Unrecaptured Section 1250 gains	1.06	59.1%	0.31	14.5%	0.39	12.6%
Return of capital	—	—	1.30	61.3%	1.39	44.4%

	$1.80	100.0%	$2.13	100.0%	$3.12	100.0%

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2004, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Company’s consolidated financial statements by $16,558.

9.	STOCK-BASED COMPENSATION PLANS

Stock Compensation Plans

Effective January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed in SFAS No. 123 (see note 1). The Company elected the prospective method of adoption prescribed by SFAS No. 148. For stock-based compensation granted prior to January 1, 2003, the Company accounted for stock-based compensation under the intrinsic value method prescribed by APB No. 25. A table in note 1 summarizes the Company’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for the years ended December 31, 2004, 2003 and 2002.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Stock Option Plans

The Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”) was approved by the Company’s shareholders in May 2003. Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the administrative committee overseeing the 2003 Stock Plan. At December 31, 2004, stock options outstanding under the 2003 Stock Plan totaled 1,092. The Company’s former stock plan (the “1993 Stock Plan”) expired in July 2003. At December 31, 2004, stock options outstanding under the 1993 Stock Plan totaled 3,399.

In 2004, 2003 and 2002, the Company granted stock options to purchase 283, 1,252 and 18 shares of Company common stock to Company officers and directors, of which 50 and 100 shares in 2004 and 2003, respectively, were granted to the Company’s non-executive chairman of the board. For the years ended December 31, 2004 and 2003, general and administrative expenses included compensation expense related to stock options of $590 ($553 net of minority interest) and $244 ($218, net of minority interest), respectively, recognized under the fair value method.

The following table sets forth information about the fair value of each stock option grant on the date of the grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grants:

	2004	2003	2002

Dividend yield	6.3%	6.5%	7.2%
Expected volatility	16.9%	17.1%	22.7%
Risk-free interest rate	3.1%	2.9%	3.5%
Expected option life	5 years	5 years	7 years

A summary of stock option activity under all plans for the years ended December 31, 2004, 2003 and 2003, is presented below.

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	4,735	$34	4,089	$35	4,228	$36
Granted	283	28	1,252	26	18	24
Exercised	(277)	29	(217)	28	(15)	31
Forfeited	(250)	36	(389)	32	(142)	38

Outstanding at end of year	4,491	33	4,735	34	4,089	35

Options exercisable at year-end	3,131		3,233		3,465

Weighted-average fair value of options granted during the year	$1.86		$1.59		$2.13

At December 31, 2004, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,851 options outstanding with exercise prices ranging from $23.90 to $33.95. These options have a weighted average exercise price of $27.58 and a weighted average remaining contractual life of 7 years. Of these outstanding options, 641 were exercisable at December 31, 2004 at a weighted average exercise price of $29.90. In addition, there were 2,640 options outstanding with exercise prices ranging from $34.76 to $44.13. These options have a weighted average exercise price of $37.92 and a weighted average remaining contractual life of 4 years. Of these outstanding options, 2,490 were exercisable at December 31, 2004 at a weighted average exercise price of $37.45.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

In 2004, 2003 and 2002, the Company granted 27, 175 and 15 shares of restricted stock, respectively, to Company officers and directors, of which 7 and 8 shares in 2004 and 2003, respectively, were granted to the Company’s non-executive chairman of the board. The restricted shares granted in 2004 vest ratably over three to five year periods. The restricted shares granted in 2003 and 2002 vest ratably over three to eight year periods. For each year, the total value of the restricted share grants of $777, $4,555 and $459, respectively, was initially reflected in shareholders’ equity as additional paid-in capital and as deferred compensation, a contra-shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the applicable vesting period. Total compensation expense relating to the restricted stock was $1,109, $742 and $265 in 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

The Company maintained an Employee Stock Purchase Plan (“ESPP”) under a plan approved by Company shareholders in 1995, which was terminated in December 2004. The Company is seeking shareholder approval for a new ESPP at its 2005 annual shareholder meeting. The provisions of the old and new plans are substantially similar with certain exceptions including that the maximum number of shares issuable under the new plan will be 300. To participate in the ESPP, (i) directors must have been a member of the Board of Directors for at least one month and (ii) an employee must have been employed full or part-time by the Company or the Operating Partnership for at least one month; provided, an individual who is a director and who is an employee shall be a participant exclusively with respect to his or her status as an employee. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined.

Effective January 1, 2003, under SFAS No. 123, the Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $86 and $85 in 2004 and 2003, respectively. Prior to 2003, under APB No. 25, no compensation expense was required to be recognized for purchases under the ESPP (the discounted purchase price of the acquired shares was recorded in shareholders’ equity).

10.	EMPLOYEE BENEFIT PLAN

The employees of the Company are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Company contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Company contribution, the maximum employee contribution included in the calculation is 4% (3% in years prior to 2003) of salary. Company contributions of $541, $513 and $452 were made to this plan in 2004, 2003 and 2002, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community and four ground leases expiring in 2012, 2038, 2066 and 2074 for four separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or that contain stated rent increases that generally compensate for the impact of inflation. The Company has historically expensed ground leases as incurred which, where applicable, has not been materially different than recognizing expense on a

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

straight-line basis. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2004, are as follows:

2005	$1,534
2006	1,521
2007	1,483
2008	1,506
2009	1,531
2010 and thereafter	165,920

The Company incurred $4,981, $4,382 and $5,223 of rent expense, including rent expense under short-term rental and lease arrangements, for the years ended December 31, 2004, 2003 and 2002, respectively.

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

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who has filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement, denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. The Company plans to contest the shareholder’s appeal vigorously.

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

In 2004, 2003 and 2002, the Company held investments in Property LLC’s accounted for under the equity method of accounting (see note 4). In 2004, 2003 and 2002, the Company recorded, before elimination of the Company’s equity interests, development fees, general construction contract billings, management fees and expense reimbursements (primarily personnel costs) of approximately $1,756, $2,913 and $11,916, respectively, from these related companies. Additionally in 2004, 2003 and 2002, the Company earned interest under construction loans to the

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Project LLCs totaling $308, $3,186 and $4,482, respectively. The Company portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

In prior years, the Company provided landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 2003 and 2002, the Company received landscaping revenue of $742 and $775, respectively, for such services. Such revenue includes reimbursement of direct and indirect expenses.

At December 31, 2004 and 2003, the Company had outstanding loan balances to certain current and former company executives totaling $5,095 and $6,075, respectively. These loans mature ten years from the issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares on the open market. Additionally, at December 31, 2004 and 2003, the Company had outstanding additional loans to certain company executives totaling $780 and $920, respectively. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Company, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $140, $160 and $160 was recorded as compensation expense in 2004, 2003 and 2002, respectively.

13. DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2004 and 2003, the Company had outstanding interest rate swap agreements with a notional value of approximately $123,000 with maturity dates ranging from 2005 to 2009. At December 31, 2004 and 2003, the fair value of the interest rate swap agreements of $8,927 and $12,833, respectively, were included in consolidated liabilities in the accompanying consolidated balance sheets. The Company records the changes in the fair value of these cash flow hedges as changes in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet.

At December 31, 2004, the Company had outstanding interest rate cap agreements with two financial institutions with a notional value of $110,055. These interest rate cap agreements are cash flow hedges that provide a fixed interest ceiling at 5% for the Company’s variable rate, tax-exempt borrowings aggregating $110,055 at December 31, 2004. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At December 31, 2004, the difference between the amortized costs of the interest rate cap arrangements and their fair value of $110 is included in accumulated other comprehensive income (loss), a shareholders’ equity account. The original cost of $1,396 of the arrangements is being amortized to expense over their five-year term.

The impact of the change in the value of the derivatives on comprehensive income (loss) is included in the statement of shareholders’ equity.

In June 2004, in connection with the sale of five properties discussed in note 5 above, the Company sold its interest in interest rate cap agreements with a notional value of $104,325 for aggregate proceeds of $379 and realized a loss of $941 ($877 net of minority interest) that was included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations. The unrealized loss on these interest rate cap agreements was previously reflected in accumulated other comprehensive income (loss), a shareholders’ equity account. These interest rate cap agreements were sold as the underlying hedged indebtedness was assumed by the purchaser in connection with the sale of the related assets.

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

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. The fair value of fixed rate debt was approximately $891,579 (carrying value of $845,175) and the fair

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2004. The fair value of fixed rate debt was approximately $830,454 (carrying value of $775,132) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2003.

In order to manage the impact of interest rate changes on earnings and cash flow, the Company entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133, as amended. At December 31, 2004, the carrying amounts of the interest rate swap arrangements represented net liabilities totaling $8,927 ($8,360, net of minority interest) and the carrying value of the interest rate cap arrangements represented net assets of $110 ($103, net of minority interest). At December 31, 2003, the carrying amounts of the interest rate swap arrangements represented net liabilities totaling $12,833 ($11,167, net of minority interest) and the carrying value of the interest rate cap arrangements represented net assets of $1,406 ($1,284, net of minority interest).

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from property rental operations. Apartment community rental operations are broken down into five segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial and other ancillary service and support operations are aggregated in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of December 31, 2004. The segment information for the years ended December 31, 2003 and 2002 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2004 to discontinued operations under SFAS No. 144 (see note 5).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Development and lease up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Acquired communities — those communities acquired in the current or prior year.

•	Sold communities — communities which were sold in prior years and not reflected as discontinued operations (see notes 1 and 5).

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenue from

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

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

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to NOI to consolidated net income for the years ended December 31, 2004, 2003 and 2002. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

	Year ended December 31,

	2004	2003	2002

Revenues
Fully stabilized communities	$250,372	$248,991	$250,646
Communities stabilized during prior year	15,784	14,695	9,170
Development and lease-up communities	7,001	2,006	—
Acquired communities	4,472	—	—
Sold communities	—	—	773
Other property segments	21,201	19,608	20,147
Other	1,000	457	260

Consolidated revenues	$299,830	$285,757	$280,996

Contribution to Property Net Operating Income
Fully stabilized communities	$153,126	$155,162	$159,911
Communities stabilized during prior year	9,851	8,841	4,854
Development and lease-up communities	4,879	113	—
Acquired communities	3,163	—	—
Sold communities	—	—	369
Other	(4,927)	(2,994)	(1,428)

Consolidated property net operating income	166,092	161,122	163,706

Interest income	817	894	1,288
Other revenues	1,000	457	260
Minority interest in consolidated property partnerships	671	1,605	1,771
Gains on property sales	—	—	13,275
Depreciation	(83,029)	(81,201)	(74,482)
Interest	(65,415)	(63,182)	(50,231)
Amortization of deferred financing costs	(4,304)	(3,801)	(2,327)
General and administrative	(21,275)	(15,102)	(14,430)
Development costs and other	(1,337)	(2,137)	(694)
Termination of debt remarketing agreement (interest expense)	(10,615)	—	—
Loss on early extinguishment of indebtedness	(4,011)	—	(136)
Severance charges	—	(21,506)	—
Proxy and related costs	—	(5,231)	—
Equity in income (losses) of unconsolidated real estate entities	1,083	7,790	(1,591)
Minority interest of preferred unitholders	(3,780)	(5,600)	(5,600)
Minority interest of common unitholders	2,283	3,801	(2,334)

Income (loss) from continuing operations	(21,820)	(22,091)	28,475
Income from discontinued operations	110,039	36,247	32,271

Net income	$88,219	$14,156	$60,746

16. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2004, 2003 and 2002 were as follows:

In June 2004, the Company acquired an apartment community for cash and the assumption of mortgage indebtedness with an estimated fair value of $49,496. Also in June 2004, the Company sold certain apartment

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

communities subject to $104,325 of mortgage indebtedness assumed by the purchasers. These transactions involving mortgage indebtedness were excluded from the statement of cash flows as non-cash transactions.

For the year ended December 31, 2004, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $3,694, net of minority interest. For the year ended December 31, 2003, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $2,460, net of minority interest. For the year ended December 31, 2002, the Company’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholders’ equity of $8,958, net of minority interest.

For the years ended December 31, 2004, 2003 and 2002, holders of 1,168, 1,162 and 289 Common Units in the Operating Partnership, respectively, exercised their option to convert their Common Units to shares of the Company on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to shares of the Company and the adjustments to minority interest for the impact of the Company’s employee stock purchase and stock options plans, decreased minority interest and increased shareholders’ equity in the amounts of $19,848, $20,802 and $5,656 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Operating Partnership committed to distribute $19,203, $19,043 and $32,785 for the quarters ended December 31, 2004, 2003 and 2002, respectively. As a result, the Company declared dividends of $18,078, $17,391 and $29,018 for the quarters ended December 31, 2004, 2003 and 2002, respectively. The remaining distributions from the Operating Partnership in the amount of $1,125, $1,652 and $3,767 for the quarters ended December 31, 2004, 2003 and 2002, respectively, are distributed to minority interest unitholders in the Operating Partnership.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Under SFAS No. 144, as further discussed in note 5, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which differs from the presentation of discontinued operations included in the Company’s previously issued financial statements included in its quarterly reports on Form 10-Q. Quarterly financial information for the years ended December 31, 2004 and 2003, as revised to reflect the change discussed above, was as follows:

	Year ended December 31, 2004

	First	Second	Third	Fourth

Revenues	$72,912	$74,160	$77,207	$75,551

Loss from continuing operations	(2,169)	(2,313)	(3,101)	(14,237)
Income (loss) from discontinued operations	5,580	103,421	1,308	(270)

Net income (loss)	3,411	101,108	(1,793)	(14,507)
Dividends to preferred shareholders	(2,597)	(1,910)	(1,909)	(1,909)
Redemption costs on preferred stock and units	(1,716)	—	(1,810)	—

Net income (loss) available to common shareholders	$(902)	$99,198	$(5,512)	$(16,416)

Earnings per common share:
Net income (loss) available to common shareholders — basic	$(0.02)	$2.49	$(0.14)	$(0.41)
Net income (loss) available to common shareholders — diluted	$(0.02)	$2.49	$(0.14)	$(0.41)

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

	Year ended December 31, 2003

	First	Second	Third	Fourth

Revenues	$70,353	$71,132	$72,398	$71,874

Income (loss) from continuing operations	(17,986)	836	(2,363)	(2,578)
Income (loss) from discontinued operations	(2,602)	26,854	712	11,283

Net income (loss)	(20,588)	27,690	(1,651)	8,705
Dividends to preferred shareholders	(2,862)	(2,863)	(2,862)	(2,862)

Net income available to common shareholders	$(23,450)	$24,827	$(4,513)	$5,843

Earnings per common share: (1)
Net income (loss) available to common shareholders — basic	$(0.63)	$0.66	$(0.12)	$0.15
Net income (loss) available to common shareholders — diluted	$(0.63)	$0.66	$(0.12)	$0.15

(1)	The total of the four quarterly amounts for earnings per share does not equal the total for the year. These differences result from the use of a weighted average to compute minority interest in the Operating Partnership and to compute the number of shares outstanding for the purpose of calculating the Company’s earnings per share.

Post Properties, Inc.

Post Apartment Homes, L.P.

Consolidated Financial Statements
December 31, 2004 and 2003

Post Apartment Homes, L.P.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Apartment Homes, L.P., including the Partnership’s principal executive officer and principal financial officer, Partnership management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control — Integrated Framework, the management of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Post Apartment Homes, L.P.:

We have completed an integrated audit of Post Apartment Homes, L.P. 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a), that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Atlanta, Georgia

March 15, 2005

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	2004	2003

ASSETS
Real estate assets
Land	$266,520	$254,000
Building and improvements	1,887,514	1,883,582
Furniture, fixtures and equipment	214,954	214,002
Construction in progress	19,527	12,946
Land held for future development	18,910	11,994

	2,407,425	2,376,524
Less: accumulated depreciation	(498,367)	(436,245)
Assets held for sale, net of accumulated depreciation of $26,332 and $74,614 at December 31, 2004 and 2003, respectively	68,661	145,238

Total real estate assets	1,977,719	2,085,517
Investments in and advances to unconsolidated real estate entities	21,320	74,786
Cash and cash equivalents	123	1,334
Restricted cash	1,844	2,065
Deferred charges, net	15,574	16,373
Other assets	37,262	35,376

Total assets	$2,053,842	$2,215,451

LIABILITIES AND PARTNERS’ EQUITY
Indebtedness, including $34,060 and $119,085 of debt secured by assets held for sale at December 31, 2004 and 2003, respectively	$1,129,478	$1,186,322
Accounts payable and accrued expenses	58,837	65,872
Dividend and distribution payable	19,203	19,509
Accrued interest payable	7,677	6,923
Security deposits and prepaid rents	7,236	7,890

Total liabilities	1,222,431	1,286,516

Commitments and contingencies
Partners’ equity
Preferred units	95,000	215,000
Common units
General partner	8,673	8,464
Limited partner	737,940	719,618
Accumulated other comprehensive income (loss)	(10,202)	(14,147)

Total partners’ equity	831,411	928,935

Total liabilities and partners’ equity	$2,053,842	$2,215,451

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,

	2004	2003	2002

Revenues
Rental	$281,664	$269,400	$265,301
Other property revenues	17,166	15,900	15,435
Other	1,000	457	260

Total revenues	299,830	285,757	280,996

Expenses
Property operating and maintenance (exclusive of items shown separately below)	132,738	124,178	117,030
Depreciation	83,029	81,201	74,482
General and administrative	21,275	15,102	14,430
Development costs and other	1,337	2,137	694
Proxy contest and related costs	—	5,231	—
Severance charges	—	21,506	—

Total expenses	238,379	249,355	206,636

Operating Income	61,451	36,402	74,360
Interest income	817	894	1,288
Interest expense	(65,415)	(63,182)	(50,231)
Termination of debt remarketing agreement (interest expense)	(10,615)	—	—
Loss on early extinguishment of indebtedness	(4,011)	—	(136)
Amortization of deferred financing costs	(4,304)	(3,801)	(2,327)
Equity in income of unconsolidated real estate entities	1,083	7,790	(1,591)
Gains on property sales	—	—	13,275
Minority interest in consolidated property partnerships	671	1,605	1,771

Income (loss) from continuing operations	(20,323)	(20,292)	36,409

Discontinued operations
Income (loss) from discontinued operations	7,889	(403)	20,138
Gains on property sales	113,739	40,792	16,571
Loss on early extinguishment of indebtedness associated with property sales	(4,128)	—	—

Income from discontinued operations	117,500	40,389	36,709

Net income	97,177	20,097	73,118
Distributions to preferred unitholders	(12,105)	(17,049)	(17,049)
Redemption costs on preferred units	(3,526)	—	—

Net income available to common unitholders	$81,546	$3,048	$56,069

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$(0.85)	$(0.89)	$0.46
Income from discontinued operations	2.77	0.96	0.87

Net income available to common unitholders	$1.92	$0.07	$1.33

Weighted average common units outstanding	42,474	42,134	42,021

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$(0.85)	$(0.89)	$0.46
Income from discontinued operations	2.77	0.96	0.87

Net income available to common unitholders	$1.92	$0.07	$1.33

Weighted average common units outstanding	42,474	42,134	42,036

Common distributions declared	$1.80	$1.80	$3.12

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except per unit data)

				Accumulated
		Common Units		Other
				Comprehensive
	Preferred	General	Limited	Income
	Units	Partner	Partners	(Loss)	Total

Partners’ Equity, December 31, 2001	$215,000	$9,877	$859,438	$(6,645)	$1,077,670
Comprehensive income
Net income	17,049	561	55,508	—	73,118
Net change in derivative value	—	—	—	(10,204)	(10,204)

Total comprehensive income					62,914
Contributions from the Company related to employee stock purchase and stock option plans	—	13	1,241	—	1,254
Distributions to preferred Unitholders	(17,049)	—	—	—	(17,049)
Distributions to common Unitholders	—	(1,311)	(129,767)	—	(131,078)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	3	262	—	265

Partners’ Equity, December 31, 2002	215,000	9,143	786,682	(16,849)	993,976
Comprehensive income
Net income	17,049	30	3,018	—	20,097
Net change in derivative value	—	—	—	2,702	2,702

Total comprehensive income					22,799
Contributions from the Company related to employee stock purchase and stock option plans	—	41	4,098	—	4,139
Equity-based compensation	—	2	242	—	244
Distributions to preferred Unitholders	(17,049)	—	—	—	(17,049)
Distributions to common Unitholders	—	(759)	(75,157)	—	(75,916)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	7	735	—	742

Partners’ Equity, December 31, 2003	215,000	8,464	719,618	(14,147)	928,935
Comprehensive income
Net income	12,105	851	84,221	—	97,177
Net change in derivative value	—	—	—	3,945	3,945

Total comprehensive income					101,122
Contributions from the Company related to employee stock purchase and stock option plans	—	105	10,360	—	10,465
Redemption of preferred units	(120,000)	—	—	—	(120,000)
Equity-based compensation	—	7	669	—	676
Purchase of common units	—	—	(2,268)	—	(2,268)
Distributions to preferred Unitholders	(12,105)	—	—	—	(12,105)
Distributions to common Unitholders	—	(765)	(75,758)	—	(76,523)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	11	1,098	—	1,109

Partners’ Equity, December 31, 2004	$95,000	$8,673	$737,940	$(10,202)	$831,411

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)

	Year Ended December 31,

	2004	2003	2002

Cash Flows From Operating Activities
Net income	$97,177	$20,097	$73,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,310	89,975	87,927
Amortization of deferred loan costs	4,304	3,801	2,327
Gains on property sales — discontinued operations	(113,739)	(40,792)	(16,571)
Gains on property sales — continuing operations	—	—	(13,275)
Asset impairment charges	2,233	17,462	—
Equity in (income) losses of unconsolidated real estate entities, net of distributions of accumulated earnings	(694)	(7,790)	1,591
Equity-based compensation	1,785	1,071	—
Loss on early extinguishment of indebtedness	4,302	—	—
Changes in assets, (increase) decrease in:
Restricted cash	221	(696)	(54)
Other assets	(2,858)	4,676	8,098
Deferred charges	(361)	(2,210)	(1,226)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	754	(2,071)	(666)
Accounts payable and accrued expenses	(356)	8,386	(20,740)
Security deposits and prepaid rents	(654)	(360)	(766)

Net cash provided by operating activities	77,424	91,549	119,763

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(42,777)	(24,179)	(150,792)
Net proceeds from property sales	138,637	163,560	182,216
Capitalized interest	(1,078)	(3,555)	(13,223)
Recurring capital expenditures	(9,884)	(9,473)	(9,381)
Non-recurring capital expenditures	(4,605)	(5,152)	(3,441)
Revenue generating capital expenditures	(26)	(1,240)	(2,035)
Corporate additions and improvements	(681)	(799)	(1,100)
Distributions from (investments in and advances to) unconsolidated entities	53,968	115,033	(51,065)
Capital distributions to minority interests	(3,806)	—	—

Net cash provided by (used in) investing activities	129,748	234,195	(48,821)

Cash Flows From Financing Activities
Proceeds from notes payable	135,000	—	95,500
Payments on notes payable	(115,753)	(103,875)	(47,632)
Payment of financing costs	(5,631)	—	(561)
Lines of credit proceeds (repayments), net	(21,262)	(124,358)	30,167
Redemption of preferred units	(120,000)	—	—
Redemption of common units	(2,268)	—	—
Contributions from company related to employee stock purchase and stock option plans	10,465	4,139	1,254
Distributions to preferred unitholders	(12,571)	(17,049)	(17,049)
Distributions to common unitholders	(76,363)	(89,657)	(131,034)

Net cash used in financing activities	(208,383)	(330,800)	(69,355)

Net increase (decrease) in cash and cash equivalents	(1,211)	(5,056)	1,587
Cash and cash equivalents, beginning of period	1,334	6,390	4,803

Cash and cash equivalents, end of period	$123	$1,334	$6,390

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

At December 31, 2004, the Company owned 94.1% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 93.7%, 89.5% and 87.9% for the years ended December 31, 2004, 2003 and 2002 respectively. Common Units held by persons other than the Company represented a 5.9% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At December 31, 2004, the Company owned 24,905 apartment units in 66 apartment communities, including 666 apartment units in three communities held in unconsolidated entities, including 205 apartment units currently under development in one community and including 127 units in one community that will be converted into for-sale condominium homes through a taxable REIT subsidiary starting in 2005. The Company is also developing 145 for-sale condominium homes through a taxable REIT subsidiary. Subsequent to December 31, 2004, the Operating Partnership announced plans to convert another community, containing 134 units, into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2004, approximately 51.6%, 17.6%, 9.0% and 8.0% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, Tampa and the greater Washington D.C. metropolitan areas, respectively.

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

Certain items in the 2003 and 2002 consolidated financial statements were reclassified for comparative purposes with the 2004 consolidated financial statements.

Cost capitalization

The Operating Partnership capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet,

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

appliances and flooring. Non-recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the major renovation of communities, the new installation of water sub-metering equipment and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Operating Partnership expenses as incurred all interior and exterior painting of communities.

For communities under development, the Operating Partnership capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest is capitalized to projects under development based upon the weighted average cumulative project costs for each month multiplied by the Operating Partnership’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Operating Partnership’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December, 31, 2004, 2003 and 2002 were approximately 7.3%, 7.0% and 6.8%, respectively. Internal personnel and associated costs are capitalized to projects under development based upon the effort identifiable with such projects. The Operating Partnership treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Operating Partnership ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Operating Partnership expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such communities.

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

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Operating Partnership’s investment committee and after an actual program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Effective January 1, 2002 (through the implementation of SFAS No. 144), the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Operating Partnership’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and sold. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale subsequent to January 1, 2002. Additionally, gains and losses on assets designated as held for sale subsequent to January 1, 2002 are classified as part of discontinued operations.

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

Equity-based compensation

On January 1, 2003, the Operating Partnership elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” For stock-based compensation granted prior to January 1, 2003, the Operating Partnership accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption prescribed by SFAS No. 123 and SFAS No. 148, the Operating Partnership reflects as an expense each period the vested portion of the estimated cost of stock-based compensation, calculated under the Black-Scholes option pricing model for stock options, for all stock-based compensation granted after January 1, 2003. For stock-based compensation granted prior to December 31, 2002, compensation expense was not recognized for stock options granted at the Company’s current stock price on the grant date. As a result, the Operating Partnership’s general and administrative expenses may not be comparable between periods.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

The following table reflects the effect on the Operating Partnership’s net income and net income per common unit had the fair value method of accounting under SFAS No. 123 been applied for each year.

	2004	2003	2002

Net income available to common unitholders
As reported	$81,546	$3,048	$56,069
Equity-based compensation included in net income, as reported	1,785	1,071	265
Equity-based compensation determined under the fair value method	(1,853)	(1,216)	(833)

Pro forma	$81,478	$2,903	$55,501

Net income per common unit-basic
As reported	$1.92	$0.07	$1.33
Pro forma	$1.92	$0.07	$1.32
Net income per common unit-diluted
As reported	$1.92	$0.07	$1.33
Pro forma	$1.92	$0.07	$1.32

Derivative financial instruments

The Operating Partnership accounts for derivative financial instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Operating Partnership uses derivative financial instruments, interest rate swap and interest rate cap arrangements, to manage or hedge its exposure to interest rate changes. The Operating Partnership designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS 133, as amended, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a partners’ equity account, until the hedged transactions are recognized in earnings. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

Cash and cash equivalents

For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted cash

Restricted cash is generally comprised of resident security deposits for communities located in Florida and Tennessee and required maintenance reserves for communities located in DeKalb County, Georgia.

Deferred financing costs

Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related debt.

Per unit data

The Operating Partnership reports both basic and diluted earnings per unit amounts. Basic earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding during the year. Diluted earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units and common unit equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options. Common unit equivalents are excluded from the computations in years in which they have an anti-dilutive effect.

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

New accounting pronouncements

In 2004 and 2003, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Operating Partnership in 2004 and in future periods are discussed below.

FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in December 2003. FIN No. 46R requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The provisions of FIN No. 46R generally became applicable in the fourth quarter of 2003 and the first quarter of 2004 depending on the nature and timing of the legal entities involves in these types of relationships. The Operating Partnership currently does not have any interests in special purpose entities or other variable interest entities, as defined in FIN No. 46R.

SFAS No. 123R, “Share-Based Payment”, was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also supersedes the provisions of APB No. 25. The provisions of SFAS No. 123R are effective as of the beginning of the Operating Partnership’s interim reporting period starting after June 15, 2005. The Operating Partnership plans to adopt the provisions of SFAS No. 123R in the third quarter of 2005 and is currently evaluating the alternative methods of adoption. Since the Operating Partnership elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R is not expected to have a significant impact on the Operating Partnership’s financial position or results of operations.

2.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,

	2004	2003

Deferred financing costs	$33,542	$37,289
Other	4,350	4,424

	37,892	41,713
Less: accumulated amortization	(22,318)	(25,340)

	$15,574	$16,373

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

3.	INDEBTEDNESS

At December 31, 2004 and 2003, the Operating Partnership’s indebtedness consisted of the following:

					December 31,
		Interest		Maturity
Description	Payment Terms	Rate		Date	2004	2003

Unsecured Notes
Senior Notes	Int.	5.125% - 7.70%		2006-2011	$385,000	$285,000
Medium Term Notes	Int.	6.78% - 8.12%	(1)	2005	212,043	323,000

					597,043	608,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.75%	(2)	2007	40,000	60,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	10,748	12,010

					50,748	72,010

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(3)	2029	98,500	99,800
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	273,132	192,132

					371,632	291,932

Tax Exempt Floating Rate Bonds (Secured)	Int.	2.00%	(4)	2025	110,055	214,380

Total					$1,129,478	$1,186,322

(1)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The annual interest rate on these securities to March 2005 is 6.85%. As a result of the termination of the remarketing agreement related to this debt, the debt is subject to mandatory tender by the Operating Partnership in March 2005 (see discussion below).
(2)	Represents stated rate. At December 31, 2004, the weighted average interest rate was 2.76%.
(3)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement after which time it is prepayable at the option of the Operating Partnership without prepayment penalty.
(4)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at December 31, 2004 before credit enhancements. At December 31, 2004, the Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows (1):

2005	$218,119	(2)
2006	82,469
2007	210,741	(3)
2008	7,556
2009	79,001
Thereafter	531,592

	$1,129,478

(1)	Aggregate maturities of debt for the years presented include repayments of tax-exempt debt of $0 in 2005, $500 in 2006, $1,200 in 2007, $2,200 in 2008 and $2,400 in 2009 relating to three apartment communities expected to be sold in 2005, and include $200 in 2005, $700 in 2006, $600 in 2007, $800 in 2008 and $700 in 2009 relating to two apartment communities held for investment. The principal repayments relate to certain principal reserve requirements under the applicable debt arrangements commencing in July 2005. The Company expects to either retire the debt upon sale of the communities or refinance the debt to eliminate or defer these principal reserve requirements in 2005, however, there can be no assurance that it will be able to do so.
(2)	Includes $100,000 MOPPRS indebtedness subject to mandatory tender by the Operating Partnership in March 2005 (see below for discussion).
(3)	Includes outstanding balance on lines of credit totaling $50,748.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Debt issuances, retirements and modifications

In December 2004, the Operating Partnership terminated a remarketing agreement related to its $100,000, 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) due in March 2015. In connection with the termination of the remarketing agreement, the Operating Partnership paid $10,615 (interest expense), including transaction expenses. Under the provisions of the remarketing agreement, the remarketing agent had the right to remarket the $100,000 unsecured notes in March 2005 for a ten-year term at an interest rate calculated as 5.715% plus the Operating Partnership’s then current credit spread to the ten-year treasury rate. As a result of the termination of the remarketing agreement, the underlying debt matures in March 2005.

In October 2004, the Operating Partnership purchased and retired $87,957 of the Operating Partnership’s 8.125% medium term, unsecured notes through a tender offer using available borrowings under its unsecured lines of credit. Subsequent to the debt retirement, $62,043 of the 8.125% medium term notes remain outstanding with a maturity in June 2005. In the fourth quarter of 2004, the Operating Partnership recorded a loss on the early extinguishment of this indebtedness of $4,011 representing the debt repurchase premiums, the expenses of the tender offer and the write-off of the unamortized deferred financing costs associated with the retired indebtedness.

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

In conjunction with an apartment community acquisition (see note 5) in June 2004, the Operating Partnership assumed a secured, fixed rate mortgage note payable. The mortgage note was valued at $49,496 yielding an effective rate of 4.7%. The mortgage note bears interest at a coupon rate of 6.8%, requires monthly principal and interest payments and matures in 2007.

In June 2004, the Operating Partnership sold certain apartment communities subject to the assumption of $104,325 of tax exempt mortgage indebtedness (see note 5). As a result of this debt assumption, the Operating Partnership recorded a loss on early extinguishment of indebtedness of $4,128 ($3,849 net of minority interest) related to the write-off of unamortized deferred financing costs of $3,187 ($2,972 net of minority interest) relating to such assumed indebtedness and the realization of a $941 ($877 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.

Upon their maturity in April 2004, the Operating Partnership repaid $13,000 of 7.30% medium term, unsecured notes, using its available cash balances and borrowings under its unsecured lines of credit.

In March 2004, the Operating Partnership closed a $35,000 secured, fixed rate mortgage note payable in a consolidated real estate entity. The note bears interest at 4.27%, requires monthly interest only payments through March 2007 and monthly principal and interest payments based on a 30-year amortization schedule from April 2007 through the note maturity date in March 2009.

Unsecured lines of credit

In January 2004, the Operating Partnership refinanced its previous revolving line of credit with a new $350,000 three-year unsecured revolving line of credit (the “Revolver”) that matures in January 2007. The Revolver, as amended in December 2004, has a current stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver currently requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Revolver are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. At December 31, 2004, the Operating Partnership had issued letters of credit to third parties totaling $1,828 under this facility.

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in January 2007 and carries pricing and terms, including debt covenants, substantially consistent with those of the Revolver.

Interest paid

Interest paid (including capitalized amounts of $1,078, $3,555 and $13,223 for the years ended December 31, 2004, 2003 and 2002, respectively), aggregated $66,992, $78,822 and $79,115 for the years ended December 31, 2004, 2003 and 2002, respectively.

Pledged assets

The aggregate net book value at December 31, 2004 of property pledged as collateral for indebtedness amounted to approximately $545,531.

4.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2004, the Operating Partnership holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a recently developed apartment community. At December 31, 2004, each of the apartment communities had achieved stabilized occupancy. The Operating Partnership holds a 35% equity interest in the Property LLCs. The initial development costs of the apartment communities were funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Operating Partnership.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,571 at December 31, 2004. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs.

In June 2003, the underlying apartment community held by a fourth Property LLC was sold. The financial information below for the year ended December 31, 2003 reflects the gain on property sale of $26,179 and the operating results of this Property LLC as discontinued operations through the sale date. The Operating Partnership’s share of this gain of $8,395 is included in the Operating Partnership’s share of net income (loss) shown in the table below.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

The operating results of the Operating Partnership include its allocable share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	December 31,

Balance Sheet Data	2004	2003

Real estate assets, net of accumulated depreciation of $9,712 and $5,939, respectively	$124,072	$127,513
Cash and other	2,797	2,516

Total assets	$126,869	$130,029

Mortgage notes payable	$83,468	$33,763
Construction notes payable to Operating Partnership	—	53,769
Other liabilities	1,296	1,742

Total liabilities	84,764	89,274
Members’ equity	42,105	40,755

Total liabilities and members’ equity	$126,869	$130,029

Operating Partnership’s equity investment	$21,320	$21,017

Operating Partnership’s share of notes payable	$29,214	$30,636

	Year ended December 31,

Income Statement Data	2004	2003	2002

Revenues
Rental	$13,112	$9,350	$3,174
Other	923	470	322

Total revenues	14,035	9,820	3,496

Expenses
Property operating and maintenance	4,718	4,497	2,578
Depreciation and amortization	3,867	3,757	1,990
Interest	3,370	3,061	1,601

Total expenses	11,955	11,315	6,169

Income (loss) from continuing operations	2,080	(1,495)	(2,673)

Discontinued Operations
Loss from discontinued operations	—	(274)	(1,871)
Gain on property sales	—	26,179	—

Income (loss) from discontinued operations	—	25,905	(1,871)

Net income (loss)	$2,080	$24,410	$(4,544)

Operating Partnership’s share of net income (loss)	$1,083	$7,790	$(1,591)

At December 31, 2004, mortgage notes payable include a $50,000 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage notes payable include a $17,000 mortgage note that bears interest at a fixed rate of 4.04%, requires interest only payments and matures in 2008 as well as a mortgage note payable with an outstanding balance of $16,468 at December 31, 2004 that bears interest at 4.28%, requires monthly principal and interest payments and matures in 2008. Upon issuance of the mortgage note (in February 2003) with an outstanding balance of $16,468, the Operating Partnership issued a limited guarantee and indemnity to the lender regarding certain customary non-recourse carve-out provisions and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

the Operating Partnership for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements.

5.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions

In June 2004, the Operating Partnership acquired a 499-unit apartment community located in suburban Washington, D.C. for approximately $85,814, including the assumption of mortgage indebtedness and closing costs. Additionally, through December 31, 2004, the Operating Partnership had incurred additional costs of approximately $1,253, of an estimated total cost of approximately $2,000, to improve the community. The assumed mortgage note payable was valued at $49,496 yielding an effective interest rate of 4.7%. The mortgage note bears interest at a coupon rate of 6.8%, requires monthly principal and interest payments and matures in 2007. The purchase of this community was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of its investment committee and after the Operating Partnership has commenced an active program to sell the assets. At December 31 2004, the Operating Partnership had six apartment communities containing 1,436 units, including one community that will be converted into condominiums starting in 2005, and certain tracts of land classified as held for sale. These real estate assets are classified separately in the accompanying consolidated balance sheet at $68,661, which represented the lower of depreciated cost or estimated fair value, less costs to sell. The Operating Partnership expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, the operating results of assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the year ended December 31, 2004, income from discontinued operations included the results of operations of six communities, containing 1,436 units, classified as held for sale at December 31, 2004 and the results of operations of eight communities sold in 2004 through their sale date. For the years ended December 31, 2003 and 2002, income from discontinued operations included the results of operations of all communities classified as held for sale at December 31, 2004, communities sold in 2004 and the results of operations of 11 communities and one commercial property designated as held for sale and sold in 2003 and 2002 through their sale dates.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

The revenues and expenses of these communities for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Revenues
Rental	$26,107	$52,275	$69,889
Other	2,043	3,767	4,444

Total revenues	28,150	56,042	74,333

Expenses
Property operating and maintenance (exclusive of items shown separately below)	12,316	22,949	29,455
Depreciation	2,281	8,775	13,444
Interest	3,669	7,678	11,580
Asset impairment charges	2,233	17,462	—
Minority interest in consolidated property partnerships	(238)	(419)	(284)

Total expenses	20,261	56,445	54,195

Income (loss) from discontinued operations	$7,889	$(403)	$20,138

In the fourth quarter of 2004, the Operating Partnership recorded an asset impairment charge of $1,607 to write-down the cost of an apartment community, located in Dallas, Texas, to its estimated fair value when the asset was classified as held for sale during the fourth quarter. In the second quarter of 2004, the Operating Partnership recorded an asset impairment loss of $626 to write-down the cost of an apartment community, located in Dallas, Texas, to its realized value. In the third quarter of 2003, the Operating Partnership recorded a $3,344 asset impairment charge to write-down the Dallas, Texas asset sold in the second quarter of 2004 to its then estimated fair value at the date the asset was classified as held for sale. In the first quarter of 2003, the Operating Partnership recorded an asset impairment charge of $14,118 to write-down the cost of the Operating Partnership’s apartment community located in Phoenix, Arizona to its estimated fair value.

For the year ended December 31, 2004, the Operating Partnership recognized net gains from discontinued operations of $113,739 from the sale of eight communities, containing 3,880 units, and certain land parcels. These sales generated net proceeds of approximately $242,962, including debt assumed by the purchasers of $104,325. For the year ended December 31, 2003, the Operating Partnership recognized net gains from discontinued operations of $40,792 on the sale of four communities, containing 1,844 units, and certain land parcels. These sales generated net proceeds of approximately $163,560. For the year ended December 31, 2002, the Operating Partnership recognized net gains from discontinued operations of $16,571 from the sale of six communities, containing 2,125 units, one commercial property and certain land parcels. These sales generated net proceeds of approximately $140,823.

Under prior accounting literature, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operations and gains on property sales are not comparable between periods. The discussion below relates to the gains on property sales reported in continuing operations in the consolidated statements of operations for the year ended December 31, 2002. For the year ended December 31, 2002, the Operating Partnership sold two apartment communities containing 540 units and one commercial property for net proceeds of $41,393. These sales resulted in net gains of $13,275. For the year ended December 31, 2002, the consolidated statement of operations included net income from these properties of $369.

In January 2005, the Operating Partnership designated two additional apartment communities, containing 1,872 units, as assets held for sale. The aggregate net book value of these assets totaled approximately $80,000, which represented the lower of depreciated cost or estimated fair value of the assets. The Operating Partnership

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

expects to convert one of the communities, containing 134 units, into for-sale condominium units through a taxable REIT subsidiary and to sell those units starting in 2005.

6.	PARTNERS’ EQUITY

Common and Preferred Units

At December 31, 2004 and 2003, the Operating Partnership had outstanding Common Units totaling 42,663 and 42,354, respectively. At December 31, 2004, the Operating Partnership had outstanding two separate series of cumulative redeemable preferred partnership units as more fully described below. The preferred partnership units are reflected in the accompanying financial statements at their liquidation value.

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

The Operating Partnership also has outstanding 2,000,000, 7.625% Series B cumulative redeemable preferred partnership units (the “Series B Preferred Units”). The Series B Preferred Units have a liquidation preference of $25.00 per unit and are redeemable at the option of the Operating Partnership on or after October 28, 2007, at a redemption price of $25.00 per unit. The Series B Preferred Units are owned by the Company.

In March 2004, the Company redeemed its 7.625% Series C cumulative redeemable preferred stock. Correspondingly, the Operating Partnership redeemed its Series C Preferred Units on the same date and under the same terms. The redemption price was $25.00 per unit, plus accrued and unpaid distributions through the redemption date. In connection with the issuance of the Series C Preferred Units in 1998, the Operating Partnership incurred $1,716 in issuance costs and recorded such costs as a reduction of partners’ equity. The redemption price of the Series C Preferred Units exceeds the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Operating Partnership reflected the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common unitholders in 2004.

In September 2004, the Operating Partnership redeemed its 8.0% Series D cumulative redeemable preferred units (“Series D Preferred Units”) for $25.00 per unit (an aggregate of $70,000), plus accrued and unpaid distributions through the redemption date. In connection with the issuance of the Series D Preferred Units in 1998, the Operating Partnership incurred $1,810 in issuance costs and recorded such costs as a reduction of partners’ equity. The redemption price of the Series D Preferred Units exceeded the related carrying value by the $1,810 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Company reflected the $1,810 of issuance costs as a reduction of earnings in arriving at net income available to common unitholders in 2004.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Computation of Earnings per Common Unit

For the years ended December 31, 2004, 2003 and 2002, basic and diluted earnings per Common Unit for income from continuing operations available to common unitholders, before cumulative effect of accounting change, has been computed as follows:

	Year Ended December 31, 2004

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(20,323)
Less: Preferred Unit distributions	(12,105)
Less: Redemption costs on preferred units	(3,526)

Basic EPU
Loss from continuing operations available to common unitholders	(35,954)	42,474	$(0.85)

Effect of dilutive securities
Stock options	—	— (1)

Diluted EPU
Loss from continuing operations available to common unitholders	$(35,954)	42,474	$(0.85)

	Year Ended December 31, 2003

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(20,292)
Less: Preferred Unit distributions	(17,049)

Basic EPU
Loss from continuing operations available to common unitholders	(37,341)	42,134	$(0.89)

Effect of dilutive securities
Stock options	—	—

Diluted EPU
Loss from continuing operations available to common unitholders	$(37,341)	42,134	$(0.89)

	Year Ended December 31, 2002

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$36,409
Less: Preferred unit distributions	(17,049)

Basic EPU
Income from continuing operations available to common unitholders	19,360	42,021	$0.46

Effect of dilutive securities
Stock options	—	15

Diluted EPU
Income from continuing operations available to common unitholders	$19,360	42,036	$0.46

(1)	For the years ended December 31, 2004 and 2003, the potential dilution from the Company’s outstanding stock options of 115 and 11, respectively, was antidilutive to the loss from continuing operations per unit calculation. As such, these amounts were excluded from weighted average units in these years.

In 2004, 2003 and 2002, stock options to purchase 4,491, 4,735 and 3,843 shares of common stock, respectively, were excluded from the computation of diluted earnings per unit as these options were antidilutive.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

7.	SEVERANCE AND PROXY CONTEST CHARGES

In 2003, the Operating Partnership recorded a first quarter charge of $19,711 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors and recorded a second quarter severance charge of $1,795 relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. The first quarter charge consisted of a $13,993 charge representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements and a $5,718 charge representing the discounted present value of estimated net costs to be incurred by the Operating Partnership as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment contracts. The second quarter charge of $1,795 represented the aggregate amount of the estimated payments and benefits to be made to the departing executive officers.

In August 2004, the Operating Partnership entered into a final settlement agreement with its former chairman of the board of directors. Under the terms of the agreement, the former chairman’s employment and non-competition agreements were terminated and the Operating Partnership agreed to continue to provide the former chairman certain payments and benefits through May 2013, the approximate expiration date of the original employment agreement. Because the present value of the estimated payments under the settlement agreement approximated the Operating Partnership’s remaining accrued charge under the former employment agreement, no additional charges were recorded in 2004 as a result of the settlement.

The Operating Partnership recorded severance charges in the first and second quarters of 2003. The following table summarizes the activity relating to the accrued severance charges for the years ended December 31, 2004 and 2003:

	2004	2003

Accrued severance charges, beginning of year	$19,171	$—
Severance charges	—	21,506
Payments for period	(4,858)	(3,237)
Interest accretion	1,004	902

Accrued severance charges, end of year	$15,317	$19,171

Substantially all of these remaining amounts will be paid over the remaining terms of the former executive’s employment and settlement agreements (9 to 12 years).

Proxy and related costs of $5,231 represented the legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount included the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Operating Partnership during the proxy contest. These lawsuits were settled in October 2004 (see note 11).

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

The Operating Partnership utilizes taxable subsidiaries to perform such activities as asset and property management, for-sale housing (condominium) conversions and sales, leasing and landscape services for third parties. These taxable subsidiaries are subject to federal, state and local income taxes. For the three years in the period ended December 31, 2004, the impact of these taxable subsidiaries’ income taxes and their related tax attributes were not material to the accompanying consolidated financial statements. At December 31, 2004, the Operating Partnership’s

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

taxable subsidiaries had consolidated federal income tax net operating loss carryforwards totaling approximately $9,000. These tax loss carryforwards begin to expire in 2019.

At December 31, 2004, management had established a valuation allowance against the deferred tax asset associated with these net operating loss carryforwards due to the historical and continuing operating losses of these subsidiaries. The tax benefits associated with such net operating loss carryforwards may be recognized in future periods, if the taxable subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it more likely than not that the related deferred tax assets are realizable.

As of December 31, 2004, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership was lower that the net assets as reported in the Operating Partnership’s consolidated financial statements by $16,558.

9.	EQUITY-BASED COMPENSATION PLANS

Equity Compensation Plans

As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership. Effective January 1, 2003, the Operating Partnership elected to voluntarily change its method of accounting for equity-based compensation to the fair value method prescribed in SFAS No. 123 (see note 1). The Operating Partnership elected the prospective method of adoption prescribed by SFAS No. 148. For equity-based compensation granted prior to January 1, 2003, the Operating Partnership accounted for equity-based compensation under the intrinsic value method prescribed by APB No. 25. A table in note 1 summarizes the Operating Partnership’s net income and earnings per common unit had the fair value method of accounting under SFAS No. 123 been applied for the years ended December 31, 2004, 2003 and 2002.

Stock Option Plans

The Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”) was approved by the Company’s shareholders in May 2003. Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the administrative committee overseeing the 2003 Stock Plan. At December 31, 2004, stock options outstanding under the 2003 Stock Plan totaled 1,092. The Company’s former stock plan (the “1993 Stock Plan”) expired in July 2003. At December 31, 2004, stock options outstanding under the 1993 Stock Plan totaled 3,399.

In 2004, 2003 and 2002, the Company granted stock options to purchase 283, 1,252 and 18 shares of Company common stock to Company officers and directors, of which 50 and 100 shares in 2004 and 2003, respectively, were granted to the Company’s non-executive chairman of the board. For the years ended December 31, 2004 and 2003, general and administrative expenses included compensation expense related to stock options of $590 and $244, respectively, recognized under the fair value method.

The following table sets forth information about the fair value of each stock option grant on the date of the grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grants:

	2004	2003	2002

Dividend yield	6.3%	6.5%	7.2%
Expected volatility	16.9%	17.1%	22.7%
Risk-free interest rate	3.1%	2.9%	3.5%
Expected option life	5 years	5 years	7 years

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

A summary of stock option activity under all plans for the years ended December 31, 2004, 2003 and 2003, is presented below.

	2004		2003		2002

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	4,735	$34	4,089	$35	4,228	$36
Granted	283	28	1,252	26	18	24
Exercised	(277)	29	(217)	28	(15)	31
Forfeited	(250)	36	(389)	32	(142)	38

Outstanding at end of year	4,491	33	4,735	34	4,089	35

Options exercisable at year-end	3,131		3,233		3,465

Weighted-average fair value of options granted during the year	$1.86		$1.59		$2.13

At December 31, 2004, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,851 options outstanding with exercise prices ranging from $23.90 to $33.95. These options have a weighted average exercise price of $27.58 and a weighted average remaining contractual life of 7 years. Of these outstanding options, 641 were exercisable at December 31, 2004 at a weighted average exercise price of $29.90. In addition, there were 2,640 options outstanding with exercise prices ranging from $34.76 to $44.13. These options have a weighted average exercise price of $37.92 and a weighted average remaining contractual life of 4 years. Of these outstanding options, 2,490 were exercisable at December 31, 2004 at a weighted average exercise price of $37.45.

In 2004, 2003 and 2002, the Company granted 27, 175 and 15 shares of restricted stock, respectively, to Company officers and directors, of which 7 and 8 shares in 2004 and 2003, respectively, were granted to the Company’s non-executive chairman of the board. The restricted shares granted in 2004 vest ratably over three to five year periods. The restricted shares granted in 2003 and 2002 vest ratably over three to eight year periods. For each year, the total value of the restricted share grants of $777, $4,555 and $459, respectively, was initially reflected in partners’ equity as additional paid-in capital reduced by unamortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the applicable vesting period. Total compensation expense relating to the restricted stock was $1,109, $742 and $265 in 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

The Company maintained an Employee Stock Purchase Plan (“ESPP”) under a plan approved by Company shareholders in 1995, which was terminated in December 2004. The Company is seeking shareholder approval for a new ESPP at its 2005 annual shareholder meeting. The provisions of the old and new plans are substantially similar with certain exceptions including that the maximum number of shares issuable under the new plan will be 300. To participate in the ESPP, (i) directors must have been a member of the Board of Directors for at least one month and (ii) an employee must have been employed full or part-time by the Company or the Operating Partnership for at least one month; provided, an individual who is a director and who is an employee shall be a participant exclusively with respect to his or her status as an employee. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined.

Effective January 1, 2003, under SFAS No. 123, the Operating Partnership records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $86 and $85 in 2004 and 2003, respectively. Prior to 2003, under APB No. 25, no compensation expense was required to be recognized for purchases under the ESPP (the discounted purchase price of the acquired shares was recorded in partners’ equity).

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

10. EMPLOYEE BENEFIT PLAN

Through a plan adopted by the Company, the employees of the Operating Partnership are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Operating Partnership contributions, if any, to this plan are based on the performance of the Company and the Operating Partnership and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Operating Partnership contribution, the maximum employee contribution included in the calculation is 4% (3% in years prior to 2003) of salary. Operating Partnership contributions of $541, $513 and $452 were made to this plan in 2004, 2003 and 2002, respectively.

11. COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community and four ground leases expiring in 2012, 2038, 2066 and 2074 for four separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or that contain stated rent increases that generally compensate for the impact of inflation. The Operating Partnership has historically expensed ground leases as incurred which, where applicable, has not been materially different than recognizing expense on a straight-line basis. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2004, are as follows:

2005	$1,534
2006	1,521
2007	1,483
2008	1,506
2009	1,531
2010 and thereafter	165,920

The Operating Partnership incurred $4,981, $4,382 and $5,223 of rent expense, including rent expense under short-term rental and lease arrangements, for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal proceedings

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Atlanta, Georgia, against the Company and the Operating Partnership, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleges, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requests various types of relief, such as injunctive relief and damages and demands production of certain Operating Partnership records. The Operating Partnership believes the allegations are wholly without merit and has moved to dismiss the litigation.

On May 5, 2003, the Operating Partnership received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Operating Partnership as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Operating Partnership. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Operating Partnership received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Operating Partnership as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who has filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement, denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. The Company plans to contest the shareholder’s appeal vigorously.

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

12. RELATED PARTY TRANSACTIONS

In 2004, 2003 and 2002, the Operating Partnership held investments in Property LLC’s accounted for under the equity method of accounting (see note 4). In 2004, 2003 and 2002, the Operating Partnership recorded, before elimination of the Operating Partnership’s equity interests, development fees, general construction contract billings, management fees and expense reimbursements (primarily personnel costs) of approximately $1,756, $2,913 and $11,916, respectively, from these related companies. Additionally in 2004, 2003 and 2002, the Operating Partnership earned interest under construction loans to the Project LLCs totaling $308, $3,186 and $4,482, respectively. The Operating Partnership portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements

In prior years, the Operating Partnership provided landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 2003 and 2002, the Operating Partnership received landscaping revenue of $742 and $775, respectively, for such services. Such revenue includes reimbursement of direct and indirect expenses.

At December 31, 2004 and 2003, the Operating Partnership had outstanding loan balances to certain current and former Operating Partnership executives totaling $5,095 and $6,075, respectively. These loans mature ten years from the issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares on the open market. Additionally, at December 31, 2004 and 2003, the Operating Partnership had outstanding additional loans to certain Operating Partnership executives totaling $780 and $920, respectively. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Operating Partnership, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $140, $160 and $160 was recorded as compensation expense in 2004, 2003 and 2002, respectively.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2004 and 2003, the Operating Partnership had outstanding interest rate swap agreements with a notional value of approximately $123,000 with maturity dates ranging from 2005 to 2009. At December 31, 2004 and 2003, the fair value of the interest rate swap agreements of $8,927 and $12,833, respectively, were included in consolidated liabilities in the accompanying consolidated balance sheets. The Operating Partnership records the changes in the fair value of these cash flow hedges as changes in accumulated other comprehensive income (loss), a partners’ equity account, in the accompanying consolidated balance sheet.

At December 31, 2004, the Operating Partnership had outstanding interest rate cap agreements with two financial institutions with a notional value of $110,055. These interest rate cap agreements are cash flow hedges that provide a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings aggregating $110,055 at December 31, 2004. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At December 31, 2004, the difference between the amortized costs of the interest rate cap arrangements and their fair value of $110 is included in accumulated other comprehensive income

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

(loss), a partners’ equity account. The original cost of $1,396 of the arrangements is being amortized to expense over their five-year term.

The impact of the change in the value of the derivatives on comprehensive income (loss) is included in the statement of partners’ equity.

In June 2004, in connection with the sale of five properties discussed in note 5 above, the Operating Partnership sold its interest in interest rate cap agreements with a notional value of $104,325 for aggregate proceeds of $379 and realized a loss of $941 ($877 net of minority interest) that was included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations. The unrealized loss on these interest rate cap agreements was previously reflected in accumulated other comprehensive income (loss), a partners’ equity account. These interest rate cap agreements were sold as the underlying hedged indebtedness was assumed by the purchaser in connection with the sale of the related assets.

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

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. The fair value of fixed rate debt was approximately $891,579 (carrying value of $845,175) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2004. The fair value of fixed rate debt was approximately $830,454 (carrying value of $775,132) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements at December 31, 2003.

In order to manage the impact of interest rate changes on earnings and cash flow, the Operating Partnership entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133, as amended. At December 31, 2004, the carrying amounts of the interest rate swap arrangements represented net liabilities totaling $8,927 and the carrying value of the interest rate cap arrangements represented net assets of $110. At December 31, 2003, the carrying amounts of the interest rate swap arrangements represented net liabilities totaling $12,832 and the carrying value of the interest rate cap arrangements represented net assets of $1,406.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from property rental operations. Apartment community rental operations are broken down into five segments based on the various stages in the apartment community ownership lifecycle. These segments are

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

described below. All commercial and other ancillary service and support operations are aggregated in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of December 31, 2004. The segment information for the years ended December 31, 2003 and 2002 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2004 to discontinued operations under SFAS No. 144 (see note 5).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Development and lease up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Acquired communities — those communities acquired in the current or prior year.

•	Sold communities — communities which were sold in prior years and not reflected as discontinued operations (see notes 1 and 5).

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

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to NOI to consolidated net income for the years ended December 31, 2004, 2003 and 2002. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

	Year Ended December 31,

	2004	2003	2002

Revenues
Fully stabilized communities	$250,372	$248,991	$250,646
Communities stabilized during prior year	15,784	14,695	9,170
Development and lease-up communities	7,001	2,006	—
Acquired communities	4,472	—	—
Sold communities	—	—	773
Other property segments	21,201	19,608	20,147
Other	1,000	457	260

Consolidated revenues	$299,830	$285,757	$280,996

Contribution to Property Net Operating Income
Fully stabilized communities	$153,126	$155,162	$159,911
Communities stabilized during prior year	9,851	8,841	4,854
Development and lease-up communities	4,879	113	—
Acquired communities	3,163	—	—
Sold communities	—	—	369
Other	(4,927)	(2,994)	(1,428)

Consolidated property net operating income	166,092	161,122	163,706

Interest income	817	894	1,288
Other revenues	1,000	457	260
Minority interest in consolidated property partnerships	671	1,605	1,771
Gains on property sales	—	—	13,275
Depreciation	(83,029)	(81,201)	(74,482)
Interest	(65,415)	(63,182)	(50,231)
Amortization of deferred loan costs	(4,304)	(3,801)	(2,327)
General and administrative	(21,275)	(15,102)	(14,430)
Development costs and other	(1,337)	(2,137)	(694)
Termination of debt remarketing agreement (interest expense)	(10,615)	—	—
Loss on early extinguishment of indebtedness	(4,011)	—	(136)
Severance charges	—	(21,506)	—
Proxy and related costs	—	(5,231)	—
Equity in income (losses) of unconsolidated real estate entities	1,083	7,790	(1,591)

Income (loss) from continuing operations	(20,323)	(20,292)	36,409
Income from discontinued operations	117,500	40,389	36,709

Net income	$97,177	$20,097	$73,118

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2004, 2003 and 2002 are as follows:

In June 2004, the Operating Partnership acquired an apartment community for cash and the assumption of mortgage indebtedness with an estimated fair value of $49,496. Also in June 2004, the Operating Partnership sold certain apartment communities subject to $104,325 of mortgage indebtedness assumed by the purchasers. These transactions involving mortgage indebtedness were excluded from the statement of cash flows as non-cash transactions.

For the year ended December 31, 2004, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $3,945. For the year ended December 31, 2003, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $2,702. For the year ended December 31, 2002, the Operating Partnership’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partners’ equity of $10,204.

The Operating Partnership committed to distribute $19,203, $19,043 and $32,785 for the quarters ended December 31, 2004, 2003 and 2002, respectively.

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Under SFAS No. 144, as further discussed in note 5, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which differs from the presentation of discontinued operations included in the Operating Partnership’s previously issued financial statements included in its quarterly reports on Form 10-Q. Quarterly financial information for the years ended December 31, 2004 and 2003, as revised to reflect the change discussed above, was as follows:

	Year Ended December 31, 2004

	First	Second	Third	Fourth

Revenues	$72,912	$74,160	$77,207	$75,551

Income (loss) from continuing operations	(1,276)	(1,183)	(2,564)	(15,300)
Income (loss) from discontinued operations	6,016	110,900	1,072	(488)

Net income (loss)	4,740	109,717	(1,492)	(15,788)
Distributions to preferred unitholders	(3,997)	(3,310)	(2,889)	(1,909)
Redemption costs on preferred units	(1,716)	—	(1,810)	—

Net income (loss) available to common unitholders	$(973)	$106,407	$(6,191)	$(17,697)

Earnings per Common Unit(1):
Net income (loss) available to common unitholders — basic	$(0.02)	$2.50	$(0.15)	$(0.42)
Net income (loss) available to common unitholders — diluted	$(0.02)	$2.50	$(0.15)	$(0.42)

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

	Year Ended December 31, 2003

	First	Second	Third	Fourth

Revenues	$70,353	$71,132	$72,398	$71,874

Income from continuing operations	(19,267)	1,970	(1,336)	(1,659)
Income (loss) from discontinued operations	(2,936)	30,202	642	12,481

Net income	(22,203)	32,172	(694)	10,822
Distributions to preferred unitholders	(4,262)	(4,263)	(4,262)	(4,262)

Net income available to common unitholders	$(26,465)	$27,909	$(4,956)	$6,560

Earnings per Common Unit:
Net income available to common unitholders — basic	$(0.63)	$0.66	$(0.12)	$0.16
Net income available to common unitholders — diluted	$(0.63)	$0.66	$(0.12)	$0.16

(1)	The total of the four quarterly amounts for net income and earnings per unit does not equal the total for the year. These differences result from the use of a weighted average to compute the number of units outstanding for the purpose of calculating the Operating Partnership’s earnings per unit.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

							Gross amount at which
				Initial costs		Costs	Carried at close of period
						Capitalized
		Related			Building and	Subsequent		Building and
	Description	Encumbrances		Land	Improvements	to Acquisition	Land	Improvements	Total(1)

Georgia
Post Ashford	Apartments	$9,895	(2)	$1,906	$—	$9,039	$1,906	$9,039	$10,945
Post Briarcliff	Apartments	—		13,344	—	47,145	13,344	47,145	60,489
Post Brookhaven	Apartments	—		7,921	—	33,226	7,921	33,226	41,147
Post Chastain	Apartments	29,020		6,352	—	41,504	6,779	41,077	47,856
Post Collier Hills	Apartments	—		6,487	—	25,773	7,203	25,057	32,260
Post Corners(4)	Apartments	14,760	(2)	1,473	—	16,225	1,473	16,225	17,698
Post Crest	Apartments	25,221		4,733	—	25,333	4,763	25,303	30,066
Post Crossing	Apartments	—		3,951	—	20,191	3,951	20,191	24,142
Post Dunwoody	Apartments	—		4,917	—	29,608	4,961	29,564	34,525
Post Gardens	Apartments	—		5,859	—	34,349	5,931	34,277	40,208
Post Glen	Apartments	19,316		5,591	—	22,037	5,784	21,844	27,628
Post Lenox Park	Apartments	10,713		3,132	—	11,199	3,132	11,199	14,331
Post Lindbergh	Apartments	—		6,268	—	27,453	6,652	27,069	33,721
Post Oak	Apartments	—		2,027	—	8,714	2,027	8,714	10,741
Post Oglethorpe	Apartments	—		3,662	—	17,629	3,662	17,629	21,291
Post Parkside	Mixed Use	—		3,402	—	20,296	3,465	20,233	23,698
Post Peachtree Hills	Apartments	—		4,215	—	14,788	4,857	14,146	19,003
Post Renaissance(5)	Apartments	—		–	—	20,778	—	20,778	20,778
Post Ridge	Apartments	—		5,150	—	32,014	5,150	32,014	37,164
Post Spring	Apartments	—		2,105	—	38,352	2,105	38,352	40,457
Post Summit	Apartments	—		1,575	—	6,654	1,575	6,654	8,229
Post Valley	Apartments	18,600	(2)	1,117	—	20,104	1,117	20,104	21,221
Post Vinings	Apartments	—		4,322	—	22,753	5,668	21,407	27,075
Post Village	Apartments
The Arbors	Apartments	—		373	—	17,905	373	17,905	18,278
The Fountains and the Meadows	Apartments	26,000	(2)	611	—	40,056	878	39,789	40,667
The Gardens	Apartments	14,500	(2)	187	—	29,297	637	28,847	29,484
The Hills	Apartments	7,000	(2)	91	—	13,147	307	12,931	13,238
Post Walk(4)	Apartments	19,300	(2)	2,954	—	19,015	2,954	19,015	21,969
Post Woods	Apartments	25,691		1,378	—	28,747	3,070	27,055	30,125
Post Stratford(5)	Apartments	—		328	—	24,434	620	24,142	24,762
Post Riverside	Mixed Use	—		11,130	—	109,961	12,457	108,634	121,091

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Date of	Date		Depreciable
	Depreciation	Construction	Acquired		Lives Years

Georgia
Post Ashford	$4,465	04/86 – 06/87	04/86		5-40 Years
Post Briarcliff	11,769	12/96	09/96		5-40 Years
Post Brookhaven	15,606	07/89 – 12/92	03/89		5-40 Years
Post Chastain	18,855	06/88 – 10/90	06/88		5-40 Years
Post Collier Hills	7,450	10/95	06/95		5-40 Years
Post Corners(4)	7,836	08/84 – 04/86	08/84		5-40 Years
Post Crest	7,864	09/95	10/94		5-40 Years
Post Crossing	6,019	04/94 – 08/95	11/93		5-40 Years
Post Dunwoody	10,419	11/88	12/84 & 08/94	(3)	5-40 Years
Post Gardens	8,753	07/96	05/96		5-40 Years
Post Glen	6,272	07/96	05/96		5-40 Years
Post Lenox Park	3,471	03/94 – 05/95	03/94		5-40 Years
Post Lindbergh	6,896	11/96	08/96		5-40 Years
Post Oak	3,507	09/92 – 12/93	09/92		5-40 Years
Post Oglethorpe	5,539	03/93 – 10/94	03/93		5-40 Years
Post Parkside	4,420	02/99	12/97		5-40 Years
Post Peachtree Hills	5,067	02/92 – 09/94	02/92 & 09/92	(3)	5-40 Years
Post Renaissance(5)	7,750	07/91 – 12/94	06/91 & 01/94	(3)	5-40 Years
Post Ridge	7,888	10/96	07/96		5-40 Years
Post Spring	6,140	09/99	09/99		5-40 Years
Post Summit	3,324	01/90 – 12/90	01/90		5-40 Years
Post Valley	9,764	03/86 – 04/88	12/85		5-40 Years
Post Vinings	10,578	05/88 – 09/91	05/88		5-40 Years
Post Village
The Arbors	8,371	04/82 – 10/83	03/82		5-40 Years
The Fountains and the Meadows	18,602	08/85 – 05/88	08/85		5-40 Years
The Gardens	13,487	06/88 – 07/89	05/84		5-40 Years
The Hills	6,046	05/84 – 04/86	04/83		5-40 Years
Post Walk(4)	9,640	03/86 – 08/87	06/85		5-40 Years
Post Woods	14,144	03/76 – 09/83	06/76		5-40 Years
Post Stratford(5)	4,967	04/99	01/99		5-40 Years
Post Riverside	27,019	07/96	01/96		5-40 Years

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

						Gross amount at which
			Initial costs		Costs	Carried at close of period
					Capitalized
		Related		Building and	Subsequent		Building and
	Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total(1)

Texas
Addison Circle Apartment Homes By Post	Mixed Use	87,835	2,885	41,482	120,811	8,382	156,796	165,178
Post American Beauty Mill(4)	Apartments	—	156	2,786	2,891	156	5,677	5,833	(7)
Post Block 588(4)(6)	Apartments	—	1,278	48	18,952	—	20,278	20,278
Post Cole’s Corner	Mixed Use	—	1,886	18,006	1,958	2,086	19,764	21,850
Post Columbus Square	Mixed Use	—	4,565	24,595	1,244	4,565	25,839	30,404
Heights of State- Thomas/Gallery	Mixed Use	—	5,455	15,559	29,925	5,812	45,127	50,939
Legacy at Town Center	Apartments	—	684	—	33,296	811	33,169	33,980
Post Midtown	Mixed Use	—	4,408	1,412	75,125	4,498	76,447	80,945
Post White Rock(4)	Apartments	—	1,560	9,969	2,673	1,560	12,642	14,202
The Abbey of State-Thomas	Apartments	—	575	6,276	1,714	575	7,990	8,565
The Meridian at State-Thomas	Apartments	—	1,535	11,605	1,141	1,535	12,746	14,281
The Rice(5)	Mixed Use	—	449	13,393	26,629	449	40,022	40,471
The Vineyard of Uptown	Apartments	—	1,133	8,560	383	1,133	8,943	10,076
The Vintage of Uptown	Apartments	—	2,614	12,188	618	2,614	12,806	15,420
The Worthington of State-Thomas	Mixed Use	—	3,744	34,700	2,468	3,744	37,168	40,912
Uptown Village	Apartments	15,602	3,955	22,120	18,875	6,682	38,268	44,950
Post Wilson Building(5)	Mixed Use	—	—	689	20,616	—	21,305	21,305
Florida
Post Harbour Place	Mixed Use	—	3,854	—	86,781	10,695	79,940	90,635
Post Hyde Park	Apartments	—	3,498	—	26,677	5,108	25,067	30,175
Post Parkside (Orlando)	Mixed Use	—	2,493	—	30,618	2,493	30,618	33,111
Post Rocky Point	Apartments	57,000	10,510	—	62,288	10,567	62,231	72,798
Post Walk at Hyde Park(6)	Apartments	—	1,943	—	11,117	1,974	11,086	13,060
Virginia
Post Corners at Trinity Centre	Apartments	17,474	4,404	—	24,143	4,493	24,054	28,547
Post Forest	Apartments	—	8,590	—	26,783	9,106	26,267 (7)	35,373
Post Pentagon Row(5)	Apartments	—	2,359	7,659	82,289	3,470	88,837	92,307
Post Carlyle I	Mixed Use	—	5,774	—	13,754	5,774	13,754	19,528
Post Tysons Corner	Apartments	48,760	20,000	65,478	—	20,000	65,478	85,478

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Date of	Date	Depreciable
	Depreciation	Construction	Acquired	Lives Years

Texas
Addison Circle Apartment Homes By Post	35,825	10/97	10/97	5-40 Years
Post American Beauty Mill(4)	1,129	10/97	10/97	5-40 Years
Post Block 588(4)(6)	—	10/97	10/97	5-40 Years
Post Cole’s Corner	5,189	N/A	10/97	5-40 Years
Post Columbus Square	4,952	N/A	10/97	5-40 Years
Heights of State- Thomas/Gallery	9,139	10/97	10/97	5-40 Years
Legacy at Town Center	4,894	03/99	03/99	5-40 Years
Post Midtown	11,705	10/97	10/97	5-40 Years
Post White Rock(4)	3,007	N/A	10/97	5-40 Years
The Abbey of State-Thomas	1,520	N/A	10/97	5-40 Years
The Meridian at State-Thomas	2,895	N/A	10/97	5-40 Years
The Rice(5)	6,321	10/97	10/97	5-40 Years
The Vineyard of Uptown	1,690	N/A	10/97	5-40 Years
The Vintage of Uptown	2,721	N/A	10/97	5-40 Years
The Worthington of State-Thomas	7,958	N/A	10/97	5-40 Years
Uptown Village	6,859	N/A	10/97	5-40 Years
Post Wilson Building(5)	2,451	10/97	10/97	5-40 Years
Florida
Post Harbour Place	14,246	03/97	01/97	5-40 Years
Post Hyde Park	6,736	09/94	07/94	5-40 Years
Post Parkside (Orlando)	5,419	03/99	03/99	5-40 Years
Post Rocky Point	15,688	04/94 - 11/96	02/94&09/96 (3)	5-40 Years
Post Walk at Hyde Park(6)	3,712	10/95 - 10/97	09/95	5-40 Years
Virginia
Post Corners at Trinity Centre	6,462	06/94	06/94	5-40 Years
Post Forest	13,773	01/89 - 12/90	03/88	5-40 Years
Post Pentagon Row(5)	7,216	06/99	2/99	5-40 Years
Post Carlyle I	—	12/04	N/A	5-40 Years
Post Tysons Corner	1,118	N/A	06/04	5-40 Years

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

						Gross amount at which
			Initial costs			Carried at close of period
					Subsequent
		Related		Building and	to		Building and
	Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(1)

New York
Post Toscana	Apartments	—	15,976	—	76,190	17,156	75,010	92,166
Post Luminaria	Apartments	35,000	4,938	—	45,859	4,938	45,859	50,797
North Carolina
Uptown Place	Mixed Use	—	2,336	—	28,716	2,363	28,689	31,052
Gateway	Apartments	—	2,424	—	60,658	3,481	59,601	63,082
Post Park at Phillips Place	Mixed Use	—	4,305	—	37,489	4,307	37,487	41,794
Tennessee
Bennie Dillon(4)	Mixed Use	—	—	—	9,958	—	9,958	9,958
Colorado
Uptown Square	Apartments	—	2,963	580	104,565	4,813	103,295	108,108
Miscellaneous Investments		—	13,212	5,496	21,865	13,212(7)	27,361	40,573

Total		$481,687	$263,022	$302,601	$1,936,795	$293,274	$2,209,144	$2,502,418

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Date of	Date	Depreciable
	Depreciation	Construction	Acquired	Lives Years

New York
Post Toscana	3,156	01/02	01/02	5-40 Years
Post Luminaria	5,187	03/01	03/01	5-40 Years
North Carolina
Uptown Place	4,310	09/98	09/98	5-40 Years
Gateway	6,880	09/98	09/98	5-40 Years
Post Park at Phillips Place	10,296	01/96	11/95	5-40 Years
Tennessee
Bennie Dillon(4)	1,420	07/98	07/98	5-40 Years
Colorado
Uptown Square	12,661	10/97	10/97	5-40 Years
Miscellaneous Investments	16,236			5-40 Years

Total	$524,699

(1)	The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,099,236 at December 31, 2004, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2)	These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3)	Additional land was acquired for construction of an additional phase.
(4)	These properties were held for sale at December 31, 2004.
(5)	The Company has a leasehold interest in the land underlying these communities.
(6)	These properties are currently being converted into for-sale condominiums.
(7)	Balance is net of reserves of $2,665 to write down certain land parcels to fair value. The carrying value of Post American Beauty Mill reflects a write-down of $1,607 recorded in 2004.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2004	2003	2002

Real estate investments
Balance at beginning of year	$2,596,376	$2,705,215	$2,777,980
Improvements	98,943	25,360	121,110
Disposition of property	(192,901)	(134,199)	(193,875)

Balance at end of year	$2,502,418	$2,596,376	$2,705,215

Accumulated depreciation
Balance at beginning of year	$510,859	$447,178	$406,724
Depreciation	85,310	89,975	87,927
Accumulated depreciation on disposed property	(71,470)	(26,294)	(47,473)

Balance at end of year	$524,699 (a)	$510,859 (a)	$447,178 (a)

(a)	Accumulated depreciation on the balance sheet is net of accumulated depreciation on assets held for sale in the amounts of $26,332, $74,614, and $17,829 for the years ended December 31, 2004, 2003 and 2002, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

3. Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit
No.			Description

2	.1(a)	—	Redemption Agreement between Post Apartment Homes, L.P. and JRC Acquisition Corporation
2	.2(a)	—	First Amendment to the Redemption Agreement
2	.3(a)	—	Second Amendment to the Redemption Agreement
2	.4(a)	—	Third Amendment to the Redemption Agreement
2	.5(a)	—	Fourth Amendment to the Redemption Agreement
3	.1(b)	—	Articles of Incorporation of the Company
3	.2(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.3(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.4(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.5(d)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.6(e)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3	.7(w)	—	Amendment No. 1 to the Amended and Restated Bylaws of the Company
4	.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4	.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10	.1(c)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10	.2(c)	—	First Amendment to Second Amended and Restated Partnership Agreement
10	.3(c)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10	.4(h)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10	.5(h)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10	.6(d)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10	.7(i)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10	.8(j)*	—	Employee Stock Plan
10	.9(c)*	—	Amendment to Employee Stock Plan
10	.10(c)*	—	Amendment No. 2 to Employee Stock Plan
10	.11(c)*	—	Amendment No. 3 to Employee Stock Plan
10	.12(c)*	—	Amendment No. 4 to Employee Stock Plan
10	.13(k)*	—	2003 Incentive Stock Plan
10	.14(l)*	—	Settlement Agreement, dated as of August 27, 2004, by and among John A. Williams, The John A. Williams Irrevocable Trust, Post Properties, Inc., Post GP Holdings, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.15(j)*	—	Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
10	.16(h)*	—	Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover dated as of June 1, 1998
10	.17(j)*	—	Option and Transfer Agreement among the Operating Partnership, Post Services, John A. Williams and John T. Glover
10	.19(c)	—	Form of Indemnification Agreement for officers and directors
10	.20(b)*	—	Profit Sharing Plan of the Company
10	.21(c)*	—	Amendment Number One to Profit Sharing Plan

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit
No.			Description

10	.22(c)*	—	Amendment Number Two to Profit Sharing Plan
10	.23(c)*	—	Amendment Number Three to Profit Sharing Plan
10	.24(c)*	—	Amendment Number Four to Profit Sharing Plan
10	.25(b)	—	Form of General Partner 1% Exchange Agreement
10	.26(m)*	—	Dividend Reinvestment Stock Purchase Plan
10	.27(n)	—	Credit Agreement dated as of January 16, 2004 among Post Apartment Homes, L.P., Wachovia Bank, N.A., and certain other lenders
10	.28(u)	—	First Amendment to Credit Agreement
10	.29(o)	—	Letter Agreement, dated as of December 22, 2004, by and among Post Apartment Homes, L.P., certain lenders under the Credit Agreement and Wachovia Bank, N.A., as the Administrative Agent
10	.30(o)	—	Letter Agreement, dated as of December 23, 2004, by and among Post Apartment Homes, L.P. and Fannie Mae
10	.31(p)*	—	Deferred Compensation Plan for Directors and Executive Committee Members
10	.32(q)*	—	Form of Change in Control Agreement (3.0X) and schedule of executive officers who have entered into such agreement
10	.33(s)*	—	Form of Change in Control Agreement (2.0X) and schedule of executive officers who have entered into such agreement
10	.34(r)*	—	Form of Change in Control Agreement (1.5X) and schedule of executive officers who have entered into such agreement
10	.35(r)*	—	Form of Change in Control Agreement (1.0X) and schedule of executive officers who have entered into such agreement
10	.36(r)*	—	Form of Amendment No. 1 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.37(r)*	—	Version One Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.38(r)*	—	Version Two Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.39(s)*	—	Master Employment Agreement between the Company, the Operating Partnership, Post GP Holdings, Inc., Post Services, Inc. and John T. Glover dated as of March 22, 2002
10	.40(r)*	—	Employment Agreement with David P. Stockert
10	.41(e)*	—	Form of Amendment No. 1 to Employment Agreement with David P. Stockert
10	.42(r)*	—	Employment Agreement with Thomas D. Senkbeil
10	.43(r)*	—	Amendment No. 1 to Employment Agreement with Thomas D. Senkbeil
10	.44(n)*	—	Employment Agreement with Christopher J. Papa
10	.45(e)*	—	Form of Amendment No. 2 to Employment Agreement with Thomas D. Senkbeil
10	.46(e)*	—	Restricted Stock Grant Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.47(e)*	—	Non-Incentive Stock Option Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.48(t)*	—	Employment Agreement, dated as of October 11, 2004, by and among Martin Howle, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.49(t)*	—	Employment Agreement, dated as of October 11, 2004, by and among Charles A. Konas, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
11	.1(v)	—	Statement Regarding Computation of Per Share Earnings
21.1		—	List of Subsidiaries

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit
No.		Description

23.1	—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 33-81772), Form S-3 (No. 333-47399), Form S-3 (No. 333-80427), Form S-3 (No. 333-44722), Form S-8 (No. 333-62243), Form S-8 (No. 33-00020), Form S-8 (No. 333-94121), Form S-8 (No. 333-38725), Form S-8 (No. 333-02374), Form S-8 (No. 333-107092), Form S-8 (No. 333-107093)
23.2	—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 333-36595), Form S-3 (No. 333-42884), Form S-3 (No. 333-55994)
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 13, 2004 and incorporated herein by reference.
(b)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(c)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(e)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 12, 2004 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company and incorporated herein by reference.
(k)	Filed as Appendix A to the 2003 proxy statement and incorporated herein by reference.
(l)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 30, 2004 and incorporated herein by reference.
(m)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(n)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2003 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 28, 2004 and incorporated herein by reference.
(p)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1999 and incorporated herein by reference.
(q)	Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company and incorporated herein by reference.
(r)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended June 30, 2003 and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.

(s)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2001 and incorporated herein by reference.
(t)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 12, 2004 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 22, 2004 and incorporated herein by reference.
(v)	The information required by this exhibit is included in note 6 to the consolidated financial statement and incorporated herein by reference.
(w)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
(Registrant)

March 15, 2005	By /s/ DAVID P. STOCKERT David P. Stockert, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT C. GODDARD, III Robert C. Goddard, III	Chairman of the Board and Director	March 15, 2005

/s/ DAVID P. STOCKERT David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ CHRISTOPHER J. PAPA Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/s/ ARTHUR J. QUIRK Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2005

/s/ HERSCHEL M. BLOOM Herschel M. Bloom	Director	March 15, 2005

/s/ DOUGLAS CROCKER II Douglas Crocker II	Director	March 15, 2005

/s/ WALTER M. DERISO, JR. Walter M. Deriso, Jr.	Director	March 15, 2005

/s/ RUSSELL R. FRENCH Russell R. French	Director	March 15, 2005

/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	March 15, 2005

/s/ CHARLES E. RICE Charles E. Rice	Director	March 15, 2005

/s/ RONALD DE WAAL Ronald de Waal	Director	March 15, 2005

Post Properties, Inc.

Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post G.P. Holdings, Inc., as General Partner

March 15, 2005	By /s/ DAVID P. STOCKERT David P. Stockert, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT C. GODDARD, III Robert C. Goddard, III	Chairman of the Board and Director	March 15, 2005

/s/ DAVID P. STOCKERT David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ CHRISTOPHER J. PAPA Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/s/ ARTHUR J. QUIRK Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2005

/s/ HERSCHEL M. BLOOM Herschel M. Bloom	Director	March 15, 2005

/s/ DOUGLAS CROCKER II Douglas Crocker II	Director	March 15, 2005

/s/ WALTER M. DERISO, JR. Walter M. Deriso, Jr.	Director	March 15, 2005

/s/ RUSSELL R. FRENCH Russell R. French	Director	March 15, 2005

/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	March 15, 2005

/s/ CHARLES E. RICE Charles E. Rice	Director	March 15, 2005

/s/ RONALD DE WAAL Ronald de Waal	Director	March 15, 2005

Post Properties, Inc.

Post Apartment Homes, L.P.

EXHIBIT INDEX

Exhibit
No.		Description

2.1(a)	—	Redemption Agreement between Post Apartment Homes, L.P. and JRC Acquisition Corporation
2.2(a)	—	First Amendment to the Redemption Agreement
2.3(a)	—	Second Amendment to the Redemption Agreement
2.4(a)	—	Third Amendment to the Redemption Agreement
2.5(a)	—	Fourth Amendment to the Redemption Agreement
3.1(b)	—	Articles of Incorporation of the Company
3.2(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.3(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.4(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(d)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.6(e)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3.7(w)	—	Amendment No. 1 to the Amended and Restated Bylaws of the Company
4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1(c)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(c)	—	First Amendment to Second Amended and Restated Partnership Agreement
10.3(c)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(h)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(h)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(d)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(i)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(j)*	—	Employee Stock Plan
10.9(c)*	—	Amendment to Employee Stock Plan
10.10(c)*	—	Amendment No. 2 to Employee Stock Plan
10.11(c)*	—	Amendment No. 3 to Employee Stock Plan
10.12(c)*	—	Amendment No. 4 to Employee Stock Plan
10.13(k)*	—	2003 Incentive Stock Plan
10.14(l)*	—	Settlement Agreement, dated as of August 27, 2004, by and among John A. Williams, The John A. Williams Irrevocable Trust, Post Properties, Inc., Post GP Holdings, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10.15(j)*	—	Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover
10.16(h)*	—	Amendment of Noncompetition Agreement between the Company, the Operating Partnership and John T. Glover dated as of June 1, 1998
10.17(j)*	—	Option and Transfer Agreement among the Operating Partnership, Post Services, John A. Williams and John T. Glover
10.19(c)	—	Form of Indemnification Agreement for officers and directors
10.20(b)*	—	Profit Sharing Plan of the Company
10.21(c)*	—	Amendment Number One to Profit Sharing Plan
10.22(c)*	—	Amendment Number Two to Profit Sharing Plan
10.23(c)*	—	Amendment Number Three to Profit Sharing Plan
10.24(c)*	—	Amendment Number Four to Profit Sharing Plan
10.25(b)	—	Form of General Partner 1% Exchange Agreement
10.26(m)*	—	Dividend Reinvestment Stock Purchase Plan
10.27(n)	—	Credit Agreement dated as of January 16, 2004 among Post Apartment Homes, L.P., Wachovia Bank, N.A., and certain other lenders
10.28(u)	—	First Amendment to Credit Agreement
10.29(o)	—	Letter Agreement, dated as of December 22, 2004, by and among Post Apartment Homes, L.P., certain lenders under the Credit Agreement and Wachovia Bank, N.A., as the Administrative Agent
10.30(o)	—	Letter Agreement, dated as of December 23, 2004, by and among Post Apartment Homes, L.P. and Fannie Mae

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit
No.		Description

10.31(p)*	—	Deferred Compensation Plan for Directors and Executive Committee Members
10.32(q)*	—	Form of Change in Control Agreement (3.0X) and schedule of executive officers who have entered into such agreement
10.33(s)*	—	Form of Change in Control Agreement (2.0X) and schedule of executive officers who have entered into such agreement
10.34(r)*	—	Form of Change in Control Agreement (1.5X) and schedule of executive officers who have entered into such agreement
10.35(r)*	—	Form of Change in Control Agreement (1.0X) and schedule of executive officers who have entered into such agreement
10.36(r)*	—	Form of Amendment No. 1 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10.37(r)*	—	Version One Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10.38(r)*	—	Version Two Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10.39(s)*	—	Master Employment Agreement between the Company, the Operating Partnership, Post GP Holdings, Inc., Post Services, Inc. and John T. Glover dated as of March 22, 2002
10.40(r)*	—	Employment Agreement with David P. Stockert
10.41(e)*	—	Form of Amendment No. 1 to Employment Agreement with David P. Stockert
10.42(r)*	—	Employment Agreement with Thomas D. Senkbeil
10.43(r)*	—	Amendment No. 1 to Employment Agreement with Thomas D. Senkbeil
10.44(n)*	—	Employment Agreement with Christopher J. Papa
10.45(e)*	—	Form of Amendment No. 2 to Employment Agreement with Thomas D. Senkbeil
10.46(e)*	—	Restricted Stock Grant Certificate for Robert C. Goddard, III, dated July 17, 2003
10.47(e)*	—	Non-Incentive Stock Option Certificate for Robert C. Goddard, III, dated July 17, 2003
10.48(t)*	—	Employment Agreement, dated as of October 11, 2004, by and among Martin Howle, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10.49(t)*	—	Employment Agreement, dated as of October 11, 2004, by and among Charles A. Konas, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
11.1(v)	—	Statement Regarding Computation of Per Share Earnings
21.1	—	List of Subsidiaries
23.1	—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 33-81772), Form S-3 (No. 333-47399), Form S-3 (No. 333-80427), Form S-3 (No. 333-44722), Form S-8 (No. 333-62243), Form S-8 (No. 33-00020), Form S-8 (No. 333-94121), Form S-8 (No. 333- 38725), Form S-8 (No. 333-02374), Form S-8 (No. 333-107092), Form S-8 (No. 333-107093)
23.2	—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 333-36595), Form S-3 (No. 333-42884), Form S-3 (No. 333-55994)
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 13, 2004 and incorporated herein by reference.

(b)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.

(c)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(e)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 12, 2004 and incorporated herein by reference.

(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.

(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.

(j)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company and incorporated herein by reference.

(k)	Filed as Appendix A to the 2003 proxy statement and incorporated herein by reference.

(l)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 30, 2004 and incorporated herein by reference.

(m)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.

(n)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2003 and incorporated herein by reference.

(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 28, 2004 and incorporated herein by reference.

(p)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1999 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 33-86674) of the Company and incorporated herein by reference.

(r)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended June 30, 2003 and incorporated herein by reference.

(s)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2001 and incorporated herein by reference.

(t)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 12, 2004 and incorporated herein by reference.

(u)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 22, 2004 and incorporated herein by reference.

(v)	The information required by this exhibit is included in note 6 to the consolidated financial statement and incorporated herein by reference.

(w)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.