Form 10-Q
period 2005-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2005-08-09
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Post Properties, Inc.	Yes	☑	No	☐
Post Apartment Homes, L.P.	Yes	☑	No	☐
     Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	☑	No	☐
Post Apartment Homes, L.P.	Yes	☑	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
40,225,565 shares of common stock outstanding as of August 5, 2005 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Real estate assets
Land	$270,167	$266,520
Building and improvements	1,824,414	1,887,514
Furniture, fixtures and equipment	208,348	214,954
Construction in progress	34,291	19,527
Land held for future development	51,972	18,910

	2,389,192	2,407,425
Less: accumulated depreciation	(489,812)	(498,367)
Assets held for sale, net of accumulated depreciation of $46,506 and $26,332 at June 30, 2005 and December 31, 2004, respectively	72,073	68,661

Total real estate assets	1,971,453	1,977,719
Investments in and advances to unconsolidated real estate entities	34,441	21,320
Cash and cash equivalents	4,169	123
Restricted cash	4,321	1,844
Deferred charges, net	13,462	15,574
Other assets	41,855	37,262

Total assets	$2,069,701	$2,053,842

Liabilities and shareholders’ equity
Indebtedness, including $47,500 and $34,060 of debt secured by assets held for sale at June 30, 2005 and December 31, 2004, respectively	$1,111,936	$1,129,478
Accounts payable and accrued expenses	74,407	58,837
Dividend and distribution payable	19,065	19,203
Security deposits and prepaid rents	9,905	7,236
Accrued interest payable	6,008	7,677

Total liabilities	1,221,321	1,222,431

Minority interest of common unitholders in Operating Partnership	41,687	43,341

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2 % Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8 % Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
40,372 and 40,164 shares issued, 40,035 and 40,164 shares outstanding at June 30, 2005 and December 31, 2004, respectively	403	401
Additional paid-in capital	779,907	775,221
Accumulated earnings	48,330	25,075
Accumulated other comprehensive income (loss)	(6,840)	(8,668)
Deferred compensation	(4,055)	(3,988)

	817,774	788,070

Less common stock in treasury, at cost, 337 and 0 shares at June 30, 2005 and December 31, 2004, respectively	(11,081)	—

Total shareholders’ equity	806,693	788,070

Total liabilities and shareholders’ equity	$2,069,701	$2,053,842

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Rental	$68,744	$65,827	$136,471	$130,779
Other property revenues	4,316	3,986	8,098	7,646
Other	61	47	132	122

Total revenues	73,121	69,860	144,701	138,547

Expenses
Property operating and maintenance (exclusive of items shown separately below)	32,973	30,621	65,766	61,093
Depreciation	19,414	19,689	38,946	39,312
General and administrative	5,433	5,476	10,728	10,119
Development costs and other	740	381	1,837	916

Total expenses	58,560	56,167	117,277	111,440

Operating Income	14,561	13,693	27,424	27,107

Interest income	189	213	354	393
Interest expense	(15,206)	(15,942)	(30,885)	(31,362)
Amortization of deferred financing costs	(1,029)	(1,092)	(2,717)	(2,208)
Equity in income of unconsolidated real estate entities	553	207	701	422
Gain on sale of technology investment	—	—	5,267	—
Minority interest in consolidated property partnerships	64	248	178	432
Minority interest of preferred unitholders	—	(1,400)	—	(2,800)
Minority interest of common unitholders	159	365	200	964

Income (loss) from continuing operations	(709)	(3,708)	522	(7,052)

Discontinued operations
Income from discontinued operations, net of minority interest	1,529	4,137	4,637	9,381
Gains on sales of real estate assets, net of minority interest and provision for income taxes	58,919	104,530	59,258	106,039
Loss in early extinguishment of indebtedness associated with property sales, net of minority interest	(1,296)	(3,849)	(1,296)	(3,849)

Income from discontinued operations	59,152	104,818	62,599	111,571

Net income	58,443	101,110	63,121	104,519
Dividends to preferred shareholders	(1,909)	(1,909)	(3,819)	(4,507)
Redemption costs on preferred stock	—	—	—	(1,716)

Net income available to common shareholders	$56,534	$99,201	$59,302	$98,296

Per common share data — Basic
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.07)	$(0.14)	$(0.08)	$(0.34)
Income from discontinued operations	1.48	2.63	1.56	2.82

Net income available to common shareholders	$1.42	$2.49	$1.48	$2.48

Weighted average common shares outstanding — basic	39,930	39,807	40,048	39,595

Per common share data — Diluted
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.07)	$(0.14)	$(0.08)	$(0.34)
Income from discontinued operations	1.48	2.63	1.56	2.82

Net income available to common shareholders	$1.42	$2.49	$1.48	$2.48

Weighted average common shares outstanding — diluted	39,930	39,807	40,048	39,595

Dividends declared	$0.45	$0.45	$0.90	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2004	$29	$401	$775,221	$25,075	$(8,668)	$(3,988)	$—	$788,070
Comprehensive income
Net income	—	—	—	63,121	—	—	—	63,121
Net change in derivative value, net of minority interest	—	—	—	—	1,828	—	—	1,828

Total comprehensive income								64,949
Proceeds from employee stock purchase and stock option plans	—	2	2,962	—	—	—	7,653	10,617
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	285	—	—	—	2,945	3,230
Stock-based compensation	—	—	341	—	—	—	—	341
Restricted stock issuances, net of forfeitures	—	—	1,098	—	—	(702)	(396)	—
Amortization of deferred compensation	—	—	—	—	—	635	—	635
Treasury stock acquisitions	—	—	—	—	—	—	(21,283)	(21,283)
Dividends to preferred shareholders	—	—	—	(3,819)	—	—	—	(3,819)
Dividends to common shareholders	—	—	—	(36,047)	—	—	—	(36,047)

Shareholders’ Equity and Accumulated Earnings, June 30, 2005	$29	$403	$779,907	$48,330	$(6,840)	$(4,055)	$(11,081)	$806,693

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Cash Flows From Operating Activities
Net income	$63,121	$104,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,946	42,365
Amortization of deferred financing costs	2,717	2,208
Minority interest of preferred unitholders in Operating Partnership	—	2,800
Minority interest of common unitholders in Operating Partnership	(200)	(964)
Minority interest in discontinued operations	3,784	8,102
Gains on sales of real estate assets — discontinued operations	(62,839)	(113,739)
Gain on sale of technology investment	(5,267)	—
Asset impairment charge	—	626
Equity in income of unconsolidated entities, net of distributions	339	238
Stock-based compensation	1,022	865
Loss on early extinguishment of debt	1,374	4,128
Changes in assets, (increase) decrease in:
Restricted cash	(2,477)	(20)
Other assets	(436)	(1,835)
Deferred charges	(327)	1,361
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(1,669)	(34)
Accounts payable and accrued expenses	9,891	8,446
Security deposits and prepaid rents	2,669	(566)

Net cash provided by operating activities	50,648	58,500

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(86,911)	(37,663)
Net proceeds from sales of real estate assets	93,398	138,637
Proceeds from sale of technology investment	5,267	—
Recurring capital expenditures	(4,822)	(5,193)
Non-recurring capital expenditures	(2,029)	(2,546)
Revenue generating capital expenditures	—	(26)
Corporate additions and improvements	(978)	(287)
Distributions from (investments in and advances to) unconsolidated entities	(13,541)	52,287

Net cash provided by (used in) investing activities	(9,616)	145,209

Cash Flows From Financing Activities
Payments on indebtedness	(189,267)	(14,354)
Proceeds from indebtedness	100,000	35,000
Payments of financing costs	(976)	(4,262)
Lines of credit proceeds (repayments), net	105,785	(72,010)
Treasury stock acquisitions	(21,283)	—
Redemption of preferred stock	—	(50,000)
Proceeds from employee stock purchase and stock option plans	10,617	2,845
Capital contributions (distributions) of minority interests	283	(1,506)
Distributions to preferred unitholders	—	(2,800)
Distributions to common unitholders	(2,216)	(2,942)
Dividends paid to preferred shareholders	(3,819)	(4,507)
Dividends paid to common shareholders	(36,110)	(35,216)

Net cash used in financing activities	(36,986)	(149,752)

Net increase in cash and cash equivalents	4,046	53,957
Cash and cash equivalents, beginning of period	123	1,334

Cash and cash equivalents, end of period	$4,169	$55,291

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At June 30, 2005, the Company owned 23,533 apartment units in 59 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities and including 205 apartment units currently under development in one community. The Company is also developing 145 for-sale condominium units and is converting 382 apartment units in three communities (including one in an unconsolidated entity) into for-sale condominium units through a taxable REIT subsidiary. At June 30, 2005, approximately 50.1%, 16.9%, 9.0% and 8.5% (on a unit basis) of the Company’s operating communities were located in Atlanta, Dallas, Tampa and the greater Washington, D.C. metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and through payments of dividends to shareholders, in practical effect, is not subject to federal income taxes at the corporate level, except to the extent that taxable income is earned through its taxable REIT subsidiaries (see note 11).

As of June 30, 2005, the Company had outstanding 40,035 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 94.5% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 2,333 as of June 30, 2005 and represented a 5.5% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 94.3% and 93.7% for the three months and 94.3% and 93.2% for the six months ended June 30, 2005 and 2004, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform to the current year’s financial statement presentation.

Revenue Recognition

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at condominium conversion projects are included in discontinued operations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to common shareholders
As reported	$56,534	$99,201	$59,302	$98,296
Stock-based compensation included in net income as reported, net of minority interest	525	420	963	805
Stock-based compensation determined under the fair value method for all awards, net of minority interest	(532)	(434)	(968)	(839)

Pro forma	$56,527	$99,187	$59,297	$98,262

Net income per common share — basic
As reported	$1.42	$2.49	$1.48	$2.48
Pro forma	$1.42	$2.49	$1.48	$2.48

Net income per common share — diluted
As reported	$1.42	$2.49	$1.48	$2.48
Pro forma	$1.42	$2.49	$1.48	$2.48
SFAS No. 123R, “Share-Based Payment,” was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also supersedes the provisions of APB No. 25. The provisions of SFAS No. 123R will be effective for the Company as of January 1, 2006. The Company plans to adopt the provisions of SFAS No. 123R in the first quarter of 2006 and is currently evaluating the alternative methods of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R is not expected to have a significant impact on the Company’s financial position or results of operations.
Long-term Ground Leases
The Company is party to six long-term ground leases associated with land underlying certain of the Company’s operating communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Beginning in 2005, the Company recognizes ground lease expense on the straight-line method over the life of the ground lease for all ground leases with stated rent increases. The recognition of ground lease expense as incurred has historically not been materially different than recognizing ground lease expense on a straight-line basis.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

2.	INDEBTEDNESS

At June 30, 2005 and December 31, 2004, the Company’s indebtedness consisted of the following:

	Payment			Maturity	June 30,	December 31,
Description	Terms	Interest Rate		Date	2005	2004
Unsecured Notes
Senior Notes	Int.	5.125% - 7.70%		2006-2012	$485,000	$385,000
Medium Term Notes	Int.	6.78%		2005	25,000	212,043

					510,000	597,043

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.75%(1)		2007	147,000	40,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	9,533	10,748

					156,533	50,748

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	%(2)	2029	98,500	98,500
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	270,908	273,132

					369,408	371,632

Tax-Exempt Floating Rate Bonds (Secured)	Int.	2.29	%(3)	2025	75,995	110,055

Total					$1,111,936	$1,129,478

(1)	Represents stated rate. At June 30, 2005, the weighted average interest rate was 3.82%.

(2)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at June 30, 2005 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%. At June 30, 2005 and December 31, 2004, approximately $47,500 and $34,060, respectively, of this debt was secured by assets held for sale. In June 2005, the Company executed an amendment to its master reimbursement agreement with FNMA, which agreement, among other things, sets forth the Company’s payment obligations under its variable-rate, tax-exempt bond indebtedness. The amendment defers the commencement of principal repayments under the bonds by five years from the originally scheduled commencement date. The original maturity date for the bonds remains unchanged and the amortization schedule of the bonds was changed commensurate with the five-year deferral of the start of principal amortization.
Debt maturities
The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2005	$28,652
2006	81,269
2007	314,726	(1)
2008	4,557
2009	75,901
Thereafter	606,831

	$1,111,936

(1)	Includes outstanding balances on lines of credit totaling $156,533.
Debt issuances and retirements
Upon their maturity in February 2005, the Company repaid $25,000 of its 7.28% medium term, unsecured notes, from available borrowings under its unsecured lines of credit. In March 2005, the Company repaid the $100,000 outstanding principal balance under its 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) debt arrangement from available borrowings under its unsecured lines of credit.
In May 2005, the Company issued $100,000 of senior unsecured notes. The notes bear interest at 5.45% and mature in June 2012. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit. Upon their maturity in June 2005, the Company repaid $62,043 of its 8.125% medium term, unsecured notes, from available borrowings under its unsecured lines of credit.
In May 2005, the Company sold two apartment communities subject to the assumption of $34,060 of tax-exempt mortgage indebtedness (see note 4). As a result of this debt assumption, the Company recorded a loss on early extinguishment of debt of $1,374 ($1,296 net of minority interest) related to the write-off of deferred loan costs of $966 ($911 net of minority interest) relating to such assumed indebtedness and the realization of a $408 ($385 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Unsecured Lines of Credit
The Company utilizes a $350,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in January 2007 for its short-term financing needs. The Revolver has a current stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. At June 30, 2005, the Company had issued letters of credit to third parties totaling $2,778 under this facility.
Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in January 2007 and carries pricing and terms, including debt covenants, substantially consistent with those of the Revolver.
3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2005, the Company held investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a single apartment community. In March 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. The Company holds a 35% equity interest in the Property LLCs.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,404 at June 30, 2005. This excess investment related to the two Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of $844 at June 30, 2005 related to the Property LLC holding the condominium conversion community will be recognized as additional cost of sales as the underlying condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Company include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	June 30,	December 31,
Balance Sheet Data	2005	2004
Real estate assets, net of accumulated depreciation of $7,067 and $9,712, respectively	$97,225	$124,072
Assets held for sale, net (1)	23,889	—
Cash and other	2,182	2,797

Total assets	$123,296	$126,869

Mortgage notes payable	$66,999	$83,468
Mortgage notes payable to Company	13,661	—
Other liabilities	1,606	1,296

Total liabilities	82,266	84,764
Members’ equity	41,030	42,105

Total liabilities and members’ equity	$123,296	$126,869

Company’s equity investment	$20,780	$21,320

(1)	Includes one community, originally containing 121 units, being converted into condominiums through a taxable REIT subsidiary.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

	Three months ended		Six months ended
	June 30,		June 30,
Income Statement Data	2005	2004	2005	2004
Revenue
Rental	$2,721	$2,614	$5,361	$5,178
Other property revenues	230	211	415	387

Total revenues	2,951	2,825	5,776	5,565

Expenses
Property operating and maintenance	889	933	1,799	1,836
Depreciation and amortization	655	648	1,308	1,278
Interest	688	688	1,376	1,282

Total expenses	2,232	2,269	4,483	4,396

Income from continuing operations	719	556	1,293	1,169

Discontinued Operations
Income (loss) from discontinued operations	16	(67)	(96)	(164)
Gains on sales of real estate assets	860	—	855	—
Loss on early extinguishment of debt	—	—	(273)	—

Income from discontinued operations	876	(67)	486	(164)

Net income	$1,595	$489	$1,779	$1,005

Company’s share of net income	$553	$207	$701	$422

For the three and six months ended June 30, 2005, gains on sales of real estate assets represent net gains of $860 and $855, respectively, from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three and six months ended June 30, 2005 was as follows:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Condominium revenues, net	$4,183	$4,183
Condominium costs and expenses	(3,323)	(3,328)

Gains on condominium sales	$860	$855

At June 30, 2005, mortgage notes payable include a $50,000 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.

In March 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Company. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Company has a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR plus 1.90%. This note is repayable from the proceeds of condominium sales and matures in February 2008.

4.	REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY

Acquisition Activity

In June 2005, the Company acquired a 319-unit apartment community located in suburban Charlotte, NC for approximately $38,240, including closing costs and the reimbursement of a fee to terminate a loan commitment paid for by the seller. Additionally, the Company plans to spend up to approximately $1,100 to improve the community. The purchase price of this community was preliminarily allocated to the assets acquired based on their estimated fair values.

Disposition Activity

The Company classifies real estate assets as held for sale after the approval of its investment committee and after the Company has commenced an active program to sell the assets. At June 30, 2005, the Company had one apartment community, containing 1,738 units, and certain tracts of land classified as held for sale. In addition, the Company had two communities, originally containing 261 units, held for sale at June 30, 2005 that are being converted into condominiums and sold. These real estate assets

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

are reflected in the accompanying consolidated balance sheet at $72,073, which represents the lower of their depreciated cost or fair value less costs to sell. The Company sold the one apartment community held for sale containing 1,738 units in the third quarter of 2005 for a total gross purchase price of approximately $132,500, including the assumption by the purchaser of approximately $47,500 of tax-exempt secured indebtedness.
Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. For the three and six months ended June 30, 2005, income from discontinued operations included the results of operations of one community, containing 1,738 units, classified as held for sale at June 30, 2005 and results of operations of five apartment communities sold in 2005 through their sale dates. Additionally, discontinued operations included the operating results and gains on sales of real estate of two communities, originally containing 261 units, held for sale at June 30, 2005 that are being converted into condominiums and sold. For the three and six months ended June 30, 2004, income from discontinued operations included the results of operations of the communities classified as held for sale at June 30, 2005, five apartment communities sold in 2005 and eight apartment communities sold in 2004 through the earlier of June 30, 2004 or their sale dates.
The revenues and expenses of these communities for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Rental	$4,855	$13,199	$11,839	$27,504
Other property revenues	426	1,186	1,057	2,402

Total revenues	5,281	14,335	12,896	29,906

Expenses
Property operating and maintenance (exclusive of items shown separately below)	2,828	6,365	6,088	12,972
Depreciation	—	1,488	—	3,053
Interest	832	1,553	1,876	3,337
Minority interest in consolidated property partnerships	—	(55)	14	(144)
Asset impairment charge	—	626	–	626

Total expenses	3,660	9,977	7,978	19,844

Income from discontinued operations before minority interest	1,621	4,408	4,918	10,062
Minority interest	(92)	(271)	(281)	(681)

Income from discontinued operations	$1,529	$4,137	$4,637	$9,381

For the three and six months ended June 30, 2005, the Company recognized net gains in discontinued operations of $49,710 ($46,877 net of minority interest) from the sale of five communities, containing 1,309 units. The sales generated net proceeds of approximately $97,900, including $34,060 of tax-exempt secured debt assumed by the purchasers.
In addition, for the three and six months ended June 30, 2005, gains on sales of real estate assets included the net gains of $13,153 ($12,042 net of minority interest and provision for income taxes) and $13,512 ($12,381 net of minority interest and provision for income taxes), respectively, from condominium sales at the Company’s condominium conversion communities. A summary of revenues and costs and expenses of condominium activities for the three and six months ended June 30, 2005 was as follows:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Condominium revenues, net	$32,074	$35,370
Condominium costs and expenses	(18,921)	(21,858)

Gains on condominium sales, before minority interest and provision for income taxes	13,153	13,512
Minority interest	(728)	(748)
Provision for income taxes	(383)	(383)

Gains on condominium sales, net of minority interest and provision for income taxes	$12,042	$12,381

For the three months ended June 30, 2004, the Company recognized net gains from discontinued operations of $112,112 ($104,530 net of minority interest) from the sale of seven communities containing 3,482 units. These sales generated net proceeds of approximately $218,982, including $104,325 of tax-exempt secured indebtedness assumed by the purchasers. For the

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

six months ended June 30, 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities containing 3,880 units and certain land parcels. Theses sales generated net proceeds of approximately $242,962, including debt assumed by the purchasers of $104,325.

5.	SHAREHOLDERS’ EQUITY

Common Stock Purchases

In the three and six months ended June 30, 2005, the Company repurchased approximately 375 and 661 shares, respectively, of its common stock at an aggregate cost of $12,237 and $21,283, respectively, under 10b5-1 stock repurchase plans, the latest of which will expire on August 31, 2005. These shares were purchased under a board of directors approved plan which provides for aggregate common or preferred stock repurchases of up to $200,000 through December 31, 2006.

Computation of Earnings Per Common Share

For the three and six months ended June 30, 2005 and 2004, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Income (loss) from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$(709)	$(3,708)	$522	$(7,052)
Less: Preferred stock dividends	(1,909)	(1,909)	(3,819)	(4,507)
Less: Preferred stock redemption costs	—	—	—	(1,716)

Loss from continuing operations available to common shareholders	$(2,618)	$(5,617)	$(3,297)	$(13,275)

Common shares (denominator):
Weighted average shares outstanding — basic	39,930	39,807	40,048	39,595
Incremental shares from assumed conversion of stock options (1)	—	—	—	—

Weighted average shares outstanding — diluted (1)	39,930	39,807	40,048	39,595

(1)	The potential dilution from the Company’s outstanding stock options of 250 and 46 shares, respectively, for the three months ended June 30, 2005 and 2004, and 236 and 51 shares, respectively, for the six months ended June 30, 2005 and 2004, were antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.
At June 30, 2005 and 2004, stock options to purchase 4,309 and 4,800 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2005, the Company had an outstanding interest rate swap agreement with a notional value of approximately $98,500 with a maturity date in 2009. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. The Company records the changes in the fair value of this cash flow hedge as a change in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet.

At June 30, 2005, the Company had an outstanding interest rate cap agreement with a financial institution with a notional value of $75,995. The interest rate cap agreement is a cash flow hedge that provides a fixed interest ceiling at 5% for the Company’s variable rate, tax-exempt borrowings aggregating $75,995 at June 30, 2005. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At June 30, 2005, the difference between the amortized costs of the interest rate cap arrangements and their fair value of $27 is included in accumulated other comprehensive income (loss), a shareholders’ equity account. The original cost of $967 of the arrangements is being amortized as additional expense over their five-year term.

In May 2005, in connection with the sale of two communities discussed in note 4 above, the Company sold its interest in interest rate cap agreements with a notional value of $34,060 for aggregate proceeds of $10 and realized a loss of $408 ($385 net of minority interest) that was included in the loss on early extinguishment of indebtedness on the accompanying statement of

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

operations. The unrealized loss on these interest rate cap agreements was previously reflected in accumulated other comprehensive income, a shareholders’ equity account. These interest rate cap agreements were sold as the underlying hedged indebtedness was assumed by the purchaser in connection with the sale of the related assets.
A summary of comprehensive income for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$58,443	$101,110	$63,121	$104,519
Change in derivative values, net of minority interest	(838)	5,770	1,828	3,683

Comprehensive income	$57,605	$106,880	$64,949	$108,202

7.	SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2004. The segment information for the three and six months ended June 30, 2004 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2004 and 2005 to discontinued operations under SFAS No. 144 (see note 4).
•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2004 — communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year. The Company has no communities in the development or lease-up stage for the periods presented.

•	Acquired communities — those communities acquired in the current or prior year.
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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Segment Information
The following table reflects each segment’s contribution to consolidated revenues and property NOI together with a reconciliation of segment contribution to property NOI to net income. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Fully stabilized communities	$63,515	$62,319	$125,928	$124,182
Communities stabilized during 2004	1,761	1,872	3,521	3,588
Acquired communities	2,415	206	4,499	206
Other property segments	5,369	5,416	10,621	10,449
Other	61	47	132	122

Consolidated revenues	$73,121	$69,860	$144,701	$138,547

Contribution to NOI
Fully stabilized communities	$38,788	$38,101	$76,358	$76,004
Communities stabilized during 2004	1,197	1,367	2,408	2,608
Acquired communities	1,696	149	3,031	149
Other	(1,594)	(425)	(2,994)	(1,429)

Consolidated property net operating income	40,087	39,192	78,803	77,332

Interest income	189	213	354	393
Other revenue	61	47	132	122
Minority interest in consolidated property partnerships	64	248	178	432
Depreciation	(19,414)	(19,689)	(38,946)	(39,312)
Interest expense	(15,206)	(15,942)	(30,885)	(31,362)
Amortization of deferred financing costs	(1,029)	(1,092)	(2,717)	(2,208)
General and administrative	(5,433)	(5,476)	(10,728)	(10,119)
Development costs and other	(740)	(381)	(1,837)	(916)
Equity in income of unconsolidated real estate entities	553	207	701	422
Gain on sale of technology investment	—	—	5,267	—
Minority interest of preferred unitholders	—	(1,400)	—	(2,800)
Minority interest of common unitholders	159	365	200	964

Income (loss) from continuing operations	(709)	(3,708)	522	(7,052)
Income from discontinued operations	59,152	104,818	62,599	111,571

Net income	$58,443	$101,110	$63,121	$104,519

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

8.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016, respectively. The following table summarizes the activity relating to aggregate severance charges for the six months ended June 30, 2005 and 2004:

	Six months ended
	June 30,
	2005	2004
Accrued severance charges, beginning of period	$15,317	$19,717
Payments for period	(1,494)	(1,665)
Interest accretion	453	502

Accrued severance charges, end of period	$14,276	$18,008

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $783 and $500 for the six months ended June 30, 2005 and 2004, respectively), aggregated $35,405 and $35,106 for the six months ended June 30, 2005 and 2004, respectively.

Non-cash investing and financing activities for the six months ended June 30, 2005 and 2004 were as follows:

In May 2005, the Company sold two apartment communities subject to $34,060 of mortgage indebtedness assumed by the purchaser. This mortgage debt assumed by the purchaser was excluded from the cash flow statement as a non-cash transaction (see note 4).

During the six months ended June 30, 2005, the Company’s derivative financial instruments (see note 6) increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $1,828, net of minority interest. During the six months ended June 30, 2004, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $3,683, net of minority interest.

During the six months ended June 30, 2005 and 2004, holders of 166 and 1,107 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the impact of the common stock issued under the Company’s employee stock purchase and stock option plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $3,230 and $19,404 for the six months ended June 30, 2005 and 2004, respectively.

The Operating Partnership committed to distribute $19,065 and $19,115 for the quarters ended June 30, 2005 and 2004, respectively. As a result, the Company declared dividends of $18,015 and $17,963 for the quarters ended June 30, 2005 and 2004, respectively. The remaining distributions from the Operating Partnership in the amount of $1,050 and $1,152 for the quarters ended June 30, 2005 and 2004, respectively, were distributed to minority interest unitholders in the Operating Partnership.

In the three months ended June 30, 2005, a portion of the net proceeds from an apartment community sale totaling $2,951 were held by a third party intermediary under a qualified tax deferred exchange program. The $2,951 was included in other assets on the consolidated balance sheet. This transaction was excluded from the statement of cash flows as a non-cash transaction.

In June 2004, the Company acquired an apartment community for cash and the assumption of mortgage indebtedness with an estimated fair value of $49,694. Also, in June 2004, the Company sold certain apartment communities subject to $104,325 of mortgage indebtedness assumed by the purchasers. These transactions involving mortgage indebtedness were excluded from the statement of cash flows as non-cash transactions (see note 4).

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

10.	STOCK-BASED COMPENSATION PLAN

During the six months ended June 30, 2005, the Company granted approximately 31 shares of restricted stock to Company officers and directors, of which approximately 6 shares were granted to the Company’s non-executive Chairman of the Board. No shares of restricted stock were granted in the three months ended June 30, 2005. The restricted shares vest ratably over three years. The total value of the restricted share grants of $1,098 for the six months ended June 30, 2005 was initially reflected in shareholders’ equity as additional paid in capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the three year vesting period.

Additionally, in the six months ended June 30, 2005, the Company granted stock options to purchase approximately 254 shares of Company common stock to Company officers and directors, of which 50 stock options were granted to the Company’s non-executive Chairman of the Board. No stock options were granted in the three months ended June 30, 2005. As discussed in note 1, the Company expenses the estimated fair value of stock options over their three year vesting periods.

11.	INCOME TAXES

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

The Company utilizes taxable REIT subsidiaries to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales, leasing and landscaping services for third parties. These taxable REIT subsidiaries are subject to federal, state and local income taxes. For the six months ended June 30, 2005, the Company estimated it will utilize approximately $5,000 of income tax net operating loss carry-forwards to offset its federal taxable income generated by its taxable REIT subsidiaries (primarily as a result of condominium sale gains). Through June 30, 2005, the Company estimated that its taxable REIT subsidiaries will be subject to federal alternative minimum taxes and applicable state income taxes and has recorded an income tax provision of approximately $383. At June 30, 2005, the Company’s taxable REIT subsidiaries had consolidated federal income tax net operating loss carry-forwards totaling approximately $4,000. These tax loss carry-forwards begin to expire in 2019. At June 30, 2005, management had established a valuation allowance against the deferred tax asset associated with these net operating loss carry-forwards due to the historical operating losses of these subsidiaries. The tax benefits associated with such net operating loss carry-forwards may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

12.	LEGAL PROCEEDINGS

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for their attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. The Company is contesting the alleged shareholder’s appeal vigorously.

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

13.	SALE OF TECHNOLOGY INVESTMENT

In February 2005, the Company sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Real estate assets Land	$270,167	$266,520
Building and improvements	1,824,414	1,887,514
Furniture, fixtures and equipment	208,348	214,954
Construction in progress	34,291	19,527
Land held for future development	51,972	18,910

	2,389,192	2,407,425
Less: accumulated depreciation	(489,812)	(498,367)
Assets held for sale, net of accumulated depreciation of $46,506 and $26,332 at June 30, 2005 and December 31, 2004, respectively	72,073	68,661

Total real estate assets	1,971,453	1,977,719
Investments in and advances to unconsolidated entities	34,441	21,320
Cash and cash equivalents	4,169	123
Restricted cash	4,321	1,844
Deferred charges, net	13,462	15,574
Other assets	41,855	37,262

Total assets	$2,069,701	$2,053,842

Liabilities and partners’ equity
Indebtedness, including $47,500 and $34,060 of debt secured by assets held for sale at June 30, 2005 and December 31, 2004, respectively	$1,111,936	$1,129,478
Accounts payable and accrued expenses	74,407	58,837
Distribution payable	19,065	19,203
Security deposits and prepaid rents	9,905	7,236
Accrued interest payable	6,008	7,677

Total liabilities	1,221,321	1,222,431

Commitments and contingencies

Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	9,055	8,673
Limited partners	752,587	737,940
Accumulated other comprehensive loss	(8,262)	(10,202)

Total partners’ equity	848,380	831,411

Total liabilities and partners’ equity	$2,069,701	$2,053,842

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Rental	$68,744	$65,827	$136,471	$130,779
Other property revenues	4,316	3,986	8,098	7,646
Other	61	47	132	122

Total revenues	73,121	69,860	144,701	138,547

Expenses
Property operating and maintenance (exclusive of items shown separately below)	32,973	30,621	65,766	61,093
Depreciation	19,414	19,689	38,946	39,312
General and administrative	5,433	5,476	10,728	10,119
Development costs and other	740	381	1,837	916

Total expenses	58,560	56,167	117,277	111,440

Operating Income	14,561	13,693	27,424	27,107

Interest income	189	213	354	393
Interest expense	(15,206)	(15,942)	(30,885)	(31,362)
Amortization of deferred financing costs	(1,029)	(1,092)	(2,717)	(2,208)
Equity in income of unconsolidated real estate entities	553	207	701	422
Gain on sale of technology investment	—	—	5,267	—
Minority interest in consolidated property partnerships	64	248	178	432

Income (loss) from continuing operations	(868)	(2,673)	322	(5,216)

Discontinued operations
Income from discontinued operations	1,621	4,408	4,918	10,062
Gains on sales of real estate assets, net of provision for income taxes	62,480	112,112	62,839	113,739
Loss on early extinguishment of indebtedness associated with property sales	(1,374)	(4,128)	(1,374)	(4,128)

Income from discontinued operations	62,727	112,392	66,383	119,673

Net income	61,859	109,719	66,705	114,457
Distributions to preferred unitholders	(1,909)	(3,309)	(3,819)	(7,307)
Redemption costs on preferred units	—	—	—	(1,716)

Net income available to common unitholders	$59,950	$106,410	$62,886	$105,434

Per common unit data — Basic
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.07)	$(0.14)	$(0.08)	$(0.34)
Income from discontinued operations	1.48	2.64	1.56	2.82

Net income available to common unitholders	$1.42	$2.50	$1.48	$2.48

Weighted average common units outstanding — basic	42,325	42,478	42,469	42,469

Per common unit data — Diluted
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.07)	$(0.14)	$(0.08)	$(0.34)
Income from discontinued operations	1.48	2.64	1.56	2.82

Net income available to common unitholders	$1.42	$2.50	$1.48	$2.48

Weighted average common units outstanding — diluted	42,325	42,478	42,469	42,469

Distributions declared	$0.45	$0.45	$0.90	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common Units		Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2004	$95,000	$8,673	$737,940	$(10,202)	$831,411
Comprehensive income
Net income	1,909	648	64,148	—	66,705
Net change in derivative value	—	—	—	1,940	1,940

Total comprehensive income					68,645
Contributions from the Company related to employee stock purchase and stock option plans	—	106	10,511	—	10,617
Purchase of common units	—	—	(21,283)	—	(21,283)
Stock-based compensation	—	4	358	—	362
Distributions to preferred Unitholders	(1,909)	—	(1,910)	—	(3,819)
Distributions to common Unitholders	—	(382)	(37,806)	—	(38,188)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	6	629	—	635

Partners’ Equity, June 30, 2005	$95,000	$9,055	$752,587	$(8,262)	$848,380

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Cash Flows From Operating Activities
Net income	$66,705	$114,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,946	42,365
Amortization of deferred financing costs	2,717	2,208
Gains sales of real estate assets — discontinued operations	(62,839)	(113,739)
Asset impairment charge	—	626
Gain on sale of technology investment	(5,267)	—
Equity in income of unconsolidated entities, net of distributions of accumulated earnings	339	238
Equity-based compensation	1,022	865
Loss on early extinguishment of debt	1,374	4,128
Changes in assets, (increase) decrease in:
Restricted cash	(2,477)	(20)
Other assets	(436)	(1,835)
Deferred charges	(327)	1,361
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(1,669)	(34)
Accounts payable and accrued expenses	9,891	8,446
Security deposits and prepaid rents	2,669	(566)

Net cash provided by operating activities	50,648	58,500

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(86,911)	(37,663)
Net proceeds from sales of real estate assets	93,398	138,637
Proceeds from sale of technology investment	5,267	—
Recurring capital expenditures	(4,822)	(5,193)
Non-recurring capital expenditures	(2,029)	(2,546)
Revenue generating capital expenditures	—	(26)
Corporate additions and improvements	(978)	(287)
Distribution from (investments in and advances to) unconsolidated entities	(13,541)	52,287

Net cash provided by (used in) investing activities	(9,616)	(145,209)

Cash Flows From Financing Activities
Payments on notes payable	(189,267)	(14,354)
Proceeds from notes payable	100,000	35,000
Payments of financing costs	(976)	(4,262)
Lines of credit proceeds (repayments), net	105,785	(72,010)
Redemption of preferred units	—	(50,000)
Redemption of common units	(21,283)	—
Contributions from the Company related to employee stock purchase and stock option plans	10,617	2,845
Capital contributions (distributions) of minority interests	283	(1,506)
Distributions to preferred unitholders	(3,819)	(7,307)
Distributions to common unitholders	(38,326)	(38,158)

Net cash used in financing activities	(36,986)	(149,752)

Net increase in cash and cash equivalents	4,046	53,957
Cash and cash equivalents, beginning of period	123	1,334

Cash and cash equivalents, end of period	$4,169	$55,291

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

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
At June 30, 2005, the Company owned 94.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100.0% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 94.3% and 93.7% for the three months ended and 94.3% and 93.2% for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, Common Units held by persons other than the Company represented a 5.5% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.
At June 30, 2005, the Operating Partnership owned 23,533 apartment units in 59 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities and including 205 apartment units currently under development in on community. The Operating Partnership is also developing 145 for-sale condominium units and is converting 382 apartment units in three communities (including one in an unconsolidated entity) into for-sale condominium units through a taxable REIT subsidiary. At June 30, 2005, approximately 50.1%, 16.9%, 9.0% and 8.5% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Dallas, Tampa and greater Washington, D.C. metropolitan areas, respectively.
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
Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform to the current year’s financial statement presentation.
Revenue Recognition
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at condominium conversion projects are included in discontinued operations.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

Equity-based Compensation
Effective January 1, 2003, the Operating Partnership accounts for stock-based compensation under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In adopting SFAS No. 123, the Operating Partnership used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
The following table reflects the effect on the Operating Partnership’s net income and earnings per common unit had the fair value method of accounting under SFAS No. 123 been applied to all stock awards for each period.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to common unitholders
As reported	$59,950	$106,410	$62,886	$105,434
Stock-based compensation included in net income as reported	558	449	1,022	865
Stock-based compensation determined under the fair value method for all awards	(564)	(463)	(1,027)	(901)

Pro forma	$59,944	$106,396	$62,881	$105,398

Net income per common unit — basic
As reported	$1.42	$2.50	$1.48	$2.48
Pro forma	$1.42	$2.50	$1.48	$2.48

Net income per common unit — diluted
As reported	$1.42	$2.50	$1.48	$2.48
Pro forma	$1.42	$2.50	$1.48	$2.48
SFAS No. 123R, “Share-Based Payment,” was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also supersedes the provisions of APB No. 25. The provisions of SFAS No. 123R will be effective for the Operating Partnership as of January 1, 2006. The Operating Partnership plans to adopt the provisions of SFAS No. 123R in the first quarter of 2006 and is currently evaluating the alternative methods of adoption. Since the Operating Partnership elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R is not expected to have a significant impact on the Operating Partnership’s financial position or results of operations.
Long-term Ground Leases
The Operating Partnership is party to six long-term ground leases associated with land underlying certain of the Operating Partnership’s operating communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Beginning in 2005, the Operating Partnership recognizes ground lease expense on the straight-line method over the life of the ground lease for all ground leases with stated rent increases. The recognition of ground lease expense as incurred has historically not been materially different than recognizing ground lease expense on a straight-line basis.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

2.	INDEBTEDNESS
At June 30, 2005 and December 31, 2004, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	June 30,	December 31,
Description	Terms	Interest Rate		Date	2005	2004
Unsecured Notes
Senior Notes	Int.	5.125% - 7.70%		2006-2012	$485,000	$385,000
Medium Term Notes	Int.	6.78%		2005	25,000	212,043

					510,000	597,043

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.75%	(1)	2007	147,000	40,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	9,533	10,748

					156,533	50,748

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(2)	2029	98,500	98,500
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	270,908	273,132

					369,408	371,632

Tax-Exempt Floating Rate Bonds (Secured)	Int.	2.29%	(3)	2025	75,995	110,055

Total					$1,111,936	$1,129,478

(1)	Represents stated rate. At June 30, 2005, the weighted average interest rate was 3.82%.

(2)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at June 30, 2005 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%. At June 30, 2005 and December 31, 2004, approximately $47,500 and $34,060, respectively, of this debt was secured by assets held for sale. In June 2005, the Operating Partnership executed an amendment to its master reimbursement agreement with FNMA, which agreement, among other things, sets forth the Operating Partnership’s payment obligations under its variable-rate, tax-exempt bond indebtedness. The amendment defers the commencement of principal repayments under the bonds by five years from the originally scheduled commencement date. The original maturity date for the bonds remains unchanged and the amortization schedule of the bonds was changed commensurate with the five-year deferral of the start of principal amortization.
Debt maturities
The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2005	$28,652
2006	81,269
2007	314,726	(1)
2008	4,557
2009	75,901
Thereafter	606,831

	$1,111,936

(1)	Includes outstanding balances on lines of credit totaling $156,533.
Debt issuances and retirements
Upon their maturity in February 2005, the Operating Partnership repaid $25,000 of its 7.28% medium term, unsecured notes, from available borrowings under its unsecured lines of credit. In March 2005, the Operating Partnership repaid the $100,000 outstanding principal balance under its 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) debt arrangement from available borrowings under its unsecured lines of credit.
In May 2005, the Operating Partnership issued $100,000 of senior unsecured notes. The notes bear interest at 5.45% and mature in June 2012. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Operating Partnership’s unsecured lines of credit. Upon their maturity in June 2005, the Operating Partnership repaid $62,043 of its 8.125% medium term, unsecured notes, from available borrowings under its unsecured lines of credit.
In May 2005, the Operating Partnership sold two apartment communities subject to the assumption of $34,060 of tax-exempt mortgage indebtedness (see note 4). As a result of this debt assumption, the Operating Partnership recorded a loss on early extinguishment of debt of $1,374 related to the write-off of deferred loan costs of $966 relating to such assumed indebtedness and the realization of a $408 loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

Unsecured Lines of Credit
The Operating Partnership utilizes a $350,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in January 2007 for its short-term financing needs. The Revolver has a current stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Revolver are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. At June 30, 2005, the Operating Partnership had issued letters of credit to third parties totaling $2,778 under this facility.
Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in January 2007 and carries pricing and terms, including debt covenants, substantially consistent with those of the Revolver.
3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
At June 30, 2005, the Operating Partnership held investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a single apartment community. In March 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. The Operating Partnership holds a 35% equity interest in the Property LLCs.
The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,404 at June 30, 2005. This excess investment related to the two Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of $844 at June 30, 2005 related to the Property LLC holding the condominium conversion community will be recognized as additional cost of sales as the underlying condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.
The operating results of the Operating Partnership include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	June 30,	December 31,
Balance Sheet Data	2005	2004
Real estate assets, net of accumulated depreciation of $7,067 and $9,712, respectively	$97,225	$124,072
Assets held for sale, net (1)	23,889	—
Cash and other	2,182	2,797

Total assets	$123,296	$126,869

Mortgage notes payable	$66,999	$83,468
Mortgage notes payable to Operating Partnership	13,661	—
Other liabilities	1,606	1,296

Total liabilities	82,266	84,764
Members’ equity	41,030	42,105

Total liabilities and members’ equity	$123,296	$126,869

Operating Partnership’s equity investment	$20,780	$21,320

(1)	Includes one community, originally containing 121 units, being converted into condominiums through a taxable REIT subsidiary.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended		Six months ended
	June 30,		June 30,
Income Statement Data	2005	2004	2005	2004
Revenue
Rental	$2,721	$2,614	$5,361	$5,178
Other property revenues	230	211	415	387

Total revenues	2,951	2,825	5,776	5,565

Expenses
Property operating and maintenance	889	933	1,799	1,836
Depreciation and amortization	655	648	1,308	1,278
Interest	688	688	1,376	1,282

Total expenses	2,232	2,269	4,483	4,396

Income from continuing operations	719	556	1,293	1,169

Discontinued Operations
Income (loss) from discontinued operations	16	(67)	(96)	(164)
Gains on sales of real estate assets	860	—	855	—
Loss on early extinguishment of debt	—	—	(273)	—

Income from discontinued operations	876	(67)	486	(164)

Net income	$1,595	$489	$1,779	$1,005

Operating Partnership’s share of net income	$553	$207	$701	$422

For the three and six months ended June 30, 2005, gains on sales of real estate assets represent net gains of $860 and $855, respectively, from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three and six months ended June 30, 2005 was as follows:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Condominium revenues, net	$4,183	$4,183
Condominium costs and expenses	(3,323)	(3,328)

Gains on condominium sales	$860	$855

At June 30, 2005, mortgage notes payable include a $50,000 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is pre-payable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.
In March 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Operating Partnership. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Operating Partnership has a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR plus 1.90%. This note is repayable from the proceeds of condominium sales and matures in February 2008.
4.	REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY
Acquisition Activity
In June 2005, the Operating Partnership acquired a 319-unit apartment community located in suburban Charlotte, NC for approximately $38,240, including closing costs and the reimbursement of a fee to terminate a loan commitment paid for by the seller. Additionally, the Operating Partnership plans to spend up to approximately $1,100 to improve the community. The purchase price of this community was preliminarily allocated to the assets acquired based on their estimated fair values.
Disposition Activity
The Operating Partnership classifies real estate assets as held for sale after the approval of its investment committee and after the Operating Partnership has commenced an active program to sell the assets. At June 30, 2005, the Operating Partnership had one apartment community, containing 1,738 units, and certain tracts of land classified as held for sale. In addition, the Operating Partnership had two communities, originally containing 261 units, held for sale at June 30, 2005 that are being converted into

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

condominiums and sold. These real estate assets are reflected in the accompanying consolidated balance sheet at $72,073, which represents the lower of their depreciated cost or fair value less costs to sell. The Operating Partnership sold the one apartment community held for sale containing 1,738 units in the third quarter of 2005 for a total gross purchase price of approximately $132,500, including the assumption by the purchaser of approximately $47,500 of tax-exempt secured indebtedness.
Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. For the three and six months ended June 30, 2005, income from discontinued operations included the results of operations of one community, containing 1,738 units, classified as held for sale at June 30, 2005 and results of operations of five apartment communities sold in 2005 through their sale dates. Additionally, discontinued operations included the operating results and gains on sales of real estate of two communities, originally containing 261 units, held for sale at June 30, 2005 that are being converted into condominiums and sold. For the three and six months ended June 30, 2004, income from discontinued operations included the results of operations of the communities classified as held for sale at June 30, 2005, five apartment communities sold in 2005 and eight apartment communities sold in 2004 through the earlier of June 30, 2004 or their sale dates.
The revenues and expenses of these communities for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Rental	$4,855	$13,199	$11,839	$27,504
Other property revenues	426	1,186	1,057	2,402

Total revenues	5,281	14,335	12,896	29,906

Expenses
Property operating and maintenance (exclusive of items shown separately below)	2,828	6,365	6,088	12,972
Depreciation	—	1,488	—	3,053
Interest	832	1,553	1,876	3,337
Minority interest in consolidated property partnerships	—	(55)	14	(144)
Asset impairment charge	—	626	—	626

Total expenses	3,660	9,977	7,978	19,844

Income from discontinued operations	$1,621	$4,408	$4,918	$10,062

For the three and six months ended June 30, 2005, the Operating Partnership recognized net gains in discontinued operations of $49,710 from the sale of five communities, containing 1,309 units. The sales generated net proceeds of approximately $97,900, including $34,060 of tax-exempt secured debt assumed by the purchasers.
In addition, for the three and six months ended June 30, 2005, gains on sales of real estate assets included the net gains of $13,153 ($12,770 net of provision for income taxes) and $13,512 ($13,129 net of provision for income taxes), respectively, from condominium sales at the Operating Partnership’s condominium conversion communities. A summary of revenues and costs and expenses of condominium activities for the three and six months ended June 30, 2005 was as follows:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Condominium revenues, net	$32,074	$35,370
Condominium costs and expenses	(18,921)	(21,858)

Gains on condominium sales, before provision for income taxes	13,153	13,512
Provision for income taxes	(383)	(383)

Gains on condominium sales, net of provision for income taxes	$12,770	$13,129

For the three months ended June 30, 2004, the Operating Partnership recognized net gains from discontinued operations of $112,112 from the sale of seven communities containing 3,482 units. These sales generated net proceeds of approximately $218,982, including $104,325 of tax-exempt secured indebtedness assumed by the purchasers. For the six months ended June 30, 2004, the Operating Partnership recognized net gains from discontinued operations of $113,739 from the sale of eight communities containing 3,880 units and certain land parcels. Theses sales generated net proceeds of approximately $242,962, including debt assumed by the purchasers of $104,325.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

5.	PARTNERS’ EQUITY
Common Unit Purchases
In the three and six months ended June 30, 2005, the Company repurchased approximately 375 and 661 shares, respectively, of its common stock at an aggregate cost of $12,237 and $21,283, respectively, under a 10b5-1 stock purchase plans, the latest of which will expire on August 31, 2005. These shares were purchased under a board of directors approved plan which provides for aggregate common or preferred stock repurchases of up to $200,000 through December 31, 2006. Correspondingly, the Operating Partnership repurchased the same number of common units at an aggregate cost of $12,237 and $21,283, respectively.
Computations of Earnings Per Common Unit
For the three and six months ended June 30, 2005 and 2004, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Income (loss) from continuing operations available to common unitholders (numerator):
Income (loss) from continuing operations	$(868)	$(2,673)	$322	$(5,216)
Less: Preferred unit distributions	(1,909)	(3,309)	(3,819)	(7,307)
Less: Preferred unit redemption costs	—	—	—	(1,716)

Loss from continuing operations available to common unitholders	$(1,041)	$(5,982)	$(3,497)	(14,239)

Common units (denominator):
Weighted average units outstanding — basic	42,325	42,478	42,469	42,469
Incremental units from assumed conversion of stock options (1)	—	—	—	—

Weighted average units outstanding — diluted (1)	42,325	42,478	42,469	42,469

(1)	The potential dilution from the Company’s outstanding stock options of 250 and 46 shares, respectively, for the three months ended June 30, 2005 and 2004, and 236 and 51 shares, respectively, for the six months ended June 30, 2005 and 2004, were antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.
6.	DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2005, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $98,500 with a maturity date in 2009. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. The Operating Partnership records the changes in the fair value of this cash flow hedge as a change in accumulated other comprehensive income (loss), a partners’ equity account, in the accompanying consolidated balance sheet.
At June 30, 2005, the Operating Partnership had an outstanding interest rate cap agreement with a financial institution with a notional value of $75,995. This interest rate cap agreement is a cash flow hedge that provides a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings aggregating $75,995 at June 30, 2005. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At June 30, 2005, the difference between the amortized costs of the interest rate cap arrangements and their fair value of $27 is included in accumulated other comprehensive income (loss), a partners’ equity account. The original cost of $967 of the arrangements is being amortized as additional expense over their five-year term.
In May 2005, in connection with the sale of two communities discussed in note 4 above, the Operating Partnership sold its interest in interest rate cap agreements with a notional value of $34,060 for aggregate proceeds of $10 and realized a loss of $408 that was included in the loss on early extinguishment of indebtedness on the accompanying statement of operations. The unrealized loss on these interest rate cap agreements was previously reflected in accumulated other comprehensive income, a partners’ equity account. These interest rate cap agreements were sold as the underlying hedged indebtedness was assumed by the purchaser in connection with the sale of the related assets.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of comprehensive income for the three months ended June 30, 2005 and 2004 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$61,859	$109,719	$66,705	$114,457
Change in derivative values	(888)	6,202	1,940	3,950

Comprehensive income	$60,971	$115,921	$68,645	$118,407

7.	SEGMENT INFORMATION
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
The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2004. The segment information for the three and six months ended June 30, 2004 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2004 and 2005 to discontinued operations under SFAS No. 144 (see note 4).
•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2004 — communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year. The Operating Partnership has no communities in the development or lease-up stage for the periods presented.

•	Acquired communities — those communities acquired in the current or prior year.
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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment Information
The following table reflects each segment’s contribution to consolidated revenues and property NOI together with a reconciliation of segment contribution to property NOI to net income. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Fully stabilized communities	$63,515	$62,319	$125,928	$124,182
Communities stabilized during 2004	1,761	1,822	3,521	3,588
Acquired communities	2,415	206	4,499	206
Other property segments	5,369	5,416	10,621	10,449
Other	61	47	132	122

Consolidated revenues	$73,121	$69,860	$144,701	$138,547

Contribution to NOI
Fully stabilized communities	$38,788	$38,101	$76,358	$76,004
Communities stabilized during 2004	1,197	1,367	2,408	2,608
Acquired communities	1,696	149	3,031	149
Other	(1,594)	(425)	(2,994)	(1,429)

Consolidated property net operating income	40,087	39,192	78,803	77,332

Interest income	189	213	354	393
Other revenue	61	47	132	122
Minority interest in consolidated property partnerships	64	248	178	432
Depreciation	(19,414)	(19,689)	(38,946)	(39,312)
Interest expense	(15,206)	(15,942)	(30,885)	(31,362)
Amortization of deferred financing costs	(1,029)	(1,092)	(2,717)	(2,208)
General and administrative	(5,433)	(5,476)	(10,728)	(10,119)
Development costs and other	(740)	(381)	(1,837)	(916)
Equity in income of unconsolidated real estate entities	553	207	701	422
Gain on sale of technology investment	—	—	5,267	—

Income (loss) from continuing operations	(868)	(2,673)	322	(5,216)
Income from discontinued operations	62,727	112,392	66,383	119,673

Net income	$61,859	$109,719	$66,705	$114,457

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

8. SEVERANCE COSTS
In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016, respectively. The following table summarizes the activity relating to aggregate severance charges for the six months ended June 30, 2005 and 2004:

	Six months ended
	June 30,
	2005	2004
Accrued severance charges, beginning of period	$15,317	$19,717
Payments for period	(1,494)	(1,665)
Interest accretion	453	502

Accrued severance charges, end of period	$14,276	$18,008

9. SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid (including capitalized amounts of $783 and $500 for the six months ended June 30, 2005 and 2004, respectively), aggregated $35,405 and $35,106 for the six months ended June 30, 2005 and 2004, respectively.
Non-cash investing and financing activities for the six months ended June 30, 2005 and 2004 were as follows:
In May 2005, the Operating Partnership sold two apartment communities subject to $34,060 of mortgage indebtedness assumed by the purchaser. This mortgage debt assumed by the purchaser was excluded from the cash flow statement as a non-cash transaction (see note 4).
During the six months ended June 30, 2005, the Operating Partnership’s derivative financial instruments (see note 6) increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $1,940. During the six months ended June 30, 2004, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $3,950.
The Operating Partnership committed to distribute $19,065 and $19,115 for the quarters ended June 30, 2005 and 2004, respectively. These distributions were not reflected in the statement of cash flows as of June 30, 2005 and 2004.
In the three months ended June 30, 2005, a portion of the net proceeds from an apartment community sale totaling $2,951 were held by a third party intermediary under a qualified tax deferred exchange program. The $2,951 was included in other assets on the consolidated balance sheet. This transaction was excluded from the statement of cash flows as a non-cash transaction (see note 4).
In June 2004, the Operating Partnership acquired an apartment community for cash and the assumption of mortgage indebtedness with an estimated fair value of $49,694. Also, in June 2004, the Operating Partnership sold certain apartment communities subject to $104,325 of mortgage indebtedness assumed by the purchasers. These transactions involving mortgage indebtedness were excluded from the statement of cash flows as non-cash transactions.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

10. STOCK-BASED COMPENSATION PLAN
During the six months ended June 30, 2005, the Company granted approximately 31 shares of restricted stock to Company officers and directors, of which approximately 6 shares were granted to the Company’s non-executive Chairman of the Board. No shares of restricted stock were granted in the three months ended June 30, 2005. The restricted shares vest ratably over three years. The total value of the restricted share grants of $1,098 for the six months ended June 30, 2005 was initially reflected in partners’ equity reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the three year vesting period.
Additionally, in the six months ended June 30, 2005, the Company granted stock options to purchase approximately 254 shares of Company common stock to Company officers and directors, of which 50 stock options were granted to the Company’s non-executive Chairman of the Board. No stock options were granted in the three months ended June 30, 2005. As discussed in note 1, the Company expenses the estimated fair value of stock options over their three year vesting periods.
11. INCOME TAXES
Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax returns. Accordingly, no provisions or benefit for income taxes has been made in the accompanying financial statements, except to the extent that taxable income was earned through the Operating Partnership’s taxable REIT subsidiaries as described below. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute 90% of its REIT taxable income, as defined in the Code, to its shareholders and satisfy certain other requirements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution requirements.
The Operating Partnership utilizes taxable REIT subsidiaries to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales, leasing and landscaping services for third parties. These taxable REIT subsidiaries are subject to federal, state and local income taxes. For the six months ended June 30, 2005, the Operating Partnership estimated it will utilize approximately $5,000 of income tax net operating loss carry-forwards to offset its federal taxable income generated by its taxable REIT subsidiaries (primarily as a result of condominium sale gains). Through June 30, 2005, the Operating Partnership estimated that its taxable REIT subsidiaries will be subject to federal alternative minimum taxes and applicable state income taxes and has recorded an income tax provision of approximately $383. At June 30, 2005, the Operating Partnership’s taxable REIT subsidiaries had consolidated federal income tax net operating loss carry-forwards totaling approximately $4,000. These tax loss carry-forwards begin to expire in 2019. At June 30, 2005, management had established a valuation allowance against the deferred tax asset associated with these net operating loss carry-forwards due to the historical operating losses of these subsidiaries. The tax benefits associated with such net operating loss carry-forwards may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.
12. LEGAL PROCEEDINGS
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for their attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested.
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. The Company is contesting the alleged shareholder’s appeal vigorously.
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
13. SALE OF TECHNOLOGY INVESTMENT
In February 2005, the Operating Partnership sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At June 30, 2005, the Company owned 23,533 apartment units in 59 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and including 205 apartment units currently under development in one community. The Company is also developing 145 for-sale condominium units and is converting 382 apartment units in three communities (one in an unconsolidated entity) into for-sale condominium units through a taxable REIT subsidiary. At June 30, 2005, approximately 50.1%, 16.9%, 9.0% and 8.5% (on a unit basis) of the Company’s communities were located in Atlanta, Dallas, Tampa and the greater Washington, D.C. metropolitan area, respectively.
The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level, except to the extent that taxable income is earned through its taxable REIT subsidiaries.
At June 30, 2005, the Company owned approximately 94.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 5.5% common minority interest in the Operating Partnership.
Over the past several years, the multifamily apartment sector has been adversely impacted by the supply of multifamily apartments outpacing demand. While the construction of new multifamily apartments had continued at historical norms due primarily to the availability of capital and the low interest rate environment, demand for multifamily apartments was adversely impacted by overall weakness in the economy and the job market, as well as increased rates of homeownership due primarily to historically low mortgage interest rates. These factors contributed to the Company reporting declining apartment rental rates, same-store revenue and net operating income since 2001. Starting in 2004, however, the Company began to see gradual signs of stabilization in apartment market fundamentals. In the three and six months ended June 30, 2005, the Company reported increased average monthly rental rates on a year over year basis and reported increases in average economic occupancy over those same periods. In the second quarter of 2005, the Company’s same store portfolio reported positive revenue growth on both a year over year and sequential basis. See “Results of Operations” below where the Company’s operating results are discussed in more detail.
Over the past several years, the Company has also been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer met the Company’s growth objectives. The Company’s asset sales program is consistent with its strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from asset sales to strengthen its balance sheet, by reducing high-coupon preferred equity and debt, and reinvesting in assets that the Company believes demonstrate better growth potential. In this regard, the Company acquired a 319-unit luxury apartment community located in Charlotte, NC in June 2005 for an aggregate price upon closing of approximately $38,240. Additionally, in the second quarter of 2005, the Company used approximately $27,300 of sale proceeds to acquire additional land parcels in Atlanta, GA and Tampa, FL for future development.
At June 30, 2005, the Company had one apartment community, containing 1,738 units, classified as held for sale (in addition to three communities, including one in an unconsolidated entity, that are being converted to condominiums). The Company closed the sale of this apartment community in the third quarter of 2005 for an aggregate gross purchase price of approximately $132,500, including the assumption by the purchaser of approximately $47,500 of tax-exempt secured indebtedness encumbering the community. The community held for sale is a garden-style community located in Atlanta, Georgia and is approximately 20 years old. During the second quarter of 2005, the Company sold five apartment communities totaling 1,309 units for aggregate gross purchase prices of approximately $99,050, including the assumption by a purchaser of approximately $34,060 of tax-exempt secured indebtedness.
In late 2004 and early 2005, the Company, through a taxable REIT subsidiary, commenced the conversion of three existing apartment communities into for-sale condominium housing units, including one in an unconsolidated entity. These communities are located in Atlanta, Georgia, Dallas, Texas and Tampa, Florida. The Company transferred these communities (including its interest in one

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

unconsolidated entity) to a taxable REIT subsidiary at their aggregate fair value of approximately $66,000 (including the aggregate fair value of approximately $30,190 relating to its Post Peachtree™ property in Atlanta, GA, in which the Company’s equity ownership interest is 35%). The Company began selling for-sale condominium units in the first quarter of 2005. Through June 30, 2005, the Company had closed on the sale of 193 condominium units out of a total of 382 units being converted into condominiums. The gains on the sales of these condominiums are discussed in the sections below. In early 2005, the Company also launched a new for-sale housing brand, Post Preferred HomesTM, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing assets into upscale for-sale housing in several key markets.
The Company has and expects to continue to utilize net asset sales proceeds (including net proceeds from sales of for-sale condominium units) primarily to repay a portion of its debt that matures in 2005 and to reinvest in new developments and acquisitions, including land for future development. The Company may also consider utilizing asset sales proceeds to repurchase its common stock, if the Company is able to do so at prices it considers attractive relative to its estimates of net asset value per share, or to pay a special dividend to common shareholders depending on the level of undistributed taxable gains, if any, during 2005. Based on current expectations regarding the timing of asset sales and related capital reinvestment activities, the Company expects that disposition activities will result in earnings dilution in 2005, in part, due to the assumption of low-floater, tax-exempt debt encumbering three of the Atlanta, Georgia communities sold in 2005. The timing of these asset sales relative to the related capital reinvestment activities could significantly impact short-term operating results. There can be no assurances that the sale of for-sale condominium units will close. See “Liquidity and Capital Resources” below where the Company’s capital activities are discussed in more detail.
The following discussion should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 5.7% common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations”.
Disclosure Regarding Forward-Looking Statements
Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s expectations with regard to: apartment community sales in 2005 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium units and the related sales of the for-sale condominium units, net operating income for 2005, occupancy levels and rental rates, operating expenses, stabilized community net operating income, accounting recognition and measurement of guarantees, debt maturities and financing needs, dividend payments, its ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities held for sale and for-sale housing, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:
•	The success of the Company’s business strategies described on pages 2-3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	The impact of competition on the Company’s business, including competition for residents and development locations;

•	The Company’s ability to obtain financing or self-fund the development of additional multifamily rental and for-sale housing and for its apartment communities and competing for-sale housing in markets where the Company is completing condominium conversions or developing new condominiums;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;

•	Uncertainties associated with the Company’s expansion into the condominium conversion and for-sale housing business;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and

•	Other factors, including the risk factors discussed on pages 7 through 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.
Critical Accounting Policies
In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The discussion below addresses the implementation and impact of accounting policies with an impact on the Company in the three and six months ended June 30, 2005 and in the future periods.
SFAS No. 123R, “Share-Based Payment,” was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also supersedes the provisions of APB No. 25. The provisions of SFAS No. 123R are effective for the Company beginning on January 1, 2006. The Company plans to adopt the provisions of SFAS No. 123R in the first quarter of 2006 and is currently evaluating the alternative methods of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R is not expected to have a significant impact on the Company’s financial position or results of operations.
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the transactions, as all conditions for full profit recognition have been met. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at condominium conversion projects are included in discontinued operations.
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
At June 30, 2005, the Company’s portfolio of apartment communities, excluding three communities held in unconsolidated entities (including one community being converted into condominiums) and three communities held for sale (including two communities being converted into condominiums), consisted of the following: (1) 52 communities that were completed and stabilized for all of the current and prior year, (2) one community that achieved full stabilization during 2004, and (3) two communities that were acquired in 2005 and 2004. Currently, with the exception of the apartment community acquired in 2005 which is in its initial lease-up and approximately 91.5% leased, all of the Company’s development communities have reached stabilized occupancy and the Company

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

has no development communities in the lease-up stage. These operating segments exclude the operations of apartment communities classified as discontinued operations and apartment communities held in unconsolidated entities for the periods presented.
In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other property revenues, property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income. A reconciliation of net operating income to GAAP net income is included below. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.
All Operating Communities
The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and six months ended June 30, 2005 and 2004 is summarized as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
Rental and other property revenues
Fully stabilized communities (1)	$63,515	$62,319	1.9%	$125,928	$124,182	1.4%
Communities stabilized in 2004	1,761	1,872	(5.9)%	3,521	3,588	(1.9)%
Acquired communities (2)	2,415	206	1,072.3%	4,499	206	2,084.0%
Other property segments (3)	5,369	5,416	(0.9)%	10,621	10,449	1.6%

	73,060	69,813	4.7%	144,569	138,425	4.4%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities (1)	24,727	24,218	2.1%	49,570	48,178	2.9%
Communities stabilized in 2004	564	505	11.7%	1,113	980	13.6%
Acquired communities (2)	719	57	1,161.4%	1,468	57	2,475.4%
Other expense (4)	6,963	5,841	19.2%	13,615	11,878	14.6%

	32,973	30,621	7.7%	65,766	61,093	7.6%

Property net operating income (5)	$40,087	$39,192	2.3%	$78,803	$77,332	1.9%

Capital Expenditures (6)(7)
Recurring capital expenditures:
Carpet	804	552	45.7%	1,446	1,164	24.2%
Other	1,707	1,647	3.6%	2,735	2,817	(2.9)%

Total	$2,511	$2,199	14.2%	$4,181	$3,981	5.0%

Non-recurring capital expenditures	$1,112	$901	23.4%	$1,986	$2,117	(6.2)%

Average apartment units in service	20,832	20,227	3.0%	20,779	20,227	2.7%

(1)	Communities which reached stabilization prior to January 1, 2004.

(2)	Communities acquired subsequent to January 1, 2004.

(3)	Other property segment revenues include revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $61 and $47 for the three months ended and $132 and $122 for the six months ended June 30, 2005 and 2004, respectively.

(4)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

(5)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Total same store NOI	$38,788	$38,101	$76,358	$76,004
Property NOI from other operating segments	1,299	1,091	2,445	1,328

Consolidated property NOI	40,087	39,192	78,803	77,332
Add (subtract):
Other revenues	61	47	132	122
Interest income	189	213	354	393
Minority interest in consolidated property partnerships	64	248	178	432
Depreciation	(19,414)	(19,689)	(38,946)	(39,312)
Interest expense	(15,206)	(15,942)	(30,885)	(31,362)
Amortization of deferred financing costs	(1,029)	(1,092)	(2,717)	(2,208)
General and administrative	(5,433)	(5,476)	(10,728)	(10,119)
Development costs and other expenses	(740)	(381)	(1,837)	(916)
Equity in income of unconsolidated entities	553	207	701	422
Gain on sale of technology investment	—	—	5,267	—
Minority interest of preferred unitholders	—	(1,400)	—	(2,800)
Minority interest of common unitholders	159	365	200	964

Income (loss) from continuing operations	(709)	(3,708)	522	(7,052)
Income from discontinued operations	59,152	104,818	62,599	111,571

Net income	$58,443	$101,110	$63,121	$104,519

(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

(7)	A reconciliation of property capital expenditures from continuing operations to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Recurring capital expenditures
Continuing operations	$2,511	$2,199	$4,181	$3,981
Discontinued operations	353	572	641	1,212

Total recurring capital expenditures per statements of cash flows	$2,864	$2,771	$4,822	$5,193

Non-recurring capital expenditures
Continuing operations	$1,112	$901	$1,986	$2,117
Discontinued operations	15	401	43	429

Total non-recurring capital expenditures per statements of cash flows	$1,127	$1,302	$2,029	$2,546

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Stabilized Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2005 to 2004 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2004. This portfolio consisted of 52 communities with 20,028 units, including 25 communities with 9,672 units (48.3%) located in Atlanta, Georgia, 13 communities with 3,939 units (19.7%) located in Dallas, Texas, three communities with 2,089 units (10.4%) located in Tampa, Florida, three communities with 1,204 units (6.0%) located in Washington, DC, three communities with 1,065 units (5.3%) located in Charlotte, North Carolina and five communities with 2,059 units (10.3%) located in other markets. The operating performance and capital expenditures of these communities are summarized as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
Rental and other revenues	$63,515	$62,319	1.9%	$125,928	$124,182	1.4%
Property operating and maintenance expenses (excluding depreciation and amortization)	24,727	24,218	2.1%	49,570	48,178	2.9%

Same store net operating income (1)	$38,788	$38,101	1.8%	$76,358	$76,004	0.5%

Capital expenditures (2) Recurring
Carpet	$705	$568	24.1%	$1,260	$1,164	8.2%
Other	1,618	1,613	0.3%	2,638	2,786	(5.3)%

Total recurring	2,323	2,181	6.5%	3,898	3,950	(1.3)%
Non-recurring	715	817	(12.5)%	1,333	1,961	(32.0)%

Total capital expenditures (A)	$3,038	$2,998	1.3%	$5,231	$5,911	(11.5)%

Total capital expenditures per unit (A÷20,028 units)	$152	$150	1.3%	$261	$295	(11.5)%

Average economic occupancy (3)	93.7%	93.6%	0.1%	93.6%	93.3%	0.3%

Average monthly rental rate per unit (4)	$1,051	$1,033	1.7%	$1,047	$1,034	1.3%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 7 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP net income.

(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Recurring capital expenditures by operating segment Same store	$2,323	$2,181	$3,898	$3,950
Partially stabilized	3	5	7	12
Construction and lease-up	—	—	—	—
Other segments	538	585	917	1,231

Total recurring capital expenditures per statements of cash flows	$2,864	$2,771	$4,822	$5,193

Non-recurring capital expenditures by operating segment Same store	$715	$817	$1,333	$1,961
Partially stabilized	—	—	—	—
Construction and lease-up	—	—	—	–
Other segments	412	485	696	585

Total non-recurring capital expenditures per statements of cash flows	$1,127	$1,302	$2,029	$2,546

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

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 93.0% and 93.2% for the three months ended and 93.0% and 93.0% for the six months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, net concessions were $341 and $142, respectively, and employee discounts were $107 and $115, respectively. For the six months ended June 30, 2005 and 2004, net concessions were $612 and $199, respectively, and employee discounts were $216 and $230, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
The Operating Partnership reported net income available to common unitholders of $59,950 and $106,410 for the three months ended June 30, 2005 and 2004, respectively, and the Company reported net income available to common shareholders of $56,534 and $99,201 for the three months ended June 30, 2005 and 2004, respectively. The decrease between periods primarily reflects reduced gains on the sales of real estate assets of approximately $49,249 ($45,611 net of minority interest and provision for income taxes) between periods. The impact of these items is discussed below.
Rental and other revenues from property operations increased $3,247 or 4.7% from 2004 to 2005 primarily due to increased revenues from the Company’s acquired communities of $2,209 and same store communities of $1,195 or 1.9%. The revenue increase from acquired communities reflects the Company’s acquisition of one community in June 2004 and a second community in June 2005. The revenue increase from same store communities in 2005 reflects modestly higher average rental rates between periods as discussed more fully below. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,352 or 7.7% primarily due to increased corporate property management expenses associated with annual personnel and incentive compensation increases, expenses associated with the Company’s property management software implementation project and increased expenses due to increased business volume in the Company’s corporate apartment business (included in other expenses) of $1,122 or 19.2% as well as increases in property operating and maintenance expenses (excluding depreciation and amortization) for acquired communities of $662 and for fully stabilized communities of $509, or 2.1%, between periods (see discussion below).
For the three months ended June 30, 2005, gains on sales of real estate assets from discontinued operations represents the net gains of $13,153 ($12,042 net of minority interest and provision for income taxes) from condominium sales at the Company’s condominium conversion communities and gains on sales of five apartment communities, containing 1,309 units, of $49,710 ($46,877 net of minority interest). The condominium sales generated net proceeds of $32,074 in 2005. The apartment community sales generated net proceeds of approximately $97,900, including $34,060 of tax-exempt mortgage indebtedness assumed by the purchasers. For the three months ended June 30, 2004, gains on sales of real estate assets from discontinued operations include $112,112 ($104,530, net of minority interest) from the sale of seven communities containing 3,482 units and certain land parcels. These sales generated net proceeds of approximately $218,982, including $104,325 of tax-exempt mortgage indebtedness assumed by the purchasers.
Depreciation expense decreased $275, or 1.4% from 2004 to 2005 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2004 offset by increased depreciation on a property acquired in June 2004 and another property acquired in June 2005.
General and administrative expenses decreased $43, or 0.1%, from 2004 to 2005 primarily due to lower legal expenses offset by higher compensation costs. The decrease in legal expenses of $531 between periods was due to reduced expenses associated with shareholder proxy proposals in 2004 and with shareholder litigation between periods. This decrease was offset by increased annual compensation and insurance expenses and increased board compensation costs primarily due to increases in a director variable incentive compensation plan tied to increases in the Company’s stock price. To a lesser extent expenses increased in 2005 due to increased costs associated with the implementation of new property management software systems in 2005 of $65.
Development costs and other expenses increased $359 or 94.2% primarily due to increased personal and associated costs relating to the addition of new development personnel and to establish development capabilities in three regional markets in mid to late 2004 and into 2005 and approximately $160 of expenses associated with marketing the Company’s for-sale condominium product in the Washington D.C. market.
Interest expense included in continuing operations decreased $736 or 4.6% from 2004 to 2005. The decreased expense amounts between periods reflect the impact of refinancing certain fixed rate debt with lower fixed rate debt in the first half of 2005 and the impact of increased interest capitalization on its development project of $155 between periods. Interest expense included in discontinued operations decreased from $1,553 in 2004 to $832 in 2005 primarily due to interest expense associated with eight communities sold in 2004.
Equity in income of unconsolidated real estate entities increased $346 or 167.2% from 2004 to 2005. This increase was primarily due to gains from condominium sales in an unconsolidated entity that converted its apartment units into condominiums. The first closings of condominium sales began in the three months ended June 30, 2005. In the three months ended June 30, 2005, the unconsolidated entity closed 12 condominium unit sales generating net gains to the Company of approximately $201. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Recurring and nonrecurring capital expenditures from continuing operations increased $523 or 16.9% from 2004 to 2005. The increase in capital expenditures primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items) and a large replacement of air conditioning equipment at a property in Orlando, FL.
Stabilized Communities
Rental and other revenues increased $1,196 or 1.9% from 2004 to 2005. This increase resulted primarily from a 1.7% increase in the average monthly rental rate per apartment unit. This increase in average rental rates resulted in a revenue increase of approximately $1,117 between years. Average economic occupancy was relatively stable between periods. Additionally, other property fees increased $320 due to better pricing power resulting from improving market conditions, but were offset somewhat by higher net concessions of $200 due to the impact of straight-lining net rentals and concessions under generally accepted accounting standards. Overall, the improving performance of the operating portfolio reflects gradually improving market conditions with the Company’s operations in its five largest markets reporting increased revenues over the prior year. With generally stable to slightly increasing occupancy rates in 2005, the Company’s strategy continues to be focused on increasing average rental rates in 2005 as the Company’s markets show general economic improvement.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $509 or 2.1% from 2004 to 2005. This increase was primarily due to increased personnel expenses of $91 or 1.6%, increased maintenance and repairs expenses of $367 or 13.4% and increased ground rent expenses of $324 or 95.0%, offset by decreased property tax expenses of $328 or 3.9%. Personnel expenses increased due to annual salary increases and increased health insurance expenses in 2005. Repairs and maintenance expenses increased primarily due to increased exterior painting costs in 2005. The increase in ground rent expense of $324 reflects the Company’s decision in 2005 to begin straight-lining long-term ground lease payments associated with leases with stated rent escalations (the straight-lining of ground rents resulted in $314 of the increase). The decrease in property tax expenses in 2005 reflected reduced tax accruals in the second quarter of 2005 resulting from favorable tax valuations from taxing authorities in 2005.
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
The Operating Partnership reported net income available to common unitholders of $62,886 and $105,434 for the six months ended June 30, 2005 and 2004, respectively, and the Company reported net income available to common shareholders of $59,302 and $98,296 for the six months ended June 30, 2005 and 2004, respectively. The decrease between periods primarily reflects reduced gains on the sales of real estate assets of approximately $50,517 ($46,781, net of minority interest and provision for income taxes) between periods offset somewhat by a gain of $5,267 ($4,967 net of minority interest) on the sale of a technology investment in the first quarter of 2005. The impact of these items is discussed below.
Rental and other revenues from property operations increased $6,144 or 4.4% from 2004 to 2005 primarily due to increased revenues from the Company’s acquired communities of $4,293 and same store communities of $1,746 or 1.4%. The revenue increase from acquired communities reflects the Company’s acquisition of one community in June 2004 and a second community in June 2005. The revenue increase from same store communities in 2005 reflects modestly higher average rental rates between periods, as discussed more fully below. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,673 or 7.6% primarily due to increased corporate property management expenses associated with annual personnel and incentive plan increases, expenses associated with the Company’s property management software implementation project and increased expenses due to increased business volume in the Company’s corporate apartment business (included in other expenses) of $1,737 or 14.6%, as well as increases in property operating and maintenance expenses (excluding depreciation and amortization) for acquired communities of $1,411 and for fully stabilized communities of $1,392, or 2.9%, between periods (see discussion below).
For the six months ended June 30, 2005, gains on sales of real estate assets from discontinued operations represents the net gains of $13,512 ($12,381 net of minority interest and provision for income taxes) from condominium sales at the Company’s condominium conversion communities and gains on sales of five apartment communities, containing 1,309 units, of $49,710 ($46,877 net of minority interest). The condominium sales generated net proceeds of $35,370 in 2005. The apartment community sales generated net proceeds of approximately $97,900, including $34,060 of tax-exempt mortgage indebtedness assumed by the purchasers. For the six months ended June 30, 2004, gains on sales of real estate assets from discontinued operations include $113,739 ($106,039, net of minority interest) from the sale of seven communities containing 3,880 units and certain land parcels. These sales generated net proceeds of approximately $242,962, including $104,325 of tax-exempt mortgage indebtedness assumed by the purchasers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Depreciation expense decreased $366, or 0.1% from 2004 to 2005 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2004 offset by increased depreciation on one property acquired in June 2004 and another property acquired in June 2005.
General and administrative expenses increased $609, or 6.0%, from 2004 to 2005 primarily due to higher compensation costs offset by lower legal expenses. The decrease in legal expenses of $379 between periods was due to reduced expenses in 2005 as compared to 2004 when the Company incurred legal fees associated with shareholder proxy proposals and also due to less shareholder litigation expense between periods. This decrease was offset by increased annual compensation and insurance expense and increased board compensation costs primarily due to increases in a director variable incentive compensation plan tied to increases in the Company’s stock price. To a lesser extent expenses increased in 2005 due to increased costs associated with the implementation of new property management software systems of $123 in 2005 and final settlement of 2004 audit costs of approximately $90.
Development costs and other expenses increased $921 or 100.5% primarily due to increased personal and associated costs relating to the addition of new development personnel and to establish development capabilities in three regional markets in mid to late 2004 and into 2005 and approximately $270 of expenses associated with marketing the Company’s for-sale condominium product in the Washington D.C. market.
Interest expense included in continuing operations decreased $477 or 1.5% from 2004 to 2005. The decreased expense amounts between periods reflect the impact of refinancing certain fixed rate debt with lower fixed rate debt in the first half of 2005 and the impact of increased interest capitalization on its development project of $283 between periods. Interest expense included in discontinued operations decreased from $3,337 in 2004 to $1,876 in 2005 primarily due to interest expense associated with eight communities sold in 2004.
Equity in income of unconsolidated real estate entities increased $279 or 66.1% from 2004 to 2005. This increase was primarily due to gains from condominium sales in an unconsolidated entity that converted its apartment units into condominiums. The first closings of condominium sales began in the three months ended June 30, 2005. In the six months ended June 30, 2005, the unconsolidated entity closed 12 condominium unit sales generating net gains to the Company of approximately $201. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.
Recurring and nonrecurring capital expenditures from continuing operations increased $69 or 1.1% from 2004 to 2005. The increase in capital expenditures primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items) offset by reduced nonrecurring projects in 2005 as 2004 included a large project related to water infiltration at one large property located in Tampa, FL.
Stabilized Communities
Rental and other revenues increased $1,746 or 1.4% from 2004 to 2005. This increase resulted primarily from a 1.3% increase in the average monthly rental rate per apartment unit. This increase in average rental rates resulted in a revenue increase of approximately $1,584 between years. Average economic occupancy was relatively stable between periods. Additionally, other property fees increased $536 as a result of better pricing power due to improved market conditions, but were offset somewhat by higher net concessions of $413 due to the impact of straight-lining net rentals and concessions under generally accepted accounting standards. Overall, the improving performance of the operating portfolio reflects gradually improving market conditions with the Company’s operations in its five largest markets reporting flat to increased revenues over the prior year. With generally stable to slightly increasing occupancy rates in 2005, the Company’s strategy continues to be focused on increasing average rental rates in 2005 as the Company’s markets show general economic improvement.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,392 or 2.9% from 2004 to 2005. This increase was primarily due to increased personnel expenses of $251 or 2.2%, increased maintenance and repairs expenses of $234 or 4.5% and increased ground rent expenses of $648 or 95.4%. Personnel expenses increased primarily due to annual salary increases and increased health insurance expenses in 2005. Repairs and maintenance expenses increased primarily due to increased exterior painting costs in 2005. The increase in ground rent expense of $648 reflects the Company’s decision in 2005 to begin straight-lining long-term ground lease payments associated with leases with stated rent escalations (the straight-lining of ground rents resulted in $631 of the increase).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Discontinued Operations
In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the three months ended June 30, 2005, income from discontinued operations included the results of operations of one community, containing 1,738 units and two condominium conversion communities, classified as held for sale at June 30, 2005, as well as the operations of five communities sold in 2005 through their sale dates. For the three months ended June 30, 2004, income from discontinued operations included the results of operations of the communities classified as held for sale at June 30, 2005, five communities sold in 2005 and eight communities sold in 2004 through the earlier of June 30, 2004 or their sale dates. The revenues and expenses of discontinued operations are summarized in note 4 to the consolidated financial statements. The gains on sales of real estate assets between periods reflect the timing and size of the communities and for-sale condominiums sold. In the second quarter of 2005, the Company continued closing for-sale condominiums from assets converted into condominiums. The Company recognized net gains from these sales of $13,153 ($12,042 net of minority interest and provision for income taxes) in the second quarter of 2005. These gains are discussed in note 4 to the consolidated financial statements. The Company expects to continue closing for-sale condominium sales in 2005 at three communities (one held in an unconsolidated entity).
As discussed under “Liquidity and Capital Resources”, the Company expects to continue to sell real estate assets and also convert certain apartment assets into for-sale condominiums in future periods as part of its overall investment, disposition and acquisition strategy. As such, the Company may continue to have additional assets classified as held for sale, however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from period to period. Additionally, should the Company change its expectations regarding the holding period for certain assets or decide to classify certain assets as held for sale, this could cause the Company to recognize impairment losses in future periods if the carrying value of these assets is not deemed recoverable.
Outlook
Certain statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above.
The Company’s outlook for the full year of 2005 is based on the expectation that apartment fundamentals will continue to steadily improve throughout the year. Rental and other revenues from fully stabilized communities are expected to increase modestly when compared to 2004, primarily driven by expected rental rate increases. However, operating expenses of fully stabilized communities are also expected to increase in 2005. The Company expects the primary drivers of this expense increase will be personnel expenses, utility expenses and repairs and maintenance expenses, which are expected to increase mainly due to increases in exterior painting between years. Based on these assumptions for 2005, management expects stabilized community net operating income to increase modestly in 2005 compared to 2004.
In 2005, management expects to complete the sale of six apartment communities, five of which were sold as of June 30, 2005. The sale of the one remaining community closed in the third quarter of 2005 and is expected to generate accounting gains in excess of $70,000 and a loss on the early extinguishment of related indebtedness of approximately $1,900. The net proceeds from these sales are being used and are intended to be used for various corporate purposes, including repayments of debt maturing in 2005, the acquisition of an apartment community in June 2005 and of additional land for future development, the funding of development expenditures and possible common stock repurchases. Additionally, the Company, through a taxable REIT subsidiary, is converting three of its existing apartment communities (one held in an unconsolidated entity) into for-sale condominium units and expects to continue to sell those units during 2005 and 2006. The Company expects to realize net accounting gains in 2005 from these condominium sales. The net accounting gains from for-sale condominiums are expected to be substantially reduced in the second half of 2005 as compared to the first half of 2005, as the Company sold the vast majority of one conversion community in the second quarter of 2005. There can be no assurances that the sale of for-sale condominium units will close.
Management expects interest expense in 2005 to be lower than in 2004 due generally to lower average debt levels between years and the refinancing of maturing public debt at lower rates in 2005. In addition, the Company expects increased interest capitalization in the second half of 2005 as new projects are placed in development. Management also expects modest declines in general and administrative expenses due primarily to reductions in estimated costs associated with Sarbanes-Oxley compliance.
The Company has one project under construction with a total expected cost of approximately $97,000 and expects to begin additional development projects later in 2005. In mid to late 2004 and 2005, the Company added additional executive development personnel for the purpose of increasing its development and investment activities in 2005. The Company expects these additional personnel

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

resources will be dilutive to earnings in 2005 until the incremental personnel and associated costs can be fully absorbed by new development and value creation activities.
For the third quarter of 2005, management expects to report higher net income compared to the second quarter of 2005. Net income for the third quarter is expected to be driven by the gains from real estate asset sales (primarily the gain on the apartment community sale). This gain will be somewhat offset by lower projected gains from condominium sales as closings are anticipated to decrease at one condominium conversion property that was substantially sold out in the second quarter of 2005 and to remain modest at two additional condominium conversion properties (including one in an unconsolidated entity). Management expects same store property net operating income to be somewhat higher when compared to the second quarter of 2005, primarily driven by modestly higher projected operating revenues, offset in part by modestly higher projected operating expenses. General and administrative costs, property management expenses and development costs in the aggregate are expected to be relatively flat compared to the second quarter of 2005.
Liquidity and Capital Resources
The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness discussed herein has been incurred by the Operating Partnership.
The Company’s net cash provided by operating activities decreased from $58,500 in 2004 to $50,648 in 2005 primarily due to reduced earnings from the dilutive impact of prior year asset sales. The Company also expects cash flows from operating activities to show declines for the full year of 2005 compared to 2004 primarily driven by the dilutive cash flow impact from asset sales.
Net cash flows from investing activities decreased from net cash provided by investing activities of $145,209 in 2004 to net cash used in investing activities of $9,616 in 2005 primarily due to increased development, apartment acquisition and land acquisition costs in 2005 (as the Company initiated new development activities) and additional mortgage advances to unconsolidated entities in 2005, offset somewhat by the proceeds from the sale of a technology investment in 2005. In 2004, the Company received net repayments of construction loan advances from unconsolidated entities. Additionally, the net proceeds from asset sales were lower in 2005 due to the timing of sales between periods.
Net cash flows from financing activities increased from net cash used in financing activities of $149,752 in 2004 to net cash used in financing activities of $36,986 in 2005 primarily due to the increased financing proceeds of $100,000 from a new unsecured public debt placement in the second quarter of 2005.
Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2005. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income, except to the extent that taxable income is earned though its taxable REIT subsidiaries.
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
For the six months ended June 30, 2005, the Company’s net cash flow from operations, reduced by operating capital expenditures, was sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $1,000. Cash flows from operations, reduced by operating capital expenditures, would have been lower, by approximately $8,000, excluding the favorable change in working capital items impacting operating cash flows for the period. These working capital items fluctuate from period to period, primarily due to the timing of payments of interest, property taxes and operating payables. As discussed below, the Company expects its operating cash flows, less operating capital expenditures, to be less than its dividend requirements for the full year of 2005. The Company’s net cash flow from operations and proceeds from apartment communities and for-sale condominiums sales continue to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.
For the full year of 2005, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

shareholders by approximately $18,000 to $23,000. This forecasted dividend shortfall excludes incremental gains on condominium sales and gain on sale of technology investment which are included in cash flows from investing activities. The Company intends to use primarily the proceeds from 2005 apartment community and for-sale condominium sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The factors leading to this net operating cash flow shortfall are the soft market conditions for the Company’s operating properties over the last few years and the short-term negative cash flow impact of sales of operating properties (discussed below) prior to the reinvestment of such proceeds. The Company’s board of directors, however, will continue to review the dividend quarterly.
The Company generally expects to utilize net cash flow from operations and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selective operating properties and for-sale condominiums, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.
In the six months ended June 30, 2005, the Company sold five communities, containing 1,309 units, for gross proceeds of approximately $97,900, including the assumption by the purchaser of approximately $34,060 of tax-exempt secured debt encumbering two of the properties. In addition, in the first half of 2005, the Company generated approximately $35,370 of net proceeds from for-sale condominium sales. The Company expects to continue to generate cash proceeds from the sale of apartment communities and sale of condominiums at its condominium conversion projects in the second half of 2005. The Company had one additional community located in Atlanta, GA, which was sold in the third quarter of 2005 for a gross sales price of approximately $132,500, including the assumption by the purchaser of approximately $47,500 of tax-exempt secured debt. These apartment community sales are expected to generate significant capital gains for tax purposes in 2005. Realized capital gains must generally be distributed to shareholders, in the form of dividends, in order to avoid the payment of income taxes at the corporate level. The Company expects to be able to use its regular quarterly dividend of $0.45 per share, as well as other tax planning strategies, to pay out or otherwise mitigate the impact of these capital gains. The Company may also consider paying a special dividend to common shareholders depending on the level of undistributed taxable gains, if any, during 2005.
At June 30, 2005, the Company had $156,533 outstanding under its $370,000 combined line of credit facilities. The Company’s credit facilities mature in January 2007. Management believes it will have adequate capacity under its facilities to execute its business plan and meet its short-term liquidity requirements. The Company intends to reduce its outstanding borrowings under its revolving lines of credit through a combination of permanent financing and asset sales (as discussed above). A further discussion of the terms of the Company’s line of credit agreements is included in note 2 to the consolidated financial statements.
Long-term Debt Issuances and Retirements
A summary of the Company’s outstanding debt and debt maturities at June 30, 2005 is included in note 2 to the consolidated financial statements. A discussion of changes in secured and unsecured debt during the first half of 2005 is discussed below.
Upon their maturity in February 2005, the Company repaid $25,000 of its 7.28% medium term, unsecured notes, from available borrowings under its unsecured lines of credit. In March 2005, the Company repaid its $100,000 outstanding principal balance under the 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) debt arrangement.
In May 2005, the Company issued $100,000 of senior unsecured notes. The notes bear interest at 5.45% and mature in June 2012. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit. Upon their maturity in June 2005, the Company repaid $62,043 of its 8.125% medium term, unsecured notes, from available borrowings under its unsecured lines of credit.
In May 2005, the Company sold two apartment communities subject to the assumption of $34,060 of tax-exempt mortgage indebtedness (see note 4). As a result of this debt assumption, the Company recorded a loss on early extinguishment of debt of $1,374 ($1,296 net of minority interest) related to the write-off of deferred loan costs of $966 ($911 net of minority interest) relating to such assumed indebtedness and the realization of a $408 ($385 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of assumed debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Stock Repurchase Program
In the fourth quarter of 2004, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2006. In the three and six months ended June 30, 2005, the Company repurchased $12,237 and $21,283, respectively of common stock under 10b5-1 stock purchase plans, the latest of which will expire on August 31, 2005. In addition for the six months ended June 30, 2005, the Company received approximately 2 shares of common stock at an aggregate cost of $83 from certain employees through the surrender of such shares to satisfy tax withholding obligations under the Company’s existing stock compensation plans.
Subsequent to quarter-end through July 31, 2005, the Company has repurchased an additional $1,357 of its common stock under a 10b5-1 stock purchase plan.
Capitalization of Fixed Assets and Community Improvements
The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development and construction of new apartment and condominium communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred all interior and exterior painting of communities.
In conjunction with acquisitions of existing communities, it is the Company’s policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the communities acquired competitive with comparable newly-constructed communities. In some cases, the Company will provide in its acquisition budgets additional funds to upgrade or otherwise improve new acquisitions. Such costs are generally capitalized as costs of the acquired communities, when identified and included as part of an approved capital budget at the time of acquisition and when incurred during the twelve months subsequent to the acquisition date.
The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development and construction. The incremental personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This practice results in a pro-ration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing expenses) of such communities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for the three and six months ended June 30, 2005 and 2004 are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
New community development and acquisition activity (1)	$78,410	$37,249	$93,397	$37,542
Non-recurring capital expenditures
Revenue generating additions and improvements (2)	—	—	—	26
Other community additions and improvements (3)	1,127	1,302	2,029	2,546
Recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,864	2,771	4,822	5,193
Corporate additions and improvements	278	153	978	287

	$82,679	$41,475	$101,226	$45,594

Other Data
Capitalized interest	$416	$261	$783	$500

Capitalized development costs and fees (5)	$316	$250	$566	$499

(1)	Reflects aggregate community development costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.
Current Development Activity
At June 30, 2005, the Company had one community under development containing 350 apartment and for-sale condominium units. This community is summarized in the table below.

		Estimated	Amount			Estimated
		Construction	Spent	Quarter of	Quarter of	Quarter of
		Cost	as of	Construction	First Units	Stabilized
Metropolitan Area	Number of Units	($ in millions)	06/30/2005	Start	Available	Occupancy (1)
Construction/Lease-up Communities

Washington D.C.
Post CarlyleTM — Apartment and Condominiums (2)	350	$97	$34	4Q 2004	2Q 2006	2Q 2007

Construction/Lease-Up Communities	350	$97	$34

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	The condominium component of the project, consisting of 145 units, is being developed in a majority owned joint venture with a Washington D.C. based developer. As of July 29, 2005, the Company has 64 units under contract for sale upon completion and delivery of the units. The first condominium units at this project are expected to be delivered in late 2006. There can be no assurance that condominium units under contract will close.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Funds from Operations
The Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is defined by NAREIT as net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciable property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. FFO is a supplemental non-GAAP financial measure. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
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
A reconciliation of net income available to common shareholders and unitholders to FFO is provided below.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to common shareholders	$56,534	$99,201	$59,302	$98,296
Minority interest of common unitholders — continuing operations	(159)	(365)	(200)	(964)
Minority interest in discontinued operations (1)	3,575	7,574	3,783	8,102
Depreciation on wholly-owned real estate assets, net (2)	18,636	20,107	37,385	40,145
Depreciation on real estate assets held in unconsolidated entities	224	331	521	662
Gains on sales of real estate assets, net of provision for income taxes — discontinued operations	(62,480)	(112,112)	(62,839)	(113,739)
Incremental gains on condominium sales, net of provision for income taxes (3)	5,971	—	6,330	—
Gains on sales of real estate assets — unconsolidated entities	(201)	—	(201)	—
Incremental gains on condominium sales — unconsolidated entities (3)	35	—	35	—

Funds from operations available to common shareholders and unitholders (4)	$22,135	$14,736	$44,116	$32,502

Cash flow provided by (used in):
Operating activities	$27,025	$29,608	$50,648	$58,500
Investing activities	$15,587	$96,412	$(9,616)	$145,209
Financing activities	$(41,378)	$(87,676)	$(36,986)	$(149,752)

Weighted average shares outstanding — basic	39,930	39,807	40,048	39,595
Weighted average shares and units outstanding — basic	42,325	42,478	42,469	42,469
Weighted average shares outstanding — diluted (5)	40,180	39,853	40,284	39,645
Weighted average shares and units outstanding — diluted (5)	42,575	42,524	42,705	42,520

(1)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.

(2)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.

(3)	The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes to the extent that net sales proceeds from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(4)	Funds from operations for the three and six months ended June 30, 2005 include a loss of $1,374 from the early extinguishment of debt associated with asset sales and for the six months ended June 30, 2005 FFO includes a gain of $5,267 on the sale of a technology investment. Funds from operation for the three months ended June 30, 2004, include a loss of $4,128 from the early extinguishment of debt associated with asset sales and a $626 asset impairment charge. Funds from operations for the six months ended June 30, 2004 also include a reduction for preferred stock redemption costs of $1,716.

(5)	Diluted weighted average shares and units for the three months ended June 30, 2005 and 2004 include 250 and 46 shares and units, respectively, that were antidilutive to all income (loss) per share computations under generally accepted accounting principles. Diluted weighted average shares and units for the six months ended June 30, 2005 and 2004 include 236 and 51 shares and units, respectively, that were antidilutive to all income (loss) per share computations under generally accepted accounting principles.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At June 30, 2005, the Company had $255,033 of variable rate debt tied to LIBOR. In addition, the Company had $75,995 of variable tax-exempt debt with interest based on the FNMA “AAA” tax-exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
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
The table below provides information about the Company’s derivative financial instruments at June 30, 2005 that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value
					Asset (Liab.)
Interest Rate Swap Variable to fixed	$104,000 amortizing	6.04%	1 month LIBOR	7/31/09	$(7,358)
	to $90,270
Interest Rate Cap	$75,995	5.00%	—	2/01/08	27

					$(7,331)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $98,500 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at June 30, 2005, would increase or decrease by approximately $2,325 on an annualized basis.
There have been no material changes in the value of the Company’s fixed debt since December 31, 2004.
ITEM 4. CONTROLS AND PROCEDURES
As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure control and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
In the second quarter of 2005, the Company began the implementation of new information systems responsible for reporting property management operations and for general procurement and accounts payable processing. As part of the implementation, the Company modified its internal controls over financial reporting, as necessary, to align its controls with the new technology. The Company anticipates that it will continue to implement these new information systems through the end of 2005, and in that process, expects that there may be future changes in internal controls. Other than the changes related to these information system implementations, there were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for their attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested.
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. The Company is contesting the alleged shareholder’s appeal vigorously.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	through (b) — None

(c)	The following table summarizes the Company’s purchases of its equity securities in the three months ended June 30, 2005 (in thousands, except per share amounts).

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs (1)
April 1, 2005 to April 30, 2005	206	$30.75	206	$184,607
May 1, 2005 to May 31, 2005	62	$32.34	62	$182,608
June 1, 2005 to June 30, 2005	107	$36.43	107	$178,717

Total	375	$32.63	375	$178,717

(1)	In the fourth quarter of 2004, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Shareholders was held on May 19, 2005. The following proposals were adopted by the shareholders of the Company at the Annual Meeting:
Election of Directors
Nominees for Board of Directors

	For	Withheld
Robert C. Goddard, III	36,796,389	715,973
David P. Stockert	36,714,502	797,860
Herschel M. Bloom	36,333,903	1,178,459
Douglas Crocker III	36,716,009	796,353
Walter M. Deriso, Jr.	36,318,049	1,194,313
Russell R. French	35,956,528	1,555,834
Nicholas B. Paumgarten	36,285,362	1,227,000
Charles E. Rice	36,790,750	721,612
Ronald de Waal	36,799,121	713,241
A Proposal To Adopt The 2005 Non-Qualified Employee Stock Purchase Plan

For	Against	Abstain	Broker Non-Votes
28,471,436	2,596,103	582,266	5,862,556
ITEM 5. OTHER INFORMATION
     None

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 6. EXHIBITS
Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports (as indicated in the footnotes to this Exhibit Table) and are incorporated by reference herein.

(a)	Exhibits

3.1(a)	Articles of Incorporation of the Company.

3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.

3.6(d)	Bylaws of the Company, as Amended and Restated as of November 5, 2003, as further amended effective May 27, 2004.

4.1(e)	Indenture between the Company and SunTrust Bank, as Trustee.

4.2(e)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.

10.1	Purchase and Sale Agreement, dated June 10, 2005, by and among Post Apartment Homes, L.P. and RREEF America, L.L.C.

10.2(f)	2005 Post Properties, Inc. Non-Qualified Employee Stock Purchase Plan.

11.1(g)	Statement Regarding Computation of Per Share Earnings.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit of the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(f)	Filed as Appendix A to the 2005 proxy statement and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
August 9, 2005	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer

August 9, 2005	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer

August 9, 2005	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

August 9, 2005	By	/s/ David P. Stockert
David P. Stockert President and Chief Executive Officer

August 9, 2005	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer

August 9, 2005	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

(a)	Exhibits

3.1(a)	Articles of Incorporation of the Company.

3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.

3.6(d)	Bylaws of the Company, as Amended and Restated as of November 5, 2003, as further amended effective May 27, 2004.

4.1(e)	Indenture between the Company and SunTrust Bank, as Trustee.

4.2(e)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.

10.1	Purchase and Sale Agreement, dated June 10, 2005, by and among Post Apartment Homes, L.P. and RREEF America, L.L.C.

10.2(f)	2005 Post Properties, Inc. Non-Qualified Employee Stock Purchase Plan.

11.1(g)	Statement Regarding Computation of Per Share Earnings.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit of the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(f)	Filed as Appendix A to the 2005 proxy statement and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.