Form 10-Q
period 2005-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2005-11-09
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Post Properties, Inc.	Yes	☑	No	☐
Post Apartment Homes, L.P.	Yes	☑	No	☐
     Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	☑	No	☐
Post Apartment Homes, L.P.	Yes	☑	No	☐
     Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	☐	No	☑
Post Apartment Homes, L.P.	Yes	☐	No	☑

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
40,748,867 shares of common stock outstanding as of November 4, 2005 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Real estate assets
Land	$270,166	$266,520
Building and improvements	1,825,584	1,887,514
Furniture, fixtures and equipment	210,179	214,954
Construction in progress	38,550	19,527
Land held for future development	56,512	18,910

	2,400,991	2,407,425
Less: accumulated depreciation	(508,386)	(498,367)
Assets held for sale, net of accumulated depreciation of $0 and $26,332 at September 30, 2005 and December 31, 2004, respectively	9,221	68,661

Total real estate assets	1,901,826	1,977,719
Investments in and advances to unconsolidated real estate entities	31,047	21,320
Cash and cash equivalents	3,335	123
Restricted cash	4,277	1,844
Deferred charges, net	11,572	15,574
Other assets	33,215	37,262

Total assets	$1,985,272	$2,053,842

Liabilities and shareholders’ equity
Indebtedness, including $0 and $34,060 of debt secured by assets held for sale at September 30, 2005 and December 31, 2004, respectively	$957,985	$1,129,478
Accounts payable and accrued expenses	69,184	58,837
Dividend and distribution payable	19,190	19,203
Accrued interest payable	11,780	7,677
Security deposits and prepaid rents	9,701	7,236

Total liabilities	1,067,840	1,222,431

Minority interest of common unitholders in Operating Partnership	36,080	43,341

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2 % Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8 % Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
40,831 and 40,164 shares issued, 40,780 and 40,164 shares outstanding at September 30, 2005 and December 31, 2004, respectively	408	401
Additional paid-in capital	791,101	775,221
Accumulated earnings	101,265	25,075
Accumulated other comprehensive loss	(4,160)	(8,668)
Deferred compensation	(3,876)	(3,988)

	884,767	788,070

Less common stock in treasury, at cost, 92 and 0 shares at September 30, 2005 and December 31, 2004, respectively	(3,415)	—

Total shareholders’ equity	881,352	788,070

Total liabilities and shareholders’ equity	$1,985,272	$2,053,842

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
 (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Rental	$71,242	$68,003	$207,714	$198,782
Other property revenues	4,765	4,095	12,863	11,741
Other	64	814	196	936

Total revenues	76,071	72,912	220,773	211,459

Expenses
Property operating and maintenance (exclusive of items shown separately below)	34,074	33,143	99,840	94,236
Depreciation	18,950	20,371	57,896	59,683
General and administrative	5,421	6,018	16,150	16,137
Development costs and other	1,042	284	2,879	1,200

Total expenses	59,487	59,816	176,765	171,256

Operating Income	16,584	13,096	44,008	40,203

Interest income	230	246	583	639
Interest expense	(14,455)	(16,316)	(45,340)	(47,678)
Amortization of deferred financing costs	(991)	(1,065)	(3,707)	(3,273)
Equity in income of unconsolidated real estate entities	593	420	1,294	843
Gain on sale of technology investment	—	—	5,267	—
Minority interest in consolidated property partnerships	34	106	212	538
Minority interest of preferred unitholders	—	(980)	—	(3,780)
Minority interest of common unitholders	(12)	499	188	1,463

Income (loss) from continuing operations	1,983	(3,994)	2,505	(11,045)

Discontinued operations
Income from discontinued operations, net of minority interest	272	2,201	4,909	11,582
Gains on sales of real estate assets, net of minority interest and provision for income taxes	72,734	—	131,991	106,039
Loss in early extinguishment of indebtedness associated with property sales, net of minority interest	(1,748)	—	(3,043)	(3,849)

Income from discontinued operations	71,258	2,201	133,857	113,772

Net income (loss)	73,241	(1,793)	136,362	102,727
Dividends to preferred shareholders	(1,909)	(1,909)	(5,728)	(6,416)
Redemption costs on preferred stock and units	—	(1,810)	—	(3,526)

Net income (loss) available to common shareholders	$71,332	$(5,512)	$130,634	$92,785

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$—	$(0.19)	$(0.08)	$(0.53)
Income from discontinued operations	1.77	0.06	3.33	2.87

Net income (loss) available to common shareholders	$1.77	$(0.14)	$3.25	$2.34

Weighted average common shares outstanding — basic	40,372	39,892	40,157	39,694

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$—	$(0.19)	$(0.08)	$(0.53)
Income from discontinued operations	1.75	0.06	3.33	2.87

Net income (loss) available to common shareholders	$1.75	$(0.14)	$3.25	$2.34

Weighted average common shares outstanding — diluted	40,813	39,892	40,157	39,694

Dividends declared	$0.45	$0.45	$1.35	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2004	$29	$401	$775,221	$25,075	$(8,668)	$(3,988)	$—	$788,070
Comprehensive income
Net income	—	—	—	136,362	—	—	—	136,362
Net change in derivative value, net of minority interest	—	—	—	—	4,508	—	—	4,508

Total comprehensive income								140,870
Proceeds from employee stock purchase and stock option plans	—	2	6,729	—	—	—	16,570	23,301
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	5	7,317	—	—	—	4,878	12,200
Stock-based compensation	—	—	528	—	—	—	—	528
Restricted stock issuances, net of forfeitures	—	—	1,306	—	—	(909)	(397)	—
Amortization of deferred compensation	—	—	—	—	—	1,021	—	1,021
Treasury stock acquisitions	—	—	—	—	—	—	(24,466)	(24,466)
Dividends to preferred shareholders	—	—	—	(5,728)	—	—	—	(5,728)
Dividends to common shareholders	—	—	—	(54,444)	—	—	—	(54,444)

Shareholders’ Equity and Accumulated Earnings, September 30, 2005	$29	$408	$791,101	$101,265	$(4,160)	$(3,876)	$(3,415)	$881,352

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash Flows From Operating Activities
Net income	$136,362	$102,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,896	64,227
Amortization of deferred financing costs	3,707	3,273
Minority interest of preferred unitholders in Operating Partnership	—	3,780
Minority interest of common unitholders in Operating Partnership	(188)	(1,463)
Minority interest in discontinued operations	7,775	7,922
Gains on sales of real estate assets — discontinued operations	(139,658)	(113,739)
Gain on sale of technology investment	(5,267)	—
Asset impairment charge	—	626
Equity in income of unconsolidated entities, net of distributions	310	562
Stock-based compensation	1,693	1,280
Loss on early extinguishment of debt	3,220	4,128
Changes in assets, (increase) decrease in:
Restricted cash	(2,433)	338
Other assets	2,906	(706)
Deferred charges	(253)	(304)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	4,103	5,229
Accounts payable and accrued expenses	11,010	10,428
Security deposits and prepaid rents	2,465	(784)

Net cash provided by operating activities	83,648	87,524

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(102,781)	(38,789)
Net proceeds from sales of real estate assets	193,306	138,637
Proceeds from sale of technology investment	5,267	—
Recurring capital expenditures	(7,172)	(7,613)
Non-recurring capital expenditures	(2,636)	(3,604)
Revenue generating capital expenditures	—	(26)
Corporate additions and improvements	(1,155)	(553)
Distributions from (investments in and advances to) unconsolidated entities	(10,154)	52,286

Net cash provided by investing activities	74,675	140,338

Cash Flows From Financing Activities
Payments on indebtedness	(216,779)	(26,704)
Proceeds from indebtedness	100,000	35,000
Payments of financing costs	(1,176)	(4,262)
Lines of credit proceeds (repayments), net	26,846	(39,809)
Treasury stock acquisitions	(24,466)	(2,268)
Redemption of preferred stock	—	(50,000)
Redemption of preferred units	—	(70,000)
Proceeds from employee stock purchase and stock option plans	23,301	3,591
Capital contributions (distributions) of minority interests	283	(3,806)
Distributions to preferred unitholders	—	(4,246)
Distributions to common unitholders	(3,266)	(4,094)
Dividends paid to preferred shareholders	(5,728)	(6,416)
Dividends paid to common shareholders	(54,126)	(53,180)

Net cash used in financing activities	(155,111)	(226,194)

Net increase in cash and cash equivalents	3,212	1,668
Cash and cash equivalents, beginning of period	123	1,334

Cash and cash equivalents, end of period	$3,335	$3,002

     The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At September 30, 2005, the Company owned 21,791 apartment units in 58 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities and including 205 apartment units currently under development in one community. The Company is also developing 145 for-sale condominium units and is converting 248 apartment units in two communities (including one in an unconsolidated entity, containing 121 units) into for-sale condominium units through a taxable REIT subsidiary. At September 30, 2005, approximately 46.1%, 18.2%, 9.7% and 9.1% (on a unit basis) of the Company’s operating communities were located in Atlanta, Dallas, Tampa and the greater Washington, D.C. metropolitan areas, respectively.

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

As of September 30, 2005, the Company had outstanding 40,780 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 95.6% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 1,865 as of September 30, 2005 and represented a 4.4% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 94.9% and 94.0% for the three months and 94.5% and 93.5% for the nine months ended September 30, 2005 and 2004, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform to the current year’s financial statement presentation.

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

Stock-based Compensation

Effective January 1, 2003, the Company accounts for stock-based compensation under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In adopting SFAS No. 123, the Company used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for all options issues after January 1, 2003.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
The following table reflects the effect on the Company’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied to all stock awards for each period.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) available to common shareholders
As reported	$71,332	$(5,512)	$130,634	$92,785
Stock-based compensation included in net income as reported, net of minority interest	637	392	1,600	1,197
Stock-based compensation determined under the fair value method for all awards, net of minority interest	(643)	(407)	(1,611)	(1,246)

Pro forma	$71,326	$(5,527)	$130,623	$92,736

Net income (loss) per common share — basic
As reported	$1.77	$(0.14)	$3.25	$2.34
Pro forma	$1.77	$(0.14)	$3.25	$2.34

Net income (loss) per common share — diluted
As reported	$1.75	$(0.14)	$3.25	$2.34
Pro forma	$1.75	$(0.14)	$3.25	$2.34
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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
2.	INDEBTEDNESS

At September 30, 2005 and December 31, 2004, the Company’s indebtedness consisted of the following:

	Payment			Maturity	September 30,	December 31,
Description	Terms	Interest Rate		Date	2005	2004
Unsecured Notes
Senior Notes	Int.	5.125% - 7.70%		2006-2012	$485,000	$385,000
Medium Term Notes	—	—		—	—	212,043

					485,000	597,043

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.75	%(1)	2007	65,000	40,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	12,594	10,748

					77,594	50,748

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	%(2)	2029	97,100	98,500
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	269,796	273,132

					366,896	371,632

Tax-Exempt Floating Rate Bonds (Secured)	Int.	2.74	%(3)	2025	28,495	110,055

Total					$957,985	$1,129,478

(1)	Represents stated rate. At September 30, 2005, the weighted average interest rate was 4.15%.

(2)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at September 30, 2005 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%. At September 30, 2005 and December 31, 2004, approximately $0 and $34,060, respectively, of this debt was secured by assets held for sale. In June 2005, the Company executed an amendment to its master reimbursement agreement with FNMA, which agreement, among other things, sets forth the Company’s payment obligations under its variable-rate, tax-exempt bond indebtedness. The amendment deferred the commencement of principal repayments under the bonds by five years from the originally scheduled commencement date. The original maturity date for the bonds remains unchanged and the amortization schedule of the bonds was changed commensurate with the five-year deferral of the start of principal amortization.
Debt maturities
The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2005	$1,155
2006	81,269
2007	235,787	(1)
2008	4,557
2009	75,901
Thereafter	559,316

	$957,985

(1)	Includes outstanding balances on lines of credit totaling $77,594.
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
In May 2005, the Company issued $100,000 of senior unsecured notes. The notes bear interest at 5.45% and mature in June 2012. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit. Upon their maturity in June 2005, the Company repaid $62,043 of its 8.125% medium term, unsecured notes, from available borrowings under its unsecured lines of credit. Upon their maturity in September 2005, the Company repaid $25,000 of its 6.78% medium term, unsecured notes, from available borrowings under its unsecured lines of credit.
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
In August 2005, the Company sold one apartment community subject to the assumption of $47,500 of tax-exempt mortgage indebtedness (see note 4). As a result of this debt assumption, the Company recorded a loss on early extinguishment of debt of

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
$1,846 ($1,748 net of minority interest) related to the write-off of deferred loan costs of $1,299 ($1,230 net of minority interest) relating to such assumed indebtedness and the realization of a $547 ($518 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.
Unsecured Lines of Credit
The Company utilizes a $350,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in January 2007 for its short-term financing needs. The Revolver has a current stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. At September 30, 2005, the Company had issued letters of credit to third parties totaling $2,778 under this facility.
Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in January 2007 and carries pricing and terms, including debt covenants, substantially consistent with those of the Revolver.
3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC has converted its apartment community, containing 121 units, into for-sale condominiums. The Company holds a 35% equity interest in the Property LLCs.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,266 at September 30, 2005. This excess investment related to the two Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of $742 at September 30, 2005 related to the Property LLC holding the condominium conversion community will be recognized as additional cost of sales as the underlying condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Company include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	September 30,	December 31,
Balance Sheet Data	2005	2004
Real estate assets, net of accumulated depreciation of $7,708 and $9,712, respectively	$96,613	$124,072
Assets held for sale, net (1)	21,205	—
Cash and other	1,686	2,797

Total assets	$119,504	$126,869

Mortgage notes payable	$66,999	$83,468
Mortgage notes payable to Company	10,275	—
Other liabilities	830	1,296

Total liabilities	78,104	84,764
Members’ equity	41,400	42,105

Total liabilities and members’ equity	$119,504	$126,869

Company’s equity investment	$20,772	$21,320

(1)	Includes one community, originally containing 121 units, being converted into condominiums through a taxable REIT subsidiary.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
Income Statement Data	2005	2004	2005	2004
Revenue
Rental	$2,720	$2,690	$8,081	$7,868
Other property revenues	230	213	645	600

Total revenues	2,950	2,903	8,726	8,468

Expenses
Property operating and maintenance	877	806	2,676	2,643
Depreciation and amortization	656	650	1,964	1,927
Interest	688	688	2,064	1,970

Total expenses	2,221	2,144	6,704	6,540

Income from continuing operations	729	759	2,022	1,928

Discontinued Operations
Loss from discontinued operations	(23)	(75)	(119)	(239)
Gains on sales of real estate assets	994	—	1,849	—
Loss on early extinguishment of debt	—	—	(273)	—

Income (loss) from discontinued operations	971	(75)	1,457	(239)

Net income	$1,700	$684	$3,479	$1,689

Company’s share of net income	$593	$420	$1,294	$843

For the three and nine months ended September 30, 2005, gains on sales of real estate assets represent net gains of $994 and $1,849, respectively, from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three and nine months ended September 30, 2005 was as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Condominium revenues, net	$4,383	$8,566
Condominium costs and expenses	(3,389)	(6,717)

Gains on condominium sales	$994	$1,849

At September 30, 2005, mortgage notes payable include a $49,999 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.
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

Acquisition Activity

In June 2005, the Company acquired a 319-unit apartment community located in suburban Charlotte, NC for approximately $38,240, including closing costs and the reimbursement of a fee to terminate a loan commitment paid for by the seller. Additionally, the Company plans to spend up to approximately $1,100 to improve the community. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.

Disposition Activity

The Company classifies real estate assets as held for sale after the approval of its investment committee and after the Company has commenced an active program to sell the assets. At September 30, 2005, the Company had one apartment community, originally containing 127 units, that is being converted into condominiums and certain tracts of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $9,221, which represents the lower of their depreciated cost or fair value less costs to sell.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2005, income from discontinued operations included the results of operations of one condominium conversion community classified as held for sale at September 30, 2005 as well as the operations of six communities sold in 2005 through their sale dates and one condominium conversion community through its sell-out date. For the three and nine months ended September 30, 2004, income from discontinued operations included the results of operations of the community classified as held for sale at September 30, 2005, six apartment communities sold in 2005, one condominium conversion community through its sell-out date in 2005 and eight apartment communities sold in 2004 through the earlier of September 30, 2004 or their sale dates.
The revenues and expenses of these communities for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Rental	$1,381	$7,200	$13,220	$34,704
Other property revenues	185	668	1,242	3,070

Total revenues	1,566	7,868	14,462	37,774

Expenses
Property operating and maintenance (exclusive of items shown separately below)	1,042	3,360	7,130	16,332
Depreciation	—	1,491	—	4,544
Interest	247	1,057	2,123	4,394
Minority interest in consolidated property partnerships	—	(61)	14	(205)
Asset impairment charge	—	—	—	626

Total expenses	1,289	5,847	9,267	25,691

Income from discontinued operations before minority interest	277	2,021	5,195	12,083
Minority interest	(5)	180	(286)	(501)

Income from discontinued operations	$272	$2,201	$4,909	$11,582

For the three months ended September 30, 2005, the Company recognized net gains in discontinued operations of $74,715 ($70,718 net of minority interest) from the sale of one community, containing 1,738 units. The sales generated net proceeds of approximately $131,349, including $47,500 of tax-exempt secured indebtedness assumed by the purchaser. For the nine months ended September 30, 2005, the Company recognized net gains in discontinued operations of $124,425 ($117,594 net of minority interest) from the sale of six communities, containing 3,047 units. The sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers.
In addition, for the three and nine months ended September 30, 2005, gains on sales of real estate assets included the net gains of $2,374 ($2,016 net of minority interest and provision for income taxes) and $15,886 ($14,397 net of minority interest and provision for income taxes), respectively, from condominium sales at the Company’s condominium conversion communities. A summary of revenues and costs and expenses of condominium activities for the three and nine months ended September 30, 2005 was as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Condominium revenues, net	$10,900	$46,270
Condominium costs and expenses	8,526	30,384

Gains on condominium sales, before minority interest and income taxes	2,374	15,886
Minority interest	(88)	(836)
Provision for income taxes	(270)	(653)

Gains on condominium sales, net of minority interest and provision for income taxes	$2,016	$14,397

For the nine months ended September 30, 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities containing 3,880 units and certain land parcels. These sales generated net proceeds of approximately $242,962, including debt assumed by the purchasers of $104,325.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
5.	SHAREHOLDERS’ EQUITY

Common Stock Purchases

In the three and nine months ended September 30, 2005, the Company repurchased approximately 88 and 749 shares, respectively, of its common stock at an aggregate cost of $3,183 and $24,466, respectively, under 10b5-1 stock repurchase plans, the latest of which will expire on November 30, 2005. Subsequent to September 30, 2005, the Company repurchased 282 shares at an aggregate cost of $9,934. These shares were purchased under a board of directors approved plan which provides for aggregate common or preferred stock repurchases of up to $200,000 through December 31, 2006.

Computation of Earnings Per Common Share

For the three and nine months ended September 30, 2005 and 2004, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$1,983	$(3,994)	$2,505	$(11,045)
Less: Preferred stock dividends	(1,909)	(1,909)	(5,728)	(6,416)
Less: Preferred stock and unit redemption costs	—	(1,810)	—	(3,526)

Income (loss) from continuing operations available to common shareholders	$74	$(7,713)	$(3,223)	$(20,987)

Common shares (denominator):
Weighted average shares outstanding — basic	40,372	39,892	40,157	39,694
Incremental shares from assumed conversion of stock options (1)	441	—	—	—

Weighted average shares outstanding — diluted (1).	40,813	39,892	40,157	39,694

(1)	The potential dilution from the Company’s outstanding stock options of 98 shares for the three months ended September 30, 2004, and 293 and 67 shares, respectively, for the nine months ended September 30, 2005 and 2004, were antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.
For the three months ended September 30, 2005 and 2004, weighted average stock options to purchase 1,290 and 4,787 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
Deferred Compensation Plan
Under an amended deferred compensation plan for eligible employees and directors, directors are eligible to defer the payment of director fees and invest the deferred amounts in common stock of the Company. For financial reporting purposes, these shares, totaling approximately 41 shares at September 30, 2005, are included as treasury stock on the accompanying consolidated balance sheet.
6.	DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2005, the Company had an outstanding interest rate swap agreement with a notional value of approximately $97,400 with a maturity date in 2009. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. The Company records the changes in the fair value of this cash flow hedge as a change in accumulated other comprehensive loss, a shareholders’ equity account, in the accompanying consolidated balance sheet.

At September 30, 2005, the Company had an outstanding interest rate cap agreement with a financial institution with a notional value of $28,495. The interest rate cap agreement is a cash flow hedge that provides a fixed interest ceiling at 5% for the Company’s variable rate, tax-exempt borrowings aggregating $28,495 at September 30, 2005. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At September 30, 2005, the difference between the amortized costs of the interest rate cap arrangement and its fair value of $10 is included in accumulated other comprehensive loss, a shareholders’ equity account. The original cost of approximately $362 of the arrangements is being amortized as additional expense over its five-year term.

In May and August 2005, in connection with the sale of three communities discussed in note 4 above, the Company sold its interest in interest rate cap agreements with notional values of $81,560 for aggregate proceeds of $17 and realized losses of $547 ($518 net of minority interest) and $955 ($902 net of minority interest) in the three and nine months ended September 30, 2005, respectively, that were included in the loss on early extinguishment of indebtedness on the accompanying statement of operations. The unrealized loss on these interest rate cap agreements was previously reflected in accumulated other comprehensive income, a shareholders’ equity account. These interest rate cap agreements were sold as the underlying hedged indebtedness was assumed by the purchaser in connection with the sale of the related assets.

A summary of comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$73,241	$(1,793)	$136,362	$102,727
Change in derivative values, net of minority interest	2,680	(1,472)	4,508	2,211

Comprehensive income (loss)	$75,921	$(3,265)	$140,870	$104,938

7.	SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2004. The segment information for the three and nine months ended September 30, 2004 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2004 and 2005 to discontinued operations under SFAS No. 144 (see note 4).

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2004 — communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities — those development communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year. The Company has no communities in the development or lease-up stage for the periods presented.

•	Acquired communities — those communities acquired in the current or prior year.
Segment Performance Measure
Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP measure to net operating income.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Fully stabilized communities	$65,255	$62,839	$191,183	$187,021
Communities stabilized during 2004	1,814	1,719	5,335	5,308
Acquired communities	3,154	2,157	7,654	2,362
Other property segments	5,784	5,383	16,405	15,832
Other	64	814	196	936

Consolidated revenues	$76,071	$72,912	$220,773	$211,459

Contribution to NOI
Fully stabilized communities	$39,698	$38,186	$116,055	$114,190
Communities stabilized during 2004	1,292	1,169	3,700	3,778
Acquired communities	2,113	1,544	5,146	1,692
Other	(1,170)	(1,944)	(4,164)	(3,373)

Consolidated property net operating income	41,933	38,955	120,737	116,287

Interest income	230	246	583	639
Other revenue	64	814	196	936
Minority interest in consolidated property partnerships	34	106	212	538
Depreciation	(18,950)	(20,371)	(57,896)	(59,683)
Interest expense	(14,455)	(16,316)	(45,340)	(47,678)
Amortization of deferred financing costs	(991)	(1,065)	(3,707)	(3,273)
General and administrative	(5,421)	(6,018)	(16,150)	(16,137)
Development costs and other	(1,042)	(284)	(2,879)	(1,200)
Equity in income of unconsolidated real estate entities	593	420	1,294	843
Gain on sale of technology investment	—	—	5,267	—
Minority interest of preferred unitholders	—	(980)	—	(3,780)
Minority interest of common unitholders	(12)	499	188	1,463

Income (loss) from continuing operations	1,983	(3,994)	2,505	(11,045)
Income from discontinued operations	71,258	2,201	133,857	113,772

Net income (loss)	$73,241	$(1,793)	$136,362	$102,727

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
8.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016, respectively. The following table summarizes the activity relating to aggregate severance charges for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30,
	2005	2004
Accrued severance charges, beginning of period	$15,317	$19,171
Payments for period	(2,095)	(2,333)
Interest accretion	679	753

Accrued severance charges, end of period	$13,901	$17,591

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $1,553 and $787 for the nine months ended September 30, 2005 and 2004, respectively), aggregated $45,288 and $47,540 for the nine months ended September 30, 2005 and 2004, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2005 and 2004 were as follows:

During the nine months ended September 30, 2005, the Company sold three apartment communities subject to $81,560 of mortgage indebtedness assumed by the purchasers. This mortgage debt assumed by the purchasers was excluded from the cash flow statement as a non-cash transaction (see note 4).

During the nine months ended September 30, 2005, the Company’s derivative financial instruments (see note 6) increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $4,508, net of minority interest. During the nine months ended September 30, 2004, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $2,211, net of minority interest.

During the nine months ended September 30, 2005 and 2004, holders of 635 and 1,167 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the impact of the common stock issued under the Company’s employee stock purchase and stock option plans and other capital transactions resulted in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $12,200 and $20,248 for the nine months ended September 30, 2005 and 2004, respectively.

The Operating Partnership committed to distribute $19,190 and $19,090 for the quarters ended September 30, 2005 and 2004, respectively. As a result, the Company declared dividends of $18,396 and $17,965 for the quarters ended September 30, 2005 and 2004, respectively. The remaining distributions from the Operating Partnership in the amount of $794 and $1,125 for the quarters ended September 30, 2005 and 2004, respectively, were distributed to minority interest unitholders in the Operating Partnership.

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

In the three and nine months ended September 30, 2005, the Company granted approximately 6 and 37 shares, respectively, of restricted stock to Company officers, directors and employees of which approximately 6 shares were granted to the Company’s non-executive Chairman of the Board. The restricted shares generally vest ratably over periods not exceeding three years. The total value of the restricted share grants of $1,306 for the nine months ended September 30, 2005 was initially reflected in shareholders’ equity as additional paid in capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the three year vesting period.

Additionally, in the three and nine months ended September 30, 2005, the Company granted stock options to purchase approximately 5 and 259 shares, respectively, of Company common stock to Company officers and directors, of which 50 stock options were granted to the Company’s non-executive Chairman of the Board. As discussed in note 1, the Company expenses the estimated fair value of stock options over their three year vesting periods.

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

The Company utilizes taxable REIT subsidiaries to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales, leasing and landscaping services for third parties. These taxable REIT subsidiaries are subject to federal, state and local income taxes. For the nine months ended September 30, 2005, the Company estimated it would utilize approximately $7,000 of income tax net operating loss carry-forwards to offset its federal taxable income generated by its taxable REIT subsidiaries (primarily as a result of condominium sale gains). Through September 30, 2005, the Company estimated that its taxable REIT subsidiaries would be subject to federal alternative minimum taxes and applicable state income taxes and has recorded an income tax provisions of approximately $270 and $653 in the three and nine months ended September 30, 2005, respectively. At September 30, 2005, the Company’s taxable REIT subsidiaries had consolidated federal income tax net operating loss carry-forwards totaling approximately $2,000. These tax loss carry-forwards begin to expire in 2019. At September 30, 2005, management had established a valuation allowance against the deferred tax asset associated with these net operating loss carry-forwards due to the historical operating losses of these subsidiaries. The tax benefits associated with such net operating loss carry-forwards may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

12.	LEGAL PROCEEDINGS

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested.

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

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Real estate assets
Land	$270,166	$266,520
Building and improvements	1,825,584	1,887,514
Furniture, fixtures and equipment	210,179	214,954
Construction in progress	38,550	19,527
Land held for future development	56,512	18,910

	2,400,991	2,407,425
Less: accumulated depreciation	(508,386)	(498,367)
Assets held for sale, net of accumulated depreciation of $0 and $26,332 at September 30, 2005 and December 31, 2004, respectively	9,221	68,661

Total real estate assets	1,901,826	1,977,719
Investments in and advances to unconsolidated entities	31,047	21,320
Cash and cash equivalents	3,335	123
Restricted cash	4,277	1,844
Deferred charges, net	11,572	15,574
Other assets	33,215	37,262

Total assets	$1,985,272	$2,053,842

Liabilities and partners’ equity
Indebtedness, including $0 and $34,060 of debt secured by assets held for sale at September 30, 2005 and December 31, 2004, respectively	$957,985	$1,129,478
Accounts payable and accrued expenses	69,184	58,837
Distribution payable	19,190	19,203
Accrued interest payable	11,780	7,677
Security deposits and prepaid rents	9,701	7,236

Total liabilities	1,067,840	1,222,431

Commitments and contingencies

Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	9,768	8,673
Limited partners	818,103	737,940
Accumulated other comprehensive loss	(5,439)	(10,202)

Total partners’ equity	917,432	831,411

Total liabilities and partners’ equity	$1,985,272	$2,053,842

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Rental	$71,242	$68,003	$207,714	$198,782
Other property revenues	4,765	4,095	12,863	11,741
Other	64	814	196	936

Total revenues	76,071	72,912	220,773	211,459

Expenses
Property operating and maintenance (exclusive of items shown separately below)	34,074	33,143	99,840	94,236
Depreciation	18,950	20,371	57,896	59,683
General and administrative	5,421	6,018	16,150	16,137
Development costs and other	1,042	284	2,879	1,200

Total expenses	59,487	59,816	176,765	171,256

Operating Income	16,584	13,096	44,008	40,203
Interest income	230	246	583	639
Interest expense	(14,455)	(16,316)	(45,340)	(47,678)
Amortization of deferred financing costs	(991)	(1,065)	(3,707)	(3,273)
Equity in income of unconsolidated real estate entities	593	420	1,294	843
Gain on sale of technology investment	—	—	5,267	—
Minority interest in consolidated property partnerships	34	106	212	538

Income (loss) from continuing operations	1,995	(3,513)	2,317	(8,728)

Discontinued operations
Income from discontinued operations	277	2,021	5,195	12,083
Gains on sales of real estate assets, net of provision for income taxes	76,819	—	139,658	113,739
Loss on early extinguishment of indebtedness associated with property sales	(1,846)	—	(3,220)	(4,128)

Income from discontinued operations	75,250	2,021	141,633	121,694

Net income (loss)	77,245	(1,492)	143,950	112,966
Distributions to preferred unitholders	(1,909)	(2,889)	(5,728)	(10,196)
Redemption costs on preferred units	—	(1,810)	—	(3,526)

Net income (loss) available to common unitholders	$75,336	$(6,191)	$138,222	$99,244

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$—	$(0.19)	$(0.08)	$(0.53)
Income from discontinued operations	1.77	0.05	3.33	2.87

Net income (loss) available to common unitholders	$1.77	$(0.15)	$3.25	$2.34

Weighted average common units outstanding – basic	42,536	42,433	42,492	42,457

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$—	$(0.19)	$(0.08)	$(0.53)
Income from discontinued operations	1.75	0.05	3.33	2.87

Net income (loss) available to common unitholders	$1.75	$(0.15)	$3.25	$2.34

Weighted average common units outstanding – diluted	42,977	42,433	42,492	42,457

Distributions declared	$0.45	$0.45	$1.35	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common Units		Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2004	$95,000	$8,673	$737,940	$(10,202)	$831,411
Comprehensive income
Net income	1,909	1,420	140,621	—	143,950
Net change in derivative value	—	—	—	4,763	4,763

Total comprehensive income					148,713
Contributions from the Company related to employee stock purchase and stock option plans	—	233	23,068	—	23,301
Purchase of common units	—	—	(24,466)	—	(24,466)
Stock-based compensation	—	6	551	—	557
Distributions to preferred unitholders	(1,909)	—	(3,819)	—	(5,728)
Distributions to common unitholders	—	(574)	(56,803)	—	(57,377)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	10	1,011	—	1,021

Partners’ Equity, September 30, 2005	$95,000	$9,768	$818,103	$(5,439)	$917,432

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash Flows From Operating Activities
Net income	$143,950	$112,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,896	64,227
Amortization of deferred financing costs	3,707	3,273
Gains sales of real estate assets — discontinued operations	(139,658)	(113,739)
Asset impairment charge	—	626
Gain on sale of technology investment	(5,267)	—
Equity in income of unconsolidated entities, net of distributions of accumulated earnings	310	562
Equity-based compensation	1,693	1,280
Loss on early extinguishment of debt	3,220	4,128
Changes in assets, (increase) decrease in:
Restricted cash	(2,433)	338
Other assets	2,906	(706)
Deferred charges	(253)	(304)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	4,103	5,229
Accounts payable and accrued expenses	11,009	10,428
Security deposits and prepaid rents	2,465	(784)

Net cash provided by operating activities	83,648	87,524

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(102,781)	(38,789)
Net proceeds from sales of real estate assets	193,306	138,637
Proceeds from sale of technology investment	5,267	—
Recurring capital expenditures	(7,172)	(7,613)
Non-recurring capital expenditures	(2,636)	(3,604)
Revenue generating capital expenditures	—	(26)
Corporate additions and improvements	(1,155)	(553)
Distribution from (investments in and advances to) unconsolidated entities	(10,154)	52,286

Net cash provided by investing activities	74,675	140,338

Cash Flows From Financing Activities
Payments on notes payable	(216,779)	(26,704)
Proceeds from notes payable	100,000	35,000
Payments of financing costs	(1,176)	(4,262)
Lines of credit proceeds (repayments), net	26,846	(39,809)
Redemption of preferred units	—	(120,000)
Redemption of common units	(24,466)	(2,268)
Contributions from the Company related to employee stock purchase and stock option plans	23,301	3,591
Capital contributions (distributions) of minority interests	283	(3,806)
Distributions to preferred unitholders	(5,728)	(10,662)
Distributions to common unitholders	(57,392)	(57,274)

Net cash used in financing activities	(155,111)	(226,194)

Net increase in cash and cash equivalents	3,212	1,668
Cash and cash equivalents, beginning of period	123	1,334

Cash and cash equivalents, end of period	$3,335	$3,002

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

At September 30, 2005, the Company owned 95.6% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100.0% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 94.9% and 94.0% for the three months ended and 94.5% and 93.5% for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, Common Units held by persons other than the Company represented a 4.4% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At September 30, 2005, the Operating Partnership owned 21,791 apartment units in 58 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities and including 205 apartment units currently under development in on community. The Operating Partnership is also developing 145 for-sale condominium units and is converting 248 apartment units in two communities (including one in an unconsolidated entity, containing 121 units) into for-sale condominium units through a taxable REIT subsidiary. At September 30, 2005, approximately 46.1%, 18.2%, 9.7% and 9.1% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Dallas, Tampa and greater Washington, D.C. metropolitan areas, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform to the current year’s financial statement presentation.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Equity-based Compensation

Effective January 1, 2003, the Operating Partnership accounts for stock-based compensation under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In adopting SFAS No. 123, the Operating Partnership used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for all options issued after January 1, 2003.

The following table reflects the effect on the Operating Partnership’s net income and earnings per common unit had the fair value method of accounting under SFAS No. 123 been applied to all stock awards for each period.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) available to common unitholders
As reported	$75,336	$(6,191)	$138,222	$99,244
Stock-based compensation included in net income as reported	671	415	1,693	1,280
Stock-based compensation determined under the fair value method for all awards	(677)	(432)	(1,704)	(1,333)

Pro forma	$75,330	$(6,208)	$138,211	$99,191

Net income (loss) per common unit — basic
As reported	$1.77	$(0.15)	$3.25	$2.34
Pro forma	$1.77	$(0.15)	$3.25	$2.34

Net income (loss) per common unit — diluted
As reported	$1.75	$(0.15)	$3.25	$2.34
Pro forma	$1.75	$(0.15)	$3.25	$2.34
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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
2.	INDEBTEDNESS

At September 30, 2005 and December 31, 2004, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	September 30,	December 31,
Description	Terms	Interest Rate		Date	2005	2004
Unsecured Notes

Senior Notes	Int.	5.125% - 7.70%		2006-2012	$485,000	$385,000
Medium Term Notes	—	—		—	—	212,043

					485,000	597,043

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.75	%(1)	2007	65,000	40,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	12,594	10,748

					77,594	50,748

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	%(2)	2029	97,100	98,500
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	269,796	273,132

					366,896	371,632

Tax-Exempt Floating Rate Bonds (Secured)	Int.	2.74	%(3)	2025	28,495	110,055

Total					$957,985	$1,129,478

(1)	Represents stated rate. At September 30, 2005, the weighted average interest rate was 4.15%.

(2)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at September 30, 2005 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%. At September 30, 2005 and December 31, 2004, approximately $0 and $34,060, respectively, of this debt was secured by assets held for sale. In June 2005, the Operating Partnership executed an amendment to its master reimbursement agreement with FNMA, which agreement, among other things, sets forth the Operating Partnership’s payment obligations under its variable-rate, tax-exempt bond indebtedness. The amendment deferred the commencement of principal repayments under the bonds by five years from the originally scheduled commencement date. The original maturity date for the bonds remains unchanged and the amortization schedule of the bonds was changed commensurate with the five-year deferral of the start of principal amortization.
Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2005	$1,155
2006	81,269
2007	235,787	(1)
2008	4,557
2009	75,901
Thereafter	559,316

	$957,985

(1)	Includes outstanding balances on lines of credit totaling $77,594.
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

In May 2005, the Operating Partnership issued $100,000 of senior unsecured notes. The notes bear interest at 5.45% and mature in June 2012. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Operating Partnership’s unsecured lines of credit. Upon their maturity in June 2005, the Operating Partnership repaid $62,043 of its 8.125% medium term, unsecured notes, from available borrowings under its unsecured lines of credit. Upon their maturity in September 2005, the Operating Partnership repaid $25,000 of its 6.78% medium term, unsecured notes, from available borrowings under its unsecured lines of credit.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
In August 2005, the Operating Partnership sold one apartment community subject to the assumption of $47,500 of tax-exempt mortgage indebtedness (see note 4). As a result of this debt assumption, the Operating Partnership recorded a loss on early extinguishment of debt of $1,846 related to the write-off of deferred loan costs of $1,299 relating to such assumed indebtedness and the realization of a $547 loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.

Unsecured Lines of Credit

The Operating Partnership utilizes a $350,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in January 2007 for its short-term financing needs. The Revolver has a current stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Revolver are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Operating Partnership to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. At September 30, 2005, the Operating Partnership had issued letters of credit to third parties totaling $2,778 under this facility.

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in January 2007 and carries pricing and terms, including debt covenants, substantially consistent with those of the Revolver.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

The Operating Partnership holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC has converted its apartment community, containing 121 units, into for-sale condominiums. The Operating Partnership holds a 35% equity interest in the Property LLCs.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,266 at September 30, 2005. This excess investment related to the two Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of $742 at September 30, 2005 related to the Property LLC holding the condominium conversion community will be recognized as additional cost of sales as the underlying condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Operating Partnership include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	September 30,	December 31,
Balance Sheet Data	2005	2004
Real estate assets, net of accumulated depreciation of $7,708 and $9,712, respectively	$96,613	$124,072
Assets held for sale, net (1)	21,205	—
Cash and other	1,686	2,797

Total assets	$119,504	$126,869

Mortgage notes payable	$66,999	$83,468
Mortgage notes payable to Operating Partnership	10,275	—
Other liabilities	830	1,296

Total liabilities	78,104	84,764
Members’ equity	41,400	42,105

Total liabilities and members’ equity	$119,504	$126,869

Operating Partnership’s equity investment	$20,772	$21,320

(1)	Includes one community, originally containing 121 units, being converted into condominiums through a taxable REIT subsidiary.

	Three months ended		Nine months ended
	September 30,		September 30,
Income Statement Data	2005	2004	2005	2004
Revenue
Rental	$2,720	$2,690	$8,081	$7,868
Other property revenues	230	213	645	600

Total revenues	2,950	2,903	8,726	8,468

Expenses
Property operating and maintenance	877	806	2,676	2,643
Depreciation and amortization	656	650	1,964	1,927
Interest	688	688	2,064	1,970

Total expenses	2,221	2,144	6,704	6,540

Income from continuing operations	729	759	2,022	1,928

Discontinued Operations
Loss from discontinued operations	(23)	(75)	(119)	(239)
Gains on sales of real estate assets	994	—	1,849	—
Loss on early extinguishment of debt	—	—	(273)	—

Income (loss) from discontinued operations	971	(75)	1,457	(239)

Net income	$1,700	$684	$3,479	$1,689

Operating Partnership’s share of net income	$593	$420	$1,294	$843

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
For the three and nine months ended September 30, 2005, gains on sales of real estate assets represent net gains of $994 and $1,849, respectively, from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three and nine months ended September 30, 2005 was as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Condominium revenues, net	$4,383	$8,566
Condominium costs and expenses	(3,389)	(6,717)

Gains on condominium sales	$994	$1,849

At September 30, 2005, mortgage notes payable include a $49,999 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.

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

Acquisition Activity

In June 2005, the Operating Partnership acquired a 319-unit apartment community located in suburban Charlotte, NC for approximately $38,240, including closing costs and the reimbursement of a fee to terminate a loan commitment paid for by the seller. Additionally, the Operating Partnership plans to spend up to approximately $1,100 to improve the community. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.

Disposition Activity

The Operating Partnership classifies real estate assets as held for sale after the approval of its investment committee and after the Operating Partnership has commenced an active program to sell the assets. At September 30, 2005, the Operating Partnership had one apartment community, originally containing 127 units, that is being converted into condominiums and certain tracts of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $9,221, which represents the lower of their depreciated cost or fair value less costs to sell.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2005, income from discontinued operations included the results of operations of one condominium conversion community classified as held for sale at September 30, 2005 as well as the operations of six communities sold in 2005 through their sale dates and one condominium conversion community through its sell-out date. For the three and nine months ended September 30, 2004, income from discontinued operations included the results of operations of the community classified as held for sale at September 30, 2005, six apartment communities sold in 2005, one condominium conversion community through its sell-out date in 2005 and eight apartment communities sold in 2004 through the earlier of September 30, 2004 or their sale dates.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
The revenues and expenses of these communities for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Rental	$1,381	$7,200	$13,220	$34,704
Other property revenues	185	668	1,242	3,070

Total revenues	1,566	7,868	14,462	37,774

Expenses
Property operating and maintenance (exclusive of items shown separately below)	1,042	3,360	7,130	16,332
Depreciation	—	1,491	—	4,544
Interest	247	1,057	2,123	4,394
Minority interest in consolidated property partnerships	—	(61)	14	(205)
Asset impairment charge	—	—	—	626

Total expenses	1,289	5,847	9,267	25,691

Income from discontinued operations	$277	$2,021	$5,195	$12,083

For the three months ended September 30, 2005, the Operating Partnership recognized net gains in discontinued operations of $74,715 from the sale of one community, containing 1,738 units. The sales generated net proceeds of approximately $131,349, including $47,500 of tax-exempt secured indebtedness assumed by the purchasers. For the nine months ended September 30, 2005, the Operating Partnership recognized net gains in discontinued operations of $124,425 from the sale of six communities, containing 3,047 units. The sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers.

In addition, for the three and nine months ended September 30, 2005, gains on sales of real estate assets included the net gains of $2,374 ($2,104 net of provision for income taxes) and $15,886 ($15,233 net of provision for income taxes), respectively, from condominium sales at the Operating Partnership’s condominium conversion communities. A summary of revenues and costs and expenses of condominium activities for the three and nine months ended September 30, 2005 was as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Condominium revenues, net	$10,900	$46,270
Condominium costs and expenses	8,526	30,384

Gains on condominium sales, before provision for income taxes	2,374	15,886
Provision for income taxes	(270)	(653)

Gains on condominium sales, net of provision for income taxes	$2,104	$15,233

For the nine months ended September 30, 2004, the Operating Partnership recognized net gains from discontinued operations of $113,739 from the sale of eight communities containing 3,880 units and certain land parcels. These sales generated net proceeds of approximately $242,962, including debt assumed by the purchasers of $104,325.

5.	PARTNERS’ EQUITY

Common Unit Purchases

In the three and nine months ended September 30, 2005, the Company repurchased approximately 88 and 749 shares, respectively, of its common stock at an aggregate cost of $3,183 and $24,466, respectively, under a 10b5-1 stock purchase plans, the latest of which will expire on November 30, 2005. These shares were purchased under a board of directors approved plan which provides for aggregate common or preferred stock repurchases of up to $200,000 through December 31, 2006. Correspondingly, the Operating Partnership repurchased the same number of common units at an aggregate cost of $3,183 and $24,466, respectively.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Computations of Earnings Per Common Unit
For the three and nine months ended September 30, 2005 and 2004, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) from continuing operations available to common unitholders (numerator):
Income (loss) from continuing operations	$1,995	$(3,513)	$2,317	$(8,728)
Less: Preferred unit distributions	(1,909)	(2,889)	(5,728)	(10,196)
Less: Preferred unit redemption costs	—	(1,810)	—	(3,526)

Income (loss) from continuing operations available to common unitholders	$86	$(8,212)	$(3,411)	$(22,450)

Common units (denominator):
Weighted average units outstanding — basic	42,536	42,433	42,492	42,457
Incremental units from assumed conversion of stock options (1)	441	—	—	—

Weighted average units outstanding — diluted (1)	42,977	42,433	42,492	42,457

(1)	The potential dilution from the Company’s outstanding stock options of 98 shares for the three months ended September 30, 2004, and 293 and 67 shares, respectively, for the nine months ended September 30, 2005 and 2004, were antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.
6.	DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2005, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $97,400 with a maturity date in 2009. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. The Operating Partnership records the changes in the fair value of this cash flow hedge as a change in accumulated other comprehensive loss, a partners’ equity account, in the accompanying consolidated balance sheet.

At September 30, 2005, the Operating Partnership had an outstanding interest rate cap agreement with a financial institution with a notional value of $28,495. The interest rate cap agreement is a cash flow hedge that provides a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings aggregating $28,495 at September 30, 2005. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At September 30, 2005, the difference between the amortized costs of the interest rate cap arrangement and its fair value of $10 is included in accumulated other comprehensive loss, a partners’ equity account. The original cost of approximately $362 of the arrangements is being amortized as additional expense over its five-year term.

In May and August 2005, in connection with the sale of three communities discussed in note 4 above, the Operating Partnership sold its interest in interest rate cap agreements with notional values of $81,560 for aggregate proceeds of $17 and realized losses of $547 and $955 in the three and nine months ended September 30, 2005, respectively, that were included in the loss on early extinguishment of indebtedness on the accompanying statement of operations. The unrealized loss on these interest rate cap agreements was previously reflected in accumulated other comprehensive income, a partners’ equity account. These interest rate cap agreements were sold as the underlying hedged indebtedness was assumed by the purchaser in connection with the sale of the related assets.

A summary of comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$77,245	$(1,492)	$143,950	$112,966
Change in derivative values	2,823	(1,587)	4,763	2,363

Comprehensive income	$80,068	$(3,079)	$148,713	$115,329

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
7.	SEGMENT INFORMATION

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2004. The segment information for the three and nine months ended September 30, 2004 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2004 and 2005 to discontinued operations under SFAS No. 144 (see note 4).
•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2004 – communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities – those development communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year. The Operating Partnership has no communities in the development or lease-up stage for the periods presented.

•	Acquired communities – those communities acquired in the current or prior year.
Segment Performance Measure
Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Operating Partnership uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Operating Partnership believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Operating Partnership, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Operating Partnership believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Operating Partnership believes that the line on the Operating Partnership’s consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP measure to net operating income.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Fully stabilized communities	$65,255	$62,839	$191,183	$187,021
Communities stabilized during 2004	1,814	1,719	5,335	5,308
Acquired communities	3,154	2,157	7,654	2,362
Other property segments	5,784	5,383	16,405	15,832
Other	64	814	196	936

Consolidated revenues	$76,071	$72,912	$220,773	$211,459

Contribution to NOI
Fully stabilized communities	$39,698	$38,186	$116,055	$114,190
Communities stabilized during 2004	1,292	1,169	3,700	3,778
Acquired communities	2,113	1,544	5,146	1,692
Other	(1,170)	(1,944)	(4,164)	(3,373)

Consolidated property net operating income	41,933	38,955	120,737	116,287

Interest income	230	246	583	639
Other revenue	64	814	196	936
Minority interest in consolidated property partnerships	34	106	212	538
Depreciation	(18,950)	(20,371)	(57,896)	(59,683)
Interest expense	(14,455)	(16,316)	(45,340)	(47,678)
Amortization of deferred financing costs	(991)	(1,065)	(3,707)	(3,273)
General and administrative	(5,421)	(6,018)	(16,150)	(16,137)
Development costs and other	(1,042)	(284)	(2,879)	(1,200)
Equity in income of unconsolidated real estate entities	593	420	1,294	843
Gain on sale of technology investment	—	—	5,267	—

Income (loss) from continuing operations	1,995	(3,513)	2,317	(8,728)
Income from discontinued operations	75,250	2,021	141,633	121,694

Net income (loss)	$77,245	$(1,492)	$143,950	$112,966

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
8.	SEVERANCE COSTS

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016, respectively. The following table summarizes the activity relating to aggregate severance charges for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30,
	2005	2004
Accrued severance charges, beginning of period	$15,317	$19,171
Payments for period	(2,095)	(2,333)
Interest accretion	679	753

Accrued severance charges, end of period	$13,901	$17,591

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $1,553 and $787 for the nine months ended September 30, 2005 and 2004, respectively), aggregated $45,288 and $47,540 for the nine months ended September 30, 2005 and 2004, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2005 and 2004 were as follows:

During the nine months ended September 30, 2005, the Operating Partnership sold three apartment communities subject to $81,560 of mortgage indebtedness assumed by the purchasers. This mortgage debt assumed by the purchasers was excluded from the cash flow statement as a non-cash transaction (see note 4).

During the nine months ended September 30, 2005, the Operating Partnership’s derivative financial instruments (see note 6) increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $4,763. During the nine months ended September 30, 2004, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $2,363.

The Operating Partnership committed to distribute $19,190 and $19,090 for the quarters ended September 30, 2005 and 2004, respectively. These distributions were not reflected in the statement of cash flows as of September 30, 2005 and 2004.

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

In the three and nine months ended September 30, 2005, the Company granted approximately 6 and 37 shares, respectively, of restricted stock to Company officers, directors and employees of which approximately 6 shares were granted to the Company’s non-executive Chairman of the Board. The restricted shares generally vest ratably over periods not exceeding three years. The total value of the restricted share grants of $1,306 for the nine months ended September 30, 2005 was initially reflected in partners’ equity reduced by non-amortized deferred compensation expenses. Such deferred compensation is amortized ratably into compensation expense over the three year vesting period.

Additionally, in the three and nine months ended September 30, 2005, the Company granted stock options to purchase approximately 5 and 259 shares, respectively, of Company common stock to Company officers and directors, of which 50 stock options were granted to the Company’s non-executive Chairman of the Board. As discussed in note 1, the Company expenses the estimated fair value of stock options over their three year vesting periods.

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

The Operating Partnership utilizes taxable REIT subsidiaries to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales, leasing and landscaping services for third parties. These taxable REIT subsidiaries are subject to federal, state and local income taxes. For the nine months ended September 30, 2005, the Operating Partnership estimated it would utilize approximately $7,000 of income tax net operating loss carry-forwards to offset its federal taxable income generated by its taxable REIT subsidiaries (primarily as a result of condominium sale gains). Through September 30, 2005, the Operating Partnership estimated that its taxable REIT subsidiaries would be subject to federal alternative minimum taxes and applicable state income taxes and has recorded an income tax provision of approximately $270 and $653 in the three and nine months ended September 30, 2005, respectively. At September 30, 2005, the Operating Partnership’s taxable REIT subsidiaries had consolidated federal income tax net operating loss carry-forwards totaling approximately $2,000. These tax loss carry-forwards begin to expire in 2019. At September 30, 2005, management had established a valuation allowance against the deferred tax asset associated with these net operating loss carry-forwards due to the historical operating losses of these subsidiaries. The tax benefits associated with such net operating loss carry-forwards may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.

12.	LEGAL PROCEEDINGS

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested.

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
Company Overview
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At September 30, 2005, the Company owned 21,791 apartment units in 58 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and including 205 apartment units currently under development in one community. The Company is also developing 145 for-sale condominium units and is converting 248 apartment units in two communities (one in an unconsolidated entity) into for-sale condominium units through a taxable REIT subsidiary. At September 30, 2005, approximately 46.1%, 18.2%, 9.7% and 9.1% (on a unit basis) of the Company’s communities were located in Atlanta, Dallas, Tampa and the greater Washington, D.C. metropolitan area, respectively.
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
At September 30, 2005, the Company owned approximately 95.6% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 4.4% common minority interest in the Operating Partnership.
Over recent years, the multifamily apartment sector was adversely impacted by the supply of multifamily apartments outpacing demand. While the construction of new multifamily apartments had continued at historical norms due primarily to the availability of capital and the low interest rate environment, demand for multifamily apartments was adversely impacted by overall weakness in the economy and the job market, as well as increased rates of homeownership due primarily to historically low mortgage interest rates. These factors contributed to the Company reporting declining apartment rental rates, same-store revenue and net operating income from 2001 into 2004. Since that time, apartment market fundamentals have begun to stabilize. In the three and nine months ended September 30, 2005, the Company reported increased same-store property operating revenues, net operating income, average economic occupancy and average monthly rental rates on a year over year basis. See “Results of Operations” below where the Company’s operating results are discussed in more detail.
Over the past several years, the Company has also been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer met the Company’s growth objectives. The Company’s asset sales program is consistent with its strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from asset sales to strengthen its balance sheet, by reducing high-coupon preferred equity and debt, and reinvesting in assets that the Company believes demonstrate better growth potential. In this regard, the Company acquired a 319-unit apartment community located in Charlotte, NC in June 2005 for an aggregate price upon closing of approximately $38,240. Additionally, in the second and third quarters of 2005, the Company used approximately $31,300 of asset sale proceeds to acquire additional land parcels in Atlanta, GA and Tampa, FL for future development.
During 2005, the Company sold six apartment communities, containing 3,047 units, for aggregate gross purchase prices of approximately $231,550, including the assumption by the purchasers of approximately $81,560 of tax-exempt secured indebtedness. In late 2004 and early 2005, the Company, through a taxable REIT subsidiary, also commenced the conversion of three existing apartment communities into for-sale condominium housing units, including one in an unconsolidated entity. These communities are located in Atlanta, Georgia, Dallas, Texas and Tampa, Florida. The Company transferred these communities (including its interest in one unconsolidated entity) to a taxable REIT subsidiary at their aggregate fair value of approximately $66,000 (including the aggregate fair value of approximately $30,190 relating to its Post Peachtree™ property in Atlanta, GA, in which the Company’s equity ownership interest is 35%). The Company began selling for-sale condominium units in the first quarter of 2005. Through September 30, 2005, the Company had closed on the sale of 241 condominium units out of a total of 382 units being converted into condominiums, including the sell-out of 134 units at the conversion community located in Tampa, Florida. The gains on the sales of these condominiums are discussed in the sections below. In early 2005, the Company also launched a new for-sale housing brand,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Post Preferred HomesTM, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing assets into upscale for-sale housing in several key markets.
The Company has and expects to continue to utilize net asset sales proceeds (including net proceeds from sales of for-sale condominium units) primarily to repay debt and to reinvest in new developments and acquisitions, including land for future development. The Company has and may in the future also consider utilizing asset sales proceeds to repurchase its common stock, if the Company is able to do so at prices it considers attractive relative to its estimates of net asset value per share, or to pay a special dividend to common shareholders depending on the level of undistributed taxable gains, if any, during 2005. Based on the timing of asset sales and related capital reinvestment activities, the Company’s disposition activities have resulted in earnings dilution in 2005, in part, due to the assumption of low-floater, tax-exempt debt encumbering three of the communities sold in Atlanta, Georgia. There can be no assurances that the sale of for-sale condominium units will close. See “Liquidity and Capital Resources” below where the Company’s capital activities are discussed in more detail.
The following discussion should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 5.5% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations”.
Disclosure Regarding Forward-Looking Statements
Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s expectations with regard to: the anticipated use of proceeds from asset sales, anticipated conversion of apartment communities into condominium units and the related sales of the for-sale condominium units, net operating income for 2005, occupancy levels and rental rates, operating expenses, stabilized community net operating income, accounting recognition and measurement of guarantees, debt maturities and financing needs, dividend payments, its ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities held for sale and for-sale housing, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:
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
Critical Accounting Policies
In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The discussion below addresses the implementation and impact of accounting policies with an impact on the Company in the three and nine months ended September 30, 2005 and in the future periods.
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
At September 30, 2005, the Company’s portfolio of apartment communities, excluding three communities held in unconsolidated entities (including one community being converted into condominiums) and one community being converted into condominiums and held for sale, consisted of the following: (1) 52 communities that were completed and stabilized for all of the current and prior year, (2) one community that achieved full stabilization during 2004, and (3) two communities that were acquired in 2005 and 2004. Currently, with the exception of the apartment community acquired in 2005 which is in its initial lease-up and approximately 93.1% leased, all of the Company’s development communities have reached stabilized occupancy and the Company has no development communities in the lease-up stage. These operating segments exclude the operations of apartment communities classified as discontinued operations and apartment communities held in unconsolidated entities for the periods presented.
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
All Operating Communities
The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and nine months ended September 30, 2005 and 2004 is summarized as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
	2005	2004	% Change	2005	2004	% Change
Rental and other property revenues
Fully stabilized communities (1)	$65,255	$62,839	3.8%	$191,183	$187,021	2.2%
Communities stabilized in 2004	1,814	1,719	5.5%	5,335	5,308	0.5%
Acquired communities (2)	3,154	2,157	46.2%	7,654	2,362	222.40%
Other property segments (3)	5,784	5,383	7.4%	16,405	15,832	3.6%

	76,007	72,098	5.4%	220,577	210,523	4.8%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities (1)	25,557	24,653	3.7%	75,128	72,831	3.2%
Communities stabilized in 2004	522	550	(5.1)%	1,635	1,530	6.9%
Acquired communities (2)	1,041	613	69.8%	2,508	670	274.3%
Other expense (4)	6,954	7,327	(5.1)%	20,569	19,205	7.1%

	34,074	33,143	2.8%	99,840	94,236	5.9%

Property net operating income (5)	$41,933	$38,955	7.6%	$120,737	$116,287	3.8%

Capital Expenditures (6)(7)
Recurring capital expenditures:
Carpet	938	781	20.1%	2,384	1,945	22.6%
Other	1,319	1,217	8.4%	4,051	4,033	0.4%

Total	$2,257	$1,998	13.0%	$6,435	$5,978	7.6%

Non-recurring capital expenditures	$604	$711	(15.0)%	$2,591	$2,829	(8.4)%

Average apartment units in service	21,041	20,722	1.5%	20,868	20,389	2.3%

(1)	Communities which reached stabilization prior to January 1, 2004.

(2)	Communities acquired subsequent to January 1, 2004.

(3)	Other property segment revenues include revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $64 and $814 for the three months ended and $196 and $936 for the nine months ended September 30, 2005 and 2004, respectively.

(4)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

(5)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total same store NOI	$39,698	$38,186	$116,055	$114,190
Property NOI from other operating segments	2,235	769	4,682	2,097

Consolidated property NOI	41,933	38,955	120,737	116,287
Add (subtract):
Other revenues	64	814	196	936
Interest income	230	246	583	639
Minority interest in consolidated property partnerships	34	106	212	538
Depreciation	(18,950)	(20,371)	(57,896)	(59,683)
Interest expense	(14,455)	(16,316)	(45,340)	(47,678)
Amortization of deferred financing costs	(991)	(1,065)	(3,707)	(3,273)
General and administrative	(5,421)	(6,018)	(16,150)	(16,137)
Development costs and other expenses	(1,042)	(284)	(2,879)	(1,200)
Equity in income of unconsolidated entities	593	420	1,294	843
Gain on sale of technology investment	—	—	5,267	—
Minority interest of preferred unitholders	—	(980)	—	(3,780)
Minority interest of common unitholders	(12)	499	188	1,463

Income (loss) from continuing operations	1,983	(3,994)	2,505	(11,045)
Income from discontinued operations	71,258	2,201	133,857	113,772

Net income (loss)	$73,241	$(1,793)	$136,362	$102,727

(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

(7)	A reconciliation of property capital expenditures from continuing operations to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Recurring capital expenditures
Continuing operations	$2,257	$1,998	$6,435	$5,978
Discontinued operations	93	422	737	1,635

Total recurring capital expenditures per statements of cash flows	$2,350	$2,420	$7,172	$7,613

Non-recurring capital expenditures
Continuing operations	$604	$711	$2,591	$2,829
Discontinued operations	3	347	45	775

Total non-recurring capital expenditures per statements of cash flows	$607	$1,058	$2,636	$3,604

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Stabilized Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2005 to 2004 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2004. This portfolio consisted of 52 communities with 20,024 units, including 25 communities with 9,668 units (48.3%) located in Atlanta, Georgia, 13 communities with 3,939 units (19.7%) located in Dallas, Texas, three communities with 2,089 units (10.4%) located in Tampa, Florida, three communities with 1,204 units (6.0%) located in Washington, DC, three communities with 1,065 units (5.3%) located in Charlotte, North Carolina and five communities with 2,059 units (10.3%) located in other markets. The operating performance and capital expenditures of these communities are summarized as follows:

	Three months			Nine months
	ended			ended
	September 30,			September 30,
	2005	2004	% Change	2005	2004	% Change
Rental and other revenues	$65,255	$62,839	3.8%	$191,183	$187,021	2.2%
Property operating and maintenance expenses (excluding depreciation and amortization)	25,557	24,653	3.7%	75,128	72,831	3.2%

Same store net operating income (1)	$39,698	$38,186	4.0%	$116,055	$114,190	1.6%

Capital expenditures (2)
Recurring
Carpet	$836	$721	16.0%	$2,095	$1,884	11.2%
Other	1,232	1,195	3.1%	3,870	3,981	(2.8)%

Total recurring	2,068	1,916	7.9%	5,965	5,865	1.7%
Non-recurring	532	655	(18.8)%	1,865	2,616	(28.7)%

Total capital expenditures (A)	$2,600	$2,571	1.1%	$7,830	$8,481	(7.7)%

Total capital expenditures per unit (A÷20,024 units)	$130	$128	1.6%	$391	$424	(7.8)%

Average economic occupancy (3)	95.1%	94.4%	0.7%	94.1%	93.6%	0.5%

Average monthly rental rate per unit (4)	$1,059	$1,035	2.3%	$1,051	$1,034	1.6%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 7 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP net income.

(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Recurring capital expenditures by operating segment Same store	$2,068	$1,916	$5,965	$5,865
Partially stabilized	4	3	10	15
Construction and lease-up	—	—	—	—
Other segments	278	501	1,197	1,733

Total recurring capital expenditures per statements of cash flows	$2,350	$2,420	$7,172	$7,613

Non-recurring capital expenditures by operating segment Same store	$532	$655	$1,865	$2,616
Partially stabilized	—	—	—	—
Construction and lease-up	—	—	—	—
Other segments	75	403	771	988

Total non-recurring capital expenditures per statements of cash flows	$607	$1,058	$2,636	$3,604

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

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 94.6% and 93.8% for the three months ended and 93.5% and 93.2% for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, net concessions were $236 and $243, respectively, and employee discounts were $108 and $111, respectively. For the nine months ended September 30, 2005 and 2004, net concessions were $848 and $442, respectively, and employee discounts were $325 and $341, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
The Operating Partnership reported net income available to common unitholders of $75,336 for the three months ended September 30, 2005 compared to a net loss attributed to common unitholders of $6,191 for the three months ended September 30, 2004. The Company reported net income available to common shareholders of $71,332 for the three months ended September 30, 2005 compared to a net loss attributed to common shareholders of $5,512 for the three months ended September 30, 2004. The increase between periods primarily reflects increased gains on the sales of real estate assets, net of provision for income taxes, of approximately $76,819 ($72,734 net of minority interest and provision for income taxes) and the improved operating performance of the Company’s operating communities between periods. The impact of these items is discussed below.
Rental and other revenues from property operations increased $3,909 or 5.4% from 2004 to 2005 primarily due to increased revenues from the Company’s same store communities of $2,416 or 3.8% and acquired communities of $997. The revenue increase from acquired communities reflects the Company’s acquisition of one community in June 2005. The revenue increase from same store communities in 2005 reflects higher average rental rates and increased occupancy rates between periods as discussed more fully below. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $931 or 2.8% due to increased property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities of $904 or 3.7% and for acquired communities of $428, between periods (see discussion below).
For the three months ended September 30, 2005, gains on sales of real estate assets from discontinued operations represents the net gains of $2,374 ($2,016 net of minority interest and provision for income taxes) from condominium sales at the Company’s condominium conversion communities and gains on sales of one apartment community, containing 1,738 units, of $74,715 ($70,718 net of minority interest). The condominium sales generated net proceeds of $10,900 in 2005. The apartment community sales generated net proceeds of approximately $131,349, including $47,500 of tax-exempt mortgage indebtedness assumed by the purchaser. There were no gains on sales of real estate assets in the three months ended September 30, 2004.
Depreciation expense decreased $1,421, or 7.0% from 2004 to 2005 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2004 and early 2005 offset by increased depreciation on a property acquired in June 2005.
General and administrative expenses decreased $597, or 9.9%, from 2004 to 2005 primarily due to lower legal and consulting expenses offset by higher compensation costs. The decrease in legal expenses of $537 between periods was primarily due to reduced expenses associated with shareholder proxy proposals, the settlement with the Company’s former chairman and CEO in 2004 and with shareholder litigation between periods. The decrease in consulting expenses of approximately $620 between periods related to portfolio valuation and software selection services incurred in 2004. This decrease was offset by increased annual compensation and insurance expenses and increased board compensation costs primarily due to increases in director variable deferred compensation, which resulted from increases in the Company’s stock price. This plan was amended in the third quarter of 2005. As a result, future changes in the Company’s stock price are not expected to have an impact on board compensation costs. To a lesser extent expenses increased in 2005 due to increased costs associated with the implementation of new property management software systems in 2005 of $32.
Development costs and other expenses increased $758 or 266.9% primarily due to increased personal and associated costs relating to the addition of new development personnel and to establish development capabilities in three regional markets in mid to late 2004 and into 2005 and to approximately $99 of expenses associated with marketing the Company’s for-sale condominium product in the Washington D.C. market in 2005.
Interest expense included in continuing operations decreased $1,861 or 11.4% from 2004 to 2005. The decreased expense amounts between periods reflect the impact of refinancing certain fixed rate debt with lower fixed rate debt in late 2004 and in the first half of 2005 and the impact of increased interest capitalization on its development projects of $483 between periods. Interest expense included in discontinued operations decreased from $1,057 in 2004 to $247 in 2005 primarily due to interest expense associated with five communities sold in the first half of 2005.
Equity in income of unconsolidated real estate entities increased $173 or 41.2% from 2004 to 2005. This increase was primarily due to gains from condominium sales in an unconsolidated entity that converted its apartment units into condominiums. The first closings of condominium sales began in 2005. In the three months ended September 30, 2005, the unconsolidated entity closed 13 condominium unit sales generating net gains to the Company of approximately $246. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Recurring and nonrecurring capital expenditures from continuing operations increased $152 or 5.6% from 2004 to 2005. The increase in capital expenditures primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items).
Stabilized Communities
Rental and other revenues increased $2,416 or 3.8% from 2004 to 2005. This increase resulted from a 2.3% increase in the average monthly rental rate per apartment unit and an increase in average economic occupancy of the portfolio from 94.4% to 95.1%. This increase in average rental rates resulted in a revenue increase of approximately $1,463 between years. The occupancy increases resulted in lower vacancy losses and net rental concessions of $435. Additionally, other property fees increased $518 due to better pricing power resulting from improving market conditions, and higher utility reimbursements from residents due to increased utility expenses. Overall, the improving performance of the operating portfolio reflects gradually improving market conditions, with the Company’s operations in all of its markets reporting increased revenues over the prior year. With modestly increasing occupancy rates in 2005, the Company’s strategy continues to be focused on increasing average rental rates in 2005 as the Company’s markets show general economic improvement.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $904 or 3.7% from 2004 to 2005. This increase was primarily due to increased utility expenses of $616 or 18.4%, increased maintenance and repairs expenses of $720 or 26.4% and increased ground rent expenses of $319 or 92.8%, offset by decreased property tax expenses of $806 or 9.9%. Utility expenses increased primarily due to higher electricity rates at certain properties in the Company’s Texas markets. Repairs and maintenance expenses increased primarily due to increased exterior painting costs of $556 between periods. The increase in ground rent expense of $319 reflects the Company’s decision in 2005 to begin straight-lining long-term ground lease payments associated with leases with stated rent escalations (the straight-lining of ground rents resulted in $310 of the increase). The decrease in property tax expenses in 2005 reflected reduced tax accruals in the third quarter of 2005 resulting from favorable tax valuations from taxing authorities in 2005 and from favorable prior year tax settlements recorded in the third quarter of 2005.
Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
The Operating Partnership reported net income available to common unitholders of $138,222 and $99,244 for the nine months ended September 30, 2005 and 2004, respectively, and the Company reported net income available to common shareholders of $130,634 and $92,785 for the nine months ended September 30, 2005 and 2004, respectively. The increase between periods primarily reflects increased gains on the sales of real estate assets, net of provision for income taxes, of approximately $25,919 ($25,952, net of minority interest and provision for income taxes), a gain of $5,267 ($4,967 net of minority interest) on the sale of a technology investment in the first quarter of 2005 and the improved operating performance of the Company’s operating communities. The impact of these items is discussed below.
Rental and other revenues from property operations increased $10,054 or 4.8% from 2004 to 2005 primarily due to increased revenues from the Company’s acquired communities of $5,292 and same store communities of $4,162 or 2.2%. The revenue increase from acquired communities reflects the Company’s acquisition of one community in June 2004 and a second community in June 2005. The revenue increase from same store communities in 2005 reflects higher average rental rates and increased occupancy rates between periods, as discussed more fully below. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $5,604 or 5.9% due to increased corporate property management expenses of $1,364 or 7.1%, associated with annual personnel and incentive plan increases, expenses associated with the Company’s property management software implementation project and increased expenses due to increased business volume in the Company’s corporate apartment business (included in other expenses) as well as increases in property operating and maintenance expenses (excluding depreciation and amortization) for acquired communities of $1,838 and for fully stabilized communities of $2,297, or 3.2%, between periods (see discussion below).
For the nine months ended September 30, 2005, gains on sales of real estate assets from discontinued operations represents the net gains of $15,886 ($14,397 net of minority interest and provision for income taxes) from condominium sales at the Company’s condominium conversion communities and gains on sales of six apartment communities, containing 3,047 units, of $124,425 ($117,594 net of minority interest). The condominium sales generated net proceeds of $46,270 in 2005. The apartment community sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt mortgage indebtedness assumed by the purchasers. For the nine months ended September 30, 2004, gains on sales of real estate assets from discontinued operations included $113,739 ($106,039, net of minority interest) from the sale of eight communities containing 3,880 units and certain land parcels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
These sales generated net proceeds of approximately $242,962, including $104,325 of tax-exempt mortgage indebtedness assumed by the purchasers.
Depreciation expense decreased $1,787, or 3.0% from 2004 to 2005 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2004 offset by increased depreciation on one property acquired in June 2004 and another property acquired in June 2005.
General and administrative expenses increased $13 from 2004 to 2005 primarily due to higher compensation costs offset by lower legal and consulting expenses. The decrease in legal expenses of $887 between periods was due to reduced expenses in 2005 as compared to 2004 when the Company incurred legal fees associated with shareholder proxy proposals, the settlement with the Company’s former chairman and CEO and also due to decreased shareholder litigation expenses between periods. The decrease in consulting expenses of approximately $620 between periods related to portfolio valuation and software selection services incurred in 2004. These decreases were offset by increased annual compensation and insurance expense and increased board compensation costs primarily due to increases in director variable deferred compensation, which resulted from increases in the Company’s stock price. This plan was amended in the third quarter of 2005. As a result, future changes in the Company’s stock price are not expected to have an impact on board compensation costs. To a lesser extent expenses increased in 2005 due to increased costs associated with the implementation of new property management software systems of $155 in 2005 and final settlement of 2004 audit costs of approximately $90.
Development costs and other expenses increased $1,679 or 139.9% primarily due to increased personal and associated costs relating to the addition of new development personnel and to establish development capabilities in three regional markets in mid to late 2004 and into 2005 and to approximately $369 of expenses associated with marketing the Company’s for-sale condominium product in the Washington D.C. market in 2005.
Interest expense included in continuing operations decreased $2,338 or 4.9% from 2004 to 2005. The decreased expense amounts between periods reflect the impact of refinancing certain fixed rate debt with lower fixed rate debt in late 2004 and in the first half of 2005, generally lower average debt balances between years and the impact of increased interest capitalization on its development projects of $766 between periods. Interest expense included in discontinued operations decreased from $4,394 in 2004 to $2,123 in 2005 primarily due to interest expense associated with eight communities sold in 2004 and five communities sold in the first half of 2005.
Equity in income of unconsolidated real estate entities increased $451 or 53.5% from 2004 to 2005. This increase was primarily due to gains from condominium sales in an unconsolidated entity that converted its apartment units into condominiums. The first closings of condominium sales began in the three months ended June 30, 2005. In the nine months ended September 30, 2005, the unconsolidated entity closed 25 condominium unit sales generating net gains to the Company of approximately $445. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.
Recurring and nonrecurring capital expenditures from continuing operations increased $219 or 2.5% from 2004 to 2005. The increase in capital expenditures primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items) offset by reduced nonrecurring projects in 2005 as 2004 included a large project related to water infiltration at one large property located in Tampa, FL.
Stabilized Communities
Rental and other revenues increased $4,162 or 2.2% from 2004 to 2005. This increase resulted primarily from a 1.6% increase in the average monthly rental rate per apartment unit and an increase in average economic occupancy of the portfolio from 93.6% to 94.1%. This increase in average rental rates resulted in a revenue increase of approximately $3,047 between years. The occupancy increases resulted in lower vacancy losses of $466. Additionally, other property fees increased $1,056 as a result of better pricing power due to improved market conditions and higher utility reimbursements from residents due to increased utility expenses, but were offset somewhat by higher net concessions of $407 due to the impact of straight-lining net rentals and concessions under generally accepted accounting standards. Overall, the improving performance of the operating portfolio reflects gradually improving market conditions with the Company’s operations in all of its markets reporting increased revenues over the prior year. With modestly increasing occupancy rates in 2005, the Company’s strategy continues to be focused on increasing average rental rates in 2005 as the Company’s markets show general economic improvement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,297 or 3.2% from 2004 to 2005. This increase was primarily due to increased utility expenses of $817 or 8.6%, increased maintenance and repairs expenses of $954 or 12.0% and increased ground rent expenses of $967 or 94.6%, offset by decreased property tax expenses of $737 or 3.0%. Utility expenses increased primarily due to higher electricity rates at certain properties in the Company’s Texas markets. Repairs and maintenance expenses increased primarily due to increased exterior painting costs of $737 between periods. The increase in ground rent expense of $967 reflects the Company’s decision in 2005 to begin straight-lining long-term ground lease payments associated with leases with stated rent escalations (the straight-lining of ground rents resulted in $941 of the increase). The decrease in property tax expenses in 2005 reflected reduced tax accruals in the second and third quarters of 2005 from favorable tax valuations from taxing authorities in 2005 and from prior year tax settlements recorded in the second and third quarters of 2005.
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the three and nine months ended September 30, 2005, income from discontinued operations included the results of operations of one condominium conversion community, classified as held for sale at September 30, 2005, as well as the operations of six communities sold in 2005 through their sale dates and one condominium conversion community through its sell-out date. For the three and nine months ended September 30, 2004, income from discontinued operations included the results of operations of the community classified as held for sale at September 30, 2005, six communities sold in 2005 and one condominium conversion community through its sell-out date and eight communities sold in 2004 through the earlier of September 30, 2004 or their sale dates. The revenues and expenses of discontinued operations are summarized in note 4 to the consolidated financial statements. The gains on sales of real estate assets between periods reflect the timing and size of the communities and for-sale condominiums sold. In 2005, the Company began closing for-sale condominiums from assets converted into condominiums. The Company recognized net gains from these sales of $2,374 ($2,016 net of minority interest and provision for income taxes) and $15,886 ($14,397 net of minority interest and provision for income taxes) in the three and nine months ended September 30, 2005. These gains are discussed in note 4 to the consolidated financial statements. The Company expects to continue closing for-sale condominium sales in 2005 at two communities (one held in an unconsolidated entity).
As discussed under “Liquidity and Capital Resources”, the Company expects to continue to sell real estate assets and also convert certain apartment assets into for-sale condominiums in future periods as part of its overall investment, disposition and acquisition strategy. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from period to period. Additionally, should the Company change its expectations regarding the holding period for certain assets or decide to classify certain assets as held for sale, this could cause the Company to recognize impairment losses in future periods if the carrying value of these assets is not deemed recoverable.
Outlook
Certain statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above.
The Company’s outlook for the fourth quarter of 2005 is based on the expectation that apartment fundamentals will continue to steadily improve. Rental and other revenues from fully stabilized communities are expected to increase modestly when compared to 2004, primarily driven by expected rental rate increases. However, operating expenses of fully stabilized communities are also expected to increase in the fourth quarter of 2005. The Company expects the primary drivers of this expense increase will be personnel expenses, utility expenses and straight-line ground lease expenses. Based on these assumptions for the fourth quarter 2005, management expects stabilized community net operating income to increase modestly in 2005 compared to 2004.
Additionally, the Company, through a taxable REIT subsidiary, is converting two of its existing apartment communities (one held in an unconsolidated entity) into for-sale condominium units and expects to continue to sell those units during the fourth quarter of 2005 and into 2006. The Company expects to realize net accounting gains in the fourth quarter of 2005 from these condominium sales. The net accounting gains from for-sale condominiums are expected to be substantially reduced in the fourth quarter of 2005 as compared to the first nine months of 2005, as the Company completed the sell-out of one conversion community in the third quarter of 2005. There can be no assurances that the sale of for-sale condominium units will close.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Management expects interest expense in the fourth quarter of 2005 to be lower than in 2004 due generally to lower average debt levels between years and the refinancing of maturing public debt at lower rates in late 2004 and in 2005. In addition, the Company expects interest capitalization to increase in the fourth quarter of 2005 as new projects are placed in development. Management also expects general and administrative expenses to be relatively flat when compared to the fourth quarter of 2004.
The Company has one project under construction with a total expected cost of approximately $98,000 and expects to begin additional development projects later in 2005 and into 2006. In mid to late 2004 and 2005, the Company added additional executive development personnel for the purpose of increasing its development and investment activities in 2005 and beyond. The Company expects these additional personnel resources will be dilutive to earnings for the remainder of 2005 and into 2006 until the incremental personnel and associated costs can be fully absorbed by new development and value creation activities.
On a sequential basis for the fourth quarter of 2005, management expects to report lower net income compared to the third quarter of 2005. The reduced net income in the fourth quarter of 2005 compared to the third quarter of 2005 will result from no expected gains from apartment community sales. In addition, projected gains from condominium sales are anticipated to decrease as closings at one condominium conversion property were sold-out in the third quarter of 2005 and as gains at two additional condominium conversion properties (including one in an unconsolidated entity) are expected to remain modest. Management expects same store property net operating income to be somewhat higher when compared to the third quarter of 2005, primarily driven by lower projected operating expenses offset by seasonally lower projected operating revenue. General and administrative costs, property management expenses and development costs in the aggregate are expected to be relatively flat compared to the third quarter of 2005.
Liquidity and Capital Resources
The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness discussed herein has been incurred by the Operating Partnership.
The Company’s net cash provided by operating activities decreased from $87,524 in 2004 to $83,648 in 2005 primarily due to reduced earnings from the dilutive impact of prior year asset sales. The Company also expects cash flows from operating activities to show declines for the full year of 2005 compared to 2004 primarily driven by the dilutive cash flow impact from asset sales.
Net cash flows provided by investing activities decreased from $140,338 in 2004 to $74,675 in 2005 primarily due to increased development, apartment acquisition and land acquisition costs in 2005 (as the Company initiated new development activities) and additional mortgage advances to unconsolidated entities in 2005, offset somewhat by the increased proceeds from asset sales between periods and the sale of a technology investment in 2005. In 2004, the Company also received net repayments of construction loan advances from unconsolidated entities.
Net cash flows used in financing activities decreased from $226,194 in 2004 to $155,111 in 2005 primarily due to increased financing proceeds of $65,000 resulting from a $100,000 unsecured public debt placement in 2005, which offset the retirements and redemptions of outstanding debt and preferred stock and units in 2005 and 2004.
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
For the nine months ended September 30, 2005, the Company’s net cash flow from operations, reduced by operating capital expenditures, was sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $10,000. Cash flows from operations, reduced by operating capital expenditures, would have been lower, by approximately $18,000, excluding the favorable change in working capital items impacting operating cash flows for the period. These working capital items fluctuate from period to period, primarily due to the timing of payments of interest, property taxes and operating payables. As discussed below, the Company expects its operating cash flows, less operating capital expenditures, to be less than its dividend requirements for the full year of 2005. The Company’s net cash flow from operations and proceeds from apartment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
communities and for-sale condominium sales continue to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.
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
In the nine months ended September 30, 2005, the Company sold six communities, containing 3,047 units, for gross proceeds of approximately $231,550, including the assumption by the purchasers of approximately $81,560 of tax-exempt secured debt encumbering three of the properties. In addition, in the nine months ended September 30, 2005, the Company generated approximately $46,270 of net proceeds from for-sale condominium sales. The Company expects to continue to generate cash proceeds from the sale of condominiums at its condominium conversion projects in the fourth quarter of 2005 and into 2006. The apartment community sales generated significant capital gains for tax purposes in 2005. Realized capital gains must generally be distributed to shareholders, in the form of dividends, in order to avoid the payment of income taxes at the corporate level. The Company expects to be able to use its regular quarterly dividend of $0.45 per share, as well as other tax planning strategies, to pay out or otherwise mitigate the impact of these capital gains. The Company may also consider paying a special dividend to common shareholders depending on the level of undistributed taxable gains, if any, during 2005.
At September 30, 2005, the Company had $77,594 outstanding under its $370,000 combined line of credit facilities. The Company’s credit facilities mature in January 2007. Management believes it will have adequate capacity under its facilities to execute its business plan and meet its short-term liquidity requirements. A further discussion of the terms of the Company’s line of credit agreements is included in note 2 to the consolidated financial statements.
Long-term Debt Issuances and Retirements
A summary of the Company’s outstanding debt and debt maturities at September 30, 2005 is included in note 2 to the consolidated financial statements. A discussion of changes in secured and unsecured debt during the first half of 2005 is discussed below.
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
In May and August 2005, the Company sold three apartment communities subject to the assumption of $81,560 of tax-exempt mortgage indebtedness (see note 4). As a result of these debt assumptions, the Company recorded losses on early extinguishment of debt of $3,220 ($3,043 net of minority interest) related to the write-off of deferred loan costs of $2,265 ($2,141 net of minority

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
interest) relating to such assumed indebtedness and the realization of a $955 ($902 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of assumed debt.
Upon their maturity in September 2005, the Company repaid $25,000 of its 6.78% medium term, unsecured notes, from available borrowings under its unsecured lines of credit.
Stock Repurchase Program
In the fourth quarter of 2004, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2006. In the three and nine months ended September 30, 2005, the Company repurchased $3,183 and $24,466, respectively of common stock under 10b5-1 stock purchase plans, the latest of which will expire on November 30, 2005. In addition for the nine months ended September 30, 2005, the Company received approximately 7 shares of common stock at an aggregate cost of $237 from certain employees through the surrender of such shares to satisfy tax withholding obligations under the Company’s existing stock compensation plans.
Subsequent to quarter-end through October 28, 2005, the Company has repurchased an additional $9,934 of its common stock under a 10b5-1 stock purchase plan.
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
The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to communities under development and construction. The incremental personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in a community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing or sales activities, interest and other construction costs are capitalized and included in construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This practice results in a pro-ration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy or sale. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing expenses) of such communities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2005 and 2004 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
New community development and acquisition activity (1)	$11,477	$37,249	$104,874	$37,542
Non-recurring capital expenditures
Revenue generating additions and improvements (2)	—	—	—	26
Other community additions and improvements (3)	607	1,058	2,636	3,604
Recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,350	2,420	7,172	7,613
Corporate additions and improvements	177	265	1,155	553

	$14,611	$40,992	$115,837	$49,338

Other Data
Capitalized interest	$770	$287	$1,553	$787

Capitalized development costs and fees (5)	$316	$249	$882	$748

(1)	Reflects aggregate community development costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.
Current Development Activity
At September 30, 2005, the Company had one community under development containing 350 apartment and for-sale condominium units. This community is summarized in the table below.

		Estimated	Amount			Estimated
		Construction	Spent	Quarter of	Quarter of	Quarter of
	Number of	Cost	as of	Construction	First Units	Stabilized
Metropolitan Area	Units	($ in millions)	09/30/2005	Start	Available	Occupancy (1)
Construction/Lease-up Communities

Washington D.C.
Post CarlyleTM — Apartment and Condominiums (2)	350	$98	$39	4Q 2004	2Q 2006	2Q 2007

Construction/Lease-Up Communities	350	$98	$39

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	The condominium component of the project, consisting of 145 units, is being developed in a majority owned joint venture with a Washington D.C. based developer. As of October 25, 2005, the Company has 71 units under contract for sale upon completion and delivery of the units. The first condominium units at this project are expected to be delivered in late 2006. There can be no assurance that condominium units under contract will close.
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
A reconciliation of net income available to common shareholders and unitholders to FFO is provided below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) available to common shareholders	$71,332	$(5,512)	$130,634	$92,785
Minority interest of common unitholders — continuing operations	12	(499)	(188)	(1,463)
Minority interest in discontinued operations (1)	3,992	(180)	7,775	7,922
Depreciation on wholly-owned real estate assets, net (2)	18,199	21,035	55,584	61,180
Depreciation on real estate assets held in unconsolidated entities	224	332	745	993
Gains on sales of real estate assets, net of provision for income taxes — discontinued operations	(76,819)	—	(139,658)	(113,739)
Incremental gains on condominium sales, net of provision for income taxes (3)	1,497	—	7,827	—
Gains on sales of real estate assets — unconsolidated entities	(246)	—	(445)	—
Incremental gains on condominium sales — unconsolidated entities (3)	258	—	291	—

Funds from operations available to common shareholders and unitholders (4)	$18,449	$15,176	$62,565	$47,678

Cash flow provided by (used in):
Operating activities	$33,000	$29,024	$83,648	$87,524
Investing activities	$84,291	$(4,871)	$74,675	$140,338
Financing activities	$(118,125)	$(76,442)	$(155,111)	$(226,194)

Weighted average shares outstanding — basic	40,372	39,892	40,157	39,694
Weighted average shares and units outstanding — basic	42,536	42,433	42,492	42,457
Weighted average shares outstanding — diluted (5)	40,813	39,990	40,451	39,761
Weighted average shares and units outstanding — diluted (5)	42,977	42,531	42,785	42,524

(1)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.

(2)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.

(3)	The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes to the extent that net sales proceeds from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(4)	Funds from operations for the three and nine months ended September 30, 2005 include a loss of $1,846 and $3,220, respectively from the early extinguishment of debt associated with asset sales, and for the nine months ended September 30, 2005. FFO includes a gain of $5,267 on the sale of a technology investment. Funds from operations for the nine months ended September 30, 2004 include a $626 impairment charge. Funds from operations for the three and nine months ended September 30, 2004 include a reduction for preferred stock and unit redemption costs of $1,810 and $3,526, respectively.

(5)	Diluted weighted average shares and units for the three months ended September 30, 2005 and 2004 include 441 and 98 shares and units, respectively. Diluted weighted average shares and units for the nine months ended September 30, 2005 and 2004 include 293 and 67 shares and units, respectively. Such diluted securities were antidilutive to the income (loss) computations in the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004 under generally accepted accounting principles.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At September 30, 2005, the Company had $174,694 of variable rate debt tied to LIBOR. In addition, the Company had $28,495 of variable tax-exempt debt with interest based on the FNMA “AAA” tax-exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
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
The table below provides information about the Company’s derivative financial instruments at September 30, 2005 that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value
					Asset (Liab.)
Interest Rate Swap Variable to fixed	$104,000 amortizing		1 month LIBOR	7/31/09	$(5,097)
	to $90,270

Interest Rate Cap	$28,495		—	2/01/08	10

					$(5,087)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $97,400 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at September 30, 2005, would increase or decrease by approximately $1,061 on an annualized basis.
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
In the third quarter of 2005, the Company continued the implementation of new information systems responsible for reporting property management operations and for general procurement and accounts payable processing. As part of the implementation, the Company modified its internal controls over financial reporting, as necessary, to align its controls with the new technology. The Company anticipates that it will continue to implement these new information systems through the end of 2005, and in that process, expects that there may be future changes in internal controls. Other than the changes related to these information system implementations, there were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	through (b) — None

(c)	The following table summarizes the Company’s purchases of its equity securities in the three months ended September 30, 2005 (in thousands, except per share amounts).

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs(1)
July 1, 2005 to July 31, 2005	38	$36.08	38	$177,360
August 1, 2005 to August 31, 2005	—	—	—	$177,360
September 1, 2005 to September 30, 2005	50	36.38	50	$175,534

Total	88	$36.25	88	$175,534

(1)	In the fourth quarter of 2004, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2006.
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

(a)	Exhibits
3.1(a)	Articles of Incorporation of the Company.

3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.

3.6(d)	Bylaws of the Company, as Amended and Restated as of November 5, 2003, as further amended effective May 27, 2004.

4.1(e)	Indenture between the Company and SunTrust Bank, as Trustee.

4.2(e)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.

10.1(f)	Deferred Compensation Plan for Directors and Employees as Amended and Restated effective as of January 1, 2005.

11.1(g)	Statement Regarding Computation of Per Share Earnings.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit of the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(f)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
November 9, 2005	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer

November 9, 2005	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer

November 9, 2005	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By:	Post GP Holdings, Inc., its sole general partner

November 9, 2005	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer

November 9, 2005	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer

November 9, 2005	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

(a)	Exhibits
3.1(a)	Articles of Incorporation of the Company.

3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.

3.6(d)	Bylaws of the Company, as Amended and Restated as of November 5, 2003, as further amended effective May 27, 2004.

4.1(e)	Indenture between the Company and SunTrust Bank, as Trustee.

4.2(e)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.

10.1(f)	Deferred Compensation Plan for Directors and Employees as Amended and Restated effective as of January 1, 2005.

11.1(g)	Statement Regarding Computation of Per Share Earnings.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit of the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(f)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.