Form 10-K
period 2005-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2006-03-15
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2005
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
(404) 846-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Name of Each Exchange on
Title of each class	Which Registered

Common Stock, $.01 par value	New York Stock Exchange
8 1/2% Series A Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange
7 5/8% Series B Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Name of Each Exchange on
Title of each class	Which Registered

None	None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Post Properties, Inc.	Yes [X]	No [ ]
Post Apartment Homes, L.P.	Yes [X]	No [ ]
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Post Properties, Inc.	Yes [ ]	No [X]
Post Apartment Homes, L.P.	Yes [ ]	No [X]
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]
     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2005 was approximately $1,324,737,851. As of February 28, 2006 there were 42,029,956 shares of common stock, $.01 par value, outstanding.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]
Post Apartment Homes, L.P.	Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes [ ]	No [X]
Post Apartment Homes, L.P.	Yes [ ]	No [X]

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Post Properties, Inc.’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 18, 2006 are incorporated by reference in Part III.

________________________________________________________________________________

FINANCIAL INFORMATION

PART I

ITEM 1.	BUSINESS
The Company
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2005, approximately 46.8%, 18.5%, 9.3% and 8.9% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. At December 31, 2005, the Company owned 21,442 apartment units in 58 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 205 apartment units currently under development in one community. Subsequent to December 31, 2005, the Company acquired two apartment communities, containing 308 units, in Austin, Texas. The Company is also developing 145 for-sale condominium homes and is converting 597 apartment units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. The Company is a fully integrated organization with multifamily development, operations and asset management expertise. The Company has approximately 783 employees, 15 of whom are parties to a collective bargaining agreement.
The Company is a self-administrated and self-managed equity real estate investment trust (a “REIT”). A REIT is a legal entity which holds real estate interests and, is generally not subject to federal income tax on the income it distributes to its shareholders.
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
The Operating Partnership
The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2005, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 96.7% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common and preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.
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
As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership will develop and sell for-sale condominium units and provide other services to third parties. Post Services is a “taxable REIT subsidiary” as defined in the Internal Revenue Code. Effective in 2004, the Operating Partnership owns 100% of the voting and nonvoting common stock of Post Services, Inc. In prior years, the Operating Partnership owned 1% of the voting common stock and 100% of the nonvoting common stock, representing a 99% equity and economic interest in Post Services, Inc.
Business Strategy
The Company’s business strategy is to deliver superior satisfaction and value to its residents, associates and investors, with a vision to be the first choice in quality multifamily living. Key elements of the Company’s business strategy are as follows:
Investment, Disposition and Acquisition Strategy
The Company’s investment, disposition and acquisition strategy is to shape and rebalance its real estate portfolio to achieve uniformly high quality, low average age properties and cash flow diversification. The Company plans to achieve its objectives by reducing its asset concentration in Atlanta, Georgia and Dallas, Texas, while at the same time, building critical mass in other core markets where it may currently lack the portfolio size to achieve operating efficiencies and the full value of the Post® brand. The Company defines critical mass for this purpose as at least 2,000 apartment units or $200 million of investment in a particular market. The Company’s goal ultimately is to reduce its concentration in Atlanta, Georgia, measured by dollars invested, to not more than 30% of the portfolio.
The Company plans to achieve its objectives by selling older and least competitively located properties, and it may also consider selling joint venture interests in some of its core properties or selectively converting some of these properties to for-sale (condominium) housing. The Company expects that this strategy will provide capital to reinvest in new communities in dynamic neighborhoods and may also allow for leveraged returns through joint venture structures that preserve Post® branded property and asset management.
The Company is focusing on a limited number of major cities and has re-established its regional value creation capabilities. The Company has added skilled personnel to pursue acquisitions, development, dispositions of apartment communities and select multifamily for-sale (condominium) opportunities that are consistent with its market strategy. The Company’s value creation capabilities include the regional value creation teams in Atlanta, Georgia (focusing on the Southeast), Washington, DC (focusing on the mid-Atlantic market up to New York, New York) and Dallas, Texas (focusing on the Southwest). The Company has reduced the number of markets where it operates from thirteen to ten as of March 10, 2006, and may exit one or more additional markets in the future if it does not believe it can achieve critical mass within a reasonable period of time.
Key elements of the Company’s investment and acquisition strategy include instilling a disciplined team approach to development and acquisition decisions and selecting sites and properties in infill suburban and urban locations in strong primary markets that serve the higher-end multifamily consumer. The Company will focus development on the product types that are affordable to the deepest segment of the upper end market in each city. The Company will, therefore, look to develop more infill garden style communities in its sunbelt markets and urban and mixed-use communities in those markets and submarkets with existing density and barriers to entry to warrant such communities. The Company plans to develop, construct and continually maintain and improve its apartment communities consistent with quality standards management believes are synonymous with the Post® brand. New acquisitions will be limited to properties that meet or that are expected to be repositioned and improved to meet its quality and location requirements. The Company will generally pursue acquisitions either to rebalance its property portfolio, using the proceeds of asset sales to redeploy capital in markets where critical mass is desired, or to pursue opportunistic purchases on a selective basis where market conditions warrant.
Post® Brand Name Strategy
The Post® brand name has been cultivated for more than 30 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The

Post Properties, Inc.

Post Apartment Homes, L.P.

Company believes that it provides its residents with a high level of service, including attractive landscaping and numerous amenities, including controlled access, high-speed connectivity, on-site business centers, on-site courtesy officers, urban vegetable gardens and fitness centers at a number of its communities.
Key elements in implementing the Company’s brand name strategy include extensively utilizing the trademarked brand name and coordinating its advertising programs to increase brand name recognition. During 2004 and continuing into 2005, the Company implemented a new marketing campaign, started new customer service programs designed to raise resident satisfaction and provided employees and residents new opportunities for community involvement, all intended to enhance what it believes is a valuable asset.
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
Service and Associate Development Strategy
The Company’s service orientation strategy includes utilizing independent third parties to regularly measure resident satisfaction and providing performance incentives to its associates linked to delivering a high level of service and enhancing resident satisfaction. The Company also plans to achieve its objective by investing in the development and implementation of training programs focused on associate development, improving the quality of its operations and the delivery of resident service.
Operating Strategy
The Company’s operating strategy includes striving to be an innovator and a leader in anticipating customer needs while achieving operating consistency across its properties. The Company also will continue to explore opportunities to improve processes and technology that drive efficiency in its business. In 2005, the Company implemented new property operating and centralized procurement software for this purpose.
Financing Strategy
The Company’s financing strategy is to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company plans to achieve its objectives by generally maintaining total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets in a range of 50% to 55%, by generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 20% to 25% of aggregate indebtedness, and by maintaining adequate liquidity through its unsecured lines of credit. At December 31, 2005, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and its total variable rate indebtedness as a percentage of total indebtedness were below these ranges.
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

Post Properties, Inc.

Post Apartment Homes, L.P.

Post Corporate Services
Post Corporate Services provides executive direction and control to the Company’s other divisions and subsidiaries and has responsibility for the creation and implementation of all Company financing and capital strategies. All accounting, management reporting compliance, information systems, human resources, legal, risk management and insurance services required by the Company and all of its affiliates are centralized in Post Corporate Services.
Operating Segments
The Post Apartment Management division of the Company manages the owned apartment communities based on the operating segments associated with the various stages in the apartment ownership lifecycle. The Company’s primary operating segments are described below. In addition to these segments, all commercial properties and other ancillary service and support operations are reviewed and managed separately and in the aggregate by Company management.

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Condominium conversion communities — those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1 to the consolidated financial statements).

•	Development and lease-up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Acquired communities — those communities acquired in the current or prior year.
A summary of segment operating results for 2005, 2004 and 2003 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.
Summary of Investment and Disposition Activity
During the five-year period from January 1, 2001 through December 31, 2005, the Company and its affiliates have developed and completed 5,259 apartment units in 16 apartment communities, and sold 33 apartment communities containing an aggregate of 14,631 apartment units. During the same period, the Company acquired two apartment communities containing 818 units. As of December 31, 2005, the Company is also converting 597 apartment units in four communities into for-sale condominiums. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2005		2004	2003	2002	2001

Units developed and completed	—		—	468	2,140	2,651
Units acquired	319		499	—	—	—
Units sold	(3,051	)(1)	(3,880)	(2,236)	(2,665)	(2,799)
Units sold as condominiums or currently being converted into for-sale condominiums	(731	)(2)	—	—	—	—
Total units completed and owned by the Company and its affiliates (including units held for sale) at year-end	21,237	(3)	24,700	28,081	29,849	30,374
Total revenues from continuing operations (in thousands)	$296,803		$282,784	$268,159	$262,882	$293,986
(1) Includes reduction of 4 apartment units that were combined with other units.
(2) Includes 134 units converted into condominiums and sold in 2005.
(3) Excludes 205 apartment units currently under development.

Post Properties, Inc.

Post Apartment Homes, L.P.

Current Development Activity
At December 31, 2005, the Company had one community under development, containing 350 apartment and for-sale condominium units. This community is summarized in the table below.

			Costs			Estimated
		Estimated	Incurred	Quarter of	Quarter of	Quarter of
	Number of	Construction	as of	Construction	First Units	Stabilized
Metropolitan Area	Units	Cost	12/31/2005	Start	Available	Occupancy(1)

	($ in millions)
Construction/ Lease-up Communities
Washington D.C.
Post Carlyletm — Apartments and Condominiums(2)	350	$99	$47	4Q ’04	3Q ’06	3Q ’07

Construction/ Lease-up Communities	350	$99	$47

(1)	The Company defines stabilized occupancy for apartment communities as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	The condominium component of the project, consisting of 145 units, is being developed through a taxable REIT subsidiary in a majority owned joint venture with a Washington D.C. based developer.
Competition
All of the Company’s apartment and for-sale (condominium) communities are located in developed markets that include other upscale apartments and for-sale (condominium) projects owned by numerous public and private companies. Some of these companies may have substantially greater resources and greater access to capital than the Company, allowing them to grow at rates greater than the Company. The number of competitive upscale apartment and for-sale (condominium) properties and companies in a particular market could have a material effect on the Company’s ability to lease apartment units at its apartment communities, including any newly developed or acquired communities, and on the rents charged, and could have a material effect on the Company’s ability to sell for-sale (condominium) units and on the selling prices of such units. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of upscale apartment communities or potential purchasers of our for-sale (condominium) units.
The Company competes for residents in its apartment communities based on its high level of resident service, the quality of its apartment communities (including its landscaping and amenity offerings) and the desirability of its locations. Resident leases at its apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities. The Company does not seek to compete on the basis of providing the low-cost solution for all residents.
Americans with Disabilities Act and Fair Housing Act
The Company’s apartment communities and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s apartment communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company must also comply with the Fair Housing Amendment Act of 1988, or the FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to the handicapped. Recently there has been heightened scrutiny of multi-family housing communities for compliance with the requirements of the FHAA and ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s apartment communities. In addition to the ADA and FHAA, state and local laws exist that impact the Company’s apartment communities with respect to access thereto by disabled persons. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the Company with respect to improved access by disabled persons. The ADA, FHAA, or other

Post Properties, Inc.

Post Apartment Homes, L.P.

existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs. The Company cannot ascertain the ultimate cost of compliance with the ADA, FHAA or other similar state and local legislation and such costs are not likely covered by insurance policies. The cost of compliance could be substantial and could adversely effect the Company’s business, results of operations and financial condition.
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
If necessary, remediation or mitigation of contamination, including removal of contaminated soil and/or underground storage tanks, is undertaken either prior to development or at another appropriate time. When performing remediation activities, the Company is subject to a variety of environmental requirements. In some cases, the Company obtains state approval of the selected remediation measures by entering into voluntary environmental cleanup programs administered by state agencies.
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
The Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. sec. 9601 et seq. (“CERCLA”), and comparable state laws subject the owner or operator of real property or a facility and persons who arranged for off-site disposal activities to claims or liability for the costs of removal or remediation of hazardous substances that are released at, in, on, under, or from real property or a facility. In addition to claims for cleanup costs, the presence of hazardous substances on or the release of hazardous substances from a property or a facility could result in a claim by a private party for personal injury or property damage or could result in a claim from a governmental agency for other damages, including natural resource damages. Liability under CERCLA and comparable state laws can be imposed on the owner or the operator of real property or a facility without regard to fault or even knowledge of the release of hazardous substances and other regulated materials on, at, in, under, or from the property or facility. Environmental liabilities associated with hazardous substances also could be imposed on the Company under other applicable environmental laws, such as the Resource Conservation and Recovery Act (and comparable state laws), or common-law principles. The presence of hazardous substances in amounts requiring response action or the failure to undertake necessary remediation may adversely affect the owner’s ability to use or sell real estate or borrow money using such real estate as collateral.
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

Post Properties, Inc.

Post Apartment Homes, L.P.

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
It is possible, however, that the environmental investigations of the Company’s properties might not have revealed all potential environmental liabilities associated with the Company’s real property and its apartment and for-sale (condominium) communities or the Company might have underestimated any potential environmental issues identified in the investigations. It is also possible that future environmental laws, ordinances, or regulations or new interpretations of existing environmental laws, ordinances, or regulations will impose material environmental liabilities on the Company; the current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company; or our residents and/or commercial tenants may engage in activities prohibited by their leases or otherwise expose the Company to liability under applicable environmental laws, ordinances, or regulations. The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any such environmental liabilities, or responding to any changed environmental conditions could materially adversely affect the Company’s financial conditions and results of operations.
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

ITEM 1A.	RISK FACTORS
(Dollars In thousands, except per share amounts)
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

Post Properties, Inc.

Post Apartment Homes, L.P.

Development and construction risks could impact the company’s profitability.
The Company intends to continue to develop and construct apartment communities and may convert existing apartment communities into condominiums or develop for-sale (condominium) housing. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

•	the Company may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs;

•	the Company may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs or unforeseen environmental conditions, which could make completion of the property uneconomical, and the Company may not be able to increase rents or for-sale (condominium) unit sales prices to compensate for the increase in construction costs;

•	the Company may abandon development opportunities that it has already begun to explore, and it may fail to recover expenses already incurred in connection with exploring those opportunities;

•	the Company has at times been and may continue to be unable to complete construction and lease-up of a community on schedule and meet financial goals for development projects;

•	because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, the Company may be unable to meet its profitability goals for that community; and

•	land costs and construction costs have been increasing in the Company’s markets, and may continue to increase in the future and, in some cases, the costs of upgrading acquired communities have, and may continue to, exceed original estimates and the Company may be unable to charge rents, or sales prices with respect to for-sale (condominium) product, that would compensate for these increases in costs.
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
Concentration of investments in certain markets.
At December 31, 2005, approximately 46.8%, 18.5%, 9.3% and 8.9% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. The Company is therefore subject to increased exposure — positive or negative — to economic and other competitive factors specific to its markets within these geographic areas.
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

Post Properties, Inc.

Post Apartment Homes, L.P.

Failure to generate sufficient cash flows could affect the Company’s debt financing and create refinancing risk.
The Company is subject to the risks normally associated with debt financing, including the risk that its cash flow will be insufficient to make required payments of principal and interest. Although the Company may be able to use cash flow generated by its apartment communities or through the sale of for-sale (condominium) housing to make future principal payments, it cannot assure investors that sufficient cash flow will be available to make all required principal payments and still meet the distribution requirements that the Company must satisfy in order to maintain its status as a real estate investment trust or “REIT” for federal income tax purposes. The following factors, among others, may affect the cash flows generated by the Company’s apartment communities and through the sale of for-sale (condominium) housing:

•	the national and local economies;

•	local real estate market conditions, such as an oversupply of apartment homes or competing for-sale (condominium) housing;

•	the perceptions by prospective residents or buyers of the safety, convenience and attractiveness of the Company’s communities and the neighborhoods in which they are located;

•	the Company’s ability to provide adequate management, maintenance and insurance for its apartment communities;

•	rental expenses for its apartment communities, including real estate taxes and utilities; and

•	the level of mortgage interest rates and its impact on the demand for prospective buyers of for-sale (condominium) housing.
Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagee. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2005, the Company had outstanding mortgage indebtedness of $394,236, senior unsecured debt of $485,000 (of which $75,000 matures in 2006) and unsecured line of credit borrowings of $101,379.
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
At December 31, 2005, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these ranges. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and in an increased risk of default on the obligations of the Company and the Operating Partnership. In addition, the Company’s and the Operating Partnership’s ability to incur debt is limited by covenants in bank and other credit agreements and in the Company’s outstanding senior unsecured notes. The Company manages its debt to be in compliance with its stated policy and with these debt covenants, but subject to compliance with these covenants, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default on its obligations and in an increase in debt service requirements, both of which could adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

Post Properties, Inc.

Post Apartment Homes, L.P.

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
Expansion into condominium conversions and for-sale (condominium) housing is a new area of the Company’s operations. The Company’s ability to successfully complete a condominium conversion or other for-sale housing project, sell the units and achieve management’s economic goals in connection with the transaction is subject to various risks and challenges, which if they materialize, may have an adverse effect on the Company’s business, results of operations and financial condition including:

•	the inability to obtain approvals to rezone the property and releases from financing obligations and increases in costs resulting from delays in obtaining such approvals and releases;

•	understanding the costs necessary to bring a newly developed or converted for-sale (condominium) property up to standards required for its intended market position;

•	lack of demand by prospective buyers;

•	over supply of condominiums in a given market;

•	the inability of buyers to qualify for financing;

•	lower than anticipated sale prices;

•	the inability to close on sales of individual units under contract;

•	competition from other condominiums and other types of residential housing; and

•	liability claims from condominium associations or others asserting that construction performed was defective, resulting in litigation and/or settlement discussions.
In general, profits realized to date from the Company’s sale of condominium homes have been more volatile than the Company’s core apartment rental operations. In addition, the Company believes that the demand of prospective buyers, the supply and competition from other condominiums and other types of residential housing, and the level of mortgage interest rates and the affordability of housing, among other factors, could have a significant impact on its ability to sell for-sale units and on the sales prices achieved. If the Company is unable to sell for-sale condominium homes, the Company could decide to rent unsold units or could cause a condominium community to revert to a rental apartment community. If these risks were to materialize, it could cause the Company to realize impairment losses in future periods and it could cause economic returns that are materially lower than anticipated. In addition, if the Company is unable to sell for-sale units, the expenses and carrying costs associated with the ownership of such units would continue.
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

Post Properties, Inc.

Post Apartment Homes, L.P.

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
For the full year of 2006, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures for 2006 will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. The Company intends to use primarily the proceeds from 2006 asset (including condominium) sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. In prior periods, the additional funding, in excess of cash flows from operating activities less operating capital expenditures, required to pay the quarterly dividends was funded through a combination of line of credit borrowings and proceeds from asset sales. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.
Interest rate hedging contracts may be ineffective and may result in material charges.
From time to time when the Company anticipates issuing debt securities, it may seek to limit exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. The Company may do this to increase the predictability of its financing costs. Also, from time to time, the Company may rely on interest rate hedging contracts to limit its exposure under variable rate debt to unfavorable changes in market interest rates. If the pricing of new debt securities is not within the parameters of, or market interest rates produce a lower interest cost than the Company incurs under, a particular interest rate hedging contract, the contract is ineffective. Furthermore, the settlement of interest rate hedging contracts has at times involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite the Company’s efforts to minimize its exposure to interest rate fluctuations, the Company cannot guarantee that it will maintain coverage for all of its outstanding indebtedness at any particular time. If the Company does not effectively protect itself from this risk, it may be subject to increased interest costs resulting from interest rate fluctuations.
Failure to succeed in new markets may limit the company’s growth.
The Company may from time to time commence development activity or make acquisitions outside of its existing market areas if appropriate opportunities arise. The Company’s historical experience in its existing markets does not ensure that it will be able to operate successfully in new markets. The Company may be exposed to a variety of risks if it chooses to enter new markets. These risks include, among others:

•	an inability to evaluate accurately local apartment or for-sale (condominium) housing market conditions and local economies;

•	an inability to obtain land for development or to identify appropriate acquisition opportunities;

•	an inability to hire and retain key personnel; and

•	lack of familiarity with local governmental and permitting procedures.

Post Properties, Inc.

Post Apartment Homes, L.P.

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
The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance on its properties, which are believed to be of the type and amount customarily obtained on real property assets. The Company intends to obtain similar coverage for properties acquired in the future. However, some losses, generally of a catastrophic nature, such as losses from floods or wind storms, may be subject to limitations. The Company exercises discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on its investments at a reasonable cost and on suitable terms; however, the Company may not be able to maintain its insurance at a reasonable cost or in sufficient amounts to protect it against potential losses. Further, the Company’s insurance costs could increase in future periods. If the Company suffers a substantial loss, its insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.
Potential liability for environmental contamination could result in substantial costs.
The Company is in the business of owning, operating, developing, acquiring and, from time to time, selling real estate. Under various federal, state and local environmental laws, as a current or former owner or operator, the Company could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous or toxic substances, often regardless of its knowledge of or responsibility for the contamination and solely by virtue of its current or former ownership or operation of the real estate. In addition, the Company could be held liable to a governmental authority or to third parties for property and other damages and for investigation and clean-up costs incurred in connection with the contamination. These costs could be substantial, and in many cases environmental laws create liens in favor of governmental authorities to secure their payment. The presence of such substances or a failure to properly remediate any resulting contamination could materially and adversely affect the Company’s ability to borrow against, sell or rent an affected property.
Compliance or failure to comply with laws requiring access to the Company’s properties by disabled persons could result in substantial cost.
The Company’s apartment communities and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s apartment communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.
The Company must also comply with the Fair Housing Amendment Act of 1988, or the FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to the handicapped. Recently there has been heightened scrutiny of multi family housing communities for compliance with the requirements of the FHAA and ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s apartment communities. In

Post Properties, Inc.

Post Apartment Homes, L.P.

addition to the ADA and FHAA, state and local laws exist that impact the Company’s apartment communities with respect to access thereto by disabled persons. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the company with respect to improved access by disabled persons. The ADA, FHAA, or other existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs. The Company cannot ascertain the ultimate cost of compliance with the ADA, FHAA or other similar state and local legislation and such costs may not be covered by insurance policies. The cost of compliance could be substantial and could adversely affect the Company’s business, results of operations and financial condition.
Costs associated with moisture infiltration and resulting mold remediation may be costly.
As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been a number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. The Company has implemented guidelines and procedures to address moisture infiltration and resulting mold issues if and when they arise. The Company believes that these measures will minimize the potential for any adverse effect on its residents. The terms of our property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against the Company, the Company would be required to use its funds to resolve the issue, including litigation costs. The Company makes no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future impact on its business, results of operations and financial condition.
The Company’s joint ventures and joint ownership of properties and partial interests in corporations and limited partnerships could limit the Company’s ability to control such properties and partial interests.
Instead of purchasing certain apartment communities directly, the Company has invested and may continue to invest as a co-venturer. Joint venturers often have shared control over the operations of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company’s business interests or goals, or be in a position to take action contrary to the Company’s instructions, requests, policies or objectives. Consequently, a co-venturer’s actions might subject property owned by the joint venture to additional risk. Although the Company seeks to maintain sufficient influence of any joint venture to achieve its objectives, the Company may be unable to take action without the Company’s joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without the Company’s consent. Additionally, should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities.
The Company may be unable to renew leases or relet units as leases expire.
When the Company’s residents decide not to renew their leases upon expiration, the Company may not be able to relet their units. Even if the residents do renew or the Company can relet the units, the terms of renewal or reletting may be less favorable than current leases terms. Because virtually all of the Company’s leases are for apartments, they are generally for no more than one year. If the Company is unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Company’s results of operations and financial condition will be adversely affected. Consequently, the Company’s cash flow and ability to service debt and make distributions to security holders would be reduced.
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

Post Properties, Inc.

Post Apartment Homes, L.P.

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
In 2004 and in prior years, the Company recorded impairment charges on assets held for investment and assets designated as held for sale. There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets. For the years ended December 31, 2005, 2004 and 2003, management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record additional impairment charges. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company’s results of operations and funds from operations in the period in which the charge is taken.
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
Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000,000 shares of preferred stock, of which 2,900,000 were outstanding as of December 31, 2005. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

Post Properties, Inc.

Post Apartment Homes, L.P.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
At December 31, 2005, the Company owned 57 Post® multifamily apartment communities, including two communities held in unconsolidated entities that were operating during all of 2005. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total

Atlanta, GA	26	9,944	46.8%
Dallas, TX	13	3,939	18.5%
Greater Washington, D.C.	5	1,972	9.3%
Tampa, FL	3	1,883	8.9%
Charlotte, NC	4	1,384	6.5%
Houston, TX	2	837	3.9%
Denver, CO	1	696	3.3%
New York, NY	2	337	1.6%
Orlando, FL	1	245	1.2%

	57	21,237	100.0%

Thirty-five of the communities have in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units. The average age of the communities is approximately nine years. The average economic occupancy rate was 94.5% and 93.6%, respectively, and the average monthly rental rate per apartment unit was $1,048 and $1,029, respectively, for the 52 communities stabilized for each of the years ended December 31, 2005 and 2004. See “Selected Financial Information.”

Post Properties, Inc.

Post Apartment Homes, L.P.

At December 31, 2005, the Company also had one community, containing 205 apartment units and 145 for-sale condominium units, located in the Washington D.C. metropolitan area under development. At December 31, 2005, the Company is also converting 597 apartment units in four communities (including 121 units in one community held in an unconsolidated entity) into for-sale condominiums through a taxable REIT subsidiary.
Subsequent to December 31, 2005, the Company acquired two apartment communities, containing 308 units, in Austin, Texas.
COMMUNITY INFORMATION

				December 2005	2005
				Average	Average
		Year	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	Units	Per Unit	Occupancy(2)

Georgia
Post Ashford®	Atlanta	1987	222	$778	94.2%
Post Biltmore™(3)	Atlanta	2001	276	1,066	95.5%
Post Briarcliff™	Atlanta	1999	688	1,020	92.4%
Post Brookhaven®	Atlanta	1990-1992(4)	735	912	91.6%
Post Chastain®	Atlanta	1990	558	909	92.9%
Post Collier Hills®	Atlanta	1997	396	937	91.8%
Post Crest®	Atlanta	1996	410	980	93.4%
Post Crossing®	Atlanta	1995	354	1,026	94.3%
Post Dunwoody®	Atlanta	1989-1996(4)	530	934	95.8%
Post Gardens®	Atlanta	1998	397	1,068	89.8%
Post Glen®	Atlanta	1997	314	1,124	94.3%
Post Lenox Park®	Atlanta	1995	206	1,007	94.2%
Post Lindbergh®	Atlanta	1998	396	985	94.0%
Post Oak™	Atlanta	1993	182	959	91.9%
Post Oglethorpe®	Atlanta	1994	250	1,228	93.8%
Post Parkside™	Atlanta	2000	188	1,225	95.4%
Post Peachtree Hills®	Atlanta	1992-1994(4)	300	982	93.4%
Post Renaissance®(5)	Atlanta	1992-1994(4)	342	972	95.3%
Post Ridge®	Atlanta	1998	434	991	95.5%
Post Riverside®	Atlanta	1998	523	1,368	93.9%
Post Spring™	Atlanta	2000	452	944	94.6%
Post Stratford™(5)	Atlanta	2000	250	1,136	93.9%
Post Summit®	Atlanta	1990	148	860	93.0%
Post Valley®	Atlanta	1988	496	658	93.2%
Post Vinings®	Atlanta	1989-1991(4)	403	786	95.0%
Post Woods®	Atlanta	1977-1983(4)	494	851	93.9%

Subtotal/ Average — Georgia			9,944	979	93.6%

Post Properties, Inc.

Post Apartment Homes, L.P.

				December 2005	2005
				Average	Average
		Year	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	Units	Per Unit	Occupancy(2)

Texas
Post Abbey™	Dallas	1996	34	1,718	97.7%
Post Addison Circle™	Dallas	1998-2000(4)	1,334	940	92.5%
Post Cole’s Corner™	Dallas	1998	186	988	94.7%
Post Square™	Dallas	1996	218	1,102	94.9%
Post Gallery™	Dallas	1999	34	2,894	93.3%
Post Heights™	Dallas	1998-1999(4)	368	1,023	95.9%
Post Legacy	Dallas	2000	384	888	95.2%
Post Meridian™	Dallas	1991	133	1,066	94.0%
Post Midtown Square®	Houston	1999-2000(4)	529	912	92.9%
Post Rice Lofts™(5)	Houston	1998	308	1,218	89.4%
Post Uptown Village™	Dallas	1995-2000(4)	496	869	93.9%
Post Vineyard™	Dallas	1996	116	955	94.6%
Post Vintage™	Dallas	1993	161	919	93.0%
Post Wilson Building™(5)	Dallas	1999	143	1,140	89.6%
Post Worthington™	Dallas	1993	332	1,104	94.5%

Subtotal/ Average — Texas			4,776	999	93.3%

Florida
Post Harbour Place™	Tampa	1999-2002(4)	578	1,223	96.6%
Post Hyde Park®	Tampa	1996	389	1,170	98.2%
Post Parkside™	Orlando	1999	245	1,247	98.1%
Post Rocky Point®	Tampa	1996-1998(4)	916	1,058	97.8%

Subtotal/ Average — Florida			2,128	1,145	98.1%

North Carolina
Post Ballantyne	Charlotte	2004	319	1,056	90.1%
Post Gateway Place™	Charlotte	2000	436	982	96.1%
Post Park at Phillips Place®	Charlotte	1998	402	1,180	94.8%
Post Uptown Place™	Charlotte	2000	227	1,023	97.4%

Subtotal/ Average — North Carolina			1,384	1,064	94.9%

Colorado
Post Uptown Square™	Denver	1999-2001(4)	696	922	92.0%

Post Properties, Inc.

Post Apartment Homes, L.P.

				December 2005	2005
				Average	Average
		Year	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	Units	Per Unit	Occupancy(2)

Greater Washington, D.C.
Post Corners at Trinity Centre	Fairfax Co., VA	1996	336	1,327	97.0%
Post Forest®	Fairfax Co., VA	1990	364	1,240	98.7%
Post Tysons Corner™	Fairfax Co., VA	1990	499	1,466	95.7%
Post Pentagon Row™(5)	Arlington Co., VA	2001	504	1,988	97.9%
Post Massachusetts Avenue™(3)	D.C.	2002	269	2,387	93.3%

Subtotal/ Average — Washington, D.C.			1,972	1,660	97.9%

New York
Post Luminaria™	New York	2002	138	3,356	96.7%
Post Toscana™	New York	2003	199	3,451	95.4%

Subtotal/ Average — New York			337	3,412	96.0%

Total			21,237	$1,106	94.4%

(1) Refers to greater metropolitan areas of cities indicated.

(2)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3) These communities are owned in unconsolidated entities (Company equity ownership is 35%).
(4) These dates represent the respective completion dates for multiple phases of a community.
(5) The Company has a leasehold interest in the land underlying these communities.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested. In February 2006, the United States District Court granted the Company’s motion for attorneys’ fees in an amount to be determined by the agreement of the parties, or, alternatively, by the Court.
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case, and his petition remains pending.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT
The persons who are executive officers of the Company and its affiliates and their positions as of February 28, 2006 are as follows:

NAME	POSITIONS AND OFFICES HELD

David P. Stockert	President and Chief Executive Officer
Thomas D. Senkbeil	Executive Vice President and Chief Investment Officer
Thomas L. Wilkes	Executive Vice President and President, Post Apartment Management
Christopher J. Papa	Executive Vice President and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Corporate Secretary
Arthur J. Quirk	Senior Vice President and Chief Accounting Officer

Post Properties, Inc.

Post Apartment Homes, L.P.

The following is a biographical summary of the experience of the executive officers of the Company:
David P. Stockert. Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 43 years old.
Thomas D. Senkbeil. Mr. Senkbeil has been an Executive Vice President and Chief Investment Officer of the Company since June 2003. From July 2000 to December 2002, Mr. Senkbeil was President and Chief Operating Officer of Carter & Associates, a leading regional full-service real estate firm, overseeing the daily operation of Carter’s four business units: Brokerage, Corporate Real Estate Services, Development, and Property Management and Leasing. Prior to joining Carter & Associates, Mr. Senkbeil was Chief Investment Officer and a member of the board of directors at Duke Realty Corporation and its predecessor, Weeks Corporation, from June 1992 to July 2000. Mr. Senkbeil is 56 years old.
Thomas L. Wilkes. Mr. Wilkes has been an Executive Vice President and President of Post Apartment Management since January 2001. From October 1997 through December 2000, he was an Executive Vice President and Director of Operations for Post Apartment Management responsible for the operations of Post communities in the Western United States. Mr. Wilkes was a Senior Vice President of Columbus Realty Trust from December 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a member of the Columbus Group, from its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 46 years old.
Christopher J. Papa. Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 40 years old.
Sherry W. Cohen. Ms. Cohen has been with the Company for twenty one years. Since October 1997, she has been an Executive Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 51 years old.
Arthur J. Quirk. Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk is a Certified Public Accountant. Mr. Quirk is 48 years old.

Post Properties, Inc.

Post Apartment Homes, L.P.

PART II

ITEM 5.	MARKET PRICE OF THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(In thousands, except per share amounts)
The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

			Dividends
Quarter	High	Low	Declared

2004
First Quarter	$29.78	$26.95	$0.45
Second Quarter	30.14	25.95	0.45
Third Quarter	30.99	27.50	0.45
Fourth Quarter	35.70	29.75	0.45

2005
First Quarter	$35.25	$30.13	$0.45
Second Quarter	37.74	30.47	0.45
Third Quarter	40.52	35.86	0.45
Fourth Quarter	42.00	33.83	0.45
On February 28, 2006, the Company had 1,624 common shareholders of record and 42,030 shares of common stock outstanding.
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
During 2005, the Company did not sell any unregistered securities.
There is no established public trading market for the Common Units. On February 28, 2006, the Operating Partnership had 56 holders of record of Common Units and 1,072 Common Units outstanding, excluding the 42,030 of Common Units owned by the Company.
For each quarter during 2005 and 2004, the Operating Partnership paid a cash distribution to holders of Common Units equal in amount to the dividends paid on the Company’s common stock for such quarter.
During 2005, the Operating Partnership did not sell any unregistered securities.
In the fourth quarter of 2004, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2006. In 2005, the Company repurchased approximately 1,031 shares of its common stock totaling approximately $34,400 at an average price of $33.38 under 10b5-1 stock purchase plans, the latest of which will expire May 31, 2006. Under its previous stock repurchase program which expired on December 31, 2004, the Company repurchased $2,268 of common stock and $120,000 of preferred stock and units during 2004. The following table summarizes the Company’s purchases of its equity securities in the three months ended December 31, 2005 (in thousands, except per share amounts).

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

October 1, 2005 to October 31, 2005	282	$35.23	282	$165,600
November 1, 2005 to November 30, 2005	—	—	—	165,600
December 1, 2005 to December 31, 2005	—	—	—	165,600
Total	282	$35.23	282	$165,600

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA
Post Properties, Inc.
(In thousands, except per share and apartment unit data)

	Year Ended December 31,

	2005	2004	2003	2002	2001

STATEMENT OF OPERATIONS DATA
Revenues
Rental	$279,508	$266,191	$253,345	$248,682	$265,035
Other	17,295	16,593	14,814	14,200	14,863
Third-party services(1)	—	—	—	—	14,088

Total revenues	$296,803	$282,784	$268,159	$262,882	$293,986

Income (loss) from continuing operations(2)	$6,628	$(26,282)	$(26,885)	$23,784	$58,792
Income from discontinued operations(3)	135,320	114,501	41,041	36,962	28,748

Income before cumulative effect of accounting change	$141,948	$88,219	$14,156	$60,746	$87,540

Net income(4)	$141,948	$88,219	$14,156	$60,746	$86,927
Dividends to preferred shareholders	(7,637)	(8,325)	(11,449)	(11,449)	(11,768)
Redemption costs on preferred stock and units	—	(3,526)	—	—	(239)

Net income available to common shareholders	$134,311	$76,368	$2,707	$49,297	$74,920

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — basic	$(0.03)	$(0.96)	$(1.02)	$0.33	$1.23
Income from discontinued operations — basic	3.36	2.88	1.09	1.00	0.76
Income before cumulative effect of accounting change (net of preferred dividends and redemption costs) — basic	3.34	1.92	0.07	1.33	1.98
Net income available to common shareholders — basic	3.34	1.92	0.07	1.33	1.97
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — diluted	$(0.03)	$(0.96)	$(1.02)	$0.33	$1.22
Income from discontinued operations — diluted	3.36	2.88	1.09	1.00	0.75
Income before cumulative effect of accounting change (net of preferred dividends and redemption costs) — diluted	3.34	1.92	0.07	1.33	1.97
Net income available to common shareholders — diluted	3.34	1.92	0.07	1.33	1.96
Dividends declared	1.80	1.80	1.80	3.12	3.12
Weighted average common shares outstanding — basic	40,217	39,777	37,688	36,939	38,053
Weighted average common shares outstanding — diluted	40,217	39,777	37,688	36,954	38,268

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,416,335	$2,502,418	$2,596,376	$2,705,215	$2,777,980
Real estate, net of accumulated depreciation	1,899,381	1,977,719	2,085,517	2,258,037	2,371,256
Total assets	1,981,454	2,053,842	2,215,451	2,508,151	2,538,351
Total debt	980,615	1,129,478	1,186,322	1,414,555	1,336,520
Shareholders’ equity	881,009	788,070	796,526	833,699	901,517

OTHER DATA
Cash flow provided by (used in):
Operating activities	$86,761	$79,105	$91,549	$119,763	$161,564
Investing activities	70,293	131,873	234,195	(48,821)	(51,213)
Financing activities	(150,767)	(212,189)	(330,800)	(69,355)	(113,007)
Total stabilized communities (at end of period)	52	65	70	75	78
Total stabilized apartment units (at end of period)	19,675	24,700	27,613	29,199	27,710
Average economic occupancy (fully stabilized communities)(5)	94.5%	93.5%	91.9%	90.9%	94.9%

(1)	Consists of revenues from property management and landscape services provided to properties owned by third parties. These businesses were sold in the fourth quarter of 2001.
(2)	Income (loss) from continuing operations in 2005 includes a $5,267 gain on sale of technology investment and severance charges of $796. Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626. See note 3 to the consolidated financial statements for a discussion of these costs. Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737. See note 7 to the consolidated financial statements for a discussion of these costs. Income from continuing operations in 2001 included the impact of project abandonment, employee severance and other charges totaling $17,450.
(3)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results is not comparable between years.
(4)	Includes the impact of $613, net of minority interest, resulting from the cumulative effect of accounting change from the Company’s adoption of SFAS No. 133 in 2001.
(5)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.9%, 93.0%, 90.8%, 89.1% and 93.8% for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively). Net concessions were $1,019, $621, $2,518, $4,215 and $1,860 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Employee discounts were $420, $442, $535, $660 and $895 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.

Post Apartment Homes, L.P.

Post Apartment Homes, L.P.
(In thousands, except per unit and apartment unit data)

	Year Ended December 31,

	2005	2004	2003	2002	2001

STATEMENT OF OPERATIONS DATA
Revenues
Rental	$279,508	$266,191	$253,345	$248,682	$265,035
Other	17,295	16,593	14,814	14,200	14,863
Third-party services(1)	—	—	—	—	14,088

Total revenues	$296,803	$282,784	$268,159	$262,882	$293,986

Income (loss) from continuing operations(2)	$6,575	$(25,088)	$(25,652)	$31,073	$70,686
Income from discontinued operations(3)	142,472	122,265	45,749	42,045	32,646

Income before cumulative effect of accounting change	$149,047	$97,177	$20,097	$73,118	$103,332

Net income(4)	$149,047	$97,177	$20,097	$73,118	$102,637
Distributions to preferred unitholders	(7,637)	(12,105)	(17,049)	(17,049)	(17,368)
Redemption costs on preferred units	—	(3,526)	—	—	(239)

Net income available to common unitholders	$141,410	$81,546	$3,048	$56,069	$85,030

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — basic	$(0.03)	$(0.96)	$(1.02)	$0.33	$1.23
Income from discontinued operations — basic	3.36	2.88	1.09	1.00	0.76
Income before cumulative effect of accounting change (net of preferred distributions and redemption costs) — basic	3.34	1.92	0.07	1.33	1.98
Net income available to common unitholders — basic	3.34	1.92	0.07	1.33	1.97
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — diluted	$(0.03)	$(0.96)	$(1.02)	$0.33	$1.22
Income from discontinued operations — diluted	3.36	2.88	1.09	1.00	0.75
Income before cumulative effect of accounting change (net of preferred distributions and redemption costs) — diluted	3.34	1.92	0.07	1.33	1.97
Net income available to common unitholders — diluted	3.34	1.92	0.07	1.33	1.96
Distributions declared	1.80	1.80	1.80	3.12	3.12
Weighted average common units outstanding — basic	42,353	42,474	42,134	42,021	43,212
Weighted average common units outstanding — diluted	42,353	42,474	42,134	42,036	43,427
BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,416,335	$2,502,418	$2,596,376	$2,705,215	$2,777,980
Real estate, net of accumulated depreciation	1,899,381	1,977,719	2,085,517	2,258,037	2,371,256
Total assets	1,981,454	2,053,842	2,215,451	2,508,151	2,538,351
Total debt	980,615	1,129,478	1,186,322	1,414,555	1,336,520
Partners’ equity	907,773	831,411	928,935	993,976	1,077,670
OTHER DATA
Cash flow provided by (used in):
Operating activities	$86,761	$79,105	$91,549	$119,763	$161,564
Investing activities	70,293	131,873	234,195	(48,821)	(51,213)
Financing activities	(150,767)	(212,189)	(330,800)	(69,355)	(113,007)
Total stabilized communities (at end of period)	52	65	70	75	78
Total stabilized apartment units (at end of period)	19,675	24,700	27,613	29,199	27,710
Average economic occupancy (fully stabilized communities)(5)	94.5%	93.5%	91.9%	90.9%	94.9%

(1)	Consists of revenues from property management and landscape services provided to properties owned by third parties. These businesses were sold in the fourth quarter of 2001.
(2)	Income (loss) from continuing operations in 2005 includes a $5,267 gain on sale of technology investment and severance charges of $796. Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626. See note 3 to the consolidated financial statements for a discussion of these costs. Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737. See note 7 to the consolidated financial statements for a discussion of these costs. Income from continuing operations in 2001 included the impact of project abandonment, employee severance and other charges totaling $17,450.
(3)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results are not comparable between years.
(4)	Includes the impact of $695 resulting from the cumulative effect of accounting change from the Company’s adoption of SFAS No. 133 in 2001.
(5)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.9%, 93.0%, 90.8%, 89.1% and 93.8% for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively). Net concessions were $1,019, $621, $2,518, $4,215 and $1,860 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Employee discounts were $420, $442, $535, $660 and $895 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except apartment unit data)
Company Overview
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2005, the Company owned 21,442 apartment units in 58 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 205 apartment units currently under development in one community. The Company is also developing 145 for-sale condominium homes and is converting 597 apartment units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2005, approximately 46.8%, 18.5%, 9.3% and 8.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.
The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, is generally not subject to federal income tax on the income it distributes to its shareholders.
At December 31, 2005, the Company owned approximately 96.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 3.3% common minority interest in the Operating Partnership.
In prior years, beginning in 2001 and leading into 2004, the multifamily apartment sector was adversely impacted by the supply of multifamily apartments outpacing demand, due primarily to the availability of capital and the low interest rate environment, demand for multifamily apartments that was adversely impacted by weakness in the overall U.S. economy and the job market, as well as increased rates of homeownership due primarily to historically low mortgage interest rates. In particular, the Sunbelt markets in which a substantial portion of the Company’s apartment communities are located were adversely impacted.
In 2005, the Company’s operating results benefited from improved fundamentals in the multifamily apartment market. The Company believes that fundamentals improved due primarily to improved job growth and overall growth in the U.S. economy, increasing mortgage interest rates and single-family housing prices which have decreased the affordability of housing, and moderation in the supply of new market-rate apartments in the primary markets and submarkets where the Company operates. The Company expects that these factors will continue to favorably impact apartment market fundamentals in 2006.
The Company has also been active over the past several years repositioning its real estate portfolio and building its development and value creation capabilities centered upon its Southeast, Southwest and Mid-Atlantic regions. During this time, the Company has been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer met the Company’s growth objectives. The Company’s asset sales program has been consistent with its strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from its asset sales to strengthen its balance sheet, by reducing high-coupon preferred equity and debt, and reinvesting in assets that the Company believes demonstrate better growth potential.
In this regard, the Company acquired a 499-unit apartment community located in the greater Washington, D.C. area in 2004, a 319-unit apartment community located in Charlotte, North Carolina in 2005, and two apartment communities located in Austin, Texas in early 2006, consisting of 160 units and 148 units, respectively. The Company also re-commenced development activities with its start of a new 350-unit mixed-use, for-rent apartment and for-sale condominium project located in Alexandria, Virginia at the end of 2004. The Company expects to begin delivering apartment homes at this project in the third quarter of 2006, and condominium homes late in the fourth quarter of 2006 or in the first quarter of 2007. The Company also expects to begin additional development projects in 2006.
In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. As a result, the Company

Post Properties, Inc.

Post Apartment Homes, L.P.

launched a new for-sale brand, Post Preferred Homestm, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing assets into upscale for-sale housing in several key markets.
During 2005, the Company, through a taxable REIT subsidiary, commenced the conversion of three existing apartment communities consisting of a total of 382 units into for-sale condominium homes, including one in an unconsolidated entity, located in Atlanta, Georgia, Dallas, Texas and Tampa, Florida. One of these communities, containing 134 units, located in Tampa, Florida, was completely sold out in 2005. The other two communities are expected to be substantially sold out in 2006. During 2006, the Company, through a taxable REIT subsidiary, also commenced the conversion of a portion of two additional existing apartment communities consisting of a total of 349 units into for-sale condominium homes, located in Houston, Texas and Tampa, Florida. These two communities are expected to begin sales of condominium homes in the second quarter of 2006. There can be no assurances, however, that the sale of for-sale condominium homes will close.
The Company’s expansion into for-sale condominium housing exposes the Company to new risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. See Risk Factors elsewhere in this Form 10-K where discussed further.
The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 5.0% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations”.
Disclosure Regarding Forward-Looking Statements
Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the three months ended March 31, 2006 and the year ended December 31, 2006 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred in 2006), anticipated apartment community sales in 2006 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium units, development of new for-sale condominium housing and the related sales of the for-sale condominium units, anticipated future acquisition and development activities, accounting recognition and measurement of guarantees, anticipated refinancing and other new financing needs, the anticipated dividend level in 2006, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2-3 in this Annual Report on Form 10-K;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;
•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium units and development locations;
•	The Company’s ability to obtain financing or self-fund the development or acquisition of additional apartment communities and for-sale condominium housing;

Post Properties, Inc.

Post Apartment Homes, L.P.

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;
•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;
•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with environmental and other regulatory matters, including the Americans with Disabilities Act and the Fair Housing Act;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and
•	Other factors, including the risk factors discussed on pages 7 through 15 in this Annual Report on Form 10-K.

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
Critical Accounting Policies and New Accounting Pronouncements
In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. Also discussed in note 1 to the consolidated financial statements, there are new accounting pronouncements issued in 2005 and 2004 that may have an impact on future reported results. The potential impact of certain new pronouncements on the Company is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities and developing, converting and selling for-sale condominiums, its critical accounting policies, ones that are subject to significant management estimates and adjustments, relate to cost capitalization, asset impairment evaluation and revenue and profit recognition of for-sale condominium activities.
For communities under development, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development can fluctuate significantly from year to year based on the level of projects under development and to a lesser extent, changes in the weighted average interest rate used in the calculation. For the years ended December 31, 2005, 2004 and 2003, the Company capitalized interest totaling $2,907, $1,078 and $3,555, respectively. The increase in 2005 primarily relates to increased development activity as the Company is initiating new projects. The decline from 2003 to 2004 was principally due to an intentional reduction in the size of the Company’s development pipeline. The weighted average interest rates used in the calculation of the capitalized interest amounts ranged from 6.5% in 2005 to 7.0% in 2003 and, as a result, were not the primary driver of the changes in interest capitalization discussed above. In future periods, the Company anticipates an increase in development activity which will result in increased interest capitalization over 2005 levels. Aggregate interest capitalization increases are expected even as the average interest rate used in the calculation is expected to be substantially the same as in 2005. Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. Future increases in long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and cause interest amounts capitalized to increase.
Internal personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. As the Company intentionally slowed its development efforts due to a weaker economic environment in 2003 and 2004, the Company capitalized less to development projects. The Company elected to retain certain development personnel and capabilities during this period in order to position the Company for increased development activities in future years. In 2004 and 2003, the Company expensed $1,651 and $1,423, respectively, of development personnel and associated costs. In 2005, the Company increased its development personnel in three regional geographic areas in anticipation of increased development activity in 2005 and in future periods. In 2005, the Company expensed $3,165 of development personnel and associated costs. If future development volume increases over 2005 levels, the majority of such costs may be capitalized to development projects.

Post Properties, Inc.

Post Apartment Homes, L.P.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets (capitalization rates generally ranged from 4.5% to 6.0% at December 31, 2005) and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). At December 31, 2005 and 2004, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record future impairment charges. As discussed in note 5 to the consolidated financial statements, the Company recorded impairment losses in 2004 and 2003 on assets held for sale or for investment under the application of its policies.
In 2005, the Company entered into the for-sale condominium business through the conversion of three apartment communities (including one held in an unconsolidated entity) into condominiums. Under SFAS No. 66, the Company recognizes revenue and the resulting profit from condominium sales based on the relevant facts and circumstances associated with each condominium project. For condominium conversion projects, revenues are recognized upon the closing of each sale transaction (the “Completed Contract Method”), as all conditions for full profit recognition are generally met at the time and the conversion construction periods are typically very short. In 2005, all condominium sales were at condominium conversion projects.
Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, project cost of sale allocations and profits are adjusted to reflect changes in the actual and estimated costs and estimated revenues of each project. Unexpected increases or decreases in estimated project revenues and project costs could cause future cost of sale and profit margin amounts recognized in the financial statements to be different than the amounts recognized in prior periods. Due to the sell out and substantial sell out of two of the three conversion communities in 2005, the Company does not expect the impact of these estimates to have a material impact on the profit margins recognized in 2005. As the Company continues to be active in the condominium business in future periods, the changes in such estimates would have a more significant impact on reported results.
For newly developed condominiums, the Company will evaluate the factors specified in SFAS No. 66 to determine the appropriate method of accounting for each project (either the “Percentage of Completion Method” or the Completed Contract Method). The factors used to determine the appropriate method are a determination of whether: the purchaser is legally committed to closing in the real estate contract; the construction of the project is beyond a preliminary phase; sufficient units have been contracted to ensure the project will not revert to a rental project; the aggregate project sale proceeds and costs can be reasonably estimated; and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated profit would be recognized over the project construction period based on the ratio of total project costs incurred to estimated total project costs. The determination of the profit margins to be reported also requires an estimate of the estimated aggregate revenues to be generated from condominium sales. Increases in estimated revenues and decreases in estimated costs over time would lead to increased profit recognition in future periods. Likewise, decreases in estimated revenues and increases in estimated costs over time would lead to reductions in profit margins in future periods. Additionally, contracts terminated prior to closing under the Percentage of Completion Method would result in the reversal of previously recognized profits and such amounts could be material under market conditions that would lead to a general market value decline for condominiums.
At December 31, 2005, the Company has one new condominium project under development with approximately 50% of the condominium units under contract. As the initial and continuing cash investments received do not meet the requirements of SFAS No. 66, as well as other factors, the Company has concluded that this project will be accounted for under the Completed Contract Method, similar to the accounting for condominium conversion projects discussed above.
SFAS No. 123R, “Share-Based Payment”, was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock

Post Properties, Inc.

Post Apartment Homes, L.P.

options and other forms of stock-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The provisions of SFAS No. 123R were effective on January 1, 2006. The Company adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R will not have a significant impact on the Company’s financial position or results of operations.
FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. FIN 47 is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and addressed liability recognition issues under SFAS No. 143 related to the timing and/or method of settlement of retirement obligations that are conditional on future events. FIN 47 was effective as of December 31, 2005. The Company has assessed the impact of FIN 47 and has determined that the provisions of FIN 47 did not have a material impact on the Company’s financial position or results of operations at December 31, 2005. The application of FIN 47 requires significant management estimates and judgments regarding the impact of future events. Management believes it has applied reasonable judgments and estimates in reaching its determination. As a multifamily company, the Company’s operations do not generally give rise to the types of retirement obligations requiring accounting recognition. In future periods, the Company could acquire land or older operating assets that may contain conditions requiring the recognition of liabilities under FIN 47.
The Emerging Issues Task Force issued EITF No. 04-05 (“EITF No. 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF No. 04-05 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-05 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Company does not believe that the adoption of EITF No. 04-05 will have a material impact on the Company’s financial position or results of operations.
Results of Operations
The following discussion of results of operations should be read in conjunction with the consolidated statements of operations, the accompanying selected financial data and the community operations/segment performance information included below.
The Company’s revenues and earnings from continuing operations are generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating apartment communities based on the period each community reaches stabilized occupancy. The Company generally considers a community to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy on the first day of any month or (2) one year after completion of construction.
For the year ended December 31, 2005, the Company’s portfolio of operating apartment communities, excluding two communities held in unconsolidated entities, consisted of the following: (1) 52 communities that were completed and stabilized for all of the current and prior year, (2) one community that achieved full stabilization during 2004, (3) portions of two communities that are being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1 to the consolidated financial statements), and (4) two communities that were acquired in 2005 and 2004. These operating segments exclude the operations of apartment communities classified as discontinued operations, condominium conversion communities classified as discontinued operations and apartment communities held in unconsolidated entities for the years presented.

Post Properties, Inc.

Post Apartment Homes, L.P.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease up deficits for the years ended December 31, 2005, 2004 and 2003 were $0, $0 and $3,574, respectively.
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
Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2005 and 2004 is summarized as follows:

	Year Ended December 31,

	2005	2004	% Change

Rental and other property revenues
Fully stabilized communities(1)	$250,583	$243,430	2.9%
Communities stabilized in 2004	7,184	7,007	2.5%
Condominium conversion communities(2)	5,485	5,716	(4.0)%
Acquired communities(3)	10,808	4,477	141.4%
Other property segments(4)	22,488	21,154	6.3%

	296,548	281,784	5.2%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities(1)	97,160	94,284	3.1%
Communities stabilized in 2004	2,227	2,122	4.9%
Condominium conversion communities(2)	1,872	2,041	(8.3)%
Acquired communities(3)	3,578	1,313	172.5%
Other property segments and other expenses(5)	29,173	27,593	5.7%

	134,010	127,353	5.2%

Property net operating income(6)	$162,538	$154,431	5.2%

Capital Expenditures
Recurring capital expenditures:(7)(8)
Carpet	$3,044	$2,572	18.4%
Other	6,140	5,282	16.2%

Total	$9,184	$7,854	16.9%

Non-recurring capital expenditures	$4,463	$3,712	20.2%

Average apartment units in service	20,853	20,726	0.6%

(1)	Communities which reached stabilization prior to January 1, 2004.
(2)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144.

Post Properties, Inc.

Post Apartment Homes, L.P.

(3)	Communities acquired subsequent to January 1, 2004.
(4)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $255 and $1,000 for the years ended December 31, 2005 and 2004, respectively.
(5)	Other expenses include certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.
(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year Ended December 31,

	2005	2004

Total same store NOI	$153,423	$149,146
Property NOI from other operating segments	9,115	5,285

Consolidated property NOI	162,538	154,431
Add (subtract):
Other revenues	255	1,000
Interest income	661	817
Minority interest in consolidated property partnerships	239	671
Depreciation	(76,248)	(79,473)
Interest expense	(58,898)	(63,552)
Amortization of deferred financing costs	(4,661)	(4,304)
General and administrative	(18,307)	(18,205)
Investment, development and other expenses	(5,242)	(2,930)
Severance charges	(796)	—
Equity in income of unconsolidated entities	1,767	1,083
Gain on sale of technology investment	5,267	—
Termination of debt remarketing agreement (interest expense)	—	(10,615)
Loss on early extinguishment of indebtedness	—	(4,011)
Minority interest of preferred unitholders	—	(3,780)
Minority interest of common unitholders	53	2,586

Income (loss) from continuing operations	6,628	(26,282)
Income from discontinued operations	135,320	114,501

Net income	$141,948	$88,219

(7)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(8)	A reconciliation of property capital expenditures from continuing operations to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Year Ended December 31,

	2005	2004

Recurring capital expenditures
Continuing operations	$9,184	$7,854
Discontinued operations	737	2,030

Total recurring capital expenditures per statements of cash flows	$9,921	$9,884

Non-recurring capital expenditures
Continuing operations	$4,463	$3,712
Discontinued operations	45	893

Total non-recurring capital expenditures per statements of cash flows	$4,508	$4,605

The Operating Partnership reported net income available to common unitholders of $141,410 and $81,546 for the years ended December 31, 2005 and 2004, respectively, and the Company reported net income available to common shareholders of $134,311 and $76,368 for the years ended December 31, 2005 and 2004, respectively. The improvement in net income in 2005 compared to 2004 primarily reflected increased gains on sales of real estate assets of $27,498 ($26,958 net of minority interest and income taxes) and a gain of $5,267 ($5,003 net of minority interest) on the sale of technology investment between years. The change between years was also impacted by accounting charges in 2004 of $20,987 ($19,637 net of minority interest) relating to losses on early debt extinguishments, costs of terminating a debt remarketing agreement (interest expense) and asset impairment charges compared to debt extinguishment losses of $3,220 ($3,043 net of minority interest) in 2005. Additionally, net income was higher in 2005 due to the improved operating performance of the Company’s stabilized communities and reduced interest expense. These items are discussed in more detail in the sections below.
Rental and other revenues increased $14,764 or 5.2% from 2004 to 2005 primarily due to increased revenues from the Company’s stabilized communities of $7,153 or 2.9% and from the Company’s newly stabilized and acquired

Post Properties, Inc.

Post Apartment Homes, L.P.

communities of $6,508 or 56.7%. The revenue increase from stabilized communities is discussed below. The revenue increase from newly stabilized communities in 2005 reflects a full year of operating performance in 2005 for the one community compared to a partial lease-up year in 2004. The revenue increase from acquired communities reflects the acquisition of one community in May 2005 and one community in June 2004. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $6,657 or 5.2% primarily due to increased expenses from stabilized communities and acquisition communities. The expense increase from stabilized communities is discussed below. The expense increase from acquisition communities reflects the full year of expenses from one community acquired in June 2004 and a partial year of expenses for the community acquired in May 2005.
In 2005, gains on sales of real estate assets from discontinued operations represent the net gains of $16,218 ($15,404 net of minority interest and provision for income taxes) from condominium sales at the Company’s condominium conversion communities and gains of $124,425 ($117,593 net of minority interest) on the sale of six communities containing 3,047 units. The sales of the six communities generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers. In 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities containing 3,880 units, and certain land parcels. These sales generated net proceeds of approximately $242,962, including $104,325 of tax-exempt debt assumed by the purchasers. The Company plans to continue to be a seller of communities based on an assessment of market conditions and consistent with its investment strategy of recycling investment capital to fund new development and acquisition activities in its core markets.
Depreciation expense decreased $3,225, or 4.1% from 2004 to 2005 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2004 and early 2005 offset by increased depreciation from communities acquired in 2005 and 2004.
Interest expense (excluding $10,615 in 2004 of costs associated with the termination of a debt remarketing agreement — discussed below) decreased $4,654 or 7.3% from 2004 to 2005 due to reduced interest costs resulting from the refinancing of approximately $112,000 of debt at lower fixed interest rates, net debt repayments of fixed rate unsecured indebtedness of approximately $100,000 during 2005 and due to $1,829 of increased capitalized interest to development properties between years.
In 2004, the Company terminated a remarketing agreement related to its $100,000, 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) due March 2015. In connection with the termination of the remarketing agreement, the Company paid $10,615, including transaction expenses. Under the terms of the remarketing agreement, the remarketing agent had the right to remarket the $100,000 unsecured notes in March 2005 for a ten-year term at an interest rate calculated as 5.715% plus the Company’s then current credit spread to the ten-year treasury rate. As a result of the termination of the remarketing agreement, the underlying debt matured and was repaid in March 2005.
The loss on early extinguishment of indebtedness included in continuing operations in 2004 of $4,011 represented the debt repurchase premiums, transactions expenses and the write-off of unamortized deferred financing costs associated with the early retirement of debt. In October 2004, the Company purchased and retired $87,957 of the Company’s 8.125% medium term, unsecured notes through a tender offer. The debt was originally scheduled to mature in 2005. The Company retired a portion of this debt prior to maturity to take advantage of favorable lower interest rates in late 2004 and to reduce its debt refinancing risk in 2005.
General and administrative expenses increased $102 or 0.6% from 2004 to 2005 primarily due to increased compensation, incentive compensation and board compensation costs offset by reduced legal, consulting and corporate governance expenses in 2005. The increase in annual compensation reflects annual compensation increases and increased bonuses paid to corporate employees in 2005 due to improved Company performance. The increase in incentive compensation reflects the increased amortization of incentive stock awards as option award expense recognition has increased due to the full phase-in of SFAS No. 123 over an approximately three year vesting period that began in 2003. Additionally, incentive compensation increased due to increased restricted stock and shareholder value plan award amortization (phased in over an approximately three year vesting period as restricted stock and shareholder value plan awards began to be granted annually beginning in 2003). Increased board compensation costs resulted from increases in a director variable deferred compensation plan which resulted from increases in the Company’s stock price. This director plan was amended in the third quarter of 2005. As a result, future changes in the Company’s stock price are not expected to have an impact on board compensation costs. These increases were offset by reduced legal expenses of $834 between years primarily due to reduced expenses associated with shareholder proxy proposals, the settlement with the Company’s former chairman and

Post Properties, Inc.

Post Apartment Homes, L.P.

CEO in 2004 and with shareholder litigation between periods. The decrease in consulting expenses of approximately $620 between periods related to portfolio valuation and software selection services incurred in 2004. Corporate governance expenses decreased approximately $307 due to a reduction in the costs of Sarbanes/ Oxley compliance in the second full year of those regulations.
In 2005, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2005 presentation. The reclassified expenses primarily included certain investment group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities.
Investment, development and other costs increased $2,312 or 78.9% from 2004 to 2005. Investment, development and other costs of $5,242 in 2005 include $1,546 of executive and administrative functions, $3,165 of development personnel and associated costs and land carry costs not allocable to development projects and $531 of sales and marketing costs associated with for-sale condominium developments which are not capitalized. Investment, development and other costs of $2,930 in 2004 consisted of $1,279 of executive and administrative functions and $1,651 of development personnel and associated costs and land carry expenses not allocable to development projects. The majority of the increase in development personnel and associated costs of $1,514, which was primarily due to the addition of new development personnel and to establishing development capabilities in three regional geographic areas in mid to late 2004 and into 2005.
Equity in income of unconsolidated real estate entities increased from $1,083 in 2004 to $1,767 in 2005. This increase was primarily due to improving apartment market fundamentals resulting in improved operating performance of the two communities held by the entities and increased profits resulting from condominium sales at one of the unconsolidated entities that began the conversion of its apartments into for-sale condominiums in 2005. The first closings of condominium units began in the second quarter of 2005. In 2005, the unconsolidated entity closed 45 condominium units generating net gains to the Company of approximately $612.
Recurring and nonrecurring capital expenditures from continuing operations increased $2,081 or 18.0% from 2004 to 2005. The increase in capital expenditures included one capital project related to corrective improvements associated with compliance with ADA regulations and the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items).

Post Properties, Inc.

Post Apartment Homes, L.P.

Fully Stabilized (Same Store) Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2005 to 2004 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2004. This portfolio consisted of 52 communities with 19,675 units, including 25 communities with 9,668 units (49.1%) located in Atlanta, Georgia, 13 communities with 3,939 units (20.0%) located in Dallas, Texas, three communities with 1,883 units (9.6%) located in Tampa, Florida, three communities with 1,204 units (6.1%) located in Washington D.C. and eight communities with 2,981 units (15.2%) located in other markets. The operating performance of these communities is summarized as follows:

	Year Ended December 31,

	2005	2004	% Change

Rental and other revenues	$250,583	$243,430	2.9%
Property operating and maintenance expenses (excluding depreciation and amortization)	97,160	94,284	3.1%

Same store net operating income(1)	$153,423	$149,146	2.9%

Capital expenditures(2)
Recurring
Carpet	$2,673	$2,422	10.4%
Other	5,705	5,130	11.2	%(5)

Total recurring	8,378	7,552	10.9	%(5)
Non-recurring	3,385	2,968	14.0	%(5)

Total capital expenditures(A)	$11,763	$10,520	11.8	%(5)

Total capital expenditures per unit(A÷19,675 units)	$598	$535	11.8	%(5)

Average monthly rental per apartment unit(3)	$1,048	$1,029	1.8%

Average economic occupancy(4)	94.5%	93.6%	0.9%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 30 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year Ended
	December 31,

	2005	2004

Recurring capital expenditures by operating segment
Fully stabilized	$8,378	$7,552	(5)
Stabilized in prior year	13	25
Condominium conversion communities	132	84	(5)
Acquired	488	166
Other property segments, including discontinued operations	910	2,057

Total recurring capital expenditures per statements of cash flows	$9,921	$9,884

Non-recurring capital expenditures by operating segment
Fully stabilized	$3,385	$2,968	(5)
Stabilized in prior year	—	—
Condominium conversion communities	75	263	(5)
Acquired	69	5
Other property segments, including discontinued operations	979	1,369

Total non-recurring capital expenditures, per statements of cash flows	$4,508	$4,605

The Company uses same store recurring and non-recurring capital expenditures as cash flow measures. Same store recurring and non- recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store recurring and non-recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, condominium conversion communities, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that it’s presentation of same store recurring and non-recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store recurring and non-recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “recurring capital expenditures” and “non-recurring capital expenditures.”

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units. In the fourth quarter of 2005, the Company adjusted its stated market rents at the majority of its communities to be more reflective of current market conditions. The impact of this change is estimated to have reduced the average monthly rental rate per unit by less than 1% for the year ended December 31, 2005.

Post Properties, Inc.

Post Apartment Homes, L.P.

(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. In the fourth quarter of 2005, the Company adjusted its stated market rents at the majority of its communities to be more reflective of current market conditions. The impact of this change is estimated to have increased the computed average economic occupancy amounts by less than 1% for the year ended December 31, 2005. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 93.9% and 93.1% for the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, net concessions were $1,019 and $746, respectively, and employee discounts were $420 and $456, respectively.
(5)	These amounts were adjusted from previously reported amounts to properly reflect capital expenditures for partial condominium conversion communities and for stabilized communities.

Rental and other revenues increased $7,153 or 2.9% from 2004 to 2005. This increase resulted primarily from a 1.8% increase in the average monthly rental rate per apartment unit and an increase in average economic occupancy of the portfolio from 93.6% to 94.5%. This increase in average rental rates resulted in a revenue increase of approximately $4,356 between years. The occupancy increase resulted in lower vacancy losses of $1,707. Additionally, other property revenues increased $1,368 as a result of higher up-front leasing fees and higher utility reimbursements from residents due to increased utility expenses, but were offset somewhat by higher net concessions of $278 due to the impact of straight-lining net rentals and concessions under generally accepted accounting principles. Overall, the improving performance of the operating portfolio reflects gradually improving market conditions with the Company’s operations in all of its markets reporting increased revenues over the prior year. With modestly increasing occupancy rates in 2005, the Company’s strategy continues to be focused on increasing average rental rates in 2006 as the Company’s markets continue to show general economic improvement. See the “Outlook” section below for a discussion of trends for 2006.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,876 or 3.1% from 2004 to 2005. This increase was primarily due to increased utility expenses of $1,356 or 11.1%, increased maintenance and repairs expenses of $1,446 or 14.2% and increased ground rent expenses of $1,286 or 94.1%, offset by decreased property tax expenses of $1,010 or 3.2% and decreased insurance expenses of $671 or 14.1%. Utility expenses increased primarily due to higher electricity rates at certain properties in the Company’s Texas markets and generally higher rates for all utilities in the second half of 2005. Repairs and maintenance expenses increased primarily due to increased exterior painting costs of $1,165 between periods. The increase in ground rent expense of $1,286 reflects the impact of straight-lining long-term ground lease payments associated with leases with stated rent escalations (the straight-lining of ground rents resulted in $1,251 of the increase) in 2005. The decrease in property tax expenses in 2005 reflected reduced tax expense from favorable tax valuations from taxing authorities in 2005 and from prior year tax settlements recorded in 2005. Insurance expenses declined in 2005 due primarily to favorable loss experience on the Company’s property insurance program. See the “Outlook” section below for a discussion of trends for 2006.

Post Properties, Inc.

Post Apartment Homes, L.P.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2004 to 2003 comparison, the operating community categories were based on the status of each community as of December 31, 2004. As a result, these categories are different from the operating community categories used in the 2005 to 2004 comparison discussed earlier in this section. Further, the amounts reported in the table below have been adjusted from the amounts reported in the Company’s December 31, 2004 financial statements due to the restatement impact of reclassifying the operating results of assets designated as held for sale in 2005 to discontinued operations under SFAS No. 144 (see the related discussion under the caption, “Discontinued Operations”). The operating performance from continuing operations for all of the Company’s apartment communities combined for the years ended December 31, 2004 and 2003 is summarized as follows:

	Year Ended December 31,

	2004	2003	% Change

Rental and other property revenues
Fully stabilized communities(1)	$233,309	$231,437	0.8%
Communities stabilized in 2003	15,784	14,695	7.4%
Development and lease-up communities(2)	7,001	2,006	249.0%
Acquired communities(3)	4,472	—	—
Other property segments(4)	21,218	19,564	8.5%

	281,784	267,702	5.3%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities(1)	90,349	86,751	4.1%
Communities stabilized in 2003	5,933	5,854	1.3%
Development and lease-up communities(2)	2,122	1,893	12.1%
Acquired communities(3)	1,309	—	—
Other property segments and other expenses(5)	27,640	23,273	18.8%

	127,353	117,771	8.1%

Property net operating income(6)	$154,431	$149,931	3.0%

Capital Expenditures
Recurring capital expenditures:(7)(8)
Carpet	$2,618	$1,760	48.8%
Other	5,237	4,143	26.4%

Total	$7,855	$5,903	33.1%

Non-recurring capital expenditures	$3,712	$4,267	(13.0)%

Average apartment units in service	20,726	20,607	0.6%

(1)	Communities which reached stabilization prior to January 1, 2003.
(2)	Communities in the “construction”, “development” or “lease-up” stage during 2003 and, therefore, not considered fully stabilized for all of the periods presented.
(3)	Communities acquired subsequent to January 1, 2003.
(4)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $1,000 and $457 for the years ended December 31, 2004 and 2003, respectively.
(5)	Other property segments and other expenses include expenses associated with commercial properties and furnished apartment rentals as well as certain indirect central office operating expenses related to management and grounds maintenance.

Post Properties, Inc.

Post Apartment Homes, L.P.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year Ended
	December 31,

	2004	2003

Total same store NOI	$142,960	$144,686
Property NOI from other operating segments	11,471	5,245

Consolidated property NOI	154,431	149,931
Add (subtract):
Other revenues	1,000	457
Interest income	817	894
Minority interest in consolidated property partnerships	671	1,605
Depreciation	(79,473)	(77,595)
Interest expense	(63,552)	(61,640)
Amortization of deferred financing costs	(4,304)	(3,801)
General and administrative	(18,205)	(13,841)
Investment, development and other costs	(2,930)	(2,715)
Termination of debt remarketing agreement (interest expense)	(10,615)	—
Loss on early extinguishment of indebtedness	(4,011)	—
Proxy contest and related costs	—	(5,231)
Severance charges	—	(21,506)
Equity in income of unconsolidated entities	1,083	7,790
Minority interest of preferred unitholders	(3,780)	(5,600)
Minority interest of common unitholders	2,586	4,367

Loss from continuing operations	(26,282)	(26,885)
Income from discontinued operations	114,501	41,041

Net income	$88,219	$14,156

(7)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(8)	A reconciliation of property capital expenditures from continuing operations to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Year Ended
	December 31,

	2004	2003

Recurring capital expenditures
Continuing operations	$7,854	$5,903
Discontinued operations	2,030	3,570

Total recurring capital expenditures per statements of cash flows	$9,884	$9,473

Non-recurring capital expenditures
Continuing operations	$3,712	$4,267
Discontinued operations	893	885

Total non-recurring capital expenditures per statements of cash flows	$4,605	$5,152

The Operating Partnership reported net income available to common unitholders of $81,546 and $3,048 for the years ended December 31, 2004 and 2003, respectively, and the Company reported net income available to common shareholders of $76,368 and $2,707 for the years ended December 31, 2004 and 2003, respectively. The improvement in net income in 2004 compared to 2003 primarily reflected increased gains on property sales of $72,947 ($69,542 net of minority interest) between years. The change between years was also impacted by larger accounting charges in 2003 of $44,199 ($39,232 net of minority interest) relating to severance, proxy contest and asset impairment charges compared to expense items in 2004 of $20,987 ($19,637 net of minority interest) relating to losses on early debt extinguishments, costs of terminating a debt remarketing agreement (interest expense) and asset impairment charges. These items are discussed in more detail in the sections below along with a discussion of the changes in the operating performance of the Company’s assets.
Rental and other revenues increased $14,082 or 5.3% from 2003 to 2004 primarily due to increased revenues from the Company’s lease-up and acquired communities of $9,467 or 471.9%. In addition, revenues from stabilized communities and newly stabilized communities increased from 2003 to 2004 due to improving market conditions between years. The revenue increase from lease-up communities in 2004 reflects almost a full year of operating performance in 2004 for the one community compared to an initial lease-up period in 2003. The revenue increase from acquired communities reflects the acquisition of one community in June 2004. Property operating and

Post Properties, Inc.

Post Apartment Homes, L.P.

maintenance expenses (exclusive of depreciation and amortization) increased $9,582 or 8.1% primarily due to increased expenses from stabilized communities and increased management division expenses. The expense increase from stabilized communities is discussed below. The management division expense increase primarily reflects the impact of casualty losses to repair hurricane damage of $1,321 to the Company’s Florida communities, severance costs of $569 relating to the elimination of certain positions resulting from asset sales and other expense increases due to the increased volume of corporate apartment business in 2004.
In 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities containing 3,880 units, and certain land parcels. These sales generated net proceeds of approximately $242,962, including $104,325 of tax-exempt debt assumed by the purchasers. In 2003, the Company recognized net gains from discontinued operations of $40,792 ($36,497 net of minority interest) on the sale of four communities containing 1,844 units and certain land parcels. These sales generated net proceeds of approximately $163,560.
Depreciation expense increased $1,878, or 2.4% from 2003 to 2004 primarily due to depreciation on a community acquired in June 2004 and due to increased depreciation on a lease-up community that was placed in service in 2003.
Interest expense (excluding $10,615 of costs associated with the termination of a debt remarketing agreement — discussed below) increased $1,912 or 3.1% from 2003 to 2004 primarily due to a $2,477 reduction in capitalized interest to development properties between years as the Company’s prior year development pipeline transitioned to operating properties through early 2003. Excluding the reduction in capitalized interest between periods, the combined interest expense in continuing and discontinued operations decreased by $4,253 or 5.7% between years. This decrease results from lower overall debt levels between years and lower interest rates on unsecured public debt refinanced in 2004. Lower debt levels in 2004 were a result of the partial use of 2003 and 2004 asset sales proceeds to reduce debt.
In December 2004, the Company terminated a remarketing agreement related to its $100,000, 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) due March 2015. In connection with the termination of the remarketing agreement, the Company paid $10,615, including transaction expenses. Under the terms of the remarketing agreement, the remarketing agent had the right to remarket the $100,000 unsecured notes in March 2005 for a ten-year term at an interest rate calculated as 5.715% plus the Company’s then current credit spread to the ten-year treasury rate. As a result of the termination of the remarketing agreement, the underlying debt matured and was repaid in March 2005.
The loss on early extinguishment of indebtedness in 2004 of $4,011 represented the debt repurchase premiums, transaction expenses and the write-off of unamortized deferred financing costs associated with the early retirement of debt. In October 2004, the Company purchased and retired $87,957 of the Company’s 8.125% medium term, unsecured notes through a tender offer. The debt was originally scheduled to mature in 2005. The Company retired a portion of this debt prior to maturity to take advantage of favorable lower interest rates in October 2004 and to reduce its debt refinancing risk in 2005.
General and administrative expenses increased $4,364, or 31.5%, from 2003 to 2004 primarily due to higher expenses related to the amortization of incentive stock compensation awards, directors and officers insurance, legal, audit, corporate governance and other consulting expenses. The increase in legal expenses includes approximately $1,584 of additional costs associated with the settlement with the Company’s former chairman and CEO (see note 7 to the consolidated financial statements), shareholder litigation and other matters. The increase in audit and corporate governance expense includes approximately $1,164 of additional costs associated with the Company’s compliance with the Sarbanes/ Oxley regulations. The increase in consulting expenses of approximately $620 between years reflects costs associated with a review and valuation of each asset in the Company’s real estate portfolio to assist with future capital investment decisions and strategic planning and professional services to assist with the selection of new property management software.
Investment, development and other costs increased $215 or 7.9% from 2003 to 2004. Investment, development and other costs of $2,930 in 2004 consisted of investment group executive management and administrative costs of $1,279 and development personnel and associated costs and land carry expenses not allocable to development projects of $1,651. Investment, development and other costs of $2,715 in 2003 included investment group executive management and administrative costs of $391, development personnel and associated costs and land carry expenses not allocable to development projects of $1,423, the write-off of the Company’s remaining investment in a property management software company of $276, legal expenses of $373 relating to board of directors governance and

Post Properties, Inc.

Post Apartment Homes, L.P.

transition matters, the settlement cost of $100 relating to the bankruptcy of a former technology investment and losses of $152 on the disposal of the Company’s partial ownership interest in a corporate aircraft.
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
Recurring and nonrecurring capital expenditures from continuing operations increased $1,397 or 13.7% from 2003 to 2004. The increase in recurring capital expenditures of $1,952 or 33.1% reflects the impact of several communities beginning to capitalize carpet, vinyl and blinds in 2004 (the communities expensed these expenditures under the Company’s accounting policies for the initial five years), more leasing office upgrades in 2004, more parking lot resurfacings in 2004 as well as the timing of capital spending between years. The decrease in nonrecurring capital expenditures of $555 or 13.0% in 2004 reflects primarily lower expenditures on projects to prevent water infiltration on two communities in Florida.
Fully Stabilized (Same Store) Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2004 to 2003 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2003. This portfolio consisted of 50 communities with 19,106 units, including 25 communities with 9,672 units (50.6%) located in Atlanta, Georgia, 13 communities with 3,939 units (20.6%) located in Dallas, Texas, two communities with 1,305 units (6.8%) located in Tampa, Florida, three communities with 1,204 units (6.3%) located in Washington D.C. and seven communities with 2,986 units (15.7%) located in other markets. The operating performance of these communities is summarized as follows:

	Year Ended December 31,

	2004	2003	% Change

Rental and other revenues	$233,309	$231,437	0.8%
Property operating and maintenance expenses (excluding depreciation and amortization)	90,349	86,751	4.1%

Same store net operating income(1)	$142,960	$144,686	(1.2)%

Capital expenditures(2)
Recurring
Carpet	$2,422	$1,745	38.8%
Other	4,940	3,951	25.0%

Total recurring	7,362	5,696	29.2%
Non-recurring	3,000	3,302	(9.1)%

Total capital expenditures (A)	$10,362	$8,998	15.2%

Total capital expenditures per unit (A÷19,106 units)	$542	$471	15.1%

Average monthly rental per apartment unit(3)	$1,015	$1,040	(2.4)%

Average economic occupancy(4)	93.4%	91.8%	1.6%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 36 for a reconciliation of net operating income for stabilized communities to GAAP net income.

Post Properties, Inc.

Post Apartment Homes, L.P.

(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year Ended
	December 31,

	2004	2003

Recurring capital expenditures by operating segment
Fully stabilized	$7,362	$5,696
Communities stabilized in prior year	275	74
Construction and lease-up	25	—
Acquired communities	166	—
Other property segments, including discontinued operations	2,056	3,703

Total recurring capital expenditures per statements of cash flows	$9,884	$9,473

Non-recurring capital expenditures by operating segment
Fully stabilized	$3,000	$3,302
Communities stabilized in prior year	231	335
Construction and lease-up	—	—
Acquired communities	5	—
Other property segments, including discontinued operations	1,369	1,515

Total non-recurring capital expenditures, per statements of cash flows	$4,605	$5,152

The Company uses same store recurring and non-recurring capital expenditures as cash flow measures. Same store recurring and non-recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store recurring and non-recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, lease-up communities, acquired communities and sold communities in addition to same store information. Therefore, the Company believes that the Company’s presentation of same store recurring and non-recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store recurring and non-recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “recurring capital expenditures” and “non-recurring capital expenditures.”

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 93.0% and 90.5% for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, net concessions were $594 and $2,451, respectively, and employee discounts were $422 and $491, respectively.
Rental and other revenues increased $1,872 or 0.8% from 2003 to 2004. This increase resulted from increased average economic occupancy levels in 2004 offset somewhat by a 2.4% decline in the average monthly rental rate per apartment unit. The increase in the average economic occupancy of the portfolio from 91.8% in 2003 to 93.4% in 2004 resulted in lower net rental concessions of $1,857 and lower vacancy losses of $4,669 in 2004. Other property revenues also increased $1,012. The decline in average rental rates resulted in a revenue decrease of approximately $5,666 between years. Overall, the improving performance of the operating portfolio reflected gradually improving market conditions throughout 2004 in most of the Company’s markets resulting generally from improved economic conditions.
Beginning in mid 2003 and through 2004, the Company focused its leasing strategy on retaining higher average occupancy levels as detailed above. The overall revenue impact of the increase in occupancy levels, offset by declining year over year percentage decreases in average monthly rental rates, has resulted in increased year over year total rental and other revenues between years (0.8% increase between periods). In periods prior to mid 2003, the Company’s leasing strategy focused more on maintaining average monthly rental rates than on retaining occupancy. The Company believed this strategy change was necessary to maximize its operating results under the market conditions existing in 2003 and 2004, to operate the Company’s communities more efficiently at higher occupancy levels and to be in a better position to increase rental rates as market conditions improved in 2004 and in future years.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,598 or 4.1% from 2003 to 2004. Increased personnel expenses of $1,604 or 8.1%, increased property tax expenses of $1,239 or 4.2%, and increased utility expenses of $956 or 8.9% were offset by decreased insurance expenses of $319 or 6.7%. Personnel expenses increased due to annual salary increases, increased bonus expenses and increased health and benefit expenses in 2004. Property tax expense increased due primarily to rising property valuations in the Dallas, Texas market. Utility expenses increased primarily due to higher water and sewer rates in Atlanta, Georgia. Insurance expenses decreased due to lower insurance rates for the 2004 insurance renewal period.

Post Properties, Inc.

Post Apartment Homes, L.P.

Discontinued Operations
In accordance with SFAS No. 144, the operating results and gains and losses on sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statements of operations. Under SFAS No. 144, the operating results of assets designated as held for sale are included in discontinued operations in the consolidated statements of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations.
For the year ended December 31, 2005, income from discontinued operations included the results of operations of one condominium conversion community classified as held for sale at December 31, 2005 as well as the operations of six communities sold in 2005 through their sale dates and one condominium conversion community through its sell-out date. For the years ended December 31, 2004 and 2003, income from discontinued operations included the results of operations of the one condominium conversion community classified as held for sale at December 31, 2005, communities sold in 2005, one condominium conversion community through its sell out date and the results of operations of 12 communities designated as held for sale and sold in 2004 and 2003 through their sale dates.
The revenues and expenses of these communities for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,

	2005	2004	2003

Revenues
Rental	$13,222	$41,881	$68,330
Other	1,243	3,615	5,310

Total revenues	14,465	45,496	73,640

Expenses
Property operating and maintenance (exclusive of items shown separately below)	7,241	19,478	30,039
Depreciation	—	5,837	12,381
Interest	2,161	5,532	9,220
Asset impairment charges	—	2,233	17,462
Minority interest in consolidated property partnerships	14	(238)	(419)

Total expenses	9,416	32,842	68,683

Income from discontinued operations (before minority interest)	5,049	12,654	4,957
Minority interest	317	(343)	(413)

Income from discontinued operations	$5,366	$12,311	$4,544

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
In 2004, the Company recorded asset impairment charges totaling $2,233 to write-down the cost of two apartment communities, located in Dallas, Texas, to their estimated fair value when the assets were classified as held for sale or sold. In 2003, the Company recorded asset impairment charges totaling $17,462 to write-down apartment communities in Dallas, Texas and Phoenix, Arizona to their estimated fair value. Additionally, should the Company change its expectations regarding the holding period for certain assets or decide to classify certain assets as held for sale, this could cause the Company to recognize impairment losses in future periods if the carrying value of these assets is not deemed recoverable.

Post Properties, Inc.

Post Apartment Homes, L.P.

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
In 2003, the Company recorded charges of $21,506 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice chairman of the board of directors and relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. These charges consisted of the discounted present value of the estimated payments to be made to the former chairman and vice chairman under their existing employment arrangements, amounts representing the discounted present value of estimated net costs that may be incurred by the Company relating to its split-dollar life insurance obligations to the individuals under their employment contracts and amounts representing the aggregate amount of the estimated payments and benefits to be made to the other departing executive officers.
In 2004, the Company entered into a final settlement agreement with its former chairman of the board of directors. Under the terms of the agreement, the former chairman’s employment and non-competition agreements were terminated and the Company agreed to continue to provide the former chairman certain payments and benefits through May 2013, the approximate expiration date of the original employment agreement. Because the present value of the estimated payments under the settlement agreement approximated the Company’s remaining accrued charge under the former employment agreement, no additional charges were recorded as a result of the settlement.
In 2005, the Company recorded an additional expense charge of $796 relating to changes in the estimated future costs of certain benefits granted to former executive officers under prior employment or settlement agreements. The estimated future cost increases primarily related to increased fuel and other operating costs and expenses associated with certain fractional aircraft benefits provided to such executives.
A summary of the changes in the accrued severance balance for years ended December 31, 2005, 2004 and 2003 is included in note 7 to the consolidated financial statements. Substantially all of these remaining severance amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (8 to 11 years).
Proxy and related costs of $5,231 represent the legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount includes the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits were settled in 2004. Substantially all of the proxy and related costs were paid in 2003.
Outlook for 2006
The Company’s outlook for 2006 is based on the expectation that apartment market fundamentals will continue to improve throughout the year as a result of increased demand stemming from ongoing job growth and continued strength in the overall U.S. economy, increased mortgage interest rates and single-family housing prices which have decreased the affordability of housing, and the expectation of a relatively moderate level of supply of new market-rate apartments in the primary markets and submarkets where the Company operates.
Rental and other revenues from fully stabilized communities are expected to increase compared to 2005, primarily driven by expected rental rate increases in excess of 4.0%. However, operating expenses of fully stabilized communities are also expected to increase in excess of 4.0% in 2006. The Company expects the primary drivers of this expense increase will be personnel expenses, property taxes, utility expenses and the cost of new technology initiatives, including implementing new customer contact centers and rolling out yield management (pric-

Post Properties, Inc.

Post Apartment Homes, L.P.

ing) software in 2006. Based on these assumptions for 2006, management expects stabilized community net operating income to increase in excess of 4.0% in 2006.
In 2006, management currently expects to sell one apartment community located in Denver, CO (a single asset market). This sale is expected to close in the second half of 2006 and is expected to generate accounting gains in 2006. The expected net proceeds from this sale is intended to be used for various corporate purposes, including the acquisition of operating apartment communities in other markets in which the Company operates, funding of the Company’s development pipeline, repayments of debt maturing in 2006 and possible common stock repurchases. Additionally, the Company, through a taxable REIT subsidiary, expects to substantially complete the sale of remaining homes in its two condominium conversion projects that commenced sales in 2005 and to begin sales of condominium homes at portions of two existing communities in 2006. The Company also expects to begin closings of condominium homes at a newly developed project in late 2006 or early 2007. The Company expects to realize net accounting gains in 2005 from these condominium sales. Net condominium profits are expected to be somewhat lower in 2006 as the majority of 2006 condominium profits will be subject to federal and state income taxes. In 2005, the Company was not generally subject to federal income taxes on profits from condominium sales to the extent the Company benefited from tax net operating loss carryforwards.
Management expects interest expense in 2006 to be lower than in 2005 due generally to increased interest capitalization in 2006 resulting from increased project development volume as well as lower fixed interest rates on unsecured debt that was refinanced at a lower rate in 2005. Management also expects modest increases in general and administrative expenses due primarily to increased costs of personnel and incentive compensation plans as well as increased technology expenses supporting the Company’s new technology platforms and initiatives.
The Company has one project under construction with a total expected cost of approximately $99,000 and expects to begin additional development projects in 2006. As a result of expected additional development starts in 2006, the Company expects to have increased capitalization of incremental development personnel and associated costs and, as a result, somewhat lower expensed investment and development expenses.
For the first quarter of 2006, management expects to report lower net income compared to the fourth quarter of 2005. The reduction in net income in the first quarter is expected to be driven by reduced net operating income on same store communities, reduced net operating income from the conversion of additional apartment units into condominiums and lower condominium profits due to the timing of unit sales and the availability of new conversion units later in 2006. Management expects same store property net operating income to be lower when compared to the fourth quarter of 2005, primarily driven by higher projected operating expenses, due partly to resetting annual accruals for property taxes and other expenses. Same store operating revenues are expected to be flat to up slightly compared to the fourth quarter of 2005. Expensed development costs are expected to increase in the first quarter due to increased development personnel as these increased costs will not be absorbed by new development activities until later in 2006. General and administrative costs are expected to be relatively flat compared to the fourth quarter of 2005.
Liquidity and Capital Resources
The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
The Company’s net cash flow from operating activities increased from $79,105 in 2004 to $86,761 in 2005 primarily due to higher net income (before depreciation and gains on sales) resulting primarily from the lack of large expenses in 2005 related to early debt extinguishment costs and terminations of a debt remarketing agreement (an aggregate reduction from 2004 of $13,496) and to a lesser extent the improved operating performance of the Company (as discussed above). The Company’s net cash provided by operating activities decreased from $91,549 in 2003 to $79,105 in 2004 primarily due to lower net income (before depreciation and gains on property sales) resulting from early debt extinguishment costs, costs (additional interest) associated with the termination of a debt remarketing agreement, increased general and administrative expenses (as discussed above) and reduced earnings from the dilutive impact of the Company’s asset sale and capital recycling program. The Company expects cash flows from operating activities to improve somewhat in 2006 primarily driven by the expected improved operating performance of the Company’s fully stabilized properties offset somewhat by the continued dilutive cash flow impact from asset and condominium conversion sales.
Net cash flow provided by investing activities decreased from $131,873 in 2004 to $70,293 in 2005 primarily due to the repayment in 2004 of construction loan advances from unconsolidated entities. In 2005, the Company acquired additional land for future development, acquired one apartment community and continued the construction of one

Post Properties, Inc.

Post Apartment Homes, L.P.

community in Washington, D.C., however, the increased use of proceeds was generally offset by increased proceeds from community and condominium conversion sales. Net cash provided by investing activities decreased from $234,195 in 2003 to $131,873 in 2004 primarily due to the net repayment of construction loan advances and cash distributions from unconsolidated entities in 2003 offset somewhat by the timing and amount of assets sales and acquisitions between years. In 2006, the Company expects to increase its development activities in all three of its regional geographic areas financed principally through debt financing (see discussion below). The Company also expects to sell one community and additional condominium units and to principally reinvest the proceeds in acquisitions of other operating communities.
Net cash flow used in financing activities decreased from $212,189 in 2004 to $150,767 in 2005 primarily due to having less proceeds from investing activities to retire debt in 2005. Net cash used in financing activities decreased from $330,800 in 2003 to $212,189 in 2004 primarily due to having less net proceeds from investing activities to retire outstanding debt and preferred equity in 2004. In 2006, the Company expects to see a net increase in outstanding debt, principally to fund the expected increase in development and acquisition activity discussed above.
Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2006. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.
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
For the year ended December 31, 2005, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was not sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $14,000. The Company used a combination of proceeds from asset sales and line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s annual dividend to common shareholders of $1.80 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.
For 2006, management of the Company expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. The downward trend in the cash flow shortfall is primarily due to the anticipated improvement in the operating performance of the Company’s stabilized operating communities in 2006. The Company intends to use primarily the proceeds from 2006 apartment community and condominium sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The primary factor leading to the shortfall is the negative cash flow impact of sales of operating properties (discussed below) and condominium conversion properties prior to the reinvestment of such proceeds. The Company’s board of directors, however, will continue to review the dividend quarterly.
The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of December 31, 2005 was created primarily through the Company’s asset sales program. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating and condominium conversion properties, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.
As previously discussed, the Company intends to use the proceeds from the sale of operating and condominium conversion properties, availability under its unsecured revolving lines of credit and future construction loan financing as the primary source of capital to fund its current and future development and acquisition expenditures. The

Post Properties, Inc.

Post Apartment Homes, L.P.

Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. Total net sales proceeds in 2005, 2004 and 2003 were $229,249 (including $81,560 of debt assumed), $242,962 (including $104,325 of debt assumed) and $163,560, respectively. Additionally in 2003, the Company received net proceeds of approximately $75,000 (including the repayment of the construction loan from the venture) from the sale of one apartment community held in an unconsolidated entity. A more detailed discussion of the assets sales is included in note 5 to the consolidated financial statements.
In 2005, the Company sold six apartment communities, containing 3,047 units, as part of its asset sales program designed to maintain the low average age and high quality of the portfolio and reduce the Company’s market concentrations in Atlanta, Georgia and Dallas, Texas. These sales generated significant capital gains for tax purposes in 2005. The Company was able to use its regular quarterly dividend of $0.45 per share (including a portion of its 2006 dividends) to distribute these capital gains to shareholders. The Company plans to sell one apartment community in 2006 and the sale is expected to generate net proceeds in excess of $100,000. The Company also expects to generate additional sales proceeds from the sale of converted condominium units. It is the current intent of management to continue to recycle capital through selling assets and reinvesting the proceeds as a strategy to diversify the cash flows of the Company across its markets and focus on building critical mass in fewer markets, although the pace of such sales is expected to slow in 2006.
In 2005, the Company used a portion of the proceeds from its asset sales program and the proceeds of a new $100,000 unsecured note issuance to retire approximately $212,000 of maturing unsecured notes. In 2006, the Company has approximately $121,000 of unsecured and secured debt that matures or becomes prepayable. The Company anticipates refinancing some or all of this debt through new debt issuances, depending on the amount and timing of the Company’s capital needs and general credit market conditions. The Company expects modest interest rate increases in 2006 compared to interest rates experienced in 2005.
At December 31, 2005, the Company had available credit facility borrowing capacity of approximately $265,000 under its line of credit facilities. The Company’s credit facilities with total capacity of $370,000 mature in January 2007. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 3 to the consolidated financial statements. Management believes it will have adequate capacity under its facilities to execute its 2006 business plan and meet its short-term liquidity requirements without a significant level of additional asset sales (other than those asset sales discussed above).
Contractual Obligations
A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2005, were as follows:

	Obligation Due Date

		1 Year or	2-3	4-5	After
Contractual Obligations	Total	Less	Years	Years	5 Years

Long-term debt(1)	$879,236	$81,269	$162,750	$264,168	$371,049
Lines of credit(2)	101,379	—	101,379	—	—
Operating leases(3)	176,047	1,665	3,263	3,262	167,857
Other long-term obligations(4)	22,053	4,695	6,542	5,324	5,492
Development and construction obligations(5)	52,227	47,004	5,223	—	—

	$1,230,942	$134,633	$279,157	$272,754	$544,398

(1)	Amounts include principal payments only. The Company made interest payments of $66,234, $66,992 and $78,822 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company will pay interest in future periods on outstanding indebtedness based on the rates and terms summarized in note 3 to the consolidated financial statements.
(2)	At December 31, 2005, the Company had issued letters of credit to third parties totaling $3,136 under its credit facility arrangements.
(3)	Primarily includes ground leases underlying apartment communities owned by the Company.
(4)	Represents amounts committed to current and former executive officers under the terms of employment and settlement agreements.
(5)	Represents estimated remaining amounts necessary to complete one project currently under development, including amounts due under general construction contracts.
In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $14,429, $14,515 and $15,865 for the years ended December 31, 2005, 2004 and 2003, respectively. Based on the size of the Company’s operating property portfolio at December 31, 2005, the Company expects that its capital expenditures in 2006 will be modestly higher than the amount incurred in 2005 as the Company seeks to maintain the operating performance of its assets.

Post Properties, Inc.

Post Apartment Homes, L.P.

At December 31, 2005, the Company had an outstanding interest rate swap derivative financial instrument with a notional value of approximately $97,100 with a maturity date in 2009. The contractual payment terms of this arrangement is summarized in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K. Additional information regarding the accounting and disclosure of this arrangement is included in note 13 to the Company’s consolidated financial statements.
Off-Balance Sheet Arrangements
The Company holds investments in three unconsolidated entities, in which it has a 35% ownership interest. Two of these unconsolidated entities have third-party mortgage indebtedness and the aggregate indebtedness totaled $66,999 at December 31, 2005.
Long-term Debt Issuances and Retirements
A summary of the Company’s outstanding debt and debt maturities at December 31, 2005 is included in note 3 to the consolidated financial statements. A summary of changes in secured and unsecured debt in 2005 is discussed below.
Upon their maturity in 2005, the Company repaid its $25,000 (7.28%) medium term, unsecured notes, repaid its $100,000 (6.85%) Mandatory Par Put Remarketed Securities (“MOPPRS”) debt arrangement, repaid its $62,043 (8.125%) medium term, unsecured notes and repaid its $25,000 (6.78%) medium term, unsecured notes from available borrowings under its unsecured lines of credit.
In 2005, the Company issued $100,000 of senior unsecured notes. The notes bear interest at 5.45% and mature in 2012. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit.
In 2005, the Company sold three apartment communities subject to the assumption of $81,560 of tax-exempt mortgage indebtedness (see note 4). As a result of these debt assumptions, the Company recorded losses on the early extinguishment of debt of $3,220 ($3,043 net of minority interest) related to the write-off of deferred loan costs of $2,265 ($2,141 net of minority interest) relating to such assumed indebtedness and the realization of a $955 ($902 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.
Stock Repurchase Program
In 2004, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2006.
In 2005, the Company repurchased approximately 1,031 shares of its common stock totaling approximately $34,400 under 10b5-1 stock purchase plans, at an average price of $33.38 per share. Under its previous stock program which expired on December 31, 2004, the Company repurchased $2,268 of common stock and $120,000 or preferred stock and units during 2004.
Capitalization of Fixed Assets and Community Improvements
The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development and construction of new apartment communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred interior and exterior painting of operating communities.
The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development and construction. The incremental personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. The Company ceases the capitalization of such costs as the residential units in

Post Properties, Inc.

Post Apartment Homes, L.P.

a community become substantially complete and available for occupancy. This practice results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such communities.
Acquisition of assets and community improvement and other capitalized expenditures for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Year Ended December 31,

	2005	2004	2003

Land and community development and acquisition activity(1)	$116,710	$43,708	$24,914
Revenue generating additions and improvements(2)	—	26	1,240
Nonrecurring capital expenditures(3)	4,508	4,605	5,152
Recurring capital expenditures(4)
Carpet replacements, other community additions and improvements	9,921	9,884	9,473
Corporate additions and improvements	1,771	681	799

	$132,910	$58,904	$41,578

Other Data
Capitalized interest	$2,907	$1,078	$3,555

Capitalized development personnel and associated costs and fees(5)	$1,219	$998	$1,566

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
Current Development Activity
At December 31, 2005, the Company had one community under development containing 350 apartment and for-sale condominium units. This community is summarized in the table below.

						Estimated
		Estimated	Costs Incurred	Quarter of	Quarter of	Quarter of
	Number of	Construction	as of	Construction	First Units	Stabilized
Metropolitan Area	Units	Cost	12/31/2005	Start	Available	Occupancy(1)

		($ in millions)	($ in millions)
Construction/Lease-up Communities
Washington D.C.
Post Carlyletm — Apartments and Condominiums(2)	350	$99	$47	4Q’04	3Q’06	3Q’07

Construction/Lease-up Communities	350	$99	$47

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	The condominium component of the project, consisting of 145 units, is being developed through a taxable REIT subsidiary in a majority owned joint venture with a Washington D.C. based developer. As of February 28, 2006, the Company has 81 units under contract for sale upon completion and delivery of the units. The first condominium units at this project are expected to be delivered in late 2006 or early 2007. There can be no assurance that condominium units under contract will close.
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
A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year Ended December 31,

	2005	2004	2003

Net income available to common shareholders	$134,311	$76,368	$2,707
Minority interest of common unitholders — continuing operations	(53)	(2,586)	(4,367)
Minority interest in discontinued operations(1)	7,152	7,764	4,708
Depreciation on wholly-owned real estate assets, net(2)	73,189	81,433	84,530
Depreciation on real estate assets held in unconsolidated entities	969	1,328	1,567
Gains on sales of real estate assets, net of provision for income taxes — discontinued operations	(140,643)	(113,739)	(40,792)
Incremental gains on condominium sales, net of provision for income taxes(3)	8,811	—	—
Gains on sales of real estate assets — unconsolidated entities	(612)	—	(8,395)
Incremental gains on condominium sales — unconsolidated entities(3)	359	—	—

Funds from operations available to common shareholders and unitholders(4)	$83,483	$50,568	$39,958

Cash flow provided by (used in):
Operating activities	$86,761	$79,105	$91,549
Investing activities	$70,293	$131,873	$234,195
Financing activities	$(150,767)	$(212,189)	$(330,800)
Weighted average shares outstanding — basic	40,217	39,777	37,688
Weighted average shares and units outstanding — basic	42,353	42,474	42,134
Weighted average shares outstanding — diluted(5)	40,616	39,892	37,699
Weighted average shares and units outstanding — diluted(5)	42,752	42,589	42,145

(1)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.

Post Properties, Inc.

Post Apartment Homes, L.P.

(2)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.
(3)	The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.
(4)	Funds from operations for the year ended December 31, 2005 included a loss of $3,220 from the early extinguishment of debt associated with asset sales, a severance charge of $796 and a gain of $5,267 on the sale of a technology investment. Funds from operations for the year ended December 31, 2004 included impairment charges of $2,333, losses on debt extinguishments of $8,139 and a loss on the termination of a debt remarketing agreement of $10,615. Additionally, FFO for the year ended December 31, 2004 includes a reduction for preferred stock and unit redemption costs of $3,526. FFO for the year ended December 31, 2003, included severance changes of $21,506, proxy and related costs of $5,231 and asset impairment charges of $17,462.
(5)	Diluted weighted average shares and units for the years ended December 31, 2005, 2004 and 2003 include 400, 115 and 11 of common stock equivalent shares and units, respectively, that were antidilutive to all income (loss) per share computations under generally accepted accounting principles.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
The Company’s primary market risk exposure is interest rate risk. At December 31, 2005, the Company had $198,479 of variable rate debt tied to LIBOR. In addition, the Company had $28,495 in variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
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

	Expected Maturity Date

						There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value

	(in thousands)
Debt obligations
Long-term debt:
Fixed rate	$79,779	$156,583	$2,822	$74,036	$185,857	$254,564	$753,641	$767,271

Average interest rate	6.93%	6.43%	5.75%	5.47%	7.69%	5.33%	6.33%
Floating rate
LIBOR-based and other:
Cash management line(1)(2)	—	11,379	—	—	—	—	11,379	11,379
Revolver(1)(2)	—	90,000	—	—	—	—	90,000	90,000
FNMA(3)	1,490	1,610	1,735	1,865	2,010	88,390	97,100	97,100

Total LIBOR-based and other	1,490	102,989	1,735	1,865	2,010	88,390	198,479	198,479
Tax-exempt(4)	—	—	—	—	400	28,095	28,495	28,495

Total floating rate debt	$1,490	$102,989	$1,735	$1,865	2,410	116,485	226,974	226,974

Total debt	$81,269	$259,572	$4,557	$75,901	$188,267	$371,049	$980,615	$994,245

(1)	Interest on these debt instruments is based on LIBOR plus 0.75% at December 31, 2005. At December 31, 2005, the one-month LIBOR rate was 4.4%.
(2)	Assumes the Company’s Revolver and Cash Management lines of credit are repaid at their maturity dates.
(3)	In December 2000, the Company entered into a swap transaction that fixed the rate on the note at 6.975%, inclusive of credit enhancement and other fees, from January 1, 2001 through July 31, 2009.
(4)	At December 31, 2005, the FNMA “AAA” tax exempt rate was 3.54%. Interest on these debt instruments is equal to the FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. The Company has purchased an interest rate cap that limits the Company’s exposure to increases in the base rate to 5.00%.

Post Properties, Inc.

Post Apartment Homes, L.P.

				Expected
		Average	Average	Settlement	Fair Value
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Asset (Liab.)

Interest Rate Swaps
Variable to fixed	$104,000 amortizing to
	$90,270	6.04%	1 month LIBOR	7/31/09	$(4,021)
Interest rate cap	$28,495	5.00%	—	2/01/08	5

					$(4,016)

As more fully described in note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $97,100 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2005, would increase or decrease by approximately $1,299 on an annualized basis.

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
There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The sections under the heading “Corporate Governance” and the section under the headings “Proposal 1 — Election of Directors” entitled “Nominees for Election,” of the Proxy Statement for Annual Meeting of Shareholders to be held May 18, 2006 (the “Proxy Statement”) are incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading “Other Matters” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement is incorporated herein by reference.
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
The sections under the heading titled “Independent Registered Public Accountant Fees and Services” of the Proxy Statement are incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a) 1. and 2. Financial Statements and Schedules
The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

Post Properties, Inc.

Post Apartment Homes, L.P.

INDEX TO FINANCIAL STATEMENTS

Page

POST PROPERTIES, INC.
Consolidated Financial Statements:
Management’s Report on Internal Control over Financial Reporting	54
Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of December 31, 2005 and 2004	56
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	57
Consolidated Statements of Shareholders’ Equity and Accumulated Earnings for the Years Ended December 31, 2005, 2004 and 2003	58
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	60
Notes to the Consolidated Financial Statements	61
POST APARTMENT HOMES, L.P.
Consolidated Financial Statements:
Management’s Report on Internal Control over Financial Reporting	88
Report of Independent Registered Public Accounting Firm	89
Consolidated Balance Sheets as of December 31, 2005 and 2004	90
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	91
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2005, 2004 and 2003	92
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	93
Notes to the Consolidated Financial Statements	94
Schedule III:
Real Estate and Accumulated Depreciation	120
All other schedules are omitted because they are either not applicable or not required
POST PROPERTIES, INC. — 2005 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
Financial Statements:
Report of Independent Registered Public Accounting Firm	124
Statement of Net Assets Available for Plan Benefits as of December 31, 2005	125
Statement of Changes in Net Assets Available for Plan Benefits for the Year ended December 31, 2005	126
Notes to Financial Statements	127

Post Properties, Inc.

Post Properties, Inc.
Consolidated Financial Statements
December 31, 2005 and 2004

Post Properties, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control — Integrated Framework, the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Post Properties, Inc.:
We have completed integrated audits of Post Properties, Inc. 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the Post Properties index appearing under Item 15(a) present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a), that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2006

Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	2005	2004

Assets
Real estate assets
Land	$266,914	$266,520
Building and improvements	1,789,479	1,887,514
Furniture, fixtures and equipment	207,497	214,954
Construction in progress	47,005	19,527
Land held for future development	62,511	18,910

	2,373,406	2,407,425
Less: accumulated depreciation	(516,954)	(498,367)
For-sale condominiums	38,338	—
Assets held for sale, net of accumulated depreciation of $0 and $26,332 at December 31, 2005 and 2004, respectively	4,591	68,661

Total real estate assets	1,899,381	1,977,719
Investments in and advances to unconsolidated real estate entities	26,614	21,320
Cash and cash equivalents	6,410	123
Restricted cash	4,599	1,844
Deferred charges, net	11,624	15,574
Other assets	32,826	37,262

Total assets	$1,981,454	$2,053,842

Liabilities and Shareholders’ Equity
Notes payable, including $0 and $34,060 of debt secured by assets held for sale at December 31, 2005 and 2004, respectively	$980,615	$1,129,478
Accounts payable and accrued expenses	58,474	58,837
Dividend and distribution payable	19,257	19,203
Accrued interest payable	5,478	7,677
Deposits and prepaid rents	9,857	7,236

Total liabilities	1,073,681	1,222,431

Minority interest of common unitholders in Operating Partnership	26,764	43,341

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
41,394 and 40,164 shares issued, 41,394 and 40,164 shares outstanding at December 31, 2005 and 2004, respectively	414	401
Additional paid-in capital	803,765	775,221
Accumulated earnings	86,315	25,075
Accumulated other comprehensive income (loss)	(4,208)	(8,668)
Deferred compensation	(3,625)	(3,988)

	882,690	788,070
Less common stock in treasury, at cost, 44 and 0 shares at December 31, 2005 and 2004, respectively	(1,681)	—

Total shareholders’ equity	881,009	788,070

Total liabilities and shareholders’ equity	$1,981,454	$2,053,842

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003

Revenues
Rental	$279,508	$266,191	$253,345
Other property revenues	17,040	15,593	14,357
Other	255	1,000	457

Total revenues	296,803	282,784	268,159

Expenses
Property operating and maintenance (exclusive of items shown separately below)	134,010	127,353	117,771
Depreciation	76,248	79,473	77,595
General and administrative	18,307	18,205	13,841
Investment, development and other	5,242	2,930	2,715
Proxy contest and related costs	—	—	5,231
Severance charges	796	—	21,506

Total expenses	234,603	227,961	238,659

Operating income	62,200	54,823	29,500
Interest income	661	817	894
Interest expense	(58,898)	(63,552)	(61,640)
Amortization of deferred financing costs	(4,661)	(4,304)	(3,801)
Equity in income of unconsolidated real estate entities	1,767	1,083	7,790
Gains on sale of technology investment	5,267	—	—
Termination of debt remarketing agreement (interest expense)	—	(10,615)	—
Loss on early extinguishment of indebtedness	—	(4,011)	—
Minority interest in consolidated property partnerships	239	671	1,605
Minority interest of preferred unitholders	—	(3,780)	(5,600)
Minority interest of common unitholders	53	2,586	4,367

Income (loss) from continuing operations	6,628	(26,282)	(26,885)

Discontinued operations
Income from discontinued operations, net of minority interest	5,366	12,311	4,544
Gains on sales of real estate assets, net of minority interest and provision for income taxes	132,997	106,039	36,497
Loss on early extinguishment of indebtedness associated with property sales, net of minority interest	(3,043)	(3,849)	—

Income from discontinued operations	135,320	114,501	41,041

Net income	141,948	88,219	14,156
Dividends to preferred shareholders	(7,637)	(8,325)	(11,449)
Redemption costs on preferred stock and units	—	(3,526)	—

Net income available to common shareholders	$134,311	$76,368	$2,707

Per common share data — Basic
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.03)	$(0.96)	$(1.02)
Income from discontinued operations	3.36	2.88	1.09

Net income available to common shareholders	$3.34	$1.92	$0.07

Weighted average common shares outstanding — basic	40,217	39,777	37,688

Per common share data — Diluted
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.03)	$(0.96)	$(1.02)
Income from discontinued operations	3.36	2.88	1.09

Net income available to common shareholders	$3.34	$1.92	$0.07

Weighted average common shares outstanding — diluted	40,217	39,777	37,688

Common dividends declared	$1.80	$1.80	$1.80

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share data)

							Accumulated
					Additional		Other
	Preferred	Common	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Shares	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2002	4,900	37,202	$49	$396	$940,122	$—	$(14,822)	$(639)	$(91,407)	$833,699
Comprehensive income
Net income	—	—	—	—	—	14,156	—	—	—	14,156
Net change in derivative value, net of minority interest	—	—	—	—	—	—	2,460	—	—	2,460

Total comprehensive income										16,616
Proceeds from employee stock purchase and stock option plans	—	148	—	—	(1,341)	—	—	—	5,480	4,139
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	1,162	—	—	(22,096)	—	—	—	42,898	20,802
Stock-based compensation	—	—	—	—	218	—	—	—	—	218
Restricted stock issuances, net of forfeitures	—	174	—	—	(1,737)	—	—	(4,527)	6,264	—
Amortization of deferred compensation	—	—	—	—	—	—	—	742	—	742
Dividends to preferred shareholders	—	—	—	—	—	(11,449)	—	—	—	(11,449)
Dividends to common shareholders ($1.80 per share)	—	—	—	—	(65,534)	(2,707)	—	—	—	(68,241)

Shareholders’ Equity and Accumulated Earnings, December 31, 2003	4,900	38,686	49	396	849,632	—	(12,362)	(4,424)	(36,765)	796,526
Comprehensive income
Net income	—	—	—	—	—	88,219	—	—	—	88,219
Net change in derivative value, net of minority interest	—	—	—	—	—	—	3,694	—	—	3,694

Total comprehensive income	—	—	—	—	—	—	—	—	—	91,913
Proceeds from employee stock purchase and stock option plans	—	367	—	5	6,115	—	—	—	4,345	10,465
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	1,168	—	—	(14,042)	—	—	—	33,890	19,848
Redemption of preferred stock	(2,000)	—	(20)	—	(49,980)	—	—	—	—	(50,000)
Stock-based compensation	—	—	—	—	633	—	—	—	—	633
Restricted stock issuances, net of forfeitures	—	25	—	—	(125)	—	—	(673)	798	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,109	—	1,109
Treasury stock acquisitions	—	(82)	—	—	—	—	—	—	(2,268)	(2,268)
Dividends to preferred shareholders	—	—	—	—	—	(8,325)	—	—	—	(8,325)
Dividends to common shareholders ($1.80 per share)	—	—	—	—	(17,012)	(54,819)	—	—	—	(71,831)

Shareholders’ Equity and Accumulated Earnings, December 31, 2004	2,900	40,164	$29	$401	$775,221	$25,075	$(8,668)	$(3,988)	$—	$788,070

Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS (cont’d)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share data)

							Accumulated
					Additional		Other
	Preferred	Common	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Shares	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2004	2,900	40,164	$29	$401	$775,221	$25,075	$(8,668)	$(3,988)	$—	$788,070
Comprehensive income
Net income	—	—	—	—	—	141,948	—	—	—	141,948
Net change in derivative value, net of minority interest	—	—	—	—	—	—	5,559	—	—	5,559

Total comprehensive income										147,507
Proceeds from employee stock purchase and stock option plans	—	1,138	—	8	16,181	—	—	—	21,652	37,841
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	1,097	—	5	10,065	—	(1,099)	—	11,473	20,444
Stock-based compensation	—	—	—	—	888	—	—	—	—	888
Restricted stock issuances, net of forfeitures	—	26	—	—	1,410	—	—	(1,004)	(406)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,367	—	1,367
Treasury stock acquisitions	—	(1,031)	—	—	—	—	—	—	(34,400)	(34,400)
Dividends to preferred shareholders	—	—	—	—	—	(7,637)	—	—	—	(7,637)
Dividends to common shareholders ($1.80 per share)	—	—	—	—	—	(73,071)	—	—	—	(73,071)

Shareholders’ Equity and Accumulated Earnings, December 31, 2005	2,900	41,394	$29	$414	$803,765	$86,315	$(4,208)	$(3,625)	$(1,681)	$881,009

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003

Cash Flows From Operating Activities
Net income	$141,948	$88,219	$14,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,248	85,310	89,975
Amortization of deferred financing costs	4,661	4,304	3,801
Minority interest of preferred unitholders in Operating Partnership	—	3,780	5,600
Minority interest of common unitholders in Operating Partnership	(53)	(2,586)	(4,367)
Minority interest in discontinued operations	7,152	7,764	4,708
Gains on sales of real estate assets — discontinued operations	(140,643)	(113,739)	(40,792)
Gain on sale of technology investment	(5,267)	—	—
Asset impairment charges	—	2,233	17,462
Equity in income of unconsolidated real estate entities	(1,634)	(941)	(7,790)
Distributions of earnings of unconsolidated entities	2,033	1,928	—
Stock-based compensation	2,293	1,785	1,071
Deferred compensation	194	—	—
Loss on early extinguishment of indebtedness	2,264	4,302	—
Changes in assets, (increase) decrease in:
Restricted cash	(2,755)	221	(696)
Other assets	(1,257)	(2,858)	4,676
Deferred charges	(1,082)	(361)	(2,210)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(2,199)	754	(2,071)
Accounts payable and accrued expenses	2,237	(356)	8,386
Deposits and prepaid rents	2,621	(654)	(360)

Net cash provided by operating activities	86,761	79,105	91,549

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(112,527)	(42,777)	(24,179)
Net proceeds from sales of real estate assets	199,546	138,637	163,560
Proceeds from sale of technology investment	5,267	—	—
Capitalized interest	(2,907)	(1,078)	(3,555)
Recurring capital expenditures	(9,921)	(9,884)	(9,473)
Non-recurring capital expenditures	(4,508)	(4,605)	(5,152)
Revenue generating capital expenditures	—	(26)	(1,240)
Corporate additions and improvements	(1,771)	(681)	(799)
Distributions from (investments in and advances to) unconsolidated entities	(5,846)	52,287	115,033
Notes receivable collections	2,960	—	—

Net cash provided by investing activities	70,293	131,873	234,195

Cash Flows From Financing Activities
Proceeds from indebtedness	100,000	135,000	—
Payments on indebtedness	(217,934)	(115,753)	(103,875)
Payments of financing costs	(1,211)	(5,631)	—
Lines of credit proceeds (repayments), net	50,631	(21,262)	(124,358)
Redemption of preferred stock	—	(50,000)	—
Redemption of preferred units	—	(70,000)	—
Treasury stock acquisitions	(34,400)	(2,268)	—
Proceeds from employee stock purchase and stock option plans	36,084	10,465	4,139
Capital contributions (distributions) of minority interest	283	(3,806)	—
Distributions to preferred unitholders	—	(4,246)	(5,600)
Distributions to common unitholders	(4,060)	(5,219)	(9,789)
Dividends paid to preferred shareholders	(7,637)	(8,325)	(11,449)
Dividends paid to common shareholders	(72,523)	(71,144)	(79,868)

Net cash used in financing activities	(150,767)	(212,189)	(330,800)

Net increase (decrease) in cash and cash equivalents	6,287	(1,211)	(5,056)
Cash and cash equivalents, beginning of period	123	1,334	6,390

Cash and cash equivalents, end of period	$6,410	$123	$1,334

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
Organization
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2005, the Company owned 21,442 apartment units in 58 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 205 apartment units in one community currently under development. The Company is also developing 145 for-sale condominium homes and is converting 597 apartment units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2005, approximately 46.8%, 18.5%, 9.3% and 8.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.
The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, is generally not subject to federal income tax on the income it distributes to its shareholders.
At December 31, 2005, the Company had outstanding 41,394 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 96.7% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 1,402 at December 31, 2005 and represented a 3.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 95.0%, 93.7% and 89.5% for the years ended December 31, 2005, 2004 and 2003, respectively.
Basis of presentation
The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Company has less than a controlling financial interest or entities where it is not the primary beneficiary under FIN 46R, the entities are accounted for on the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.
In 2005, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2005 presentation. The reclassified expenses primarily included certain investment group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities.
Certain other items in the 2004 and 2003 consolidated financial statements were reclassified for comparative purposes with the 2005 consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Cost capitalization
The Company capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment and condominium communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Non-recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the major renovation of communities, the new installation of water sub-metering equipment and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Company expenses as incurred interior and exterior painting of its operating communities.
For communities under development, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment and condominium communities under development and construction. Interest is capitalized to projects under development based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2005, 2004 and 2003 were approximately 6.5%, 7.3% and 7.0%, respectively. Internal personnel and associated costs are capitalized to projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in an apartment development community become available for occupancy. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed condominium communities and for condominium conversion communities in investing activities in the caption titled, “Construction and acquisition of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Net proceeds from sales of real estate assets.”
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
The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s investment committee and after an actual program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Company’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.
For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities, the operating results, condominium revenues and associated gains are reflected in continuing operations (see discussion under “revenue recognition” below) and the net book value of the assets being converted into condominiums are reflected separately from discontinued assets on the consolidated balance sheet in the caption titled, “For-sale condominiums.”
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
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Company will also recognize revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units sold at partial condominium communities will be included in continuing operations.
For newly developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total projects costs for each condominium unit under a binding real estate contract.
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
Apartment community acquisitions
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets, intangible assets and liabilities (including mortgage indebtedness) acquired in each transaction, based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment, are reflected in real estate assets and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 6 months to 18 months).
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

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The following table reflects the effect on the Company’s net income and net income per common share had the fair value method of accounting under SFAS No. 123 been applied for all stock-based compensation for each year.

	2005	2004	2003

Net income available to common shareholders
As reported	$134,311	$76,368	$2,707
Stock-based compensation included in net income as reported, net of minority interest	2,184	1,672	958
Stock-based compensation determined under the fair value method, net of minority interest	(2,210)	(1,735)	(1,088)

Pro forma	$134,285	$76,305	$2,577

Net income per common share — basic
As reported	$3.34	$1.92	$0.07
Pro forma	$3.34	$1.92	$0.07
Net income per common share — diluted
As reported	$3.34	$1.92	$0.07
Pro forma	$3.34	$1.92	$0.07
Derivative financial instruments
The Company accounts for derivative financial instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company uses derivative financial instruments, interest rate swap and interest rate cap arrangements, to manage or hedge its exposure to interest rate changes. The Company designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS 133, as amended, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a shareholders’ equity account, until the hedged transactions are recognized in earnings. Periodically, the Company evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges are recognized immediately in earnings.
Cash and cash equivalents
For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Restricted cash
Restricted cash is generally comprised of resident security deposits for apartment communities located in Florida and Tennessee, required maintenance reserves for certain communities located in Georgia and earnest money and escrow deposits associated with the Company’s for-sale condominium business.
Deferred financing costs
Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related debt.
Per share data
The Company reports both basic and diluted earnings per share amounts. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options and non-vested awards. Common share equivalents are excluded from the computations in years in which they have an anti-dilutive effect.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Conversion of common units in the Operating Partnership
In accordance with the conclusions summarized in Emerging Issue Task Force, Issue No. 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts”, the Company accounts for the conversion of original sponsors’ common units in the Operating Partnership into shares of company common stock at the net book value of the minority interest acquired. These transactions result in a reduction in the minority interest of common unit holders in the Operating Partnership and a corresponding increase in shareholders’ equity in the accompanying consolidated balance sheet at the date of conversion.
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
New accounting pronouncements
In 2005 and 2004, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Company in 2005 and in future periods are discussed below.
SFAS No. 123R, “Share-Based Payment”, was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The provisions of SFAS No. 123R were effective on January 1, 2006. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R will not have a significant impact on the Company’s financial position or results of operations.
FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. FIN 47 is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and addressed liability recognition issues under SFAS No. 143 related to the timing and/or method of settlement of retirement obligations that are conditional on future events. FIN 47 was effective as of December 31, 2005. The Company has assessed the impact of FIN 47 and has determined that the provisions of FIN 47 did not have a material impact on the Company’s financial position or results of operations at December 31, 2005. The application of FIN 47 requires significant management estimates and judgments regarding the impact of future events. Management believes it has applied reasonable judgments and estimates in reaching its determination.
The Emerging Issues Task Force issued EITF No. 04-05 (“EITF No. 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF No. 04-05 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-05 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Company does not believe that the adoption of EITF No. 04-05 will have a material impact on the Company’s financial position or results of operations.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

2.	DEFERRED CHARGES
Deferred charges consist of the following:

	December 31,

	2005	2004

Deferred financing costs	$26,050	$33,542
Other	5,399	4,350

	31,449	37,892
Less: accumulated amortization	(19,825)	(22,318)

	$11,624	$15,574

3.	INDEBTEDNESS
At December 31, 2005 and 2004, the Company’s indebtedness consisted of the following:

					December 31,
				Maturity
Description	Payment Terms	Interest Rate		Date	2005	2004

Unsecured Notes
Senior Notes	Int.	5.125% - 7.70%		2006-2012	$485,000	$385,000
Medium Term Notes	Int.	—		—	—	212,043

					485,000	597,043

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.75%	(1)	2007	90,000	40,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	11,379	10,748

					101,379	50,748

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(2)	2029	97,100	98,500
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	268,641	273,132

					365,741	371,632

Tax Exempt Floating Rate Bonds (Secured)	Int.	3.54%	(3)	2025	28,495	110,055

Total					$980,615	$1,129,478

(1)	Represents stated rate. At December 31, 2005, the weighted average interest rate was 4.75%.
(2)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at December 31, 2005 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%. At December 31, 2005 and 2004, approximately $0 and $34,060, respectively, of this debt was secured by assets held for sale. In June 2005, the Company executed an amendment to its master reimbursement agreement with FNMA, which agreement, among other things, sets forth the Company’s payment obligations under its variable-rate, tax-exempt bond indebtedness. The amendment deferred the commencement of principal repayments under the bonds by five years from the originally scheduled commencement date. The original maturity date for the bonds remains unchanged and the amortization schedule of the bonds was changed commensurate with the five-year deferral of the start of principal amortization.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Debt maturities
The aggregate maturities of the Company’s indebtedness are as follows:

2006	$81,269
2007	259,572	(1)
2008	4,557
2009	75,901
2010	188,267
Thereafter	371,049

	$980,615

(1)	Includes outstanding balance on lines of credit totaling $101,379.
Debt issuances, retirements and modifications
2005
Upon their maturity in 2005, the Company repaid its $25,000 (7.28%) medium term, unsecured notes, repaid its $100,000 (6.85%) Mandatory Par Put Remarketed Securities (“MOPPRS”) debt arrangement, repaid its $62,043 (8.125%) medium term, unsecured notes and repaid its $25,000 (6.78%) medium term, unsecured notes, from available borrowings under its unsecured lines of credit.
In 2005, the Company issued $100,000 of senior unsecured notes. The notes bear interest at 5.45% and mature in 2012. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit.
The Company sold three apartment communities subject to the assumption of $81,560 of tax-exempt mortgage indebtedness (see note 5). As a result of these debt assumptions, the Company recorded losses on the early extinguishment of debt of $3,220 ($3,043 net of minority interest) related to the write-off of deferred loan costs of $2,264 ($2,141 net of minority interest) relating to such assumed indebtedness and the realization of a $955 ($902 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.
2004
In the fourth quarter of 2004, the Company issued $100,000 of senior unsecured notes. The notes bear interest at 5.125% and mature in 2011. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit. In 2004, the Company also closed a $35,000 secured, fixed rate mortgage note payable in a consolidated real estate entity. The note bears interest at 4.27%, requires monthly interest only payments through March 2007 and monthly principal and interest payments based on a 30-year amortization schedule from April 2007 through the note maturity date in March 2009.
In the fourth quarter of 2004, the Company purchased and retired $87,957 of the Company’s 8.125% medium term, unsecured notes through a tender offer using available borrowings under its unsecured lines of credit. Subsequent to the debt retirement, $62,043 of the 8.125% medium term notes remained outstanding until their maturity in 2005. As part of this transaction, the Company recorded a loss on the early extinguishment of this indebtedness of $4,011 representing the debt repurchase premiums, the expenses of the tender offer and the write-off of the unamortized deferred financing costs associated with the retired indebtedness.
In the fourth quarter of 2004, the Company terminated a remarketing agreement related to its $100,000, 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”). In connection with the termination of the remarketing agreement, the Company paid $10,615 (interest expense), including transaction expenses. Under the provisions of the remarketing agreement, the remarketing agent had the right to remarket the $100,000 unsecured notes in 2005 for a ten-year term at an interest rate calculated as 5.715% plus the Company’s then current credit spread to the ten-year treasury rate. As a result of the termination of the remarketing agreement, the underlying debt matured and was repaid in 2005.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Upon their maturity in 2004, the Company repaid its $13,000 (7.30%) medium term, unsecured notes and repaid its $10,000 (6.69%) medium term, unsecured notes, from available borrowings under its unsecured lines of credit.
The Company sold certain apartment communities subject to the assumption of $104,325 of tax-exempt mortgage indebtedness (see note 5). As a result of this debt assumption, the Company recorded a loss on early extinguishment of indebtedness of $4,128 ($3,849 net of minority interest) related to the write-off of unamortized deferred financing costs of $3,187 ($2,972 net of minority interest) relating to such assumed indebtedness and the realization of a $941 ($877 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.
In conjunction with an apartment community acquisition (see note 5) in 2004, the Company assumed a secured, fixed rate mortgage note payable. The mortgage note was valued at $49,496 yielding an effective rate of 4.7%. The mortgage note bears interest at a coupon rate of 6.8%, requires monthly principal and interest payments and matures in 2007.
Unsecured lines of credit
The Company utilizes a $350,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in January 2007 for its short-term financing needs. The Revolver has a current stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. At December 31, 2005, the Company had issued letters of credit to third parties totaling $3,136 under this facility.
Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in January 2007 and carries pricing and terms, including debt covenants, substantially consistent with those of the Revolver.
Interest paid
Interest paid (including capitalized amounts of $2,907, $1,078 and $3,555 for the years ended December 31, 2005, 2004 and 2003, respectively), aggregated $66,234, $66,992 and $78,822 for the years ended December 31, 2005, 2004 and 2003, respectively.
Pledged assets
The aggregate net book value at December 31, 2005 of property pledged as collateral for indebtedness amounted to approximately $465,420.

4.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
At December 31, 2005, the Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The third Property LLC is converting its apartment community, containing 121 units, into for-sale condominiums. The Company holds a 35% equity interest in the Property LLCs.
The Company accounts for its investments in these Property LLCs using the equity method of accounting. Under FIN 46R, the Company concluded the Property LLCs were not VIEs and therefore, did not require consolidation. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,099 at December 31, 2005. The excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of approximately $611 at December 31, 2005 related to the Property LLC holding the condominium conversion community will be recognized as additional costs as the underlying condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.
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
The operating results of the Company include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	December 31,

Balance Sheet Data	2005	2004

Real estate assets, net of accumulated depreciation of $8,349 and $9,712, respectively	$96,000	$124,072
Assets held for sale, net	17,715	—
Cash and other	1,770	2,797

Total assets	$115,485	$126,869

Mortgage notes payable	$66,999	$83,468
Mortgage notes payable to Company	5,967	—
Other liabilities	996	1,296

Total liabilities	73,962	84,764
Members’ equity	41,523	42,105

Total liabilities and members’ equity	$115,485	$126,869

Company’s equity investment	$20,647	$21,320

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

	Year Ended December 31,

Income Statement Data	2005	2004	2003

Revenues
Rental	$10,789	$10,451	$6,757
Other	840	776	392

Total revenues	11,629	11,227	7,149

Expenses
Property operating and maintenance	3,689	3,555	3,416
Depreciation and amortization	2,621	2,579	2,481
Interest	2,752	2,658	2,338

Total expenses	9,062	8,792	8,235

Income (loss) from continuing operations	2,567	2,435	(1,086)

Discontinued Operations
Loss from discontinued operations	(176)	(355)	(683)
Gain on sales of real estate assets	2,834	—	26,179
Loss on early extinguishment of debt	(273)	—	—

Income (loss) from discontinued operations	2,385	(355)	25,496

Net income	$4,952	$2,080	$24,410

Company’s share of net income	$1,767	$1,083	$7,790

At December 31, 2005, mortgage notes payable include a $49,999 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in 2008. The additional mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04%, requires interest only payments and matures in 2008.
In early 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Company. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Company has a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR at 1.90%. This note is repayable from the proceeds of condominium sales and matures in February 2008.

5.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS
Acquisitions
In June 2005, the Company acquired a 319-unit apartment community located in suburban Charlotte, NC for approximately $38,240, including closing costs and the reimbursement of a fee to terminate a loan commitment paid for by the seller. Additionally, through December 31, 2005, the Company had incurred additional costs of approximately $1,000, of an estimated cost of approximately $1,100 to improve the community. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.
In June 2004, the Company acquired a 499-unit apartment community located in suburban Washington, D.C. for approximately $85,814, including the assumption of mortgage indebtedness and closing costs. Additionally, the Company incurred additional costs of approximately $2,000, to improve the community. The assumed mortgage note payable was valued at $49,496 yielding an effective interest rate of 4.7%. The mortgage note bears interest at a coupon rate of 6.8%, requires monthly principal and interest payments and matures in 2007. The purchase of this community was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.
Subsequent to December 31, 2005, the Company acquired two apartment communities, containing 308 units, in Austin, Texas for approximately $46,500, including closing costs.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Dispositions
The Company classifies real estate assets as held for sale after the approval of its investment committee and after the Company has commenced an active program to sell the assets. At December 31, 2005, the Company had one community, originally containing 127 units, that is being converted into condominiums classified as held for sale. This real estate asset is classified separately in the accompanying consolidated balance sheet at $4,591, which represented its remaining net book value. The Company expects to complete the sale of all condominiums at this community in the next twelve months.
In the fourth quarter of 2005, the Company began the conversion of portions of two apartment communities into for-sale condominiums. Under SFAS No. 144, the operating results and future sales activities of these condominium units will be reflected in continuing operations. In addition, the net book value of the assets being converted into condominiums were reflected separately on the consolidated balance sheet under the caption titled “For-sale condominiums.”
Under SFAS No. 144, the operating results of assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the year ended December 31, 2005, income from discontinued operations included the results of operations of one condominium conversion community classified as held for sale at December 31, 2005 as well as the operations of six communities sold in 2005 through their sale dates and one condominium conversion community through its sell-out date. For the years ended December 31, 2004 and 2003, income from discontinued operations included the results of operations of the one condominium conversion community classified as held for sale at December 31, 2005, communities sold in 2005, one condominium conversion community through its sell out date and the results of operations of 12 communities sold in 2004 and 2003 through their sale dates.
The revenues and expenses of these communities for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Revenues
Rental	$13,222	$41,881	$68,330
Other	1,243	3,615	5,310

Total revenues	14,465	45,496	73,640

Expenses
Property operating and maintenance (exclusive of items shown separately below)	7,241	19,478	30,039
Depreciation	—	5,837	12,381
Interest	2,161	5,532	9,220
Asset impairment charges	—	2,233	17,462
Minority interest in consolidated property partnerships	14	(238)	(419)

Total expenses	9,416	32,842	68,683

Income from discontinued operations before minority interest	5,049	12,654	4,957
Minority interest	317	(343)	(413)

Income from discontinued operations	$5,366	$12,311	$4,544

In 2004, the Company recorded asset impairment charges totaling $2,233 to write-down the cost of two apartment communities, located in Dallas, Texas, to their estimated fair value when the assets were classified as held for sale or sold. In 2003, the Company recorded asset impairment charges totaling $17,462 to write-down apartment communities in Dallas, Texas and Phoenix, Arizona to their estimated fair value.
For the year ended December 31, 2005, the Company recognized net gains in discontinued operations of $124,425 ($117,593 net of minority interest) from the sale of six communities, containing 3,047 units. The sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

In addition, for the year ended December 31, 2005, gains on sales of real estate assets included net gains of $16,812 ($15,404 net of minority interest and provision for income taxes) from condominium sales at the Company’s condominium conversion communities reported in discontinued operations. A summary of revenues and costs and expenses of these condominium activities for the year ended December 31, 2005 was as follows:

2005

Condominium revenues, net	$51,857
Condominium costs and expenses	(35,045)

Gains on condominium sales, before minority interest and income taxes	16,812
Minority interest	(814)
Provision for income taxes	(594)

Gains on condominium sales, net of minority interest and provision for income taxes	$15,404

For the year ended December 31, 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities, containing 3,880 units, and certain land parcels. These sales generated net proceeds of approximately $242,962, including $104,325 of tax-exempt debt assumed by the purchasers. For the year ended December 31, 2003, the Company recognized net gains from discontinued operations of $40,792 ($36,497 net of minority interest) on the sale of four communities, containing 1,844 units, and certain land parcels. These sales generated net proceeds of approximately $163,560.
In January 2006, the Company designated one apartment community, containing 696 units, as held for sale. The aggregate net book value of this asset totaled approximately $88,000, which represented the lower of depreciated cost or estimated fair value of the assets. This asset is expected to be reported as discontinued operations in 2006.

6.	SHAREHOLDERS’ EQUITY/ MINORITY INTEREST
Preferred Stock
At December 31, 2005, the Company had two outstanding series of cumulative redeemable preferred stock with the following characteristics:

		Liquidation	Optional	Redemption	Stated	Dividend
	Outstanding	Preference	Redemption	Price (1)	Dividend	Rate
Description	Shares	(per share)	Date (1)	(per share)	Yield	(per share)

Series A	900	$50.00	10/01/26	$50.00	8.5%	$4.25
Series B	2,000	$25.00	10/28/07	$25.00	7.625%	$1.91

(1)	The preferred stock is redeemable, at the Company’s option, for cash.
In 2004, the Company redeemed its 7.625% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) for $25.00 per share (an aggregate of $50,000), plus accrued and unpaid dividends through the redemption date. In connection with the issuance of the Series C Preferred Stock in 1998, the Company incurred $1,716 in issuance costs and recorded such costs as a reduction of shareholders’ equity. The redemption price of the Series C Preferred Stock exceeded the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Company reflected the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common shareholders in 2004.
Preferred Units
In 2004, the Operating Partnership redeemed its 8.0% Series D cumulative redeemable preferred units (“Series D Preferred Units”) for $25.00 per unit (an aggregate of $70,000), plus accrued and unpaid distributions through the redemption date. In connection with the issuance of the Series D Preferred Units in 1998, the Operating Partnership incurred $1,810 in issuance costs and recorded such costs as a reduction of partners’ equity. The redemption price of the Series D Preferred Units exceeded the related carrying value by the $1,810 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Company reflected the $1,810 of issuance costs as a reduction of earnings in arriving at net income available to common shareholders in 2004.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Common Stock Purchases
In 2005, the Company repurchased approximately 1,031 shares of its common stock at an aggregate cost of $34,400 under 10b5-1 stock repurchase plans. These shares were purchased under a board of directors approved plan which provides for aggregate common or preferred stock repurchases of up to $200,000 through December 31, 2006. In 2004, under a previous stock repurchase program, the Company repurchased $2,268 of common stock and $120,000 of preferred stock and units.
Computation of Earnings Per Common Share
For the years ended December 31, 2005, 2004 and 2003, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

	Year Ended December 31, 2005

	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount

Income from continuing operations	$6,628
Less: Preferred stock dividends	(7,637)

Basic EPS
Loss from continuing operations available to common shareholders	(1,009)	40,217		$(0.03)

Effect of dilutive securities
Stock options and awards	—	—	(1)

Diluted EPS
Loss from continuing operations available to common shareholders	$(1,009)	40,217		$(0.03)

	Year Ended December 31, 2004

	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount

Loss from continuing operations	$(26,282)
Less: Preferred stock dividends	(8,325)
Less: Preferred stock and unit redemption costs	(3,526)

Basic EPS
Loss from continuing operations available to common shareholders	(38,133)	39,777		$(0.96)

Effect of dilutive securities
Stock options and awards	—	—	(1)

Diluted EPS
Loss from continuing operations available to common shareholders	$(38,133)	39,777		$(0.96)

	Year Ended December 31, 2003

	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount

Loss from continuing operations	$(26,885)
Less: Preferred stock dividends	(11,449)

Basic EPS
Loss from continuing operations available to common shareholders	(38,334)	37,688		$(1.02)

Effect of dilutive securities
Stock options and awards	—	—	(1)

Diluted EPS
Loss from continuing operations available to common shareholders	$(38,334)	37,688		$(1.02)

(1)	For the years ended December 31, 2005, 2004 and 2003, the potential dilution from the Company’s outstanding stock options and awards of 400, 115 and 11 shares, respectively, was antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

In 2005, 2004 and 2003, stock options to purchase 3,534, 4,491 and 4,735 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as these options were antidilutive.

7.	SEVERANCE AND PROXY CONTEST CHARGES
In 2005, the Company recorded an additional expense charge of $796 relating to changes in the estimated future costs of certain benefits granted to former executive officers under prior employment or settlement agreements (see discussion below). The estimated future cost increases primarily related to increased fuel and other operating costs and expenses associated with certain fractional aircraft benefits provided to such executives.
In 2003, the Company recorded charges totaling $21,506 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors and relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. These charges consisted of amounts representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements, amounts representing the discounted present value of estimated net costs to be incurred by the Company relating to its split-dollar life insurance obligations to the individuals under their employment contracts and amounts representing the aggregate amount of the estimated payments and benefits to be made to the other departing executive officers. In 2004, the Company entered into a final settlement agreement with its former chairman of the board of directors. Under the terms of the agreement, the former chairman’s employment and non-competition agreements were terminated and the Company agreed to continue to provide the former chairman certain payments and benefits through 2013, the approximate expiration date of the original employment agreement. Because the present value of the estimated payments under the settlement agreement approximated the Company’s remaining accrued charge under the former employment agreement, no additional charges were recorded in 2004 as a result of the settlement.
The following table summarizes the activity relating to the accrued severance charges for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Accrued severance charges, beginning of year	$15,317	$19,171	$—
Severance charges	796	—	21,506
Payments for period	(2,694)	(4,858)	(3,237)
Interest accretion	906	1,004	902

Accrued severance charges, end of year	$14,325	$15,317	$19,171

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (8 to 11 years).
In 2003, proxy and related costs of $5,231 represented the legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount included the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits were settled in October 2004 (see note 11).

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

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.
Reconciliation of net income to taxable income
As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income to taxable income for the years ended December 31, 2005, 2004 and 2003 is detailed below.

	2005	2004	2003
	(Estimate)	(Actual)	(Actual)

Net income	$141,948	$88,219	$14,156
Add net loss (income) of taxable REIT subsidiaries	(6,881)	402	691

Adjusted net income	135,067	88,621	14,847
Book/tax depreciation difference	(1,320)	(1,719)	(4,309)
Book/tax difference on gains from real estate sales	(9,409)	(9,806)	3,010
Other book/tax differences, net	(9,223)	(9,489)	20,005

Taxable income before allocation of taxable capital gains	115,115	67,607	33,553
Income taxable as capital gains	(116,739)	(89,393)	(35,620)

Taxable ordinary income (loss)	$(1,624)	$(21,786)	$(2,067)

Income tax characterization of dividends
For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Ordinary income	$—	—	$—	—	$0.16	7.4%
Capital gains	0.99	55.1%	0.74	40.9%	0.36	16.8%
Unrecaptured Section 1250 gains	0.81	44.9%	1.06	59.1%	0.31	14.5%
Return of capital	—	—	—	—	1.30	61.3%

	$1.80	100.0%	$1.80	100.0%	$2.13	100.0%

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.
As of December 31, 2005, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Company’s consolidated financial statements by $50,803.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Taxable REIT subsidiaries
The Company utilizes taxable REIT subsidiaries (“TRSs”) to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services for third parties. These TRSs are subject to federal and state income taxes. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of the TRS income tax expense to the statutory federal rate are reflected in the tables below.
For the years ended December 31, 2004 and 2003, the impact of TRSs’ income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.
Income tax expense of the TRSs for the year ended December 31, 2005 is comprised of the following:

2005

Current tax expense
Federal	$251
State	343

594

Deferred tax expense
Federal	—
State	—

—

Total income tax expense	594
Income tax expense — discontinued operations	(594)

Income tax expense — continuing operations	$—

In 2005, income tax expense was allocated to discontinued operations as the taxable income of the TRSs resulted from condominium sales activities which are reported in discontinued operations. Deferred tax expense was offset by the reversal of valuation allowances, primarily related to income tax net operating loss carryforwards, that were established in prior years. Net valuation allowances utilized in 2005 totaled approximately $2,700 and total valuation allowances at December 31, 2005 totaled approximately $1,600.
The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004

Deferred tax assets
Real estate asset basis differences	$1,106	$1,106
Tax NOLs	415	3,300
Accrued liabilities	641	—
Other	269	769

	2,431	5,175

Deferred tax liabilities
Amortization	(797)	(824)

	(797)	(824)

Net deferred tax assets, before valuation allowances	1,634	4,351
Valuation allowances	(1,634)	(4,351)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2005, the Company’s taxable REIT subsidiaries had consolidated federal income tax net operating loss carryforwards totaling approximately $1,200. These tax loss carryforwards begin to expire in 2021. At

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

December 31, 2005 and 2004, management had established valuation allowances against the deferred tax asset associated with these net operating loss carryforwards and other net deferred tax assets due primarily to the historical losses and variability of the income of these subsidiaries. The tax benefits associated with such valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.
A reconciliation of income tax expense of the TRSs to the federal statutory rate is detailed below. As shown above, 2005 income tax expense was allocated to discontinued operations.

2005

Federal tax rate	35%
State income tax, net of federal benefit	4%
Federal alternative minimum taxes	3%
Change in valuation allowance of deferred tax assets	(35)%

7%

9.	STOCK-BASED COMPENSATION PLANS
Stock Compensation Plans
Effective January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed in SFAS No. 123 (see note 1). The Company elected the prospective method of adoption prescribed by SFAS No. 148. For stock-based compensation granted prior to January 1, 2003, the Company accounted for stock-based compensation under the intrinsic value method prescribed by APB No. 25. A table in note 1 summarizes the Company’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for all stock-based compensation for the years ended December 31, 2005, 2004 and 2003.
Incentive Stock Plans
The Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”) was approved by the Company’s shareholders in May 2003. Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the administrative committee overseeing the 2003 Stock Plan. At December 31, 2005, stock options outstanding under the 2003 Stock Plan totaled 1,150. The Company’s former stock plan (the “1993 Stock Plan”) expired in July 2003. At December 31, 2005, stock options outstanding under the 1993 Stock Plan totaled 2,384.
In 2005, 2004 and 2003, the Company granted stock options to purchase 277, 283 and 1,252 shares of Company common stock to Company officers and directors, of which 50, 50 and 100 shares in 2005, 2004 and 2003, respectively, were granted to the Company’s non-executive chairman of the board. For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense related to stock options of $761 ($723 net of minority interest), $590 ($553, net of minority interest) and $244 ($218, net of minority interest), respectively, recognized under the fair value method.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The following table summarizes the weighted average assumptions used in the calculation of the fair value of stock options granted using the Black-Scholes option-pricing model.

	2005	2004	2003

Dividend yield	5.5%	6.3%	6.5%
Expected volatility	17.1%	16.9%	17.1%
Risk-free interest rate	3.1%	3.1%	2.9%
Expected option life	5 years	5 years	5 years
A summary of stock option activity under all plans for the years ended December 31, 2005, 2004 and 2003, is presented below.

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	4,491	$33	4,735	$34	4,089	$35
Granted	277	33	283	28	1,252	26
Exercised	(1,105)	33	(277)	29	(217)	28
Forfeited	(129)	30	(250)	36	(389)	32

Outstanding at end of year	3,534	34	4,491	33	4,735	34

Options exercisable at year-end	2,437		3,131		3,233

Weighted-average fair value of options granted during the year	$2.73		$1.86		$1.59

At December 31, 2005, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,481 options outstanding with exercise prices ranging from $23.90 to $35.51. These options have a weighted average exercise price of $27.75 and a weighted average remaining contractual life of 8 years. Of these outstanding options, 457 were exercisable at December 31, 2005 at a weighted average exercise price of $26.66. In addition, there were 2,053 options outstanding with exercise prices ranging from $36.13 to $44.13. These options have a weighted average exercise price of $38.16 and a weighted average remaining contractual life of 3 years. Of these outstanding options, 1,980 were exercisable at December 31, 2005 at a weighted average exercise price of $37.56.
In 2005, 2004 and 2003, the Company granted 35, 27 and 175 shares of restricted stock, respectively, to Company officers and directors, of which 6, 7 and 8 shares in 2005, 2004 and 2003, respectively, were granted to the Company’s non-executive chairman of the board. The restricted shares granted in 2005 and 2004 vest ratably over three to five year periods. The restricted shares granted in 2003 vest ratably over three to eight year periods. For each year, the total value of the restricted share grants of $1,173, $777 and $4,555, respectively, was initially reflected in shareholders’ equity as additional paid-in capital and as deferred compensation, a contra-shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the applicable vesting period. Total compensation expense relating to the restricted stock was $1,367, $1,109 and $742 in 2005, 2004 and 2003, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005. The provisions of the 2005 ESPP are substantially similar to the Company’s former ESPP, terminated in December 2004, with certain exceptions including that the maximum number of shares issuable under the 2005 ESPP will be 300. To participate in the ESPP, (i) directors must have been a member of the Board of Directors for at least one month and (ii) an employee must have been employed full or part-time by the Company or the Operating Partnership for at least one month; provided, an individual who is a director and who is an employee shall be a participant exclusively with respect to his or her status as an employee. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Effective January 1, 2003, under SFAS No. 123, the Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $171, $86 and $85 in 2005, 2004 and 2003, respectively.

10.	EMPLOYEE BENEFIT PLAN
The employees of the Company are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Company contributions, if any, to this plan are based on the performance of the Company and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Company contribution, the maximum employee contribution included in the calculation was 5% in 2005 (4% in 2004 and 2003) of salary. Company contributions of $691, $541 and $513 were made to this plan in 2005, 2004 and 2003, respectively.

11.	COMMITMENTS AND CONTINGENCIES
Land, office and equipment leases
The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community and four ground leases expiring in 2012, 2038, 2066 and 2074 for four separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2005, are as follows:

2006	$1,665
2007	1,625
2008	1,638
2009	1,628
2010	1,634
2011 and thereafter	167,857
The Company incurred $5,058, $4,981 and $4,382 of rent expense, including rent expense under short-term rental and lease arrangements, for the years ended December 31, 2005, 2004 and 2003, respectively.
Legal proceedings
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested. In February 2006, the United States District Court granted the Company’s motion for attorneys’ fees in an amount to be determined by the agreement of the parties, or, alternatively, by the Court.
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case, and his petition remains pending.
The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

12.	RELATED PARTY TRANSACTIONS
In 2005, 2004 and 2003, the Company held investments in Property LLC’s accounted for under the equity method of accounting (see note 4). In 2005, 2004 and 2003, the Company recorded, before elimination of the Company’s equity interests, development fees, general construction contract billings, management fees and expense reimbursements (primarily personnel costs) of approximately $1,781, $1,756 and $2,913, respectively, from these related companies. Additionally in 2005, 2004 and 2003, the Company earned interest under mortgage and construction loans to the Project LLCs totaling $437, $308 and $3,186, respectively. The Company portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.
In prior years, the Company provided landscaping services for executive officers, employees, directors and other related parties. For the year ended December 31, 2003, the Company received landscaping revenue of $742 for such services. Such revenue includes reimbursement of direct and indirect expenses.
At December 31, 2005 and 2004, the Company had outstanding loan balances to certain current and former company executives totaling $2,485 and $5,095, respectively. These loans mature ten years from their issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares on the open market. Additionally, at December 31, 2005 and 2004, the Company had outstanding additional loans to certain company executives totaling $640 and $780, respectively. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Company, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $140, $140 and $160 was recorded as compensation expense in 2005, 2004 and 2003, respectively.

13.	DERIVATIVE FINANCIAL INSTRUMENTS
At December 31, 2005, the Company had outstanding one interest rate swap agreement with a notional value of approximately $97,100 with a maturity date in 2009. At December 31, 2004, the Company had interest rate swaps with notional values of $123,000. At December 31, 2005 and 2004, the fair value of the interest rate swap agreements represented liabilities of $4,021 and $8,927, respectively, and the liabilities were included in consolidated liabilities in the accompanying consolidated balance sheets. The Company recorded the changes in the fair value of these cash flow hedges as changes in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet.
At December 31, 2005, the Company had outstanding one interest rate cap agreement with a financial institution with a notional value of $28,495. This interest rate cap agreement is cash flow hedge that provides a fixed interest

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

ceiling at 5% for the Company’s variable rate, tax-exempt borrowings aggregating $28,495 at December 31, 2005. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At December 31, 2005, the difference between the amortized costs of the interest rate cap arrangement and their fair value of $5 is included in accumulated other comprehensive income (loss), a shareholders’ equity account. The original cost of $362 of the arrangements is being amortized to expense over their five-year term.
In 2005, in connection with the sale of three communities discussed in note 5 above, the Company sold its interest in interest rate cap agreements with notional values of $81,560 for aggregate proceeds of $17 and realized losses of $955 ($902 net of minority interest) that were included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations. In 2004, in connection with the sale of five communities discussed in note 5 above, the Company sold its interest in interest rate cap agreements with notional values of $104,325 for aggregate proceeds of $379 and realized losses of $941 ($877 net of minority interest) that was included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations. The unrealized losses on these interest rate cap agreements were previously reflected in accumulated other comprehensive income (loss), a shareholder’s equity account. These interest rate cap agreements were sold and the underlying hedged indebtedness was assumed by the purchasers in connection with the sale of the related assets.
The impact of the change in the value of the derivatives on comprehensive income (loss) is included in the statement of shareholders’ equity. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as schedule interest payments are made on the Company’s hedge indebtedness. At December 31, 2005, the Company estimates that $1,470 will be reclassified from accumulated other comprehensive income as an increase in interest expense during the next twelve months.

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
Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2005, the fair value of fixed rate debt was approximately $767,271 (carrying value of $753,641) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements. At December 31, 2004, the fair value of fixed rate debt was approximately $891,579 (carrying value of $845,175) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements.
In order to manage the impact of interest rate changes on earnings and cash flow, the Company entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133, as amended. At December 31, 2005, the carrying amounts of the interest rate swap arrangement represented a net liability totaling $4,021 and the carrying value of the interest rate cap arrangement represented a net asset of $5. At December 31, 2004, the carrying amounts of the interest rate swap arrangements represented net liabilities totaling $8,927 and the carrying value of the interest rate cap arrangements represented net assets of $110.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2005. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

15.	SEGMENT INFORMATION
Segment Description
In accordance with SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information,” the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Company’s chief operating decision makers to manage the business.
The Company’s chief operating decision makers focus on the Company’s primary sources of income from property rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of December 31, 2005. The segment information for the years ended December 31, 2004 and 2003 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2005 to discontinued operations under SFAS No. 144 (see note 5).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Condominium conversion communities — those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities — those communities acquired in the current or prior year.
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

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Segment Information
The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to NOI to consolidated net income for the years ended December 31, 2005, 2004 and 2003. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

	Year Ended December 31,

	2005	2004	2003

Revenues
Fully stabilized communities	$250,583	$243,430	$240,613
Communities stabilized during prior year	7,184	7,007	2,008
Condominium conversion communities	5,485	5,716	5,523
Acquired communities	10,808	4,477	—
Other property segments	22,488	21,154	19,558
Other	255	1,000	457

Consolidated revenues	$296,803	$282,784	$268,159

Contribution to Property Net Operating Income
Fully stabilized communities	$153,423	$149,146	$149,963
Communities stabilized during prior year	4,957	4,885	115
Condominium conversion communities	3,613	3,675	3,569
Acquired communities	7,230	3,163	—
Other property segments, including corporate management expenses	(6,685)	(6,438)	(3,716)

Consolidated property net operating income	162,538	154,431	149,931

Interest income	661	817	894
Other revenues	255	1,000	457
Minority interest in consolidated property partnerships	239	671	1,605
Depreciation	(76,248)	(79,473)	(77,595)
Interest	(58,898)	(63,552)	(61,640)
Amortization of deferred financing costs	(4,661)	(4,304)	(3,801)
General and administrative	(18,307)	(18,205)	(13,841)
Investment, development and other	(5,242)	(2,930)	(2,715)
Termination of debt remarketing agreement (interest expense)	—	(10,615)	—
Loss on early extinguishment of indebtedness	—	(4,011)	—
Severance charges	(796)	—	(21,506)
Proxy contest and related costs	—	—	(5,231)
Equity in income of unconsolidated real estate entities	1,767	1,083	7,790
Gain on sale of technology investment	5,267	—	—
Minority interest of preferred unitholders	—	(3,780)	(5,600)
Minority interest of common unitholders	53	2,586	4,367

Income (loss) from continuing operations	6,628	(26,282)	(26,885)
Income from discontinued operations	135,320	114,501	41,041

Net income	$141,948	$88,219	$14,156

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

16.	SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities for the years ended December 31, 2005, 2004 and 2003 were as follows:
In 2005, the Company sold three apartment communities subject to $81,560 of tax-exempt mortgage indebtedness assumed by the purchasers. In 2004, the Company sold certain apartment communities subject to $104,325 of tax-exempt mortgage indebtedness assumed by the purchasers. Additionally in 2004, the Company acquired an apartment community, including the assumption of mortgage indebtedness with an estimated fair value of $49,496. These transactions were excluded from the cash flow statement as a non-cash transactions.
In 2005, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $5,559, net of minority interest. In 2004, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $3,694, net of minority interest. In 2003, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $2,460, net of minority interest.
In 2005, 2004 and 2003, Common Units in the Operating Partnership totaling 1,097, 1,168 and 1,162, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to minority interest for the impact of the Company’s employee stock purchase and stock options plans, decreased minority interest and increased shareholders’ equity in the amounts of $20,444, $19,848 and $20,802 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Operating Partnership committed to distribute $19,257, $19,203 and $19,043 for the quarters ended December 31, 2005, 2004 and 2003, respectively. As a result, the Company declared dividends of $18,626, $18,078 and $17,391 for the quarters ended December 31, 2005, 2004 and 2003, respectively. The remaining distributions from the Operating Partnership in the amount of $631, $1,125 and $1,652 for the quarters ended December 31, 2005, 2004 and 2003, respectively, are distributed to minority interest unitholders in the Operating Partnership.
In 2005, under an amended and restated deferred compensation plan for directors and officers, Company common shares were issued to the plan in settlement of the Company’s variable obligation relating to changes in the value of its common shares due the directors under the prior deferred compensation plan. This common share issuance totaling $1,568 was a non-cash transaction. In addition, common shares issued quarterly for director compensation, totaling $194 in 2005, were also non-cash transactions.
In 2005, the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $760. Such income tax payments were not material in 2004 and 2003 due to the existence of tax loss carryforwards at the taxable REIT subsidiaries (see note 8).

17.	SALE OF TECHNOLOGY INVESTMENT
In 2005, the Company sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267.

Post Properties, Inc.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Under SFAS No. 144, as further discussed in note 5, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which in 2004 differ from the presentation of discontinued operations included in the Company’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in 2004. Due to the timing of discontinued operations, the quarterly financial information presented below is consistent with the Company’s quarterly financial information reported in its 2005 Form 10-Qs. Quarterly financial information for the years ended December 31, 2005 and 2004, as revised to reflect the change discussed above was as follows:

	Year Ended December 31, 2005

	First	Second	Third	Fourth

Revenues	$71,580	$73,119	$76,071	$76,033

Income (loss) from continuing operations	1,230	(709)	1,983	4,124
Income from discontinued operations	3,446	59,154	71,258	1,462

Net income	4,676	58,445	73,241	5,586
Dividends to preferred shareholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common shareholders	$2,767	$56,535	$71,332	$3,677

Earnings per common share:
Net income available to common shareholders — basic	$0.07	$1.42	$1.77	$0.09
Net income available to common shareholders — diluted	$0.07	$1.42	$1.75	$0.09

	Year Ended December 31, 2004

	First	Second	Third	Fourth

Revenues	$68,686	$69,860	$72,912	$71,326

Loss from continuing operations	(3,343)	(3,708)	(3,994)	(15,237)
Income from discontinued operations	6,754	104,816	2,201	730

Net income (loss)	3,411	101,108	(1,793)	(14,507)
Dividends to preferred shareholders	(2,597)	(1,910)	(1,909)	(1,909)
Redemption costs on preferred stock and units	(1,716)	—	(1,810)	—

Net income (loss) available to common shareholders	$(902)	$99,198	$(5,512)	$(16,416)

Earnings per common share:
Net income (loss) available to common shareholders — basic	$(0.02)	$2.49	$(0.14)	$(0.41)
Net income (loss) available to common shareholders — diluted	$(0.02)	$2.49	$(0.14)	$(0.41)

Post Properties, Inc.

Post Apartment Homes, L.P.
Consolidated Financial Statements
December 31, 2005 and 2004

Post Apartment Homes, L.P.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Apartment Homes, L.P., including the Partnership’s principal executive officer and principal financial officer, Partnership management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control — Integrated Framework, the management of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Post Apartment Homes, L.P.:
We have completed integrated audits of Post Apartment Homes, L.P. 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the Post Apartment Homes, L.P. index appearing under Item 15(a) present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a), that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2006

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	2005	2004

Assets
Real estate assets
Land	$266,914	$266,520
Building and improvements	1,789,479	1,887,514
Furniture, fixtures and equipment	207,497	214,954
Construction in progress	47,005	19,527
Land held for future development	62,511	18,910

	2,373,406	2,407,425
Less: accumulated depreciation	(516,954)	(498,367)
For-sale condominiums	38,338	—
Assets held for sale, net of accumulated depreciation of $0 and $26,332 at December 31, 2005 and 2004, respectively	4,591	68,661

Total real estate assets	1,899,381	1,977,719
Investments in and advances to unconsolidated real estate entities	26,614	21,320
Cash and cash equivalents	6,410	123
Restricted cash	4,599	1,844
Deferred charges, net	11,624	15,574
Other assets	32,826	37,262

Total assets	$1,981,454	$2,053,842

Liabilities and Partners’ Equity
Indebtedness, including $0 and $34,060 of debt secured by assets held for sale at December 31, 2005 and 2004, respectively	$980,615	$1,129,478
Accounts payable and accrued expenses	58,474	58,837
Dividend and distribution payable	19,257	19,203
Accrued interest payable	5,478	7,677
Deposits and prepaid rents	9,857	7,236

Total liabilities	1,073,681	1,222,431

Commitments and contingencies
Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	9,722	8,673
Limited partner	807,403	737,940
Accumulated other comprehensive income (loss)	(4,352)	(10,202)

Total partners’ equity	907,773	831,411

Total liabilities and partners’ equity	$1,981,454	$2,053,842

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,

	2005	2004	2003

Revenues
Rental	$279,508	$266,191	$253,345
Other property revenues	17,040	15,593	14,357
Other	255	1,000	457

Total revenues	296,803	282,784	268,159

Expenses
Property operating and maintenance (exclusive of items shown separately below)	134,010	127,353	117,771
Depreciation	76,248	79,473	77,595
General and administrative	18,307	18,205	13,841
Investment, development and other	5,242	2,930	2,715
Proxy contest and related costs	—	—	5,231
Severance charges	796	—	21,506

Total expenses	234,603	227,961	238,659

Operating income	62,200	54,823	29,500
Interest income	661	817	894
Interest expense	(58,898)	(63,552)	(61,640)
Amortization of deferred financing costs	(4,661)	(4,304)	(3,801)
Equity in income of unconsolidated real estate entities	1,767	1,083	7,790
Gains on sale of technology investment	5,267	—	—
Termination of debt remarketing agreement (interest expense)	—	(10,615)	—
Loss on early extinguishment of indebtedness	—	(4,011)	—
Minority interest in consolidated property partnerships	239	671	1,605

Income (loss) from continuing operations	6,575	(25,088)	(25,652)

Discontinued operations
Income from discontinued operations	5,049	12,654	4,957
Gains on sales of real estate assets, net of provision for income tax	140,643	113,739	40,792
Loss on early extinguishment of indebtedness associated with property sales	(3,220)	(4,128)	—

Income from discontinued operations	142,472	122,265	45,749

Net income	149,047	97,177	20,097
Distributions to preferred unitholders	(7,637)	(12,105)	(17,049)
Redemption costs on preferred units	—	(3,526)	—

Net income available to common unitholders	$141,410	$81,546	$3,048

Per common unit data — Basic
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.03)	$(0.96)	$(1.02)
Income from discontinued operations	3.36	2.88	1.09

Net income available to common unitholders	$3.34	$1.92	$0.07

Weighted average common units outstanding	42,353	42,474	42,134

Per common unit data — Diluted
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.03)	$(0.96)	$(1.02)
Income from discontinued operations	3.36	2.88	1.09

Net income available to common unitholders	$3.34	$1.92	$0.07

Weighted average common units outstanding	42,353	42,474	42,134

Common distributions declared	$1.80	$1.80	$1.80

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per unit data)

						Accumulated Other
	Preferred	Common	Preferred	General	Limited	Comprehensive
	Units	Units	Units	Partner	Partner	Income (Loss)	Total

	(No. of Units)	(No. of Units)
Partners’ Equity, December 31, 2002	7,700	42,032	$215,000	$9,143	$786,682	$(16,849)	$993,976
Comprehensive income
Net income	—	—	17,049	30	3,018	—	20,097
Net change in derivative value	—	—	—	—	—	2,702	2,702

Total comprehensive income	—	—					22,799
Contributions from the Company related to employee stock purchase and stock option plans	—	148	—	41	4,098	—	4,139
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	174	—	7	735	—	742
Equity-based compensation	—	—	—	2	242	—	244
Distributions to preferred Unitholders	—	—	(17,049)	—	—	—	(17,049)
Distributions to common Unitholders ($1.80 per unit)	—	—	—	(759)	(75,157)	—	(75,916)

Partners’ Equity, December 31, 2003	7,700	42,354	215,000	8,464	719,618	(14,147)	928,935
Comprehensive income
Net income	—	—	12,105	851	84,221	—	97,177
Net change in derivative value, net of minority interest	—	—	—	—	—	3,945	3,945

Total comprehensive income	—	—					101,122
Contributions from the Company related to employee stock purchase and stock option plans	—	366	—	105	10,360	—	10,465
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	25	—	11	1,098	—	1,109
Redemption of preferred units	(4,800)	—	(120,000)	—	—	—	(120,000)
Equity-based compensation	—	—	—	7	669	—	676
Purchase of common units	—	(82)	—	—	(2,268)	—	(2,268)
Distributions to preferred Unitholders	—	—	(12,105)	—	—	—	(12,105)
Distributions to common Unitholders ($1.80 per unit)	—	—	—	(765)	(75,758)	—	(76,523)

Partners’ Equity, December 31, 2004	2,900	42,663	95,000	8,673	737,940	(10,202)	831,411
Comprehensive income
Net income	—	—	7,637	1,414	139,996	—	149,047
Net change in derivative value	—	—	—	—	—	5,850	5,850

Total comprehensive income	—	—					154,897
Contributions from the Company related to employee stock purchase and stock option plans	—	1,138	—	378	37,463	—	37,841
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	26	—	14	1,353	—	1,367
Equity-based compensation	—	—	—	9	917	—	926
Purchase of common units	—	(1,031)	—	—	(34,400)	—	(34,400)
Distributions to preferred Unitholders	—	—	(7,637)	—	—	—	(7,637)
Distributions to common Unitholders ($1.80 per unit)	—	—	—	(766)	(75,866)	—	(76,632)

Partners’ Equity, December 31, 2005	2,900	42,796	$95,000	$9,722	$807,403	$(4,352)	$907,773

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)

	Year Ended December 31,

	2005	2004	2003

Cash Flows From Operating Activities
Net income	$149,047	$97,177	$20,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,248	85,310	89,975
Amortization of deferred loan costs	4,661	4,304	3,801
Gains on sales of real estate assets — discontinued operations	(140,643)	(113,739)	(40,792)
Gains on sale of technology investment	(5,267)	—	—
Asset impairment charges		2,233	17,462
Equity in income of unconsolidated real estate entities	(1,634)	(941)	(7,790)
Distribution of earnings of unconsolidated entities	2,033	1,928	—
Equity-based compensation	2,293	1,785	1,071
Deferred compensation	194	—	—
Loss on early extinguishment of indebtedness	2,264	4,302	—
Changes in assets, (increase) decrease in:
Restricted cash	(2,755)	221	(696)
Other assets	(1,257)	(2,858)	4,676
Deferred charges	(1,082)	(361)	(2,210)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(2,199)	754	(2,071)
Accounts payable and accrued expenses	2,237	(356)	8,386
Deposits and prepaid rents	2,621	(654)	(360)

Net cash provided by operating activities	86,761	79,105	91,549

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(112,527)	(42,777)	(24,179)
Net proceeds from property sales	199,546	138,637	163,560
Proceeds from sale of technology investment	5,267	—	—
Capitalized interest	(2,907)	(1,078)	(3,555)
Recurring capital expenditures	(9,921)	(9,884)	(9,473)
Non-recurring capital expenditures	(4,508)	(4,605)	(5,152)
Revenue generating capital expenditures	—	(26)	(1,240)
Corporate additions and improvements	(1,771)	(681)	(799)
Distributions from (investments in and advances to) unconsolidated entities	(5,846)	52,287	115,033
Note receivable collections	2,960	—	—

Net cash provided by investing activities	70,293	131,873	234,195

Cash Flows From Financing Activities
Proceeds from indebtedness	100,000	135,000	—
Payments on indebtedness	(217,934)	(115,753)	(103,875)
Payment of financing costs	(1,211)	(5,631)	—
Lines of credit proceeds (repayments), net	50,631	(21,262)	(124,358)
Redemption of preferred units	—	(120,000)	—
Redemption of common units	(34,400)	(2,268)	—
Contributions from company related to employee stock purchase and stock option plans	36,084	10,465	4,139
Capital contributions (distributions) of minority interests	283	(3,806)	—
Distributions to preferred unitholders	(7,637)	(12,571)	(17,049)
Distributions to common unitholders	(76,583)	(76,363)	(89,657)

Net cash used in financing activities	(150,767)	(212,189)	(330,800)

Net increase (decrease) in cash and cash equivalents	6,287	(1,211)	(5,056)
Cash and cash equivalents, beginning of period	123	1,334	6,390

Cash and cash equivalents, end of period	$6,410	$123	$1,334

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
At December 31, 2005, the Company owned 96.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 95.0%, 93.7% and 89.5% for the years ended December 31, 2005, 2004 and 2003 respectively. Common Units held by persons other than the Company represented a 3.3% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.
At December 31, 2005, the Company owned 21,442 apartment units in 58 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 205 apartment units in one community currently under development. The Company is also developing 145 for-sale condominium homes and is converting 597 apartment units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2005, approximately 46.8%, 18.5%, 9.3% and 8.9% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.
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
Basis of presentation
The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and its wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Operating Partnership has less than a controlling financial interest or entities where it is not the primary beneficiary under FIN 46R, the entities are accounted for on the equity method of accounting. Accordingly, the Operating Partnership’s share of the net earnings or losses of these entities is included in consolidated net income. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

In 2005, the Operating Partnership reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2005 presentation. The reclassified expenses primarily included certain investment group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities.
Certain other items in the 2004 and 2003 consolidated financial statements were reclassified for comparative purposes with the 2005 consolidated financial statements.
Cost capitalization
The Operating Partnership capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment and condominium communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Non-recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the major renovation of communities, the new installation of water sub-metering equipment and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Operating Partnership expenses as incurred interior and exterior painting of its operating communities.
For communities under development, the Operating Partnership capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment and condominium communities under development and construction. Interest is capitalized to projects under development based upon the weighted average cumulative project costs for each month multiplied by the Operating Partnership’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Operating Partnership’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2005, 2004 and 2003 were approximately 6.5%, 7.3% and 7.0%, respectively. Internal personnel and associated costs are capitalized to projects under development based upon the effort identifiable with such projects. The Operating Partnership treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Operating Partnership ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in an apartment development community become available for occupancy. In addition, prior to the completion of rental units, the Operating Partnership expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Operating Partnership expenses all sales and marketing costs related to such units.
For cash flow statement purposes, the Company classifies capital expenditures for newly developed condominium communities and for condominium conversion communities in investing activities in the caption titled, “Construction and acquisition of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Net proceeds from sales of real estate assets.”
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
The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Operating Partnership’s investment committee and after an actual program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Operating Partnership’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.
For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities, the operating results, condominium revenues and associated gains are reflected in continuing operations (see discussion under “revenue recognition” below) and the net book value of the assets being converted into condominiums are reflected separately from discontinued assets on the consolidated balance sheet in the caption titled, “For-sale condominiums.”
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
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

operations. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership will also recognize revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units sold at partial condominium communities will be included in continuing operations.
For newly developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total projects costs for each condominium unit under a binding real estate contract.
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
Apartment community acquisitions
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets, intangible assets and liabilities (including mortgage indebtedness) acquired in each transaction, based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment, are reflected in real estate assets and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 6 months to 18 months).
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

	2005	2004	2003

Net income available to common unitholders As reported	$141,410	$81,546	$3,048
Equity-based compensation included in net income, as reported	2,299	1,785	1,071
Equity-based compensation determined under the fair value method	(2,327)	(1,853)	(1,216)

Pro forma	$141,382	$81,478	$2,903

Net income per common unit- basic As reported	$3.34	$1.92	$0.07
Pro forma	$3.34	$1.92	$0.07
Net income per common unit- diluted As reported	$3.34	$1.92	$0.07
Pro forma	$3.34	$1.92	$0.07
Derivative financial instruments
The Operating Partnership accounts for derivative financial instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Operating Partnership uses derivative financial instruments, interest rate swap and interest rate cap arrangements, to manage or hedge its exposure to interest rate changes. The Operating Partnership designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS 133, as amended, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a partners’ equity account, until the hedged transactions are recognized in earnings. Periodically, the Operating Partnership evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges are recognized immediately in earnings.
Cash and cash equivalents
For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Restricted cash
Restricted cash is generally comprised of resident security deposits for apartment communities located in Florida and Tennessee, required maintenance reserves for certain communities located in Georgia and earnest money and escrow deposits associated with the Operating Partnership’s for-sale condominium business.
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
New accounting pronouncements
In 2005 and 2004, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Operating Partnership in 2005 and in future periods are discussed below.
SFAS No. 123R, “Share-Based Payment”, was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The provisions of SFAS No. 123R were effective on January 1, 2006. The Operating Partnership adopted SFAS No. 123R on January 1, 2006 using the modified prospective method of adoption. Since the Operating Partnership elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R will not have a significant impact on the Operating Partnership’s financial position or results of operations.
FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. FIN 47 is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and addressed liability recognition issues under SFAS No. 143 related to the timing and/or method of settlement of retirement obligations that are conditional on future events. FIN 47 was effective as of December 31, 2005. The Operating Partnership has assessed the impact of FIN 47 and has determined that the provisions of FIN 47 did not have a material impact on the Operating Partnership’s financial position or results of operations at December 31, 2005. The application of FIN 47 requires significant management estimates and judgments regarding the impact of future events. Management believes it has applied reasonable judgments and estimates in reaching its determination.
The Emerging Issues Task Force issued EITF No. 04-05 (“EITF No. 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF No. 04-05 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-05 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Operating Partnership does not believe that the adoption of EITF No. 04-05 will have a material impact on the Operating Partnership’s financial position or results of operations.

2.	DEFERRED CHARGES
Deferred charges consist of the following:

	December 31,

	2005	2004

Deferred financing costs	$26,050	$33,542
Other	5,399	4,350

	31,449	37,892
Less: accumulated amortization	(19,825)	(22,318)

	$11,624	$15,574

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

3.	INDEBTEDNESS
At December 31, 2005 and 2004, the Operating Partnership’s indebtedness consisted of the following:

					December 31,
				Maturity
Description	Payment Terms	Interest Rate		Date	2005	2004

Unsecured Notes
Senior Notes	Int.	5.125% - 7.70%		2006-2012	$485,000	$385,000
Medium Term Notes	Int.	—		—	—	212,043

					485,000	597,043

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.75	%(1)	2007	90,000	40,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	11,379	10,748

					101,379	50,748

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	%(2)	2029	97,100	98,500
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	268,641	273,132

					365,741	371,632

Tax Exempt Floating Rate Bonds (Secured)	Int.	3.54	%(3)	2025	28,495	110,055

Total					$980,615	$1,129,478

(1)	Represents stated rate. At December 31, 2005, the weighted average interest rate was 4.75%.
(2)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at December 31, 2005 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%. At December 31, 2005 and 2004, approximately $0 and $34,060, respectively, of this debt was secured by assets held for sale. In June 2005, the Operating Partnership executed an amendment to its master reimbursement agreement with FNMA, which agreement, among other things, sets forth the Operating Partnership’s payment obligations under its variable-rate, tax-exempt bond indebtedness. The amendment deferred the commencement of principal repayments under the bonds by five years from the originally scheduled commencement date. The original maturity date for the bonds remains unchanged and the amortization schedule of the bonds was changed commensurate with the five-year deferral of the start of principal amortization.
Debt maturities
The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

2006	$81,269
2007	259,572	(1)
2008	4,557
2009	75,901
2010	188,267
Thereafter	371,049

	$980,615

(1)	Includes outstanding balance on lines of credit totaling $101,379.
Debt issuances, retirements and modifications
2005
Upon their maturity in 2005, the Operating Partnership repaid its $25,000 (7.28%) medium term, unsecured notes, repaid its $100,000 (6.85%) Mandatory Par Put Remarketed Securities (“MOPPRS”) debt arrangement, repaid its $62,043 (8.125%) medium term, unsecured notes and repaid its $25,000 (6.78%) medium term, unsecured notes, from available borrowings under its unsecured lines of credit.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

In 2005, the Operating Partnership issued $100,000 of senior unsecured notes. The notes bear interest at 5.45% and mature in 2012. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Operating Partnership’s unsecured lines of credit.
The Operating Partnership sold three apartment communities subject to the assumption of $81,560 of tax-exempt mortgage indebtedness (see note 5). As a result of these debt assumptions, the Operating Partnership recorded losses on the early extinguishment of debt of $3,220 related to the write-off of deferred loan costs of $2,264 relating to such assumed indebtedness and the realization of a $955 loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.
2004
In the fourth quarter of 2004, the Operating Partnership issued $100,000 of senior unsecured notes. The notes bear interest at 5.125% and mature in 2011. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Operating Partnership’s unsecured lines of credit. In 2004, the Operating Partnership also closed a $35,000 secured, fixed rate mortgage note payable in a consolidated real estate entity. The note bears interest at 4.27%, requires monthly interest only payments through March 2007 and monthly principal and interest payments based on a 30-year amortization schedule from April 2007 through the note maturity date in March 2009.
In the fourth quarter of 2004, the Operating Partnership purchased and retired $87,957 of the Operating Partnership’s 8.125% medium term, unsecured notes through a tender offer using available borrowings under its unsecured lines of credit. Subsequent to the debt retirement, $62,043 of the 8.125% medium term notes remained outstanding until their maturity in 2005. As part of this transaction, the Operating Partnership recorded a loss on the early extinguishment of this indebtedness of $4,011 representing the debt repurchase premiums, the expenses of the tender offer and the write-off of the unamortized deferred financing costs associated with the retired indebtedness.
In the fourth quarter of 2004, the Operating Partnership terminated a remarketing agreement related to its $100,000, 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”). In connection with the termination of the remarketing agreement, the Operating Partnership paid $10,615 (interest expense), including transaction expenses. Under the provisions of the remarketing agreement, the remarketing agent had the right to remarket the $100,000 unsecured notes in 2005 for a ten-year term at an interest rate calculated as 5.715% plus the Operating Partnership’s then current credit spread to the ten-year treasury rate. As a result of the termination of the remarketing agreement, the underlying debt matured and was repaid in 2005.
Upon their maturity in 2004, the Operating Partnership repaid its $13,000 (7.30%) medium term, unsecured notes and repaid its $10,000 (6.69%) medium term, unsecured notes, from available borrowings under its unsecured lines of credit.
The Operating Partnership sold certain apartment communities subject to the assumption of $104,325 of tax-exempt mortgage indebtedness (see note 5). As a result of this debt assumption, the Operating Partnership recorded a loss on early extinguishment of indebtedness of $4,128 related to the write-off of unamortized deferred financing costs of $3,187 relating to such assumed indebtedness and the realization of a $941 loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.
In conjunction with an apartment community acquisition (see note 5) in 2004, the Operating Partnership assumed a secured, fixed rate mortgage note payable. The mortgage note was valued at $49,496 yielding an effective rate of 4.7%. The mortgage note bears interest at a coupon rate of 6.8%, requires monthly principal and interest payments and matures in 2007.
Unsecured lines of credit
The Operating Partnership utilizes a $350,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in January 2007 for its short-term financing needs. The Revolver has a current stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Revolver

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. At December 31, 2005, the Operating Partnership had issued letters of credit to third parties totaling $3,136 under this facility.
Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in January 2007 and carries pricing and terms, including debt covenants, substantially consistent with those of the Revolver.
Interest paid
Interest paid (including capitalized amounts of $2,907, $1,078 and $3,555 for the years ended December 31, 2005, 2004 and 2003, respectively), aggregated $66,234, $66,992 and $78,822 for the years ended December 31, 2005, 2004 and 2003, respectively.
Pledged assets
The aggregate net book value at December 31, 2005 of property pledged as collateral for indebtedness amounted to approximately $465,420.

4.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
At December 31, 2005, the Operating Partnership holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC is converting its apartment community, containing 121 units, into for-sale condominiums. The Operating Partnership holds a 35% equity interest in the Property LLCs.
The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. Under FIN 46R, the Operating Partnership concluded the Property LLCs were not VIEs and therefore, did not require consolidation. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,099 at December 31, 2005. The excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of approximately $611 at December 31, 2005 related to the Property LLC holding the condominium conversion community will be recognized as additional costs as the underlying condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.
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

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	December 31,

Balance Sheet Data	2005	2004

Real estate assets, net of accumulated depreciation of $8,349 and $9,712, respectively	$96,000	$124,072
Assets held for sale, net	17,715	—
Cash and other	1,770	2,797

Total assets	$115,485	$126,869

Mortgage notes payable	$66,999	$83,468
Mortgage notes payable to Operating Partnership	5,967	—
Other liabilities	996	1,296

Total liabilities	73,962	84,764
Members’ equity	41,523	42,105

Total liabilities and members’ equity	$115,485	$126,869

Operating Partnership’s equity investment	$20,647	$21,320

	Year Ended December 31,

Income Statement Data	2005	2004	2003

Revenues
Rental	$10,789	$10,451	$6,757
Other	840	776	392

Total revenues	11,629	11,227	7,149

Expenses
Property operating and maintenance	3,689	3,555	3,416
Depreciation and amortization	2,621	2,579	2,481
Interest	2,752	2,658	2,338

Total expenses	9,062	8,792	8,235

Income (loss) from continuing operations	2,567	2,435	(1,086)

Discontinued Operations
Loss from discontinued operations	(176)	(355)	(683)
Gain on sales of real estate assets	2,834	—	26,179
Loss on early extinguishment of debt	(273)	—	—

Income (loss) from discontinued operations	2,385	(355)	25,496

Net income	$4,952	$2,080	$24,410

Operating Partnership’s share of net income	$1,767	$1,083	$7,790

At December 31, 2005, mortgage notes payable include a $49,999 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in 2008. The additional mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04%, requires interest only payments and matures in 2008.
In early 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Operating Partnership. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Operating Partnership has a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR at 1.90%. This note is repayable from the proceeds of condominium sales and matures in February 2008.

5.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS
Acquisitions
In June 2005, the Operating Partnership acquired a 319-unit apartment community located in suburban Charlotte, NC for approximately $38,240, including closing costs and the reimbursement of a fee to terminate a loan commitment paid for by the seller. Additionally, through December 31, 2005, the Operating Partnership had incurred additional costs of approximately $1,000, of an estimated cost of approximately $1,100 to improve the community. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.
In June 2004, the Operating Partnership acquired a 499-unit apartment community located in suburban Washington, D.C. for approximately $85,814, including the assumption of mortgage indebtedness and closing costs. Additionally, the Operating Partnership incurred additional costs of approximately $2,000, to improve the community. The assumed mortgage note payable was valued at $49,496 yielding an effective interest rate of 4.7%. The mortgage note bears interest at a coupon rate of 6.8%, requires monthly principal and interest payments and matures in 2007. The purchase of this community was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.
Subsequent to December 31, 2005, the Operating Partnership acquired two apartment communities, containing 308 units, in Austin, Texas for approximately $46,500, including closing costs.
Dispositions
The Operating Partnership classifies real estate assets as held for sale after the approval of its investment committee and after the Operating Partnership has commenced an active program to sell the assets. At December 31, 2005, the Operating Partnership had one community, originally containing 127 units, that is being converted into condominiums classified as held for sale. This real estate asset is classified separately in the accompanying consolidated balance sheet at $4,591, which represented its remaining net book value. The Operating Partnership expects to complete the sale of all condominiums at this community in the next twelve months.
In the fourth quarter of 2005, the Operating Partnership began the conversion of portions of two apartment communities into for-sale condominiums. Under SFAS No. 144, the operating results and future sales activities of these condominium units will be reflected in continuing operations. In addition, the net book value of the assets being converted into condominiums were reflected separately on the consolidated balance sheet under the caption titled “For-sale condominiums.”
Under SFAS No. 144, the operating results of assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the year ended December 31, 2005, income from discontinued operations included the results of operations of one condominium conversion community classified as held for sale at December 31, 2005 as well as the operations of six communities sold in 2005 through their sale dates and one condominium conversion community through its sell-out date. For the years ended December 31, 2004 and 2003, income from discontinued operations included the results of operations of the one condominium conversion community classified as held for sale at December 31, 2005, communities sold in 2005, one condominium conversion community through its sell out date and the results of operations of 12 communities sold in 2004 and 2003 through their sale dates.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

The revenues and expenses of these communities for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Revenues
Rental	$13,222	$41,881	$68,330
Other	1,243	3,615	5,310

Total revenues	14,465	45,496	73,640

Expenses
Property operating and maintenance (exclusive of items shown separately below)	7,241	19,478	30,039
Depreciation	—	5,837	12,381
Interest	2,161	5,532	9,220
Asset impairment charges	—	2,233	17,462
Minority interest in consolidated property partnerships	14	(238)	(419)

Total expenses	9,416	32,842	68,683

Income from discontinued operations	$5,049	$12,654	$4,957

In 2004, the Operating Partnership recorded asset impairment charges totaling $2,233 to write-down the cost of two apartment communities, located in Dallas, Texas, to their estimated fair value when the assets were classified as held for sale or sold. In 2003, the Operating Partnership recorded asset impairment charges totaling $17,462 to write-down apartment communities in Dallas, Texas and Phoenix, Arizona to their estimated fair value.
For the year ended December 31, 2005, the Operating Partnership recognized net gains in discontinued operations of $124,425 from the sale of six communities, containing 3,047 units. The sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers.
In addition, for the year ended December 31, 2005, gains on sales of real estate assets included net gains of $16,812 from condominium sales at the Operating Partnership’s condominium conversion communities reported in discontinued operations. A summary of revenues and costs and expenses of these condominium activities for the year ended December 31, 2005 was as follows:

2005

Condominium revenues, net	$51,857
Condominium costs and expenses	(35,045)

Gains on condominium sales, before minority interest and income taxes	16,812
Provision for income taxes	(594)

Gains on condominium sales, net of minority interest and provision for income taxes	$16,218

For the year ended December 31, 2004, the Operating Partnership recognized net gains from discontinued operations of $113,739 from the sale of eight communities, containing 3,880 units, and certain land parcels. These sales generated net proceeds of approximately $242,962, including $104,325 of tax-exempt debt assumed by the purchasers. For the year ended December 31, 2003, the Operating Partnership recognized net gains from discontinued operations of $40,792 on the sale of four communities, containing 1,844 units, and certain land parcels. These sales generated net proceeds of approximately $163,560.
In January 2006, the Operating Partnership designated one apartment community, containing 696 units, as held for sale. The aggregate net book value of this asset totaled approximately $88,000, which represented the lower of depreciated cost or estimated fair value of the assets. The asset is expected to be reported as discontinued operations in 2006.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

6.	PARTNERS’ EQUITY
Common and Preferred Units
At December 31, 2005 and 2004, the Operating Partnership had outstanding Common Units totaling 42,796 and 42,663, respectively. At December 31, 2005, the Operating Partnership had outstanding two separate series of cumulative redeemable preferred partnership units as more fully described below. The preferred partnership units are reflected in the accompanying financial statements at their liquidation value.
The Operating Partnership has outstanding 900,000, 8.5% Series A cumulative redeemable preferred partnership units (the “Series A Preferred Units”). The Series A Preferred Units have a liquidation preference of $50.00 per unit and are redeemable at the option of the Operating Partnership on or after October 1, 2026, at a redemption price of $50.00 per unit. The Series A Preferred Units are owned by the Company.
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
In 2004, the Company redeemed its 7.625% Series C cumulative redeemable preferred stock. Correspondingly, the Operating Partnership redeemed its Series C Preferred Units on the same date and under the same terms. The redemption price was $25.00 per unit, plus accrued and unpaid distributions through the redemption date. In connection with the issuance of the Series C Preferred Units in 1998, the Operating Partnership incurred $1,716 in issuance costs and recorded such costs as a reduction of partners’ equity. The redemption price of the Series C Preferred Units exceeds the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Operating Partnership reflected the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common unitholders in 2004.
In 2004, the Operating Partnership also redeemed its 8.0% Series D cumulative redeemable preferred units (“Series D Preferred Units”) for $25.00 per unit (an aggregate of $70,000), plus accrued and unpaid distributions through the redemption date. In connection with the issuance of the Series D Preferred Units in 1998, the Operating Partnership incurred $1,810 in issuance costs and recorded such costs as a reduction of partners’ equity. The redemption price of the Series D Preferred Units exceeded the related carrying value by the $1,810 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Operating Partnership reflected the $1,810 of issuance costs as a reduction of earnings in arriving at net income available to common unitholders in 2004.
Common Unit Purchases
In 2005, the Company repurchased approximately 1,031 shares of its common stock at an aggregate cost of $34,400 under 10b5-1 stock purchase plans. These shares were purchased under a board of directors approved plan which provides for aggregate common or preferred stock repurchases of up to $200,000 through December 31, 2006. In 2004, under a previous stock repurchase program, the Company repurchased $2,268 of common stock and $120,000 of preferred stock and units. Correspondingly, the Operating Partnership repurchased the same number and amount of common and preferred units from the Company.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

Computation of Earnings per Common Unit
For the years ended December 31, 2005, 2004 and 2003, basic and diluted earnings per Common Unit for income (loss) from continuing operations available to common unitholders, before cumulative effect of accounting change, has been computed as follows:

	Year Ended December 31, 2005

	Income	Units		Per-Unit
	(Numerator)	(Denominator)		Amount

Income from continuing operations	$6,575
Less: Preferred Unit distributions	(7,637)

Basic EPU
Loss from continuing operations available to common unitholders	(1,062)	42,353		$(0.03)

Effect of dilutive securities
Stock options	—	—	(1)

Diluted EPU
Loss from continuing operations available to common unitholders	$(1,062)	42,353		$(0.03)

	Year Ended December 31, 2004

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(25,088)
Less: Preferred Unit distributions	(12,105)
Less: Redemption costs on preferred units	(3,526)

Basic EPU
Loss from continuing operations available to common unitholders	(40,719)	42,474	$(0.96)

Effect of dilutive securities
Stock options	—	—

Diluted EPU
Loss from continuing operations available to common unitholders	$(40,719)	42,474	$(0.96)

	Year Ended December 31, 2003

	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(25,652)
Less: Preferred unit distributions	(17,049)

Basic EPU
Loss from continuing operations available to common unitholders	(42,701)	42,134	$(1.02)

Effect of dilutive securities
Stock options	—	—

Diluted EPU
Loss from continuing operations available to common unitholders	$(42,701)	42,134	$(1.02)

(1)	For the years ended December 31, 2005, 2004 and 2003, the potential dilution from the Company’s outstanding stock options of 400, 115 and 11, respectively, was antidilutive to the loss from continuing operations per unit calculation. As such, these amounts were excluded from weighted average units in these years.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

In 2005, 2004 and 2003, stock options to purchase 3,534, 4,491 and 4,735 shares of common stock, respectively, were excluded from the computation of diluted earnings per unit as these options were antidilutive.

7.	SEVERANCE AND PROXY CONTEST CHARGES
In 2005, the Operating Partnership recorded an additional expense charge of $796 relating to changes in the estimated future costs of certain benefits granted to former executive officers under prior employment or settlement agreements (see discussion below). The estimated future cost increases primarily related to increased fuel and other operating costs and expenses associated with certain fractional aircraft benefits provided to such executives.
In 2003, the Operating Partnership recorded charges totaling $21,506 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors and relating to the departures of its executive vice president and chief financial officer and its executive vice president of asset management. These charges consisted of amounts representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements, amounts representing the discounted present value of estimated net costs to be incurred by the Operating Partnership relating to its split-dollar life insurance obligations to the individuals under their employment contracts and amounts representing the aggregate amount of the estimated payments and benefits to be made to the other departing executive officers. In 2004, the Operating Partnership entered into a final settlement agreement with its former chairman of the board of directors. Under the terms of the agreement, the former chairman’s employment and non-competition agreements were terminated and the Operating Partnership agreed to continue to provide the former chairman certain payments and benefits through 2013, the approximate expiration date of the original employment agreement. Because the present value of the estimated payments under the settlement agreement approximated the Operating Partnership’s remaining accrued charge under the former employment agreement, no additional charges were recorded in 2004 as a result of the settlement.
The following table summarizes the activity relating to the accrued severance charges for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Accrued severance charges, beginning of year	$15,317	$19,171	$—
Severance charges	796	—	21,506
Payments for period	(2,694)	(4,858)	(3,237)
Interest accretion	906	1,004	902

Accrued severance charges, end of year	$14,325	$15,317	$19,171

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (8 to 11 years).
In 2003, proxy and related costs of $5,231 represented the legal, advisory and other expenses associated with the solicitation of proxies from partners resulting from the proxy contest initiated in April 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount included the estimated legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Operating Partnership during the proxy contest. These lawsuits were settled in October 2004 (see note 11).

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

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.
As of December 31, 2005, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Operating Partnership’s consolidated financial statements by $50,803.
Taxable REIT subsidiaries
The Operating Partnership utilizes taxable REIT subsidiaries (“TRSs”) to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services for third parties. These TRSs are subject to federal and state income taxes. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of the TRS income tax expense to the statutory federal rate are reflected in the tables below. For the years ended December 31, 2004 and 2003, the impact of TRSs’ income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.
Income tax expense of the TRSs for the year ended December 31, 2005 is comprised of the following:

2005

Current tax expense
Federal	$251
State	343

594

Deferred tax expense
Federal	—
State	—

—

Total income tax expense	594
Income tax expense — discontinued operations	(594)

Income tax expense — continuing operations	$—

In 2005, income tax expense was allocated to discontinued operations as the taxable income of the TRSs resulted from condominium sales activities which are reported in discontinued operations. Deferred tax expense was offset by the reversal of valuation allowances, primarily related to income tax net operating loss carryforwards, that were established in prior years. Net valuation allowances utilized in 2005 totaled approximately $2,700 and total valuation allowances at December 31, 2005 totaled approximately $1,600.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004

Deferred tax assets
Real estate asset basis differences	$1,106	$1,106
Tax NOLs	415	3,300
Accrued liabilities	641	—
Other	269	769

	2,431	5,175

Deferred tax liabilities
Amortization	(797)	(824)

	(797)	(824)

Net deferred tax assets, before valuation allowances	1,634	4,351
Valuation allowances	(1,634)	(4,351)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2005, the Operating Partnership’s taxable REIT subsidiaries had consolidated federal income tax net operating loss carryforwards totaling approximately $1,200. These tax loss carryforwards begin to expire in 2021. At December 31, 2005 and 2004, management had established valuation allowances against the deferred tax asset associated with these net operating loss carryforwards and other net deferred tax assets due primarily to the historical losses and variability of the income of these subsidiaries. The tax benefits associated with such valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.
A reconciliation of income tax expense of the TRSs to the federal statutory rate is detailed below. As shown above, 2005 income tax expense was allocated to discontinued operations.

2005

Federal tax rate	35%
State income tax, net of federal benefit	4%
Federal alternative minimum taxes	3%
Change in valuation allowance of deferred tax assets	(35)%

7%

9.	EQUITY-BASED COMPENSATION PLANS
Equity Compensation Plans
As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership. Effective January 1, 2003, the Operating Partnership elected to voluntarily change its method of accounting for equity-based compensation to the fair value method prescribed in SFAS No. 123 (see note 1). The Operating Partnership elected the prospective method of adoption prescribed by SFAS No. 148. For equity-based compensation granted prior to January 1, 2003, the Operating Partnership accounted for equity-based compensation under the intrinsic value method prescribed by APB No. 25. A table in note 1 summarizes the Operating Partnership’s net income and earnings per common unit had the fair value method of accounting under SFAS No. 123 been applied for the years ended December 31, 2005, 2004 and 2003.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

Incentive Stock Plans
The Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”) was approved by the Company’s shareholders in May 2003. Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the administrative committee overseeing the 2003 Stock Plan. At December 31, 2005, stock options outstanding under the 2003 Stock Plan totaled 1,150. The Company’s former stock plan (the “1993 Stock Plan”) expired in July 2003. At December 31, 2005, stock options outstanding under the 1993 Stock Plan totaled 2,384.
In 2005, 2004 and 2003, the Company granted stock options to purchase 277, 283 and 1,252 shares of Company common stock to Company officers and directors, of which 50, 50 and 100 shares in 2005, 2004 and 2003, respectively, were granted to the Company’s non-executive chairman of the board. For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense related to stock options of $761, $590 and $244, respectively, recognized under the fair value method.
The following table summarizes the weighted average assumptions used in the calculation of the fair value of stock options granted using the Black-Scholes option-pricing model.

	2005	2004	2003

Dividend yield	5.5%	6.3%	6.5%
Expected volatility	17.1%	16.9%	17.1%
Risk-free interest rate	3.1%	3.1%	2.9%
Expected option life	5 years	5 years	5 years
A summary of stock option activity under all plans for the years ended December 31, 2005, 2004 and 2003, is presented below.

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	4,491	$33	4,735	$34	4,089	$35
Granted	277	33	283	28	1,252	26
Exercised	(1,105)	33	(277)	29	(217)	28
Forfeited	(129)	30	(250)	36	(389)	32

Outstanding at end of year	3,534	34	4,491	33	4,735	34

Options exercisable at year-end	2,437		3,131		3,233

Weighted-average fair value of options granted during the year	$2.73		$1.86		$1.59

At December 31, 2005, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,481 options outstanding with exercise prices ranging from $23.90 to $35.51. These options have a weighted average exercise price of $27.75 and a weighted average remaining contractual life of 8 years. Of these outstanding options, 457 were exercisable at December 31, 2005 at a weighted average exercise price of $26.66. In addition, there were 2,053 options outstanding with exercise prices ranging from $36.13 to $44.13. These options have a weighted average exercise price of $38.16 and a weighted average remaining contractual life of 3 years. Of these outstanding options, 1,980 were exercisable at December 31, 2005 at a weighted average exercise price of $37.56.
In 2005, 2004 and 2003, the Company granted 35, 27 and 175 shares of restricted stock, respectively, to Company officers and directors, of which 6, 7 and 8 shares in 2005, 2004 and 2003, respectively, were granted to the

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

Company’s non-executive chairman of the board. The restricted shares granted in 2005 and 2004 vest ratably over three to five year periods. The restricted shares granted in 2003 vest ratably over three to eight year periods. For each year, the total value of the restricted share grants of $1,173, $777 and $4,555, respectively, was initially reflected in partners’ equity as additional paid-in capital and as deferred compensation, a contra-partners’ equity account. Such deferred compensation is amortized ratably into compensation expense over the applicable vesting period. Total compensation expense relating to the restricted stock was $1,367, $1,109 and $742 in 2005, 2004 and 2003, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005. The provisions of the 2005 ESPP are substantially similar to the Company’s former ESPP, terminated in December 2004, with certain exceptions including that the maximum number of shares issuable under the 2005 ESPP will be 300. To participate in the ESPP, (i) directors must have been a member of the Board of Directors for at least one month and (ii) an employee must have been employed full or part-time by the Company or the Operating Partnership for at least one month; provided, an individual who is a director and who is an employee shall be a participant exclusively with respect to his or her status as an employee. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined.
Effective January 1, 2003, under SFAS No. 123, the Operating Partnership records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $171, $86 and $85 in 2005, 2004 and 2003, respectively.

10.	EMPLOYEE BENEFIT PLAN
Through a plan adopted by the Company, the employees of the Operating Partnership are participants in a defined contribution plan pursuant to Section 401 of the Internal Revenue Code. Beginning in 1996, Operating Partnership contributions, if any, to this plan are based on the performance of the Company and the Operating Partnership and are allocated to each participant based on the relative contribution of the participant to the total contributions of all participants. For purposes of allocating the Operating Partnership contribution, the maximum employee contribution included in the calculation is 5% (4% in 2004 and 2003) of salary. Operating Partnership contributions of $691, $541 and $513 were made to this plan in 2005, 2003 and 2003, respectively.

11.	COMMITMENTS AND CONTINGENCIES
Land, office and equipment leases
The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community and four ground leases expiring in 2012, 2038, 2066 and 2074 for four separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2005, are as follows:

2006	$1,665
2007	1,625
2008	1,638
2009	1,628
2010	1,634
2011 and thereafter	167,857
The Operating Partnership incurred $5,058, $4,981 and $4,382 of rent expense, including rent expense under short-term rental and lease arrangements, for the years ended December 31, 2005, 2004 and 2003, respectively.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

Legal proceedings
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested. In February 2006, the United States District Court granted the Company’s motion for attorneys’ fees in an amount to be determined by the agreement of the parties, or, alternatively, by the Court.
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case, and his petition remains pending.
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
In 2005, 2004 and 2003, the Operating Partnership held investments in Property LLC’s accounted for under the equity method of accounting (see note 4). In 2005, 2004 and 2003, the Operating Partnership recorded, before elimination of the Operating Partnership’s equity interests, development fees, general construction contract billings, management fees and expense reimbursements (primarily personnel costs) of approximately $1,781, $1,756 and $2,913, respectively, from these related companies. Additionally in 2005, 2004 and 2003, the Operating Partnership earned interest under mortgage and construction loans to the Project LLCs totaling $437, $308 and $3,186, respectively. The Operating Partnership portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

In prior years, the Operating Partnership provided landscaping services for executive officers, employees, directors and other related parties. For the year ended December 31, 2003, the Operating Partnership received landscaping revenue of $742 for such services. Such revenue includes reimbursement of direct and indirect expenses.
At December 31, 2005 and 2004, the Operating Partnership had outstanding loan balances to certain current and former Operating Partnership executives totaling $2,485 and $5,095, respectively. These loans mature ten years from their issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares on the open market. Additionally, at December 31, 2005 and 2004, the Operating Partnership had outstanding additional loans to certain Operating Partnership executives totaling $640 and $780, respectively. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Operating Partnership, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $140, $140 and $160 was recorded as compensation expense in 2005, 2004 and 2003, respectively.

13.	DERIVATIVE FINANCIAL INSTRUMENTS
At December 31, 2005, the Operating Partnership had outstanding one interest rate swap agreement with a notional value of approximately $97,100 with a maturity date in 2009. At December 31, 2004, the Operating Partnership had interest rate swaps with notional values of $123,000. At December 31, 2005 and 2004, the fair value of the interest rate swap agreements represented liabilities of $4,021 and $8,927, respectively, and the liabilities were included in consolidated liabilities in the accompanying consolidated balance sheets. The Operating Partnership recorded the changes in the fair value of these cash flow hedges as changes in accumulated other comprehensive income (loss), a partners’ equity account, in the accompanying consolidated balance sheet.
At December 31, 2005, the Operating Partnership had outstanding one interest rate cap agreement with a financial institution with a notional value of $28,495. This interest rate cap agreement is cash flow hedge that provides a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings aggregating $28,495 at December 31, 2005. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At December 31, 2005, the difference between the amortized costs of the interest rate cap arrangement and their fair value of $5 is included in accumulated other comprehensive income (loss), a partners’ equity account. The original cost of $362 of the arrangements is being amortized to expense over their five-year term.
In 2005, in connection with the sale of three communities discussed in note 5 above, the Operating Partnership sold its interest in interest rate cap agreements with notional values of $81,560 for aggregate proceeds of $17 and realized losses of $955 that were included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations. In 2004, in connection with the sale of five communities discussed in note 5 above, the Operating Partnership sold its interest in interest rate cap agreements with notional values of $104,325 for aggregate proceeds of $379 and realized losses of $941 that was included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations. The unrealized losses on these interest rate cap agreements were previously reflected in accumulated other comprehensive income (loss), a partner’s equity account. These interest rate cap agreements were sold and the underlying hedged indebtedness was assumed by the purchasers in connection with the sale of the related assets.
The impact of the change in the value of the derivatives on comprehensive income (loss) is included in the statement of partners’ equity. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as schedule interest payments are made on the Company’s hedge indebtedness. At December 31, 2005, the Operating Partnership estimates that $1,470 will be reclassified from accumulated other comprehensive income as an increase in interest expense during the next twelve months.

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
Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2005, the fair value of fixed rate debt was approximately $767,271 (carrying value of $753,641) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements. At December 31, 2004, the fair value of fixed rate debt was approximately $891,579 (carrying value of $845,175) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements.
In order to manage the impact of interest rate changes on earnings and cash flow, the Operating Partnership entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133, as amended. At December 31, 2005, the carrying amounts of the interest rate swap arrangement represented a net liability totaling $4,021 and the carrying value of the interest rate cap arrangement represented a net asset of $5. At December 31, 2004, the carrying amounts of the interest rate swap arrangements represented net liabilities totaling $8,927 and the carrying value of the interest rate cap arrangements represented net assets of $110.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2005. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

15.	SEGMENT INFORMATION
Segment Description
In accordance with SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information,” the Operating Partnership presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Operating Partnership’s chief operating decision makers to manage the business.
The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from property rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of December 31, 2005. The segment information for the years ended December 31, 2004 and 2003 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2005 to discontinued operations under SFAS No. 144 (see note 5).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Condominium conversion communities — those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities — those communities acquired in the current or prior year.

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

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

Segment Information
The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to NOI to consolidated net income for the years ended December 31, 2005, 2004 and 2003. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

	Year Ended December 31,

	2005	2004	2003

Revenues
Fully stabilized communities	$250,583	$243,430	$240,613
Communities stabilized during prior year	7,184	7,007	2,008
Condominium conversion communities	5,485	5,716	5,523
Acquired communities	10,808	4,477	—
Other property segments	22,488	21,154	19,558
Other	255	1,000	457

Consolidated revenues	$296,803	$282,784	$268,159

Contribution to Property Net Operating Income
Fully stabilized communities	$153,423	$149,146	$149,963
Communities stabilized during prior year	4,957	4,885	115
Condominium conversion communities	3,613	3,675	3,569
Acquired communities	7,230	3,163	—
Other property segments, including corporate management expenses	(6,685)	(6,438)	(3,716)

Consolidated property net operating income	162,538	154,431	149,931

Interest income	661	817	894
Other revenues	255	1,000	457
Minority interest in consolidated property partnerships	239	671	1,605
Depreciation	(76,248)	(79,473)	(77,595)
Interest	(58,898)	(63,552)	(61,640)
Amortization of deferred loan costs	(4,661)	(4,304)	(3,801)
General and administrative	(18,307)	(18,205)	(13,841)
Investment, development and other	(5,242)	(2,930)	(2,715)
Termination of debt remarketing agreement (interest expense)	—	(10,615)	—
Loss on early extinguishment of indebtedness	—	(4,011)	—
Severance charges	(796)	—	(21,506)
Proxy contest and related costs	—	—	(5,231)
Equity in income (losses) of unconsolidated real estate entities	1,767	1,083	7,790
Gain on sale of technology investment	5,267	—	—

Income (loss) from continuing operations	6,575	(25,088)	(25,652)
Income from discontinued operations	142,472	122,265	45,749

Net income	$149,047	$97,177	$20,097

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

16.	SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities for the years ended December 31, 2005, 2004 and 2003 are as follows:
In 2005, the Operating Partnership sold three communities subject to $81,560 of tax-exempt mortgage indebtedness assumed by the purchasers. In 2004, the Operating Partnership sold certain apartment communities subject to $104,325 of tax-exempt mortgage indebtedness assumed by the purchasers. Additionally in 2004, the Operating Partnership acquired an apartment community, including the assumption of mortgage indebtedness with an estimated fair value of $49,496. These transactions were excluded from the cash flow statement as non-cash transactions.
In 2005, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $5,850. In 2004, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $3,945. In 2003, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $2,702.
The Operating Partnership committed to distribute $19,257, $19,203 and $19,043 for the quarters ended December 31, 2005, 2004 and 2003, respectively.
In 2005, under an amended and restated deferred compensation plan for directors and officers, Company common shares were issued to the plan in settlement of the Company’s variable obligation relating to changes in the value of its common shares due the directors under the prior deferred compensation plan. This common share issuance totaling $1,568 was a non-cash transaction. In addition, common shares issued quarterly for director compensation, totaling $194 in 2005, were also non-cash transactions. The Operating Partnership bears the compensation costs associated with the Company’s compensation plans. As such, the Operating Partnership issued common units to the Company in amounts equal to the above.
In 2005, the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $760. Such income tax payments were not material in 2004 and 2003 due to the existence of tax loss carryforwards at the taxable REIT subsidiaries (see note 8).

17.	SALE OF TECHNOLOGY INVESTMENT
In 2005, the Operating Partnership sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Under SFAS No. 144, as further discussed in note 5, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which in 2004 differ from the presentation of discontinued operations included in the Operating Partnership’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in 2004. Due to the timing of discontinued operations, the quarterly financial information presented below is consistent with the Operating Partnership’s quarterly financial information reported in its 2005 Form 10-Qs. Quarterly financial information for the years ended December 31, 2005 and 2004, as revised to reflect the change discussed above was as follows:

	Year Ended December 31, 2005

	First	Second	Third	Fourth

Revenues	$71,580	$73,119	$76,071	$76,033

Income (loss) from continuing operations	1,188	(867)	1,995	4,259
Income from discontinued operations	3,656	62,728	75,250	838

Net income	4,844	61,861	77,245	5,097
Distributions to preferred unitholders	(1,909)	(1,910)	(1,909)	(1,909)
Net income available to common unitholders	$2,935	$59,951	$75,336	$3,188

Earnings per Common Unit:
Net income available to common unitholders — basic	$0.07	$1.42	$1.77	$0.08
Net income available to common unitholders — diluted	$0.07	$1.42	$1.75	$0.08

	Year Ended December 31, 2004

	First	Second	Third	Fourth

Revenues	$68,686	$69,860	$72,912	$71,326

Loss from continuing operations	(2,542)	(2,674)	(3,513)	(16,359)
Income from discontinued operations	7,282	112,391	2,021	571

Net income (loss)	4,740	109,717	(1,492)	(15,788)
Distributions to preferred unitholders	(3,997)	(3,310)	(2,889)	(1,909)
Redemption costs on preferred stock and units	(1,716)	—	(1,810)	—

Net income (loss) available to common unitholders	$(973)	$106,407	$(6,191)	$(17,697)

Earnings per Common Unit:
Net income (loss) available to common unitholders — basic	$(0.02)	$2.49	$(0.14)	$(0.42)
Net income (loss) available to common unitholders — diluted	$(0.02)	$2.49	$(0.14)	$(0.42)

Post Apartment Homes, L.P.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in thousands)

							Gross amount at which
				Initial costs		Costs	Carried at close of period
						Capitalized
		Related			Building and	Subsequent		Building and
	Description	Encumbrances		Land	Improvements	to Acquisition	Land	Improvements	Total(1)

Georgia
Post Ashford®	Apartments	$9,895	(2)	$1,906	$—	$9,183	$1,906	$9,183	$11,089
Post Briarclifftm	Apartments	—		13,344	—	47,589	13,344	47,589	60,933
Post Brookhaven®	Apartments	—		7,921	—	33,575	7,921	33,575	41,496
Post Chastain®	Apartments	28,607		6,352	—	41,829	6,779	41,402	48,181
Post Collier Hills®	Apartments	—		6,487	—	25,955	7,203	25,239	32,442
Post Crest®	Apartments	24,546		4,733	—	25,499	4,763	25,469	30,232
Post Crossing®	Apartments	—		3,951	—	20,372	3,951	20,372	24,323
Post Dunwoody®	Apartments	—		4,917	—	29,936	4,961	29,892	34,853
Post Gardens®	Apartments	—		5,859	—	34,768	5,931	34,696	40,627
Post Glen®	Apartments	18,799		5,591	—	22,186	5,784	21,993	27,777
Post Lenox Park®	Apartments	10,561		3,132	—	11,336	3,132	11,336	14,468
Post Lindbergh®	Apartments	—		6,268	—	27,614	6,652	27,230	33,882
Post Oaktm	Apartments	—		2,027	—	8,844	2,027	8,844	10,871
Post Oglethorpe®	Apartments	—		3,662	—	17,817	3,662	17,817	21,479
Post Parksidetm	Mixed Use	—		3,402	—	20,349	3,465	20,286	23,751
Post Peachtree Hills®	Apartments	—		4,215	—	14,944	4,857	14,302	19,159
Post Renaissance®(3)	Apartments	—		—	—	21,046	—	21,046	21,046
Post Ridge®	Apartments	—		5,150	—	32,162	5,150	32,162	37,312
Post Springtm	Apartments	—		2,105	—	38,416	2,105	38,416	40,521
Post Summit®	Apartments	—		1,575	—	6,733	1,575	6,733	8,308
Post Valley®	Apartments	18,600	(2)	1,117	—	20,351	1,117	20,351	21,468
Post Vinings®	Apartments	—		4,322	—	22,945	5,668	21,599	27,267
Post Woods®	Apartments	25,326		1,378	—	29,126	3,070	27,434	30,504
Post Stratfordtm (3)	Apartments	—		328	—	24,487	620	24,195	24,815
Post Riverside®	Mixed Use	—		11,130	—	110,567	12,457	109,240	121,697

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Date of		Depreciable
	Depreciation	Construction	Date Acquired	Lives Years

Georgia
Post Ashford®	$4,751	04/86 – 06/87	04/86	5-40 Years
Post Briarclifftm	13,661	12/96	09/96	5-40 Years
Post Brookhaven®	16,762	07/89 – 12/92	03/89	5-40 Years
Post Chastain®	20,173	06/88 – 10/90	06/88	5-40 Years
Post Collier Hills®	8,163	10/95	06/95	5-40 Years
Post Crest®	8,624	09/95	10/94	5-40 Years
Post Crossing®	6,682	04/94 – 08/95	11/93	5-40 Years
Post Dunwoody®	11,389	11/88	12/84 & 8/94	5-40 Years
Post Gardens®	9,845	07/96	05/96	5-40 Years
Post Glen®	6,976	07/96	05/96	5-40 Years
Post Lenox Park®	3,839	03/94 – 05/95	03/94	5-40 Years
Post Lindbergh®	7,682	11/96	08/96	5-40 Years
Post Oaktm	3,807	09/92 – 12/93	09/92	5-40 Years
Post Oglethorpe®	6,119	03/93 – 10/94	03/93	5-40 Years
Post Parksidetm	5,266	02/99	12/97	5-40 Years
Post Peachtree Hills®	5,562	02/92 – 09/94	02/92 & 09/92	5-40 Years
Post Renaissance®(3)	8,422	07/91 – 12/94	06/91 & 01/94	5-40 Years
Post Ridge®	8,809	10/96	07/96	5-40 Years
Post Springtm	8,154	09/99	09/99	5-40 Years
Post Summit®	3,551	01/90 – 12/90	01/90	5-40 Years
Post Valley®	10,378	03/86 – 04/88	12/85	5-40 Years
Post Vinings®	11,354	05/88 – 09/91	05/88	5-40 Years
Post Woods®	15,013	03/76 – 09/83	06/76	5-40 Years
Post Stratfordtm (3)	6,282	04/99	01/99	5-40 Years
Post Riverside®	31,734	07/96	01/96	5-40 Years

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in thousands)

						Gross amount at which
			Initial costs		Costs	Carried at close of period
					Capitalized
		Related		Building and	Subsequent		Building and
	Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total(1)

Texas
Post Addison Circletm	Mixed Use	86,061	2,885	41,482	122,393	8,382	158,378	166,760
Post Cole’s Corner tm	Mixed Use	—	1,886	18,006	2,115	2,086	19,921	22,007
Post Squaretm	Mixed Use	—	4,565	24,595	1,377	4,565	25,972	30,537
Post Heightstm / Gallery	Mixed Use	—	5,455	15,559	30,211	5,812	45,413	51,225
Post Legacy	Mixed Use	—	684	—	33,389	811	33,262	34,073
Post Midtown Square®	Mixed Use	—	4,408	1,412	47,584	3,436	49,968	53,404
Post Abbeytm	Apartments	—	575	6,276	1,748	575	8,024	8,599
Post Meridiantm	Apartments	—	1,535	11,605	1,265	1,535	12,870	14,405
Post Rice Loftstm (3)	Mixed Use	—	449	13,393	27,085	449	40,478	40,927
Post Vineyardtm	Apartments	—	1,133	8,560	491	1,133	9,051	10,184
Post Vintagetm	Apartments	—	2,614	12,188	771	2,614	12,959	15,573
Post Worthington tm	Mixed Use	—	3,744	34,700	2,964	3,744	37,664	41,408
Post Uptown Villagetm	Apartments	15,380	3,955	22,120	19,215	6,682	38,608	45,290
Post Wilson Buildingtm(3)	Mixed Use	—	—	689	20,835	—	21,524	21,524
Florida
Post Harbour Place tm	Mixed Use	—	3,854	—	64,921	8,312	60,463	68,775
Post Hyde Park®	Apartments	—	3,498	—	26,900	5,108	25,290	30,398
Post Parksidetm	Mixed Use	—	2,493	—	31,260	2,493	31,260	33,753
Post Rocky Point®	Apartments	57,000	10,510	—	62,752	10,567	62,695	73,262
Virginia
Post Corners®	Apartments	17,226	4,404	—	24,517	4,493	24,428	28,921
Post Forest®	Apartments	—	8,590	—	27,030	9,106	26,514	35,620
Post Pentagon Row tm(3)	Apartments	—	2,359	7,659	82,404	3,470	88,952	92,422
Post Carlyle	Mixed Use	—	—	—	46,934	—	46,934	46,934
Post Tysons Corner tm	Apartments	47,235	20,000	65,478	1,205	20,000	66,683	86,683

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Date of		Depreciable
	Depreciation	Construction	Date Acquired	Lives Years

Texas
Post Addison Circletm	40,839	10/97	10/97	5-40 Years
Post Cole’s Corner tm	5,763	N/A	10/97	5-40 Years
Post Squaretm	5,694	N/A	10/97	5-40 Years
Post Heightstm / Gallery	11,006	10/97	10/97	5-40 Years
Post Legacy	6,520	03/99	03/99	5-40 Years
Post Midtown Square®	11,045	10/97	10/97	5-40 Years
Post Abbeytm	1,736	N/A	10/97	5-40 Years
Post Meridiantm	3,339	N/A	10/97	5-40 Years
Post Rice Loftstm (3)	7,471	10/97	10/97	5-40 Years
Post Vineyardtm	1,939	N/A	10/97	5-40 Years
Post Vintagetm	3,118	N/A	10/97	5-40 Years
Post Worthington tm	9,116	N/A	10/97	5-40 Years
Post Uptown Villagetm	8,300	N/A	10/97	5-40 Years
Post Wilson Buildingtm(3)	3,025	10/97	10/97	5-40 Years
Florida
Post Harbour Place tm	12,559	03/97	01/97	5-40 Years
Post Hyde Park®	7,585	09/94	07/94	5-40 Years
Post Parksidetm	6,780	03/99	03/99	5-40 Years
Post Rocky Point®	17,552	04/94 – 11/96	02/94&09/96	5-40 Years
Virginia
Post Corners®	7,206	06/94	06/94	5-40 Years
Post Forest®	14,747	01/89 – 12/90	03/88	5-40 Years
Post Pentagon Row tm(3)	10,223	06/99	2/99	5-40 Years
Post Carlyle	—	12/04	N/A	5-40 Years
Post Tysons Corner tm	3,316	N/A	06/04	5-40 Years

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in thousands)

					Costs	Gross Amount at Which
			Initial Costs		Capitalized	Carried at Close of Period
					Subsequent
		Related		Building and	to		Building and
	Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements		Total(1)

New York
Post Toscanatm	Mixed Use	—	15,976	—	76,515	17,156	75,335		92,491
Post Luminariatm	Mixed Use	35,000	4,938	—	45,885	4,938	45,885		50,823
North Carolina
Post Ballantyne	Apartments	—	6,400	30,850	1,693	6,400	32,543		38,943
Post Uptown Place tm	Mixed Use	—	2,336	—	28,766	2,363	28,739		31,102
Post Gateway Place tm	Mixed Use	—	2,424	—	60,948	3,481	59,891		63,372
Post Park at Phillips Place®	Mixed Use	—	4,305	—	37,675	4,307	37,673		41,980
Colorado
Post Uptown Square tm	Mixed Use	—	2,963	580	101,826	3,991	101,378		105,369
Miscellaneous Investments		—	13,212	5,496	69,433	63,316	24,825		88,141

Total		$394,236	$253,022	$320,648	$1,799,736	$329,425	$2,043,981	(4)	$2,373,406	(4)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Date of	Date	Depreciable
	Depreciation	Construction	Acquired	Lives Years

New York
Post Toscanatm	5,237	01/02	01/02	5-40 Years
Post Luminariatm	7,336	03/01	03/01	5-40 Years
North Carolina
Post Ballantyne	748	N/A	05/05	5-40 Years
Post Uptown Place tm	5,637	09/98	09/98	5-40 Years
Post Gateway Place tm	9,533	11/00	08/99	5-40 Years
Post Park at Phillips Place®	11,372	01/96	11/95	5-40 Years
Colorado
Post Uptown Square tm	17,328	10/97	10/97	5-40 Years
Miscellaneous Investments	17,886			5-40 Years

Total	$516,954

(1)	The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,029,012 at December 31, 2005, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2)	These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3)	The Company has a leasehold interest in the land underlying these communities.
(4)	This total excludes for-sale condominiums and assets held for sale of $38,338 and $4,591, respectively, at December 31, 2005.
A summary of activity for real estate investments and accumulated depreciation is as follows:

	2005	2004	2003

Real estate investments
Balance at beginning of year	$2,407,425	$2,376,524	$2,614,325
Improvements	129,101	106,621	50,957
Disposition of property(a)	(163,120)	(75,720)	(288,758)

Balance at end of year	$2,373,406	$2,407,425	$2,376,524

Accumulated depreciation
Balance at beginning of year	$498,367	$436,245	$430,224
Depreciation(b)	75,185	83,271	88,122
Accumulated depreciation on disposed property(a)	(56,598)	(21,149)	(82,101)

Balance at end of year(c)	$516,954	$498,367	$436,245

(a)	Represents reductions for assets classified as held for sale and converted into for-sale condominiums.
(b)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.
(c)	Accumulated depreciation on the balance sheet excludes accumulated depreciation on assets held for sale in the amounts of $0, $26,332 and $74,614 at December 31, 2005, 2004 and 2003, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

Post Properties, Inc.
2005 Non-Qualified Employee Stock Purchase Plan
December 31, 2005

Post Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Participants and Administrator of
Post Properties, Inc. 2005 Non-Qualified Employee Stock Purchase Plan
In our opinion, the accompanying statement of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Post Properties, Inc. 2005 Non-Qualified Employee Stock Purchase Plan (the “Plan”) at December 31, 2005, and the changes in net assets available for benefits for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2006

Post Properties, Inc.

POST PROPERTIES, INC.
2005 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
AS OF DECEMBER 31, 2005

ASSETS
Receivable from Post Apartment Homes, L.P	$457,306

NET ASSETS AVAILABLE FOR PLAN BENEFITS
Net assets available for plan benefits	$457,306

The accompanying notes are an integral part of this financial statement.

Post Properties, Inc.

POST PROPERTIES, INC.
2005 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 2005

NET ASSETS AVAILABLE FOR PLAN BENEFITS, JANUARY 1, 2005	$—
DEDUCTIONS:
Purchase of participants’ shares	(220,124)
ADDITIONS:
Participant contributions, net of refunds	677,430

NET ASSETS AVAILABLE FOR PLAN BENEFITS, DECEMBER 31, 2005	$457,306

The accompanying notes are an integral part of this financial statement.

Post Properties, Inc.

POST PROPERTIES, INC.
2005 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Post Properties, Inc. (the “Company”) established the 2005 Non-Qualified Employee Stock Purchase Plan (the “Plan”) to encourage stock ownership by eligible directors and employees.

(B)	The financial statements have been prepared on the accrual basis of accounting.

(C)	All expenses incurred in the administration of the Plan are paid by the Company and are excluded from these financial statements.
NOTE 2 — THE PLAN
The Plan became effective as of January 1, 2005, replacing the Company’s 1995 Employee Stock Purchase Plan which was terminated in December 2004. Under the Plan, eligible participating employees and directors of the Company can purchase Common Stock at a discount (up to 15% as set by the Executive Compensation and Management Development Committee of the Company’s Board of Directors) from the Company through salary withholding or cash contributions. Aggregate shares issuable under the Plan total 300,000. The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, nor is it intended to qualify for special tax treatment under Section 401(a) of the Internal Revenue Code.
Directors who have been a member of the Board of Directors for at least one full calendar month and full-time employees who have been employed a full calendar month are eligible to participate in the Plan. Eligible directors and employees (the “Participants”) may contribute in cash or as a specific dollar amount of their compensation to the Plan. The maximum contribution which a Participant can make for purchases under the Plan for any calendar year is $100,000. All contributions to the Plan are held in the general assets of Post Apartment Homes, L.P., the Company’s operating partnership.
At the end of each purchase period, the amounts accumulated for each participating individual are automatically applied to the purchase of Post common stock. The purchase price of the shares of common stock is equal to 85% (or such higher percentage set by the Executive Compensation and Management Development Committee) of the lesser of the closing price per share of Post common stock on the first trading day of the purchase period or the closing price per share of Post common stock on the last trading day of the purchase period.
All Common Stock of the Company purchased by Participants pursuant to the Plan may be voted by the Participants or as directed by the Participants.
The Plan does not discriminate, in scope, terms, or operation, in favor of officers or directors of the Company and is available, subject to the eligibility rules of the Plan, to all employees of the Company on the same basis.
NOTE 3 — FEDERAL INCOME TAXES
The Plan is not subject to Federal income taxes. The difference between the fair market value of the shares acquired under the Plan, and the amount contributed by the Participants is treated as ordinary income to the Participants’ for Federal income tax purposes. Accordingly, the Company withholds all applicable taxes from the employee’s compensation. The fair market value of the shares is determined as of the stock purchase date.

Post Properties, Inc.

3.	Exhibits
Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.
The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit
No.			Description

3	.1(a)	—	Articles of Incorporation of the Company
3	.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3	.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company
4	.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4	.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10	.1(b)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10	.2(b)	—	First Amendment to Second Amended and Restated Partnership Agreement
10	.3(b)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10	.4(g)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10	.5(g)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10	.6(c)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10	.7(h)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10	.8(i)*	—	Employee Stock Plan
10	.9(b)*	—	Amendment to Employee Stock Plan
10	.10(b)*	—	Amendment No. 2 to Employee Stock Plan
10	.11(b)*	—	Amendment No. 3 to Employee Stock Plan
10	.12(b)*	—	Amendment No. 4 to Employee Stock Plan
10	.13(j)*	—	2003 Incentive Stock Plan
10	.14(b)	—	Form of Indemnification Agreement for officers and directors
10	.15(a)*	—	Profit Sharing Plan of the Company
10	.16(b)*	—	Amendment Number One to Profit Sharing Plan
10	.17(b)*	—	Amendment Number Two to Profit Sharing Plan
10	.18(b)*	—	Amendment Number Three to Profit Sharing Plan
10	.19(b)*	—	Amendment Number Four to Profit Sharing Plan
10	.20(a)	—	Form of General Partner 1% Exchange Agreement
10	.21(k)*	—	Dividend Reinvestment Stock Purchase Plan
10	.22(l)	—	Credit Agreement dated as of January 16, 2004 among Post Apartment Homes, L.P., Wachovia Bank, N.A., and certain other lenders
10	.23(m)	—	First Amendment to Credit Agreement
10	.24(n)	—	Letter Agreement, dated as of December 22, 2004, by and among Post Apartment Homes, L.P., certain lenders under the Credit Agreement and Wachovia Bank, N.A., as the Administrative Agent
10	.25(n)	—	Letter Agreement, dated as of December 23, 2004, by and among Post Apartment Homes, L.P. and Fannie Mae
10	.26(o)*	—	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10	.27(p)*	—	Form of Change in Control Agreement (3.0X) and schedule of executive officers who have entered into such agreement
10	.28(p)*	—	Form of Change in Control Agreement (2.0X) and schedule of executive officers who have entered into such agreement
10	.29(q)*	—	Form of Change in Control Agreement (1.5X) and schedule of executive officers who have entered into such agreement
10	.30(q)*	—	Form of Change in Control Agreement (1.0X) and schedule of executive officers who have entered into such agreement

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit
No.			Description

10	.31(q)*	—	Form of Amendment No. 1 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.32(q)*	—	Version One Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.33(q)*	—	Version Two Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.34(q)*	—	Employment Agreement with David P. Stockert
10	.35(d)*	—	Amendment No. 1 to Employment Agreement with David P. Stockert
10	.36(q)*	—	Employment Agreement with Thomas D. Senkbeil
10	.37(q)*	—	Amendment No. 1 to Employment Agreement with Thomas D. Senkbeil
10	.38(d)*	—	Amendment No. 2 to Employment Agreement with Thomas D. Senkbeil
10	.39(d)*+	—	Restricted Stock Grant Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.40(d)*	—	Non-Incentive Stock Option Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.41(r)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10	.42(r)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors
10	.43(s)*	—	Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Thomas L. Wilkes, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.44(s)*	—	Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Sherry W. Cohen, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.45(s)*	—	Amended and Restated Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Christopher J. Papa, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.46*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
11	.1(t)	—	Statement Regarding Computation of Per Share Earnings
21.1		—	List of Subsidiaries
23.1		—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 33-81772), Form S-3 (No. 333-47399), Form S-3 (No. 333-80427), Form S-3 (No. 333-44722), Form S-8 (No. 333-62243), Form S-8 (No. 33-00020), Form S-8 (No. 333-94121), Form S-8 (No. 333-38725), Form S-8 (No. 333-02374), Form S-8 (No. 333-107092), Form S-8 (No. 333-107093), Form S-8 (No. 333-125390)
23.2		—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 333-36595), Form S-3 (No. 333-42884), Form S-3 (No. 333-55994), Form S-8 (No. 333-127580)
31.1		—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
+	Also serves as the of restricted stock grant certificate for directors under the 2003 Incentive Stock Plan.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.
(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company and incorporated herein by reference.
(j)	Filed as Appendix A to the 2003 proxy statement and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2003 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 22, 2004 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 28, 2004 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(p)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2001 and incorporated herein by reference.
(q)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended June 30, 2003 and incorporated herein by reference.
(r)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2005 and incorporated herein by reference.
(t)	The information required by this exhibit is included in note 6 to the consolidated financial statement and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
(Registrant)

March 15, 2006	By /s/ David P. Stockert David P. Stockert, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	March 15, 2006

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2006

/s/ Herschel M. Bloom Herschel M. Bloom	Director	March 15, 2006

/s/ Douglas Crocker II Douglas Crocker II	Director	March 15, 2006

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	March 15, 2006

/s/ Russell R. French Russell R. French	Director	March 15, 2006

/s/ Nicholas B. Paumgarten Nicholas B. Paumgarten	Director	March 15, 2006

/s/ Charles E. Rice Charles E. Rice	Director	March 15, 2006

/s/ Stella F. Thayer Stella F. Thayer	Director	March 15, 2006

/s/ Ronald de Waal Ronald de Waal	Director	March 15, 2006

Post Properties, Inc.

Post Apartment Homes, L.P.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post G.P. Holdings, Inc., as General Partner

March 15, 2006	By /s/ David P. Stockert David P. Stockert, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	March 15, 2006

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2006

/s/ Herschel M. Bloom Herschel M. Bloom	Director	March 15, 2006

/s/ Douglas Crocker II Douglas Crocker II	Director	March 15, 2006

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	March 15, 2006

/s/ Russell R. French Russell R. French	Director	March 15, 2006

/s/ Nicholas B. Paumgarten Nicholas B. Paumgarten	Director	March 15, 2006

/s/ Charles E. Rice Charles E. Rice	Director	March 15, 2006

/s/ Stella F. Thayer Stella F. Thayer	Director	March 15, 2006

/s/ Ronald de Waal Ronald de Waal	Director	March 15, 2006

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit Index

Exhibit
No.			Description

3	.1(a)	—	Articles of Incorporation of the Company
3	.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3	.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company
4	.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4	.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10	.1(b)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10	.2(b)	—	First Amendment to Second Amended and Restated Partnership Agreement
10	.3(b)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10	.4(g)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10	.5(g)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10	.6(c)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10	.7(h)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10	.8(i)*	—	Employee Stock Plan
10	.9(b)*	—	Amendment to Employee Stock Plan
10	.10(b)*	—	Amendment No. 2 to Employee Stock Plan
10	.11(b)*	—	Amendment No. 3 to Employee Stock Plan
10	.12(b)*	—	Amendment No. 4 to Employee Stock Plan
10	.13(j)*	—	2003 Incentive Stock Plan
10	.14(b)	—	Form of Indemnification Agreement for officers and directors
10	.15(a)*	—	Profit Sharing Plan of the Company
10	.16(b)*	—	Amendment Number One to Profit Sharing Plan
10	.17(b)*	—	Amendment Number Two to Profit Sharing Plan
10	.18(b)*	—	Amendment Number Three to Profit Sharing Plan
10	.19(b)*	—	Amendment Number Four to Profit Sharing Plan
10	.20(a)	—	Form of General Partner 1% Exchange Agreement
10	.21(k)*	—	Dividend Reinvestment Stock Purchase Plan
10	.22(l)	—	Credit Agreement dated as of January 16, 2004 among Post Apartment Homes, L.P., Wachovia Bank, N.A., and certain other lenders
10	.23(m)	—	First Amendment to Credit Agreement
10	.24(n)	—	Letter Agreement, dated as of December 22, 2004, by and among Post Apartment Homes, L.P., certain lenders under the Credit Agreement and Wachovia Bank, N.A., as the Administrative Agent
10	.25(n)	—	Letter Agreement, dated as of December 23, 2004, by and among Post Apartment Homes, L.P. and Fannie Mae
10	.26(o)*	—	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10	.27(p)*	—	Form of Change in Control Agreement (3.0X) and schedule of executive officers who have entered into such agreement
10	.28(p)*	—	Form of Change in Control Agreement (2.0X) and schedule of executive officers who have entered into such agreement
10	.29(q)*	—	Form of Change in Control Agreement (1.5X) and schedule of executive officers who have entered into such agreement
10	.30(q)*	—	Form of Change in Control Agreement (1.0X) and schedule of executive officers who have entered into such agreement
10	.31(q)*	—	Form of Amendment No. 1 to Change in Control Agreement and schedule of executive officers who have entered into such amendment

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit
No.			Description

10	.32(q)*	—	Version One Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.33(q)*	—	Version Two Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.34(q)*	—	Employment Agreement with David P. Stockert
10	.35(d)*	—	Amendment No. 1 to Employment Agreement with David P. Stockert
10	.36(q)*	—	Employment Agreement with Thomas D. Senkbeil
10	.37(q)*	—	Amendment No. 1 to Employment Agreement with Thomas D. Senkbeil
10	.38(d)*	—	Amendment No. 2 to Employment Agreement with Thomas D. Senkbeil
10	.39(d)*+	—	Restricted Stock Grant Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.40(d)*	—	Non-Incentive Stock Option Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.41(r)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10	.42(r)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors
10	.43(s)*	—	Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Thomas L. Wilkes, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.44(s)*	—	Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Sherry W. Cohen, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.45(s)*	—	Amended and Restated Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Christopher J. Papa, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.46*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
11	.1(t)	—	Statement Regarding Computation of Per Share Earnings
21.1		—	List of Subsidiaries
23.1		—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 33-81772), Form S-3 (No. 333-47399), Form S-3 (No. 333-80427), Form S-3 (No. 333-44722), Form S-8 (No. 333-62243), Form S-8 (No. 33-00020), Form S-8 (No. 333-94121), Form S-8 (No. 333-38725), Form S-8 (No. 333-02374), Form S-8 (No. 333-107092), Form S-8 (No. 333-107093), Form S-8 (No. 333-125390)
23.2		—	Consent of PricewaterhouseCoopers LLP for Registration Statements on Form S-3 (No. 333-36595), Form S-3 (No. 333-42884), Form S-3 (No. 333-55994), Form S-8 (No. 333-127580)
31.1		—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
+	Also serves as the of restricted stock grant certificate for directors under the 2003 Incentive Stock Plan.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.
(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company and incorporated herein by reference.
(j)	Filed as Appendix A to the 2003 proxy statement and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2003 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 22, 2004 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 28, 2004 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(p)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2001 and incorporated herein by reference.
(q)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended June 30, 2003 and incorporated herein by reference.
(r)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2005 and incorporated herein by reference.
(t)	The information required by this exhibit is included in note 6 to the consolidated financial statement and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.