Form 10-Q
period 2006-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2006-05-10
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Post Properties, Inc.	Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
Post Apartment Homes, L.P.	Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes ☐ No ☑
Post Apartment Homes, L.P.	Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
42,902,759 shares of common stock outstanding as of May 5, 2006 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Real estate assets
Land	$266,323	$266,914
Building and improvements	1,741,971	1,789,479
Furniture, fixtures and equipment	199,853	207,497
Construction in progress	68,935	47,005
Land held for future development	89,613	62,511

	2,366,695	2,373,406
Less: accumulated depreciation	(515,942)	(516,954)
For-sale condominiums	39,969	38,338
Assets held for sale, net of accumulated depreciation of $18,109 and $0 at March 31, 2006 and December 31, 2005, respectively	90,772	4,591

Total real estate assets	1,981,494	1,899,381
Investments in and advances to unconsolidated real estate entities	23,342	26,614
Cash and cash equivalents	9,765	6,410
Restricted cash	5,475	4,599
Deferred charges, net	10,815	11,624
Other assets	35,138	32,826

Total assets	$2,066,029	$1,981,454

Liabilities and shareholders’ equity
Indebtedness	$1,039,948	$980,615
Accounts payable and accrued expenses	58,135	58,474
Dividend and distribution payable	19,704	19,257
Accrued interest payable	10,726	5,478
Deposits and prepaid rents	11,105	9,857

Total liabilities	1,139,618	1,073,681

Minority interest of common unitholders in Operating Partnership	17,522	26,764

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
42,868 and 41,394 shares issued, 42,868 and 41,394 shares outstanding at March 31, 2006 and December 31, 2005, respectively	429	414
Additional paid-in capital	844,431	803,765
Accumulated earnings	69,907	86,315
Accumulated other comprehensive income (loss)	(3,973)	(4,208)
Deferred compensation	—	(3,625)

	910,823	882,690

Less common stock in treasury, at cost, 50 and 44 shares at March 31, 2006 and December 31, 2005, respectively	(1,934)	(1,681)

Total shareholders’ equity	908,889	881,009

Total liabilities and shareholders’ equity	$2,066,029	$1,981,454

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues
Rental	$70,062	$65,855
Other property revenues	4,066	3,560
Other	65	71

Total revenues	74,193	69,486

Expenses
Property operating and maintenance (exclusive of items shown separately below)	34,078	32,592
Depreciation	16,674	18,364
General and administrative	4,426	4,390
Investment, development and other	1,708	1,530

Total expenses	56,886	56,876

Operating Income	17,307	12,610

Interest income	120	165
Interest expense	(13,432)	(14,998)
Amortization of deferred financing costs	(935)	(1,688)
Equity in income of unconsolidated real estate entities	312	147
Other income	1,149	5,267
Minority interest in consolidated property partnerships	(29)	113
Minority interest of common unitholders	(63)	17

Income from continuing operations	4,429	1,633

Discontinued operations
Income (loss) from discontinued operations, net of minority interest	(19)	2,706
Gains on sales of real estate assets, net of minority interest and provision for income taxes	391	337

Income from discontinued operations	372	3,043

Net income	4,801	4,676
Dividends to preferred shareholders	(1,909)	(1,909)

Net income available to common shareholders	$2,892	$2,767

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends)	$0.06	$(0.01)
Income from discontinued operations	0.01	0.08

Net income available to common shareholders	$0.07	$0.07

Weighted average common shares outstanding — basic	41,881	40,167

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends)	$0.06	$(0.01)
Income from discontinued operations	0.01	0.08

Net income available to common shareholders	$0.07	$0.07

Weighted average common shares outstanding – diluted	42,653	40,167

Dividends declared	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2005	$29	$414	$803,765	$86,315	$(4,208)	$(3,625)	$(1,681)	$881,009
Comprehensive income
Net income	—	—	—	4,801	—	—	—	4,801
Net change in derivatives, net of minority interest	—	—	—	—	286	—	—	286

Total comprehensive income								5,087
Transition effect of adoption of SFAS 123R	—	—	(3,625)	—	—	3,625	—	—
Proceeds from employee stock purchase, stock option plans and other	—	10	34,788	—	—	—	(253)	34,545
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	5	8,966	—	(51)	—	—	8,920
Stock-based compensation, net of minority interest	—	—	537	—	—	—	—	537
Dividends to preferred shareholders	—	—	—	(1,909)	—	—	—	(1,909)
Dividends to common shareholders	—	—	—	(19,300)	—	—	—	(19,300)

Shareholders’ Equity and Accumulated Earnings, March 31, 2006	$29	$429	$844,431	$69,907	$(3,973)	$—	$(1,934)	$908,889

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Cash Flows From Operating Activities
Net income	$4,801	$4,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,455	19,532
Amortization of deferred financing costs	935	1,688
Minority interest of common unitholders in Operating Partnership	63	(17)
Minority interest in discontinued operations	9	185
Gains on sales of real estate assets — discontinued operations	(401)	(358)
Other non-cash income	(1,149)	(5,267)
Equity in income of unconsolidated entities	(312)	(147)
Distributions of earnings of unconsolidated entities	516	147
Deferred compensation	263	—
Stock-based compensation	549	464
Changes in assets, (increase) decrease in:
Other assets	1,050	(1,539)
Deferred charges	91	(152)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,248	4,470
Accounts payable and accrued expenses	(3,931)	(112)
Security deposits and prepaid rents	372	53

Net cash used in operating activities	25,559	23,623

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(96,356)	(13,583)
Net proceeds from sales of real estate assets	2,788	3,296
Proceeds from sale of technology investment	–	5,267
Capitalized interest	(1,832)	(367)
Recurring capital expenditures	(2,054)	(1,958)
Non-recurring capital expenditures	(723)	(902)
Community rehabilitation and other revenue generating capital expenditures	(865)	—
Corporate additions and improvements	(495)	(701)
Distributions from (investments in and advances to) unconsolidated entities	3,032	(16,538)

Net cash used in investing activities	(96,505)	(25,486)

Cash Flows From Financing Activities
Payments on indebtedness	(51,198)	(126,130)
Lines of credit proceeds (repayments), net	110,531	157,892
Payments of financing costs	(50)	(168)
Treasury stock acquisitions	—	(9,128)
Proceeds from employee stock purchase and stock option plans	34,282	3,037
Capital contributions of minority interests	1,912	283
Distributions to common unitholders	(631)	(1,125)
Dividends paid to preferred shareholders	(1,909)	(1,909)
Dividends paid to common shareholders	(18,636)	(18,077)

Net cash provided by financing activities	74,301	4,675

Net increase in cash and cash equivalents	3,355	2,812
Cash and cash equivalents, beginning of period	6,410	123

Cash and cash equivalents, end of period	$9,765	$2,935

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. As of April 28, 2006, the Company owned 22,057 apartment units in 61 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities and including 512 apartment units currently under development in two communities. The Company is also developing 230 for-sale condominium units in two communities and is converting 597 apartment units in four communities (including one in an unconsolidated entity, containing 121 units) into for-sale condominium units through a taxable REIT subsidiary. At March 31, 2006, approximately 46.2%, 18.3%, 9.2% and 8.7% (on a unit basis) of the Company’s operating communities were located in Atlanta, Dallas, the greater Washington, D.C. and Tampa metropolitan areas, respectively.

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

As of March 31, 2006, the Company had outstanding 42,868 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 97.9% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 919 as of March 31, 2006 and represented a 2.1% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 97.6% and 94.3% for the three months ended March 31, 2006 and 2005, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Beginning in the fourth quarter of 2005, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassified expenses primarily included certain investment group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities. Certain other 2005 amounts have been reclassified to conform to the current year’s financial statement presentation.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. Under the terms of residential leases, the residents at a majority of the Company’s residential communities are obligated to reimburse the Company for certain utility usage, water and electricity (at selected properties), where the Company is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Company will also recognize revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units sold at partial condominium communities will be included in continuing operations.

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

At March 31, 2006, the Company had one new condominium project under development with approximately 63% of the condominium units under contract. As the initial and continuing cash investments received under a majority of the sales contracts do not meet the requirements of SFAS No. 66, as well as other factors (such as the uncertainties regarding the estimation of the aggregate sales proceeds and contract rescission rates), the Company has concluded that units sold through March 31, 2006 will be accounted for under the Completed Contract Method, similar to the accounting for condominium conversion projects discussed above.

Apartment Community Acquisitions

In accordance with the provisions of SFAS No. 141, “Business Combinations”, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets, intangible assets and liabilities (including mortgage indebtedness) acquired in each transaction, based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment, are reflected in real estate assets and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 6 months to 18 months).

Stock-based Compensation

Effective January 1, 2006, the Company accounts for stock-based compensation under the fair value method prescribed by SFAS 123R, “Share-Based Payment.” SFAS No. 123R was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation” and required companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The Company adopted the provisions of SFAS No. 123R using the modified prospective method of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations.

In periods from January 1, 2003 through December 31, 2005, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. In adopting SFAS No. 123, the Company used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for all options issued after January 1, 2003.

New Accounting Pronouncements

The Emerging Issues Task Force issued EITF No. 04-05 (“EITF No. 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF No. 04-05 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-05 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Company adopted EITF No. 04-05 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Company’s financial position or results of operations.

2.	INDEBTEDNESS

At March 31, 2006 and December 31, 2005, the Company’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date	2006	2005
Senior Unsecured Notes	Int.	5.125% - 7.70%		2006-2012	$435,000	$485,000

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.75% (1)		2007	205,000	90,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	6,910	11,379

					211,910	101,379

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	5.765	% (2)	2029	97,100	97,100
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	267,443	268,641

					364,543	365,741

Tax-Exempt Floating Rate Bonds (Secured)	Int.	3.17	% (3)	2025	28,495	28,495

Total					$1,039,948	$980,615

(1)	Represents stated rate. At March 31, 2006, the weighted average interest rate was 5.35%.

(2)	Stated interest rate based on FNMA “AAA” taxable remarketed rate plus credit enhancements and other fees. The effective interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement. Subsequent to March 31, 2006, the Company terminated its existing interest rate swap arrangement and entered into a new interest rate swap arrangement associated with this debt (see note 6). The effective total interest costs under the debt and new interest rate swap arrangement are expected to increase slightly from the 6.975 % interest rate discussed herein.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at March 31, 2006 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.
Debt Maturities

The aggregate maturities of the Company’s indebtedness as of March 31, 2006 are as follows:

Remainder of 2006	$30,071
2007	370,103	(1)
2008	4,557
2009	75,901
2010	188,267
Thereafter	371,049

	$1,039,948

(1)	Includes outstanding balances on lines of credit totaling $211,910. Subsequent to March 31, 2006, the Company’s lines of credit were refinanced and the maturity date was extended to April 2010.
Debt Issuances and Retirements

Upon their maturity in March 2006, the Company repaid $50,000 of 6.71% senior unsecured notes, from available borrowings under its unsecured lines of credit.

In April 2006, the Company closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note bears interest at LIBOR plus 1.0%, matures in April 2008 and is pre-payable without penalty.

Unsecured Lines of Credit

At March 31, 2006, the Company utilized a $350,000 syndicated unsecured revolving line of credit (the “Revolver”) that was scheduled to mature in January 2007 for its short-term financing needs. The Revolver had a stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver required the payment of annual facility fees equal to 0.15% of the aggregate loan commitment. In April 2006, the Company

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
refinanced and increased the capacity under the revolving line of credit (the “Amended Revolver”) to $450,000. The Amended Revolver matures in April 2010 and currently has a stated interest rate of LIBOR plus 0.575% or the prime rate. Additionally, the Amended Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Amended Revolver was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. The Amended Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Amended Revolver are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Amended Revolver also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Amended Revolver contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Amended Revolver also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2006, the Company had issued letters of credit to third parties totaling $2,330 under this facility.

Additionally at March 31, 2006, the Company had a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line was scheduled to mature in January 2007. In April 2006, the Company refinanced and increased the capacity under the cash management line (the “Amended Cash Management Line”) to $30,000 with Wachovia Bank, N.A. The Amended Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Amended Revolver.

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

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,966 at March 31, 2006. This excess investment related to the two Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of $515 at March 31, 2006 related to the Property LLC holding the condominium conversion community will be recognized as additional cost of sales as the underlying condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Company include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
Balance Sheet Data	2006	2005
Real estate assets, net of accumulated depreciation of $8,992 and $8,349, respectively	$95,401	$96,000
Assets held for sale, net (1)	15,176	17,715
Cash and other	1,620	1,770

Total assets	$112,197	$115,485

Mortgage notes payable	$66,999	$66,999
Mortgage notes payable to Company	2,934	5,967
Other liabilities	1,047	996

Total liabilities	70,980	73,962
Members’ equity	41,217	41,523

Total liabilities and members’ equity	$112,197	$115,485

Company’s equity investment	$20,408	$20,647

(1)	Includes one community, originally containing 121 units, being converted into condominiums.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

	Three months ended
	March 31,
Income Statement Data	2006	2005
Revenue
Rental	$2,789	$2,640
Other property revenues	233	185

Total revenues	3,022	2,825

Expenses
Property operating and maintenance	986	910
Depreciation and amortization	658	653
Interest	688	688

Total expenses	2,332	2,251

Income from continuing operations	690	574

Discontinued Operations
Loss from discontinued operations	(163)	(117)
Gains on sales of real estate assets	397	—
Loss on early extinguishment of debt	—	(273)

Income (loss) from discontinued operations	234	(390)

Net income	$924	$184

Company’s share of net income	$312	$147

For the three months ended March 31, 2006, gains on sales of real estate assets represent net gains of $397 from condominium sales at the condominium conversion community held by one of the Property LLCs. There were no condominium sales at this conversion community in the three months ended March 31, 2005. A summary of revenues and costs and expenses of condominium activities for the three months ended March 31, 2006 was as follows:

Three months
ended
March 31, 2006
Condominium revenues, net	$3,726
Condominium costs and expenses	(3,329)

Gains on condominium sales	$397

At March 31, 2006, mortgage notes payable include a $49,999 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is pre-payable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.

In March 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Company. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Company has a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR plus 1.90%. At March 31, 2006, the mortgage note payable to the Company had an outstanding balance of $2,934. This note is repayable from the proceeds of condominium sales and matures in February 2008.

4.	REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY

Acquisition Activity

In March 2006, the Company acquired two apartment communities, containing 308 units, located in Austin, Texas for approximately $46,500, including closing costs. Additionally, the Company plans to spend up to approximately $1,200 to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.

Acquisition Activity In March 2006, the Company acquired two apartment communities, containing 308 units, located in Austin, Texas for approximately $46,500, including closing costs. Additionally, the Company plans to spend up to approximately $1,200 to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.

Disposition Activity

The Company classifies real estate assets as held for sale after the approval of its investment committee and after the Company has commenced an active program to sell the assets. At March 31, 2006, the Company had one apartment community, containing

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
696 units, and one condominium conversion community, originally containing 127 units classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $90,772, which represents the lower of their depreciated cost or fair value less costs to sell. At March 31, 2006, the Company also had portions of two communities that are being converted to condominiums, originally containing 349 units, that are classified as for-sale condominiums on the accompanying consolidated balance sheet at $39,969.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. As discussed in note 1, portions of two communities that are being converted to condominiums will be reflected in continuing operations. For the three months ended March 31, 2006, income from discontinued operations included the results of operations of one apartment community, containing 696 units, and one condominium conversion community classified as held for sale at March 31, 2006. For the three months ended March 31, 2005, income from discontinued operations included the results of operations of the communities classified as held for sale at March 31, 2006, six apartment communities sold in 2005 and one condominium conversion community through its sell-out date in 2005.

The revenues and expenses of these communities for the three months ended March 31, 2006 and 2005 were as follows:

	Three months ended
	March 31,
	2006	2005
Revenues
Rental	$1,934	$8,856
Other property revenues	217	853

Total revenues	2,151	9,709

Expenses
Property operating and maintenance (exclusive of items shown separately below)	775	3,932
Depreciation	781	1,168
Interest	615	1,725
Minority interest in consolidated property partnerships	—	14

Total expenses	2,171	6,839

Income from discontinued operations before minority interest	(20)	2,870
Minority interest	1	(164)

Income from discontinued operations	$(19)	$2,706

For the three months ended March 31, 2006 and 2005, gains on sales of real estate assets included the net gains of $401 ($391 net of minority interest and provision for income taxes) and $358 ($337 net of minority interest and provision for income taxes), respectively, from condominium sales at the Company’s condominium conversion communities. A summary of revenues and costs and expenses of condominium activities for the three months ended March 31, 2006 and 2005 was as follows:

	Three months ended
	March 31,
	2006	2005
Condominium revenues, net	$2,788	$3,296
Condominium costs and expenses	(2,387)	(2,938)

Gains on condominium sales, before minority interest and provision for income taxes	401	358
Minority interest	(10)	(21)
Provision for income taxes	—	—

Gains on condominium sales, net of minority interest and provision for income taxes	$391	$337

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
5.	SHAREHOLDERS’ EQUITY

Computation of Earnings Per Common Share

For the three months ended March 31, 2006 and 2005, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended
	March 31,
	2006	2005
Income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$4,429	$1,633
Less: Preferred stock dividends	(1,909)	(1,909)

Income (loss) from continuing operations available to common shareholders	$2,520	$(276)

Common shares (denominator):
Weighted average shares outstanding — basic	41,881	40,167
Dilutive shares from stock options and awards (1)	772	—

Weighted average shares outstanding — diluted (1)	42,653	40,167

(1)	The potential dilution from the Company’s outstanding stock options and awards of 219 shares for the three months ended March 31, 2005 were antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.
For the three months ended March 31, 2006 and 2005, stock options to purchase 253 and 4,570 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2006, the Company had an outstanding interest rate swap agreement with a notional value of approximately $97,010 with a maturity date in 2009. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. In the three months ended March 31, 2006, the interest rate swap arrangement, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement for the three months ended March 31, 2006 of $1,149 (net of the amortized swap cost totaling $273) was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into expense the cumulative unrecognized loss on the interest rate swap arrangement of $4,021, previously included in shareholders’ equity, over the remaining life of the swap through 2009.

In April 2006, the Company terminated its existing interest rate swap arrangement discussed above through a $2,448 termination payment to the swap counterparty. Subsequent to the termination of the swap arrangement, the Company entered into a new, market rate swap arrangement with an amortized notional amount ranging from $97,010 to $90,270. The new swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% with a termination date of July 2009. Similar to the terminated swap, the new swap has been designated as a cash flow hedge of the Company’s FNMA variable rate debt.

At March 31, 2006, the Company had an outstanding interest rate cap agreement with a financial institution with a notional value of $28,495. The interest rate cap agreement is a cash flow hedge that provides a fixed interest ceiling at 5% for the Company’s variable rate, tax-exempt borrowings aggregating $28,495 at March 31, 2006. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At March 31, 2006, the difference between the amortized costs of the interest rate cap arrangement and its fair value of $3 is included in accumulated other comprehensive loss, a shareholders’ equity account. The original cost of approximately $362 of the arrangements is being amortized as additional expense over its five-year term.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
A summary of comprehensive income for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended
	March 31,
	2006	2005
Net income	$4,801	$4,676
Change in derivatives, net of minority interest (1)	286	2,666

Comprehensive income	$5,087	$7,342

(1)	In the three months ended March 31, 2006, the change in derivatives balance includes an adjustment of $273 ($268 net of minority interest) for amortized swap costs included in net income.
7.	SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2005. The segment information for the three months ended March 31, 2005 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2006 and 2005 to discontinued operations under SFAS No. 144 (see note 4).
•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under construction and major rehabilitation programs. The Company had no apartment communities in the lease-up stage for the periods presented.

•	Condominium conversion communities – those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities – those communities acquired in the current or prior year.
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

	Three months ended
	March 31,
	2006	2005
Revenues
Fully stabilized communities	$63,339	$60,200
Development, rehabilitation and lease-up communities	2,563	2,539
Condominium conversion communities	1,176	1,453
Acquired communities	1,292	—
Other property segments	5,758	5,223
Other	65	71

Consolidated revenues	$74,193	$69,486

Contribution to NOI
Fully stabilized communities	$39,043	$36,433
Development, rehabilitation and lease-up communities	1,474	1,393
Condominium conversion communities	652	920
Acquired communities	716	—
Other	(1,835)	(1,923)

Consolidated property net operating income	40,050	36,823

Interest income	120	165
Other revenue	65	71
Minority interest in consolidated property partnerships	(29)	113
Depreciation	(16,674)	(18,364)
Interest expense	(13,432)	(14,998)
Amortization of deferred financing costs	(935)	(1,688)
General and administrative	(4,426)	(4,390)
Development costs and other	(1,708)	(1,530)
Equity in income of unconsolidated real estate entities	312	147
Other income	1,149	5,267
Minority interest of common unitholders	(63)	17

Income from continuing operations	4,429	1,633
Income from discontinued operations	372	3,043

Net income	$4,801	$4,676

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
8.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016, respectively. The following table summarizes the activity relating to aggregate severance charges for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31,
	2006	2005
Accrued severance charges, beginning of period	$14,325	$15,317
Payments for period	(402)	(442)
Interest accretion	212	226

Accrued severance charges, end of period	$14,135	$15,101

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $1,832 and $367 for the three months ended March 31, 2006 and 2005, respectively), aggregated $9,482 and $12,618 for the three months ended March 31, 2006 and 2005, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2006 and 2005 were as follows:

In the three months ended March 31, 2006, a minority partner in a consolidated real estate venture contributed land with an agreed upon value of $2,556. This non-cash land contribution was excluded from the statement of cash flows.

During the three months ended March 31, 2006, the Company amortized approximately $273 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instruments (see note 6). During the three months ended March 31, 2005, the Company’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $2,666, net of minority interest.

During the three months ended March 31, 2006 and 2005, holders of 483 and 75 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the impact of the common stock issued under the Company’s employee stock purchase and stock option plans and other capital transactions resulted in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $8,920 and $1,442 for the three months ended March 31, 2006 and 2005, respectively.

The Operating Partnership committed to distribute $19,704 and $19,122 for the quarters ended March 31, 2006 and 2005, respectively. As a result, the Company declared dividends of $19,290 and $18,031 for the quarters ended March 31, 2006 and 2005, respectively. The remaining distributions from the Operating Partnership in the amount of $414 and $1,091 for the quarters ended March 31, 2006 and 2005, respectively, were distributed to minority interest unitholders in the Operating Partnership.

10.	STOCK-BASED COMPENSATION PLAN

Stock Compensation Plans

Effective January 1, 2006, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). For stock-based compensation granted from January 1, 2003 to December 31, 2005, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Company’s accounting for stock-based compensation. In prior years, the Company used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123R, such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense in the three months ended March 31, 2006.

The Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K, as amended, include the footnote disclosures under SFAS No. 123. The disclosures below summarize the new disclosures under SFAS 123R.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
Incentive Stock Plans

Under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”), an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each stock option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the administrative committee overseeing the 2003 Stock Plan. Compensation costs are recognized ratably over the vesting period. At March 31, 2006, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,887.

Compensation costs for stock options has been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

Three months ended
March 31, 2006
Dividend yield	4.5%
Expected volatility	17.5%
Risk-free interest rate	4.3%
Expected option term (years)	5.0
In connection with the adoption of SFAS No. 123R, the Company reviewed the above assumptions based on the additional guidance provided in the pronouncement. The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.

In the three months ended March 31, 2006, the Company granted stock options to purchase 291 shares of Company common stock to Company officers and directors, of which 50 were granted to the Company’s non-executive chairman of the board. For the three months ended March 31, 2006, the Company recorded compensation expense related to stock options of $221 ($215 net of minority interest). Such expense was net of the cumulative impact of the adoption of SFAS 123R of $60, as discussed above. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares, or to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the three months ended March 31, 2006, is presented below.

	Three months ended
	March 31, 2006
		Weighted
		Average
	Shares	Exercise Price
Options outstanding, beginning of period	3,534	$34
Granted	291	40
Exercised	(938)	36
Forfeited	—	—

Options outstanding, end of period	2,887	33

Options exercisable, end of period	1,776

Weighted-average fair value of options granted during the period	$4.80

At March 31, 2006, there was $2,494 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total intrinsic values of stock options exercised during the three months ended March 31, 2006 was $7,642. The aggregate intrinsic values of stock options outstanding and exercisable at March 31, 2006 were $32,375 and $17,757, respectively.

At March 31, 2006, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,709 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.73 and a weighted average remaining contractual life of 6 years. Of these outstanding options, 911 were exercisable at March 31, 2006 at a weighted average exercise price of $31.34. In addition, there were 1,178 options outstanding with exercise prices ranging from $36.47 to $44.13. These options have a weighted average exercise price of $38.44 and a weighted average

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
remaining contractual life of 5 years. Of these outstanding options, 865 were exercisable at March 31, 2006 at a weighted average exercise price of $37.84.

In the three months ended March 31, 2006, the Company granted 39 shares of restricted stock, respectively, to Company officers, employees and directors, of which 5 shares were granted to the Company’s non-executive chairman of the board. The restricted shares granted in 2006 vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares was $40.21 per share. The total value of the restricted share grants in the three months ended March 31, 2006 was $1,556. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $288 ($281 net of minority interest) in the three months ended March 31, 2006. Such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $112, as discussed above.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2006 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested shares, beginning or period	140	$28
Granted	39	40
Vested	—	—
Forfeited	—	—

Unvested shares, end of period	179	31

At March 31, 2006, there was $4,510 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 3.5 years.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $40 for the three months ended March 31, 2006.

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

The Company utilizes taxable REIT subsidiaries (“TRSs”) to perform such nonqualifying activities as property management, ground-up condominium development and conversions and to provide noncustomary services for the Company’s apartment residents. Income at the TRS level is subject to federal and state income taxes. For the three months ended March 31, 2006, the Company’s TRSs sustained a loss for financial accounting purposes. The Company has also estimated a taxable loss from its TRSs for the same period. At December 31, 2005, the Company’s TRSs had an estimated consolidated federal income tax net operating loss of approximately $1,200. This carryforward and other net deferred tax assets were fully offset by a valuation allowances. As a result, the Company recorded no income tax expense (benefit) related to its TRSs for the three months ended March 31, 2006. The tax benefits associated with such income tax net operating loss carryforwards may be recognized in future

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
periods should the TRSs generate sufficient taxable income to utilize these loss carryforwards or should the Company determine that it is more likely than not that the related deferred tax assets are realizable.

In the three months ended March 31, 2005, the TRSs had losses for both financial reporting and income tax reporting purposes. As the TRSs had unrecognized income tax net operating loss carryforwards as of March 31, 2005, the TRSs recorded no income tax expense (benefit) in the three months ended March 31, 2005.

A summary of the components of the TRSs’ deferred tax assets and liabilities at December 31, 2005 are included in the footnotes to the Company’s audited financial statements included in the Company’s Form 10-K, as amended. Other than the additional estimated taxable losses for the three months ended March 31, 2006, there were no material changes to the components of deferred tax assets and liabilities at March 31, 2006.

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

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case. In April 2006, the Georgia Supreme Court denied review, and the alleged Company shareholder has indicated that he will seek review by the United States Supreme Court.

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

In February 2005, the Company sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267. The gain is included in other income on the consolidated statement of operations.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
Assets	(Unaudited)
Real estate assets
Land	$266,323	$266,914
Building and improvements	1,741,971	1,789,479
Furniture, fixtures and equipment	199,853	207,497
Construction in progress	68,935	47,005
Land held for future development	89,613	62,511

	2,366,695	2,373,406
Less: accumulated depreciation	(515,942)	(516,954)
For-sale condominiums	39,969	38,338
Assets held for sale, net of accumulated depreciation of $18,109 and $0 at March 31, 2006 and December 31, 2005, respectively	90,772	4,591

Total real estate assets	1,981,494	1,899,381
Investments in and advances to unconsolidated real estate entities	23,342	26,614
Cash and cash equivalents	9,765	6,410
Restricted cash	5,475	4,599
Deferred charges, net	10,815	11,624
Other assets	35,138	32,826

Total assets	$2,066,029	$1,981,454

Liabilities and Partners’ Equity
Indebtedness	$1,039,948	$980,615
Accounts payable and accrued expenses	58,135	58,474
Dividend and distribution payable	19,704	19,257
Accrued interest payable	10,726	5,478
Deposits and prepaid rents	11,105	9,857

Total liabilities	1,139,618	1,073,681

Commitments and contingencies
Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	9,905	9,722
Limited partner	825,567	807,403
Accumulated other comprehensive income (loss)	(4,061)	(4,352)

Total partners’ equity	926,411	907,773

Total liabilities and partners’ equity	$2,066,029	$1,981,454

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues
Rental	$70,062	$65,855
Other property revenues	4,066	3,560
Other	65	71

Total revenues	74,193	69,486

Expenses
Property operating and maintenance (exclusive of items shown separately below)	34,078	32,592
Depreciation	16,674	18,364
General and administrative	4,426	4,390
Investment, development and other	1,708	1,530

Total expenses	56,886	56,876

Operating Income	17,307	12,610

Interest income	120	165
Interest expense	(13,432)	(14,998)
Amortization of deferred financing costs	(935)	(1,688)
Equity in income of unconsolidated real estate entities	312	147
Other income	1,149	5,267
Minority interest in consolidated property partnerships	(29)	113

Income from continuing operations	4,492	1,616

Discontinued operations
Income (loss) from discontinued operations	(20)	2,870
Gains on sales of real estate assets, net of provision for income taxes	401	358

Income from discontinued operations	381	3,228

Net income	4,873	4,844
Distributions to preferred unitholders	(1,909)	(1,909)

Net income available to common unitholders	$2,964	$2,935

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions)	$0.06	$(0.01)
Income from discontinued operations	0.01	0.08

Net income available to common unitholders	$0.07	$0.07

Weighted average common units outstanding – basic	42,935	42,614

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions)	$0.06	$(0.01)
Income from discontinued operations	0.01	0.08

Net income available to common unitholders	$0.07	$0.07

Weighted average common units outstanding – diluted	43,707	42,614

Distributions declared	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common Units		Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2005	$95,000	$9,722	$807,403	$(4,352)	$907,773
Comprehensive income
Net income	1,909	30	2,934	—	4,873
Net change in derivatives	—	—	—	291	291

Total comprehensive income					5,164
Contributions from the Company related to employee stock purchase and stock option plans	—	345	34,200	—	34,545
Distributions to preferred unitholders.	(1,909)	—	—	—	(1,909)
Distributions to common unitholders	—	(197)	(19,514)	—	(19,711)
Equity-based compensation	—	5	544	—	549

Partners’ Equity, March 31, 2006	$95,000	$9,905	$825,567	$(4,061)	$926,411

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Cash Flows From Operating Activities
Net income	$4,873	$4,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,455	19,532
Amortization of deferred financing costs	935	1,688
Gains sales of real estate assets — discontinued operations	(401)	(358)
Other non-cash income	(1,149)	(5,267)
Equity in income of unconsolidated entities	(312)	(147)
Distribution of earnings of unconsolidated entities	516	147
Equity-based compensation	549	464
Deferred compensation	263	—
Changes in assets, (increase) decrease in:
Other assets	1,050	(1,539)
Deferred charges	91	(152)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,248	4,470
Accounts payable and accrued expenses	(3,931)	(112)
Security deposits and prepaid rents	372	53

Net cash provided by operating activities	25,559	23,623

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(96,356)	(13,583)
Net proceeds from sales of real estate assets	2,788	3,296
Proceeds from sale of technology investment	—	5,267
Capitalized interest	(1,832)	(367)
Recurring capital expenditures	(2,054)	(1,958)
Non-recurring capital expenditures	(723)	(902)
Revenue generating capital expenditures	(865)	—
Corporate additions and improvements	(495)	(701)
Distribution from (investments in and advances to) unconsolidated entities	3,032	(16,538)

Net cash used in investing activities	(96,505)	(25,486)

Cash Flows From Financing Activities
Payments on indebtedness	(51,198)	(126,130)
Lines of credit proceeds (repayments), net	110,531	157,892
Payments of financing costs	(50)	(168)
Redemption of common units	—	(9,128)
Contributions from the Company related to employee stock purchase and stock option plans	34,282	3,037
Capital contributions of minority interests	1,912	283
Distributions to preferred unitholders	(1,909)	(1,909)
Distributions to common unitholders	(19,267)	(19,202)

Net cash provided by financing activities	74,301	4,675

Net increase in cash and cash equivalents	3,355	2,812
Cash and cash equivalents, beginning of period	6,410	123

Cash and cash equivalents, end of period	$9,765	$2,935

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
At March 31, 2006, the Company owned 97.9% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100.0% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 97.6% and 94.3% for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, Common Units held by persons other than the Company represented a 2.1% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.
As of April 28, 2006, the Operating Partnership owned 22,057 apartment units in 61 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities and including 512 apartment units currently under development in two communities. The Operating Partnership is also developing 230 for-sale condominium units in two communities and is converting 597 apartment units in four communities (including one in an unconsolidated entity, containing 121 units) into for-sale condominium units through a taxable REIT subsidiary. At March 31, 2006, approximately 46.2%, 18.3%, 9.2% and 8.7% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Dallas, greater Washington, D.C. and Tampa metropolitan areas, respectively.
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
Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
Beginning in the fourth quarter of 2005, the Operating Partnership reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassified expenses primarily included certain investment group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities. Certain other 2005 amounts have been reclassified to conform to the current year’s financial statement presentation.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Revenue Recognition
Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. Under the terms of residential leases, the residents at a majority of the Operating Partnership’s residential communities are obligated to reimburse the Operating Partnership for certain utility usage, water and electricity (at selected properties), where the Operating Partnership is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership will also recognize revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units sold at partial condominium communities will be included in continuing operations.
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
At March 31, 2006, the Operating Partnership had one new condominium project under development with approximately 63% of the condominium units under contract. As the initial and continuing cash investments received under a majority of the sales contracts do not meet the requirements of SFAS No. 66, as well as other factors (such as the uncertainties regarding the estimation of the aggregate sales proceeds and contract rescission rates), the Operating Partnership has concluded that units sold through March 31, 2006 will be accounted for under the Completed Contract Method, similar to the accounting for condominium conversion projects discussed above.
Apartment Community Acquisitions
In accordance with the provisions of SFAS No. 141, “Business Combinations”, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets, intangible assets and liabilities (including mortgage indebtedness) acquired in each transaction, based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment, are reflected in real estate assets and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 6 months to 18 months).
Equity-based Compensation
Effective January 1, 2006, the Operating Partnership accounts for stock-based compensation under the fair value method prescribed by SFAS 123R, “Share-Based Payment.” SFAS No. 123R was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation” and required companies to expense the fair value of employee stock options and other forms of equity-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The Operating Partnership adopted the provisions of SFAS No. 123R using the modified prospective method of adoption. Since the Operating Partnership elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Operating Partnership’s financial position or results of operations.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
In periods from January 1, 2003 through December 31, 2005, the Operating Partnership accounted for equity-based compensation under the fair value method prescribed by SFAS No. 123. In adopting SFAS No. 123, the Operating Partnership used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for all options issued after January 1, 2003.
New Accounting Pronouncements
The Emerging Issues Task Force issued EITF No. 04-05 (“EITF No. 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF No. 04-05 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-05 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Operating Partnership adopted EITF No. 04-05 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Company’s financial position or results of operations.
2.	INDEBTEDNESS
At March 31, 2006 and December 31, 2005, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date	2006	2005
Senior Unsecured Notes	Int.	5.125% - 7.70%		2006-2012	$435,000	$485,000

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.75% (1)		2007	205,000	90,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	6,910	11,379

					211,910	101,379

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	5.765	% (2)	2029	97,100	97,100
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	267,443	268,641

					364,543	365,741

Tax-Exempt Floating Rate Bonds (Secured)	Int.	3.17	% (3)	2025	28,495	28,495

Total					$1,039,948	$980,615

(1)	Represents stated rate. At March 31, 2006, the weighted average interest rate was 5.35%.

(2)	Stated interest rate based on FNMA “AAA” taxable remarketed rate plus credit enhancements and other fees. The effective interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement. Subsequent to March 31, 2006, the Operating Partnership terminated its existing interest rate swap arrangement and entered into a new interest rate swap arrangement associated with this debt (see note 6). The effective total interest costs under the debt and new interest rate swap arrangement are expected to increase slightly from the 6.975 % interest rate discussed herein.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at March 31, 2006 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.
Debt Maturities
The aggregate maturities of the Operating Partnership’s indebtedness as of March 31, 2006 are as follows:

Remainder of 2006	$30,071
2007	370,103	(1)
2008	4,557
2009	75,901
2010	188,267
Thereafter	371,049

	$1,039,948

(1)	Includes outstanding balances on lines of credit totaling $211,910. Subsequent to March 31, 2006, the Company’s lines of credit were refinanced and the maturity date was extended to April 2010.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Debt Issuances and Retirements
Upon their maturity in March 2006, the Operating Partnership repaid $50,000 of 6.71% senior unsecured notes, from available borrowings under its unsecured lines of credit.
In April 2006, the Operating Partnership closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note bears interest at LIBOR plus 1.0%, matures in April 2008 and is pre-payable without penalty.
Unsecured Lines of Credit
At March 31, 2006, the Operating Partnership utilized a $350,000 syndicated unsecured revolving line of credit (the “Revolver”) that was scheduled to mature in January 2007 for its short-term financing needs. The Revolver had a stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver required the payment of annual facility fees equal to 0.15% of the aggregate loan commitment. In April 2006, the Operating Partnership refinanced and increased the capacity under the unsecured revolving line of credit (the “Amended Revolver”) to $450,000. The Amended Revolver matures in April 2010 and currently has a stated interest rate of LIBOR plus 0.575% or the prime rate. Additionally, the Amended Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Amended Revolver was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. The Amended Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Amended Revolver are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Amended Revolver also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Amended Revolver contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Amended Revolver also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2006, the Operating Partnership had issued letters of credit to third parties totaling $2,330 under this facility.
Additionally at March 31, 2006, the Operating Partnership had a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line was scheduled to mature in January 2007. In April 2006, the Operating Partnership refinanced and increased the capacity under the cash management line (the “Amended Cash Management Line”) to $30,000 with Wachovia Bank, N.A. The Amended Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Amended Revolver.
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
The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,966 at March 31, 2006. This excess investment related to the two Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of $515 at March 31, 2006 related to the Property LLC holding the condominium conversion community will be recognized as additional cost of sales as the underlying condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
The operating results of the Operating Partnership include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
Balance Sheet Data	2006	2005
Real estate assets, net of accumulated depreciation of $8,992 and $8,349, respectively	$95,401	$96,000
Assets held for sale, net (1)	15,176	17,715
Cash and other	1,620	1,770

Total assets	$112,197	$115,485

Mortgage notes payable	$66,999	$66,999
Mortgage notes payable to Operating Partnership	2,934	5,967
Other liabilities	1,047	996

Total liabilities	70,980	73,962
Members’ equity	41,217	41,523

Total liabilities and members’ equity	$112,197	$115,485

Operating Partnership’s equity investment	$20,408	$20,647

(1)	Includes one community, originally containing 121 units, being converted into condominiums.

	Three months ended
	March 31,
Income Statement Data	2006	2005
Revenue
Rental	$2,789	$2,640
Other property revenues	233	185

Total revenues	3,022	2,825

Expenses
Property operating and maintenance	986	910
Depreciation and amortization	658	653
Interest	688	688

Total expenses	2,332	2,251

Income from continuing operations	690	574

Discontinued Operations
Loss from discontinued operations	(163)	(117)
Gains on sales of real estate assets	397	—
Loss on early extinguishment of debt	—	(273)

Income (loss) from discontinued operations	234	(390)

Net income	$924	$184

Operating Partnership’s share of net income	$312	$147

For the three months ended March 31, 2006, gains on sales of real estate assets represent net gains of $397 from condominium sales at the condominium conversion community held by one of the Property LLCs. There were no condominium sales at this conversion community in the three months ended March 31, 2005. A summary of revenues and costs and expenses of condominium activities for the three months ended March 31, 2006 was as follows:

Three months ended
March 31, 2006
Condominium revenues, net	$3,726
Condominium costs and expenses	(3,329)

Gains on condominium sales	$397

At March 31, 2006, mortgage notes payable include a $49,999 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is pre-payable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
In March 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Operating Partnership. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Operating Partnership has a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR plus 1.90%. At March 31, 2006, the mortgage note payable to the Operating Partnership had an outstanding balance of $2,934. This note is repayable from the proceeds of condominium sales and matures in February 2008.
4.	REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY
Acquisition Activity
In March 2006, the Operating Partnership acquired two apartment communities, containing 308 units, located in Austin, Texas for approximately $46,500, including closing costs. Additionally, the Operating Partnership plans to spend up to approximately $1,200 to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.
Disposition Activity
The Operating Partnership classifies real estate assets as held for sale after the approval of its investment committee and after the Operating Partnership has commenced an active program to sell the assets. At March 31, 2006, the Operating Partnership had one apartment community, containing 696 units, and one condominium conversion community, originally containing 127 units classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $90,772, which represents the lower of their depreciated cost or fair value less costs to sell. At March 31, 2006, the Company also had portions of two communities that are being converted to condominiums, originally containing 349 units, that are classified as for-sale condominiums on the accompanying balance sheet at $39,969.
Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. As discussed in note 1, portions of two communities that are being converted to condominiums will be reflected in continuing operations. For the three months ended March 31, 2006, income from discontinued operations included the results of operations of one apartment community, containing 696 units, and one condominium conversion community classified as held for sale at March 31, 2006. For the three months ended March 31, 2005, income from discontinued operations included the results of operations of the communities classified as held for sale at March 31, 2006, six apartment communities sold in 2005 and one condominium conversion community through its sell-out date in 2005.
The revenues and expenses of these communities for the three months ended March 31, 2006 and 2005 were as follows:

	Three months ended
	March 31,
	2006	2005
Revenues
Rental	$1,934	$8,856
Other property revenues	217	853

Total revenues	2,151	9,709

Expenses
Property operating and maintenance (exclusive of items shown separately below)	775	3,932
Depreciation	781	1,168
Interest	615	1,725
Minority interest in consolidated property partnerships	—	14

Total expenses	2,171	6,839

Income from discontinued operations	$(20)	$2,870

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
For the three months ended March 31, 2006 and 2005, gains on sales of real estate assets included the net gains of $401 and $358, respectively, from condominium sales at the Operating Partnership’s condominium conversion communities. A summary of revenues and costs and expenses of condominium activities for the three months ended March 31, 2006 and 2005 was as follows:

	Three months ended
	March 31,
	2006	2005
Condominium revenues, net	$2,788	$3,296
Condominium costs and expenses	(2,387)	(2,938)
Provision for income taxes	—	—

Gains on condominium sales, net of provision for income taxes	$401	$358

5.	PARTNERS’ EQUITY
Computations of Earnings Per Common Unit
For the three months ended March 31, 2006 and 2005, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended
	March 31,
	2006	2005
Income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$4,492	$1,616
Less: Preferred unit distributions	(1,909)	(1,909)

Income (loss) from continuing operations available to common unitholders	$2,583	$(293)

Common units (denominator):
Weighted average units outstanding — basic	42,935	42,614
Dilutive units from of stock options and awards (1)	772	—

Weighted average units outstanding — diluted (1)	43,707	42,614

(1)	The potential dilution from the Company’s outstanding stock options of 219 shares for the three months ended March 31, 2005 were antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.
For the three months ended March 31, 2006 and 2005, stock options to purchase 253 and 4,570 shares of common stock were excluded from the computation of diluted earnings per common unit as these stock options were antidilutive.
6.	DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2006, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $97,010 with a maturity date in 2009. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. In the three months ended March 31, 2006, the interest rate swap arrangement, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement for the three months ended March 31, 2006 of $1,149 (net of the amortized swap cost totaling $273) was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Operating Partnership is required to amortize into expense the cumulative unrecognized loss on the interest rate swap arrangement of $4,021, previously included in partners’ equity, over the remaining life of the swap through 2009.
In April 2006, the Operating Partnership terminated its existing interest rate swap arrangement discussed above through a $2,448 termination payment to the swap counterparty. Subsequent to the termination of the swap arrangement, the Operating Partnership entered into a new, market rate swap arrangement with an amortized notional amount ranging from $97,010 to $90,270. The new swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% with a termination date of July 2009. Similar to the terminated swap, the new swap has been designated as a cash flow hedge of the Operating Partnership’s FNMA variable rate debt.
At March 31, 2006, the Operating Partnership had an outstanding interest rate cap agreement with a financial institution with a notional value of $28,495. The interest rate cap agreement is a cash flow hedge that provides a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings aggregating $28,495 at March 31, 2006. The Operating Partnership

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At March 31, 2006, the difference between the amortized costs of the interest rate cap arrangement and its fair value of $3 is included in accumulated other comprehensive loss, a shareholders’ equity account. The original cost of approximately $362 of the arrangements is being amortized as additional expense over its five-year term.
A summary of comprehensive income for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended
	March 31,
	2006	2005
Net income	$4,873	$4,844
Change in derivatives(1)	291	2,828

Comprehensive income	$5,164	$7,672

(1)	In the three months ended March 31, 2006, the change in derivatives balance includes an adjustment of $273 for amortized swap costs included in net income.
7.	SEGMENT INFORMATION
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
The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2005. The segment information for the three months ended March 31, 2005 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2006 and 2005 to discontinued operations under SFAS No. 144 (see note 4).
•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under construction and major rehabilitation programs. The Operating Partnership had no apartment communities in the lease-up stage for the periods presented.

•	Condominium conversion communities – those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities – those communities acquired in the current or prior year.
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

	Three months ended
	March 31,
	2006	2005
Revenues
Fully stabilized communities	$63,339	$60,200
Development, rehabilitation and lease-up communities	2,563	2,539
Condominium conversion communities	1,176	1,453
Acquired communities	1,292	—
Other property segments	5,758	5,223
Other	65	71

Consolidated revenues	$74,193	$69,486

Contribution to NOI
Fully stabilized communities	$39,043	$36,433
Development, rehabilitation and lease-up communities	1,474	1,393
Condominium conversion communities	652	920
Acquired communities	716	—
Other	(1,835)	(1,923)

Consolidated property net operating income	40,050	36,823

Interest income	120	165
Other revenue	65	71
Minority interest in consolidated property partnerships	(29)	113
Depreciation	(16,674)	(18,364)
Interest expense	(13,432)	(14,998)
Amortization of deferred financing costs	(935)	(1,688)
General and administrative	(4,426)	(4,390)
Development costs and other	(1,708)	(1,530)
Equity in income of unconsolidated real estate entities	312	147
Other income	1,149	5,267

Income from continuing operations	4,492	1,616
Income from discontinued operations	381	3,228

Net income	$4,873	$4,844

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
8. SEVERANCE COSTS
In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016, respectively. The following table summarizes the activity relating to aggregate severance charges for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31,
	2006	2005
Accrued severance charges, beginning of period	$14,325	$15,317
Payments for period	(402)	(442)
Interest accretion	212	226

Accrued severance charges, end of period	$14,135	$15,101

9.	SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid (including capitalized amounts of $1,832 and $367 for the three months ended March 31, 2006 and 2005, respectively), aggregated $9,482 and $12,618 for the three months ended March 31, 2006 and 2005, respectively.
Non-cash investing and financing activities for the three months ended March 31, 2006 and 2005 were as follows:
In the three months ended March 31, 2006, a minority partner in a consolidated real estate venture contributed land with an agreed upon value of $2,556. This non-cash land contribution was excluded from the statement of cash flows.
During the three months ended March 31, 2006, the Operating Partnership amortized approximately $273 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instruments (see note 6). During the three months ended March 31, 2005, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $2,828.
The Operating Partnership committed to distribute $19,704 and $19,122 for the quarters ended March 31, 2006 and 2005, respectively. These distributions were not reflected in the statement of cash flows as of March 31, 2006 and 2005.
10.	EQUITY-BASED COMPENSATION PLAN
Equity Compensation Plans
As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership. Effective January 1, 2006, the Operating Partnership accounts for equity-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). For equity-based compensation granted from January 1, 2003 to December 31, 2005, the Operating Partnership accounted for equity-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Operating Partnership’s accounting for stock-based compensation. In prior years, the Operating Partnership used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123R, such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense in the three months ended March 31, 2006.
The Operating Partnership’s audited financial statements for the year ended December 31, 2005 included in the Operating Partnership’s Form 10-K, as amended, include the footnote disclosures under SFAS No. 123. The disclosures below summarize the new disclosures under SFAS 123R.
Incentive Stock Plans
Under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”), an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each stock option granted under the 2003 Stock Plan may not be less than the market price of the Company’s

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the administrative committee overseeing the 2003 Stock Plan. Compensation costs are recognized ratably over the vesting period. At March 31, 2006, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,887.
Compensation costs for stock options has been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

Three months ended
March 31, 2006
Dividend yield	4.5%
Expected volatility	17.5%
Risk-free interest rate	4.3%
Expected option term (years)	5.0
In connection with the adoption of SFAS No. 123R, the Company reviewed the above assumptions based on the additional guidance provided in the pronouncement. The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.
In the three months ended March 31, 2006, the Company granted stock options to purchase 291 shares of Company common stock to Company officers and directors, of which 50 were granted to the Company’s non-executive chairman of the board. For the three months ended March 31, 2006, the Company recorded compensation expense related to stock options of $221. Such expense was net of the cumulative impact of the adoption of SFAS 123R of $60, as discussed above. Upon the exercise of stock options, the Company issues shares of common stock from treasury stock, or the extent treasury shares are not available, from authorized common shares.
A summary of stock option activity under all plans for the three months ended March 31, 2006, is presented below.

	Three months ended
	March 31, 2006
		Weighted
		Average
	Shares	Exercise Price
Options outstanding, beginning of period	3,534	$34
Granted	291	40
Exercised	(938)	36
Forfeited	—	—

Options outstanding, end of period	2,887	33

Options exercisable, end of period	1,776

Weighted-average fair value of options granted during the period	$4.80

At March 31, 2006, there was $2,494 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $7,642. The aggregate intrinsic values of stock options outstanding and exercisable at March 31, 2006 were $32,375 and $17,757, respectively.
At March 31, 2006, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,709 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.73 and a weighted average remaining contractual life of 6 years. Of these outstanding options, 911 were exercisable at March 31, 2006 at a weighted average exercise price of $31.34. In addition, there were 1,178 options outstanding with exercise prices ranging from $36.47 to $44.13. These options have a weighted average exercise price of $38.44 and a weighted average remaining contractual life of 5 years. Of these outstanding options, 865 were exercisable at March 31, 2006 at a weighted average exercise price of $37.84.
In the three months ended March 31, 2006, the Company granted 39 shares of restricted stock, respectively, to Company officers, employees and directors, of which 5 shares were granted to the Company’s non-executive chairman of the board. The restricted

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
shares granted in 2006 vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares was $40.21 per share. The total value of the restricted share grants in the three months ended March 31, 2006 was $1,556. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $288 in the three months ended March 31, 2006. Such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $112, as discussed above.
A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2006 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested shares, beginning or period	140	$28
Granted	39	40
Vested	—	—
Forfeited	—	—

Unvested shares, end of period	179	31

At March 31, 2006, there was $4,510 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 3.5 years.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $40 for the three months ended March 31, 2006.
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
In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.
The Operating Partnership utilizes taxable REIT subsidiaries (“TRSs”) to perform such nonqualifying activities as property management, ground-up condominium development and conversions and to provide noncustomary services for the Operating Partnership’s apartment residents. Income at the TRS level is subject to federal and state income taxes. For the three months ended March 31, 2006, the Operating Partnership’s TRSs sustained a loss for financial accounting purposes. The Operating Partnership has also estimated a taxable loss from its TRSs for the same period. At December 31, 2005, the Operating Partnership’s TRSs had an estimated consolidated federal income tax net operating loss of approximately $1,200. This carryforward and other net deferred tax assets were fully offset by a valuation allowances. As a result, the Operating Partnership recorded no income tax expense (benefit) related to its TRSs for the three months ended March 31, 2006. The tax benefits associated with such income tax net operating loss carryforwards may be recognized in future periods should the TRSs generate sufficient taxable income to utilize these loss carryforwards or should the Operating Partnership determine that it is more likely than not that the related deferred tax assets are realizable.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
In the three months ended March 31, 2005, the TRSs had losses for both financial reporting and income tax reporting purposes. As the TRSs had unrecognized income tax net operating loss carryforwards as of March 31, 2005, the TRSs recorded no income tax expense (benefit) in the three months ended March 31, 2005.
A summary of the components of the TRSs’ deferred tax assets and liabilities at December 31, 2005 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Operating Partnership’s Form 10-K, as amended. Other than the additional estimated taxable losses for the three months ended March 31, 2006, there were no material changes to the components of deferred tax assets and liabilities at March 31, 2006.
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
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case. In April 2006, the Georgia Supreme Court denied review, and the alleged Company shareholder has indicated that he will seek review by the United States Supreme Court.
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
In February 2005, the Operating Partnership sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267. The gain is included in other income on the consolidated statement of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. As of April 28, 2006, the Company owned 22,057 apartment units in 61 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and including 512 apartment units currently under development in two communities. The Company is also developing 230 for-sale condominium units in two communities and is converting 597 apartment units in four communities (one in an unconsolidated entity) into for-sale condominium units through a taxable REIT subsidiary. At March 31, 2006, approximately 46.2%, 18.3%, 9.2% and 8.7% (on a unit basis) of the Company’s communities were located in Atlanta, Dallas, the greater Washington, D.C. and Tampa metropolitan area, respectively.
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
At March 31, 2006, the Company owned approximately 97.9% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 2.1% common minority interest in the Operating Partnership.
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
The Company has also been active over the past several years repositioning its real estate portfolio and building its development and value creation capabilities centered upon its Southeast, Southwest and Mid-Atlantic regions. During this time, the Company has been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer met the Company’s growth objectives. The Company’s asset sales program has been consistent with its strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas, exiting single asset markets, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from its asset sales to strengthen its balance sheet, by reducing high-coupon preferred equity and debt, and reinvesting in assets that the Company believes demonstrate better growth potential.
In this regard, the Company acquired a 319-unit apartment community located in Charlotte, North Carolina in 2005, and two apartment communities located in Austin, Texas in early 2006, consisting of 160 units and 148 units, respectively. The Company also re-commenced development activities with its start of a new 350-unit mixed-use, for-rent apartment and for-sale condominium project located in Alexandria, Virginia at the end of 2004, the start of a new 307 for-rent apartment project in Atlanta, Georgia in 2006 and the start of a new 85 unit for-sale condominium project in Dallas, Texas in 2006. The Company expects to begin delivering apartment homes at its Alexandria, Virginia project in the third quarter of 2006, and condominium homes late in the fourth quarter of 2006 or in the first quarter of 2007. The Company also expects to begin additional development projects in the second half of 2006.
In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. As a result, the Company launched a new for-sale brand, Post

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Preferred Homes™, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing assets into upscale for-sale housing in several key markets.
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
The Company’s expansion into for-sale condominium housing exposes the Company to new risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. See the Risk Factors discussion in the Company’s Form 10-K, as amended, for the year ended December 31, 2005 for a discussion of the Company’s significant risks. As of March 31, 2006, the Company had approximately $110,000 of capital cost (based on book value and including the Company’s share of assets held in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including a projected $35,000 of development costs expected to be funded relating to two for-sale projects currently under construction. In addition the Company also had, in the aggregate, approximately $90,000 of land held for future development as of March 31, 2006, of which a portion may be used to develop future for-sale condominium projects depending upon market conditions. There can be no assurance, however, that land held for future development will be used for such purposes or whether developments will actually commence.
The following discussion should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 2.4% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations”.
Disclosure Regarding Forward-Looking Statements
Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the three months ended June 30, 2006 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred), anticipated apartment community sales in 2006 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium units, development of new for-sale condominium housing and the related sales of the for-sale condominium units, anticipated future acquisition and development activities, anticipated refinancing and other new financing needs, the anticipated dividend level in 2006, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:
•	The success of the Company’s business strategies described on pages 2-3 of the Company’s Form 10-K, as amended, for the year ended December 31, 2005;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium units and development locations;

•	The Company’s ability to obtain financing or self-fund the development or acquisition of additional apartment communities and for-sale condominium housing;

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;

•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	Uncertainties associated with environmental and other regulatory matters, including the Americans with Disabilities Act and the Fair Housing Act;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and

•	Other factors, including the risk factors discussed on pages 7 through 15 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.
Critical Accounting Policies and Estimates
In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 26 and 27 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended March 31, 2006. The discussion below addresses the implementation and impact of new accounting pronouncements with an impact on the Company in the three months ended March 31, 2006 and in the future periods.
SFAS No. 123R, “Share-Based Payment,” was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The Company adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations. For an additional discussion of FAS 123R, see note 10 to the consolidated financial statements included in this Form 10-Q.
The Emerging Issues Task Force issued EITF No. 04-05 (“EITF No. 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF No. 04-05 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-05 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Company adopted EITF No. 04-05 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Company’s financial position or results of operations.

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
At March 31, 2006, the Company’s portfolio of apartment communities, excluding three communities held in unconsolidated entities (including one community being converted into condominiums) and three communities being converted into condominiums, consisted of the following: (1) 51 communities that were completed and stabilized for all of the current and prior year, (2) three communities under development or under major rehabilitation programs, (3) portions of two communities that are being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1 to the consolidated financial statements), and (4) three communities that were acquired in 2006 and 2005. Currently, the Company has no development communities in the lease-up stage. These operating segments also exclude the operations of apartment communities classified as discontinued operations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
All Operating Communities
The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three months ended March 31, 2006 and 2005 is summarized as follows:

	Three months ended
	March 31,
	2006	2005	% Change
Rental and other property revenues
Fully stabilized communities (1)	$63,339	$60,200	5.2%
Development, rehabilitation and lease-up communities	2,563	2,539	0.9%
Condominium conversion communities (2)	1,176	1,453	(19.1)%
Acquired communities (3)	1,292	—	—
Other property segments (4)	5,758	5,223	10.2%

	74,128	69,415	6.8%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities (1)	24,296	23,767	2.2%
Development, rehabilitation and lease-up communities	1,089	1,146	(5.0)%
Condominium conversion communities (2)	524	533	(1.7)%
Acquired communities (3)	576	—	—
Other expense (5)	7,593	7,146	6.3%

	34,078	32,592	4.6%

Property net operating income (6)	$40,050	$36,823	8.8%

Capital Expenditures (7)(8)
Recurring capital expenditures:
Carpet	$733	$642	14.2%
Other	1,305	1,003	30.1%

Total	$2,038	$1,645	23.9%

Non-recurring capital expenditures	$693	$852	(18.7)%

Average apartment units in service	20,448	20,030

(1)	Communities which reached stabilization prior to January 1, 2005.

(2)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144.

(3)	Communities acquired subsequent to January 1, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

(4)	Other property segment revenues include revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $65 and $71 for the three months ended March 31, 2006 and 2005, respectively.

(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended
	March 31,
	2006	2005
Total same store NOI	$39,043	$36,433
Property NOI from other operating segments	1,007	390

Consolidated property NOI	40,050	36,823
Add (subtract):
Other revenues	65	71
Interest income	120	165
Minority interest in consolidated property partnerships	(29)	113
Depreciation	(16,674)	(18,364)
Interest expense	(13,432)	(14,998)
Amortization of deferred financing costs	(935)	(1,688)
General and administrative	(4,426)	(4,390)
Investment, development and other expenses	(1,708)	(1,530)
Equity in income of unconsolidated entities	312	147
Other income	1,149	5,267
Minority interest of common unitholders	(63)	17

Income from continuing operations	4,429	1,633
Income from discontinued operations	372	3,043

Net income	$4,801	$4,676

(7)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

(8)	A reconciliation of property capital expenditures from continuing operations to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended
	March 31,
	2006	2005
Recurring capital expenditures
Continuing operations	$2,038	$1,645
Discontinued operations	16	313

Total recurring capital expenditures per statements of cash flows	$2,054	$1,958

Non-recurring capital expenditures
Continuing operations	$693	$852
Discontinued operations	30	50

Total non-recurring capital expenditures per statements of cash flows	$723	$902

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Fully Stabilized (Same Store) Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold, under major rehabilitation and classified as held for sale. For the 2006 to 2005 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2005. This portfolio consisted of 51 communities with 18,787 units, including 24 communities with 9,110 units (48.5%) located in Atlanta, Georgia, 12 communities with 3,607 units (19.2%) located in Dallas, Texas, three communities with 1,883 units (10.0%) located in Tampa, Florida, four communities with 1,703 units (9.1%) located in Washington, DC, three communities with 1,065 units (5.7%) located in Charlotte, North Carolina and five communities with 1,419 units (7.5%) located in other markets. The operating performance and capital expenditures of these communities are summarized as follows:

	Three months ended
	March 31,
	2006	2005	% Change
Rental and other revenues	$63,339	$60,200	5.2%
Property operating and maintenance expenses (excluding depreciation and amortization)	24,296	23,767	2.2%

Same store net operating income (1)	$39,043	$36,433	7.2%

Capital expenditures (2)
Recurring
Carpet	$710	$588	20.7%
Other	1,245	901	38.2%

Total recurring	1,955	1,489	31.3%
Non-recurring	413	480	(14.0)%

Total capital expenditures (A)	$2,368	$1,969	20.3%

Total capital expenditures per unit (A÷18,787 units)	$126	$105	20.0%

Average economic occupancy (3)	95.2%	93.8%	1.4%

Average monthly rental rate per unit (4)	$1,111	$1,079	3.0%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 39 for a reconciliation of net operating income for stabilized communities to GAAP net income.

(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended
	March 31,
	2006	2005
Recurring capital expenditures by operating segment Same store	$1,955	$1,489
Construction, rehabilitation and lease-up	67	123
Condominium conversion communities	—	23
Acquired	3	—
Other segments	29	323

Total recurring capital expenditures per statements of cash flows	$2,054	$1,958

Non-recurring capital expenditures by operating segment Same store	$413	$480
Construction, rehabilitation and lease-up	17	113
Condominium conversion communities	—	25
Acquired	6	—
Other segments	287	284

Total non-recurring capital expenditures per statements of cash flows	$723	$902

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

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Beginning in the fourth quarter of 2005, the Company adjusted its stated market rents at the majority of its communities to be more reflective of current market conditions. The impact of this change is estimated to have increased the computed average

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
economic occupancy amounts by less than 1% for the three months ended March 31, 2006. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 94.5% and 92.8% for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, net concessions were $287 and $456, respectively, and employee discounts were $171 and $144, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units. Beginning in the fourth quarter of 2005, the Company adjusted its stated market rents at the majority of its communities to be more reflective of current market conditions. The impact of this change is estimated to have reduced the average monthly rental rate per unit by less than 1% for the three months ended March 31, 2006.
Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005
The Operating Partnership reported net income available to common unitholders of $2,964 for the three months ended March 31, 2006 compared to $2,935 for the three months ended March 31, 2005. The Company reported net income available to common shareholders of $2,892 for the three months ended March 31, 2006 compared to $2,767 for the three months ended March 31, 2005. The small increase between years primarily reflects the improved operating performance of the Company’s stabilized operating communities offset by the dilutive impact in 2006 of net community sales in 2005. The impact of these items is discussed below.
Rental and other revenues from property operations increased $4,713 or 6.8% from 2005 to 2006 primarily due to increased revenues from the Company’s same store communities of $3,139 or 5.2% and acquired communities of $1,292. The revenue increase from acquired communities reflects the Company’s acquisition of one community in June 2005 and two communities in March 2006. The revenue increase from same store communities in 2006 reflects higher average rental rates and increased occupancy rates between periods as discussed more fully below. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,486 or 4.6% primarily due to increased property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities of $529 or 2.2% and for acquired communities of $576, between periods (see discussion below).
For the three months ended March 31, 2006 and 2005, gains on sales of real estate assets from discontinued operations represents the net gains of $401 ($391 net of minority interest and provision for income taxes) and $358 ($337 net of minority interest and provision for income taxes), respectively, from condominium sales at the Company’s condominium conversion communities classified in discontinued operations. The condominium sales generated net proceeds of $2,788 in 2006 and $3,296 in 2005. The Company expects gains on sales of real estate assets at the Company’s condominium conversion communities to increase in the second quarter of 2006 compared to the first quarter of 2006 due to expected sales at two new conversion communities located in Tampa, FL and Houston, TX.
Depreciation expense decreased $1,690, or 9.2% from 2005 to 2006 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in early 2005 and the cessation of depreciation expense in late 2005 on portions of two communities being converted into condominiums that continue to be reported in continuing operations under SFAS No. 144. These decreases in depreciation expense between periods were offset by increased depreciation in the first quarter of 2006 on communities acquired in June 2005 and March 2006.
General and administrative expenses increased $36, or 0.8%, from 2005 to 2006 primarily due to higher compensation costs offset by reduced legal, professional fees and the cumulative effect of the adoption of SFAS 123R for recognizing stock-based compensation. Higher compensation costs reflected annual compensation increases and annual incentive awards to management. Decreased legal fees of approximately $210 reflected reduced activity associated with shareholder litigation and other shareholder legal matters in 2006 compared to 2005. Professional fees decreased approximately $116 in 2006 primarily due to expected savings in annual audit and Sarbanes/Oxley compliance costs. In the first quarter of 2006, the Company implemented SFAS 123R. As the Company had recorded stock-based compensation expense under SFAS 123 since 2003 using the actual forfeiture method for early terminations of awards, the implementation of SFAS 123 using the estimated forfeiture method required by SFAS 123R resulted in a one-time reduction of general and administrative expenses of approximately $100 in the first quarter of 2006. The aggregate one-time reduction of expenses resulting from the adoption of SFAS 123R totaled $172, with $72 recorded as reductions of investment and development expenses and property operating expenses. The one-time effect of implementing SFAS 123R will not recur in future periods.
Beginning in the fourth quarter of 2005, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2005 presentation. The reclassified expenses primarily included certain investment group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities.
Investment, development and other expenses increased $178 or 11.6% from 2005 to 2006 primarily due to the continued increase in development personnel and other costs to establish development capabilities in three regional markets in 2005 and 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Interest expense included in continuing operations decreased $1,566 or 10.4% from 2005 to 2006. The decreased expense amounts between periods reflect the impact of refinancing certain fixed rate debt with lower fixed rate debt in the first half of 2005 and the impact of increased interest capitalization on its development projects of $1,465 between periods. Interest expense included in discontinued operations decreased from $1,725 in 2005 to $615 in 2006 primarily due to interest expense associated with six communities sold in 2005.
Equity in income of unconsolidated real estate entities increased $165 or 112.2% from 2005 to 2006. This increase was primarily due to a loss on early debt extinguishment of $273 in the first quarter of 2005 at the unconsolidated entity converting its units into condominiums and to a lesser extent gains from condominium sales in the unconsolidated entity in 2006. The first closings of condominium sales began in the second quarter of 2005. In the three months ended March 31, 2006, the unconsolidated entity closed 13 condominium unit sales generating net gains to the Company of approximately $25. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.
Recurring and nonrecurring capital expenditures from continuing operations increased $234 or 9.4% from 2005 to 2006. The increase in capital expenditures primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds in mid 2005 and into 2006 under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items) as well as leasing office and amenity upgrades at several communities in 2006.
Fully Stabilized Communities
Rental and other revenues increased $3,139 or 5.2% from 2005 to 2006. This increase resulted from a 3.0% increase in the average monthly rental rate per apartment unit and an increase in average economic occupancy of the portfolio from 93.8% to 95.2%. This increase in average rental rates resulted in a revenue increase of approximately $1,829 between years. The occupancy increases resulted in lower vacancy losses and net rental concessions of $850. Additionally, other property fees increased $460 due to better pricing power resulting from improving market conditions, and higher utility reimbursements from residents due to increased utility expenses. Overall, the improving performance of the operating portfolio reflects improving market conditions, with the Company’s operations in all of its markets reporting increased revenues over the prior year. With only modestly increasing occupancy rates in 2006, the Company’s strategy continues to be focused on increasing average rental rates in 2006 as the Company’s markets continue to show economic improvement.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $529 or 2.2% from 2005 to 2006. This increase was primarily due to increased utility expenses of $352 or 11.4%, increased repairs and maintenance expenses of $114 or 3.5%, increased personnel expenses of $213 or 3.7%, offset by decreased advertising and promotion expenses of $218 or 19.9%. Utility expenses increased primarily due to generally higher electric and gas rates and due to significantly higher electricity rates at certain properties in the Company’s Texas markets. Repairs and maintenance expenses increased primarily due to increased exterior painting costs of $114 between periods. Personnel costs increased primarily due to annual salary increases. The decrease in advertising and promotions expense in 2006 primarily reflects reduced payments to apartment locator services resulting from more favorable market conditions and lower resident turnover between periods.
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the three months ended March 31, 2006, income from discontinued operations included the results of operations of one apartment community, containing 696 units, and one condominium conversion community, classified as held for sale at March 31, 2006. For the three months ended March 31, 2005, income from discontinued operations included the results of operations of the communities classified as held for sale at March 31, 2006, six communities sold in 2005 and one condominium conversion community through its sell-out date in 2005. The revenues and expenses of discontinued operations are summarized in note 4 to the consolidated financial statements. The gains on sales of real estate assets between periods reflect the timing and size of the communities and for-sale condominiums sold. In the three months ended March 31, 2005, the Company began closing for-sale condominiums from assets converted into condominiums. The Company recognized net gains from these sales of $401 ($391 net of minority interest and provision for income taxes) and $358 ($337 net of minority interest and provision for income taxes) in the three months ended March 31, 2006 and 2005, respectively. These gains are discussed in note 4 to the consolidated financial statements. As of March 31, 2006, the Company had 12 remaining condominium units to sell at communities included in discontinued operations. These condominium units are expected to be sold in 2006. There were no apartment community sales in the three months ended March 31, 2006 and 2005.

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
The Company’s outlook for the second quarter of 2006 is based on the expectation that apartment fundamentals will continue to steadily improve in 2006. Rental and other revenues from fully stabilized communities are expected to increase modestly when compared to 2005, primarily driven by expected rental rate increases. However, operating expenses of fully stabilized communities are also expected to increase in the second quarter of 2006. The Company expects the primary drivers of the expense increase will be personnel expenses, utility expenses and maintenance and repair expenses, primarily exterior painting. Based on these assumptions for the second quarter of 2006, management expects stabilized community net operating income to increase modestly in 2006 compared to 2005.
Additionally, the Company, through taxable REIT subsidiaries, is converting portions of two existing apartment communities in 2006 into for-sale condominium units as well as completing the sell out at two other condominium conversion communities (one held in an unconsolidated entity). The Company expects to continue to sell those units during the second quarter of 2006 and throughout the remainder of 2006. The Company expects to realize net accounting gains in the second quarter of 2006 from these condominium sales. The net accounting gains from for-sale condominiums are expected to be higher in the second quarter of 2006 as compared to the first three months of 2006, due to increased unit sales at the two new conversion communities in the second quarter of 2006. There can be no assurances that the sale of for-sale condominium units will close.
Management expects interest expense in the second quarter of 2006 to be lower than in the second quarter of 2005 due generally to lower average debt levels between years and expected increases in interest capitalization in the second quarter of 2006 as new projects are placed in development in 2006. Management also expects general and administrative expenses to increase modestly when compared to the second quarter of 2005.
The Company has three projects under construction with a total expected cost of approximately $179,000 and expects to begin additional development projects later in 2006. In mid to late 2004 and into 2005, the Company added additional executive development personnel for the purpose of increasing its development and investment activities in 2005 and beyond. The Company expects these additional personnel resources will continue to be dilutive to earnings in 2006 until the incremental personnel and associated costs can be fully absorbed by new development and value creation activities.
On a sequential basis for the second quarter of 2006, management expects to report higher net income compared to the first quarter of 2006. Management believes the increased net income in the second quarter of 2006 compared to the first quarter of 2006 will result from higher projected gains from condominium sales as discussed above. Management expects same store property net operating income to be somewhat higher when compared to the first quarter of 2006, primarily driven by seasonally higher projected operating revenue. General and administrative costs, property management expenses and development costs in the aggregate are expected to increase modestly compared to the first quarter of 2006.
Liquidity and Capital Resources
The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness discussed herein has been incurred by the Operating Partnership.
The Company’s net cash provided by operating activities increased from $23,623 in 2005 to $25,559 in 2006 primarily due to the improved operating performance of the Company’s stabilized communities and reduced interest expense resulting from lower debt levels in 2006 and increased interest capitalization to development communities in 2006.
Net cash flows used in investing activities increased from $25,486 in 2005 to $96,505 in 2006 primarily due to increased development, apartment acquisition and land acquisition costs in 2006. The Company acquired two apartment communities in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
first quarter of 2006 for approximately $46,500 and also acquired additional development land of approximately $34,000 in 2006. In addition, construction and development expenditures are increasing in 2006 as the Company initiates new development starts.
Net cash flows provided by financing activities increased from $4,675 in 2005 to $74,301 in 2006 primarily due to higher net borrowings to fund increasing development and acquisition activities and increased equity proceeds from stock option exercises in 2006 resulting from the Company’s increased stock price between periods.
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
For the three months ended March 31, 2006, the Company’s net cash flow from operations, reduced by operating capital expenditures (excluding community rehabilitation and other revenue generating capital expenditures), was sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $1,000. Cash flows from operations, reduced by operating capital expenditures, would have been lower, by approximately $3,000, excluding the favorable change in working capital items impacting operating cash flows for the period. These working capital items fluctuate from period to period, primarily due to the timing of payments of interest, property taxes and operating payables. As discussed below, the Company expects its operating cash flows, less operating capital expenditures, to be less than its dividend requirements for the full year of 2006. The Company’s net cash flow from operations and proceeds from apartment communities and for-sale condominium sales continue to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.
For the full year of 2006, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. This forecasted dividend shortfall excludes incremental gains on condominium sales which are included in cash flows from investing activities. The Company intends to use primarily the proceeds from 2006 apartment community and for-sale condominium sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The primary factor leading to this net operating cash flow shortfall is the short-term negative cash flow impact of apartment rehabilitation activities at two communities and sales of operating communities (discussed below) and condominium conversion communities prior to the reinvestment of such proceeds. The Company’s board of directors, however, will continue to review the dividend quarterly.
The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and the available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selective operating properties and for-sale condominiums, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.
As previously discussed, the Company intends to use the proceeds from the sale of operating and condominium conversion properties, availability under its unsecured revolving lines of credit and future construction loan financing as the primary source of capital to fund its current and future development and acquisition expenditures. In prior years, the Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. Total net sales proceeds in 2005 and 2004 were $281,106 (including $81,560 of debt assumed) and $242,962 (including $104,325 of debt assumed), respectively.
In 2006, the Company currently plans to sell one apartment community and the sale is expected to generate net proceeds in excess of $100,000. The Company also expects to generate additional sales proceeds from the sale of converted condominium units. It is the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
current intent of management to continue to recycle capital through selling assets and reinvesting the proceeds as a strategy to diversify the cash flows of the Company across its markets and focus on building critical mass in fewer markets.
In 2006, the Company used borrowings under its lines of credit to retire approximately $50,000 of maturing unsecured notes. Later in 2006, the Company has approximately $71,000 of unsecured and secured debt that matures or becomes pre-payable. The Company anticipates refinancing some or all of this debt as well as line of credit facility borrowings through new debt issuances, depending on the amount and timing of the Company’s capital needs and general credit market conditions. The Company expects modest interest rate increases in 2006 compared to interest rates realized in 2005.
At March 31, 2006, the Company had $211,910 outstanding under its $370,000 combined line of credit facilities. In April 2006, the Company refinanced and increased the capacity under its line of credit facilities to $480,000. The new credit facilities mature in April 2010. The terms, conditions and restrictive covenants associated with the Company’s line of credit facilities are summarized in note 2 to the consolidated financial statements. Management believes it will have adequate capacity under its facilities to execute its 2006 business plan and short-term liquidity requirements.
Long-term Debt Issuances and Retirements
A summary of the Company’s outstanding debt and debt maturities at March 31, 2006 is included in note 2 to the consolidated financial statements. A discussion of changes in secured and unsecured debt in the three months ended March 31, 2006 is discussed below.
Upon their maturity in March 2006, the Company repaid $50,000 of 6.71% senior unsecured notes from available borrowings under its unsecured lines of credit.
In April 2006, the Company closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note bears interest at LIBOR plus 1.0%, matures in April 2008 and is pre-payable without penalty.
Stock Repurchase Program
In the fourth quarter of 2004, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2006. In the three months ended March 31, 2006, the Company did not repurchase any shares of common stock under this program, although the Company has a 10b5-1 stock purchase program in place which expires on May 31, 2006.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Three months ended
	March 31,
	2006	2005
New community development and acquisition activity (1)	$101,081	$14,987
Non-recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	865	—
Other community additions and improvements (3)	723	902
Recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,054	1,958
Corporate additions and improvements	495	701

	$105,218	$18,548

Other Data
Capitalized interest	$1,832	$367

Capitalized development costs and fees (5)	$264	$250

(1)	Reflects aggregate community development costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major community rehabilitations and other unit upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.
Current Development Activity
The Company currently has three communities under development as summarized in the table below.

						Quarter	Estimated
				Amount		of	Quarter of
			Estimated	Spent	Quarter of	First	Stabilized		Estimated	Units
		Number	Construction	as of	Construction	Units	Occupancy	Units	Quarter	Under	Units
Community	Location	of Units	Cost	03/31/2006	Start	Available	(1)	Leased	Sell-out	Contract	Closed
				($ in
			($ in millions)	millions)
Apartments:
Post Carlyle™	Alexandria, VA	205	$56.5	$34.6	4Q 2004	3Q 2006	3Q 2007	—	N/A	N/A	N/A
Post Alexander™	Atlanta, GA	307	62.0	8.8	2Q 2006	1Q 2008	1Q 2009	—	N/A	N/A	N/A

Total Apartments		512	$118.5	$43.4				—

Condominiums:
The Condominiums at Carlyle Square™ (2)	Alexandria, VA	145	$43.2	$22.9	4Q 2004	4Q 2006	N/A	N/A	3Q 2007	91	—
Mercer Square™	Dallas, TX	85	17.0	2.6	2Q 2006	3Q 2007	N/A	N/A	2Q 2008	—	—

Total Condominiums		230	$60.2	$25.5						91	—

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	The condominium component of the project, consisting of 145 units, is being developed in a majority owned joint venture with a Washington D.C. based developer. As of April 24, 2006, the Company has 91 units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium units under contract will close.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
A reconciliation of net income available to common shareholders and unitholders to FFO is provided below.

	Three months ended
	March 31,
	2006	2005
Net income available to common shareholders	$2,892	$2,767
Minority interest of common unitholders — continuing operations	63	(17)
Minority interest in discontinued operations (1)	9	185
Depreciation on wholly-owned real estate assets, net (2)	16,833	18,749
Depreciation on real estate assets held in unconsolidated entities	225	297
Gains on sales of real estate assets, net of provision for income taxes — discontinued operations	(401)	(358)
Incremental gains on condominium sales, net of provision for income taxes (3)	401	358
Gains on sales of real estate assets — unconsolidated entities.	(25)	—
Incremental gains on condominium sales — unconsolidated entities (3)	(48)	—

Funds from operations available to common shareholders and unitholders (4)	$19,949	$21,981

Cash flow provided by (used in):
Operating activities	$25,559	$23,623
Investing activities	$(96,505)	$(25,486)
Financing activities	$74,301	$4,675

Weighted average shares outstanding — basic	41,881	40,167
Weighted average shares and units outstanding — basic	42,935	42,614
Weighted average shares outstanding — diluted (5)	42,653	40,386
Weighted average shares and units outstanding — diluted (5)	43,707	42,833

(1)	Represents the minority interest in earnings and gains on properties held for sale and sold reported as discontinued operations for the periods presented.

(2)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.

(3)	The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(4)	Funds from operations for the three months ended March 31, 2005 includes a gain of $5,267 on the sale of a technology investment.

(5)	Diluted weighted average shares and units for the three months ended March 31, 2005 include 219 shares and units. Such diluted securities were antidilutive to the income (loss) computations in the three months ended March 31, 2005 under generally accepted accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At March 31, 2006, the Company had $309,010 of variable rate debt tied to LIBOR. In addition, the Company had $28,495 of variable tax-exempt debt with interest based on the FNMA “AAA” tax-exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
The table below provides information about the Company’s derivative financial instruments at March 31, 2006 that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

		Average	Average	Expected
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Settlement Date	Fair Value
					Asset (Liab.)
Interest Rate Swap Variable to fixed	$104,000 amortizing to $90,270	6.04%	1 month LIBOR	7/31/09	$(2,597)
Interest Rate Cap	$28,495	5.00%	—	2/01/08	3

					$(2,594)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $97,100 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at March 31, 2006, would increase or decrease by approximately $2,404 on an annualized basis.
In April 2006, the Company terminated the interest rate swap arrangement reflected in the table above through a $2,448 termination payment to the swap counterparty. Subsequent to the termination of the swap arrangement, the Company entered into a new, market rate swap arrangement with an amortized notional amount ranging from $97,010 to $90,270. The new swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% with a termination date in July 2009. Similar to the terminated swap, the new swap has been designated as a cash flow hedge of the Company’s FNMA variable rate debt.
There have been no material changes in the value of the Company’s fixed debt since December 31, 2005.

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
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case. In April 2006, the Georgia Supreme Court denied review, and the alleged Company shareholder has indicated that he will seek review by the United States Supreme Court.
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
ITEM 1A. RISK FACTORS
There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Form 10-K, as amended, for the year ended December 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	through (b) – None

(c)	The following table summarizes the Company’s purchases of its equity securities in the three months ended March 31, 2006 (in thousands, except per share amounts).

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs (1)
January 1, 2006 to January 31, 2006	—	$—	—	$165,600
February 1, 2006 to February 28, 2006	—	—	—	$165,600
March 1, 2006 to March 31, 2006	—	—	—	$165,600

Total	—	$—	—	$165,600

(1)	In the fourth quarter of 2004, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2006.
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
The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description
3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)

3.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company

4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee

10.1(g)*	—	Form of 2003 Incentive Stock Plan Non-Incentive Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees

10.2(g)*	—	Form of 2003 Incentive Stock Plan Non-Incentive Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors

11.1(h)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.

(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

May 10, 2006	By	/s/ David P. Stockert

David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2006	By	/s/ Christopher J. Papa

Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 10, 2006	By	/s/ Arthur J. Quirk

Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

May 10, 2006	By	/s/ David P. Stockert

David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2006	By	/s/ Christopher J. Papa

Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 10, 2006	By	/s/ Arthur J. Quirk

Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)

3.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company

4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee

10.1(g)*	—	Form of 2003 Incentive Stock Plan Non-Incentive Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees

10.2(g)*	—	Form of 2003 Incentive Stock Plan Non-Incentive Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors

11.1(h)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.

(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.