Form 10-Q
period 2006-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2006-11-09
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

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
43,571,365 shares of common stock outstanding as of November 1, 2006 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Real estate assets
Land	$275,928	$266,914
Building and improvements	1,791,088	1,789,479
Furniture, fixtures and equipment	201,765	207,497
Construction in progress	114,204	47,005
Land held for future development	79,724	62,511

	2,462,709	2,373,406
Less: accumulated depreciation	(530,090)	(516,954)
For-sale condominiums	31,481	38,338
Assets held for sale, net of accumulated depreciation of $19,004 and $0 at September 30, 2006 and December 31, 2005, respectively	33,944	4,591

Total real estate assets	1,998,044	1,899,381
Investments in and advances to unconsolidated real estate entities	34,465	26,614
Cash and cash equivalents	5,386	6,410
Restricted cash	5,314	4,599
Deferred charges, net	13,311	11,624
Other assets	33,594	32,826

Total assets	$2,090,114	$1,981,454

Liabilities and shareholders’ equity
Indebtedness, including $18,600 and $0 of debt secured by assets held for sale at September 30, 2006 and December 31, 2005, respectively	$1,024,440	$980,615
Accounts payable and accrued expenses	67,819	53,429
Dividend and distribution payable	21,774	19,257
Accrued interest payable	14,849	5,478
Security deposits and prepaid rents	11,060	9,857

Total liabilities	1,139,942	1,068,636

Minority interest of common unitholders in Operating Partnership	13,691	26,764
Minority interests in consolidated real estate entities	2,421	5,045

Total minority interests	16,112	31,809

Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
43,440 and 41,394 shares issued, 43,440 and 41,394 shares outstanding at September 30, 2006 and December 31, 2005, respectively	434	414
Additional paid-in-capital	863,032	803,765
Accumulated earnings	76,897	86,315
Accumulated other comprehensive income (loss)	(4,109)	(4,208)
Deferred compensation	—	(3,625)

	936,283	882,690

Less common stock in treasury, at cost, 56 and 44 shares at September 30, 2006 and December 31, 2005, respectively	(2,223)	(1,681)
Total shareholders’ equity	934,060	881,009

Total liabilities and shareholders’ equity	$2,090,114	$1,981,454

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
 (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental	$72,216	$67,538	$210,211	$196,805
Other property revenues	4,609	4,298	12,934	11,675
Other	49	64	200	196

Total revenues	76,874	71,900	223,345	208,676

Expenses
Property operating and maintenance (exclusive of items shown separately below)	35,790	33,019	102,844	96,832
Depreciation	16,966	17,496	50,101	53,539
General and administrative	4,406	4,558	13,464	13,506
Investment, development and other	1,332	1,333	4,500	3,737

Total expenses	58,494	56,406	170,909	167,614

Operating income	18,380	15,494	52,436	41,062

Interest income	175	229	413	583
Interest expense	(13,609)	(13,676)	(40,281)	(42,722)
Amortization of deferred financing costs	(882)	(990)	(2,651)	(3,707)
Gains (losses) on sales of condominiums, net	1,611	(99)	10,022	(368)
Equity in income of unconsolidated real estate entities	527	592	1,251	1,294
Other income	1,401	—	3,095	5,267
Minority interest in consolidated property partnerships	(85)	34	(177)	212
Minority interest of common unitholders	(87)	10	(369)	226

Income from continuing operations	7,431	1,594	23,739	1,847

Discontinued operations
Income from discontinued property operations, net of minority interest	988	662	3,083	5,568
Gains on sales of real estate assets, net of minority interest and provision for income taxes	27,503	72,733	27,885	131,991
Loss on early extinguishment of indebtedness, net of minority interest	(121)	(1,748)	(121)	(3,044)

Income from discontinued operations	28,370	71,647	30,847	134,515

Net income	35,801	73,241	54,586	136,362
Dividends to preferred shareholders	(1,909)	(1,909)	(5,728)	(5,728)

Net income available to common shareholders	$33,892	$71,332	$48,858	$130,634

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends)	$0.13	$(0.01)	$0.42	$(0.10)
Income from discontinued operations	0.66	1.77	0.72	3.35

Net income available to common shareholders	$0.79	$1.77	$1.15	$3.25

Weighted average common shares outstanding — basic	43,137	40,372	42,616	40,157

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends)	$0.13	$(0.01)	$0.42	$(0.10)
Income from discontinued operations	0.65	1.77	0.71	3.35

Net income available to common shareholders	$0.77	$1.77	$1.13	$3.25

Weighted average common shares outstanding — diluted	43,955	40,372	43,387	40,157

Dividends declared	$0.45	$0.45	$1.35	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
 (In thousands, except per share data)
 (Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2005	$29	$414	$803,765	$86,315	$(4,208)	$(3,625)	$(1,681)	$881,009
Comprehensive income
Net income	—	—	—	54,586	—	—	—	54,586
Net change in derivatives, net of minority interest	—	—	—	—	172	—	—	172

Total comprehensive income								54,758
Transition effect of adoption of SFAS 123R	—	—	(3,625)	—	—	3,625	—	—
Proceeds from employee stock purchase, stock option plans and other	—	13	47,673	—	—	—	(542)	47,144
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	7	13,131	—	(73)	—	—	13,065
Stock-based compensation, net of minority interest	—	—	2,088	—	—	—	—	2,088
Dividends to preferred shareholders	—	—	—	(5,728)	—	—	—	(5,728)
Dividends to common shareholders	—	—	—	(58,276)	—	—	—	(58,276)

Shareholders’ Equity and Accumulated Earnings, September 30, 2006	$29	$434	$863,032	$76,897	$(4,109)	$—	$(2,223)	$934,060

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands, except per share data)
 (Unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$54,586	$136,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,740	57,896
Amortization of deferred financing costs	2,651	3,707
Minority interest of common unitholders in Operating Partnership	369	(226)
Minority interest in discontinued operations	633	7,814
Minority interest in consolidated entities	177	(212)
Gains on sales of real estate assets	(38,983)	(139,658)
Other income	(1,719)	(5,267)
Equity in income of unconsolidated entities	(1,251)	(1,294)
Distributions of earnings of unconsolidated entities	1,775	1,604
Deferred compensation	465	—
Stock-based compensation	2,129	1,693
Loss on early extinguishment of debt	123	3,220
Changes in assets, (increase) decrease in:
Other assets	(2,532)	2,906
Deferred charges	(114)	(253)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	9,370	4,103
Accounts payable and accrued expenses	2,538	11,221
Security deposits and prepaid rents	488	32

Net cash provided by operating activities	82,445	83,648

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(185,053)	(101,228)
Net proceeds from sales of real estate assets	111,471	193,306
Proceeds from sale of other investments	898	5,267
Capitalized interest	(7,061)	(1,553)
Annually recurring capital expenditures	(9,143)	(7,172)
Periodically recurring capital expenditures	(4,446)	(2,636)
Community rehabilitation and other revenue generating capital expenditures	(6,490)	—
Corporate additions and improvements	(2,923)	(1,155)
Distributions from (investments in and advances to) unconsolidated entities	(3,384)	(10,154)
Note receivable collections	1,234	—

Net cash (used in) provided by investing activities	(104,897)	74,675

Cash Flows From Financing Activities
Payments on indebtedness	(55,142)	(216,779)
Proceeds from indebtedness	190,000	100,000
Lines of credit proceeds (repayments), net	(92,426)	26,846
Payments of financing costs	(3,960)	(1,176)
Treasury stock acquisitions	—	(24,466)
Proceeds from employee stock purchase and stock options plans	46,679	23,301
Capital contributions (distributions) of minority interests	(1,183)	283
Distributions to common unitholders	(1,366)	(3,266)
Dividends paid to preferred shareholders	(3,819)	(5,728)
Dividends paid to common shareholders	(57,355)	(54,126)

Net cash provided by (used in) financing activities	21,428	(155,111)

Net (decrease) increase in cash and cash equivalents	(1,024)	3,212
Cash and cash equivalents, beginning of period	6,410	123

Cash and cash equivalents, end of period	$5,386	$3,335

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited, in thousands, except per share and apartment unit data)
1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. As of October 31, 2006, the Company owned 22,389 apartment units in 63 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities, 1,031 apartment units currently under construction in four communities (including the expansion of one community) and 150 apartment homes in lease-up. The Company is also developing 230 for-sale condominium units in two communities and is converting 597 apartment units in four communities (including one in an unconsolidated entity, containing 121 units) into for-sale condominium units through a taxable REIT subsidiary. At September 30, 2006, approximately 46.6%, 18.5%, 10.9% and 9.5% (on a unit basis) of the Company’s operating communities were located in Atlanta, Dallas, the greater Washington, D.C. and Tampa metropolitan areas, respectively.

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

As of September 30, 2006, the Company had outstanding 43,440 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 98.4% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 705 as of September 30, 2006 and represented a 1.6% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 98.4% and 94.9% for the three months ended and 98.0% and 94.5% for the nine months ended September 30, 2006 and 2005, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Beginning in the fourth quarter of 2005, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassified expenses primarily included certain investment and development group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities. Certain other 2005 amounts have been reclassified to conform to the current year’s financial statement presentation.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Deposit Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Company recognizes revenues and the associated gains under the Deposit Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, gains on sales of condominium units sold at partial condominium communities are included in continuing operations.

For newly developed condominiums, the Company accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract.

At September 30, 2006, the Company had two new condominium projects under development, one with approximately 63% of the condominium units under contract. As the initial and continuing cash investments received under a majority of the sales contracts do not meet the requirements of SFAS No. 66, as well as other factors (such as the uncertainties regarding the estimation of the aggregate sales proceeds and contract rescission rates), the Company has concluded that units under contract as of September 30, 2006 will be accounted for under the Deposit Method, similar to the accounting for condominium conversion projects discussed above.

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

Stock-based Compensation

Effective January 1, 2006, the Company accounts for stock-based compensation under the fair value method prescribed by SFAS 123R, “Share-Based Payment.” SFAS No. 123R was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and required companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The Company adopted the provisions of SFAS No. 123R using the modified prospective method of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations.

In periods from January 1, 2003 through December 31, 2005, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. In adopting SFAS No. 123, the Company used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” for all options issued after January 1, 2003.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
New Accounting Pronouncements

The Emerging Issues Task Force issued EITF No. 04-5 (“EITF No. 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-5 became effective on September 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Company adopted EITF No. 04-5 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Company’s financial position or results of operations.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. FIN 48 is effective January 1, 2007 for all calendar year companies. The Company is currently evaluating the impact that FIN 48 will have on the Company’s financial position and results of operations.

Staff Accounting Bulletin No. 108 (“SAB 108”) was issued by the Securities and Exchange Commission in September 2006. SAB 108 provides additional guidance on the quantification and consideration of the financial statement materiality of cumulative unadjusted misstatements in both current and future financial statements. SAB 108 also provides guidance on the proper accounting and reporting for the correction of immaterial unadjusted misstatements determined to be material in subsequent accounting periods. SAB 108 generally requires prior period financial statements to be revised; however, for immaterial prior year revisions previously filed Exchange Act reports would not be required to be amended. SAB 108 is effective for the Company for its fiscal year ending December 31, 2006. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements and plans to adopt SAB 108 in the fourth quarter of 2006. As previously disclosed in the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005, the Company began accounting for certain ground leases with scheduled rent increases on a straight-line basis effective January 1, 2005. The cumulative unadjusted misstatement related to the Company’s accounting for ground lease expense as incurred in years prior to 2005 was determined to be immaterial to the Company’s financial statements. The Company plans to record a cumulative adjusting entry in its December 31, 2006 consolidated financial statements to correct this cumulative misstatement resulting in an increase in consolidated real estate assets of approximately $3,800, an increase in consolidated liabilities of approximately $8,800 and a decrease in consolidated equity of approximately $5,000.

The Emerging Issues Task Force reached a consensus on EITF No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate,” for Sales of Condominiums,” in September 2006. EITF No. 06-8 provides additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method. This consensus must be ratified by the FASB after a comment period. As discussed under the Company’s revenue recognition accounting policy, the Company accounts for condominium sales on the deposit method using similar criteria to those stated in EITF No. 06-8 in addition to the other criteria of SFAS No. 66. If ratified, EITF No. 06-8 is effective January 1, 2008 for calendar year companies.

Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides one definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 does not require any additional financial statement items to be measured at fair value. Instead, the FASB clarified fair value measurements for existing financial statement items in an effort to eliminate inconsistencies among companies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the inputs used to determine fair value are also required under the new guidance. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Company is currently assessing the impact that SFAS No. 157 will have on its financial position and results of operations.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
2.	INDEBTEDNESS

At September 30, 2006 and December 31, 2005, the Company’s indebtedness consisted of the following:

	Payment			Maturity	September 30,	December 31,
Description	Terms	Interest Rate		Date	2006	2005
Senior Unsecured Notes	Int.	5.125% - 7.70%		2006-2012	$585,000	$485,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575	% (1)	2010	—	90,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	8,953	11,379

					8,953	101,379

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15%	(2)	2029	95,600	97,100
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	306,392	268,641

					401,992	365,741

Tax-Exempt Floating Rate
Secured Bonds	Int.	3.74%	(3)	2025	28,495	28,495

Total					$1,024,440	$980,615

(1)	Represents stated rate.

(2)	Stated interest rate based on FNMA “AAA” taxable remarketed rate plus credit enhancements and other fees. The effective interest rate is fixed at 6.145%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at September 30, 2006 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.
Debt Maturities
The aggregate maturities of the Company’s indebtedness as of September 30, 2006 are as follows:

Remainder of 2006	$26,373
2007	158,828
2008	5,230
2009	76,618
2010	197,981	(1)
Thereafter	559,410

	$1,024,440

(1)	Includes outstanding balances on lines of credit totaling $8,953. The Company’s lines of credit mature in April 2010.
Debt Issuances and Retirements

Upon their maturity in March 2006, the Company repaid $50,000 of 6.71% senior unsecured notes, from available borrowings under its unsecured lines of credit.

In April 2006, the Company closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note bears interest at LIBOR plus 1.0%, matures in April 2008 and is pre-payable without penalty. In August 2006, the Company sold the apartment community subject to the assumption of this indebtedness (see note 4). As a result of this debt assumption, the Company recorded a loss on early extinguishment of indebtedness of $123 ($121 net of minority interest) related to the write-off of unamortized deferred financing costs.

In June 2006, the Company issued $150,000 of senior unsecured notes. The notes bear interest at 6.30% and mature in September 2013. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
In July 2006, in conjunction with an apartment community acquisition (see note 4), the Company assumed a secured, fixed rate mortgage note payable with an outstanding balance of $41,394. The mortgage note bears interest at a coupon rate of approximately 6.1%, requires monthly principal and interest payments and matures in November 2011. Based on the Company’s preliminary purchase accounting allocations related to the acquisition, the fair value of the mortgage note approximated its carrying value.

Unsecured Lines of Credit

At September 30, 2006, the Company utilizes a $450,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in April 2010 for its short-term financing needs. The Revolver currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Revolver contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Revolver also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At September 30, 2006, the Company had issued letters of credit to third parties totaling $2,280 under this facility.

Additionally, at September 30, 2006, the Company has a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Revolver.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment and Condominium Conversion Communities

The Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC is converting its apartment community, containing 121 units, into for-sale condominiums. The Company holds a 35% equity interest in the Property LLCs.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,607 at September 30, 2006. This excess investment related to the two Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of $228 at September 30, 2006 related to the Property LLC holding the condominium conversion community will be recognized as additional cost of sales as the underlying condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
The operating results of the Company include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	September 30,	December 31,
Balance Sheet Data	2006	2005
Real estate assets, net of accumulated depreciation of $10,289 and $8,349, respectively	$94,309	$96,000
Assets held for sale, net (1)	6,431	17,715
Cash and other	5,760	1,770

Total assets	$106,500	$115,485

Mortgage notes payable	$66,998	$66,999
Mortgage notes payable to Company	—	5,967
Other liabilities	1,053	996

Total liabilities	68,051	73,962
Members’ equity	38,449	41,523

Total liabilities and members’ equity	$106,500	$115,485

Company’s equity investment	$19,074	$20,647

(1)	Includes one community, originally containing 121 units, being converted into condominiums.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental	$2,900	$2,720	$8,624	$8,081
Other property revenues	208	231	610	645

Total revenues	3,108	2,951	9,234	8,726

Expenses
Property operating and maintenance	964	877	2,877	2,676
Depreciation and amortization	665	656	1,985	1,963
Interest	688	688	2,064	2,064

Total expenses	2,317	2,221	6,926	6,703

Income from continuing operations	791	730	2,308	2,023

Discontinued operations
Loss from discontinued operations	(75)	(23)	(359)	(119)
Gains on sales of real estate assets, net	997	994	1,897	1,849
Loss on early extinguishment of debt	—	—	—	(273)

Income from discontinued operations	922	971	1,538	1,457

Net income	$1,713	$1,701	$3,846	$3,480

Company’s share of net income	$527	$592	$1,251	$1,294

For the three and nine months ended September 30, 2006 and 2005, gains on sales of real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Condominium revenue	$7,289	$4,769	$16,513	$9,191
Condominium costs and expenses	(6,292)	(3,775)	(14,616)	(7,342)

Gains on condominium sales, net	$997	$994	$1,897	$1,849

At September 30, 2006, mortgage notes payable include a $49,998 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
and on each successive fifth year anniversary of the note thereafter. The note is pre-payable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.

In 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Company. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Company had a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR plus 1.90%. In the second quarter of 2006, the mortgage note payable was retired from the proceeds of condominium sales.

Land Entities

At September 30, 2006, the Company holds a 50% equity interest in a limited liability company whose sole investment consists of a partnership interest in an entity (the “Land Partnership”) which holds land for future development. At September 30, 2006, the Land Partnership had total assets of $24,985, principally land held for future development, total liabilities of $13,171 (including a secured note payable of $12,000 to the Company) and total equity of $11,814 (including the Company’s equity investment of $3,391).

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

In July 2006, the Company acquired a 361-unit apartment community in suburban Washington, D.C. for approximately $85,000, including the assumption of approximately $41,394 mortgage indebtedness (see note 3) and closing costs. Based on the Company’s preliminary purchase accounting allocations, the assets acquired and the mortgage indebtedness assumed were recorded at their estimated fair values. The Company may be required to pay additional purchase consideration of up to approximately $6,563 based on a share of the appreciation in the value of the property, if any, over approximately the next four years.

In October 2006, the Company acquired a 150-unit apartment community in Tampa, Florida for approximately $23,800, including closing costs. At the time of acquisition, the community was undergoing an extensive renovation program and was predominantly vacant. The Company plans to spend up to approximately $2,000 to complete the renovation of the community. Leasing of the renovated apartment units will commence upon the completion of the units.

Disposition Activity

The Company classifies real estate assets as held for sale after the approval of its investment committee and after the Company has commenced an active program to sell the assets. At September 30, 2006, the Company had three apartment communities, containing 826 units, and one condominium conversion community, originally containing 127 units and several land parcels classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $33,944, which represents the lower of their depreciated cost or fair value less costs to sell. At September 30, 2006, the Company also had portions of two communities that are being converted to condominiums, originally containing 349 units, that are classified as for-sale condominiums on the accompanying consolidated balance sheet at $31,481.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
As discussed in note 1, gains on condominium sales at portions of two communities that are being converted into condominiums are reflected in continuing operations. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with new condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Condominium revenues	$6,778	$—	$25,241	$—
Condominium costs and expenses	(5,167)	(99)	(15,219)	(368)

Gains (losses) on sales of condominiums, net	$1,611	$(99)	$10,022	$(368)

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2006, income from discontinued operations included the results of operations of three apartment communities classified as held for sale at September 30, 2006, containing 826 units, one condominium conversion community classified as held for sale at September 30, 2006, and the operations of one apartment community containing 696 units, through its sale date in August 2006. For the three and nine months ended September 30, 2005, income from discontinued operations included the results of operations of the three apartment communities and one condominium conversion community classified as held for sale at September 30, 2006, one apartment community sold in 2006, six apartment communities sold in 2005 through their sale dates and one condominium conversion community through its sell-out date in 2005.
The revenues and expenses of the communities included in discontinued operations for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental	$2,806	$5,086	$10,355	$24,129
Other property revenues	324	652	1,128	2,430

Total revenues	3,130	5,738	11,483	26,559

Expenses
Property operating and maintenance (exclusive of items shown separately below)	1,258	2,569	4,304	11,554
Depreciation	286	1,454	1,639	4,359
Interest	582	1,026	2,394	4,741
Minority interest in consolidated property partnerships	—	—	—	14

Total expenses	2,126	5,049	8,337	20,668

Income from discontinued property operations before minority interest	1,004	689	3,146	5,891
Minority interest	(16)	(27)	(63)	(323)

Income from discontinued property operations	$988	$662	$3,083	$5,568

For the three and nine months ended September 30, 2006, the Company recognized net gains in discontinued operations of $28,120 ($27,555 net of minority interest) from the sale of one community, containing 696 units. The sale generated net proceeds of approximately $116,876, including $40,000 of secured indebtedness assumed by the purchaser.
For the three months ended September 30, 2005, the Company recognized net gains in discontinued operations of $74,715 ($70,717 net of minority interest) from the sale of one community, containing 1,738 units. The sale generated net proceeds of approximately $131,349, including $47,500 of tax-exempt secured indebtedness assumed by the purchaser. For the nine months ended September 30, 2005, the Company recognized net gains in discontinued operations of $124,425 ($117,594 net of minority interest) from the sale of six communities, containing 3,047 units. The sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
In addition, for the three and nine months ended September 30, 2006 and 2005, gains on sales of real estate assets included in discontinued operations included net gains from condominium sales at two condominium conversion communities. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Condominium revenues	$504	$11,911	$7,022	$50,016
Condominium costs and expenses	(558)	(9,537)	(6,685)	(34,130)

Gains (losses) on condominium sales, before minority interest and income taxes	(54)	2,374	337	15,886
Minority interest	2	(88)	(7)	(836)
Provision for income taxes	—	(270)	—	(653)

Gains (losses) on condominium sales, net of minority interest and income taxes	$(52)	$2,016	$330	$14,397

5.	SHAREHOLDERS’ EQUITY

Computation of Earnings Per Common Share

For the three and nine months ended September 30, 2006 and 2005, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$7,431	$1,594	$23,739	$1,847
Less: Preferred stock dividends	(1,909)	(1,909)	(5,728)	(5,728)

Income from continuing operations available to common shareholders	$5,522	$(315)	$18,011	$(3,881)

Common shares (denominator):
Weighted average shares outstanding — basic	43,137	40,372	42,616	40,157
Dilutive shares from stock options and awards	818	—	771	—

Weighted average shares outstanding — diluted	43,955	40,372	43,387	40,157

For the three and nine months ended September 30, 2006, there were no antidilutive securities. For the three and nine months ended September 30, 2005, stock options to purchase 3,933 shares of common stock were excluded from the computation of diluted earnings per common share as these stock options and awards were antidilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2006, the Company had an outstanding interest rate swap agreement with a notional value of approximately $95,510 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Company’s FNMA variable rate debt. This swap was entered into following the termination of the prior swap arrangement discussed below. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value.

In the first quarter of 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through the April 2006 termination of the swap was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. The swap arrangement was terminated through a $2,448 termination payment to the swap counterparty.
At September 30, 2006, the Company had an outstanding interest rate cap agreement with a financial institution with a notional value of $28,495. The interest rate cap agreement is a cash flow hedge that provides a fixed interest ceiling at 5% for the Company’s variable rate, tax-exempt borrowings aggregating $28,495 at September 30, 2006. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At September 30, 2006, the difference between the amortized costs of the interest rate cap arrangement and its fair value of $0 is included in accumulated other comprehensive loss, a shareholders’ equity account. The original cost of approximately $362 of the arrangements is being amortized as additional expense over its five-year term.
A summary of comprehensive income for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$35,801	$73,241	$54,586	$136,362
Change in derivatives, net of minority interest (1)	(1,045)	2,680	172	4,508

Comprehensive income	$34,756	$75,921	$54,758	$140,870

(1)	In the three and nine months ended September 30, 2006, the change in derivatives balance includes an adjustment of $281 ($275 net of minority interest) and $834 ($817 net of minority interest), respectively, for amortized swap costs included in net income.
7.	SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2005. The segment information for the three and nine months ended September 30, 2005 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2006 and 2005 to discontinued operations under SFAS No. 144 (see note 4).
•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under construction and major rehabilitation programs. The Company had no apartment communities in the lease-up stage for the periods presented.

•	Condominium conversion communities – the rental operations of those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities – those communities acquired in the current or prior year.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Fully stabilized communities	$64,350	$60,931	$188,565	$178,661
Development, rehabilitation and lease-up communities	2,202	2,653	7,168	7,806
Condominium conversion communities	428	1,520	2,334	4,427
Acquired communities	3,664	1,005	7,008	1,311
Other property segments	6,181	5,727	18,070	16,275
Other	49	64	200	196

Consolidated revenues	$76,874	$71,900	$223,345	$208,676

Contribution to NOI
Fully stabilized communities	$39,377	$37,392	$116,044	$109,295
Development, rehabilitation and lease-up communities	821	1,543	3,598	4,422
Condominium conversion communities	(72)	990	849	2,868
Acquired communities	2,129	625	3,876	854
Other	(1,220)	(1,733)	(4,066)	(5,791)

Consolidated property net operating income	41,035	38,817	120,301	111,648

Interest income	175	229	413	583
Other revenues	49	64	200	196
Minority interest in consolidated property partnerships	(85)	34	(177)	212
Depreciation	(16,966)	(17,496)	(50,101)	(53,539)
Interest expense	(13,609)	(13,676)	(40,281)	(42,722)
Amortization of deferred financing costs	(882)	(990)	(2,651)	(3,707)
General and administrative	(4,406)	(4,558)	(13,464)	(13,506)
Investment, development and other expenses	(1,332)	(1,333)	(4,500)	(3,737)
Gains (losses) on sales of condominiums, net	1,611	(99)	10,022	(368)
Equity in income of unconsolidated real estate entities	527	592	1,251	1,294
Other income	1,401	—	3,095	5,267
Minority interest of common unitholders	(87)	10	(369)	226

Income from continuing operations	7,431	1,594	23,739	1,847
Income from discontinued operations	28,370	71,647	30,847	134,515

Net income	$35,801	$73,241	$54,586	$136,362

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
8.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate severance charges for the nine months ended September 30, 2006 and 2005:

	Nine months ended
	September 30,
	2006	2005
Accrued severance charges, beginning of period	$14,325	$15,317
Payments for period	(2,372)	(2,095)
Interest accretion	636	679

Accrued severance charges, end of period	$12,589	$13,901

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $7,061 and $1,553 for the nine months ended September 30, 2006 and 2005, respectively), aggregated $40,315 and $45,288 for the nine months ended September 30, 2006 and 2005, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2006 and 2005 were as follows:

During the nine months ended September 30, 2006, the Company sold an apartment community subject to $40,000 of mortgage debt assumed by the purchaser. During the nine months ended September 30, 2005, the Company sold three apartment communities subject to $81,560 of mortgage indebtedness assumed by the purchasers. This mortgage debt assumed by the purchasers was excluded from the cash flow statements as a non-cash transactions (see note 4).

In July 2006 the Company acquired an apartment community for cash and the assumption of mortgage indebtedness totaling $41,394. The mortgage debt assumed by the Company was excluded from the statement of cash flows as a non-cash transaction (see note 4).

During the nine months ended September 30, 2006, the Company amortized approximately $834 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the nine months ended September 30, 2006, the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $660 ($647 net of minority interest). During the nine months ended September 30, 2005, the Company’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $4,763 ($4,508 net of minority interest).

During the nine months ended September 30, 2006 and 2005, holders of 697 and 635 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the impact of the common stock issued under the Company’s employee stock purchase and stock option plans and other capital transactions resulted in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $13,065 and $12,200 for the nine months ended September 30, 2006 and 2005, respectively.

The Operating Partnership committed to distribute $21,774 and $19,190 for the quarters ended September 30, 2006 and 2005, respectively. As a result, the Company declared dividends of $21,456 and $18,396 for the quarters ended September 30, 2006 and 2005, respectively. The remaining distributions from the Operating Partnership in the amount of $318 and $794 for the quarters ended September 30, 2006 and 2005, respectively, were distributed to minority interest unitholders in the Operating Partnership.

10.	STOCK-BASED COMPENSATION PLANS

Stock Compensation Plans

Effective January 1, 2006, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). For stock-based compensation granted from January 1, 2003 to December 31, 2005, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Company’s accounting for stock-based compensation. In prior years, the Company used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123R, such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense in the nine months ended September 30, 2006.
The Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K, as amended, include the footnote disclosures under SFAS No. 123. The disclosures below summarize the new disclosures under SFAS 123R.
Incentive Stock Plans
Under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”), an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each stock option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the Company’s compensation committee. Compensation costs are recognized ratably over the vesting period. At September 30, 2006, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,525.
Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

Nine months ended
September 30, 2006
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
In the nine months ended September 30, 2006, the Company granted stock options to purchase 291 shares of Company common stock to Company officers and directors, of which 50 were granted to the Company’s non-executive chairman of the board. For the three and nine months ended September 30, 2006, the Company recorded compensation expense related to stock options of $300 ($295 net of minority interest) and $807 ($791 net of minority interest), respectively. In the nine months ended September 30, 2006, such expense was net of the cumulative impact of the adoption of SFAS 123R of $60, as discussed above. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
A summary of stock option activity under all plans for the nine months ended September 30, 2006, is presented below.

	Nine months ended
	September 30, 2006
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	3,534	$34
Granted	291	40
Exercised	(1,299)	36
Forfeited	(1)	37

Options outstanding, end of period	2,525	33

Options exercisable, end of period	1,595	33

Weighted-average fair value of options granted during the period	$4.80

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
At September 30, 2006, there was $1,926 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $11,510. The aggregate intrinsic values of stock options outstanding and exercisable at September 30, 2006 were $36,644 and $22,482, respectively.
At September 30, 2006, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,553 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.60 and a weighted average remaining contractual life of 6.1 years. Of these outstanding options, 934 were exercisable at September 30, 2006 at a weighted average exercise price of $30.41. In addition, there were 972 options outstanding with exercise prices ranging from $36.47 to $44.13. These options have a weighted average exercise price of $38.46 and a weighted average remaining contractual life of 5.3 years. Of these outstanding options, 661 were exercisable at September 30, 2006 at a weighted average exercise price of $37.68.
In the nine months ended September 30, 2006, the Company granted 39 shares of restricted stock to Company officers, employees and directors, of which 5 shares were granted to the Company’s non-executive chairman of the board. The restricted shares granted in 2006 vest ratably over three to five year periods. The weighted average grant date fair value for the restricted             shares was $40.27 per share. The total value of the restricted share grants in the nine months ended September 30, 2006 was $1,581. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $455 ($447 net of minority interest) and $1,181 ($1,157 net of minority interest) in the three and nine months ended September 30, 2006, respectively. In the nine months ended September 30, 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $112, as discussed above.
A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested shares, beginning or period	140	$28
Granted	39	40
Vested	(23)	27
Forfeited	—	—

Unvested shares, end of period	156	$31

At September 30, 2006, there was $3,675 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $40 and $141 for the three and nine months ended September 30, 2006, respectively.

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

The Company utilizes taxable REIT subsidiaries (“TRSs”) to perform such nonqualifying activities as property management, ground-up condominium development and conversions and to provide noncustomary services for the Company’s apartment residents. Income at the TRS level is subject to federal and state income taxes. For the nine months ended September 30, 2006, the Company’s TRSs had an estimated taxable loss. At December 31, 2005, the Company’s TRSs had an estimated consolidated federal income tax net operating loss of approximately $700. This carryforward and other net deferred tax assets were fully offset by a valuation allowance. As a result, the Company recorded no income tax expense (benefit) related to its TRSs for the three and nine months ended September 30, 2006. The tax benefits associated with such income tax net operating loss carryforwards may be recognized in future periods should the TRSs generate sufficient taxable income to utilize these loss carryforwards or should the Company determine that it is more likely than not that the related deferred tax assets are realizable.

In the three and nine months ended September 30, 2005, the Company estimated that its TRSs would be subject to federal alternative minimum taxes and applicable state income taxes and recorded tax provisions of approximately $270 and $653, respectively.

A summary of the components of the TRSs’ deferred tax assets and liabilities at December 31, 2005 are included in the footnotes to the Company’s audited financial statements included in the Company’s Form 10-K, as amended. Other than the additional estimated taxable losses for the nine months ended September 30, 2006, there were no material changes to the components of deferred tax assets and liabilities at September 30, 2006.

12.	LEGAL PROCEEDINGS

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company vigorously contested. In February 2006, the United States District Court granted the Company’s motion for attorneys’ fees in an amount yet to be determined by the Court. In September 2006, a hearing was held in the Superior Court of Fulton County on plaintiff’s motion for entry of judgment on his claim seeking production of certain Company records, after which the Court granted plaintiff’s motion. The Company has appealed the Superior Court’s order.

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), appealed from the Superior Court’s orders approving the settlement, overruling the

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case. In April 2006, the Georgia Supreme Court denied review, and the alleged Company shareholder indicated that he would seek review by the United States Supreme Court. The alleged shareholder has not sought such review, however, and the deadline has passed.

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

13.	OTHER INCOME

In the three months ended September 30, 2006, other income includes a gain on the sale of marketable securities of $573, an additional gain on sale of its prior investment in Rent.com of $325 resulting from the receipt of previously escrowed proceeds under the prior year sale (see below) and a $503 gain on the sale of a land parcel. In the first quarter of 2006, one of the Company’s derivative financial instruments, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, the net increase in the market value of this derivative prior to its termination in April 2006 totaling $1,655 was recognized in other income.

In 2005, the Company sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
 (In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Real estate assets
Land	$275,928	$266,914
Building and improvements	1,791,088	1,789,479
Furniture, fixtures and equipment	201,765	207,497
Construction in progress	114,204	47,005
Land held for future development	79,724	62,511

	2,462,709	2,373,406
Less: accumulated depreciation	(530,090)	(516,954)
For-sale condominiums	31,481	38,338
Assets held for sale, net of accumulated depreciation of $19,004 and $0 at September 30, 2006 and December 31, 2005, respectively	33,944	4,591

Total real estate assets	1,998,044	1,899,381
Investments in and advances to unconsolidated real estate entities	34,465	26,614
Cash and cash equivalents	5,386	6,410
Restricted cash	5,314	4,599
Deferred charges, net	13,311	11,624
Other assets	33,594	32,826

Total assets	$2,090,114	$1,981,454

Liabilities and partners’ equity
Indebtedness, including $18,600 and $0 of debt secured by assets held for sale at September 30, 2006 and December 31, 2005, respectively	$1,024,440	$980,615
Accounts payable and accrued expenses	67,819	53,429
Distribution payable	21,774	19,257
Accrued interest payable	14,849	5,478
Security deposits and prepaid rents	11,060	9,857

Total liabilities	1,139,942	1,068,636

Minority interests in consolidated real estate entities	2,421	5,045

Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	10,120	9,722
Limited partner	846,808	807,403
Accumulated other comprehensive income (loss)	(4,177)	(4,352)

Total partners’ equity	947,751	907,773

Total liabilities and partners’ equity	$2,090,114	$1,981,454

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per unit data)
 (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental	$72,216	$67,538	$210,211	$196,805
Other property revenues	4,609	4,298	12,934	11,675
Other	49	64	200	196

Total revenues	76,874	71,900	223,345	208,676

Expenses
Property operating and maintenance (exclusive of items shown separately below)	35,790	33,019	102,844	96,832
Depreciation	16,966	17,496	50,101	53,539
General and administrative	4,406	4,558	13,464	13,506
Investment, development and other	1,332	1,333	4,500	3,737

Total expenses	58,494	56,406	170,909	167,614

Operating income	18,380	15,494	52,436	41,062

Interest income	175	229	413	583
Interest expense	(13,609)	(13,676)	(40,281)	(42,722)
Amortization of deferred financing costs	(882)	(990)	(2,651)	(3,707)
Gains (losses) on sales of condominiums, net	1,611	(99)	10,022	(368)
Equity in income of unconsolidated real estate entities	527	592	1,251	1,294
Other income	1,401	—	3,095	5,267
Minority interest in consolidated property partnerships	(85)	34	(177)	212

Income from continuing operations	7,518	1,584	24,108	1,621

Discontinued operations
Income from discontinued property operations	1,004	689	3,146	5,891
Gains (losses) on sales of real estate assets, net of provision for income taxes	28,066	76,818	28,457	139,658
Loss on early extinguishment of indebtedness	(123)	(1,846)	(123)	(3,220)

Income from discontinued operations	28,947	75,661	31,480	142,329

Net income	36,465	77,245	55,588	143,950
Distributions to preferred unitholders	(1,909)	(1,909)	(5,728)	(5,728)

Net income available to common unitholders	$34,556	$75,336	$49,860	$138,222

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions)	$0.13	$(0.01)	$0.42	$(0.10)
Income from discontinued operations	0.66	1.78	0.72	3.35

Net income available to common unitholders	$0.79	$1.77	$1.15	$3.25

Weighted average common units outstanding — basic	43,845	42,536	43,492	42,492

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions)	$0.13	$(0.01)	$0.42	$(0.10)
Income from discontinued operations	0.65	1.78	0.71	3.35

Net income available to common unitholders	$0.77	$1.77	$1.13	$3.25

Weighted average common units outstanding — diluted	44,663	42,536	44,263	42,492

Distributions declared	$0.45	$0.45	$1.35	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
 (In thousands)
 (Unaudited)

				Accumulated
		Common Units		Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2005	$95,000	$9,722	$807,403	$(4,352)	$907,773
Comprehensive income
Net income	5,728	499	49,361	—	55,588
Net change in derivatives	—	—	—	175	175

Total comprehensive income					55,763
Contributions from the Company related to employee stock purchase and stock option plans	—	471	46,673	—	47,144
Distributions to preferred unitholders	(5,728)	—	—	—	(5,728)
Distributions to common unitholders	—	(593)	(58,737)	—	(59,330)
Equity-based compensation	—	21	2,108	—	2,129

Partners’ Equity, September 30, 2006	$95,000	$10,120	$846,808	$(4,177)	$947,751

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands, except per unit data )
 (Unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$55,588	$143,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,740	57,896
Amortization of deferred financing costs	2,651	3,707
Minority interest in consolidated entities	177	(212)
Gains on sales of real estate assets	(38,983)	(139,658)
Other income	(1,719)	(5,267)
Equity in income of unconsolidated entities	(1,251)	(1,294)
Distributions of earnings of unconsolidated entities	1,775	1,604
Deferred compensation	465	—
Equity-based compensation	2,129	1,693
Loss on early extinguishment of debt	123	3,220
Changes in assets, (increase) decrease in:
Other assets	(2,532)	2,906
Deferred charges	(114)	(253)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	9,370	4,103
Accounts payable and accrued expenses	2,538	11,221
Security deposits and prepaid rents	488	32

Net cash provided by operating activities	82,445	83,648

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(185,053)	(101,228)
Net proceeds from sales of real estate assets	111,471	193,306
Proceeds from sale of other investments	898	5,267
Capitalized interest	(7,061)	(1,553)
Annually recurring capital expenditures	(9,143)	(7,172)
Periodically recurring capital expenditures	(4,446)	(2,636)
Community rehabilitation and other revenue generating capital expenditures	(6,490)	—
Corporate additions and improvements	(2,923)	(1,155)
Distributions from (investments in and advances to) unconsolidated entities	(3,384)	(10,154)
Note receivable collections	1,234	—

Net cash (used in) provided by investing activities	(104,897)	74,675

Cash Flows From Financing Activities
Payments on indebtedness	(55,142)	(216,779)
Proceeds from indebtedness	190,000	100,000
Lines of credit proceeds (repayments), net	(92,426)	26,846
Payments of financing costs	(3,960)	(1,176)
Redemption of common units	—	(24,466)
Contributions from the Company related to employee stock purchase and stock option plans	46,679	23,301
Capital contributions (distributions) of minority interests	(1,183)	283
Distributions to common unitholders	(58,721)	(57,392)
Distributions to preferred unitholders	(3,819)	(5,728)

Net cash provided by (used in) financing activities	21,428	(155,111)

Net (decrease) increase in cash and cash equivalents	(1,024)	3,212
Cash and cash equivalents, beginning of period	6,410	123

Cash and cash equivalents, end of period	$5,386	$3,335

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

At September 30, 2006, the Company owned 98.4% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100.0% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 98.4% and 94.9% for the three months ended and 98.0% and 94.5% for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, Common Units held by persons other than the Company represented a 1.6% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

As of October 31, 2006, the Operating Partnership owned 22,389 apartment units in 63 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities, 1,031 apartment units currently under construction in four communities (including the expansion of one community) and 150 apartment homes in lease-up. The Operating Partnership is also developing 230 for-sale condominium units in two communities and is converting 597 apartment units in four communities (including one in an unconsolidated entity, containing 121 units) into for-sale condominium units through a taxable REIT subsidiary. At September 30, 2006, approximately 46.6%, 18.5%, 10.9% and 9.5% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Dallas, greater Washington, D.C. and Tampa metropolitan areas, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Beginning in the fourth quarter of 2005, the Operating Partnership reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassified expenses primarily included certain investment and development group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities. Certain other 2005 amounts have been reclassified to conform to the current year’s financial statement presentation.

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
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Deposit Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership recognizes revenues and the associated gains under the Deposit Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, gains on sales of condominium units sold at partial condominium communities are included in continuing operations.
For newly developed condominiums, the Operating Partnership accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract.
At September 30, 2006, the Operating Partnership had two new condominium projects under development, one with approximately 63% of the condominium units under contract. As the initial and continuing cash investments received under a majority of the sales contracts do not meet the requirements of SFAS No. 66, as well as other factors (such as the uncertainties regarding the estimation of the aggregate sales proceeds and contract rescission rates), the Operating Partnership has concluded that units under contract as of September 30, 2006 will be accounted for under the Deposit Method, similar to the accounting for condominium conversion projects discussed above.
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
Stock-based Compensation
Effective January 1, 2006, the Operating Partnership accounts for stock-based compensation under the fair value method prescribed by SFAS 123R, “Share-Based Payment.” SFAS No. 123R was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and required companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The Operating Partnership adopted the provisions of SFAS No. 123R using the modified prospective method of adoption. Since the

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Operating Partnership elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Operating Partnership’s financial position or results of operations.

In periods from January 1, 2003 through December 31, 2005, the Operating Partnership accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. In adopting SFAS No. 123, the Operating Partnership used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” for all options issued after January 1, 2003.

New Accounting Pronouncements

The Emerging Issues Task Force issued EITF No. 04-5 (“EITF No. 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-5 became effective on September 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Operating Partnership adopted EITF No. 04-5 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Operating Partnership’s financial position or results of operations.

Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Operating Partnership’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. FIN 48 is effective January 1, 2007 for all calendar year companies. The Operating Partnership is currently evaluating the impact that FIN 48 will have on the Operating Partnership’s financial position and results of operations.

Staff Accounting Bulletin No. 108 (“SAB 108”) was issued by the Securities and Exchange Commission in September 2006. SAB 108 provides additional guidance on the quantification and consideration of the financial statement materiality of cumulative unadjusted misstatements in both current and future financial statements. SAB 108 also provides guidance on the proper accounting and reporting for the correction of immaterial unadjusted misstatements determined to be material in subsequent accounting periods. SAB 108 generally requires prior period financial statements to be revised; however, for immaterial prior year revisions previously filed Exchange Act reports would not be required to be amended. SAB 108 is effective for the Operating Partnership for its fiscal year ending December 31, 2006. The Operating Partnership is currently assessing the impact of SAB 108 on its consolidated financial statements and plans to adopt SAB 108 in the fourth quarter of 2006. As previously disclosed in the Operating Partnership’s consolidated financial statements for the years ended December 31, 2006 and 2005, the Operating Partnership began accounting for certain ground leases with scheduled rent increases on a straight-line basis effective January 1, 2005. The cumulative unadjusted misstatement related to the Operating Partnership’s accounting for ground lease expense as incurred in years prior to 2005 was determined to be immaterial to the Operating Partnership’s financial statements. The Operating Partnership plans to record a cumulative adjusting entry in its December 31, 2006 consolidated financial statements to correct this cumulative misstatement resulting in an increase in consolidated real estate assets of approximately $3,800, an increase in consolidated liabilities of approximately $8,800 and a decrease in consolidated equity of approximately $5,000.

The Emerging Issues Task Force reached a consensus on EITF No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate,” for Sales of Condominiums,” in September 2006. EITF No. 06-8 provides additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method. This consensus must be ratified by the FASB after a comment period. As discussed under the Operating Partnership’s revenue recognition accounting policy, the Operating Partnership accounts for condominium sales on the deposit method using similar criteria to those stated in EITF No. 06-8 in addition to the other criteria of SFAS No. 66. If ratified, EITF No. 06-8 is effective January 1, 2008 for calendar year companies.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides one definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 does not require any additional financial statement items to be measured at fair value. Instead, the FASB clarified fair value measurements for existing financial statement items in an effort to eliminate inconsistencies among companies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the inputs used to determine fair value are also required under the new guidance. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Operating Partnership is currently assessing the impact that SFAS No. 157 will have on its financial position and results of operations.

2.	INDEBTEDNESS

At September 30, 2006 and December 31, 2005, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	September 30,	December 31,
Description	Terms	Interest Rate		Date	2006	2005
Senior Unsecured Notes	Int.	5.125% - 7.70%		2006-2012	$585,000	$485,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575	% (1)	2010	—	90,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	8,953	11,379

					8,953	101,379

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15	% (2)	2029	95,600	97,100
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	306,392	268,641

					401,992	365,741

Tax-Exempt Floating Rate
Secured Bonds	Int.	3.74	% (3)	2025	28,495	28,495

Total					$1,024,440	$980,615

(1)	Represents stated rate.

(2)	Stated interest rate based on FNMA “AAA” taxable remarketed rate plus credit enhancements and other fees. The effective interest rate is fixed at 6.145%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at September 30, 2006 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.
Debt Maturities
The aggregate maturities of the Operating Partnership’s indebtedness as of September 30, 2006 are as follows:

Remainder of 2006	$26,373
2007	158,828
2008	5,230
2009	76,618
2010	197,981	(1)
Thereafter	559,410

	$1,024,440

(1)	Includes outstanding balances on lines of credit totaling $8,953. The Operating Partnership’s lines of credit mature in April 2010.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Debt Issuances and Retirements

Upon their maturity in March 2006, the Operating Partnership repaid $50,000 of 6.71% senior unsecured notes, from available borrowings under its unsecured lines of credit.

In April 2006, the Operating Partnership closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note bears interest at LIBOR plus 1.0%, matures in April 2008 and is pre-payable without penalty. In August 2006, the Operating Partnership sold the apartment community subject to the assumption of this indebtedness (see note 4). As a result of this debt assumption, the Operating Partnership recorded a loss on early extinguishment of indebtedness of $123 related to the write-off of unamortized deferred financing costs.

In June 2006, the Operating Partnership issued $150,000 of senior unsecured notes. The notes bear interest at 6.30% and mature in September 2013. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Operating Partnership’s unsecured lines of credit.

In July 2006, in conjunction with an apartment community acquisition (see note 4), the Operating Partnership assumed a secured, fixed rate mortgage note payable with an outstanding balance of $41,394. The mortgage note bears interest at a coupon rate of approximately 6.1%, requires monthly principal and interest payments and matures in November 2011. Based on the Operating Partnership’s preliminary purchase accounting allocations related to the acquisition, the fair value of the mortgage note approximated its carrying value.

Unsecured Lines of Credit

At September 30, 2006, the Operating Partnership utilizes a $450,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in April 2010 for its short-term financing needs. The Revolver currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Revolver are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Revolver also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Revolver contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Revolver also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At September 30, 2006, the Operating Partnership had issued letters of credit to third parties totaling $2,280 under this facility.

Additionally, at September 30, 2006, the Operating Partnership has a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Revolver.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment and Condominium Conversion Communities

The Operating Partnership holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC is converting its apartment community, containing 121 units, into for-sale condominiums. The Operating Partnership holds a 35% equity interest in the Property LLCs.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,607 at September 30, 2006. This excess investment related to the two Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of $228 at September 30, 2006 related to the Property LLC holding the condominium conversion community will be recognized as additional cost of sales as the underlying condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
The operating results of the Operating Partnership include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	September 30,	December 31,
Balance Sheet Data	2006	2005
Real estate assets, net of accumulated depreciation of $10,289 and $8,349, respectively	$94,309	$96,000
Assets held for sale, net (1)	6,431	17,715
Cash and other	5,760	1,770

Total assets	$106,500	$115,485

Mortgage notes payable	$66,998	$66,999
Mortgage notes payable to Operating Partnership	—	5,967
Other liabilities	1,053	996
Total liabilities	68,051	73,962
Members’ equity	38,449	41,523

Total liabilities and members’ equity	$106,500	$115,485

Operating Partnership’s equity investment	$19,074	$20,647

(1)	Includes one community, originally containing 121 units, being converted into condominiums.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental	$2,900	$2,720	$8,624	$8,081
Other property revenues	208	231	610	645

Total revenues	3,108	2,951	9,234	8,726

Expenses
Property operating and maintenance	964	877	2,877	2,676
Depreciation and amortization	665	656	1,985	1,963
Interest	688	688	2,064	2,064

Total expenses	2,317	2,221	6,926	6,703

Income from continuing operations	791	730	2,308	2,023

Discontinued operations
Loss from discontinued operations	(75)	(23)	(359)	(119)
Gains on sales of real estate assets, net	997	994	1,897	1,849
Loss on early extinguishment of debt	—	—	—	(273)

Income from discontinued operations	922	971	1,538	1,457

Net income	$1,713	$1,701	$3,846	$3,480

Operating Partnership’s share of net income	$527	$592	$1,251	$1,294

For the three and nine months ended September 30, 2006 and 2005, gains on sales of real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Condominium revenue	$7,289	$4,769	$16,513	$9,191
Condominium costs and expenses	(6,292)	(3,775)	(14,616)	(7,342)

Gains on condominium sales, net	$997	$994	$1,897	$1,849

At September 30, 2006, mortgage notes payable include a $49,998 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
and on each successive fifth year anniversary of the note thereafter. The note is pre-payable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.

In 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Operating Partnership. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Operating Partnership had a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR plus 1.90%. In the second quarter of 2006, the mortgage note payable was retired from the proceeds of condominium sales.

Land Entities

At September 30, 2006, the Operating Partnership holds a 50% equity interest in a limited liability company whose sole investment consists of a partnership interest in an entity (the “Land Partnership”) which holds land for future development. At September 30, 2006, the Land Partnership had total assets of $24,985, principally land held for future development, total liabilities of $13,171 (including a secured note payable of $12,000 to the Operating Partnership) and total equity of $11,814 (including the Operating Partnership’s equity investment of $3,391).

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

In July 2006, the Operating Partnership acquired a 361-unit apartment community in suburban Washington, D.C. for approximately $85,000, including the assumption of approximately $41,394 mortgage indebtedness (see note 3) and closing costs. Based on the Operating Partnership’s preliminary purchase accounting allocations, the assets acquired and the mortgage indebtedness assumed were recorded at their estimated fair values. The Operating Partnership may be required to pay additional purchase consideration of up to approximately $6,563 based on a share of the appreciation in the value of the property, if any, over approximately the next four years.

In October 2006, the Operating Partnership acquired a 150-unit apartment community in Tampa, Florida for approximately $23,800, including closing costs. At the time of acquisition, the community was undergoing an extensive renovation program and was predominantly vacant. The Operating Partnership plans to spend up to approximately $2,000 to complete the renovation of the community. Leasing of the renovated apartment units will commence upon the completion of the units.

Disposition Activity

The Operating Partnership classifies real estate assets as held for sale after the approval of its investment committee and after the Operating Partnership has commenced an active program to sell the assets. At September 30, 2006, the Operating Partnership had three apartment communities, containing 826 units, and one condominium conversion community, originally containing 127 units and several land parcels classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $33,944, which represents the lower of their depreciated cost or fair value less costs to sell. At September 30, 2006, the Operating Partnership also had portions of two communities that are being converted to condominiums, originally containing 349 units, that are classified as for-sale condominiums on the accompanying consolidated balance sheet at $31,481.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
As discussed in note 1, gains on condominium sales at portions of two communities that are being converted into condominiums are reflected in continuing operations. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed certain sales and marketing costs associated with new condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Condominium revenues	$6,778	$—	$25,241	$—
Condominium costs and expenses	(5,167)	(99)	(15,219)	(368)

Gains (losses) on sales of condominiums, net	$1,611	$(99)	$10,022	$(368)

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2006, income from discontinued operations included the results of operations of three apartment communities classified as held for sale at September 30, 2006, containing 826 units, one condominium conversion community classified as held for sale at September 30, 2006, and the operations of one apartment community containing 696 units, through its sale date in August 2006. For the three and nine months ended September 30, 2005, income from discontinued operations included the results of operations of the three communities and one condominium conversion community classified as held for sale at September 30, 2006, one apartment community sold in 2006, six apartment communities sold in 2005 through their sale dates and one condominium conversion community through its sell-out date in 2005.
The revenues and expenses of the communities included in discontinued operations for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental	$2,806	$5,086	$10,355	$24,129
Other property revenues	324	652	1,128	2,430

Total revenues	3,130	5,738	11,483	26,559

Expenses
Property operating and maintenance (exclusive of items shown separately below)	1,258	2,569	4,304	11,554
Depreciation	286	1,454	1,639	4,359
Interest	582	1,026	2,394	4,741
Minority interest in consolidated property partnerships	—	—	—	14

Total expenses	2,126	5,049	8,337	20,668

Income from discontinued property operations	$1,004	$689	$3,146	$5,891

For the three and nine months ended September 30, 2006, the Operating Partnership recognized net gains in discontinued operations of $28,120 from the sale of one community, containing 696 units. The sale generated net proceeds of approximately $116,876, including $40,000 of secured indebtedness assumed by the purchaser.
For the three months ended September 30, 2005, the Operating Partnership recognized net gains in discontinued operations of $74,715 from the sale of one community, containing 1,738 units. The sale generated net proceeds of approximately $131,349, including $47,500 of tax-exempt secured indebtedness assumed by the purchaser. For the nine months ended September 30, 2005, the Operating Partnership recognized net gains in discontinued operations of $124,425 from the sale of six communities, containing 3,047 units. The sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
In addition, for the three and nine months ended September 30, 2006 and 2005, gains on sales of real estate assets included in discontinued operations included net gains from condominium sales at two condominium conversion communities. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Condominium revenues	$504	$11,911	$7,022	$50,016
Condominium costs and expenses	(558)	(9,537)	(6,685)	(34,130)

Gains (losses) on condominium sales, before income taxes	(54)	2,374	337	15,886
Provision for income taxes	—	(270)	—	(653)

Gains (losses) on condominium sales, net of income taxes	$(54)	$2,104	$337	$15,233

5.	PARTNERS’ EQUITY

Computations of Earnings Per Common Unit

For the nine months ended September 30, 2006 and 2005, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$7,518	$1,584	$24,108	$1,621
Less: Preferred unit distributions	(1,909)	(1,909)	(5,728)	(5,728)

Income from continuing operations available to common unitholders	$5,609	$(325)	$18,380	$(4,107)

Common units (denominator):
Weighted average units outstanding — basic	43,845	42,536	43,492	42,492
Dilutive units from stock options and awards	818	—	771	—

Weighted average units outstanding — diluted	44,663	42,536	44,263	42,492

For the three and nine months ended September 30, 2006, there were no antidilutive securities. For the three and nine months ended September 30, 2005, stock options to purchase 3,933 shares of common stock were excluded from the computation of diluted earnings per common unit as these stock options and awards were antidilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2006, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $95,510 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Operating Partnership’s FNMA variable rate debt. This swap was entered into following the termination of the prior swap arrangement discussed below. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value.

In the first quarter of 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through the April 2006 termination of the swap was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Operating Partnership is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. The swap arrangement was terminated through a $2,448 termination payment to the swap counterparty.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
At September 30, 2006, the Operating Partnership had an outstanding interest rate cap agreement with a financial institution with a notional value of $28,495. The interest rate cap agreement is a cash flow hedge that provides a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings aggregating $28,495 at September 30, 2006. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At September 30, 2006, the difference between the amortized costs of the interest rate cap arrangement and its fair value of $0 is included in accumulated other comprehensive loss, a shareholders’ equity account. The original cost of approximately $362 of the arrangements is being amortized as additional expense over its five-year term.

A summary of comprehensive income for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$36,465	$77,245	$55,588	$143,950
Change in derivatives (1)	(1,069)	2,823	175	4,763

Comprehensive income	$35,396	$80,068	$55,763	$148,713

(1)	In the three and nine months ended September 30, 2006, the change in derivatives balance includes an adjustment of $281 and $834, respectively, for amortized swap costs included in net income.
7.	SEGMENT INFORMATION

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2005. The segment information for the three and nine months ended September 30, 2005 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2006 and 2005 to discontinued operations under SFAS No. 144 (see note 4).
•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under construction and major rehabilitation programs. The Operating Partnership had no apartment communities in the lease-up stage for the periods presented.

•	Condominium conversion communities – the rental operations of those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities – those communities acquired in the current or prior year.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Fully stabilized communities	$64,350	$60,931	$188,565	$178,661
Development, rehabilitation and lease-up communities	2,202	2,653	7,168	7,806
Condominium conversion communities	428	1,520	2,334	4,427
Acquired communities	3,664	1,005	7,008	1,311
Other property segments	6,181	5,727	18,070	16,275
Other	49	64	200	196

Consolidated revenues	$76,874	$71,900	$223,345	$208,676

Contribution to NOI
Fully stabilized communities	$39,377	$37,392	$116,044	$109,295
Development, rehabilitation and lease-up communities	821	1,543	3,598	4,422
Condominium conversion communities	(72)	990	849	2,868
Acquired communities	2,129	625	3,876	854
Other	(1,220)	(1,733)	(4,066)	(5,791)

Consolidated property net operating income	41,035	38,817	120,301	111,648

Interest income	175	229	413	583
Other revenues	49	64	200	196
Minority interest in consolidated property partnerships	(85)	34	(177)	212
Depreciation	(16,966)	(17,496)	(50,101)	(53,539)
Interest expense	(13,609)	(13,676)	(40,281)	(42,722)
Amortization of deferred financing costs	(882)	(990)	(2,651)	(3,707)
General and administrative	(4,406)	(4,558)	(13,464)	(13,506)
Investment, development and other expenses	(1,332)	(1,333)	(4,500)	(3,737)
Gains (losses) on sales of condominiums, net	1,611	(99)	10,022	(368)
Equity in income of unconsolidated real estate entities	527	592	1,251	1,294
Other income	1,401	—	3,095	5,267

Income from continuing operations	7,518	1,584	24,108	1,621
Income from discontinued operations	28,947	75,661	31,480	142,329

Net income	$36,465	$77,245	$55,588	$143,950

8.	SEVERANCE COSTS

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate severance charges for the nine months ended September 30, 2006 and 2005:

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

	Nine months ended
	September 30,
	2006	2005
Accrued severance charges, beginning of period	$14,325	$15,317
Payments for period	(2,372)	(2,095)
Interest accretion	636	679

Accrued severance charges, end of period	$12,589	$13,901

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $7,061 and $1,553 for the nine months ended September 30, 2006 and 2005, respectively), aggregated $40,315 and $45,288 for the nine months ended September 30, 2006 and 2005, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2006 and 2005 were as follows:

During the nine months ended September 30, 2006, the Operating Partnership sold an apartment community subject to $40,000 of mortgage debt assumed by the purchaser. During the nine months ended September 30, 2005, the Operating Partnership sold three apartment communities subject to $81,560 of mortgage indebtedness assumed by the purchasers. This mortgage debt assumed by the purchasers was excluded from the cash flow statements as a non-cash transactions (see note 4).

In July 2006 the Operating Partnership acquired an apartment community for cash and the assumption of mortgage indebtedness totaling $41,394. The mortgage debt assumed by the Operating Partnership was excluded from the statement of cash flows as a non-cash transaction (see note 4).

During the nine months ended September 30, 2006, the Operating Partnership amortized approximately $834 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the nine months ended September 30, 2006, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partners’ equity of $660. During the nine months ended September 30, 2005, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $4,763.

The Operating Partnership committed to distribute $21,774 and $19,190 for the quarters ended September 30, 2006 and 2005, respectively. These distributions were not reflected in the statement of cash flows as of September 30, 2006 and 2005.

10.	EQUITY-BASED COMPENSATION PLANS

Equity Compensation Plans

As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership. Effective January 1, 2006, the Operating Partnership accounts for equity-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). For equity-based compensation granted from January 1, 2003 to December 31, 2005, the Operating Partnership accounted for equity-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Operating Partnership’s accounting for equity-based compensation. In prior years, the Operating Partnership used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123R, such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense in the nine months ended September 30, 2006.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Incentive Stock Plans

Under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”), an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each stock option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the Company’s compensation committee. Compensation costs are recognized ratably over the vesting period. At September 30, 2006, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,525.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

Nine months ended
September 30, 2006
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
In the nine months ended September 30, 2006, the Company granted stock options to purchase 291 shares of Company common stock to Company officers and directors, of which 50 were granted to the Company’s non-executive chairman of the board. For the three and nine months ended September 30, 2006, the Company recorded compensation expense related to stock options of $300 and $807, respectively. In the nine months ended September 30, 2006, such expense was net of the cumulative impact of the adoption of SFAS 123R of $60, as discussed above. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
A summary of stock option activity under all plans for the nine months ended September 30, 2006, is presented below.

	Nine months ended
	September 30, 2006
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	3,534	$34
Granted	291	40
Exercised	(1,299)	36
Forfeited	(1)	37

Options outstanding, end of period	2,525	33

Options exercisable, end of period	1,595	33

Weighted-average fair value of options granted during the period	$4.80

At September 30, 2006, there was $1,926 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $11,510. The aggregate intrinsic values of stock options outstanding and exercisable at September 30, 2006 were $36,644 and $22,482, respectively.
At September 30, 2006, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,553 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.60 and a weighted average remaining contractual life of 6.1 years. Of these outstanding options, 934 were exercisable at September 30, 2006 at a weighted average exercise price of $30.41. In addition, there were 972 options outstanding with exercise prices ranging from $36.47 to $44.13. These options have a weighted average exercise price of $38.46

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
and a weighted average remaining contractual life of 5.3 years. Of these outstanding options, 661 were exercisable at September 30, 2006 at a weighted average exercise price of $37.68.
In the nine months ended September 30, 2006, the Company granted 39 shares of restricted stock to Company officers, employees and directors, of which 5 shares were granted to the Company’s non-executive chairman of the board. The restricted shares granted in 2006 vest ratably over three to five year periods. The weighted average grant date fair value for the restricted             shares was $40.27 per share. The total value of the restricted share grants in the nine months ended September 30, 2006 was $1,581. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $455 and $1,181 in the three and nine months ended September 30, 2006, respectively. In the nine months ended September 30, 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $112, as discussed above.
A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested shares, beginning or period	140	$28
Granted	39	40
Vested	(23)	27
Forfeited	—	—

Unvested shares, end of period	156	$31

At September 30, 2006, there was $3,675 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $40 and $141 for the three and nine months ended September 30, 2006, respectively.

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

The Operating Partnership utilizes taxable REIT subsidiaries (“TRSs”) to perform such nonqualifying activities as property management, ground-up condominium development and conversions and to provide noncustomary services for the Operating Partnership’s apartment residents. Income at the TRS level is subject to federal and state income taxes. For the nine months ended September 30, 2006, the Operating Partnership’s TRSs had an estimated taxable loss. At December 31, 2005, the Operating Partnership’s TRSs had an estimated consolidated federal income tax net operating loss of approximately $700. This carryforward and other net deferred tax assets were fully offset by a valuation allowance. As a result, the Operating Partnership recorded no income tax expense (benefit) related to its TRSs for the three and nine months ended September 30, 2006. The tax benefits associated with such income tax net operating loss carryforwards may be recognized in future periods should the TRSs

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
generate sufficient taxable income to utilize these loss carryforwards or should the Operating Partnership determine that it is more likely than not that the related deferred tax assets are realizable.
In the three and nine months ended September 30, 2005, the Operating Partnership estimated that its TRSs would be subject to federal alternative minimum taxes and applicable state income taxes and recorded tax provisions of approximately $270 and $653, respectively.
A summary of the components of the TRSs’ deferred tax assets and liabilities at December 31, 2005 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Operating Partnership’s Form 10-K, as amended. Other than the additional estimated taxable losses for the nine months ended September 30, 2006, there were no material changes to the components of deferred tax assets and liabilities at September 30, 2006.
12. LEGAL PROCEEDINGS
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company vigorously contested. In February 2006, the United States District Court granted the Company’s motion for attorneys’ fees in an amount yet to be determined by the Court. In September 2006, a hearing was held in the Superior Court of Fulton County on plaintiff’s motion for entry of judgment on his claim seeking production of certain Company records, after which the Court granted plaintiff’s motion. The Company has appealed the Superior Court’s order.
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case. In April 2006, the Georgia Supreme Court denied review, and the alleged Company shareholder indicated that he would seek review by the United States Supreme Court. The alleged shareholder has not sought such review, however, and the deadline has passed.
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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
13. OTHER INCOME
In the three months ended September 30, 2006, other income includes a gain on the sale of marketable securities of $573, an additional gain on sale of its prior investment in Rent.com of $325 resulting from the receipt of previously escrowed proceeds under the prior year sale (see below) and a $503 gain on the sale of a land parcel. In the first quarter of 2006, one of the Operating Partnership’s derivative financial instruments, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, the net increase in the market value of this derivative prior to its termination in April 2006 totaling $1,655 was recognized in other income.
In 2005, the Operating Partnership sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. As of October 31, 2006, the Company owned 22,389 apartment units in 63 apartment communities, including 545 apartment units in two communities held in unconsolidated entities, including 1,031 apartment units currently under development in four communities (including the expansion of one community) and 150 apartment homes in lease-up. The Company is also developing 230 for-sale condominium units in two communities and is converting apartment units in four communities initially consisting of 597 units (including one in an unconsolidated entity, containing 121 units) into for-sale condominium units through a taxable REIT subsidiary. At September 30, 2006, approximately 46.6%, 18.5%, 10.9% and 9.5% (on a unit basis) of the Company’s communities were located in Atlanta, Dallas, the greater Washington, D.C. and Tampa metropolitan areas, respectively.
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
At September 30, 2006, the Company owned approximately 98.4% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 1.6% common minority interest in the Operating Partnership.
Beginning in 2001 and leading into 2004, the multifamily apartment sector was adversely impacted by the supply of multifamily apartments outpacing demand, due primarily to the availability of capital and the low interest rate environment, reduced demand for multifamily apartments due to the weakness in the overall U.S. economy and the job market, as well as increased rates of homeownership due primarily to historically low mortgage interest rates. In particular, the Sunbelt markets in which a substantial portion of the Company’s apartment communities are located were adversely impacted.
In 2005, the Company’s operating results benefited from improved fundamentals in the multifamily apartment market, due primarily to improved job growth and overall growth in the U.S. economy, increasing mortgage interest rates and single-family housing prices which have decreased the affordability of housing, and moderation in the supply of new market-rate apartments in the primary markets and submarkets where the Company operates. The Company believes that these factors are continuing to favorably impact apartment market fundamentals in 2006.
The Company has also been active over the past several years in repositioning its real estate portfolio and building its development and value creation capabilities centered upon its Southeast, Southwest and Mid-Atlantic regions. During this time, the Company has been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer met the Company’s growth objectives. The Company’s asset sales program has been consistent with its strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas, exiting single asset markets, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from its asset sales to strengthen its balance sheet by reducing high-coupon preferred equity and debt, and reinvesting in assets that the Company believes demonstrate better growth potential.
In this regard, the Company acquired a 319-unit apartment community located in Charlotte, North Carolina in 2005, two apartment communities located in Austin, Texas in early 2006, consisting of 308 units, and a 361-unit apartment community in suburban Washington, D.C. in July 2006. The Company also re-commenced development activities with its start of a new 350-unit mixed-use, for-rent apartment and for-sale condominium project located in Alexandria, Virginia at the end of 2004, the start of 826 for-rent apartment projects in Atlanta, Georgia, Dallas, Texas and Tampa, Florida in 2006 and the start of a new 85 unit for-sale condominium project in Dallas, Texas in 2006. The Company also expects to begin additional development projects in 2007 and 2008.
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
During 2005, the Company, through a taxable REIT subsidiary, commenced the conversion of three existing apartment communities consisting of a total of 382 units into for-sale condominium homes, including one in an unconsolidated entity, located in Atlanta, Georgia, Dallas, Texas and Tampa, Florida. One of these communities, containing 134 units, located in Tampa, Florida, was completely sold out in 2005. The other two communities are expected to be substantially sold out in 2006. During 2006, the Company, through a taxable REIT subsidiary, also commenced the conversion of a portion of two additional existing apartment communities consisting of a total of 349 units into for-sale condominium homes, located in Houston, Texas and Tampa, Florida. These two communities began closing condominium sales in the second quarter of 2006. Recently, there has been a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, uncertainties related to the cost of energy and a perceived slow down in the residential housing market and overall economic activity in the U.S. As a result, the pace of condominium closings slowed in the third quarter of 2006. It is likely that condominium closings will continue to be slow in the fourth quarter of 2006 and into 2007. There can be no assurances of the amount or pace of future for-sale condominium sales and closings.
The Company’s expansion into for-sale condominium housing exposes the Company to new risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. See the Risk Factors discussion in the Company’s Form 10-K, as amended, for the year ended December 31, 2005 for a discussion of the Company’s significant risks. As of September 30, 2006, the Company had approximately $97,000 of capital cost (based on book value and including the Company’s investment in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including projected development costs expected to be funded relating to two for-sale projects currently under construction. In addition the Company also had, in the aggregate, approximately $95,115 of land held for future development and net investments in unconsolidated land entities as of September 30, 2006, of which a portion may be used to develop future for-sale condominium projects depending upon market conditions. There can be no assurance, however, that land held for future development will be used for such purposes or whether developments will actually commence.
The following discussion should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 2.0% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”
Disclosure Regarding Forward-Looking Statements
Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the three months ended December 31, 2006 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred), anticipated apartment community sales in 2006 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium units, development of new for-sale condominium housing and the related sales of the for-sale condominium units, estimated timing of availability of apartment and condominium units under construction, estimated timing of apartment community stabilization, anticipated future acquisition and development activities, anticipated refinancing and other new financing needs, the anticipated dividend level in 2006, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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
Critical Accounting Policies and New Accounting Pronouncements
In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 26 and 27 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended September 30, 2006. The discussion below addresses the implementation and impact of new accounting pronouncements with an impact on the Company in the nine months ended September 30, 2006 and in the future periods.
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
The Emerging Issues Task Force issued EITF No. 04-5 (“EITF No. 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
rights. EITF No. 04-5 became effective on September 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Company adopted EITF No. 04-5 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Company’s financial position or results of operations.
FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. FIN 48 is effective January 1, 2007 for all calendar year companies. The Company is currently evaluating the impact that FIN 48 will have on the Company’s financial position and results of operations.
Staff Accounting Bulletin No. 108 (“SAB 108”) was issued by the Securities and Exchange Commission in September 2006. SAB 108 provides additional guidance on the quantification and consideration of the financial statement materiality of cumulative unadjusted misstatements in both current and future financial statements. SAB 108 also provides guidance on the proper accounting and reporting for the correction of immaterial unadjusted misstatements determined to be material in subsequent accounting periods. SAB 108 generally requires prior period financial statements to be revised; however, for immaterial prior year revisions previously filed Exchange Act reports would not be required to be amended. SAB 108 is effective for the Company for its fiscal year ending December 31, 2006. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements and plans to adopt SAB 108 in the fourth quarter of 2006. As previously disclosed in the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005, the Company began accounting for certain ground leases on a straight-line basis effective January 1, 2005. The cumulative unadjusted misstatement related to the Company’s accounting for ground lease expense as incurred in years prior to 2005 was determined to be immaterial to the Company’s financial statements. The Company plans to record a cumulative adjusting entry in its December 31, 2006 consolidated financial statements to correct this cumulative misstatement resulting in an increase in consolidated real estate assets of approximately $3,800, an increase in consolidated liabilities of approximately $8,800 and a decrease in consolidated equity of approximately $5,000.
The Emerging Issues Task Force reached a consensus on EITF No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate,” for Sales of Condominiums” in September 2006. EITF No. 06-8 provides additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method. This consensus must be ratified by the FASB after a comment period. As discussed under the Company’s revenue recognition accounting policy, the Company accounts for condominium sales on the deposit method using similar criteria to those stated in EITF No. 06-8 in addition to the other criteria of SFAS No. 66. If ratified, EIF No. 06-8 is effective January 1, 2008 for calendar year companies.
Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides one definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 does not require any additional financial statement items to be measured at fair value. Instead, the FASB clarified fair value measurements for existing financial statement items in an effort to eliminate inconsistencies among companies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the inputs used to determine fair value are also required under the new guidance. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Company is currently assessing the impact that SFAS No. 157 will have on its financial position and results of operations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
At September 30, 2006, the Company’s portfolio of apartment communities, excluding three communities held in unconsolidated entities (of which one community is being converted into condominiums) consisted of the following: (1) 48 communities that were completed and stabilized for all of the current and prior year, (2) five communities under development or under major rehabilitation programs, (3) portions of two communities that are being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1 to the consolidated financial statements), and (4) four communities that were acquired in 2006 and 2005. As of September 30, 2006 and for the periods presented, the Company had no development communities in the lease-up stage. These community totals also exclude the operations of apartment and condominium communities classified as discontinued operations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
All Operating Communities
The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three and nine months ended September 30, 2006 and 2005 is summarized as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Rental and other property revenues
Fully stabilized communities (1)	$64,350	$60,931	5.6%	$188,565	$178,661	5.5%
Development, rehabilitation and lease-up communities	2,202	2,653	(17.0)%	7,168	7,806	(8.2)%
Condominium conversion communities (2)	428	1,520	(71.8)%	2,334	4,427	(47.3)%
Acquired communities (3)	3,664	1,005	264.6%	7,008	1,311	434.6%
Other property segments (4)	6,181	5,727	7.9%	18,070	16,275	11.0%

	76,825	71,836	6.9%	223,145	208,480	7.0%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	24,973	23,539	6.1%	72,521	69,366	4.5%
Development, rehabilitation and lease-up communities	1,381	1,110	24.4%	3,570	3,384	5.5%
Condominium conversion communities (2)	500	530	(5.7)%	1,485	1,559	(4.7)%
Acquired communities (3)	1,535	380	303.9%	3,132	457	585.3%
Other expense (5)	7,401	7,460	(0.8)%	22,136	22,066	0.3%

	35,790	33,019	8.4%	102,844	96,832	6.2%

Property net operating income (6)	$41,035	$38,817	5.7%	$120,301	$111,648	7.8%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$1,331	$899	48.1%	$2,993	$2,279	31.3%
Other	1,737	1,232	41.0%	5,723	3,795	50.8%

Total	$3,068	$2,131	44.0%	$8,716	$6,074	43.5%

Periodically recurring	$2,117	$581	264.4%	$4,343	$2,471	75.8%

Average apartment units in service	20,188	19,523	3.4%	19,879	19,381	2.6%

(1)	Communities which reached stabilization prior to January 1, 2005.

(2)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144.

(3)	Communities acquired subsequent to January 1, 2005.

(4)	Other property segment revenues include revenues from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $49 and $64 for the three months ended and $200 and $196 for the nine months ended September 30, 2006 and 2005, respectively.

(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Total same store NOI	$39,377	$37,392	$116,044	$109,295
Property NOI from other operating segments	1,658	1,425	4,257	2,353

Consolidated property NOI	41,035	38,817	120,301	111,648

Add (subtract):
Interest income	175	229	413	583
Other revenues	49	64	200	196
Minority interest in consolidated property partnerships	(85)	34	(177)	212
Depreciation	(16,966)	(17,496)	(50,101)	(53,539)
Interest expense	(13,609)	(13,676)	(40,281)	(42,722)
Amortization of deferred financing costs	(882)	(990)	(2,651)	(3,707)
General and administrative	(4,406)	(4,558)	(13,464)	(13,506)
Investment, development and other expenses	(1,332)	(1,333)	(4,500)	(3,737)
Gains (losses) on sales of condominiums, net	1,611	(99)	10,022	(368)
Equity in income of unconsolidated real estate entities	527	592	1,251	1,294
Other income	1,401	—	3,095	5,267
Minority interest of common unitholders	(87)	10	(369)	226

Income from continuing operations	7,431	1,594	23,739	1,847
Income from discontinued operations	28,370	71,647	30,847	134,515

Net income	$35,801	$73,241	$54,586	$136,362

(7)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.

(8)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Annually recurring capital expenditures
Continuing operations	$3,068	$2,131	$8,716	$6,074
Discontinued operations	161	219	427	1,098

Total annually recurring capital expenditures per statements of cash flows	$3,229	$2,350	$9,143	$7,172

Periodically recurring capital expenditures
Continuing operations	$2,117	$581	$4,343	$2,471
Discontinued operations	7	26	103	165

Total periodically recurring capital expenditures per statements of cash flows	$2,124	$607	$4,446	$2,636

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Fully Stabilized (Same Store) Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold, under major rehabilitation and classified as held for sale. For the 2006 to 2005 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2005. This portfolio consisted of 48 communities with 17,961 units, including 21 communities with 8,284 units (46.1%) located in Atlanta, Georgia, 12 communities with 3,607 units (20.1%) located in Dallas, Texas, three communities with 1,883 units (10.5%) located in Tampa, Florida, four communities with 1,703 units (9.5%) located in Washington, DC, three communities with 1,065 units (5.9%) located in Charlotte, North Carolina and five communities with 1,419 units (7.9%) located in other markets. The operating performance and capital expenditures of these communities are summarized as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Rental and other revenues	$64,350	$60,931	5.6%	$188,565	$178,661	5.5%
Property operating and maintenance expenses (excluding depreciation and amortization)	24,973	23,539	6.1%	72,521	69,366	4.5%

Same store net operating income (1)	$39,377	$37,392	5.3%	$116,044	$109,295	6.2%

Capital expenditures (2)
Annually recurring:
Carpet	$1,246	$806	54.6%	$2,857	$2,051	39.3%
Other	1,623	1,103	47.1%	5,096	3,382	50.7%

Total annually recurring	2,869	1,909	50.3%	7,953	5,433	46.4%
Periodically recurring	600	451	33.0%	1,851	1,504	23.1%
Total capital expenditures (A)	$3,469	$2,360	47.0%	$9,804	$6,937	41.3%

Total capital expenditures per unit (A ÷ 17,961 units)	$193	$131	47.0%	$546	$386	41.3%

Average economic occupancy (3)	94.9%	95.3%	(0.4)%	95.1%	94.4%	0.7%

Average monthly rental rate per unit (4)	$1,178	$1,111	6.0%	$1,151	$1,102	4.4%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 47 for a reconciliation of net operating income for stabilized communities to GAAP net income.

(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Annually recurring capital expenditures by operating segment Same store	$2,869	$1,909	$7,953	$5,433
Construction and lease-up	21	76	374	347
Condominium conversion communities	2	54	2	107
Acquired	131	21	190	36
Other segments	206	290	624	1,249

Total annually recurring capital expenditures per statements of cash flows	$3,229	$2,350	$9,143	$7,172

Periodically recurring capital expenditures by operating segment Same store	$600	$451	$1,851	$1,504
Construction and lease-up	212	57	424	293
Condominium conversion communities	—	22	—	58
Acquired	3	—	12	5
Other segments	1,309	77	2,159	776

Total periodically recurring capital expenditures per statements of cash flows	$2,124	$607	$4,446	$2,636

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, development, rehabilitation and lease-up communities, condominium conversion communities, acquired communities, held for sale communities and sold communities in addition to same store information. Therefore, the Company believes that the Company’s presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “annually recurring capital expenditures” and “periodically recurring capital expenditures.”

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Beginning in the fourth quarter of 2005, the Company adjusted its stated market rents at the majority of its communities to be more reflective of current market conditions. The impact of this change is estimated to have reduced the average monthly rental rate per unit by less than 1% for the three and nine months ended September 30, 2006. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 94.0% and 94.4% for the three months ended September 30, 2006 and 2005, respectively, and 94.3% and 93.4% for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, net concessions were $349 and $372, respectively, and employee discounts were $208 and $142, respectively. For the nine months ended September 30, 2006 and 2005, net concessions were $945 and $1,315, respectively, and employee discounts were $554 and $428, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units. Beginning in the fourth quarter of 2005, the Company adjusted its stated market rents at the majority of its communities to be more reflective of current market conditions. The impact of this change is estimated to have increased the computed average economic occupancy amounts by less than 1% for the three and nine months ended September 30, 2006.
Comparison of Three months Ended September 30, 2006 to Three months Ended September 30, 2005
The Operating Partnership reported net income available to common unitholders of $34,556 for the three months ended September 30, 2006 compared to $75,336 for the three months ended September 30, 2005. The Company reported net income available to common shareholders of $33,892 for the three months ended September 30, 2006 compared to $71,332 for the three months ended September 30, 2005. The decrease between years primarily reflects reduced gains on sales of operating real estate assets of $46,595 and reduced gains on condominium sales of approximately $448 offset by the improved operating performance of the Company’s stabilized communities and increased interest capitalization due to a growing development pipeline. The impact of these items is discussed below.
Rental and other revenues from property operations increased $4,989 or 6.9% from 2005 to 2006 primarily due to increased revenues from the Company’s same store communities of $3,419 or 5.6% and acquired communities of $2,659 offset somewhat by reduced revenues from condominium conversion communities of $1,092. The revenue increase from acquired communities reflects the Company’s acquisition of two communities in March 2006 and one community in July 2006. The revenue increase from same store communities in 2006 primarily reflects higher average rental rates with occupancy rates decreasing between periods as discussed more fully below. The revenue decrease from condominium conversion communities reflects the reduction of leased units as units were vacated for conversion and sale. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,771 or 8.4% primarily due to increased property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities of $1,434 or 6.1% and for acquired communities of $1,155, between periods (see discussion below).
For the three months ended September 30, 2006 and 2005, gains on sales of real estate assets resulting from condominium sales activities represent net gains of $1,557 and $2,005, respectively. As discussed in the consolidated financial statements, net condominium gains of $1,611 in the three months ended September 30, 2006 are included in continuing operations. All prior year condominium gains were included in discontinued operations. The decrease in aggregate condominium gains between periods primarily reflects the volume and timing of condominium closings. In addition, in the three months ended September 30, 2006, the Company recorded increased condominium cost of sales of approximately $1,000 related to the revision of total profit estimates of ongoing condominium conversion projects. The reduced profit estimates reflect increased concessions and other incentives due to softer market conditions for condominiums. In the three months ended September 30, 2006 and 2005, the Company closed 27 and 35 units, respectively, at wholly owned conversion communities. Aggregate condominium sales generated gross proceeds of $7,282 in 2006 and $11,911 in 2005. In the third quarter of 2006, condominium sales at the Company’s newest conversion communities slowed from the sales pace in the first half of 2006, due primarily to rising interest rates, increasing supplies of for-sale housing product and general concerns about the residential housing market and overall economic conditions in the U.S. The Company expects gains on sales of real estate assets at the Company’s condominium conversion communities to continue to be slow in the fourth quarter of 2006, generally consistent with the sales pace in the third quarter of 2006.
Depreciation expense decreased $530, or 3.0% from 2005 to 2006 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2005 and the cessation of depreciation expense in late 2005 on portions of two communities being converted into condominiums that continue to be reported in continuing

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
operations under SFAS No. 144. These decreases in depreciation expense between periods were partially offset by increased depreciation in the third quarter of 2006 on communities acquired in March and July of 2006.
General and administrative expenses decreased $152, or 3.3%, from 2005 to 2006 primarily due to lower board compensation costs, reduced professional fees and a recovery of legal expenses, offset somewhat by higher compensation costs. Decreased board compensation costs resulted from higher 2005 costs caused by a director variable incentive compensation plan which was tied to increases in the Company’s stock price. This director plan was amended in the third quarter of 2005. As a result, the volatility in director compensation expense was reduced in periods subsequent to the modification. Lower professional fee expenses reflect lower accruals for Sarbanes-Oxley related costs between periods. In the third quarter of 2006, the Company recorded a legal expense recovery of approximately $179 related to prior year shareholder litigation. Higher compensation costs reflected annual compensation increases and annual incentive awards to management.
Beginning in the fourth quarter of 2005, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassified expenses primarily included certain investment and development group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities.
Investment, development and other expenses were flat between 2005 and 2006. In 2006, the Company’s development personnel and other costs increased over 2005, as the Company continues to establish and grow the Company’s development capabilities in three regional markets. These cost increases were offset by $296 of increased capitalization of development personnel to an increasing development pipeline in 2006.
Interest expense included in continuing operations decreased $67 or 0.5% from 2005 to 2006. The decreased expense amounts between periods primarily reflect the impact of increased interest capitalization on the Company’s development projects of $2,153 between periods, offset by high interest expense from higher debt levels due to apartment community acquisitions and land acquisitions in 2005 and the first three quarters of 2006. Interest expense included in discontinued operations decreased from $1,026 in 2005 to $582 in 2006 primarily due to interest expense associated with one community sold in the third quarter of 2005.
Equity in income of unconsolidated real estate entities decreased $65 or 11.0% from 2005 to 2006. The decrease was primarily due to a reduction in net gains from condominium sales and net operating income at the unconsolidated entity that began converting its apartment community into condominiums in early 2005. The reduced net operating income reflects the reduction in rental units throughout the conversion process and the reduced net gains from condominium sales reflect reduced sales prices and margins in 2006 in order to maintain a modest sales pace. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.
Other income in 2006 includes a gain on the sale of marketable securities of $573, an additional gain on sale of the Company’s prior year investment in Rent.com of $325 resulting from the receipt of previously escrowed proceeds under the prior year sale and a $503 gain on the sale of a land parcel in Denver, Colorado.
Annually recurring and periodically recurring capital expenditures from continuing operations increased $2,473 or 91.2% from 2005 to 2006. The increase in annually recurring capital expenditures of $937 primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds in mid 2005 and into 2006 under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items) as well as leasing office, model and amenity upgrades at several communities in 2006. The increase in periodically recurring capital expenditures of $1,536 primarily reflects increased tenant improvements at the Company’s office and retail properties.
Fully Stabilized Communities
Rental and other revenues increased $3,419 or 5.6% from 2005 to 2006. This increase resulted from a 6.0% increase in the average monthly rental rate per apartment unit, offset somewhat by a decrease in average economic occupancy of the portfolio from 95.3% to 94.9%. This increase in average rental rates resulted in a revenue increase of approximately $3,597 between years. The occupancy decrease resulted in higher vacancy losses and net rental concessions of $481. Additionally, other property fees increased $303 due primarily to improving market conditions and higher utility reimbursements from residents due to increased utility expenses. Overall, the improving performance of the operating portfolio reflects improving market conditions, with the Company’s operations in all of its markets reporting increased revenues over the prior year. With generally flat occupancy rates in 2006 compared to 2005, the Company’s strategy will continue to be focused on increasing average rental rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,434 or 6.1% from 2005 to 2006. This increase was primarily due to increased property tax expenses of $1,101 or 16.5%, increased utility expenses of $152 or 4.3%, increased personnel expenses of $251 or 4.5%, offset by decreased advertising and promotion expenses of $292 or 24.5%. Property tax expenses increased due to increased accrual rates in 2006 and more favorable tax settlements recorded in the third quarter of 2005. Utility expenses increased primarily due to generally higher electric and gas rates. Personnel costs increased primarily due to annual salary increases. The decrease in advertising and promotions expense in 2006 primarily reflects reduced payments to apartment locator services resulting from more favorable market conditions and lower resident turnover between periods.
Comparison of Nine months Ended September 30, 2006 to Nine months Ended September 30, 2005
The Operating Partnership reported net income available to common unitholders of $49,860 for the nine months ended September 30, 2006 compared to $138,222 for the nine months ended September 30, 2005. The Company reported net income available to common shareholders of $48,858 for the nine months ended September 30, 2006 compared to $130,634 for the nine months ended September 30, 2005. The decrease between years reflects reduced gains on sales of operating real estate assets of $96,305 and reduced gains on condominium sales of approximately $4,506 offset by the improved operating performance of the Company’s stabilized communities and increased interest capitalization due to a growing development pipeline. The impact of these items is discussed below.
Rental and other revenues from property operations increased $14,665 or 7.0% from 2005 to 2006 primarily due to increased revenues from the Company’s same store communities of $9,904 or 5.5% and acquired communities of $5,697. The revenue increase from acquired communities reflects the Company’s acquisition of one community in June 2005, two communities in March 2006, and one community in July 2006. The revenue increase from same store communities in 2006 reflects higher average rental rates and increased occupancy rates between periods as discussed more fully below. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $6,012 or 6.2% primarily due to increased property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities of $3,155 or 4.5% and for acquired communities of $2,675, between periods (see discussion below).
For the nine months ended September 30, 2006 and 2005, gains on sales of real estate assets from condominium sales activities represented net gains of $10,359 and $14,865, respectively. As discussed in the consolidated financial statements, net condominium gains of $10,022 in the nine months ended September 30, 2006 are included in continuing operations. All prior year condominium gains were included in discontinued operations. The decrease in aggregate condominium gains between periods primarily reflects the volume and timing of condominium closings. . In addition, in the three months ended September 30, 2006, the Company recorded increased condominium cost of sales of approximately $1,000 related to the revision of total profit estimates of ongoing condominium conversion projects. The reduced profit estimates reflect increased concessions and other incentives due to softer market conditions for condominiums. In the nine months ended September 30, 2006 and 2005 the Company closed 122 and 216 units, respectively, at wholly owned conversion communities. The condominium sales generated gross proceeds of $32,263 in 2006 and $50,016 in 2005. In the third quarter of 2006, condominium sales at the Company’s newest conversion communities slowed from the sales pace in the first half of 2006, due primarily to rising interest rates, increasing supplies of for-sale housing product and general concerns about the residential housing market and overall economic conditions in the U.S. The Company expects gains on sales of real estate assets at the Company’s condominium conversion communities to continue to be slow in the fourth quarter of 2006, generally consistent with the sales pace in the third quarter of 2006.
Depreciation expense decreased $3,438, or 6.4% from 2005 to 2006 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2005 and the cessation of depreciation expense in late 2005 on portions of two communities being converted into condominiums that continue to be reported in continuing operations under SFAS No. 144. These decreases in depreciation expense between periods were offset by increased depreciation in 2006 on communities acquired in June 2005, March 2006 and July 2006.
General and administrative expenses decreased $42, or 0.3%, from 2005 to 2006 primarily due to reduced legal, professional fees and the cumulative effect of the adoption of SFAS 123R for recognizing stock-based compensation offset by higher compensation costs. Decreased legal fees of approximately $247 reflected somewhat reduced activity associated with shareholder litigation and other shareholder legal matters in 2006 compared to 2005 and due to a legal expense recovery of approximately $179 related to prior year shareholder litigation. Professional fees decreased approximately $403 in 2006 primarily due to expected savings in annual audit and Sarbanes/Oxley compliance costs as the Company has internalized more compliance costs in 2006. In the first quarter of 2006, the Company implemented SFAS 123R. As the Company had recorded stock-based compensation expense under SFAS 123 since 2003 using the actual forfeiture method for early terminations of awards, the implementation of SFAS 123 using the estimated forfeiture

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
method required by SFAS 123R resulted in a one-time reduction of general and administrative expenses of approximately $100 in the first quarter of 2006. The aggregate one-time reduction of expenses resulting from the adoption of SFAS 123R totaled $172, with $72 recorded as reductions of investment and development expenses and property operating expenses. The one-time effect of implementing SFAS 123R will not recur in future periods. Higher compensation costs reflected annual compensation increases and annual incentive awards to management.
Beginning in the fourth quarter of 2005, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassified expenses primarily included certain investment and development group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities.
Investment, development and other expenses increased $763 or 20.4% from 2005 to 2006 primarily due to the continued increase in development personnel and other costs to establish and grow the Company’s development capabilities in three regional markets in 2005 and 2006 and the write-off of approximately $289 of pursuit costs related to abandoned investment activities. Increased gross costs were somewhat offset by $484 of increased capitalization of development personnel to an increasing development pipeline in 2006.
Interest expense included in continuing operations decreased $2,441 or 5.7% from 2005 to 2006. The decreased expense amounts between periods reflect the impact of increased interest capitalization on its development projects of $5,508 between periods, somewhat offset by high interest costs on higher debt levels due to apartment community acquisitions and land acquisitions in 2005 and the first half 2006. Interest expense included in discontinued operations decreased from $4,741 in 2005 to $2,394 in 2006 primarily due to interest expense associated with six communities sold in 2005 and one community sold in the third quarter of 2006.
Equity in income of unconsolidated real estate entities decreased $43 or 3.3% from 2005 to 2006. Net gains from condominium sales and net operating income decreased in 2006 at the unconsolidated entity that began converting its apartment community into condominiums in early 2005. The reduced net operating income reflects the reduction in rental units throughout the conversion process and the reduced net gains from condominium sales reflects reduced sale prices and margins in 2006 in order to maintain a modest sales pace. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.
Other income in 2006 includes a gain on the sale of marketable securities of $573, an additional gain on sale of its prior year investment in Rent.com of $325 resulting in the receipt of previously escrowed proceeds under the prior year sale, a $503 gain on the sale of a land parcel in Denver, Colorado and net mark-to-market derivative gains of $1,655. See note 6 to the consolidated financial statements for a further discussion of derivative transactions.
Annually recurring and periodically recurring capital expenditures from continuing operations increased $4,514 or 52.8% from 2005 to 2006. The increase in annually incurring capital expenditures of $2,642 primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds in mid 2005 and into 2006 under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items) as well as leasing office and amenity upgrades at several communities in 2006. The increase in periodically recurring capital expenditures of $1,872 primarily reflects increased tenant improvements at the Company’s office and retail properties as well as the timing of large structural expenditures between periods.
Fully Stabilized Communities
Rental and other revenues increased $9,904 or 5.5% from 2005 to 2006. This increase resulted from a 4.4% increase in the average monthly rental rate per apartment unit and an increase in average economic occupancy of the portfolio from 94.4% to 95.1%. This increase in average rental rates resulted in a revenue increase of approximately $7,876 between years. The occupancy increases resulted in lower vacancy losses and net rental concessions of $997. Additionally, other property fees increased $1,031 due primarily to improving market conditions and higher utility reimbursements from residents due to increased utility expenses. Overall, the improving performance of the operating portfolio reflects improving market conditions, with the Company’s operations in all of its markets reporting increased revenues over the prior year. With only modestly increasing occupancy rates in 2006, the Company’s strategy will continue to be focused on increasing average rental rates in 2006 as the Company’s markets continue to show economic improvement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,155 or 4.5% from 2005 to 2006. This increase was primarily due to increased property tax expenses of $1,503 or 6.9%, increased utility expenses of $812 or 8.7%, increased repairs and maintenance expenses of $309 or 2.8%, increased personnel expenses of $580 or 3.5%, offset by decreased advertising and promotion expenses of $703 or 21.3%. Property tax expenses increased due to increased accrual rates in 2006 and more favorable tax settlements recorded in 2005. Utility expenses increased primarily due to generally higher electric and gas rates and due to significantly higher electricity rates at certain properties in the Company’s Texas markets. Repairs and maintenance expenses increased primarily due to the general timing of expenses between periods. Personnel costs increased primarily due to annual salary increases. The decrease in advertising and promotions expense in 2006 primarily reflects reduced payments to apartment locator services resulting from more favorable market conditions and lower resident turnover between periods.
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the three and nine months ended September 30, 2006, income from discontinued operations included the results of operations of three apartment communities, containing 826 units, one condominium conversion community, classified as held for sale at September 30, 2006, and the operations of one apartment community containing 696 units, through its sale date in August 2006. For the three and nine months ended September 30, 2005, income from discontinued operations included the results of operations of the communities classified as held for sale at September 30, 2006, one apartment community sold in August 2006 through its sale date, six communities sold in 2005 and one condominium conversion community through its sell-out date in 2005. The revenues and expenses of discontinued operations are summarized in note 4 to the consolidated financial statements. The gains on sales of real estate assets between periods reflect the timing and size of the communities and for-sale condominiums sold. In the three months ended September 30, 2006, the Company sold two condominiums at discontinued conversion communities compared to 35 in the three months ended September 30, 2005. These reduced condominium sales resulted in reduced condominium gains of $2,428 between periods. In the nine months ended September 30, 2006, the Company sold 22 condominiums at discontinued conversion communities compared to 216 in the nine months ended September 30, 2005. These decreases in 2006 primarily reflect the complete sell-out of one conversion community in the third quarter of 2005. These gains are discussed in note 4 to the consolidated financial statements. As of September 30, 2006, the Company had 2 remaining condominium units to sell at the one community included in discontinued operations. These condominium units are expected to be sold in 2006. In the three and nine months ended September 30, 2006, the Company recognized net gains of $28,120 from the sale of one apartment community. In the three and nine months ended September 30, 2005, the Company recognized net gains of $74,715 and $124,425 from the sale of one and six apartment communities, respectively.
As discussed under “Liquidity and Capital Resources”, the Company expects to continue to sell real estate assets and possibly convert certain apartment assets into for-sale condominiums in future periods as part of its overall investment, disposition and acquisition strategy. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from period to period. Additionally, should the Company change its expectations regarding the holding period for certain assets or decide to classify certain assets as held for sale, this could cause the Company to recognize impairment losses in future periods if the carrying value of these assets is not deemed recoverable.
Outlook
Certain statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above.
The Company’s outlook for the fourth quarter of 2006 is based on the expectation that apartment markets will continue to reflect improving fundamentals. Rental and other revenues from fully stabilized communities are expected to increase modestly when compared to 2005, primarily driven by expected rental rate increases. However, operating expenses of fully stabilized communities are also expected to increase in the fourth quarter of 2006. The Company expects the primary drivers of the expense increase will be property tax, insurance, and personnel expenses. Based on these assumptions for the fourth quarter of 2006, management expects stabilized community net operating income to increase modestly in 2006 compared to 2005.
Additionally, the Company, through taxable REIT subsidiaries, is converting portions of two existing apartment communities in 2006 into for-sale condominium units as well as completing the sell out at two other condominium conversion communities (one held in an unconsolidated entity). The Company expects to continue to sell those units during the fourth quarter of 2006. The Company expects to realize net accounting gains in the fourth quarter of 2006 from these condominium sales. The net accounting gains from for-sale

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
condominiums in the fourth quarter of 2006 are expected to be somewhat higher to comparable to net gains in the third quarter of 2006 due primarily to changes to estimates recorded during the third quarter of 2006, although the volume of sales activity is expected to be relatively consistent between quarters. There can be no assurances that the sale of for-sale condominium units will close.
Additionally, in the fourth quarter of 2006, the Company expects to close the sales of certain of the apartment communities held for sale at September 30, 2006. The sales of these communities are expected to generate accounting gains in the periods the sales are closed. There can be no assurances that the sales of apartment communities will close.
Management expects interest expense in the fourth quarter of 2006 to be somewhat lower than in the fourth quarter of 2005 due generally to expected increases in interest capitalization in 2006 resulting from an increasing volume of construction in progress and from additional development starts and activities in late 2005 and into 2006. Management also expects general and administrative expenses to increase modestly when compared to the fourth quarter of 2005.
The Company has six projects under construction with a total expected cost of approximately $253,000 and expects to begin additional development projects in future years. The Company has added additional development personnel for the purpose of increasing its development and investment activities. The Company expects these additional personnel resources will continue to be dilutive to earnings in the fourth quarter of 2006 until the incremental personnel and associated costs can be fully absorbed by new development and value creation activities.
On a sequential basis for the fourth quarter of 2006, management expects to report higher net income compared to the third quarter of 2006. Management believes the increased net income in the fourth quarter of 2006, compared to the third quarter of 2006, will result from higher projected gains on apartment community sales. Management expects same store property net operating income to be somewhat higher when compared to the third quarter of 2006, primarily driven by lower seasonal expenses in the fourth quarter. General and administrative costs, property management expenses and development costs in the aggregate are expected to increase modestly compared to the third quarter of 2006.
Liquidity and Capital Resources
The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness discussed herein has been incurred by the Operating Partnership.
The Company’s net cash provided by operating activities decreased from $83,648 in 2005 to $82,445 in 2006 primarily due to unfavorable changes in the working capital components (primarily the reduction in payables between periods) included in operating activities offset by the improved operating performance of the Company’s stabilized communities and reduced interest expense resulting from increased interest capitalization to development communities in 2006. The increase in operating cash flows excluding the change in working capital components totaled $7,056 between periods.
Net cash flows from investing activities increased from $74,675 provided by investing activities in 2005 to $104,897 used in investing activities in 2006 primarily due to increased development, apartment acquisition and land acquisition costs in 2006. The Company acquired three apartment communities in 2006 for aggregate net proceeds of approximately $87,221, and also acquired additional development land of approximately $41,000 in 2006. In addition, the Company incurred approximately $6,490 of capital improvements relating to the renovations of two of its apartment communities and construction and development expenditures have increased in 2006 as the Company initiated new development starts.
Net cash flows from financing activities increased from net cash used of $155,111 in 2005 to net cash provided by financing activities of $21,428 in 2006 primarily due to higher net borrowings to fund increasing development and acquisition activities and increased equity proceeds from stock option exercises in 2006 resulting from the Company’s increased stock price between periods.
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
Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common dividends to shareholders through its net cash flows provided by operating activities, less its annually

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.
For the nine months ended September 30, 2006, the Company’s net cash flow from operations, reduced by operating capital expenditures (excluding community rehabilitation and other revenue generating capital expenditures), was sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $2,000. Cash flows from operations, reduced by operating capital expenditures (excluding community rehabilitation and other revenue generating capital expenditures), would have been lower, by approximately $10,000, excluding the favorable change in working capital items impacting operating cash flows for the period. These working capital items fluctuate from period to period, primarily due to the timing of payments of interest, property taxes and operating payables. As discussed below, the Company expects its operating cash flows, less operating capital expenditures, to be less than its dividend requirements for the full year of 2006. The Company’s net cash flow from operations and proceeds from apartment community and for-sale condominium sales continue to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.
For the full year of 2006, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures (excluding community rehabilitation and other revenue generating capital expenditures) will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. This forecasted dividend shortfall excludes incremental gains on condominium sales and proceeds from the sale of other investments which are included in cash flows from investing activities. The Company intends to use primarily the proceeds from 2006 apartment community and for-sale condominium sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The primary factor leading to this net operating cash flow shortfall is the short-term negative operating cash flow impact of apartment rehabilitation activities at two communities, sales of operating communities (discussed below) and condominium conversion communities prior to the reinvestment of such proceeds. The Company’s board of directors, however, will continue to review the dividend quarterly.
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
As previously discussed, the Company intends to use the proceeds from the sale of operating and condominium conversion properties, availability under its unsecured revolving lines of credit, debt financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. In prior years, the Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. Total net sales proceeds in 2006 were approximately $151,471 (including $40,000 of debt assumed). Total net sales proceeds in 2005 and 2004 were $281,106 (including $81,560 of debt assumed) and $242,962 (including $104,325 of debt assumed), respectively. It is the current intent of management to continue to recycle capital through selling assets and reinvesting the proceeds as a strategy to diversify the cash flows of the Company across its markets and focus on building critical mass in fewer markets.
Through October 2006, the Company used borrowings under its lines of credit to retire approximately $75,000 of maturing unsecured notes. Later in 2006, the Company has approximately $46,000 of secured debt that becomes pre-payable. The Company currently anticipates repaying this debt using line of credit facility borrowings, and potentially new debt issuances, depending on the amount and timing of the Company’s capital needs and general credit market conditions. The Company expects a generally stable interest rate environment for the rest of 2006.
At September 30, 2006, the Company had $8,953 outstanding under its $480,000 combined line of credit facilities. The credit facilities mature in April 2010. The terms, conditions and restrictive covenants associated with the Company’s line of credit facilities are summarized in note 2 to the consolidated financial statements. Management believes it will have adequate capacity under its facilities to execute its 2006 business plan and short-term liquidity requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Long-term Debt Issuances and Retirements
A summary of the Company’s outstanding debt and debt maturities at September 30, 2006 is included in note 2 to the consolidated financial statements. A discussion of changes in secured and unsecured debt in the nine months ended September 30, 2006 is discussed below.
Upon their maturity in March 2006, the Company repaid $50,000 of 6.71% senior unsecured notes from available borrowings under its unsecured lines of credit.
In April 2006, the Company closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note bears interest at LIBOR plus 1.0%, matures in April 2008 and is pre-payable without penalty.
In June 2006, the Company issued $150,000 of senior unsecured notes. The notes bear interest at 6.30% and mature in September 2013. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit.
In July 2006, in conjunction with an apartment community acquisition (see note 4 to the consolidated financial statements), the Company assumed a secured, fixed rate mortgage note payable with an outstanding balance of $41,394. The mortgage note bears interest at a coupon rate of approximately 6.1%, requires monthly principal and interest payments and matures in November 2011. Based on the Company’s preliminary purchase accounting allocations related to the acquisition, the fair value of the mortgage note approximated its carrying value.
In October 2006, the Company repaid $25,000 of 7.5% senior unsecured notes from available borrowings under its unsecured lines of credit.
Stock Repurchase Program
In the fourth quarter of 2004, the Company’s board of directors adopted a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2006. In the nine months ended September 30, 2006, the Company did not repurchase any shares of common stock under this program. The Company also has a 10b5-1 stock purchase program in place which expires on November 30, 2006. No shares of common stock have been repurchased under this program.
Capitalization of Fixed Assets and Community Improvements
The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development, construction and rehabilitation of apartment and condominium communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred the interior and exterior painting of operating communities, except such costs at communities under major rehabilitation programs.
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
The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment and condominium communities under development, construction, and major rehabilitation. The internal personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment and condominium community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing and sales activities, interest and other construction costs are capitalized and are reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
become substantially complete and available for occupancy. This results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing and property management and leasing personnel expenses) of such communities.
Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2006 and 2005 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
New community development and acquisition activity (1)	$93,973	$11,477	$238,509	$104,874
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	3,653	—	6,490	—
Other community additions and improvements (3)	2,124	607	4,446	2,636
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	3,229	2,350	9,143	7,172
Corporate additions and improvements	1,940	177	2,923	1,155

	$104,919	$14,611	$261,511	$115,837

Other Data
Capitalized interest	$2,923	$770	$7,061	$1,553

Capitalized development costs and fees (5)	$612	$316	$1,366	$882

(1)	Reflects aggregate community development costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major community rehabilitations and other unit upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Current Development Activity
The Company currently has five communities under development as summarized in the table below.

								Estimated
			Estimated		Costs Incurred	Quarter of	Quarter of	Quarter of		Estimated	Units
		Number	Construction		as of	Construction	First Units	Stabilized	Units	Quarter	Under	Units
Community	Location	of Units	Cost		September 30, 2006	Start	Available (3)	Occupancy (1)(3)	Leased	Sell-out	Contract	Closed
			($ in millions)		($ in millions)
Apartments:
Post Carlyle™	Alexandria, VA	205	$56.5		$49.7	4Q 2004	4Q 2006	4Q 2007	—	N/A	N/A	N/A
Post Alexander™	Atlanta, GA	307	62.8		13.2	2Q 2006	1Q 2008	1Q 2009	—	N/A	N/A	N/A
Post Eastside™	Dallas, TX	435	53.9		6.7	4Q 2006	4Q 2007	1Q 2009	—	N/A	N/A	N/A
Post Hyde Park® (expansion)	Tampa, FL	84	18.6	(4)	4.9	4Q 2006	1Q 2008	4Q 2008	—	N/A	N/A	N/A

Total Apartments		1,031	$191.8		$74.5				—

Condominiums:
The Condominiums at Carlyle Square™ (2)	Alexandria, VA	145	$43.7		$33.7	4Q 2004	1Q 2007	N/A	N/A	4Q 2007	91	—
Mercer Square™	Dallas, TX	230	17.1		6.0	2Q 2006	3Q 2007	N/A	N/A	2Q 2008	—	—

Total Condominiums		230	$60.8		$39.7						91	—

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	The condominium component of the project, consisting of 145 units, is being developed in a majority owned joint venture with a Washington D.C. based developer. As of October 23, 2006, the Company has 91 units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium units under contract will close.

(3)	The calculation represents the aggregate projected unlevered property net operating income to be earned by the apartment communities in their first year of stabilized operations (after deducting a 3% management fee and a $300 per unit capital reserve) divided by aggregate estimated construction costs of the apartment communities. The Company uses property net operating income as a management tool to measure the operating performance of its apartment communities. There can be no assurance that these percentages will be achieved.

(4)	Total estimated construction costs for the Post Hyde Park® expansion include the estimated replacement costs of six apartment units at the Company’s existing Hyde Park community that are being demolished to accommodate the expansion.
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
A reconciliation of net income available to common shareholders and unitholders to FFO is provided below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income available to common shareholders	$33,892	$71,332	$48,858	$130,634
Minority interest of common unitholders - continuing operations	87	(10)	369	(226)
Minority interest in discontinued operations (1)	577	4,014	633	7,814
Depreciation on wholly-owned real estate assets, net (2)	16,673	18,199	49,930	55,584
Depreciation on real estate assets held in unconsolidated entities	229	224	679	744
Gains on sales of real estate assets, net of provision for income taxes	(29,678)	(76,720)	(38,480)	(139,290)
Incremental gains (losses) on condominium sales, net of provision for income taxes (3)	(820)	1,398	1,232	7,459
Gains on sales of real estate assets — unconsolidated entities	(174)	(246)	(247)	(445)
Incremental gains (losses) on condominium sales - unconsolidated entities (3)	47	258	(44)	291

Funds from operations available to common shareholders and unitholders (4)	$20,833	$18,449	$62,930	$62,565

Cash flow provided by (used in):
Operating activities	$30,495	$33,000	$82,445	$83,648
Investing activities	$18,783	$84,291	$(104,897)	$74,675
Financing activities	$(54,435)	$(118,125)	$21,428	$(155,111)

Weighted average shares outstanding — basic	43,137	40,372	42,616	40,157
Weighted average shares and units outstanding — basic	43,845	42,536	43,492	42,492
Weighted average shares outstanding — diluted (5)	43,955	40,813	43,387	40,450
Weighted average shares and units outstanding — diluted (5)	44,663	42,977	44,263	42,785

(1)	Represents the minority interest in earnings and gains on properties held for sale and sold reported as discontinued operations for the periods presented.

(2)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.

(3)	The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(4)	For the three and nine months ended September 30, 2006, FFO includes final proceeds of $325 relating to the sale of a technology investment and a loss of $123 from the early extinguishment of indebtedness associated with asset sales. Funds from operations for the three and nine months ended September 30, 2005, includes losses of $1,846 and $3,220, respectively, from the early extinguishment of debt associated with asset sales and for the nine months ended September 30, 2005, FFO includes a gain of $5,267 on the sale of a technology investment.

(5)	Diluted weighted average shares and units for the three and nine months ended September 30, 2005 include 441 and 293 shares and units, respectively. Such diluted securities were antidilutive to the income (loss) computations in the three and nine months ended September 30, 2005 under generally accepted accounting principles.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At September 30, 2006, the Company had $104,553 of variable rate debt tied to LIBOR. In addition, the Company had $28,495 of variable tax-exempt debt with interest based on the FNMA “AAA” tax-exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
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
The table below provides information about the Company’s derivative financial instruments at September 30, 2006 that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

		Average	Average	Expected
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Settlement Date	Fair Value
					Asset (Liab.)
Interest Rate Swap Variable to fixed	$97,010 amortizing to $90,270	5.21%	1 month LIBOR	7/31/09	$(734)

Interest Rate Cap	$28,495	5.00%	—	2/01/08	—

					$(734)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $95,600 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at September 30, 2006, would increase or decrease by approximately $374 on an annualized basis.
In April 2006, the Company terminated an existing interest rate swap arrangement through a $2,448 termination payment to the swap counterparty. Subsequent to the termination of the swap arrangement, the Company entered into the new, market rate swap arrangement reflected in the table above. Similar to the terminated swap, the new swap has been designated as a cash flow hedge of the Company’s FNMA variable rate debt.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company vigorously contested. In February 2006, the United States District Court granted the Company’s motion for attorneys’ fees in an amount yet to be determined by the Court. In September 2006, a hearing was held in the Superior Court of Fulton County on plaintiff’s motion for entry of judgment on his claim seeking production of certain Company records, after which the Court granted plaintiff’s motion. The Company has appealed the Superior Court’s order.
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case. In April 2006, the Georgia Supreme Court denied review, and the alleged Company shareholder indicated that he would seek review by the United States Supreme Court. The alleged shareholder has not sought such review, however, and the deadline has passed.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	through (b) – None

(c)	The following table summarizes the Company’s purchases of its equity securities in the three months ended September 30, 2006 (in thousands, except per share amounts).

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs (1)
July 1, 2006 to July 31, 2006	—	$—	—	$165,600
August 1, 2006 to August 31, 2006	—	—	—	$165,600
September 1, 2006 to September 30, 2006	—	—	—	$165,600

Total	—	$—	—	$165,600

(1)	In the fourth quarter of 2004, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS
Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.
The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description
3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)

3.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company

4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee

11.1(g)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

November 9, 2006	By	/s/ David P. Stockert David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2006	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 9, 2006	By	/s/ Arthur J. Quirk Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

November 9, 2006	By	/s/ David P. Stockert David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2006	By	/s/ Christopher J. Papa Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 9, 2006	By	/s/ Arthur J. Quirk Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)

3.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company

4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee

11.1(g)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.