Form 10-K
period 2006-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2007-03-01
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2006

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
(404) 846-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Name of Each Exchange on
Title of each class	Which Registered
Common Stock, $.01 par value	New York Stock Exchange
8 1/2% Series A Cumulative	New York Stock Exchange
Redeemable Preferred Shares, $.01 par value
7 5/8% Series B Cumulative	New York Stock Exchange
Redeemable Preferred Shares, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

Name of Each Exchange on
Title of each class	Which Registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Post Properties, Inc.	Yes[X]	No[ ]
Post Apartment Homes, L.P.	Yes[ ]	No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Post Properties, Inc.	Yes[ ]	No[X]
Post Apartment Homes, L.P.	Yes[ ]	No[X]

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Post Properties, Inc.	Yes[X]	No[ ]
Post Apartment Homes, L.P.	Yes[X]	No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2006 was approximately $1,906,489,600. As of February 15, 2007, there were 43,565,126 shares of common stock, $.01 par value, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer[X]	Accelerated Filer[ ]	Non-Accelerated Filer[ ]
Post Apartment Homes, L.P.	Large Accelerated Filer[ ]	Accelerated Filer[ ]	Non-Accelerated Filer[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes[ ]	No[X]
Post Apartment Homes, L.P.	Yes[ ]	No[X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Post Properties, Inc.’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 24, 2007 are incorporated by reference in Part III.

FINANCIAL INFORMATION

PART I

ITEM 1.	BUSINESS

The Company

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2006, approximately 44.5%, 18.8%, 12.1% and 9.7% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. At December 31, 2006, the Company owned 21,745 apartment units in 61 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 1,181 apartment units in four communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing 230 for-sale condominium homes and is converting apartment homes in four communities initially consisting of 597 units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. The Company is a fully integrated organization with multifamily development, operations and asset management expertise. The Company has approximately 790 employees, 16 of whom are parties to a collective bargaining agreement.

The Company is a self-administrated and self-managed equity real estate investment trust (a “REIT”). A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

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

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2006, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 98.4% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common and preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

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

Post Properties, Inc.
Post Apartment Homes, L.P.

distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage interest in the Operating Partnership and indirectly entitle the Company to vote on all matters requiring a vote of the Operating Partnership.

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership will develop and sell for-sale condominium homes and provide other services to third parties. Post Services is a “taxable REIT subsidiary” as defined in the Internal Revenue Code. The Operating Partnership owns 100% of the voting and nonvoting common stock of Post Services, Inc.

Business Strategy

The Company’s mission is to deliver superior satisfaction and value to its residents, associates and investors, with a vision to be the first choice in quality multifamily living. Key elements of the Company’s business strategy are as follows:

Investment, Disposition and Acquisition Strategy
The Company’s investment, disposition and acquisition strategy is aimed to achieve a real estate portfolio that has uniformly high quality, low average age properties and cash flow diversification. The Company plans to achieve its objectives by reducing its asset concentration in Atlanta, Georgia, while at the same time, building critical mass in other core markets where it may currently lack the portfolio size to achieve operating efficiencies and the full value of the Post® brand. The Company defines critical mass for this purpose as at least 2,000 apartment units or $200 million of investment in a particular market. The Company’s goal ultimately is to reduce its concentration in Atlanta, Georgia, measured by dollars invested, to not more than 30% of the portfolio.

The Company plans to achieve its objectives by selling older and least competitively located properties, and it may also consider selling joint venture interests in some of its core properties or selectively converting some of these properties to for-sale (condominium) housing depending on market conditions. The Company expects that this strategy will provide capital to reinvest in new communities in dynamic neighborhoods and may also allow for leveraged returns through joint venture structures that preserve Post® branded property and asset management.

The Company is focusing on a limited number of major cities and has regional value creation capabilities. The Company has investment and development personnel to pursue acquisitions, development, rehabilitations and dispositions of apartment communities and select multifamily for-sale (condominium) opportunities that are consistent with its market strategy. The Company’s value creation capabilities include the regional value creation teams in Atlanta, Georgia (focusing on the Southeast), Washington, DC (focusing on the mid-Atlantic market and New York, New York) and Dallas, Texas (focusing on the Southwest, currently limited to the Texas market). The Company operates in nine markets as of December 31, 2006. The Company expects to enter the Raleigh, North Carolina market in 2007.

Key elements of the Company’s investment and acquisition strategy include instilling a disciplined team approach to development and acquisition decisions and selecting sites and properties in infill suburban and urban locations in strong primary markets that serve the higher-end multifamily consumer. The Company plans to develop, construct and continually maintain and improve its apartment communities consistent with quality standards management believes are synonymous with the Post® brand. New acquisitions will be limited to properties that meet, or that are expected to be repositioned and improved to meet, its quality and location requirements. The Company will generally pursue acquisitions either to rebalance its property portfolio, using the proceeds of asset sales to redeploy capital in markets where critical mass is desired, or to pursue opportunistic purchases on a selective basis where market conditions warrant.

Post® Brand Name Strategy
The Post® brand name has been cultivated for more than 35 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company believes that it provides its residents with a high level of service, including attractive landscaping and numerous amenities, including controlled access, high-speed connectivity, on-site business centers, on-site courtesy officers, urban vegetable gardens and fitness centers at a number of its communities.

Key elements in implementing the Company’s brand name strategy include extensively utilizing the trademarked brand name and coordinating its advertising programs to increase brand name recognition. During recent years, the Company implemented new marketing campaigns, started new customer service programs designed to maintain high levels of resident satisfaction and have provided employees and residents new opportunities for community involvement, all intended to enhance what it believes is a valuable asset.

Post Properties, Inc.
Post Apartment Homes, L.P.

In early 2005, the Company launched a new for-sale housing brand, Post Preferred Homestm, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing assets into upscale for-sale condominium housing in several key markets. The Company’s for-sale ventures are marketed under the Post Preferred Homestm brand to differentiate for-sale product from the Company’s rental portfolio while capitalizing on the Company’s unique brand heritage.

Service and Associate Development Strategy
The Company’s service orientation strategy includes utilizing independent third parties to regularly measure resident satisfaction and providing performance incentives to its associates linked to delivering a high level of service and enhancing resident satisfaction. The Company also achieves its objective by investing in the development and implementation of training programs focused on associate development, improving the quality of its operations and the delivery of resident service.

Operating Strategy
The Company’s operating strategy includes striving to be an innovator and a leader in anticipating customer needs while achieving operating consistency across its properties. The Company also will continue to explore opportunities to improve processes and technology that drive efficiency in its business. Since 2005, the Company implemented new property operating, centralized procurement and revenue pricing software for this purpose.

Financing Strategy
The Company’s financing strategy is to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company plans to achieve its objectives by generally maintaining total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, by generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 25% of aggregate indebtedness, and by maintaining adequate liquidity through its unsecured lines of credit. At December 31, 2006, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and its total variable rate indebtedness as a percentage of total indebtedness were below these percentages.

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

Post Investment Group
Post Investment Group is responsible for all development, acquisition, rehabilitation, disposition, for-sale (condominium) and asset management activities of the Company. For development, this includes site selection, zoning and regulatory approvals, project design and construction management. This division is also responsible for apartment community acquisitions as well as property dispositions and strategic joint ventures that the Company undertakes as part of its investment strategy. The division recommends and executes major value added renovations and redevelopments of existing communities as well as direction for investment levels within each city and any new geographic market areas and new product types that the Company may consider.

Post Corporate Services
Post Corporate Services provides executive direction and control to the Company’s other divisions and subsidiaries and has responsibility for the creation and implementation of all Company financing, capital and risk management strategies. All accounting, management reporting, compliance, information systems, human resources, legal, risk management and insurance services required by the Company and all of its affiliates are centralized in Post Corporate Services.

Operating Segments

The Post Apartment Management division of the Company manages the owned apartment communities based on the operating segments associated with the various stages in the apartment ownership lifecycle. The Company’s primary

Post Properties, Inc.
Post Apartment Homes, L.P.

operating segments are described below. In addition to these segments, all commercial properties and other ancillary service and support operations are reviewed and managed separately and in the aggregate by Company management.

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Condominium conversion communities — those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1 to the consolidated financial statements).

•	Development, rehabilitation and lease-up communities — those communities that are under development, rehabilitation and in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Acquired communities — those communities acquired in the current or prior year.

A summary of segment operating results for 2006, 2005 and 2004 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2002 through December 31, 2006, the Company and its affiliates have developed and completed 2,608 apartment units in 10 apartment communities including the expansion of three communities, and sold 30 apartment communities containing an aggregate of 13,174 apartment units. During the same period, the Company acquired 5 apartment communities containing 1,487 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2006		2005		2004	2003	2002

Units developed and completed	—		—		—	468	2,140
Units acquired	669	(1)	319		499	—	—
Units sold	(1,342	)(2)	(3,051	)(4)	(3,880)	(2,236)	(2,665)
Units sold as condominiums or currently being converted into for-sale condominiums	—		(731	)(5)	—	—	—
Total units completed and owned by the Company and its affiliates (including units held for sale) at year-end	20,564	(3)	21,237	(6)	24,700	28,081	29,849
Total revenues from continuing operations (in thousands)	$300,096		$280,496		$266,792	$251,851	$247,705

(1)	Excludes 150 units currently in lease-up, as the community was undergoing renovation upon purchase.

(2)	Includes a net reduction of 2 apartment units to reflect the addition of four apartment units at one community and a reduction of six apartment units at another community to facilitate an expansion.

(3)	Excludes 1,181 apartment units currently under development or in lease-up at December 31, 2006.

(4)	Includes reduction of 4 apartment units that were combined with other units.

(5)	Represents all units within communities that began conversion into condominiums in 2005. Of these units, 219 and 282 units were sold in 2005 and 2006, respectively.

(6)	Excludes 205 apartment units under development at December 31, 2005.

Post Properties, Inc.
Post Apartment Homes, L.P.

Current Development Activity

At December 31, 2006, the Company had three communities and one community expansion under development and lease-up, containing 1,031 apartment units, and 230 for-sale condominium homes under development in two communities. These communities are summarized in the table below.

				Costs
				Incurred			Estimated
		Number	Estimated	as of	Quarter of	Quarter of	Quarter of		Estimated	Units
		of	Construction	December 31,	Construction	First Units	Stabilized	Units	Quarter	Under	Units
Community	Location	Units	Cost	2006	Start	Available	Occupancy(1)	Leased(2)	Sell-out	Contract(3)	Closed
			($ in millions)	($ in millions)

Apartments:
Post Alexandertm	Atlanta, GA	307	$62.8	$17.3	2Q 2006	1Q 2008	1Q 2009	—	N/A	N/A	N/A
Post Carlyle Squaretm	Washington, D.C. Area	205	59.0	54.4	4Q 2004	4Q 2006	4Q 2007	43	N/A	N/A	N/A
Post Eastsidetm	Dallas, TX	435	53.9	8.2	4Q 2006	4Q 2007	1Q 2009	—	N/A	N/A	N/A
Post Hyde Park® (expansion)(4)	Tampa, FL	84	18.6	5.5	4Q 2006	1Q 2008	4Q 2008	—	N/A	N/A	N/A

Total Apartments		1,031	$194.3	$85.4				—

Condominiums:
The Condominiums at Carlyle Squaretm	Washington, D.C. Area	145	$45.3	$36.5	4Q 2004	2Q 2007	N/A	N/A	2Q 2008	94	—
Mercer Squaretm	Dallas, TX	85	17.3	8.5	2Q 2006	3Q 2007	N/A	N/A	3Q 2008	5	—

Total Condominiums		230	$62.6	$45.0						99	—

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	As of January 29, 2007.

(3)	As of January 29, 2007, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium homes under contract will close.

(4)	Total estimated construction costs for the Post Hyde Park® expansion include the estimated replacement costs of six apartment units at the Company’s existing Hyde Park community that are being demolished to accommodate the expansion.

Competition

All of the Company’s apartment and for-sale (condominium) communities are located in developed markets that include other upscale apartments and for-sale (condominium) projects owned by numerous public and private companies. Some of these companies may have substantially greater resources and greater access to capital than the Company, allowing them to grow at rates greater than the Company. The number of competitive upscale apartment and for-sale (condominium) properties and companies in a particular market could have a material effect on the Company’s ability to lease apartment units at its apartment communities, including any newly developed or acquired communities, and on the rents charged, and could have a material effect on the Company’s ability to sell for-sale (condominium) units and on the selling prices of such units. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of upscale apartment communities or potential purchasers of for-sale (condominium) units.

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

Americans with Disabilities Act and Fair Housing Act

The Company’s multi-family housing communities and any newly acquired multi-family housing communities must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s multi-family housing communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multi-family housing communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company must also comply

Post Properties, Inc.
Post Apartment Homes, L.P.

with the Fair Housing Amendment Act of 1988, or the FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to persons with disabilities.

Noncompliance with the FHAA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of multi-family housing units covered under the FHAA. In addition to the ADA and FHAA, state and local laws exist that impact the Company’s multi-family housing communities with respect to access thereto by persons with disabilities. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the Company with respect to improved access by persons with disabilities. The ADA, FHAA, or other existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs.

Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and ADA. In November 2006, the Equal Rights Center, or ERC, filed a lawsuit against the Company and the Operating Partnership alleging various violations of the FHAA and the ADA at certain properties designed, constructed or operated by the Company and the Operating Partnership. The ERC seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family housing units and public use areas to comply with the FHAA and ADA and prohibiting construction or sale of noncompliant units or complexes.

Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision. The Company cannot ascertain the ultimate cost of compliance with the ADA, FHAA or other similar state and local legislation and such costs are not likely covered by insurance policies. The cost associated with ongoing litigation or compliance could be substantial and could adversely effect the Company’s business, results of operations and financial condition.

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

If necessary, remediation or mitigation of contamination, including removal of contaminated soil and/or underground storage tanks, placement of impervious barriers, or creation of land use or deed restrictions, is undertaken either prior to development or at another appropriate time. When performing remediation activities, the Company is subject to a variety of environmental requirements. In some cases, the Company obtains state approval of the selected remediation and mitigation measures by entering into voluntary environmental cleanup programs administered by state agencies.

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

Post Properties, Inc.
Post Apartment Homes, L.P.

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

Post Properties, Inc.
Post Apartment Homes, L.P.

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

The Company intends to continue to develop and construct apartment communities and may convert existing apartment communities into condominiums or develop for-sale (condominium) housing. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

•	the Company may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs;

•	the Company may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs or unforeseen environmental conditions, which could make completion of the property uneconomical, and the Company may not be able to increase rents or for-sale (condominium) unit sales prices to compensate for the increase in construction costs;

•	the Company may abandon development opportunities that it has already begun to explore, and it may fail to recover expenses already incurred in connection with exploring those opportunities, causing potential impairment losses to be incurred;

•	the Company has at times been and may continue to be unable to complete construction and lease-up of a community on schedule and meet financial goals for development projects;

•	because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, the Company may be unable to meet its profitability goals for that community; and

•	land costs and construction costs have been increasing in the Company’s markets, and may continue to increase in the future and, in some cases, the costs of upgrading acquired communities have, and may continue to, exceed original estimates and the Company may be unable to charge rents, or sales prices with respect to for-sale (condominium) product, that would compensate for these increases in costs.

Possible difficulty of selling apartment communities could limit the Company’s operational and financial flexibility.

Purchasers may not be willing to pay acceptable prices for apartment communities that the Company wishes to sell. A weak market may limit the Company’s ability to change its portfolio promptly in response to changing economic conditions. Also, if the Company is unable to sell apartment communities or if it can only sell apartment communities at prices lower than are generally acceptable, then the Company may have to take on additional leverage in order to provide adequate capital to execute its development and construction and acquisitions strategy. Furthermore, a portion of the proceeds from the Company’s overall property sales in the future may be held in escrow accounts in order for some sales to qualify as like- kind exchanges under Section 1031 of the Internal Revenue Code so that any related capital gain can be deferred for federal income tax purposes. As a result, the Company may not have immediate access to all of the cash flow generated from property sales.

Post Properties, Inc.
Post Apartment Homes, L.P.

The Company is subject to increased exposure to economic and other competitive factors due to the concentration of its investments in certain markets.

At December 31, 2006, approximately 44.5%, 18.8%, 12.1% and 9.7% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. The Company is therefore subject to increased exposure to economic and other competitive factors specific to its markets within these geographic areas.

Failure to generate sufficient cash flows could affect the Company’s debt financing and create refinancing risk.

The Company is subject to the risks normally associated with debt financing, including the risk that its cash flow will be insufficient to make required payments of principal and interest. Although the Company may be able to use cash flow generated by its apartment communities or through the sale of for-sale (condominium) housing to make future principal payments, it may not have sufficient cash flow to be available to make all required principal payments and still meet the distribution requirements that the Company must satisfy in order to maintain its status as a real estate investment trust or “REIT” for federal income tax purposes. The following factors, among others, may affect the cash flows generated by the Company’s apartment communities and through the sale of for-sale (condominium) housing:

•	the national and local economies;

•	local real estate market conditions, such as an oversupply of apartment homes or competing for-sale (condominium) housing;

•	the perceptions by prospective residents or buyers of the safety, convenience and attractiveness of the Company’s communities and the neighborhoods in which they are located;

•	the Company’s ability to provide adequate management, maintenance and insurance for its apartment communities;

•	rental expenses for its apartment communities, including real estate taxes, insurance and utilities; and

•	the level of mortgage interest rates and its impact on the demand for prospective buyers of for-sale (condominium) housing.

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagee. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2006, the Company had outstanding mortgage indebtedness of $364,866 (of which approximately $84,000 matures in 2007), senior unsecured debt of $560,000 (of which $25,000 matures in 2007) and unsecured line of credit borrowings of $108,913.

The Company could become more highly leveraged which could result in an increased risk of default and in an increase in its debt service requirements.

The Company’s stated goal is to generally maintain total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, to generally limit variable rate indebtedness as a percentage of total indebtedness to not more than 25% of aggregate indebtedness, and to maintain adequate liquidity through the Company’s unsecured lines of credit.

At December 31, 2006, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these percentages. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and in an increased risk of default on the obligations of the Company and the Operating Partnership. In addition, the Company’s and the Operating Partnership’s ability to incur debt is limited by covenants in bank and other credit agreements and in the Company’s outstanding senior unsecured notes. The Company manages its debt to be in compliance with its stated policy and with these debt covenants, but subject to compliance with these covenants, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more

Post Properties, Inc.
Post Apartment Homes, L.P.

leveraged, resulting in an increased risk of default on its obligations and in an increase in debt service requirements, both of which could adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

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

The Company’s condominium conversion and for-sale (condominium) housing business involves unique business risks and challenges.

The Company’s ability to successfully complete a condominium conversion or other for-sale housing project, sell the units and achieve management’s economic goals in connection with the transaction is subject to various risks and challenges, which if they materialize, may have an adverse effect on the Company’s business, results of operations and financial condition including:

•	the inability to obtain approvals to rezone the property and releases from financing obligations and increases in costs resulting from delays in obtaining such approvals and releases;

•	understanding the costs necessary to bring a newly developed or converted for-sale (condominium) property up to standards required for its intended market position;

•	lack of demand by prospective buyers;

•	oversupply of condominiums in a given market;

•	the inability of buyers to qualify for financing;

•	lower than anticipated sale prices;

•	the inability to close on sales of individual units under contract;

•	competition from other condominiums and other types of residential housing; and

•	liability claims from condominium associations or others asserting that construction performed was defective, resulting in litigation and/or settlement discussions.

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

The Company’s apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership could adversely affect the Company’s ability to retain its residents, lease apartment homes and increase or maintain rents.

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

For the full year of 2007, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures for 2007 will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. The Company intends to use primarily the proceeds from 2007 asset (including condominium) sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. In prior periods, the additional funding, in excess of cash flows from operating activities less operating capital expenditures, required to pay the quarterly dividends was funded through a combination of line of credit borrowings and proceeds from asset sales. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

Changing interest rates could increase interest costs and could affect the market price of the Company’s securities.

The Company has incurred, and expects to continue to incur, debt bearing interest at rates that vary with market interest rates. Therefore, if interest rates increase, the Company’s interest costs will rise to the extent its variable rate debt is not hedged effectively. Further, while the Company’s stated goal is to limit variable rate debt to not more than 25% of total indebtedness, management may adjust these levels over time. In addition, an increase in market interest rates may lead purchasers of the Company’s securities to demand a higher annual yield, which could adversely affect the market price of the Company’s common and preferred stock and debt securities.

Interest rate hedging contracts may be ineffective and may result in material charges.

From time to time when the Company anticipates issuing debt securities, it may seek to limit exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. The Company may do this to increase the predictability of its financing costs. Also, from time to time, the Company may rely on interest rate hedging contracts to limit its exposure under variable rate debt to unfavorable changes in market interest rates. If the pricing of new debt securities is not within the parameters of, or market interest rates produce a lower interest cost than the Company incurs under, a particular interest rate hedging contract, the contract may be ineffective. Furthermore, the settlement of interest rate hedging contracts has at times involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite the Company’s efforts to minimize its exposure to interest rate fluctuations, the Company cannot guarantee that it will maintain coverage for all of its outstanding indebtedness at any particular time. If the Company does not effectively protect itself from this risk, it may be subject to increased interest costs resulting from interest rate fluctuations.

Failure to succeed in new markets may limit the company’s growth.

The Company may from time to time commence development activity or make acquisitions outside of its existing market areas if appropriate opportunities arise. The Company’s historical experience in its existing markets does not ensure that it

Post Properties, Inc.
Post Apartment Homes, L.P.

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

Compliance or failure to comply with laws requiring access to the Company’s properties by persons with disabilities could result in substantial cost.

The Company’s multi-family housing communities and any newly acquired multi-family housing communities must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s multi-family housing communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multi-family housing communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

The Company must also comply with the Fair Housing Amendment Act of 1988, or the FHAA, which requires that multi-family housing communities first occupied after March 13, 1991 be accessible to persons of disabilities. Noncompliance with the FHAA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. In addition to the ADA and FHAA, state and local laws exist that impact the Company’s multi-family housing communities with respect to access thereto by persons with disabilities. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the company with respect to improved access by persons with disabilities. The ADA, FHAA, or other existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs.

Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and ADA. In November 2006, the Equal Rights Center, or ERC, filed a lawsuit against the Company and the Operating Partnership alleging various violations of the FHAA and the ADA at certain properties designed, constructed or operated by the Company and the Operating Partnership. The ERC seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family housing units and public use areas to comply with the FHAA and ADA and prohibiting construction or sale of noncompliant units or complexes.

Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision. The Company cannot ascertain the ultimate cost of compliance with the ADA, FHAA or other similar state and local legislation and such costs are not likely covered by insurance policies. The cost associated with ongoing litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations and financial condition.

Any weaknesses identified in the Company’s system of internal controls by the Company and its independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the Company’s business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, the Company’s independent registered public accounting firm must report on management’s evaluation of those controls. In future periods, the Company may identify deficiencies in its system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

Post Properties, Inc.
Post Apartment Homes, L.P.

Losses from natural catastrophes may exceed insurance coverage.

The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance on its properties, which are believed to be of the type and amount customarily obtained on real property assets. The Company intends to obtain similar coverage for properties acquired or developed in the future. However, some losses, generally of a catastrophic nature, such as losses from floods or wind storms, may be subject to limitations. The Company exercises discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on its investments at a reasonable cost and on suitable terms; however, the Company may not be able to maintain its insurance at a reasonable cost or in sufficient amounts to protect it against potential losses. Further, the Company’s insurance costs could increase in future periods. If the Company suffers a substantial loss, its insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

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

As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been a number of lawsuits in the Company’s industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. The Company has implemented guidelines and procedures to address moisture infiltration and resulting mold issues if and when they arise. The Company believes that these measures will minimize the potential for any adverse effect on its residents. The terms of its property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against the Company, the Company would be required to use its funds to resolve the issue, including litigation costs. The Company makes no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future impact on its business, results of operations and financial condition.

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

Post Properties, Inc.
Post Apartment Homes, L.P.

financial condition will be adversely affected. Consequently, the Company’s cash flow and ability to service debt and make distributions to security holders would be reduced.

The Company may fail to qualify as a REIT for federal income tax purposes.

The Company’s qualification as a REIT for federal income tax purposes depends upon its ability to meet on a continuing basis, through actual annual operating results, distribution levels and diversity of stock ownership, the various qualification tests and organizational requirements imposed upon REITs under the Internal Revenue Code. The Company believes that it has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993, and plans to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements, however, are highly technical and complex. Therefore, the Company may not have qualified or may not continue to qualify in the future as a REIT. The determination that the Company qualifies as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within the Company’s control. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

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

In 2004 and in prior years, the Company recorded impairment charges on assets held for investment and assets designated as held for sale. There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets. For the years ended December 31, 2006, 2005 and 2004, management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record additional impairment charges. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company’s results of operations and funds from operations in the period in which the charge is taken.

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

Preferred shares.  The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000,000 shares of preferred stock, of which 2,900,000 were outstanding as of December 31, 2006. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

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

At December 31, 2006, the Company owned 59 Post® multifamily apartment communities, including two communities held in unconsolidated entities and two communities in lease-up that were partially operating during 2006. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total

Atlanta, GA	24	9,300	44.5%
Dallas, TX	13	3,939	18.8%
Greater Washington, D.C.	7	2,538	12.1%
Tampa, FL	4	2,027	9.7%
Charlotte, NC	4	1,388	6.6%
Houston, TX	2	837	4.0%
New York, NY	2	337	1.6%
Austin, TX	2	308	1.5%
Orlando, FL	1	245	1.2%

	59	20,919	100.0%

Thirty-five of the communities have in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units. The average age of the communities is approximately nine years. The average economic occupancy rate was unchanged at 94.7% for the years ended December 31, 2006 and 2005, and the average monthly rental rate per apartment unit was $1,163 and $1,106, respectively, for the 48 communities stabilized for each of the years ended December 31, 2006 and 2005. See “Selected Financial Information.”

At December 31, 2006, the Company also had 826 apartment units in two communities and the expansion of one community currently under construction.

At December 31, 2006, the Company is also developing two ground-up condominium projects, consisting of 230 homes. The Company is also converting apartment homes in four communities initially consisting of 597 units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary, at December 31, 2006.

Post Properties, Inc.
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

				December 2006	2006
				Average	Average
		Year	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	Units	Per Unit	Occupancy(2)

Georgia
Post Ashford®	Atlanta	1987	222	$828	94.4%
Post Biltmoretm(3)	Atlanta	2001	276	1,123	96.6%
Post Briarclifftm	Atlanta	1999	688	1,081	95.9%
Post Brookhaven®	Atlanta	1990-1992(4)	735	956	93.6%
Post Chastain®(7)	Atlanta	1990	558	997	90.0%
Post Collier Hills®	Atlanta	1997	396	993	94.8%
Post Crest®	Atlanta	1996	410	1,015	95.0%
Post Crossing®	Atlanta	1995	354	1,076	93.7%
Post Dunwoody®	Atlanta	1989-1996(4)	530	989	95.4%
Post Gardens®	Atlanta	1998	397	1,132	93.5%
Post Glen®	Atlanta	1997	314	1,170	92.7%
Post Lenox Park®	Atlanta	1995	206	1,072	93.9%
Post Lindbergh®	Atlanta	1998	396	1,045	94.8%
Post Oaktm	Atlanta	1993	182	1,010	94.8%
Post Oglethorpe®	Atlanta	1994	250	1,278	93.5%
Post Parksidetm	Atlanta	2000	188	1,303	96.3%
Post Peachtree Hills®	Atlanta	1992-1994(4)	300	1,059	95.3%
Post Renaissance®(5)	Atlanta	1992-1994(4)	342	1,031	96.5%
Post Ridge®	Atlanta	1998	434	1,038	94.5%
Post Riverside®	Atlanta	1998	523	1,437	93.5%
Post Springtm	Atlanta	2000	452	977	94.1%
Post Stratfordtm(5)	Atlanta	2000	250	1,166	92.0%
Post Vinings®	Atlanta	1989-1991(4)	403	846	96.4%
Post Woods®	Atlanta	1977-1983(4)	494	906	95.2%

Subtotal/Average — Georgia			9,300	1,054	94.3%

Texas
Post Abbeytm	Dallas	1996	34	1,820	95.9%
Post Addison Circletm	Dallas	1998-2000(4)	1,334	980	92.4%
Post Barton Creektm	Austin	1998	160	1,337	95.0%
Post Cole’s Cornertm	Dallas	1998	186	1,042	93.9%
Post Gallerytm	Dallas	1999	34	2,890	91.1%
Post Heightstm	Dallas	1998-1999(4)	368	1,100	92.8%
Post Legacy	Dallas	2000	384	933	93.5%
Post Meridiantm	Dallas	1991	133	1,127	94.0%
Post Midtown Square®	Houston	1999-2000(4)	529	1,043	92.8%
Post Park Mesatm	Austin	1992	148	1,134	91.4%
Post Rice Loftstm(5)	Houston	1998	308	1,311	93.6%
Post Squaretm	Dallas	1996	218	1,175	94.4%
Post Uptown Villagetm	Dallas	1995-2000(4)	496	922	93.9%
Post Vineyardtm	Dallas	1996	116	996	94.6%
Post Vintagetm	Dallas	1993	161	987	95.6%
Post Wilson Buildingtm(5)	Dallas	1999	143	1,195	90.2%
Post Worthingtontm(7)	Dallas	1993	332	1,248	66.6%

Subtotal/Average — Texas			5,084	1,079	91.2%

Post Properties, Inc.
Post Apartment Homes, L.P.

				December 2006	2006
				Average	Average
		Year	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	Units	Per Unit	Occupancy(2)

COMMUNITY INFORMATION
Florida
Post Bay at Rocky Pointtm(6)	Tampa	1997	150	1,417	N/A
Post Harbour Placetm	Tampa	1999-2002(4)	578	1,400	95.4%
Post Hyde Park®	Tampa	1996	383	1,364	97.2%
Post Parksidetm	Orlando	1999	245	1,422	95.6%
Post Rocky Point®	Tampa	1996-1998(4)	916	1,213	95.4%

Subtotal/Average — Florida			2,272	1,322	95.8%

North Carolina
Post Ballantyne	Charlotte	2004	323	1,087	93.2%
Post Gateway Placetm	Charlotte	2000	436	1,082	94.7%
Post Park at Phillips Place®	Charlotte	1998	402	1,286	94.1%
Post Uptown Placetm	Charlotte	2000	227	1,124	96.2%

Subtotal/Average — North Carolina			1,388	1,149	94.4%

Greater Washington, D.C.
Post Carlyle Squaretm(6)	D.C.	2006	205	2,148	N/A
Post Corners at Trinity Centre	Fairfax Co., VA	1996	336	1,432	97.5%
Post Fallsgrove	Rockville, MD	2003	361	1,525	98.7%
Post Forest®	Fairfax Co., VA	1990	364	1,363	98.0%
Post Massachusetts Avenuetm(3)	D.C.	2002	269	2,569	93.0%
Post Pentagon Rowtm(5)	Arlington Co., VA	2001	504	2,136	96.3%
Post Tysons Cornertm	Fairfax Co., VA	1990	499	1,596	95.8%

Subtotal/Average — Washington, D.C.			2,538	1,786	96.1%

New York
Post Luminariatm	New York	2002	138	3,567	95.7%
Post Toscanatm	New York	2003	199	3,741	96.4%

Subtotal/Average — New York			337	3,670	96.1%

Total			20,919	$1,248	94.2%

(1)	Refers to greater metropolitan areas of cities indicated.
(2)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3)	These communities are owned in unconsolidated entities (Company equity ownership is 35%).
(4)	These dates represent the respective completion dates for multiple phases of a community.
(5)	The Company has a leasehold interest in the land underlying these communities.
(6)	During 2006, the communities were in lease-up and, therefore, the average economic occupancy information for these communities is not included above.
(7)	These communities are undergoing rehabilitation.

Post Properties, Inc.
Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

The Company has previously disclosed litigation brought by an alleged Company shareholder against the Company, certain members of the Company’s board of directors, and certain of its executive officers, seeking, among other things, inspection of certain corporate records. On December 22, 2006, the parties to the litigation agreed to settle any and all claims that the parties had or may have had with respect to the previously-disclosed actions styled Amy Vasquez v. Robert L. Anderson, et al., Civil Action No. 2003-CV-69140, Clem Fowler v. Robert C. Goddard, III, et al., Civil Action No. 2003-CV-69608, Superior Court of Fulton County, Georgia, Ronald S. Leventhal v. Robert C. Goddard, III, et al., Superior Court of Fulton County, Georgia, Civil Action No. 2004-CV-85875, Ronald S. Leventhal v. Robert C. Goddard, III, et al., United States District Court for the Northern District of Georgia, Civil Action Number 1:04-CV-1445, Post Properties, Inc. v. John Does 1-5, Civil Action No. 2005-CV-105244, Superior Court of Fulton County, Georgia, and certain other related matters. In reaching this settlement, the Company and the individual defendants did not pay any money to the shareholder and denied any and all liability. All litigation embraced by the settlement has been dismissed with prejudice.

In November 2006, the Equal Rights Center filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act and the Americans with Disabilities Act at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the Fair Housing Act and the Americans with Disabilities Act and prohibiting construction or sale of noncompliant units or complexes. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Post Properties, Inc.
Post Apartment Homes, L.P.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of February 15, 2007 are as follows:

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

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert.  Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 44 years old.

Thomas D. Senkbeil.  Mr. Senkbeil has been an Executive Vice President and Chief Investment Officer of the Company since June 2003. From July 2000 to December 2002, Mr. Senkbeil was President and Chief Operating Officer of Carter & Associates, a leading regional full-service real estate firm, overseeing the daily operation of Carter’s four business units: Brokerage, Corporate Real Estate Services, Development, and Property Management and Leasing. Prior to joining Carter & Associates, Mr. Senkbeil was Chief Investment Officer and a member of the board of directors at Duke Realty Corporation and its predecessor, Weeks Corporation, from June 1992 to July 2000. Mr. Senkbeil is 57 years old.

Thomas L. Wilkes.  Mr. Wilkes has been an Executive Vice President and President of Post Apartment Management since January 2001. From October 1997 through December 2000, he was an Executive Vice President and Director of Operations for Post Apartment Management responsible for the operations of Post communities in the Western United States. Mr. Wilkes was a Senior Vice President of Columbus Realty Trust from December 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a member of the Columbus Group, from its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 47 years old.

Christopher J. Papa.  Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 41 years old.

Sherry W. Cohen.  Ms. Cohen has been with the Company for twenty two years. Since October 1997, she has been an Executive Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 52 years old.

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

Post Properties, Inc.
Post Apartment Homes, L.P.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (In thousands, except per share and shareholder/unitholder amounts)

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

			Dividends
Quarter	High	Low	Declared

2005
First Quarter	$35.25	$30.13	$0.45
Second Quarter	37.74	30.47	0.45
Third Quarter	40.52	35.86	0.45
Fourth Quarter	42.00	33.83	0.45
2006
First Quarter	$48.00	$39.69	$0.45
Second Quarter	46.32	40.88	0.45
Third Quarter	48.74	44.90	0.45
Fourth Quarter	50.47	44.46	0.45

On February 15, 2007, the Company had 1,539 common shareholders of record and 43,565 shares of common stock outstanding.

The Company pays regular quarterly dividends to holders of shares of its common stock. Future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and other factors that the board of directors deems relevant. For a discussion of the Company’s credit agreements and their restrictions on dividend payments, see note 4 to the consolidated financial statements.

During 2006, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 15, 2007, the Operating Partnership had 49 holders of record of Common Units and 648 Common Units outstanding, excluding the 43,565 of Common Units owned by the Company.

For each quarter during 2006 and 2005, the Operating Partnership paid a cash distribution to holders of Common Units equal in amount to the dividends paid on the Company’s common stock for such quarter.

During 2006, the Operating Partnership did not sell any unregistered securities.

In the fourth quarter of 2006, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008. Under its previous stock repurchase program which expired on December 31, 2006, the Company repurchased approximately 109 shares of its common stock totaling approximately $5,000 at an average price of $45.70 under 10b5-1 stock purchase plans in 2006. The Company also repurchased approximately 1,031 shares of its common stock totaling approximately $34,400 at an average price of $33.38 under 10b5-1 stock purchase plans in 2005. The approximate dollar value of shares that may yet be purchased under repurchase plans shown below at December 31, 2006 reflects amounts available under the Company’s old program which has expired and been replaced with the new program discussed above. The following table summarizes the Company’s purchases of its equity securities in the three months ended December 31, 2006 (in thousands, except per share amounts).

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

October 1, 2006 to October 31, 2006	—	$—	—	$165,600
November 1, 2006 to November 30, 2006	—	—	—	165,600
December 1, 2006 to December 31, 2006	109	45.70	109	160,600

Total	109	$45.70	109	$160,600

Post Properties, Inc.
Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.
(In thousands, except per share and apartment unit data)

	Year Ended December 31,
	2006	2005	2004	2003	2002

STATEMENT OF OPERATIONS DATA
Revenues
Rental	$282,650	$264,763	$251,661	$238,323	$234,593
Other	17,446	15,733	15,131	13,534	13,112

Total revenues	$300,096	$280,496	$266,792	$251,851	$247,705

Income (loss) from continuing operations(1)	$30,934	$5,356	$(26,715)	$(28,280)	$21,732
Income from discontinued operations(2)	70,535	136,592	114,934	42,436	39,014

Net income	101,469	141,948	88,219	14,156	60,746
Dividends to preferred shareholders	(7,637)	(7,637)	(8,325)	(11,449)	(11,449)
Redemption costs on preferred stock and units	—	—	(3,526)	—	—

Net income available to common shareholders	$93,832	$134,311	$76,368	$2,707	$49,297

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — basic	$0.54	$(0.06)	$(0.97)	$(1.05)	$0.28
Income from discontinued operations — basic	1.65	3.40	2.89	1.13	1.06
Net income available to common shareholders — basic	2.19	3.34	1.92	0.07	1.33
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — diluted	0.53	$(0.06)	$(0.97)	$(1.05)	$0.28
Income from discontinued operations — diluted	1.62	3.40	2.89	1.13	1.06
Net income available to common shareholders — diluted	2.15	3.34	1.92	0.07	1.33
Dividends declared	1.80	1.80	1.80	1.80	3.12
Weighted average common shares outstanding — basic	42,812	40,217	39,777	37,688	36,939
Weighted average common shares outstanding — diluted	43,594	40,217	39,777	37,688	36,954

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,580,092	$2,416,335	$2,502,418	$2,596,376	$2,705,215
Real estate, net of accumulated depreciation	2,028,580	1,899,381	1,977,719	2,085,517	2,258,037
Total assets	2,116,647	1,981,454	2,053,842	2,215,451	2,508,151
Total indebtedness	1,033,779	980,615	1,129,478	1,186,322	1,414,555
Shareholders’ equity	956,454	881,009	788,070	796,526	833,699

OTHER DATA
Cash flow provided by (used in):
Operating activities	$94,326	$86,761	$79,105	$91,549	$119,763
Investing activities	(104,464)	70,293	131,873	234,195	(48,821)
Financing activities	7,391	(150,767)	(212,189)	(330,800)	(69,355)
Total stabilized communities (at end of period)	55	57	65	70	75
Total stabilized apartment units (at end of period)	20,019	21,237	24,700	27,613	29,199
Average economic occupancy (fully stabilized communities)(3)	94.7%	94.5%	93.5%	91.9%	90.9%

(1)	Income (loss) from continuing operations in 2006 includes final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503. Income (loss) from continuing operations in 2005 includes a $5,267 gain on sale of technology investment and severance charges of $796. Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626. See note 4 to the consolidated financial statements for a discussion of these costs. Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737.
(2)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations.
(3)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 94.0%, 93.9%, 93.0%, 90.8% and 89.1% for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively). Net concessions were $1,255, $947, $621, $2,518 and $4,215 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Employee discounts were $765, $398, $442, $535 and $660 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.
Post Apartment Homes, L.P.

Post Apartment Homes, L.P.
(In thousands, except per unit and apartment unit data)

	Year Ended December 31,
	2006	2005	2004	2003	2002

STATEMENT OF OPERATIONS DATA
Revenues
Rental	$282,650	$264,763	$251,661	$238,323	$234,593
Other	17,446	15,733	15,131	13,534	13,112

Total revenues	$300,096	$280,496	$266,792	$251,851	$247,705

Income (loss) from continuing operations(1)	$31,385	$5,236	$(25,550)	$(27,212)	$28,738
Income from discontinued operations(2)	71,901	143,811	122,727	47,309	44,380

Net income	103,286	$149,047	$97,177	$20,097	$73,118
Distributions to preferred unitholders	(7,637)	(7,637)	(12,105)	(17,049)	(17,049)
Redemption costs on preferred units	—	—	(3,526)	—	—

Net income available to common unitholders	$95,649	$141,410	$81,546	$3,048	$56,069

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — basic	$0.54	$(0.06)	$(0.97)	$(1.05)	$0.28
Income from discontinued operations — basic	1.65	3.40	2.89	1.12	1.06
Net income available to common unitholders — basic	2.19	3.34	1.92	0.07	1.33
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — diluted	$0.53	$(0.06)	$(0.97)	$(1.05)	$0.28
Income from discontinued operations — diluted	1.62	3.40	2.89	1.12	1.06
Net income available to common unitholders — diluted	2.15	3.34	1.92	0.07	1.33
Distributions declared	1.80	1.80	1.80	1.80	3.12
Weighted average common units outstanding — basic	43,645	42,353	42,474	42,134	42,021
Weighted average common units outstanding — diluted	44,427	42,353	42,474	42,134	42,036

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,580,092	$2,416,335	$2,502,418	$2,596,376	$2,705,215
Real estate, net of accumulated depreciation	2,028,580	1,899,381	1,977,719	2,085,517	2,258,037
Total assets	2,116,647	1,981,454	2,053,842	2,215,451	2,508,151
Total indebtedness	1,033,779	980,615	1,129,478	1,186,322	1,414,555
Partners’ equity	970,511	907,773	831,411	928,935	993,976

OTHER DATA
Cash flow provided by (used in):
Operating activities	$94,326	$86,761	$79,105	$91,549	$119,763
Investing activities	(104,464)	70,293	131,873	234,195	(48,821)
Financing activities	7,391	(150,767)	(212,189)	(330,800)	(69,355)
Total stabilized communities (at end of period)	55	57	65	70	75
Total stabilized apartment units (at end of period)	20,019	21,237	24,700	27,613	29,199
Average economic occupancy (fully stabilized communities)(3)	94.7%	94.5%	93.5%	91.9%	90.9%

(1)	Income (loss) from continuing operations in 2006 includes final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503. Income (loss) from continuing operations in 2005 includes a $5,267 gain on sale of technology investment and severance charges of $796. Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626. See note 4 to the consolidated financial statements for a discussion of these costs. Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737.
(2)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations.
(3)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 94.0%, 93.9%, 93.0%, 90.8% and 89.1% for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively). Net concessions were $1,255, $947, $621, $2,518 and $4,215 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Employee discounts were $765, $398, $442, $535 and $660 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.
Post Apartment Homes, L.P.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2006, the Company owned 21,745 apartment units in 61 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 1,181 apartment units in four communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing 230 for-sale condominium homes and is converting apartment homes in four communities initially consisting of 597 units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2006, approximately 44.5%, 18.8%, 12.1% and 9.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2006, the Company owned approximately 98.4% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 1.6% common minority interest in the Operating Partnership.

In the four year period prior to 2005, the multifamily apartment sector was adversely impacted by the supply of multifamily apartments outpacing demand, due primarily to the availability of capital and the low interest rate environment, demand for multifamily apartments that was adversely impacted by weakness in the overall U.S. economy and the job market, as well as increased rates of homeownership due primarily to historically low mortgage interest rates. In particular, the Sunbelt markets in which a substantial portion of the Company’s apartment communities are located were adversely impacted.

Beginning in 2005, the Company’s operating results benefited from improved fundamentals in the multifamily apartment market, due primarily to improved job growth and overall growth in the U.S. economy and job market, increasing mortgage interest rates and single-family housing prices which have decreased the affordability of housing, as well as moderation in the supply of new market-rate apartments in the primary markets and submarkets where the Company operates. The rate of improvement in multifamily market fundamentals continued to accelerate in 2006, as interest rates continued to increase through the first half of the year, the for-sale housing markets began to weaken as a result of higher interest rates and excess inventories, and the U.S. economic and overall job growth climate and outlook continued to be favorable throughout the year. This is evidenced by stronger year over year increases in same store operating revenues and property net operating income (“NOI”) of 5.4% and 6.0%, respectively, in 2006 compared to 3.1% and 2.9%, respectively, in 2005. The Company expects that these factors will continue to favorably impact apartment market fundamentals in 2007. The Company is forecasting continued growth in same store community revenues and NOI at rates similar to 2006 as more fully discussed in the “Outlook” section below.

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

In this regard, the Company disposed of 3,880, 3,047 and 1,340 apartment units in 2004, 2005 and 2006, respectively, for aggregate gross proceeds of approximately $243,000, $232,000 and $175,000 in 2004, 2005 and 2006, respectively. During this same period, the Company acquired 499, 319 and 819 apartment units for aggregate gross purchase prices of approximately $85,814, $37,250 and $152,000 in 2004, 2005 and 2006, respectively.

Post Properties, Inc.
Post Apartment Homes, L.P.

The Company also re-commenced development activities in late 2004 with its start of a new 350 unit mixed-use, for-rent apartment and for-sale condominium project located in Alexandria, Virginia, the start of two for-rent apartment projects and one expansion, totaling 826 units, in Atlanta, Georgia, Dallas, Texas and Tampa, Florida in 2006 and the start of an 85 unit for-sale condominium project in Dallas, Texas in 2006. The Company also expects to begin additional development projects in 2007 and 2008.

In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. As a result, the Company launched a new for-sale brand, Post Preferred Homestm, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing apartment communities into upscale for-sale housing in several key markets.

In 2005, the Company, through a taxable REIT subsidiary, commenced the conversion of three existing apartment communities consisting of a total of 382 units into for-sale condominium homes, including one in an unconsolidated entity, located in Atlanta, Georgia, Dallas, Texas and Tampa, Florida. One of these communities, containing 134 units, located in Tampa, Florida, was completely sold out in 2005. The other two communities were substantially sold out by the end of 2006. During 2006, the Company, through a taxable REIT subsidiary, also commenced the conversion of a portion of two additional existing apartment communities consisting of a total of 349 units into for-sale condominium homes, located in Houston, Texas and Tampa, Florida. These two communities began closing condominium sales in the second quarter of 2006. Recently, there has been a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets and a perceived slow down in the residential housing market and overall economic activity in the U.S. As a result, the pace of condominium closings slowed in the second half of 2006. It is likely that condominium closings will continue to be slow at these communities into 2007. There can be no assurance of the amount or pace of future for-sale condominium sales and closings.

In 2007, the Company expects to begin closing condominium contracts at its two newly developed for-sale condominium projects, containing 230 homes. As of February 15, 2007, the Company had in excess of 100 condominium homes under contract at these communities. These homes are expected to begin closing in the second quarter of 2007. There can be no assurances that condominium homes under contract at these communities will close.

The Company’s expansion into for-sale condominium housing exposes the Company to new risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. As of December 31, 2006, the Company had approximately $93,000 of total estimated capital cost (based on book value and including the Company’s investment in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including projected development costs expected to be funded relating to two for-sale projects currently under construction. In addition, the Company also had, in the aggregate, approximately $108,711 of land held for future development and net investments in unconsolidated land entities as of December 31, 2006, of which a portion may be used to develop future for-sale condominium projects depending upon market conditions. There can be no assurance, however, that land held for future development will be used for such purposes or whether developments will actually commence. See “Risk Factors” elsewhere in this Form 10-K for a discussion of these and other Company risk factors.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 1.9% and 5.0% weighted average common minority interest in the Operating Partnership in 2006 and 2005, respectively. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the three months ending March 31, 2007 and the year ending December 31, 2007 (including the Company’s assumptions for such performance and expected levels

Post Properties, Inc.
Post Apartment Homes, L.P.

of costs and expenses to be incurred in 2007), anticipated apartment community sales in 2007 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium homes, development of new for-sale condominium housing and the related sales of the for-sale condominium homes, anticipated future acquisition and development activities, accounting recognition and measurement of guarantees, anticipated refinancing and other new financing needs, the anticipated dividend level in 2007, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2 to 3 in this Annual Report on Form 10-K;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;
•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;
•	The Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of additional apartment communities and for-sale condominium housing;
•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;
•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;
•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with environmental and other regulatory matters;
•	The effects of compliance with the Americans with Disabilities Act and the Fair Housing Act;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and
•	Other factors, including the risk factors discussed on pages 8 to 15 in this Annual Report on Form 10-K.

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

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. Also discussed in note 1 to the consolidated financial statements, there are new accounting pronouncements issued in 2006 and 2005 that may have an impact on future reported results. The potential impact of certain new pronouncements on the Company is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities and developing, converting and selling for-sale condominiums, its critical accounting policies, ones that are subject to significant management estimates and judgments, relate to cost capitalization, asset impairment evaluation and revenue and profit recognition of for-sale condominium activities.

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development or construction can fluctuate significantly from year to year based on the level of projects under development or construction and to a lesser extent, changes in the weighted average interest rate used in the calculation. For the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest totaling

Post Properties, Inc.
Post Apartment Homes, L.P.

$9,942, $2,907 and $1,078, respectively. The increase in 2006 primarily relates to a significantly increased development pipeline as the Company recommenced development activities over the last few years with four new construction starts in 2006 and with several additional projects in development. The weighted average interest rates used in the calculation of the capitalized interest amounts ranged from 6.6% in 2006 to 7.2% in 2004 and, as a result, were not the primary driver of the changes in interest capitalization discussed above. In future periods, the Company anticipates an increase in development activity in three regional markets which will result in increased interest capitalization over 2006 levels. Aggregate interest capitalization is expected to increase in 2007 even as the average interest rate used in the calculation is expected to be substantially the same as in 2006. Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. Future increases in short-term and long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and cause interest amounts capitalized to increase.

Internal personnel and associated costs are capitalized to the projects under development or construction based upon the effort associated with such projects. In 2004, the Company expensed $2,930 of development personnel and associated costs. In 2005 and 2006, the Company increased its development personnel in three regional geographic areas in anticipation of increased development activity in 2006 and in future periods. In 2006 and 2005, the Company expensed $6,424 and $4,711, respectively, of development personnel and associated costs. If future development volume increases over 2006 levels, a significant portion of such costs may be capitalized to development projects.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). At December 31, 2006 and 2005, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. The Company believes the actual results of prior year dispositions have validated the Company’s methodology discussed herein. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record future impairment charges. As discussed in note 2 to the consolidated financial statements, the Company recorded impairment losses in 2004 on assets held for sale or for investment under the application of its policies.

In 2005, the Company entered into the for-sale condominium business. At December 31, 2006, the Company is selling condominiums at several condominium conversion communities and at two newly developed communities. Under SFAS No. 66, the Company recognizes revenue and the resulting profit from condominium sales based on the relevant facts and circumstances associated with each condominium project. For condominium conversion projects, revenues are recognized upon the closing of each sale transaction (the “Completed Contract Method”), as all conditions for full profit recognition are generally met at the time and the conversion construction periods are typically very short. In 2005 and 2006, all condominium sales were at condominium conversion projects.

Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, project cost of sale allocations and profits are adjusted to reflect changes in the actual and estimated costs and estimated revenues of each project. Unexpected increases or decreases in estimated project revenues and project costs could cause future cost of sale and profit margin amounts recognized in the financial statements to be different than the amounts recognized in prior periods. As the Company continues to be active in the condominium business in future periods, changes in estimates of this nature could have a significant impact on reported future results from operations.

For newly developed condominiums, the Company will evaluate the factors specified in SFAS No. 66 to determine the appropriate method of accounting for each project (either the “Percentage of Completion Method” or the “Completed Contract Method”). The factors used to determine the appropriate method are a determination of whether: the purchaser is legally committed to closing in the real estate contract; the construction of the project is beyond a preliminary phase; sufficient units have been contracted to ensure the project will not revert to a rental project; the aggregate project sale proceeds and costs can be reasonably estimated; and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues

Post Properties, Inc.
Post Apartment Homes, L.P.

and the associated profit would be recognized over the project construction period based on the ratio of total project costs incurred to estimated total project costs. The determination of the profit margins to be reported also requires an estimate of the estimated aggregate revenues to be generated from condominium sales. Increases in estimated revenues and decreases in estimated costs over time would lead to increased profit recognition in future periods. Likewise, decreases in estimated revenues and increases in estimated costs over time would lead to reductions in profit margins in future periods. Additionally, contracts terminated prior to closing under the Percentage of Completion Method would result in the reversal of previously recognized profits and such amounts could be material under market conditions that may lead to a general market value decline for condominiums.

At December 31, 2006, the Company had two new condominium projects under development with approximately 43% of the condominium homes under contract. As the initial and continuing cash investments received do not meet the requirements of SFAS No. 66, as well as other factors, the Company has concluded that these sales and profits at these projects will be accounted for under the Completed Contract Method, similar to the accounting for condominium conversion projects discussed above.

In November 2006 the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provides additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Company’s above stated Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. As discussed above, the Company accounts for condominium sales using similar criteria to those stated in EITF No. 06-8. As a result, the Company does not expect the adoption of EITF No. 06-8 to have a material impact on the Company’s financial position or results of operations.

The Emerging Issues Task Force issued EITF No. 04-5 (“EITF No. 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-5 became effective on September 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Company adopted EITF No. 04-5 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. FIN 48 is effective for the Company on January 1, 2007. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Company has performed an analysis and does not expect that the adoption of FIN 48 will have a material impact on the Company’s financial position and results of operations.

Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value are also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position and results of operations.

The Securities and Exchange Commission issued SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB 108 requires that companies analyze the effect of financial statement misstatements on both their balance sheet and their income statement and contains guidance on correcting errors under this approach. The Company applied the guidance in SAB 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB 108, adjusted retained

Post Properties, Inc.
Post Apartment Homes, L.P.

earnings as of January 1, 2006. The adjustment was considered to be immaterial individually and in the aggregate in prior years based on the Company’s historical method of determining materiality. The application of SAB 108 resulted in a cumulative effect adjustment to record the prior period impact of accounting for two ground leases with scheduled rent increases on a straight-line basis during periods prior to January 1, 2005, and resulted in an increase in consolidated real estate assets of approximately $3,900, an increase in consolidated liabilities of approximately $8,800 and a decrease in consolidated equity of approximately $4,900 ($4,700 net of minority interest).

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

For the year ended December 31, 2006, the Company’s portfolio of operating apartment communities, excluding two communities held in unconsolidated entities, consisted of the following: (1) 48 communities that were completed and stabilized for all of the current and prior year, (2) portions of two communities that are being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1 to the consolidated financial statements), (3) four operating communities that were acquired in 2006 and 2005, and (4) four communities in development, rehabilitation and lease-up. These operating segments exclude the operations of apartment communities classified as discontinued operations, condominium conversion communities classified as discontinued operations and apartment communities held in unconsolidated entities for the years presented.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficit for the year ended December 31, 2006 was approximately $460. There were no lease-up deficits in 2005 and 2004, as no communities were in the lease-up stage.

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

Post Properties, Inc.
Post Apartment Homes, L.P.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2006 and 2005 is summarized as follows:

	Year Ended December 31,
	2006	2005	% Change

Rental and other property revenues
Fully stabilized communities(1)	$252,761	$239,817	5.4%
Development, rehabilitation and lease-up communities	9,545	10,438	(8.6)%
Condominium conversion communities(2)	2,626	5,890	(55.4)%
Acquired communities(3)	10,886	2,298	373.7%
Other property segments(4)	23,876	21,798	9.5%

	299,694	280,241	6.9%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities(1)	95,871	91,742	4.5%
Development, rehabilitation and lease-up communities	5,291	4,361	21.3%
Condominium conversion communities(2)	1,901	2,013	(5.6)%
Acquired communities(3)	4,706	856	449.8%
Other expense(5)	29,403	29,143	0.9%

	137,172	128,115	7.1%

Property net operating income(6)	$162,522	$152,126	6.8%

Capital expenditures(7)(8)
Annually recurring:
Carpet	$3,834	$2,911	31.7%
Other	6,812	5,780	17.9%

Total	$10,646	$8,691	22.5%

Periodically recurring	$5,858	$4,288	36.6%

Average apartment units in service	19,607	19,331	1.4%

(1)	Communities which reached stabilization prior to January 1, 2005.
(2)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144.
(3)	Operating communities acquired subsequent to January 1, 2005.
(4)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $402 and $255 for the years ended December 31, 2006 and 2005, respectively.
(5)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance.

Post Properties, Inc.
Post Apartment Homes, L.P.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year Ended December 31,
	2006	2005

Total same store NOI	$156,890	$148,075
Property NOI from other operating segments	5,632	4,051

Consolidated property NOI	162,522	152,126

Add (subtract):
Interest income	1,261	661
Other revenues	402	255
Minority interest in consolidated property partnerships	(257)	239
Depreciation	(67,328)	(70,435)
Interest expense	(54,049)	(55,638)
Amortization of deferred financing costs	(3,526)	(4,661)
General and administrative	(18,502)	(18,307)
Investment, development and other expenses	(6,424)	(4,711)
Severance charges	—	(796)
Gains (losses) on sales of condominiums, net	12,378	(531)
Equity in income of unconsolidated real estate entities	1,813	1,767
Other income	3,095	5,267
Minority interest of common unitholders	(451)	120

Income (loss) from continuing operations	30,934	5,356
Income from discontinued operations	70,535	136,592

Net income	$101,469	$141,948

(7)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.

(8)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Year Ended December 31,
	2006	2005

Annually recurring capital expenditures
Continuing operations	$10,646	$8,691
Discontinued operations	499	1,230

Total annually recurring capital expenditures per statements of cash flows	$11,145	$9,921

Periodically recurring capital expenditures
Continuing operations	$5,858	$4,288
Discontinued operations	106	220

Total periodically recurring capital expenditures per statements of cash flows	$5,964	$4,508

The Operating Partnership reported net income available to common unitholders of $95,649 and $141,410 for the years ended December 31, 2006 and 2005, respectively, and the Company reported net income available to common shareholders of $93,832 and $134,311 for the years ended December 31, 2006 and 2005, respectively. The decline in net income in 2006, compared to 2005, primarily reflected reduced gains on operating community sales of approximately $56,101 and reduced gains on condominium sales of $3,084, offset somewhat by the improved performance of the Company’s fully stabilized communities and increased interest capitalization due to a growing development pipeline. These items are discussed in more detail in the sections below.

Rental and other property revenues increased $19,453 or 6.9% from 2005 to 2006 primarily due to increased revenues from the Company’s stabilized communities of $12,944 or 5.4% and acquired communities of $8,588. The revenue increase from stabilized communities is discussed below. The revenue increase from acquired communities reflects the acquisition of one community in June 2005, two communities in March 2006 and one community in July 2006. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $9,057 or 7.1% primarily due to increased expenses from stabilized communities and acquisition communities. The expense increase from stabilized communities is discussed below. The expense increase from acquisition communities reflects the full year of expenses from one operating community acquired in June 2005 and a partial year of expenses for the three operating communities acquired during 2006.

In 2006, gains on sales of real estate assets in discontinued operations represented the net gains of $225 ($221 net of minority interest) from condominium sales at the Company’s condominium conversion communities and gains of

Post Properties, Inc.
Post Apartment Homes, L.P.

$68,324 ($67,026 net of minority interest) on the sale of three communities containing 1,340 apartment units. The sales of the three communities generated net proceeds of approximately $173,007, including $40,000 of secured indebtedness assumed by the purchasers. In 2005, gains on sales of real estate assets in discontinued operations represented the net gains of $16,218 ($15,404 net of minority interest) from condominium sales at the Company’s condominium conversion communities and gains of $124,425 ($117,593 net of minority interest) on the sale of six communities containing 3,047 apartment units. The sales of the six communities generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers. The Company plans to continue to be a seller of communities in 2007 depending upon market conditions and consistent with its investment strategy of recycling investment capital to fund new development and acquisition activities in its core markets. See also the Outlook section below for a discussion of condominium profit expectations in 2007.

Depreciation expense decreased $3,107, or 4.4% from 2005 to 2006 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2005 and the cessation of depreciation expense in late 2005 on portions of two communities being converted into condominiums that continue to be reported in continuing operations under SFAS No. 144. These decreases in depreciation expense between periods were offset by increased depreciation in 2006 on communities acquired in June 2005, March 2006 and July 2006.

Interest expense included in continuing operations decreased $1,589 or 2.9% from 2005 to 2006. The decreased expense amounts between periods reflects the impact of increased interest capitalization on its development projects of $7,035 between years, offset by higher interest costs on higher debt levels due to apartment community acquisitions and land acquisitions in 2005 and the first half 2006. Interest expense included in discontinued operations decreased from $5,421 in 2005 to $2,673 in 2006 primarily due to interest expense associated with six communities sold in 2005 and one community sold in the third quarter of 2006.

General and administrative expenses increased $195, or 1.1%, from 2005 to 2006 primarily due to higher compensation costs offset by reduced legal, professional fees and the cumulative effect of the adoption of SFAS 123R for recognizing stock-based compensation. Higher compensation costs of approximately $644 reflected annual compensation increases, increased personnel costs associated with internalizing compliance activities and annual incentive awards to management. Legal fees decreased by approximately $55 due to a legal expense recovery of approximately $179 related to prior year shareholder litigation. Professional fees decreased approximately $382 in 2006 primarily due to savings in annual audit and Sarbanes/Oxley compliance costs as the Company internalized more of such efforts in 2006. In the first quarter of 2006, the Company implemented SFAS 123R. As the Company had recorded stock-based compensation expense under SFAS 123 since 2003 using the actual forfeiture method for early terminations of awards, the implementation of SFAS 123 using the estimated forfeiture method required by SFAS 123R resulted in a one-time reduction of general and administrative expenses of approximately $100 in the first quarter of 2006. The aggregate one-time reduction of expenses resulting from the adoption of SFAS 123R totaled $172, with $72 recorded as reductions of investment and development expenses and property operating expenses. The one-time effect of implementing SFAS 123R will not recur in future periods.

Investment, development and other expenses increased $1,713 or 36.4% from 2005 to 2006 primarily due to the continued increase in development personnel and other costs to establish and grow the Company’s development capabilities in three regional markets in 2005 and 2006 and the write-off of approximately $484 of pursuit costs related to abandoned investment activities. Increased gross costs were somewhat offset by $665 of increased capitalization of development personnel to an increasing development pipeline in 2006.

Equity in income of unconsolidated real estate entities increased $46 or 2.6% from 2005 to 2006. Equity in income increased approximately $153 due to the improved operating performance of the two stabilized communities held in two entities offset by reduced net gains from condominium sales and reduced net operating income in 2006 at the unconsolidated entity that was converting its apartment community into condominiums in 2005 and 2006. The reduced net operating income reflects the reduction in rental units throughout the conversion process and the reduced net gains from condominium sales reflects reduced sale prices and margins in 2006 in order to maintain a modest sales pace. See note 5 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $3,525 or 27.2% from 2005 to 2006. The increase in annually recurring capital expenditures of $1,955 primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds in mid-2005 and into 2006 under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items) as well as leasing office upgrades at several communities in 2006. The increase in periodically recurring capital expenditures of $1,570 primarily reflects increased tenant improvements at the Company’s office and retail properties as well as the timing of large structural expenditures between periods.

Post Properties, Inc.
Post Apartment Homes, L.P.

Fully Stabilized (Same Store) Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2006 to 2005 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2005. This portfolio consisted of 48 communities with 17,955 units, including 21 communities with 8,284 units (46.1%) located in Atlanta, Georgia, 12 communities with 3,607 units (20.1%) located in Dallas, Texas, 3 communities with 1,877 units (10.5%) located in Tampa, Florida, 4 communities with 1,703 units (9.5%) located in Washington D.C. and 8 communities with 2,484 units (13.8%) located in other markets. The operating performance of these communities is summarized as follows:

	Year Ended December 31,
	2006	2005	% Change

Rental and other revenues	$252,761	$239,817	5.4%
Property operating and maintenance expenses (excluding depreciation and amortization)	95,871	91,742	4.5%

Same store net operating income(1)	$156,890	$148,075	6.0%

Capital expenditures(2)
Annually recurring:
Carpet	$3,648	$2,625	39.0%
Other	6,019	5,221	15.3%

Total annually recurring	9,667	7,846	23.2%
Periodically recurring	2,822	3,094	(8.8)%

Total capital expenditures(A)	$12,489	$10,940	14.2%

Total capital expenditures per unit(A 17,955 units)	$696	$609	14.2%

Average economic occupancy(3)	94.7%	94.7%	0.0%

Average monthly rental rate per unit(4)	$1,163	$1,106	5.2%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 31 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year Ended December 31,
	2006	2005

Annually recurring capital expenditures by operating segment
Same store	$9,667	$7,846
Construction and lease-up	503	433
Condominium conversion communities	2	133
Acquired	271	92
Other segments	702	1,417

Total annually recurring capital expenditures per statements of cash flows	$11,145	$9,921

Periodically recurring capital expenditures by operating segment
Same store	$2,822	$3,094
Construction and lease-up	702	296
Condominium conversion communities	—	75
Acquired	25	5
Other segments	2,415	1,038

Total periodically recurring capital expenditures per statements of cash flows	$5,964	$4,508

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, condominium conversion communities, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that it’s presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “annually recurring capital expenditures” and “periodically recurring capital expenditures.”
(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and

Post Properties, Inc.
Post Apartment Homes, L.P.

the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 94.0% and 93.8% for the years ended December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, net concessions were $1,255 and $1,632, respectively, and employee discounts were $765 and $564, respectively.
(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Rental and other property revenues increased $12,944 or 5.4% from 2005 to 2006. This increase resulted primarily from a 5.2% increase in the average monthly rental rate per apartment unit as the average economic occupancy of the portfolio was consistent between years at 94.7%. This increase in average rental rates resulted in a revenue increase of approximately $12,256 between years. This increase in revenue related to rental rates was offset somewhat by increased vacancy losses of $959 primarily due to vacancy losses being measured at higher rental rates in 2006. Additionally, other property revenues increased $1,269 as a result of higher up-front leasing fees and higher utility reimbursements from residents due to increased utility expenses, lower net concessions of $377 due to the favorable impact of straight-lining net rentals due to generally reduced concessions in a stronger rental market in 2006. Overall, the improving performance of the operating portfolio reflects improved market conditions (strong job growth in most of the Company’s markets, a strong and steady U.S. economy and a weakening for-sale housing market due to higher interest rates and excess inventories in some markets), with the Company’s operations in all of its markets reporting increased revenues in excess of 3.5%. In addition in 2006, the Company completed the installation of automated revenue pricing software at the majority of its operating communities. The Company believes this automated pricing software implementation partially contributed to the increased revenues in 2006. With continuing strong market fundamentals in place, with the automated pricing software in place at year end and with anticipated stable occupancy rates expected in 2007, the Company’s strategy will continue to be focused on increasing average rental rates in 2007. See the “Outlook” section below for an additional discussion of trends for 2007.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,129 or 4.5% from 2005 to 2006. This increase was primarily due to increased property tax expenses of $1,830 or 6.4%, increased utility expenses of $706 or 5.6%, increased personnel expenses of $759 or 3.4%, increased other property expenses of $867 or 31.1%, increased insurance expenses of $494 or 12.9% offset by decreased advertising and promotion expenses of $847 or 19.8%. Property tax expenses increased due to increased property valuations in 2006 and more favorable tax settlements recorded in 2005. Utility expenses increased primarily due to generally higher electric and gas rates. Personnel costs increased primarily due to annual salary increases. Other property expenses increased primarily due to costs associated with the automated revenue pricing software and use of third party call centers that were phased into the portfolio generally in the second half of 2006. Insurance expenses increased due to an approximate 29% increase in property insurance rates on renewal in the fourth quarter of 2006 primarily related to market increases in catastrophic coverage in coastal regions. The decrease in advertising and promotions expense in 2006 primarily reflects reduced payments to apartment locator services resulting from more favorable market conditions and lower resident turnover between periods. See the “Outlook” section below for an additional discussion of trends in 2007.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2005 to 2004 comparison, the operating community categories were based on the status of each community as of December 31, 2005. As a result, these categories are different from the operating community categories used in the 2006 to 2005 comparison discussed earlier in this section. Further, the amounts reported in the table below have been adjusted from the amounts reported in the Company’s December 31, 2005 financial statements due to the restatement impact of reclassifying the operating results of assets designated as held for sale in 2006 to discontinued operations under SFAS No. 144 (see the related discussion under the

Post Properties, Inc.
Post Apartment Homes, L.P.

caption, “Discontinued Operations”). The operating performance from continuing operations for all of the Company’s apartment communities combined for the years ended December 31, 2005 and 2004 is summarized as follows:

	Year Ended December 31,
	2005	2004	% Change

Rental and other property revenues
Fully stabilized communities(1)	$234,803	$227,823	3.1%
Communities stabilized in 2004	7,184	7,007	2.5%
Condominium conversion communities(2)	5,485	5,716	(4.0)%
Acquired communities(3)	10,808	4,477	141.4%
Other property segments(4)	21,961	20,769	5.7%

	280,241	265,792	5.4%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities(1)	91,371	88,472	3.3%
Communities stabilized in 2004	2,227	2,122	4.9%
Condominium conversion communities(2)	1,872	2,041	(8.3)%
Acquired communities(3)	3,578	1,313	172.5%
Other expense(5)	29,067	27,472	5.8%

	128,115	121,420	5.5%

Property net operating income(6)	$152,126	$144,372	5.4%

Capital expenditures(7)(8)
Annually recurring:
Carpet	$2,911	$2,423	20.1%
Other	5,780	4,992	15.8%

Total	$8,691	$7,415	17.2%

Periodically recurring	$4,288	$3,665	17.0%

Average apartment units in service	19,331	19,204	0.7%

(1)	Communities which reached stabilization prior to January 1, 2004.
(2)	Communities in the “construction,” “development” or “lease-up” stage during 2004 and, therefore, not considered fully stabilized for all of the periods presented.
(3)	Communities acquired subsequent to January 1, 2004.
(4)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $255 and $1,000 for the years ended December 31, 2005 and 2004, respectively.
(5)	Other expenses include expenses associated with commercial properties and furnished apartment rentals as well as certain indirect central office operating expenses related to management and grounds maintenance.

Post Properties, Inc.
Post Apartment Homes, L.P.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year Ended December 31,
	2005	2004

Total same store NOI	$143,432	$139,351
Property NOI from other operating segments	8,694	5,021

Consolidated property NOI	152,126	144,372

Add (subtract):
Interest income	255	1,000
Other revenues	661	817
Minority interest in consolidated property partnerships	239	671
Depreciation	(70,435)	(73,665)
Interest expense	(55,638)	(59,763)
Amortization of deferred financing costs	(4,661)	(4,304)
General and administrative	(18,307)	(18,205)
Investment, development and other expenses	(4,711)	(2,930)
Severance charges	(796)	—
Gains (losses) on sales of condominiums, net	(531)	—
Equity in income of unconsolidated real estate entities	1,767	1,083
Other income	5,267	—
Termination of debt remarketing agreement (interest expense)	—	(10,615)
Loss on early extinguishment of indebtedness	—	(4,011)
Minority interest of preferred unitholders	—	(3,780)
Minority interest of common unitholders	120	2,615

Income (loss) from continuing operations	5,356	(26,715)
Income from discontinued operations	136,592	114,934

Net income	$141,948	$88,219

(7)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(8)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Year Ended December 31,
	2005	2004

Annually recurring capital expenditures
Continuing operations	$8,691	$7,415
Discontinued operations	1,230	2,469

Total annually recurring capital expenditures per statements of cash flows	$9,921	$9,884

Periodically recurring capital expenditures
Continuing operations	$4,288	$3,665
Discontinued operations	220	940

Total periodically recurring capital expenditures per statements of cash flows	$4,508	$4,605

The Operating Partnership reported net income available to common unitholders of $141,410 and $81,546 for the years ended December 31, 2005 and 2004, respectively, and the Company reported net income available to common shareholders of $134,311 and $76,368 for the years ended December 31, 2005 and 2004, respectively. The improvement in net income in 2005 compared to 2004 primarily reflected increased gains on sales of real estate assets of $27,498 ($26,958 net of minority interest and income taxes) and a gain of $5,267 ($5,003 net of minority interest) on the sale of a technology investment between years. The change between years was also impacted by accounting charges in 2004 of $20,987 ($19,637 net of minority interest) relating to losses on early debt extinguishments, costs of terminating a debt remarketing agreement (interest expense) and asset impairment charges compared to debt extinguishment losses of $3,220 ($3,043 net of minority interest) in 2005. Additionally, net income was higher in 2005 due to the improved operating performance of the Company’s stabilized communities and reduced interest expense. These items are discussed in more detail in the sections below.

Rental and other property revenues increased $14,449 or 5.4% from 2004 to 2005 primarily due to increased revenues from the Company’s stabilized communities of $6,980 or 3.1% and from the Company’s newly stabilized and acquired communities of $6,508 or 56.7%. The revenue increase from stabilized communities is discussed below. The revenue increase from newly stabilized communities in 2005 reflects a full year of operating performance in 2005 for the one

Post Properties, Inc.
Post Apartment Homes, L.P.

community compared to a partial lease-up year in 2004. The revenue increase from acquired communities reflects the acquisition of one community in May 2005 and one community in June 2004. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $6,695 or 5.5% primarily due to increased expenses from stabilized communities and acquisition communities. The expense increase from stabilized communities is discussed below. The expense increase from acquisition communities reflects the full year of expenses from one community acquired in June 2004 and a partial year of expenses for the community acquired in May 2005.

In 2005, gains on sales of real estate assets from discontinued operations represent the net gains of $16,218 ($15,404 net of minority interest) from condominium sales at the Company’s condominium conversion communities and gains of $124,425 ($117,593 net of minority interest) on the sale of six communities containing 3,047 units. The sales of the six communities generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers. In 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities containing 3,880 units, and certain land parcels. These sales generated net proceeds of approximately $242,962, including $104,325 of tax-exempt debt assumed by the purchasers.

Depreciation expense decreased $3,230, or 4.4% from 2004 to 2005 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2004 and early 2005 offset by increased depreciation from communities acquired in 2005 and 2004.

Interest expense (excluding $10,615 in 2004 of costs associated with the termination of a debt remarketing agreement — discussed below) decreased $4,125 or 6.9% from 2004 to 2005 due to reduced interest costs resulting from the refinancing of approximately $112,000 of debt at lower fixed interest rates, net debt repayments of fixed rate unsecured indebtedness of approximately $100,000 during 2005 and due to $1,829 of increased capitalized interest to development properties between years.

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

General and administrative expenses increased $102 or 0.6% from 2004 to 2005 primarily due to increased compensation, incentive compensation and board compensation costs offset by reduced legal, consulting and corporate governance expenses in 2005. The increase in annual compensation reflects annual compensation increases and increased bonuses paid to corporate employees in 2005 due to improved Company performance. The increase in incentive compensation reflects the increased amortization of incentive stock awards as option award expense recognition has increased due to the full phase-in of SFAS No. 123 over an approximately three year vesting period that began in 2003. Additionally, incentive compensation increased due to increased restricted stock and shareholder value plan award amortization (phased in over an approximately three year vesting period as restricted stock and shareholder value plan awards began to be granted annually beginning in 2003). Increased board compensation costs resulted from increases in a director variable deferred compensation plan which resulted from increases in the Company’s stock price. This director plan was amended in the third quarter of 2005. As a result, future changes in the Company’s stock price are not expected to have an impact on board compensation costs. These increases were offset by reduced legal expenses of $834 between years primarily due to reduced expenses associated with shareholder proxy proposals, the settlement with the Company’s former chairman and CEO in 2004 and with shareholder litigation between periods. The decrease in consulting expenses of approximately $620 between periods related to portfolio valuation and software selection services incurred in 2004. Corporate governance expenses decreased approximately $307 due to a reduction in the costs of Sarbanes/Oxley compliance in the second full year of those regulations.

Investment, development and other costs increased $2,312 or 78.9% from 2004 to 2005. Investment, development and other costs of $5,242 in 2005 include $1,546 of executive and administrative functions, $3,165 of development personnel and associated costs and land carry costs not allocable to development projects and $531 of sales and marketing costs

Post Properties, Inc.
Post Apartment Homes, L.P.

associated with for-sale condominium developments which are not capitalized. Investment, development and other costs of $2,930 in 2004 consisted of $1,279 of executive and administrative functions and $1,651 of development personnel and associated costs and land carry expenses not allocable to development projects. The majority of the increase in development personnel and associated costs of $1,514 was primarily due to the addition of new development personnel and to establishing development capabilities in three regional geographic areas in mid to late 2004 and into 2005.

Equity in income of unconsolidated real estate entities increased from $1,083 in 2004 to $1,767 in 2005. This increase was primarily due to improving apartment market fundamentals resulting in improved operating performance of the two communities held by the entities and increased profits resulting from condominium sales at one of the unconsolidated entities that began the conversion of its apartments into for-sale condominiums in 2005. The first closings of condominium homes began in the second quarter of 2005. In 2005, the unconsolidated entity closed 45 condominium homes generating net gains to the Company of approximately $612.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $1,899 or 17.1% from 2004 to 2005. The increase in capital expenditures included one capital project related to corrective improvements associated with compliance with ADA regulations and the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items).

Fully Stabilized (Same Store) Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2005 to 2004 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2004. This portfolio consisted of 48 communities with 18,153 units, including 22 communities with 8,842 units (48.7%) located in Atlanta, Georgia, 13 communities with 3,939 units (21.7%) located in Dallas, Texas, three communities with 1,883 units (10.4%) located in Tampa, Florida, three communities with 1,204 units (6.6%) located in Washington D.C. and seven communities with 2,285 units (12.6%) located in other markets. The operating performance of these communities is summarized as follows:

	Year Ended December 31,
	2005	2004	% Change

Rental and other revenues	$234,803	$227,823	3.1%
Property operating and maintenance expenses (excluding depreciation and amortization)	91,371	88,472	3.3%

Same store net operating income(1)	$143,432	$139,351	2.9%

Capital expenditures(2)
Annually recurring:
Carpet	$2,540	$2,273	11.7%
Other	5,345	4,840	10.4%

Total annually recurring	7,885	7,113	10.9%
Periodically recurring	3,328	2,927	13.7%

Total capital expenditures (A)	$11,213	$10,040	11.7%

Total capital expenditures per unit (A ÷18,153 units)	$618	$553	11.8%

Average economic occupancy(3)	94.6%	93.7%	0.9%

Average monthly rental rate per unit(4)	$1,057	$1,038	1.8%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 35 for a reconciliation of net operating income for stabilized communities to GAAP net income.

Post Properties, Inc.
Post Apartment Homes, L.P.

(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year Ended
	December 31,
	2005	2004

Annually recurring capital expenditures by operating segment
Same store	$7,885	$7,113
Communities stabilized in 2004	13	25
Condominium conversion communities	132	84
Acquired	488	166
Other segments	1,403	2,496

Total annually recurring capital expenditures per statements of cash flows	$9,921	$9,884

Periodically recurring capital expenditures by operating segment
Same store	$3,328	$2,927
Communities stabilized in 2004	—	—
Condominium conversion communities	75	263
Acquired	69	5
Other segments	1,036	1,410

Total periodically recurring capital expenditures per statements of cash flows	$4,508	$4,605

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, condominium conversion communities, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that it’s presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “annually recurring capital expenditures” and “periodically recurring capital expenditures.”

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 94.0% and 93.2% for the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, net concessions were $947 and $716, respectively, and employee discounts were $398 and $427, respectively.
(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Rental and other property revenues increased $6,980 or 3.1% from 2004 to 2005. This increase resulted primarily from a 1.8% increase in the average monthly rental rate per apartment unit and an increase in average economic occupancy of the portfolio from 93.7% to 94.6%. This increase in average rental rates resulted in a revenue increase of approximately $4,090 between years. The occupancy increase resulted in lower vacancy losses of $1,467. Additionally, other property revenues increased $1,654 as a result of higher up-front leasing fees and higher utility reimbursements from residents due to increased utility expenses, but were offset somewhat by higher net concessions of $231 due to the impact of straight-lining net rentals and concessions under generally accepted accounting principles. Overall, the improving performance of the operating portfolio reflects gradually improving market conditions with the Company’s operations in all of its markets reporting increased revenues over the prior year.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,899 or 3.3% from 2004 to 2005. This increase was primarily due to increased utility expenses of $1,245 or 11.1%, increased maintenance and repairs expenses of $1,333 or 14.1% and increased ground rent expenses of $1,286 or 94.1%, offset by decreased property tax expenses of $771 or 2.6% and decreased insurance expenses of $617 or 13.9%. Utility expenses increased primarily due to higher electricity rates at certain properties in the Company’s Texas markets and generally higher rates for all utilities in the second half of 2005. Repairs and maintenance expenses increased primarily due to increased exterior painting costs of $1,165 between periods. The increase in ground rent expense of $1,286 reflects the impact of straight-lining long-term ground lease payments associated with leases with stated rent escalations (the straight-lining of ground rents resulted in $1,251 of the increase) in 2005. The decrease in property tax expenses in 2005 reflected reduced tax expense from favorable tax valuations from taxing authorities in 2005 and from prior year tax settlements recorded in 2005. Insurance expenses declined in 2005 due primarily to favorable loss experience on the Company’s property insurance program.

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

For the year ended December 31, 2006, income from discontinued operations included the results of operations of one condominium conversion community and one apartment community classified as held for sale at December 31, 2006 as well as the operations of three communities sold in 2006 through their sale dates. For the years ended December 31, 2005 and 2004, income from discontinued operations included the results of operations of operations of the condominium conversion community and the apartment community classified as held for sale at December 31, 2006, the three communities sold in 2006, one condominium conversion community through its sell-out date in 2005 and the results of operations of 14 apartment communities designated as held for sale and sold in 2005 and 2004 through their sale dates.

The revenues and expenses of these communities for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004

Revenues
Rental	$12,146	$27,967	$56,411
Other property revenues	1,282	2,805	5,077

Total revenues	13,428	30,772	61,488

Expenses
Property operating and maintenance (exclusive of items shown separately below)	5,269	13,136	25,411
Depreciation	1,639	5,813	11,645
Interest	2,673	5,421	9,321
Asset impairment charges	—	—	2,233
Minority interest in consolidated property partnerships	—	14	(238)

Total expenses	9,581	24,384	48,372

Income from discontinued property operations before minority interest	3,847	6,388	13,116
Minority interest	(73)	250	(372)

Income from discontinued property operations	$3,774	$6,638	$12,744

The decrease in revenues and expenses between years results from the Company’s continuing asset sales program and the impact of the continued reclassification of the operating results relating to the aggregate number of communities held for sale and sold during the periods presented. Likewise, the gains on sales of operating communities and for-sale condominiums included in discontinued operations for each year fluctuate with the timing and size of communities and condominium homes sold. In 2006, the Company sold 23 condominiums at discontinued conversion communities compared to 237 in 2005. These reduced condominium sales resulted in reduced condominium gains of $16,587 between periods. These decreases in 2006 primarily reflect the complete sell-out of one conversion community in the third quarter of 2005. A discussion of the gains on operating communities and for-sale condominium sales for the years presented is included under the caption “Results of Operations.”

As discussed under “Liquidity and Capital Resources,” the Company expects to continue to sell real estate assets and possibly convert certain apartment communities into for-sale condominiums in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year.

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

Post Properties, Inc.
Post Apartment Homes, L.P.

The loss on early extinguishment of indebtedness included in discontinued operations in 2006 of $495 ($486 net of minority interest) represents the write-off of unamortized deferred financing costs and the loss due to the ineffectiveness of an interest rate cap derivative arrangement associated with asset sales. In August 2006, a $40,000 secured note was assumed by the purchaser in conjunction with the sale of an operating community. In December 2006, the Company retired $18,600 of the Company’s tax-exempt secured notes in conjunction with the sale of an operating community. In 2005, the Company recorded losses on the early extinguishment of debt of $3,220 ($3,043 net of minority interest) due to the write-off of deferred loan costs of $2,264 ($2,141 net of minority interest) relating to the assumption of $81,560 of tax-exempt mortgage indebtedness upon the sale of three communities. The Company also realized a $955 ($902 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of the assumed debt.

Outlook for 2007

The Company’s outlook for 2007 is based on the expectation that apartment market fundamentals will continue to be favorable throughout the year as a result of favorable demand stemming from ongoing job growth and continued strength in the overall U.S. economy, generally higher mortgage interest rates and single-family housing prices which have decreased the affordability of housing, and the expectation of a relatively moderate level of supply of new market-rate apartments in the primary markets and submarkets where the Company operates.

Rental and other revenues from fully stabilized communities are expected to increase compared to 2006, primarily driven by expected rental rate increases in excess of 6.0%. However, operating expenses of fully stabilized communities are also expected to increase in excess of 6.5% in 2007. The Company expects the primary drivers of this expense increase will be property taxes and insurance expenses. Insurance expenses are expected to increase significantly primarily as a result of the increased costs of catastrophic insurance coverage in coastal regions. Based on these assumptions for 2007, management expects stabilized community net operating income to increase in excess of 5.0% in 2007.

In 2007, management currently expects to sell one apartment community located in Atlanta, GA. This sale is expected to close in the first half of 2007 and is expected to generate accounting gains in 2007. The expected net proceeds from this sale are intended to be used for various corporate purposes, including funding of the Company’s development pipeline and repayments of debt maturing in 2007. Additionally, the Company, through a taxable REIT subsidiary, expects to continue the sale of condominium homes in its condominium conversion projects that commenced sales in 2006 and to begin sales of condominium homes at two newly developed condominium communities that will complete homes in 2007. The Company expects to realize net accounting gains in 2007 from these condominium sales. Net condominium profits are expected to be higher in 2007 due primarily to the expected volume of condominium sales at the Company’s newly developed, The Condominiums at Carlyle Squaretm project in Alexandria, VA.

Management expects interest expense in 2007 to be lower than in 2006 due generally to increased interest capitalization in 2007 resulting from increased project development volume as well as lower fixed interest rates on unsecured debt that was refinanced at a lower rate in 2006. Management also expects increases in excess of 6.8% in general and administrative, investment and development and property management expenses due in large part to increased costs of personnel and incentive compensation plans as well as increased technology expenses supporting the Company’s new technology platforms and initiatives.

The Company has five projects and one expansion under construction with a total expected cost of approximately $257,000 and expects to begin additional development projects in 2007. As a result of expected additional development starts in 2007, the Company expects to have increased capitalization of incremental development personnel and associated costs and, as a result, somewhat lower expensed investment and development expenses. The Company is also expecting lease-up deficits from two communities in lease-up in 2007. Lease-up deficits will occur throughout 2007 as the two communities seek to attain stabilized occupancy.

For the first quarter of 2007, management expects to report lower net income compared to the fourth quarter of 2006. The reduction in net income in the first quarter is expected to be driven by reduced gains on sales of apartment communities due to the timing of asset sales, reduced net operating income on same store communities, reduced net operating income from lease-up deficits at lease-up communities and lower condominium profits due to the timing of unit sales and the availability of new condominium homes later in 2007. Management expects same store property net operating income to be lower when compared to the fourth quarter of 2006, primarily driven by higher projected operating expenses, due partly to resetting annual accruals for property taxes and higher utilities and insurance expenses. Same store operating revenues are expected to be up slightly compared to the fourth quarter of 2006. General and administrative and other overhead expenses are expected to be moderately higher compared to the fourth quarter of 2006 for the reasons discussed above.

Post Properties, Inc.
Post Apartment Homes, L.P.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash flow from operating activities increased from $86,761 in 2005 to $94,326 in 2006 primarily due to the improved operating performance of the Company’s stabilized communities and reduced interest expense resulting from increased capitalization to development communities in 2006. The Company’s net cash provided by operating activities increased from $79,105 in 2004 to $86,761 in 2005 primarily due to higher net income (before depreciation and gains on property sales) resulting primarily from the lack of large expenses in 2005 related to early debt extinguishment costs and terminations of a debt remarketing agreement (an aggregate reduction from 2004 of $13,496) and to a lesser extent the improved operating performance of the Company. The Company expects cash flows from operating activities to be consistent with or improve somewhat in 2007 primarily driven by the expected improved operating performance of the Company’s fully stabilized properties offset somewhat by the continued dilutive cash flow impact from asset and condominium conversion sales and modest increases in overhead expenses.

Net cash flows from investing activities changed from $70,293 provided by investing activities in 2005 to $104,464 used in investing activities in 2006 primarily due to increased development, apartment acquisition and land acquisition costs in 2006. The Company acquired four apartment communities in 2006 for aggregate net proceeds of approximately $113,324, and also acquired additional development land of approximately $50,000 in 2006. In addition, the Company incurred approximately $11,313 of capital improvements relating to the renovations of two of its apartment communities and construction and development expenditures have increased in 2006 as the Company initiated new development starts. Net cash provided by investing activities decreased from $131,873 in 2004 to $70,293 in 2005 primarily due to the net repayment in 2004 of loan advances to unconsolidated entities. In 2005, the Company acquired additional land for future development, acquired one apartment community and continued the construction of one community in Washington, D.C., however, the increased use of funds was generally offset by increased proceeds from community and condominium conversion sales. In 2007, the Company expects to increase development activities (additional starts in 2007 and higher expenditures at existing developments) in all of its regional geographic areas primarily financed through debt borrowings and, potentially, through joint venture arrangements (see below). The Company also expects to sell one community and additional condominium homes and to principally reinvest the proceeds in its development communities and to repay debt.

Net cash flows from financing activities changed from net cash used of $150,767 in 2005 to net cash provided by financing activities of $7,391 in 2006 primarily due to higher net borrowings to fund increasing development and acquisition activities and increased equity proceeds from stock option exercises in 2006 resulting from the Company’s increased stock price between periods. Net cash used in financing activities decreased from $212,189 in 2004 to $150,767 in 2005 primarily due to having less net proceeds from investing activities to retire outstanding debt. In 2007, the Company expects that its outstanding debt may increase modestly, depending on the level of potential asset sales and other joint venture activity, principally to fund the expected increase in development activity discussed above.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2007. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annual recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.

For the year ended December 31, 2006, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was not sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $12,000. The Company used a combination of proceeds from asset sales and line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s annual dividend to common shareholders of $1.80 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

For 2007, management of the Company expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company expects that net cash flows from operations reduced

Post Properties, Inc.
Post Apartment Homes, L.P.

by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. The Company intends to use primarily the proceeds from 2007 apartment community and condominium sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The primary factors leading to the shortfall are the negative cash flow impact of sales of operating properties (discussed below), the short-term negative impact of apartment rehabilitation and lease-up activities and the negative impact of condominium conversion properties prior to the reinvestment of such proceeds. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of December 31, 2006 was created primarily through the Company’s asset sales program. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating and condominium conversion properties, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company intends to use the proceeds from the sale of operating communities and condominium homes, availability under its unsecured revolving lines of credit, debt financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. The Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. Total net sales proceeds from operating community, condominium and land sales in 2006, 2005 and 2004 were $216,419 (including $40,000 debt assumed), $281,106 (including $81,560 of debt assumed) and $242,962 (including $104,325 of debt assumed), respectively.

In 2006, the Company sold three apartment communities, containing 1,340 units, as part of its asset sales program designed to maintain the low average age and high quality of the portfolio, to reduce the Company’s market concentration in Atlanta, Georgia and to exit the Denver, Colorado market. These sales generated significant capital gains for tax purposes in 2006. The Company was able to use its regular quarterly dividend of $0.45 per share to distribute these capital gains to shareholders. The Company plans to sell at least one apartment community in 2007 classified as held for sale at December 31, 2006. This sale is expected to generate net proceeds in excess of $20,000. The Company also expects to generate additional sales proceeds from the sale of converted condominium homes as well as from the sale of newly developed condominium homes. It is the current intent of management to continue to recycle capital through selling assets and reinvesting the proceeds as a strategy to diversify the cash flows of the Company across its markets and focus on building critical mass in fewer markets.

The Company used borrowings under its lines of credit and the proceeds from $150,000 of unsecured notes to retire approximately $75,000 of maturing unsecured notes and to repay approximately $64,000 of secured debt. In 2007, the Company has approximately $109,000 of unsecured and secured debt that matures. The Company anticipates refinancing some or all of this debt using its unsecured revolving lines of credit or through new unsecured or secured debt issuances, depending on the amount and timing of the Company’s capital needs and general credit market conditions.

At December 31, 2006, the Company had approximately $108,913 borrowed under its $480,000 combined line of credit facilities. The credit facilities mature in April 2010. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 4 to the consolidated financial statements. At December 31, 2006, management believed the Company was in compliance with the covenants of the Company’s credit facility arrangements. Management believes it will have adequate capacity under its facilities to execute its 2007 business plan and meet its short-term liquidity requirements.

Post Properties, Inc.
Post Apartment Homes, L.P.

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2006, were as follows:

	Obligation Due Date
		1 Year or	2-3	4-5	After 5
Contractual Obligations	Total	Less	Years	Years	Years

Long-term debt(1)	$1,277,162	$169,304	$178,753	$403,044	$526,061
Lines of credit(1)(2)	129,004	6,111	12,222	110,671	—
Operating leases(3)	161,078	1,983	3,487	3,506	152,102
Other long-term obligations(4)	21,309	5,133	6,888	5,030	4,258
Development and construction obligations(5)	126,500	94,975	31,525	—	—

	$1,715,053	$277,506	$232,875	$522,251	$682,421

(1)	Amounts include principal and interest payments.
(2)	At December 31, 2006, the Company had issued letters of credit to third parties totaling $2,805 under its credit facility arrangements.
(3)	Primarily includes ground leases underlying apartment communities owned by the Company.
(4)	Represents amounts committed to current and former executive officers under the terms of employment and settlement agreements.
(5)	Represents estimated remaining amounts necessary to complete projects under development at December 31, 2006, including amounts due under general construction contracts.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $17,109, $14,429 and $14,515 for the years ended December 31, 2006, 2005 and 2004, respectively. Based on the size of the Company’s operating property portfolio at December 31, 2006, the Company expects that its capital expenditures in 2007 will be modestly higher than the amount incurred in 2006 as the Company seeks to maintain the operating performance of its assets.

At December 31, 2006, the Company had an outstanding interest rate swap derivative financial instrument with a notional value of approximately $95,510 with a maturity date in 2009. The contractual payment terms of this arrangement are summarized in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K. Additional information regarding the accounting and disclosure of this arrangement is included in note 13 to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements
The Company holds investments in three unconsolidated entities, in which it has a 35% ownership interest. Two of these unconsolidated entities have third-party mortgage indebtedness and the aggregate indebtedness totaled $66,998 at December 31, 2006.

Long-term Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2006 is included in note 4 to the consolidated financial statements. A summary of changes in secured and unsecured debt in 2006 is discussed below.

Upon their maturity in March 2006, the Company repaid $50,000 of 6.71% senior unsecured notes. In October 2006, the Company repaid $25,000 of 7.5% senior unsecured notes. Both notes were repaid from available borrowings under its unsecured lines of credit.

In April 2006, the Company closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note accrued interest at LIBOR plus 1.0%, was scheduled to mature in April 2008 and was pre-payable without penalty. In August 2006, this mortgage note was assumed by the purchaser of this community.

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

Post Properties, Inc.
Post Apartment Homes, L.P.

In December 2006, the Company repaid a $45,718, 6.8% secured mortgage note prior to its schedule maturity date in 2007. Also in December 2006, the Company repaid $18,600 of tax-exempt indebtedness associated with the sale of an apartment community.

Stock Repurchase Program

In late 2006, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008. The Company has in place a 10b5-1 stock purchase plan which expires in February 2007.

Under its previous stock repurchase program which expired on December 31, 2006, the Company repurchased approximately $5,000 and $34,400 of common stock in 2006 and 2005, respectively. Subsequent to December 31, 2006, the Company repurchased approximately $3,694 of common stock.

Capitalization of Fixed Assets and Community Improvements

The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development and construction of new apartment communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred interior and exterior painting of operating communities, unless those communities are under rehabilitation.

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development, construction and rehabilitation. The incremental personnel and associated costs are capitalized to the projects under development and rehabilitation based upon the effort associated with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This practice results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such communities.

Acquisition of assets and community improvement and other capitalized expenditures for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
New community development and acquisition activity(1)	$295,979	$116,710	$43,708
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements(2)	10,641	—	26
Other community additions and improvements(3)	5,964	4,508	4,605
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements(4)	11,145	9,921	9,884
Corporate additions and improvements	3,480	1,771	681

	$327,209	$132,910	$58,904

Other Data
Capitalized interest	$9,942	$2,907	$1,078

Capitalized development and associated costs(5)	$1,884	$1,219	$998

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.

Post Properties, Inc.
Post Apartment Homes, L.P.

Current Development Activity

At December 31, 2006, the Company had three communities (and the expansion of one community) containing 1,031 apartment units and 230 for-sale condominiums under development in two communities. These communities are summarized in the table below.

				Costs
				Incurred			Estimated
			Estimated	as of	Quarter of	Quarter of	Quarter of		Estimated	Units
		Number	Construction	December 31,	Construction	First Units	Stabilized	Units	Quarter	Under	Units
Community	Location	of Units	Cost	2006	Start	Available	Occupancy(1)	Leased(2)	Sell-out	Contract(3)	Closed
			($ in millions)	($ in millions)
Apartments:
Post Alexandertm	Atlanta, GA	307	$62.8	$17.3	2Q 2006	1Q 2008	1Q 2009	—	N/A	N/A	N/A
Post Carlyle Squaretm	Washington, D.C. Area	205	59.0	54.4	4Q 2004	4Q 2006	4Q 2007	43	N/A	N/A	N/A
Post Eastsidetm	Dallas, TX	435	53.9	8.2	4Q 2006	4Q 2007	1Q 2009	—	N/A	N/A	N/A
Post Hyde Park® (expansion) (4)	Tampa, FL	84	18.6	5.5	4Q 2006	1Q 2008	4Q 2008	—	N/A	N/A	N/A

Total Apartments		1,031	$194.3	$85.4				43

Condominiums:
The Condominiums at Carlyle Squaretm	Washington, D.C. Area	145	$45.3	$36.5	4Q 2004	2Q 2007	N/A	N/A	2Q 2008	94	—
Mercer Squaretm	Dallas, TX	85	17.3	8.5	2Q 2006	3Q 2007	N/A	N/A	3Q 2008	5	—

Total Condominiums		230	$62.6	$45.0						99	—

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of January 29, 2007.
(3)	As of January 29, 2007, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium homes under contract will close.
(4)	Total estimated construction costs for the Post Hyde Park®expansion include the estimated replacement costs of six apartment units at the Company’s existing Hyde Park community that are being demolished to accommodate the expansion.

Inflation

For each of the last three years and as of December 31, 2006, substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

Post Properties, Inc.
Post Apartment Homes, L.P.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year Ended December 31,
	2006	2005	2004

Net income available to common shareholders	$93,832	$134,311	$76,368
Minority interest of common unitholders — continuing operations	451	(120)	(2,615)
Minority interest in discontinued operations(1)	1,366	7,219	7,793
Depreciation on consolidated real estate assets	66,574	73,189	81,433
Depreciation on real estate assets held in unconsolidated entities	906	969	1,328
Gains on sales of real estate assets, net of provision for income taxes	(80,927)	(140,112)	(113,739)
Incremental gains on condominium sales, net of provision for income taxes(2)	1,406	8,280	—
Gains on sales of real estate assets — unconsolidated entities	(482)	(612)	—
Incremental gains on condominium sales — unconsolidated entities(2)	96	359	—

Funds from operations available to common shareholders and unitholders(3)	$83,222	$83,483	$50,568

Weighted average shares outstanding — basic	42,812	40,217	39,777
Weighted average shares and units outstanding — basic	43,645	42,353	42,474
Weighted average shares outstanding — diluted(4)	43,594	40,616	39,892
Weighted average shares and units outstanding — diluted(4)	44,427	42,752	42,589

(1)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.
(2)	The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium homes exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.
(3)	FFO for the year ended December 31, 2006, included a gain related to the final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503. FFO for the year ended December 31, 2005 included a loss of $3,220 from the early extinguishment of debt associated with asset sales, a severance charge of $796 and a gain of $5,267 on the sale of a technology investment. FFO for the year ended December 31, 2004 included impairment charges of $2,333, losses on debt extinguishments of $8,139 and a loss on the termination of a debt remarketing agreement of $10,615. Additionally, FFO for the year ended December 31, 2004 includes a reduction for preferred stock and unit redemption costs of $3,526.
(4)	Diluted weighted average shares and units for the years ended December 31, 2005 and 2004 include 400 and 115 of common stock equivalent shares and units, respectively, that were antidilutive to all income (loss) per share computations under generally accepted accounting principles.

Post Properties, Inc.
Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2006, the Company had $204,513 of variable rate debt tied to LIBOR. In addition, the Company had $9,895 in variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

The tables below provide information about the Company’s fixed and floating rate debt and derivative financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based upon actual rates at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
	(In thousands)

Debt obligations
Long-term debt:
Fixed rate	$111,580	$3,495	$74,753	$186,618	$139,266	$303,659	$819,371	$828,983

Average interest rate	7.14%	5.82%	5.47%	7.68%	5.40%	5.46%	6.34%
Floating rate
LIBOR-based and other:
Cash management line(1) (2)	—	—	—	13,913	—	—	13,913	13,913
Syndicated line of credit(1) (2)	—	—	—	95,000	—	—	95,000	95,000
FNMA(3)	1,610	1,735	1,865	2,010	2,165	86,215	95,600	95,600

Total LIBOR-based and other	1,610	1,735	1,865	110,923	2,165	86,215	204,513	204,513
Tax-exempt(4)	—	—	—	100	400	9,395	9,895	9,895

Total floating rate debt	1,610	1,735	1,865	111,023	2,565	95,610	214,408	214,408

Total debt	$113,190	$5,230	$76,618	$297,641	$141,831	$399,269	$1,033,779	$1,043,391

(1)	Interest on these debt instruments is based on LIBOR plus 0.575% at December 31, 2006. At December 31, 2006, the one-month LIBOR rate was 5.32%.
(2)	Assumes the Company’s Syndicated and Cash management lines of credit are repaid at their maturity dates.
(3)	In April 2006, the Company entered into a swap transaction that fixed the rate on the note at 6.145%, inclusive of credit enhancement and other fees through July 31, 2009.
(4)	At December 31, 2006, the FNMA “AAA” tax exempt rate was 3.66%. Interest on these debt instruments is equal to the FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. The Company has purchased an interest rate cap that limits the Company’s exposure to increases in the base rate to 5.00%.

Post Properties, Inc.
Post Apartment Homes, L.P.

				Expected
		Average	Average	Settlement	Fair Value
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Asset (Liab.)

Interest Rate Swaps Variable to fixed	$97,100 amortizing to $90,270	5.21%	1 month LIBOR	7/31/09	$(564)
Interest rate caps	$28,495	5.00%	—	2/01/08	—

					$(564)

As more fully described in note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $95,600 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2006, would increase or decrease by approximately $1,188 on an annualized basis.

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

In December 2006, the Company repaid $18,600 of tax-exempt indebtedness associated with the sale of an apartment community. The portion of the interest rate cap arrangement with a notional amount of $18,600 was not terminated and as a result became ineffective for accounting purposes. At that time, the Company recognized a loss of approximately $142 due to such ineffectiveness. Due to the short-term period until the maturity of this arrangement, the Company does not expect future changes in the fair value of this arrangement to be material to its consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 15(a) and are filed as part of this report on the pages indicated. The supplementary data are included in note 18 of the Notes to Consolidated Financial Statements.

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

There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of the Company’s independent registered public accounting firm are included in Part IV, Item 15 of this annual report on Form 10-K and are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

Post Properties, Inc.
Post Apartment Homes, L.P.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section under the heading “Proposal 1 — Election of Directors” entitled “Nominees for Election,” of the Proxy Statement for Annual Meeting of Shareholders to be held May 24, 2007 (the “Proxy Statement”) is incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section under the heading “Other Matters” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement is incorporated herein by reference. The section under the heading “Corporate Governance” entitled “Committees of the Board of Directors — Audit Committee” of the proxy statement is incorporated herein by reference.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors since the Company last disclosed such procedures in the Proxy Statement for its 2006 Annual Meeting of Shareholders.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website at www.postproperties.com under the “Investor Relations” section and “Corporate Governance” caption. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The section under the heading “Corporate Governance” entitled “Director Compensation” of the Proxy Statement, the sections under the heading titled “Executive Compensation and Management Committee Report” and the sections under the heading titled “Executive Compensation” of the Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The sections under the headings “Common Stock Ownership by Management and Principal Shareholders” and “Equity Compensation Plan Information” of the Proxy Statement are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section under the headings “Certain Relationships and Related Person Transactions” of the Proxy Statement and the section under the heading “Corporate Governance” entitled “Director Independence” of the Proxy Statement are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections under the heading titled “Independent Registered Public Accountant Fees and Services” of the Proxy Statement are incorporated herein by reference.

Post Properties, Inc.
Post Apartment Homes, L.P.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) 1. and 2. Financial Statements and Schedules

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

All other financial statement schedules are omitted because they are either not applicable or not required.

Post Properties, Inc.
Post Apartment Homes, L.P.

Post Properties, Inc.
Consolidated Financial Statements
December 31, 2006 and 2005

Post Properties, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control — Integrated Framework, the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Post Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Post Properties, Inc.:

We have audited the accompanying consolidated balance sheet of Post Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and accumulated earnings, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule as of and for the year ended December 31, 2006, listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 1 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006.

Deloitte & Touche LLP

Atlanta, Georgia
February 28, 2007
Post Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Post Properties, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and accumulated earnings and cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Post Properties, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the summary of activity for the real estate investments and accumulated depreciation included in the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 15, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations discussed in Note 2, as to which date is December 8, 2006, and insofar as it relates to the effects in segment reporting categories discussed in Note 15, as to which date is February 28, 2007
Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005

Assets
Real estate assets
Land	$278,448	$266,914
Building and improvements	1,821,123	1,789,479
Furniture, fixtures and equipment	204,318	207,497
Construction in progress	135,428	47,005
Land held for future development	92,800	62,511

	2,532,117	2,373,406
Less: accumulated depreciation	(547,477)	(516,954)
For-sale condominiums	28,295	38,338
Assets held for sale, net of accumulated depreciation of $4,035 and $0 at December 31, 2006 and 2005, respectively	15,645	4,591

Total real estate assets	2,028,580	1,899,381
Investments in and advances to unconsolidated real estate entities	32,794	26,614
Cash and cash equivalents	3,663	6,410
Restricted cash	5,203	4,599
Deferred charges, net	12,400	11,624
Other assets	34,007	32,826

Total assets	$2,116,647	$1,981,454

Liabilities and Shareholders’ Equity
Indebtedness	$1,033,779	$980,615
Accounts payable and accrued expenses	75,403	53,429
Dividend and distribution payable	19,886	19,257
Accrued interest payable	4,885	5,478
Security deposits and prepaid rents	9,915	9,857

Total liabilities	1,143,868	1,068,636

Minority interest of common unitholders in Operating Partnership	14,057	26,764
Minority interests in consolidated real estate entities	2,268	5,045

Total minority interests	16,325	31,809

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference	9	9
$50 per share, 900 shares issued and outstanding
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference
$25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
43,603 and 41,394 shares issued, 43,486 and 41,394 shares outstanding at December 31, 2006 and 2005, respectively	436	414
Additional paid-in-capital	869,587	803,765
Accumulated earnings	97,567	86,315
Accumulated other comprehensive income (loss)	(3,490)	(4,208)
Deferred compensation	—	(3,625)

	964,129	882,690
Less common stock in treasury, at cost, 175 and 44 shares at December 31, 2006 and 2005, respectively	(7,675)	(1,681)

Total shareholders’ equity	956,454	881,009

Total liabilities and shareholders’ equity	$2,116,647	$1,981,454

The accompanying notes are an integral part of these consolidated financial statements.
Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues
Rental	$282,650	$264,763	$251,661
Other property revenues	17,044	15,478	14,131
Other	402	255	1,000

Total revenues	300,096	280,496	266,792

Expenses
Property operating and maintenance (exclusive of items shown separately below)	137,172	128,115	121,420
Depreciation	67,328	70,435	73,665
General and administrative	18,502	18,307	18,205
Investment, development and other	6,424	4,711	2,930
Severance charges	—	796	—

Total expenses	229,426	222,364	216,220

Operating income	70,670	58,132	50,572
Interest income	1,261	661	817
Interest expense	(54,049)	(55,638)	(59,763)
Amortization of deferred financing costs	(3,526)	(4,661)	(4,304)
Gains (losses) on sales of condominiums, net	12,378	(531)	—
Equity in income of unconsolidated real estate entities	1,813	1,767	1,083
Other income	3,095	5,267	—
Termination of debt remarketing agreement (interest expense)	—	—	(10,615)
Loss on early extinguishment of indebtedness	—	—	(4,011)
Minority interest in consolidated property partnerships	(257)	239	671
Minority interest of preferred unitholders	—	—	(3,780)
Minority interest of common unitholders	(451)	120	2,615

Income (loss) from continuing operations	30,934	5,356	(26,715)

Discontinued operations
Income from discontinued property operations, net of minority interest	3,774	6,638	12,744
Gains on sales of real estate assets, net of minority interest and provision for income taxes	67,247	132,997	106,039
Loss on early extinguishment of indebtedness, net of minority interest	(486)	(3,043)	(3,849)

Income from discontinued operations	70,535	136,592	114,934

Net income	101,469	141,948	88,219
Dividends to preferred shareholders	(7,637)	(7,637)	(8,325)
Redemption costs on preferred stock and units	—	—	(3,526)

Net income available to common shareholders	$93,832	$134,311	$76,368

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$0.54	$(0.06)	$(0.97)
Income from discontinued operations	1.65	3.40	2.89

Net income available to common shareholders	$2.19	$3.34	$1.92

Weighted average common shares outstanding — basic	42,812	40,217	39,777

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$0.53	$(0.06)	$(0.97)
Income from discontinued operations	1.62	3.40	2.89

Net income available to common shareholders	$2.15	$3.34	$1.92

Weighted average common shares outstanding — diluted	43,594	40,217	39,777

The accompanying notes are an integral part of these consolidated financial statements.
Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except per share data)

							Accumulated
					Additional		Other
	Preferred	Common	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Shares	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2003	4,900	38,686	$49	$396	$849,632	$—	$(12,362)	$(4,424)	$(36,765)	$796,526
Comprehensive income
Net income	—	—	—	—	—	88,219	—	—	—	88,219
Net change in derivatives, net of minority interest	—	—	—	—	—	—	3,694	—	—	3,694

Total comprehensive income										91,913
Proceeds from employee stock purchase, stock option and other plans	—	367	—	5	6,115	—	—	—	4,345	10,465
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	1,168	—	—	(14,042)	—	—	—	33,890	19,848
Stock-based compensation, net of minority interest	—	—	—	—	633	—	—	—	—	633
Restricted stock issuances, net of forfeitures	—	25	—	—	(125)	—	—	(673)	798	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,109	—	1,109
Redemption of preferred stock	(2,000)	—	(20)	—	(49,980)	—	—	—	—	(50,000)
Treasury stock acquisitions	—	(82)	—	—	—	—	—	—	(2,268)	(2,268)
Dividends to preferred shareholders	—	—	—	—	—	(8,325)	—	—	—	(8,325)
Dividends to common shareholders ($1.80 per share)	—	—	—	—	(17,012)	(54,819)	—	—	—	(71,831)

Shareholders’ Equity and Accumulated Earnings, December 31, 2004	2,900	40,164	29	401	775,221	25,075	(8,668)	(3,988)	—	788,070
Comprehensive income
Net income	—	—	—	—	—	141,948	—	—	—	141,948
Net change in derivatives, net of minority interest	—	—	—	—	—	—	5,559	—	—	5,559

Total comprehensive income										147,507
Proceeds from employee stock purchase, stock option and other plans	—	1,138	—	8	16,181	—	—	—	21,652	37,841
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	1,097	—	5	10,065	—	(1,099)	—	11,473	20,444
Stock-based compensation, net of minority interest	—	—	—	—	888	—	—	—	—	888
Restricted stock issuances, net of forfeitures	—	26	—	—	1,410	—	—	(1,004)	(406)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,367	—	1,367
Treasury stock acquisitions	—	(1,031)	—	—	—	—	—	—	(34,400)	(34,400)
Dividends to preferred shareholders	—	—	—	—	—	(7,637)	—	—	—	(7,637)
Dividends to common shareholders ($1.80 per share)	—	—	—	—	—	(73,071)	—	—	—	(73,071)

Shareholders’ Equity and Accumulated Earnings, December 31, 2005	2,900	41,394	$29	$414	$803,765	$86,315	$(4,208)	$(3,625)	$(1,681)	$881,009

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS (cont’d)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except per share data)
							Accumulated
					Additional		Other
	Preferred	Common	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Shares	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2005	2,900	41,394	$29	$414	$803,765	$86,315	$(4,208)	$(3,625)	$(1,681)	$881,009
Cumulative effect of application of SAB 108	—	—	—	—	—	(4,725)	—	—	—	(4,725)

Shareholders’ Equity and Accumulated Earnings, January 1, 2006	2,900	41,394	29	414	803,765	81,590	(4,208)	(3,625)	(1,681)	876,284
Comprehensive income
Net income	—	—	—	—	—	101,469	—	—	—	101,469
Net change in derivatives, net of minority interest	—	—	—	—	—	—	796	—	—	796

Total comprehensive income										102,265
Transition effect of adoption of SFAS 123R	—	—	—	—	(3,625)	—	—	3,625	—	—
Proceeds from employee stock purchase, stock option and other plans	—	1,462	—	15	53,458	—	—	—	(994)	52,479
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	697	—	7	13,133	—	(78)	—	—	13,062
Stock-based compensation, net of minority interest	—	42	—	—	2,856	—	—	—	—	2,856
Treasury stock acquisitions	—	(109)	—	—	—	—	—	—	(5,000)	(5,000)
Dividends to preferred shareholders	—	—	—	—	—	(7,637)	—	—	—	(7,637)
Dividends to common shareholders ($1.80 per share)	—	—	—	—	—	(77,855)	—	—	—	(77,855)

Shareholders’ Equity and Accumulated Earnings, December 31, 2006	2,900	43,486	$29	$436	$869,587	$97,567	$(3,490)	$—	$(7,675)	$956,454

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Cash Flows From Operating Activities
Net income	$101,469	$141,948	$88,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,967	76,248	85,310
Amortization of deferred financing costs	3,526	4,661	4,304
Minority interest of common unitholders in Operating Partnership	451	(120)	(2,615)
Minority interest in discontinued operations	1,366	7,219	7,793
Minority interest of preferred unitholders in Operating Partnership	—	—	3,780
Minority interest in consolidated entities	257	(239)	(671)
Gains on sales of real estate assets	(81,430)	(140,643)	(113,739)
Other income	(1,433)	(5,267)	—
Asset impairment charges	—	—	2,233
Equity in income of unconsolidated entities	(1,813)	(1,634)	(941)
Distributions of earnings of unconsolidated entities	2,713	2,033	1,928
Deferred compensation	471	194	—
Stock-based compensation	2,910	2,293	1,785
Loss on early extinguishment of debt	495	2,264	4,302
Changes in assets, (increase) decrease in:
Other assets	(3,009)	(4,012)	(2,637)
Deferred charges	(129)	(1,082)	(361)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(594)	(2,199)	754
Accounts payable and accrued expenses	655	2,476	315
Security deposits and prepaid rents	(546)	2,621	(654)

Net cash provided by operating activities	94,326	86,761	79,105

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(239,428)	(112,527)	(42,777)
Net proceeds from sales of real estate assets	176,419	199,546	138,637
Proceeds from sale of other investments	898	5,267	—
Capitalized interest	(9,942)	(2,907)	(1,078)
Annually recurring capital expenditures	(11,145)	(9,921)	(9,884)
Periodically recurring capital expenditures	(5,964)	(4,508)	(4,605)
Community rehabilitation and other revenue generating capital expenditures	(10,641)	—	(26)
Corporate additions and improvements	(3,480)	(1,771)	(681)
Distributions from (investments in and advances to) unconsolidated entities	(2,125)	(5,846)	52,287
Note receivable collections and other investments	944	2,960	—

Net cash (used in) provided by investing activities	(104,464)	70,293	131,873

Cash Flows From Financing Activities
Payments on indebtedness	(145,763)	(217,934)	(115,753)
Proceeds from indebtedness	190,000	100,000	135,000
Lines of credit proceeds (repayments), net	7,534	50,631	(21,262)
Payments of financing costs	(3,971)	(1,211)	(5,631)
Redemption of preferred stock and preferred units	—	—	(120,000)
Treasury stock acquisitions	(5,000)	(34,400)	(2,268)
Proceeds from employee stock purchase and stock options plans	52,008	36,084	10,465
Capital contributions (distributions) of minority interests	(1,183)	283	(3,806)
Distributions to preferred unitholders	—	—	(4,246)
Distributions to common unitholders	(1,685)	(4,060)	(5,219)
Dividends paid to preferred shareholders	(7,637)	(7,637)	(8,325)
Dividends paid to common shareholders	(76,912)	(72,523)	(71,144)

Net cash provided by (used in) financing activities	7,391	(150,767)	(212,189)

Net increase (decrease) in cash and cash equivalents	(2,747)	6,287	(1,211)
Cash and cash equivalents, beginning of period	6,410	123	1,334

Cash and cash equivalents, end of period	$3,663	$6,410	$123

The accompanying notes are an integral part of these consolidated financial statements.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2006, the Company owned 21,745 apartment units in 61 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 1,181 apartment units in four communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing 230 for-sale condominium homes and is converting apartment homes in four communities initially consisting of 597 units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2006, approximately 44.5%, 18.8%, 12.1% and 9.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2006, the Company had outstanding 43,486 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 98.4% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 705 at December 31, 2006 and represented a 1.6% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 98.1%, 95.0% and 93.7% for the years ended December 31, 2006, 2005 and 2004, respectively.

Basis of presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN 46R, the entities are accounted for using the equity method of accounting (see discussion of EITF No. 04-5 below). Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

Certain items related to condominium activities and minority interests in the 2005 and 2004 consolidated financial statements were reclassified for comparative purposes with the 2006 consolidated financial statements.

Cost capitalization

The Company capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment and condominium communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Annually recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

flooring. Periodically recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the renovation of communities, the new installation of water sub-metering equipment and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Company expenses as incurred interior and exterior painting of its operating communities, unless those communities are under rehabilitation.

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with apartment and condominium communities under development and construction. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2006, 2005 and 2004 were approximately 6.6%, 6.5% and 7.3%, respectively. Internal personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

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

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Company’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and/or sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities, the operating results, condominium revenues and associated gains are reflected in continuing operations (see discussion under “revenue recognition” below) and the net book value of the assets being converted into condominiums are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “For-sale condominiums.” In either case, subsequent to the classification of the assets as held for sale, no further depreciation expense is recorded.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Company also recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.

For newly developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total projects costs for each condominium unit under a binding real estate contract. As of December 31, 2006, no condominium projects are accounted for under the Percentage of Completion Method.

In November 2006 the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Condominiums.” EITF No. 06-8 provides additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Company’s above stated Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. As discussed above, the Company accounts for condominium sales using similar criteria to those stated in EITF No. 06-8. As a result, the Company does not expect that the adoption of EITF No. 06-8 will have a material impact on the Company’s financial position or results of operations.

Long-term ground leases

The Company is party to six long-term ground leases associated with land underlying certain of the Company’s operating communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Beginning in 2005, the Company recognized ground lease expense on the straight-line method over the life of the ground lease for all ground leases with stated rent increases. The recognition of ground lease expense as incurred had historically not been materially different than the recognition of ground lease expense on a straight-line basis.

The Securities and Exchange Commission issued SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB 108 requires that companies analyze the effect of financial statement misstatements on both their balance sheet and their income statement and contains guidance on correcting errors under this approach. The Company applied the guidance in SAB 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB 108, adjusted retained earnings as of January 1, 2006. The adjustment was considered to be immaterial individually and in the aggregate in prior years based on the Company’s historical method of determining materiality. The application of SAB 108 resulted in a cumulative effect adjustment to record the prior period impact of accounting for two ground leases with scheduled rent increases on a straight-line basis during periods prior to January 1, 2005, and resulted in an increase in consolidated real estate assets of approximately $3,900, an increase in consolidated liabilities of approximately $8,800 and a decrease in consolidated equity of approximately $4,900 ($4,700 net of minority interest).

Apartment community acquisitions

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 5 months to 18 months).

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

In periods from January 1, 2003 through December 31, 2005, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. In adopting SFAS No. 123, the Company used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for all options issued after January 1, 2003.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

In 2005 and 2004, the effect on the Company’s net income and net income per share had the fair value method of accounting been applied to all stock-based compensation was not significant to the Company’s financial position or results of operations.

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company uses derivative financial instruments, interest rate swap and interest rate cap arrangements to manage or hedge its exposure to interest rate changes. The Company generally designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS 133, as amended, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a shareholders’ equity account, until the hedged transactions are recognized in earnings. Quarterly, the Company evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

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

Deferred financing costs

Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related indebtedness.

Per share data

The Company reports both basic and diluted earnings per share. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options and non-vested awards. Common share equivalents are excluded from the computations in years in which they have an anti-dilutive effect.

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
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

New accounting pronouncements

In 2006 and 2005, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Company in 2006 and in future periods and which are not discussed elsewhere in note 1 are discussed below.

The Emerging Issues Task Force issued EITF No. 04-5 (“EITF No. 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause or (2) substantive participating rights. EITF No. 04-5 became effective on September 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Company adopted EITF No. 04-5 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. FIN 48 is effective for the Company on January 1, 2007. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Company has performed an analysis and does not expect that the adoption of FIN 48 will have a material impact on the Company’s financial position and results of operations.

Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value are also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position and results of operations.

2.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions

In March 2006, the Company acquired two apartment communities, containing 308 units, in Austin, Texas for approximately $46,400, including closing costs. Additionally, the Company plans to spend up to approximately $1,200 (of which approximately $946 was incurred as of December 31, 2006) to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.

In July 2006, the Company acquired a 361-unit apartment community in suburban Washington D.C. for approximately $84,600, including the assumption of approximately $41,394 mortgage indebtedness and closing costs. The assumed mortgage note payable bears interest at a coupon rate of 6.1% (which approximated fair value), requires monthly principal and interest payments and matures in 2011. The Company may be required to pay additional purchase consideration of up to approximately $6,563 based on a share of the appreciation in the value of the property, if any, over approximately the next four years. The purchase price of this community was allocated to the assets and liabilities acquired based on their estimated fair values.

In October 2006, the Company acquired a 150-unit apartment community in Tampa, Florida for approximately $23,700, including closing costs. At the time of acquisition, the community was undergoing an extensive renovation program and was predominantly vacant. The Company plans to spend up to approximately $2,000 (of which approximately $870 was incurred as of December 31, 2006) to complete the renovation of the community. Lease-up of renovated units began in the fourth quarter of 2006. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

In 2006, aggregate acquisition costs were allocated to land ($18,201), building, improvements and equipment ($111,523), construction progress ($23,723) and identified lease related intangible assets ($1,296). Aggregate liabilities assumed related to mortgage indebtedness, other payables and deposits totaled approximately $41,419.

In June 2005, the Company acquired a 319-unit apartment community located in suburban Charlotte, NC for approximately $38,240, including closing costs and the reimbursement of a fee to terminate a loan commitment paid for by the seller. Additionally, the Company incurred additional costs of approximately $1,100 to improve the community. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At December 31, 2006, the Company had one community, originally containing 127 units, that is being converted into condominiums, one apartment community, containing 182 units, classified as held for sale and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $15,645, which represents the lower of their depreciated cost or fair value less costs to sell. At December 31, 2006, the Company also had portions of two communities that are being converted to condominiums, originally containing 349 units, that are classified as for-sale condominiums on the accompanying consolidated balance sheet at $28,295.

In the fourth quarter of 2005, the Company began the conversion of portions of two apartment communities into for-sale condominiums. As discussed in note 1, gains on sales of these condominium units are reflected in continuing operations. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with new condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the years ended December 31, 2006 and 2005 was as follows:

	Year Ended
	December 31,
	2006	2005

Condominium revenues	$33,364	$—
Condominium costs and expenses	(20,986)	(531)

Gains (losses) on sales of condominiums, net	$12,378	$(531)

In 2006, the Company retrospectively adjusted its consolidated financial statements for the years ended December 31, 2005 and 2004, to reflect four apartment communities classified as held for sale (three of which were sold in 2006) in 2006 under SFAS No. 144. The effect of the retrospective adjustment represented a $1,272 and $433 decrease in the Company’s previously reported income (loss) from continuing operations and a corresponding increase in income from discontinued operations for the years ended December 31, 2005 and 2004, respectively.

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the year ended December 31, 2006, income from discontinued operations included the results of operations of one condominium conversion community and one apartment community classified as held for sale at December 31, 2006 as well as the operations of three communities sold in 2006 through their sale dates. For the years ended December 31, 2005 and 2004, income from discontinued operations included the results of operations of the condominium conversion community and apartment community classified as held for sale at December 31, 2006, communities sold in 2006, one condominium conversion community through its sell-out date and the results of operations of 14 communities sold in 2005 and 2004.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The revenues and expenses of these communities for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004

Revenues
Rental	$12,146	$27,967	$56,411
Other property revenues	1,282	2,805	5,077

Total revenues	13,428	30,772	61,488

Expenses
Property operating and maintenance (exclusive of items shown separately below)	5,269	13,136	25,411
Depreciation	1,639	5,813	11,645
Interest	2,673	5,421	9,321
Asset impairment charges	—	—	2,233
Minority interest in consolidated property partnerships	—	14	(238)

Total expenses	9,581	24,384	48,372

Income from discontinued property operations before minority interest	3,847	6,388	13,116
Minority interest	(73)	250	(372)

Income from discontinued property operations	$3,774	$6,638	$12,744

In 2004, the Company recorded asset impairment charges totaling $2,233 to write-down the cost of two apartment communities, located in Dallas, Texas, to their estimated fair value when the assets were classified as held for sale or sold.

In 2006, the Company recognized net gains in discontinued operations of $68,324 ($67,026 net of minority interest) from the sale of three communities containing 1,340 units. These sales generated net proceeds of approximately $173,007, including $40,000 of secured indebtedness assumed by the purchasers. In 2005, the Company recognized net gains in discontinued operations of $124,425 ($117,593 net of minority interest) from the sale of six communities containing 3,047 units. These sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers. In 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities, containing 3,880 units, and certain land parcels. These sales generated net proceeds of approximately $242,962, including $104,325 of tax-exempt debt assumed by the purchasers.

In 2006 and 2005, gains on sales of real estate assets included in discontinued operations also includes net gains from condominium sales at two condominium conversion communities. The Company commenced condominium conversion activities in 2005. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the years ended December 31, 2006 and 2005 was as follows:

	Year Ended December 31,
	2006	2005

Condominium revenues	$7,322	$56,012
Condominium costs and expenses	(7,097)	(39,200)

Gains on condominium sales, before minority interest and income taxes	225	16,812
Minority interest	(4)	(814)
Provision for income taxes	—	(594)

Gains on condominium sales, net of minority interest and income taxes	$221	$15,404

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment and Condominium Conversion Communities

At December 31, 2006, the Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC is converting its apartment community, initially consisting of 121 units, into for-sale condominiums. The Company holds a 35% equity interest in the Property LLCs.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,446 at December 31, 2006. The excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of approximately $104 at December 31, 2006 related to the Property LLC holding the condominium conversion community will be recognized as additional costs as the underlying condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	December 31,
Balance Sheet Data	2006	2005

Real estate assets, net of accumulated depreciation of $11,039 and $8,349, respectively	$93,614	$96,000
Assets held for sale, net	3,027	17,715
Cash and other	4,067	1,770

Total assets	$100,708	$115,485

Mortgage notes payable	$66,998	$66,999
Mortgage note payable to Company	—	5,967
Other liabilities	1,107	996

Total liabilities	68,105	73,962
Members’ equity	32,603	41,523

Total liabilities and members’ equity	$100,708	$115,485

Company’s equity investment in Property LLCs	$16,883	$20,647

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

	Year ended December 31,
Income Statement Data	2006	2005	2004

Revenues
Rental	$11,447	$10,789	$10,451
Other property revenues	799	840	776

Total revenues	12,246	11,629	11,227

Expenses
Property operating and maintenance	3,948	3,689	3,555
Depreciation and amortization	2,650	2,621	2,579
Interest	2,752	2,752	2,658

Total expenses	9,350	9,062	8,792

Income from continuing operations	2,896	2,567	2,435

Discontinued operations
Loss from discontinued operations	(343)	(176)	(355)
Gains on sales of real estate assets, net	2,947	2,834	—
Loss on early extinguishment of debt	—	(273)	—

Income (loss) from discontinued operations	2,604	2,385	(355)

Net income	$5,500	$4,952	$2,080

Company’s share of net income	$1,813	$1,767	$1,083

Gains on real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. This Property LLC began its condominium conversion activity in 2005. A summary of revenues and costs and expenses of condominium activities for the years ended December 31, 2006 and 2005 is as follows:

	Year Ended
	December 31,
	2006	2005

Condominium revenue	$21,857	$15,098
Condominium costs and expenses	(18,910)	(12,264)

Gains on condominium sales, net	$2,947	$2,834

At December 31, 2006, mortgage notes payable include a $49,998 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in 2008. The additional mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04%, requires interest only payments and matures in 2008.

In early 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Company. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Company had a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR at 1.90%. In June 2006, the mortgage note payable to the Company was retired from the proceeds of condominium sales.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Land Entities

At December 31, 2006, the Company holds a 50% equity interest in a limited liability company whose sole investment consists of a partnership interest in an entity (the “Land Partnership”) which holds land for future development. At December 31, 2006, the Land Partnership had total assets of $26,157, principally land held for future development, total liabilities of $12,582 (including a secured note payable of $12,000 to the Company) and total equity of $13,575 (including the Company’s equity investment of $3,911).

4.	INDEBTEDNESS

At December 31, 2006 and 2005, the Company’s indebtedness consisted of the following:

				Maturity	December 31,	December 31,
Description	Payment Terms	Interest Rate		Date	2006	2005

Senior Unsecured Notes	Int.	5.13%-7.70%		2007-2013	$560,000	$485,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575%	(1)	2010	95,000	90,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	13,913	11,379

					108,913	101,379

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15%	(2)	2029	95,600	97,100
Other	Prin. and Int.	4.27%-7.69%		2007-2013	259,371	268,641

					354,971	365,741

Tax-Exempt Floating Rate Secured Bonds	Int.	3.54%	(3)	2025	9,895	28,495

Total					$1,033,779	$980,615

(1)	Represents stated rate. At December 31, 2006, the weighted average interest rate was 5.58%.
(2)	Interest rate is fixed at 6.15%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at December 31, 2006 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

2007	$113,190
2008	5,230
2009	76,618
2010	297,641	(1)
2011	141,831
Thereafter	399,269

	$1,033,779

(1)	Includes outstanding balance on lines of credit totaling $108,913.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Debt issuances, retirements and modifications

2006

Upon their maturity in March 2006, the Company repaid $50,000 of 6.71% senior unsecured notes. In October 2006, the Company repaid $25,000 of 7.5% senior unsecured notes. Both notes were repaid from available borrowings under its unsecured lines of credit.

In April 2006, the Company closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note accrued interest at LIBOR plus 1.0%, was scheduled to mature in April 2008 and was pre- payable without penalty. In August 2006, this mortgage note was assumed by the purchaser of this community. As a result of this debt assumption, the Company recorded a loss on early extinguishment of indebtedness of $123 ($121 net of minority interest) related to the write-off of unamortized deferred financing costs.

In June 2006, the Company issued $150,000 of senior unsecured notes. The notes bear interest at 6.30% and mature in September 2013. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit.

In July 2006, in conjunction with an apartment community acquisition (see note 4 to the consolidated financial statements), the Company assumed a secured, fixed rate mortgage note payable with an outstanding balance of $41,394. The mortgage note bears interest at a coupon rate of approximately 6.1% (which approximated fair value), requires monthly principal and interest payments and matures in November 2011.

In December 2006, the Company repaid a $45,718, 6.8% secured mortgage note prior to its schedule maturity date in 2007. Also in December 2006, the Company repaid $18,600 of tax-exempt indebtedness associated with the sale of an apartment community. As a result of this debt retirement, the Company recorded a loss on the early extinguishment of debt of $372 ($365 net of minority interest) related to the write-off of deferred loan costs of $230 ($226 net of minority interest) relating to such retired indebtedness and a loss of $142 ($139 net of minority interest) due to the ineffectiveness of a related interest rate cap agreement.

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

2004

In 2004, the Company purchased and retired $87,957 of 8.125% medium term, unsecured notes through a tender offer. As part of this transaction, the Company recorded a loss on the early extinguishment of this indebtedness of $4,011 representing the debt repurchase premiums, the expenses of the tender offer and the write-off of the unamortized deferred financing costs associated with the retired indebtedness. Also in 2004, the Company terminated a remarketing agreement related to its $100,000 MOPPRS debt. In connection with the termination of the remarketing agreement, the Company paid $10,615 (interest expense), including transaction expenses. As a result of the termination of the remarketing agreement, the underlying debt matured and was repaid in 2005.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Unsecured lines of credit

At December 31, 2006, the Company utilizes a $450,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At December 31, 2006, the Company had issued letters of credit to third parties totaling $2,805 under this facility.

Additionally, at December 31, 2006, the Company had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Interest paid

Interest paid (including capitalized amounts of $9,942, $2,907 and $1,078 for the years ended December 31, 2006, 2005 and 2004, respectively), aggregated $67,257, $66,234 and $66,992 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pledged assets

The aggregate net book value at December 31, 2006 of property pledged as collateral for indebtedness amounted to approximately $619,000.

5.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,
	2006	2005

Deferred financing costs	$18,073	$26,050
Other	5,501	5,399

	23,574	31,449
Less: accumulated amortization	(11,174)	(19,825)

	$12,400	$11,624

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

6.	SHAREHOLDERS’ EQUITY/MINORITY INTEREST

Preferred Stock

At December 31, 2006, the Company had two outstanding series of cumulative redeemable preferred stock with the following characteristics:

						Approximate
		Liquidation	Optional	Redemption	Stated	Dividend
	Outstanding	Preference	Redemption	Price(1)	Dividend	Rate
Description	Shares	(per share)	Date(1)	(per share)	Yield	(per share)

Series A	900	$50.00	10/01/26	$50.00	8.5%	$4.25
Series B	2,000	$25.00	10/28/07	$25.00	7.625%	$1.91

(1)	The preferred stock is redeemable, at the Company’s option, for cash.

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

Common Stock Purchases

In 2006 and 2005, the Company repurchased approximately 109 and 1,031 shares, respectively, of its common stock at an aggregate cost of $5,000 and $34,400, respectively, under 10b5-1 stock repurchase plans. These shares were purchased under a board of directors approved plan which provided for aggregate common or preferred stock repurchases of up to $200,000 through December 31, 2006. In 2004, under a previous stock repurchase program, the Company repurchased $2,268 of common stock and $120,000 of preferred stock and units.

In the fourth quarter of 2006, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008. Subsequent to the year ended December 31, 2006, the Company repurchased 83 shares of its common stock totaling approximately $3,694 under its 10b5-1 stock purchase plan.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Computation of Earnings Per Common Share

In 2006, 2005 and 2004, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

	Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$30,934
Less: Preferred stock dividends	(7,637)

Basic EPS
Income from continuing operations available to common shareholders	23,297	42,812	$0.54

Effect of dilutive securities
Stock options and awards	—	782

Diluted EPS
Income from continuing operations available to common shareholders	$23,297	43,594	$0.53

	Year Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$5,356
Less: Preferred stock dividends	(7,637)

Basic EPS
Loss from continuing operations available to common shareholders	(2,281)	40,217	$(0.06)

Effect of dilutive securities
Stock options and awards	—	—(1)

Diluted EPS
Loss from continuing operations available to common shareholders	$(2,281)	40,217	$(0.06)

	Year Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Loss from continuing operations	$(26,715)
Less: Preferred stock dividends	(8,325)
Less: Preferred stock and unit redemption costs	(3,526)

Basic EPS
Loss from continuing operations available to common shareholders	(38,566)	39,777	$(0.97)

Effect of dilutive securities
Stock options and awards	—	—(1)

Diluted EPS
Loss from continuing operations available to common shareholders	$(38,566)	39,777	$(0.97)

(1)	For the years ended December 31, 2005 and 2004, the potential dilution from the Company’s outstanding stock options and awards of 400 and 115 shares, respectively, was antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

In 2005 and 2004, stock options to purchase 3,534 and 4,491 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as these options were antidilutive. There were no antidilutive shares in 2006.

7.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. In 2005, the Company recorded an additional expense charge of $796 relating to changes in the estimated future costs of certain benefits granted to former executive officers under such agreements. These estimated future cost increases primarily related to increased fuel and other operating costs and expenses associated with certain fractional aircraft benefits provided to such executives. In 2004, the Company entered into a final settlement agreement with its former chairman of the board of directors. Under the terms of the agreement, the former chairman’s employment and non-competition agreements were terminated and the Company agreed to continue to provide the former chairman certain payments and benefits through 2013, the approximate expiration date of the original employment agreement. Because the present value of the estimated payments under the settlement agreement approximated the Company’s remaining accrued charge under the former employment agreement, no additional charges were recorded in 2004 as a result of the settlement.

The following table summarizes the activity relating to the accrued severance charges for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Accrued severance charges, beginning of year	$14,325	$15,317	$19,171
Severance charges	—	796	—
Payments for period	(2,341)	(2,694)	(4,858)
Interest accretion	848	906	1,004

Accrued severance charges, end of year	$12,832	$14,325	$15,317

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (7 to 10 years).

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Reconciliation of net income to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income to taxable income for the years ended December 31, 2006, 2005 and 2004 is detailed below.

	2006	2005	2004
	(Estimate)	(Actual)	(Actual)

Net income	$101,469	$141,948	$88,219
Add (subtract) net loss (income) of taxable REIT subsidiaries	2,537	(6,882)	402

Adjusted net income	104,006	135,066	88,621
Book/tax depreciation difference	(4,926)	(1,354)	(1,719)
Book/tax difference on gains from real estate sales	(40,435)	(15,747)	(9,806)
Book/tax difference on stock-based compensation	(13,369)	(5,454)	(604)
Other book/tax differences, net	(7,674)	1,990	(8,885)

Taxable income before allocation of taxable capital gains	37,602	114,501	67,607
Income taxable as capital gains	(36,231)	(116,760)	(89,393)

Taxable ordinary income (loss)	$1,371	$(2,259)	$(21,786)

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Ordinary income	$0.06	3.2%	$—	—	$—	—
Capital gains	0.87	48.5%	0.99	55.1%	0.74	40.9%
Unrecaptured Section 1250 gains	0.86	48.1%	0.81	44.9%	1.06	59.1%
Return of capital	0.01	0.3%	—	—	—	—

	$1.80	100.0%	$1.80	100.0%	$1.80	100.0%

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2006, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Company’s consolidated financial statements by $119,000.
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

In 2006 and 2004, the TRSs recorded no income tax expense due to the existence of income tax operating loss carryforwards and the existence of deferred tax asset valuation allowances. Income tax expense of the TRSs in 2005 is comprised of the following:

2005

Current tax expense
Federal	$251
State	343

594

Deferred tax expense
Federal	—
State	—

—

Total income tax expense	594
Income tax expense — discontinued operations	(594)

Income tax expense — continuing operations	$—

In 2005, income tax expense was allocated to discontinued operations as the taxable income of the TRSs resulted from condominium sales activities which are reported in discontinued operations. Deferred tax expense was offset by a decrease in the Company’s deferred tax valuation allowances, primarily related to the utilization of income tax net
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

operating loss carryforwards, that were established in prior years. Net valuation allowances decreased approximately $2,700 in 2005. Aggregate valuation allowances at December 31, 2006 and 2005 are reflected in the table below.

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005

Deferred tax assets
Real estate asset basis differences	$1,106	$1,106
Deferred interest	1,761	—
Accrued liabilities	512	641
Cost capitalization	260	211
Other	101	58
Tax NOLs	—	415

	3,740	2,431

Deferred tax liabilities
Amortization	(797)	(797)

	(797)	(797)

Net deferred tax assets, before valuation allowances	2,943	1,634
Valuation allowances	(2,943)	(1,634)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2006 and 2005, management had established valuation allowances against the above listed net deferred tax assets due primarily to the historical losses and variability of the income of these subsidiaries. The tax benefits associated with such valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

A reconciliation of income tax expense for 2005 of the TRSs to the federal statutory rate is detailed below. As reflected above, 2005 income tax expense was allocated to discontinued operations.

2005

Federal tax rate	35%
State income tax, net of federal benefit	4
Federal alternative minimum taxes	3
Change in valuation allowance of deferred tax assets	(35)

7%

9.	STOCK-BASED COMPENSATION PLANS

Stock Compensation Plans

Effective January 1, 2006, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). For stock-based compensation granted from January 1, 2003 to December 31, 2005, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Company’s accounting for stock-based compensation. In prior years, the Company used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123R, such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense for the year ended December 31, 2006.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At December 31, 2006, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,375.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2006	2005	2004

Dividend yield	4.4%	5.5%	6.3%
Expected volatility	17.5%	17.1%	16.9%
Risk-free interest rate	4.3%	3.1%	3.1%
Expected option life	5 years	5 years	5 years

The Company’s assumptions were derived from the methodologies discussed herein. The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.

In 2006, 2005 and 2004, the Company granted stock options to purchase 311, 277 and 283 shares of Company common stock to Company officers and directors, of which 50 shares were granted each year to the Company’s non-executive chairman of the board. In 2006, 2005 and 2004, the Company recorded compensation expense related to stock options of $1,100 ($1,079 net of minority interest), $761 ($723 net of minority interest) and $590 ($553 net of minority interest), respectively, recognized under the fair value method. In 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $60, as discussed above. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans in 2006, 2005 and 2004, is presented below.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	3,534	$34	4,491	$33	4,735	$34
Granted	311	41	277	33	283	28
Exercised	(1,462)	36	(1,105)	33	(277)	29
Forfeited	(8)	35	(129)	30	(250)	36

Outstanding at end of year	2,375	33	3,534	34	4,491	33

Options exercisable at year-end	1,447	33	2,437	36	3,131	36

Weighted-average fair value of options granted during the year	$4.91		$2.73		$1.86

At December 31, 2006, there was $1,722 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of stock options
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

exercised in 2006, 2005 and 2004 was $13,775, $6,111 and $1,179, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at December 31, 2006 were $30,267, $18,109 and $29,416, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at December 31, 2006, were 5.8 years, 4.6 years and 5.8 years, respectively. Stock options expected to vest at December 31, 2006, totaled 2,318 at a weighted average exercise price of approximately $33.00.

At December 31, 2006, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,188 options outstanding with exercise prices ranging from $23.90 to $34.76. These options have a weighted average exercise price of $27.86 and a weighted average remaining contractual life of 6.9 years. Of these outstanding options, 590 were exercisable at December 31, 2006 at a weighted average exercise price of $27.41. In addition, there were 1,187 options outstanding with exercise prices ranging from $34.90 to $45.70. These options had a weighted average exercise price of $38.06 and a weighted average remaining contractual life of 4.8 years. Of these outstanding options, 857 were exercisable at December 31, 2006 at a weighted average exercise price of $37.16.

In 2006, 2005 and 2004, the Company granted 42, 35 and 27 shares of restricted stock, respectively, to Company officers and directors, of which 5, 6 and 7 shares in 2006, 2005 and 2004, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares granted in 2006, 2005 and 2004 was $40.61, $33.74 and $28.79 per share, respectively. The total value of the restricted share grants in 2006, 2005 and 2004 were $1,701, $1,173 and $777, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $1,651 ($1,620 net of minority interest), $1,367 ($1,298 net of minority interest) and $1,109 ($1,039 net of minority interest) in 2006, 2005 and 2004, respectively. In 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $112, as discussed above.

A summary of the activity related to the Company’s restricted stock in 2006 is presented below:

	2006
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested shares, beginning or period	140	$28
Granted	42	41
Vested	(57)	32
Forfeited	—	—

Unvested shares, end of period	125	$31

At December 31, 2006, there was $3,268 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 3.2 years. The total intrinsic value of restricted shares vested in 2006, 2005 and 2004 was $2,606, $1,845 and $1,420, respectively. In years prior to 2006, the annual value of the restricted share grants was initially reflected in shareholders’ equity as additional paid-in capital and as deferred compensation, a contra-shareholders’ equity account. In conjunction with the adoption of SFAS No. 123R, the unamortized deferred compensation balance of $3,625 was reclassified to additional paid-in-capital.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005. The provisions of the 2005 ESPP are substantially similar to the Company’s former ESPP, terminated in December 2004, with certain exceptions including that the maximum number of shares issuable under the 2005 ESPP will be 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $159, $171 and $86 in 2006, 2005 and 2004, respectively.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Internal Revenue Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2006 (5% in 2005 and 4% in 2004). Company contributions of $911, $691 and $541 were made to the 401K Plan in 2006, 2005 and 2004, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, four ground leases expiring in 2012, 2038, 2066 and 2074 for four separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2006, are as follows:

2007	$1,983
2008	1,784
2009	1,703
2010	1,736
2011	1,770
2012 and thereafter	$152,102

The Company incurred $6,421, $6,309 and $4,981 of rent expense, including rent expense under short-term rental and lease arrangements, in 2006, 2005 and 2004, respectively.

Legal proceedings

The Company has previously disclosed litigation brought by an alleged Company shareholder against the Company, certain members of the Company’s board of directors, and certain of its executive officers, seeking, among other things, inspection of certain corporate records. On December 22, 2006, the parties to the litigation agreed to settle any and all claims that the parties had or may have had with respect to the previously-disclosed actions styled Amy Vasquez v. Robert L. Anderson, et al., Civil Action No. 2003-CV-69140, Clem Fowler v. Robert C. Goddard, III, et al., Civil Action No. 2003-CV-69608, Superior Court of Fulton County, Georgia, Ronald S. Leventhal v. Robert C. Goddard, III, et al., Superior Court of Fulton County, Georgia, Civil Action No. 2004-CV-85875, Ronald S. Leventhal v. Robert C. Goddard, III, et al., United States District Court for the Northern District of Georgia, Civil Action Number 1:04-CV-1445, Post Properties, Inc. v. John Does 1-5, Civil Action No. 2005-CV-105244, Superior Court of Fulton County, Georgia, and certain other related matters. In reaching this settlement, the Company and the individual defendants did not pay any money to the shareholder and denied any and all liability. All litigation embraced by the settlement has been dismissed with prejudice.

In November 2006, the Equal Rights Center filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act and the Americans with Disabilities Act at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting apartments and public use areas to comply with the Fair Housing Act and the Americans with Disabilities Act and prohibiting construction or sale of noncompliant units or complexes. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

12.	RELATED PARTY TRANSACTIONS

In 2006, 2005 and 2004, the Company held investments in Property LLC’s accounted for under the equity method of accounting (see note 3). In 2006, 2005 and 2004, the Company recorded, before elimination of the Company’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $1,537, $1,781 and $1,756, respectively, from these related companies. Additionally in 2006, 2005 and 2004, the Company earned interest under loans to unconsolidated entities totaling $860, $437 and $308, respectively. The Company portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2006 and 2005, the Company had outstanding loan balances to certain current and former company executives totaling $1,268 and $2,485, respectively. These loans mature ten years from their issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares on the open market. Additionally, at December 31, 2006 and 2005, the Company had outstanding additional loans to certain company executives totaling $500 and $640, respectively. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Company, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $100, $140 and $140 was recorded as compensation expense in 2006, 2005 and 2004, respectively.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2006, the Company had an outstanding interest rate swap agreement with a notional value of approximately $95,510 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Company’s FNMA variable rate debt. This swap was entered into following the termination of a prior swap arrangement discussed below. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value.

In the early 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through its termination date in 2006 was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $1,116 in 2006. The swap arrangement was terminated through a $2,448 termination payment to the swap counterparty. At December 31, 2005, this terminated swap arrangement had a notional value of approximately $97,100.

At December 31, 2006 and 2005, the fair value of the interest rate swap agreements represented liabilities of $564 and $4,021, respectively, and the liabilities were included in consolidated liabilities in the accompanying consolidated balance sheets. Other than discussed above, the changes in the fair value of these cash flow hedges were recorded as changes in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet.

At December 31, 2006 and 2005, the Company had outstanding an interest rate cap agreement with a financial institution with a notional value of $28,495. Through mid-December 2006, this interest rate cap agreement was a cash flow hedge that provides a fixed interest ceiling at 5% for the Company’s variable rate, tax-exempt borrowings aggregating $28,495. In December 2006, the Company repaid $18,600 of tax-exempt indebtedness associated with the sale of an apartment community. The portion of this interest rate cap arrangement with a notional amount of $18,600 associated with this indebtedness was not terminated and as a result became ineffective for accounting purposes. At that time, the Company recognized a loss of approximately $142 ($139 net of minority interest) due to such ineffectiveness. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At December 31, 2006, the difference between the amortized costs of the interest rate cap arrangement and their $0 fair value is included in accumulated other
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

comprehensive income (loss), a shareholders’ equity account. The original cost of $126 of the arrangements is being amortized to expense over their five-year term.

In 2005, in connection with the sale of three communities discussed in note 2 above, the Company sold its interest in interest rate cap agreements with notional values of $81,560 for aggregate proceeds of $17 and realized losses of $955 ($901 net of minority interest) that were included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations. In 2004, in connection with the sale of five communities discussed in note 5 above, the Company sold its interest in interest rate cap agreements with notional values of $104,325 for aggregate proceeds of $379 and realized losses of $941 ($877 net of minority interest) that was included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations. The unrealized losses on these interest rate cap agreements were previously reflected in accumulated other comprehensive income (loss), a shareholder’s equity account. These interest rate cap agreements were sold and the underlying hedged indebtedness was assumed by the purchasers in connection with the sale of the related assets.

The impact of the change in the value of the derivatives on comprehensive income (loss) is included in the statement of shareholders’ equity. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as schedule interest payments are made on the Company’s hedged indebtedness. At December 31, 2006, the Company estimates that $1,226 will be reclassified from accumulated other comprehensive income as an increase in interest expense during the next twelve months.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2006. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2006, the fair value of fixed rate debt was approximately $828,983 (carrying value of $819,371) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements. At December 31, 2005, the fair value of fixed rate debt was approximately $767,271 (carrying value of $753,641) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements.

In order to manage the impact of interest rate changes on earnings and cash flow, the Company entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133, as amended. At December 31, 2006, the carrying amounts of the interest rate swap arrangement represented a net liability totaling $564 and the carrying value of the interest rate cap arrangement had no value. At December 31, 2005, the carrying amounts of the interest rate swap arrangement represented a net liability totaling $4,021 and the carrying value of the interest rate cap arrangement represented a net asset of $5.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2005. The segment information for the years ended December 31, 2005 and 2004 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2006 to discontinued operations under SFAS No. 144 (see note 2).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities — those apartment communities under development, rehabilitation and lease-up during the period.

•	Condominium conversion communities — those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities — those communities acquired in the current or prior year.

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income in 2006, 2005 and 2004. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year Ended December 31,
	2006	2005	2004

Revenues
Fully stabilized communities	$252,761	$239,817	$229,169
Development, rehabilitation and lease-up communities	9,545	10,438	10,139
Condominium conversion communities	2,626	5,890	5,716
Acquired communities	10,886	2,298	—
Other property segments	23,876	21,798	20,768
Other	402	255	1,000

Consolidated revenues	$300,096	$280,496	$266,792

Contribution to Property Net Operating Income
Fully stabilized communities	$156,890	$148,075	$141,709
Development, rehabilitation and lease-up communities	4,254	6,077	5,690
Condominium conversion communities	725	3,877	3,675
Acquired communities	6,180	1,442	—
Other property segments, including corporate management expenses	(5,527)	(7,345)	(6,702)

Consolidated property net operating income	162,522	152,126	144,372

Interest income	1,261	661	817
Other revenues	402	255	1,000
Minority interest in consolidated property partnerships	(257)	239	671
Depreciation	(67,328)	(70,435)	(73,665)
Interest expense	(54,049)	(55,638)	(59,763)
Amortization of deferred financing costs	(3,526)	(4,661)	(4,304)
General and administrative	(18,502)	(18,307)	(18,205)
Investment, development and other expenses	(6,424)	(4,711)	(2,930)
Termination of debt remarketing agreement (interest expense)	—	—	(10,615)
Loss on early extinguishment of indebtedness	—	—	(4,011)
Severance charges	—	(796)	—
Gains (losses) on sales of condominiums, net	12,378	(531)	—
Equity in income of unconsolidated real estate entities	1,813	1,767	1,083
Other income	3,095	5,267	—
Minority interest of preferred unitholders	—	—	(3,780)
Minority interest of common unitholders	(451)	120	2,615

Income (loss) from continuing operations	30,934	5,356	(26,715)
Income from discontinued operations	70,535	136,592	114,934

Net income	$101,469	$141,948	$88,219

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2006, 2005 and 2004 were as follows:

In 2006, the Company sold an apartment community subject to $40,000 of secured mortgage indebtedness assumed by the purchaser. In 2005, the Company sold three apartment communities subject to $81,560 of tax-exempt mortgage indebtedness assumed by the purchasers. In 2004, the Company sold certain apartment communities subject to $104,325 of tax-exempt mortgage indebtedness assumed by the purchasers. Additionally in 2006, the Company acquired an apartment community for cash and the assumption of secured mortgage indebtedness totaling $41,394. In 2004, the
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Company acquired an apartment community, including the assumption of secured mortgage indebtedness with an estimated fair value of $49,496. These transactions were excluded from the cash flow statement as a non-cash transactions.

In 2006, the Company amortized approximately $1,116 ($1,095 net of minority interest) of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). In addition in 2006, the Company recognized a non-cash loss of $142 ($139 net of minority interest) through a reduction of accumulated other comprehensive losses as a result of the ineffectiveness of an interest rate cap arrangement (see note 13). Other than the amortization and loss discussed herein, in 2006, the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $299, net of minority interest. In 2005, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $5,559, net of minority interest. In 2004, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $3,694, net of minority interest.

In 2006, 2005 and 2004 Common Units in the Operating Partnership totaling 697, 1,097 and 1,168, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to minority interest for the impact of the Company’s employee stock purchase and stock options plans, decreased minority interest and increased shareholders’ equity in the amounts of $12,958, $20,444 and $19,848 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Operating Partnership committed to distribute $19,886, $19,257 and $19,203 for the quarters ended December 31, 2006, 2005 and 2004, respectively. As a result, the Company declared dividends of $19,569, $18,626 and $18,078 for the quarters ended December 31, 2006, 2005 and 2004, respectively. The remaining distributions from the Operating Partnership in the amount of $317, $631 and $1,125 for the quarters ended December 31, 2006, 2005 and 2004, respectively, are distributed to minority interest unitholders in the Operating Partnership.

In 2006 and 2005, the Company issued common shares for director compensation, totaling $471 and $194, respectively. In 2005, under an amended and restated deferred compensation plan for directors and officers, Company common shares were issued to the plan in settlement of the Company’s variable obligation relating to changes in the value of its common shares due the directors under the prior deferred compensation plan. This 2005 common share issuance totaling $1,568 and the additional stock issuances in 2005 and 2006 were non-cash transactions.

In 2006 and 2005, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $339 and $760, respectively. Such income tax payments were not material in 2004 due to the existence of tax loss carryforwards at the taxable REIT subsidiaries (see note 8).

17.	OTHER INCOME

In 2006, other income includes a gain on the sale of marketable securities of $573, an additional gain on sale of a technology investment of $325 resulting from the receipt of previously escrowed proceeds under the prior year sale (see below), a $503 gain on the sale of a land parcel and additional income totaling $1,655 resulting from the net increase in the market value of an ineffective cash flow hedge prior to its termination. In 2005, the Company sold its investment in a technology company, and recognized a gain of $5,267.
Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Under SFAS No. 144, as further discussed in note 2, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which in the first and second quarters of 2006 differ from the presentation of discontinued operations included in the Company’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in 2006. Quarterly financial information for the years ended December 31, 2006 and 2005, as revised to reflect the change discussed above, was as follows:

	Year Ended December 31, 2006
	First	Second	Third	Fourth

Revenues	$72,204	$74,267	$76,874	$76,751

Income from continuing operations	3,805	12,503	7,431	7,195
Income from discontinued operations	996	1,481	28,370	39,688

Net income	4,801	13,984	35,801	46,883
Dividends to preferred shareholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common shareholders	$2,892	$12,074	$33,892	$44,974

Earnings per common share:
Net income available to common shareholders — basic	$0.07	$0.28	$0.79	$1.04
Net income available to common shareholders — diluted	$0.07	$0.28	$0.77	$1.02

	Year Ended December 31, 2005
	First	Second	Third	Fourth

Revenues	$67,646	$69,130	$71,900	$71,820

Income (loss) from continuing operations	1,151	(898)	1,594	3,509
Income from discontinued operations	3,525	59,343	71,647	2,077

Net income	4,676	58,445	73,241	5,586
Dividends to preferred shareholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common shareholders	$2,767	$56,535	$71,332	$3,677

Earnings per common share:
Net income available to common shareholders — basic	$0.07	$1.42	$1.77	$0.09
Net income available to common shareholders — diluted	$0.07	$1.42	$1.77	$0.09

In the third and fourth quarters of 2006 and the second and third quarters of 2005, net income increased primarily due to gains on sales of apartment communities during those periods.
Post Properties, Inc.

Post Apartment Homes, L.P.
Consolidated Financial Statements
December 31, 2006 and 2005

Post Apartment Homes, L.P.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Apartment Homes, L.P., including the Partnership’s principal executive officer and principal financial officer, Partnership management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control — Integrated Framework, the management of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Post Apartment Homes, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Post Apartment Homes, L.P.:

We have audited the accompanying consolidated balance sheet of Post Apartment Homes, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2006, and the related consolidated statements of operations, partners’ equity, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule as of and for the year ended December 31, 2006, listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Operating Partnership maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 1 to the consolidated financial statements, the Operating Partnership adopted SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006.

Deloitte & Touche LP

Atlanta, Georgia
February 28, 2007
Post Apartment Homes, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Post Apartment Homes, L.P.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the summary of activity for the real estate investments and accumulated depreciation included in the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 15, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations discussed in Note 2, as to which date is December 8, 2006, and insofar as it relates to the effects in segment reporting categories discussed in Note 15, as to which date is February 28, 2007
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005

Assets
Real estate assets
Land	$278,448	$266,914
Building and improvements	1,821,123	1,789,479
Furniture, fixtures and equipment	204,318	207,497
Construction in progress	135,428	47,005
Land held for future development	92,800	62,511

	2,532,117	2,373,406
Less: accumulated depreciation	(547,477)	(516,954)
For-sale condominiums	28,295	38,338
Assets held for sale, net of accumulated depreciation of $4,035 and $0 at December 31, 2006 and 2005, respectively	15,645	4,591

Total real estate assets	2,028,580	1,899,381
Investments in and advances to unconsolidated real estate entities	32,794	26,614
Cash and cash equivalents	3,663	6,410
Restricted cash	5,203	4,599
Deferred charges, net	12,400	11,624
Other assets	34,007	32,826

Total assets	$2,116,647	$1,981,454

Liabilities and Partners’ Equity
Indebtedness	$1,033,779	$980,615
Accounts payable and accrued expenses	75,403	53,429
Distribution payable	19,886	19,257
Accrued interest payable	4,885	5,478
Security deposits and prepaid rents	9,915	9,857

Total liabilities	1,143,868	1,068,636

Minority interests in consolidated real estate entities	2,268	5,045

Commitments and contingencies
Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	10,341	9,722
Limited partner	868,711	807,403
Accumulated other comprehensive income (loss)	(3,541)	(4,352)

Total partners’ equity	970,511	907,773

Total liabilities and partners’ equity	$2,116,647	$1,981,454

The accompanying notes are an integral part of these consolidated financial statements.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2006	2005	2004

Revenues
Rental	$282,650	$264,763	$251,661
Other property revenues	17,044	15,478	14,131
Other	402	255	1,000

Total revenues	300,096	280,496	266,792

Expenses
Property operating and maintenance (exclusive of items shown separately below)	137,172	128,115	121,420
Depreciation	67,328	70,435	73,665
General and administrative	18,502	18,307	18,205
Investment, development and other	6,424	4,711	2,930
Severance charges	—	796	—

Total expenses	229,426	222,364	216,220

Operating income	70,670	58,132	50,572
Interest income	1,261	661	817
Interest expense	(54,049)	(55,638)	(59,763)
Amortization of deferred financing costs	(3,526)	(4,661)	(4,304)
Gains (losses) on sales of condominiums, net	12,378	(531)	—
Equity in income of unconsolidated real estate entities	1,813	1,767	1,083
Other income	3,095	5,267	—
Termination of debt remarketing agreement (interest expense)	—	—	(10,615)
Loss on early extinguishment of indebtedness	—	—	(4,011)
Minority interest in consolidated property partnerships	(257)	239	671

Income (loss) from continuing operations	31,385	5,236	(25,550)

Discontinued operations
Income from discontinued property operations	3,847	6,388	13,116
Gains (losses) on sales of real estate assets, net of provision for income taxes	68,549	140,643	113,739
Loss on early extinguishment of indebtedness	(495)	(3,220)	(4,128)

Income from discontinued operations	71,901	143,811	122,727

Net income	103,286	149,047	97,177
Distributions to preferred unitholders	(7,637)	(7,637)	(12,105)
Redemption costs on preferred units	—	—	(3,526)

Net income available to common unitholders	$95,649	$141,410	$81,546

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$0.54	$(0.06)	$(0.97)
Income from discontinued operations	1.65	3.40	2.89

Net income available to common unitholders	$2.19	$3.34	$1.92

Weighted average common units outstanding — basic	43,645	42,353	42,474

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$0.53	$(0.06)	$(0.97)
Income from discontinued operations	1.62	3.40	2.89

Net income available to common unitholders	$2.15	$3.34	$1.92

Weighted average common units outstanding — diluted	44,427	42,353	42,474

The accompanying notes are an integral part of these consolidated financial statements.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except per unit data)

						Accumulated
				Common Units		Other
	Preferred	Common	Preferred	General	Limited	Comprehensive
	Units	Units	Units	Partner	Partners	Income (Loss)	Total
	(No. of Units)	(No. of Units)

Partners’ Equity, December 31, 2003	7,700	42,354	$215,000	$8,464	$719,618	$(14,147)	$928,935
Comprehensive income
Net income	—	—	12,105	851	84,221	—	97,177
Net change in derivative value	—	—	—	—	—	3,945	3,945

Total comprehensive income	—	—					101,122
Contributions from the Company related to employee stock purchase, stock option and other plans	—	366	—	105	10,360	—	10,465
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	25	—	11	1,098	—	1,109
Equity-based compensation	—	—	—	7	669	—	676
Redemption of preferred units	(4,800)	—	(120,000)	—	—	—	(120,000)
Purchase of common units	—	(82)	—	—	(2,268)	—	(2,268)
Distributions to preferred unitholders	—	—	(12,105)	—	—	—	(12,105)
Distributions to common unitholders ($1.80 per unit)	—	—	—	(765)	(75,758)	—	(76,523)

Partners’ Equity, December 31, 2004	2,900	42,663	95,000	8,673	737,940	(10,202)	831,411
Comprehensive income
Net income	—	—	7,637	1,414	139,996	—	149,047
Net change in derivative value	—	—	—	—	—	5,850	5,850

Total comprehensive income	—	—					154,897
Contributions from the Company related to employee stock purchase, stock option and other plans	—	1,138	—	378	37,463	—	37,841
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	26	—	14	1,353	—	1,367
Equity-based compensation	—	—	—	9	917	—	926
Purchase of common units	—	(1,031)	—	—	(34,400)	—	(34,400)
Distributions to preferred unitholders	—	—	(7,637)	—	—	—	(7,637)
Distributions to common unitholders ($1.80 per unit)	—	—	—	(766)	(75,866)	—	(76,632)

Partners’ Equity, December 31, 2005	2,900	42,796	95,000	9,722	807,403	(4,352)	907,773
Cumulative effect of application of SAB 108	—	—	—	(49)	(4,836)	—	(4,885)

Partners’ Equity, January 1, 2006	2,900	42,796	95,000	9,673	802,567	(4,352)	902,888
Comprehensive income
Net income	—	—	7,637	956	94,693	—	103,286
Net change in derivative value	—	—	—	—	—	811	811

Total comprehensive income	—						104,097
Contributions from the Company related to employee stock purchase, stock option and other plans	—	1,462	—	525	51,954	—	52,479
Equity-based compensation	—	42	—	29	2,881	—	2,910
Purchase of common units	—	(109)	—	(50)	(4,950)		(5,000)
Distributions to preferred unitholders	—	—	(7,637)	—	—	—	(7,637)
Distributions to common unitholders ($1.80 per unit)	—	—	—	(792)	(78,434)	—	(79,226)

Partners’ Equity, December 31, 2006	2,900	44,191	$95,000	$10,341	$868,711	$(3,541)	$970,511

The accompanying notes are an integral part of these consolidated financial statements.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)

	Year Ended December 31,
	2006	2005	2004

Cash Flows From Operating Activities
Net income	$103,286	$149,047	$97,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,967	76,248	85,310
Amortization of deferred financing costs	3,526	4,661	4,304
Minority interest in consolidated entities	257	(239)	(671)
Gains on sales of real estate assets	(81,430)	(140,643)	(113,739)
Other income	(1,433)	(5,267)	—
Asset impairment charges	—	—	2,233
Equity in income of unconsolidated entities	(1,813)	(1,634)	(941)
Distributions of earnings of unconsolidated entities	2,713	2,033	1,928
Deferred compensation	471	194	—
Equity-based compensation	2,910	2,293	1,785
Loss on early extinguishment of debt	495	2,264	4,302
Changes in assets, (increase) decrease in:
Other assets	(3,009)	(4,012)	(2,637)
Deferred charges	(129)	(1,082)	(361)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(594)	(2,199)	754
Accounts payable and accrued expenses	655	2,476	315
Security deposits and prepaid rents	(546)	2,621	(654)

Net cash provided by operating activities	94,326	86,761	79,105

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(239,428)	(112,527)	(42,777)
Net proceeds from sales of real estate assets	176,419	199,546	138,637
Proceeds from sale of other investments	898	5,267	—
Capitalized interest	(9,942)	(2,907)	(1,078)
Annually recurring capital expenditures	(11,145)	(9,921)	(9,884)
Periodically recurring capital expenditures	(5,964)	(4,508)	(4,605)
Community rehabilitation and other revenue generating capital expenditures	(10,641)	—	(26)
Corporate additions and improvements	(3,480)	(1,771)	(681)
Distributions from (investments in and advances to) unconsolidated entities	(2,125)	(5,846)	52,287
Note receivable collections and other investments	944	2,960	—

Net cash (used in) provided by investing activities	(104,464)	70,293	131,873

Cash Flows From Financing Activities
Payments on indebtedness	(145,763)	(217,934)	(115,753)
Proceeds from indebtedness	190,000	100,000	135,000
Lines of credit proceeds (repayments), net	7,534	50,631	(21,262)
Payments of financing costs	(3,971)	(1,211)	(5,631)
Redemption of preferred units	—	—	(120,000)
Redemption of common units	(5,000)	(34,400)	(2,268)
Contributions from the Company related to employee stock purchase and stock option plans	52,008	36,084	10,465
Capital contributions (distributions) of minority interests	(1,183)	283	(3,806)
Distributions to common unitholders	(78,597)	(76,583)	(76,363)
Distributions to preferred unitholders	(7,637)	(7,637)	(12,571)

Net cash provided by (used in) financing activities	7,391	(150,767)	(212,189)

Net increase (decrease) in cash and cash equivalents	(2,747)	6,287	(1,211)
Cash and cash equivalents, beginning of period	6,410	123	1,334

Cash and cash equivalents, end of period	$3,663	$6,410	$123

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

At December 31, 2006, the Company owned 98.4% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 98.1%, 95.0% and 93.7% for the years ended December 31, 2006, 2005 and 2004 respectively. Common Units held by persons other than the Company represented a 1.6% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At December 31, 2006, the Company owned 21,745 apartment units in 61 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 1,181 apartment units in four communities (and the expansion of one community) currently under construction and/or lease-up. The Company is also developing 230 for-sale condominium homes and is converting apartment homes in four communities initially consisting of 597 units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2006, approximately 44.5%, 18.8%, 12.1% and 9.7% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Basis of presentation

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and its wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Operating Partnership has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN 46R, the entities are accounted for using the equity method of accounting (see discussion of EITF No. 04-5 below). Accordingly, the Operating Partnership’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

Certain items related to condominium activities and minority interests in the 2005 and 2004 consolidated financial statements were reclassified for comparative purposes with the 2006 consolidated financial statements.

Cost capitalization

The Operating Partnership capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment and condominium communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Annually recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Periodically recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the renovation of communities, the new installation of water sub-metering equipment and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Operating Partnership expenses as incurred interior and exterior painting of its operating communities, unless those communities are under rehabilitation.

For communities under development or rehabilitation, the Operating Partnership capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with apartment and condominium communities under development and construction. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Operating Partnership’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Operating Partnership’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2006, 2005 and 2004 were approximately 6.6%, 6.5% and 7.3%, respectively. Internal personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. The Operating Partnership treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Operating Partnership ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Operating Partnership expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Operating Partnership expenses all sales and marketing costs related to such units.

For cash flow statement purposes, the Operating Partnership classifies capital expenditures for newly developed condominium communities and for condominium conversion communities in investing activities in the caption titled, “Construction and acquisition of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Net proceeds from sales of real estate assets.”

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

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Operating Partnership’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and/or sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities, the operating results, condominium revenues and associated gains are reflected in continuing operations (see discussion under “revenue recognition” below) and the net book value of the assets being converted into condominiums are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “For-sale condominiums.” In either case, subsequent to the classification of the assets as held for sale, no further depreciation expense is recorded.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership also recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.

For newly developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total projects costs for each condominium unit under a binding real estate contract. As of December 31, 2006, no condominium projects are accounted for under the Percentage of Completion Method.

In November 2006 the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provides additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Operating Partnership’s above stated Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. As discussed above, the Operating Partnership accounts for condominium sales using similar criteria to those stated in EITF No. 06-8. As a result, the Operating Partnership does not expect that the adoption of EITF No. 06-8 will have a material impact on the Operating Partnership’s financial position or results of operations.

Long-term ground leases

The Operating Partnership is party to six long-term ground leases associated with land underlying certain of the Operating Partnership’s operating communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Beginning in 2005, the Operating Partnership recognized ground lease expense on the straight-line method over the life of the ground lease for all ground leases with stated rent increases. The recognition of ground lease expense as incurred had historically not been materially different than the recognition of ground lease expense on a straight-line basis.

The Securities and Exchange Commission issued SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB 108 requires that companies analyze the effect of financial statement misstatements on both their balance sheet and their income statement and contains guidance on correcting errors under this approach. The Operating Partnership applied the guidance in SAB 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB 108, adjusted retained earnings as of January 1, 2006. The adjustment was considered to be immaterial individually and in the aggregate in prior years based on the Operating Partnership’s historical method of determining materiality. The application of SAB 108 resulted in a cumulative effect adjustment to record the prior period impact of accounting for two ground leases with scheduled rent increases on a straight-line basis during periods prior to January 1, 2005, and resulted in an increase in consolidated real estate assets of approximately $3,900, an increase in consolidated liabilities of approximately $8,800 and a decrease in consolidated equity of approximately $4,900.

Apartment community acquisitions

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 5 months to 18 months).

Equity-based compensation

Effective January 1, 2006, the Operating Partnership accounts for equity-based compensation under the fair value method prescribed by SFAS 123R, “Share-Based Payment.” SFAS No. 123R was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and required companies to expense the fair value of
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

employee stock options and other forms of stock-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The Operating Partnership adopted the provisions of SFAS No. 123R using the modified prospective method of adoption. Since the Operating Partnership elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Operating Partnership’s financial position or results of operations.

In periods from January 1, 2003 through December 31, 2005, the Operating Partnership accounted for equity-based compensation under the fair value method prescribed by SFAS No. 123. In adopting SFAS No. 123, the Operating Partnership used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for all options issued after January 1, 2003.

In 2005 and 2004, the effect on the Operating Partnership’s net income and net income per unit had the fair value method of accounting been applied to all equity-based compensation was not significant to the Operating Partnership’s financial position or results of operations.

Derivative financial instruments

The Operating Partnership accounts for derivative financial instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Operating Partnership uses derivative financial instruments, interest rate swap and interest rate cap arrangements to manage or hedge its exposure to interest rate changes. The Operating Partnership generally designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS 133, as amended, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a partners’ equity account, until the hedged transactions are recognized in earnings. Quarterly, the Operating Partnership evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

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

Deferred financing costs

Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related indebtedness.

Per unit data

The Operating Partnership reports both basic and diluted earnings per unit. Basic earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding during the year. Diluted earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common unit and common unit equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options and non-vested awards. Common unit equivalents are excluded from the computations in years in which they have an anti-dilutive effect.

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
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

New accounting pronouncements

In 2006 and 2005, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Operating Partnership in 2006 and in future periods and which are not discussed elsewhere in note 1 are discussed below.

The Emerging Issues Task Force issued EITF No. 04-5 (“EITF No. 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause or (2) substantive participating rights. EITF No. 04-5 became effective on September 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Operating Partnership adopted EITF No. 04-5 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Operating Partnership’s financial position or results of operations.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Operating Partnership’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. FIN 48 is effective for the Operating Partnership on January 1, 2007. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Operating Partnership has performed an analysis and does not expect that the adoption of FIN 48 will have a material impact on the Operating Partnership’s financial position and results of operations.

Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value are also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Operating Partnership does not expect that the adoption of SFAS No. 157 will have a material impact on the Operating Partnership’s financial position and results of operations.

2.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions

In March 2006, the Operating Partnership acquired two apartment communities, containing 308 units, in Austin, Texas for approximately $46,400, including closing costs. Additionally, the Operating Partnership plans to spend up to approximately $1,200 (of which approximately $946 was incurred as of December 31, 2006) to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.

In July 2006, the Operating Partnership acquired a 361-unit apartment community in suburban Washington D.C. for approximately $84,600, including the assumption of approximately $41,394 mortgage indebtedness and closing costs. The assumed mortgage note payable bears interest at a coupon rate of 6.1% (which approximated fair value), requires monthly principal and interest payments and matures in 2011. The Operating Partnership may be required to pay additional purchase consideration of up to approximately $6,563 based on a share of the appreciation in the value of the property, if any, over approximately the next four years. The purchase price of this community was allocated to the assets and liabilities acquired based on their estimated fair values.

In October 2006, the Operating Partnership acquired a 150-unit apartment community in Tampa, Florida for approximately $23,700, including closing costs. At the time of acquisition, the community was undergoing an extensive renovation program and was predominantly vacant. The Operating Partnership plans to spend up to approximately $2,000 (of which approximately $870 was incurred as of December 31, 2006) to complete the renovation of the community.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

Lease-up of renovated units began in the fourth quarter of 2006. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.

In 2006, aggregate acquisition costs were allocated to land ($18,201), building, improvements and equipment ($111,523), construction progress ($23,723) and identified lease related intangible assets ($1,296). Aggregate liabilities assumed related to mortgage indebtedness, other payables and deposits totaled approximately $41,419.

In June 2005, the Operating Partnership acquired a 319-unit apartment community located in suburban Charlotte, NC for approximately $38,240, including closing costs and the reimbursement of a fee to terminate a loan commitment paid for by the seller. Additionally, the Operating Partnership incurred additional costs of approximately $1,100 to improve the community. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of the Company’s board of directors and after the Operating Partnership has commenced an active program to sell the assets. At December 31, 2006, the Operating Partnership had one community, originally containing 127 units, that is being converted into condominiums, one apartment community, containing 182 units, classified as held for sale and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $15,645, which represents the lower of their depreciated cost or fair value less costs to sell. At December 31, 2006, the Operating Partnership also had portions of two communities that are being converted to condominiums, originally containing 349 units, that are classified as for-sale condominiums on the accompanying consolidated balance sheet at $28,295.

In the fourth quarter of 2005, the Operating Partnership began the conversion of portions of two apartment communities into for-sale condominiums. As discussed in note 1, gains on sales of these condominium units are reflected in continuing operations. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed certain sales and marketing costs associated with new condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the years ended December 31, 2006 and 2005 was as follows:

	Year Ended December 31,
	2006	2005

Condominium revenues	$33,364	$—
Condominium costs and expenses	(20,986)	(531)

Gains (losses) on sales of condominiums, net	$12,378	$(531)

In 2006, the Operating Partnership retrospectively adjusted its consolidated financial statements for the years ended December 31, 2005 and 2004, to reflect four apartment communities classified as held for sale (three of which were sold in 2006) in 2006 under SFAS No. 144. The effect of the retrospective adjustment represented a $1,339 and $462 decrease in the Operating Partnership’s previously reported income (loss) from continuing operations and a corresponding increase in income from discontinued operations for the years ended December 31, 2005 and 2004, respectively.

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the year ended December 31, 2006, income from discontinued operations included the results of operations of one condominium conversion community and one apartment community classified as held for sale at December 31, 2006 as well as the operations of three communities sold in 2006 through their sale dates. For the years ended December 31, 2005 and 2004, income from discontinued operations included the results of operations of the condominium conversion community and apartment community classified as held for sale at December 31, 2006, communities sold in 2006, one condominium conversion community through its sell-out date and the results of operations of 14 communities sold in 2005 and 2004.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

The revenues and expenses of these communities for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004

Revenues
Rental	$12,146	$27,967	$56,411
Other property revenues	1,282	2,805	5,077

Total revenues	13,428	30,772	61,488

Expenses
Property operating and maintenance (exclusive of items shown separately below)	5,269	13,136	25,411
Depreciation	1,639	5,813	11,645
Interest	2,673	5,421	9,321
Asset impairment charges	—	—	2,233
Minority interest in consolidated property partnerships	—	14	(238)

Total expenses	9,581	24,384	48,372

Income from discontinued property operations	$3,847	$6,388	$13,116

In 2004, the Operating Partnership recorded asset impairment charges totaling $2,233 to write-down the cost of two apartment communities, located in Dallas, Texas, to their estimated fair value when the assets were classified as held for sale or sold.

In 2006, the Operating Partnership recognized net gains in discontinued operations of $68,324 from the sale of three communities containing 1,340 units. These sales generated net proceeds of approximately $173,007, including $40,000 of secured indebtedness assumed by the purchasers. In 2005, the Operating Partnership recognized net gains in discontinued operations of $124,425 from the sale of six communities containing 3,047 units. These sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers. In 2004, the Operating Partnership recognized net gains from discontinued operations of $113,739 from the sale of eight communities, containing 3,880 units, and certain land parcels. These sales generated net proceeds of approximately $242,962, including $104,325 of tax-exempt debt assumed by the purchasers.

In 2006 and 2005, gains on sales of real estate assets included in discontinued operations also include net gains from condominium sales at two condominium conversion communities. The Operating Partnership commenced condominium conversion activities in 2005. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the years ended December 31, 2006 and 2005 was as follows:

	Year Ended December 31,
	2006	2005

Condominium revenues	$7,322	$56,012
Condominium costs and expenses	(7,097)	(39,200)

Gains (losses) on condominium sales, before income taxes	225	16,812
Provision for income taxes	—	(594)

Gains (losses) on condominium sales, net of income taxes	$225	$16,218

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment and Condominium Conversion Communities

At December 31, 2006, the Operating Partnership holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC is converting its apartment community, initially consisting of 121 units, into for-sale condominiums. The Operating Partnership holds a 35% equity interest in the Property LLCs.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,446 at December 31, 2006. The excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of approximately $104 at December 31, 2006 related to the Property LLC holding the condominium conversion community will be recognized as additional costs as the underlying condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	December 31,
Balance Sheet Data	2006	2005

Real estate assets, net of accumulated depreciation of $11,039 and $8,349, respectively	$93,614	$96,000
Assets held for sale, net	3,027	17,715
Cash and other	4,067	1,770

Total assets	$100,708	$115,485

Mortgage notes payable	$66,998	$66,999
Mortgage notes payable to Operating Partnership	—	5,967
Other liabilities	1,107	996

Total liabilities	68,105	73,962
Members’ equity	32,603	41,523

Total liabilities and members’ equity	$100,708	$115,485

Operating Partnership’s equity investment in Property LLCs	$16,883	$20,647

	Year Ended December 31,
Income Statement Data	2006	2005	2004

Revenues
Rental	$11,447	$10,789	$10,451
Other property revenues	799	840	776

Total revenues	12,246	11,629	11,227

Expenses
Property operating and maintenance	3,948	3,689	3,555
Depreciation and amortization	2,650	2,621	2,579
Interest	2,752	2,752	2,658

Total expenses	9,350	9,062	8,792

Income from continuing operations	2,896	2,567	2,435

Discontinued operations
Loss from discontinued operations	(343)	(176)	(355)
Gains on sales of real estate assets, net	2,947	2,834	—
Loss on early extinguishment of debt	—	(273)	—

Income (loss) from discontinued operations	2,604	2,385	(355)

Net income	$5,500	$4,952	$2,080

Operating Partnership’s share of net income	$1,813	$1,767	$1,083

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

Gains on real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. This Property LLC began its condominium conversion activity in 2005. A summary of revenues and costs and expenses of condominium activities for the years ended December 31, 2006 and 2005 is as follows:

	Year Ended
	December 31,
	2006	2005

Condominium revenue	$21,857	$15,098
Condominium costs and expenses	(18,910)	(12,264)

Gains on condominium sales, net	$2,947	$2,834

At December 31, 2006, mortgage notes payable include a $49,998 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in 2008. The additional mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04%, requires interest only payments and matures in 2008.

In early 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Operating Partnership. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Operating Partnership had a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR at 1.90%. In June 2006, the mortgage note payable to the Operating Partnership was retired from the proceeds of condominium sales.

Land Entities

At December 31, 2006, the Operating Partnership holds a 50% equity interest in a limited liability company whose sole investment consists of a partnership interest in an entity (the “Land Partnership”) which holds land for future development. At December 31, 2006, the Land Partnership had total assets of $26,157, principally land held for future development, total liabilities of $12,582 (including a secured note payable of $12,000 to the Operating Partnership) and total equity of $13,575 (including the Operating Partnership’s equity investment of $3,911).

4.	INDEBTEDNESS

At December 31, 2006 and 2005, the Operating Partnership’s indebtedness consisted of the following:

				Maturity	December 31,
Description	Payment Terms	Interest Rate		Date	2006	2005

Senior Unsecured Notes	Int.	5.13% - 7.70%		2007-2013	$560,000	$485,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575%	(1)	2010	95,000	90,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	13,913	11,379

					108,913	101,379

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15%	(2)	2029	95,600	97,100
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	259,371	268,641

					354,971	365,741

Tax-Exempt Floating Rate Secured Bonds	Int.	3.54%	(3)	2025	9,895	28,495

Total					$1,033,779	$980,615

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

(1)	Represents stated rate. At December 31, 2006, the weighted average interest rate was 5.58%.
(2)	Interest rate is fixed at 6.15%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at December 31, 2006 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

2007	$113,190
2008	5,230
2009	76,618
2010	297,641	(1)
2011	141,831
Thereafter	399,269

	$1,033,779

(1)	Includes outstanding balance on lines of credit totaling $108,913.

Debt issuances, retirements and modifications

2006

Upon their maturity in March 2006, the Operating Partnership repaid $50,000 of 6.71% senior unsecured notes. In October 2006, the Operating Partnership repaid $25,000 of 7.5% senior unsecured notes. Both notes were repaid from available borrowings under its unsecured lines of credit.

In April 2006, the Operating Partnership closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note accrued interest at LIBOR plus 1.0%, was scheduled to mature in April 2008 and was pre-payable without penalty. In August 2006, this mortgage note was assumed by the purchaser of this community. As a result of this debt assumption, the Operating Partnership recorded a loss on early extinguishment of indebtedness of $123 related to the write-off of unamortized deferred financing costs.

In June 2006, the Operating Partnership issued $150,000 of senior unsecured notes. The notes bear interest at 6.30% and mature in September 2013. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Operating Partnership’s unsecured lines of credit.

In July 2006, in conjunction with an apartment community acquisition (see note 4 to the consolidated financial statements), the Operating Partnership assumed a secured, fixed rate mortgage note payable with an outstanding balance of $41,394. The mortgage note bears interest at a coupon rate of approximately 6.1% (which approximated fair value), requires monthly principal and interest payments and matures in November 2011.

In December 2006, the Operating Partnership repaid a $45,718, 6.8% secured mortgage note prior to its schedule maturity date in 2007. Also in December 2006, the Operating Partnership repaid $18,600 of tax-exempt indebtedness associated with the sale of an apartment community. As a result of this debt retirement, the Operating Partnership recorded a loss on the early extinguishment of debt of $372 related to the write-off of deferred loan costs of $230 relating to such retired indebtedness and a loss of $142 due to the ineffectiveness of a related interest rate cap agreement.

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
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

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

2004

In 2004, the Operating Partnership purchased and retired $87,957 of 8.125% medium term, unsecured notes through a tender offer. As part of this transaction, the Operating Partnership recorded a loss on the early extinguishment of this indebtedness of $4,011 representing the debt repurchase premiums, the expenses of the tender offer and the write-off of the unamortized deferred financing costs associated with the retired indebtedness. Also in 2004, the Operating Partnership terminated a remarketing agreement related to its $100,000 MOPPRS debt. In connection with the termination of the remarketing agreement, the Operating Partnership paid $10,615 (interest expense), including transaction expenses. As a result of the termination of the remarketing agreement, the underlying debt matured and was repaid in 2005.

Unsecured lines of credit

At December 31, 2006, the Operating Partnership utilizes a $450,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At December 31, 2006, the Operating Partnership had issued letters of credit to third parties totaling $2,805 under this facility.

Additionally, at December 31, 2006, the Operating Partnership had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Interest paid

Interest paid (including capitalized amounts of $9,942, $2,907 and $1,078 for the years ended December 31, 2006, 2005 and 2004, respectively), aggregated $67,257, $66,234 and $66,992 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pledged assets

The aggregate net book value at December 31, 2006 of property pledged as collateral for indebtedness amounted to approximately $619,000.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

5.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,
	2006	2005

Deferred financing costs	$18,073	$26,050
Other	5,501	5,399

	23,574	31,449
Less: accumulated amortization	(11,174)	(19,825)

	$12,400	$11,624

6.	PARTNERS’ EQUITY

Common and Preferred Units

At December 31, 2006 and 2005, the Operating Partnership had outstanding Common Units totaling 44,191 and 42,796, respectively. At December 31, 2006, the Operating Partnership had outstanding two separate series of cumulative redeemable preferred partnership units as more fully described below. The preferred partnership units are reflected in the accompanying financial statements at their liquidation value.

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

Common Unit Purchases

In 2006 and 2005, the Company repurchased approximately 109 and 1,031 shares, respectively, of its common stock at an aggregate cost of $5,000 and $34,400, respectively, under 10b5-1 stock repurchase plans. These shares were purchased under a board of directors approved plan which provided for aggregate common or preferred stock repurchases of up to $200,000 through December 31, 2006. In 2004, under a previous stock repurchase program, the Company repurchased $2,268 of common stock and $120,000 of preferred stock and units. Correspondingly, the Operating Partnership repurchased the same number and amount of common and preferred units from the Company.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

In the fourth quarter of 2006, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008. Subsequent to the year ended December 31, 2006, the Company repurchased 83 shares of its common stock totaling approximately $3,694 under its 10b5-1 stock purchase plan. Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company.

Computation of Earnings per Common Unit

In 2006, 2005 and 2004, basic and diluted earnings per common unit for income (loss) from continuing operations available to common unitholders has been computed as follows:

	Year Ended December 31, 2006
	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$31,385
Less: Preferred unit distributions	(7,637)

Basic EPU
Income from continuing operations available to common unitholders	23,748	43,645	$0.54

Effect of dilutive securities
Stock options and awards	—	782

Diluted EPU
Income from continuing operations available to common unitholders	$23,748	44,427	$0.53

	Year Ended December 31, 2005
	Income	Units		Per-Unit
	(Numerator)	(Denominator)		Amount

Income from continuing operations	$5,236
Less: Preferred unit distributions	(7,637)

Basic EPU
Loss from continuing operations available to common unitholders	(2,401)	42,353		$(0.06)

Effect of dilutive securities
Stock options and awards	—	—	(1)

Diluted EPU
Loss from continuing operations available to common unitholders	$(2,401)	42,353		$(0.06)

	Year Ended December 31, 2004
	Income	Units		Per-Unit
	(Numerator)	(Denominator)		Amount

Loss from continuing operations	$(25,550)
Less: Preferred unit distributions	(12,105)
Less: Redemption costs on preferred units	(3,526)

Basic EPU
Loss from continuing operations available to common unitholders	(41,181)	42,474		$(0.97)

Effect of dilutive securities
Stock options and awards	—	—	(1)

Diluted EPU
Loss from continuing operations available to common unitholders	$(41,181)	42,474		$(0.97)

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

(1)	For the years ended December 31, 2005 and 2004, the potential dilution from the Company’s outstanding stock options and awards of 400 and 115, respectively, was antidilutive to the loss from continuing operations per unit calculation. As such, these amounts were excluded from weighted average units in these years.

In 2005 and 2004, stock options to purchase 3,534 and 4,491 shares of common stock, respectively, were excluded from the computation of diluted earnings per unit as these options were antidilutive. There were no antidilutive shares in 2006.

7.	SEVERANCE CHARGES

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. In 2005, the Operating Partnership recorded an additional expense charge of $796 relating to changes in the estimated future costs of certain benefits granted to former executive officers under such agreements. These estimated future cost increases primarily related to increased fuel and other operating costs and expenses associated with certain fractional aircraft benefits provided to such executives. In 2004, the Operating Partnership entered into a final settlement agreement with its former chairman of the board of directors. Under the terms of the agreement, the former chairman’s employment and non-competition agreements were terminated and the Operating Partnership agreed to continue to provide the former chairman certain payments and benefits through 2013, the approximate expiration date of the original employment agreement. Because the present value of the estimated payments under the settlement agreement approximated the Operating Partnership’s remaining accrued charge under the former employment agreement, no additional charges were recorded in 2004 as a result of the settlement.

The following table summarizes the activity relating to the accrued severance charges for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Accrued severance charges, beginning of year	$14,325	$15,317	$19,171
Severance charges	—	796	—
Payments for period	(2,341)	(2,694)	(4,858)
Interest accretion	848	906	1,004

Accrued severance charges, end of year	$12,832	$14,325	$15,317

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (7 to 10 years).

8.	INCOME TAXES

Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax returns. Accordingly, no provisions or benefit for income taxes has been made in the accompanying financial statements. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute 90% of its REIT taxable income, as defined in the Code, to its unitholders and satisfy certain other organizational and operating requirements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution requirements.

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

As of December 31, 2006, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Operating Partnership’s consolidated financial statements by $119,000.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

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

In 2006 and 2004, the TRSs recorded no income tax expense due to the existence of income tax operating loss carryforwards and the existence of deferred tax asset valuation allowances. Income tax expense of the TRSs in 2005 is comprised of the following:

2005

Current tax expense
Federal	$251
State	343

594

Deferred tax expense
Federal	—
State	—

—

Total income tax expense	594
Income tax expense — discontinued operations	(594)

Income tax expense — continuing operations	$—

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

In 2005, income tax expense was allocated to discontinued operations as the taxable income of the TRSs resulted from condominium sales activities which are reported in discontinued operations. Deferred tax expense was offset by a decrease in the Operating Partnership’s deferred tax valuation allowances, primarily related to the utilization of income tax net operating loss carryforwards, that were established in prior years. Net valuation allowances decreased approximately $2,700 in 2005. Aggregate valuation allowances at December 31, 2006 and 2005 are reflected in the table below.

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005

Deferred tax assets
Real estate asset basis differences	$1,106	$1,106
Deferred interest	1,761	—
Accrued liabilities	512	641
Cost capitalization	260	211
Other	101	58
Tax NOLs	—	415

	3,740	2,431

Deferred tax liabilities
Amortization	(797)	(797)

	(797)	(797)

Net deferred tax assets, before valuation allowances	2,943	1,634
Valuation allowances	(2,943)	(1,634)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2006 and 2005, management had established valuation allowances against the above listed net deferred tax assets due primarily to the historical losses and variability of the income of these subsidiaries. The tax benefits associated with such valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

A reconciliation of income tax expense for 2005 of the TRSs to the federal statutory rate is detailed below. As reflected above, 2005 income tax expense was allocated to discontinued operations.

2005

Federal tax rate	35%
State income tax, net of federal benefit	4
Federal alternative minimum taxes	3
Change in valuation allowance of deferred tax assets	(35)

7%

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

9.	EQUITY-BASED COMPENSATION PLANS

Equity Compensation Plans

As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership. Effective January 1, 2006, the Operating Partnership accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). For stock-based compensation granted from January 1, 2003 to December 31, 2005, the Operating Partnership accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Operating Partnership’s accounting for stock-based compensation. In prior years, the Operating Partnership used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123R, such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense for the year ended December 31, 2006.

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At December 31, 2006, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,375.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2006	2005	2004

Dividend yield	4.4%	5.5%	6.3%
Expected volatility	17.5%	17.1%	16.9%
Risk-free interest rate	4.3%	3.1%	3.1%
Expected option life	5 years	5 years	5 years

The Company’s assumptions were derived from the methodologies discussed herein. The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.

In 2006, 2005 and 2004, the Company granted stock options to purchase 311, 277 and 283 shares of Company common stock to Company officers and directors, of which 50 shares were granted each year to the Company’s non-executive chairman of the board. In 2006, 2005 and 2004, the Company recorded compensation expense related to stock options of $1,100, $761 and $590, respectively, recognized under the fair value method. In 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $60, as discussed above. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

A summary of stock option activity under all plans in 2006, 2005 and 2004, is presented below.

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	3,534	$34	4,491	$33	4,735	$34
Granted	311	41	277	33	283	28
Exercised	(1,462)	36	(1,105)	33	(277)	29
Forfeited	(8)	35	(129)	30	(250)	36

Outstanding at end of year	2,375	33	3,534	34	4,491	33

Options exercisable at year-end	1,447	33	2,437	36	3,131	36

Weighted-average fair value of options granted during the year	$4.91		$2.73		$1.86

At December 31, 2006, there was $1,722 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of stock options exercised in 2006, 2005 and 2004 was $13,775, $6,111 and $1,179, respectively. The aggregate intrinsic values of stock options outstanding exercisable and expected to vest at December 31, 2006 were $30,267, $18,109 and $29,416, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at December 31, 2006, were 5.8 years, 4.6 years and 5.8 years, respectively. Stock options expected to vest at December 31, 2006, totaled 2,318 at a weighted average price of approximately $33.00.

At December 31, 2006, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,188 options outstanding with exercise prices ranging from $23.90 to $34.76. These options have a weighted average exercise price of $27.86 and a weighted average remaining contractual life of 6.9 years. Of these outstanding options, 590 were exercisable at December 31, 2006 at a weighted average exercise price of $27.41. In addition, there were 1,187 options outstanding with exercise prices ranging from $34.90 to $45.70. These options had a weighted average exercise price of $38.06 and a weighted average remaining contractual life of 4.8 years. Of these outstanding options, 857 were exercisable at December 31, 2006 at a weighted average exercise price of $37.16.

In 2006, 2005 and 2004, the Company granted 42, 35 and 27 shares of restricted stock, respectively, to Company officers and directors, of which 5, 6 and 7 shares in 2006, 2005 and 2004, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares granted in 2006, 2005 and 2004 was $40.61, $33.74 and $28.79 per share, respectively. The total value of the restricted share grants in 2006, 2005 and 2004 were $1,701, $1,173 and $777, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $1,651, $1,367 and $1,109 in 2006, 2005 and 2004, respectively. In 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $112, as discussed above.

A summary of the activity related to the Company’s restricted stock in 2006 is presented below:

	2006
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested shares, beginning of period	140	$28
Granted	42	41
Vested	(57)	32
Forfeited	—	—

Unvested shares, end of period	125	$31

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

At December 31, 2006, there was $3,268 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 3.2 years. The total intrinsic value of restricted shares vested in 2006, 2005 and 2004 was $2,606, $1,845 and $1,420, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005. The provisions of the 2005 ESPP are substantially similar to the Company’s former ESPP, terminated in December 2004, with certain exceptions including that the maximum number of shares issuable under the 2005 ESPP will be 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $159, $171 and $86 in 2006, 2005 and 2004, respectively.

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Internal Revenue Code (the “401K Plan”) that allows eligible employees of the Operating Partnership to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2006 (5% in 2005 and 4% in 2004). Operating Partnership contributions of $911, $691 and $541 were made to this plan in 2006, 2005 and 2004, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, four ground leases expiring in 2012, 2038, 2066 and 2074 for four separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2006, are as follows:

2007	$1,983
2008	1,784
2009	1,703
2010	1,736
2011	1,770
2012 and thereafter	$152,102

The Operating Partnership incurred $6,421, $6,309 and $4,981 of rent expense, including rent expense under short-term rental and lease arrangements, in 2006, 2005 and 2004, respectively.

Legal proceedings

The Company has previously disclosed litigation brought by an alleged Company shareholder against the Company, certain members of the Company’s board of directors, and certain of its executive officers, seeking, among other things, inspection of certain corporate records. On December 22, 2006, the parties to the litigation agreed to settle any and all claims that the parties had or may have had with respect to the previously-disclosed actions styled Amy Vasquez v. Robert L. Anderson, et al., Civil Action No. 2003-CV-69140, Clem Fowler v. Robert C. Goddard, III, et al., Civil Action No. 2003-CV-69608, Superior Court of Fulton County, Georgia, Ronald S. Leventhal v. Robert C. Goddard, III, et al., Superior Court of Fulton County, Georgia, Civil Action No. 2004-CV-85875, Ronald S. Leventhal v. Robert C. Goddard, III, et al., United States District Court for the Northern District of Georgia, Civil Action Number 1:04-CV-1445, Post Properties, Inc. v. John Does 1-5, Civil Action No. 2005-CV-105244, Superior Court of Fulton County, Georgia, and certain other related matters. In reaching this settlement, the Company and the individual defendants did not pay any money to the shareholder and denied any and all liability. All litigation embraced by the settlement has been dismissed with prejudice.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

In November 2006, the Equal Rights Center filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act and the Americans with Disabilities Act at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting apartments and public use areas to comply with the Fair Housing Act and the Americans with Disabilities Act and prohibiting construction or sale of noncompliant units or complexes. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The Company and the Operating Partnership are involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company and the Operating Partnership believe that any resolution of pending proceedings or liability to the Company and the Operating Partnership which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Operating Partnership’s results of operations or financial position.

12.	RELATED PARTY TRANSACTIONS

In 2006, 2005 and 2004, the Operating Partnership held investments in Property LLC’s accounted for under the equity method of accounting (see note 3). In 2006, 2005 and 2004, the Operating Partnership recorded, before elimination of the Operating Partnership’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $1,537, $1,781 and $1,756, respectively, from these related companies. Additionally in 2006, 2005 and 2004, the Operating Partnership earned interest under loans to unconsolidated entities totaling $860, $437 and $308, respectively. The Operating Partnership portion of all significant inter-company transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2006 and 2005, the Operating Partnership had outstanding loan balances to certain current and former Operating Partnership executives totaling $1,268 and $2,485, respectively. These loans mature ten years from their issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares on the open market. Additionally, at December 31, 2006 and 2005, the Operating Partnership had outstanding additional loans to certain Operating Partnership executives totaling $500 and $640, respectively. The loans bear interest at 6.32% per annum. If the executives continue to be employed by the Operating Partnership, the loans will be forgiven annually over five to ten year periods, as defined in the agreements. The annual loan forgiveness of $100, $140 and $140 was recorded as compensation expense in 2006, 2005 and 2004, respectively.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2006, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $95,510 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Operating Partnership’s FNMA variable rate debt. This swap was entered into following the termination of a prior swap arrangement discussed below. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value.

In the early 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through its termination date in 2006 was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Operating Partnership is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $1,116 in 2006. The swap arrangement was terminated through a $2,448 termination payment to the swap counterparty. At December 31, 2005, this terminated swap arrangement had a notional value of approximately $97,100.

At December 31, 2006 and 2005, the fair value of the interest rate swap agreements represented liabilities of $564 and $4,021, respectively, and the liabilities were included in consolidated liabilities in the accompanying consolidated balance sheets. Other than discussed above, the changes in the fair value of these cash flow hedges were recorded as changes in
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

accumulated other comprehensive income (loss), a partners’ equity account, in the accompanying consolidated balance sheet.

At December 31, 2006 and 2005, the Operating Partnership had outstanding an interest rate cap agreement with a financial institution with a notional value of $28,495. Through mid-December 2006, this interest rate cap agreement was a cash flow hedge that provides a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings aggregating $28,495. In December 2006, the Operating Partnership repaid $18,600 of tax-exempt indebtedness associated with the sale of an apartment community. The portion of this interest rate cap arrangement with a notional amount of $18,600 associated with this indebtedness was not terminated and as a result became ineffective for accounting purposes. At that time, the Operating Partnership recognized a loss of approximately $142 due to such ineffectiveness. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At December 31, 2006, the difference between the amortized costs of the interest rate cap arrangement and their $0 fair value is included in accumulated other comprehensive income (loss), a partners’ equity account. The original cost of $126 of the arrangements is being amortized to expense over their five-year term.

In 2005, in connection with the sale of three communities discussed in note 2 above, the Operating Partnership sold its interest in interest rate cap agreements with notional values of $81,560 for aggregate proceeds of $17 and realized losses of $955 that were included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations. In 2004, in connection with the sale of five communities discussed in note 5 above, the Operating Partnership sold its interest in interest rate cap agreements with notional values of $104,325 for aggregate proceeds of $379 and realized losses of $941 that was included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations. The unrealized losses on these interest rate cap agreements were previously reflected in accumulated other comprehensive income (loss), a partners’ equity account. These interest rate cap agreements were sold and the underlying hedged indebtedness was assumed by the purchasers in connection with the sale of the related assets.

The impact of the change in the value of the derivatives on comprehensive income (loss) is included in the statement of shareholders’ equity. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as schedule interest payments are made on the Operating Partnership’s hedged indebtedness. At December 31, 2006, the Operating Partnership estimates that $1,226 will be reclassified from accumulated other comprehensive income as an increase in interest expense during the next twelve months.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2006. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2006, the fair value of fixed rate debt was approximately $828,983 (carrying value of $819,371) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements. At December 31, 2005, the fair value of fixed rate debt was approximately $767,271 (carrying value of $753,641) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements.

In order to manage the impact of interest rate changes on earnings and cash flow, the Operating Partnership entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133, as amended. At December 31, 2006, the carrying amounts of the interest rate swap arrangement represented a net liability totaling $564 and the carrying value of the interest rate cap arrangement had no value. At December 31, 2005, the carrying amounts of the interest rate swap arrangement represented a net liability totaling $4,021 and the carrying value of the interest rate cap arrangement represented a net asset of $5.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2005. The segment information for the years ended December 31, 2005 and 2004 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2006 to discontinued operations under SFAS No. 144 (see note 2).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities — those apartment communities under development, rehabilitation and lease-up during the period.

•	Condominium conversion communities — those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities — those communities acquired in the current or prior year.

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Operating Partnership uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Operating Partnership believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Operating Partnership, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Operating Partnership believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Operating Partnership believes that the line on the Operating Partnership’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to NOI to consolidated net income in 2006, 2005 and 2004. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

	Year Ended December 31,
	2006	2005	2004

Revenues
Fully stabilized communities	$252,761	$239,817	$229,169
Development, rehabilitation and lease-up communities	9,545	10,438	10,139
Condominium conversion communities	2,626	5,890	5,716
Acquired communities	10,886	2,298	—
Other property segments	23,876	21,798	20,768
Other	402	255	1,000

Consolidated revenues	$300,096	$280,496	$266,792

Contribution to Property Net Operating Income
Fully stabilized communities	$156,890	$148,075	$141,709
Development, rehabilitation and lease-up communities	4,254	6,077	5,690
Condominium conversion communities	725	3,877	3,675
Acquired communities	6,180	1,442	—
Other property segments, including corporate management expenses	(5,527)	(7,345)	(6,702)

Consolidated property net operating income	162,522	152,126	144,372

Interest income	1,261	661	817
Other revenues	402	255	1,000
Minority interest in consolidated property partnerships	(257)	239	671
Depreciation	(67,328)	(70,435)	(73,665)
Interest expense	(54,049)	(55,638)	(59,763)
Amortization of deferred financing costs	(3,526)	(4,661)	(4,304)
General and administrative	(18,502)	(18,307)	(18,205)
Investment, development and other expenses	(6,424)	(4,711)	(2,930)
Termination of debt remarketing agreement (interest expense)	—	—	(10,615)
Loss on early extinguishment of indebtedness	—	—	(4,011)
Severance charges	—	(796)	—
Gains (losses) on sales of condominiums, net	12,378	(531)	—
Equity in income of unconsolidated real estate entities	1,813	1,767	1,083
Other income	3,095	5,267	—

Income (loss) from continuing operations	31,385	5,236	(25,550)
Income from discontinued operations	71,901	143,811	122,727

Net income	$103,286	$149,047	$97,177

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2006, 2005 and 2004 were as follows:

In 2006, the Operating Partnership sold an apartment community subject to $40,000 of secured mortgage indebtedness assumed by the purchaser. In 2005, the Operating Partnership sold three apartment communities subject to $81,560 of tax-exempt mortgage indebtedness assumed by the purchasers. In 2004, the Operating Partnership sold certain apartment communities subject to $104,325 of tax-exempt mortgage indebtedness assumed by the purchasers. Additionally in 2006, the Operating Partnership acquired an apartment community for cash and the assumption of secured mortgage indebtedness totaling $41,394. In 2004, the Operating Partnership acquired an apartment community, including the assumption
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

of secured mortgage indebtedness with an estimated fair value of $49,496. These transactions were excluded from the cash flow statement as a non-cash transactions.

In 2006, the Operating Partnership amortized approximately $1,116 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). In addition in 2006, the Operating Partnership recognized a non-cash loss of $142 through a reduction of accumulated other comprehensive losses as a result of the ineffectiveness of an interest rate cap arrangement (see note 13). Other than the amortization and loss discussed herein, in 2006, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $305. In 2005, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $5,850. In 2004, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $3,945.

The Operating Partnership committed to distribute $19,886, $19,257 and $19,203 and for the quarters ended December 31, 2006, 2005 and 2004, respectively.

In 2006 and 2005, the Company issued common shares for director compensation, totaling $471 and $194, respectively. In 2005, under an amended and restated deferred compensation plan for directors and officers, Company common shares were issued to the plan in settlement of the Company’s variable obligation relating to changes in the value of its common shares due the directors under the prior deferred compensation plan. This 2005 common share issuance totaling $1,568 and the additional stock issuances in 2005 and 2006 were non-cash transactions. The Operating Partnership bears the compensation costs associated with the Company’s compensation plans. As such, the Operating Partnership issued common units to the Company in amounts equal to the above.

In 2006 and 2005, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $339 and $760, respectively. Such income tax payments were not material in 2004 due to the existence of tax loss carryforwards at the taxable REIT subsidiaries (see note 8).

17.	OTHER INCOME

In 2006, other income includes a gain on the sale of marketable securities of $573, an additional gain on sale of a technology investment of $325 resulting from the receipt of previously escrowed proceeds under the prior year sale (see below), a $503 gain on the sale of a land parcel and additional income totaling $1,655 resulting from the net increase in the market value of an ineffective cash flow hedge prior to its termination. In 2005, the Operating Partnership sold its investment in a technology company, and recognized a gain of $5,267.
Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Under SFAS No. 144, as further discussed in note 2, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which in the first and second quarters of 2006 differ from the presentation of discontinued operations included in the Operating Partnership’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in 2006. Quarterly financial information for the years ended December 31, 2006 and 2005, as revised to reflect the change discussed above, was as follows:

	Year Ended December 31, 2006
	First	Second	Third	Fourth

Revenues	$72,204	$74,267	$76,874	$76,751

Income from continuing operations	3,852	12,738	7,518	7,277
Income from discontinued operations	1,021	1,512	28,947	40,421

Net income	4,873	14,250	36,465	47,698
Distributions to preferred unitholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common unitholders	$2,964	$12,340	$34,556	$45,789

Earnings per Common Unit:
Net income available to common unitholders — basic	$0.07	$0.28	$0.79	$1.04
Net income available to common unitholders — diluted	$0.07	$0.28	$0.77	$1.02

	Year Ended December 31, 2005
	First	Second	Third	Fourth

Revenues	$67,646	$69,130	$71,900	$71,820

Income (loss) from continuing operations	1,104	(1,067)	1,584	3,615
Income from discontinued operations	3,740	62,928	75,661	1,482

Net income	4,844	61,861	77,245	5,097
Distributions to preferred unitholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common unitholders	$2,935	$59,951	$75,336	$3,188

Earnings per Common Unit:
Net income available to common unitholders — basic	$0.07	$1.42	$1.77	$0.08
Net income available to common unitholders — diluted	$0.07	$1.42	$1.77	$0.08

In the third and fourth quarters of 2006 and the second and third quarters of 2005, net income increased primarily due to gains on sales of apartment communities during those periods.
Post Apartment Homes, L.P.

Schedule III
POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)
						Costs	Gross Amount at Which
				Initial Costs		Capitalized	Carried at Close of Period
		Related			Building and	Subsequent		Building and		Accumulated	Date of	Date	Depreciable
	Description	Encumbrances		Land	Improvements	To Acquisition	Land	Improvements	Total(1)	Depreciation	Construction	Acquired	Lives Years

Georgia
Post Ashford®	Apartments	$9,895		$1,906	$—	$9,404	$1,906	$9,404	$11,310	$5,039	04/86 -06/87	04/86	5-40 Years
Post Briarclifftm	Apartments	—		13,344	—	47,868	13,344	47,868	61,212	14,964	12/96	09/96	5-40 Years
Post Brookhaven®	Apartments	—		7,921	—	34,029	7,921	34,029	41,950	17,910	07/89 – 12/92	03/89	5-40 Years
Post Chastain®	Apartments	28,164	(2)	6,352	—	47,038	6,779	46,611	53,390	21,459	06/88 – 10/90	06/88	5-40 Years
Post Collier Hills®	Apartments	—		6,487	—	26,210	7,203	25,494	32,697	8,903	10/95	06/95	5-40 Years
Post Crest®	Apartments	22,299		4,733	—	25,668	4,763	25,638	30,401	9,405	09/95	10/94	5-40 Years
Post Crossing®	Apartments	—		3,951	—	20,623	3,951	20,623	24,574	7,367	04/94 – 08/95	11/93	5-40 Years
Post Dunwoody®	Apartments	—		4,917	—	30,277	4,961	30,233	35,194	12,379	11/88	12/84 & 8/94	5-40 Years
Post Gardens®	Apartments	—		5,859	—	35,060	5,931	34,988	40,919	10,990	07/96	05/96	5-40 Years
Post Glen®	Apartments	19,775		5,591	—	22,550	5,784	22,357	28,141	7,614	07/96	05/96	5-40 Years
Post Lenox Park®	Apartments	10,398	(2)	3,132	—	11,805	3,132	11,805	14,937	4,221	03/94 – 05/95	03/94	5-40 Years
Post Lindbergh®	Apartments	—		6,268	—	27,906	6,652	27,522	34,174	8,493	11/96	08/96	5-40 Years
Post Oglethorpe®	Apartments	—		3,662	—	18,001	3,662	18,001	21,663	6,708	03/93 – 10/94	03/93	5-40 Years
Post Parksidetm	Mixed Use	—		3,402	—	20,599	3,465	20,536	24,001	5,771	02/99	12/97	5-40 Years
Post Peachtree Hills®	Apartments	—		4,215	—	15,197	4,857	14,555	19,412	6,065	02/92 – 09/94	02/92 & 9/92	5-40 Years
Post Renaissance®(3)	Apartments	—		—	—	21,465	—	21,465	21,465	9,118	07/91 – 12/94	06/91 & 01/94	5-40 Years
Post Ridge®	Apartments	—		5,150	—	32,326	5,150	32,326	37,476	9,749	10/96	07/96	5-40 Years
Post Riverside®	Mixed Use	—		11,130	—	111,851	12,457	110,524	122,981	34,999	07/96	01/96	5-40 Years
Post Springtm	Apartments	—		2,105	—	38,527	2,105	38,527	40,632	10,101	09/99	09/99	5-40 Years
Post Stratfordtm(3)	Apartments	—		328	—	25,842	620	25,550	26,170	7,235	04/99	01/99	5-40 Years
Post Vinings®	Apartments	—		4,322	—	23,256	5,668	21,910	27,578	12,136	05/88 – 09/91	05/88	5-40 Years
Post Woods®	Apartments	24,935	(2)	1,378	—	29,521	3,070	27,829	30,899	15,898	03/76 – 09/83	06/76	5-40 Years

Post Properties, Inc.
Post Apartment Homes, L.P.

Schedule III continued
POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)
						Costs	Gross Amount at Which
				Initial Costs		Capitalized	Carried at Close of Period
		Related			Building and	Subsequent		Building and		Accumulated	Date of	Date	Depreciable
	Description	Encumbrances		Land	Improvements	To Acquisition	Land	Improvements	Total(1)	Depreciation	Construction	Acquired	Lives Years

Texas
Post Abbeytm	Apartments	$—		$575	$6,276	$1,831	$575	$8,107	$8,682	$1,955	N/A	10/97	5-40 Years
Post Addison Circletm	Mixed Use	84,151		2,885	41,482	123,502	8,382	159,487	167,869	45,387	10/97	10/97	5-40 Years
Post Barton Creektm	Apartments	—		1,920	24,482	679	1,920	25,161	27,081	576	N/A	03/06	5-40 Years
Post Cole’s Cornertm	Mixed Use	—		1,886	18,006	2,335	2,086	20,141	22,227	6,356	N/A	10/97	5-40 Years
Post Heightstm/Gallery	Mixed Use	—		5,455	15,559	30,201	5,812	45,403	51,215	12,806	10/97	10/97	5-40 Years
Post Legacy	Mixed Use	—		684	—	33,518	811	33,391	34,202	8,095	03/99	03/99	5-40 Years
Post Meridiantm	Apartments	—		1,535	11,605	1,417	1,535	13,022	14,557	3,780	N/A	10/97	5-40 Years
Post Midtown Square®	Mixed Use	—		4,408	1,412	47,122	3,409	49,533	52,942	12,391	10/97	10/97	5-40 Years
Post Park Mesatm	Apartments	—		1,480	17,861	467	1,480	18,328	19,808	415	N/A	03/06	5-40 Years
Post Rice Loftstm(3)	Mixed Use	—		449	13,393	27,250	449	40,643	41,092	8,605	10/97	10/97	5-40 Years
Post Squaretm	Mixed Use	—		4,565	24,595	1,595	445	30,310	30,755	6,447	N/A	10/97	5-40 Years
Post Uptown Villagetm	Apartments	15,143	(2)	3,955	22,120	17,446	6,195	37,326	43,521	9,083	N/A	10/97	5-40 Years
Post Vineyardtm	Apartments	—		1,133	8,560	599	1,133	9,159	10,292	2,202	N/A	10/97	5-40 Years
Post Vintagetm	Apartments	—		2,614	12,188	846	2,614	13,034	15,648	3,528	N/A	10/97	5-40 Years
Post Wilson Buildingtm(3)	Mixed Use	—		—	689	20,262	—	20,951	20,951	3,596	10/97	10/97	5-40 Years
Post Worthingtontm	Mixed Use	—		3,744	34,700	9,534	3,744	44,234	47,978	10,353	N/A	10/97	5-40 Years

Florida
Post Bay at Rocky Pointtm(5)	Apartments	—		528	5,081	—	528	5,081	5,609	14	N/A	10/06	5-40 Years
Post Harbour Placetm	Mixed Use	—		3,854	—	65,717	8,312	61,259	69,571	15,406	03/97	01/97	5-40 Years
Post Hyde Park®	Apartments	—		3,498	—	27,103	5,108	25,493	30,601	8,402	09/94	07/94	5-40 Years
Post Parksidetm	Mixed Use	—		2,493	—	32,220	2,493	32,220	34,713	7,709	03/99	03/99	5-40 Years
Post Rocky Point®	Apartments	57,000		10,510	—	63,395	10,567	63,338	73,905	19,491	04/94 – 11/96	02/94 & 09/96	5-40 Years

Virginia
Post Carlyle Squaretm(5)	Mixed Use	—		1,043	—	13,067	1,043	13,067	14,110	25	12/04	N/A	5-40 Years
Post Corners®	Apartments	16,960	(2)	4,404	—	24,925	4,493	24,836	29,329	8,002	06/94	06/94	5-40 Years
Post Fallsgrove	Apartments	41,147		14,801	69,179	383	14,801	69,562	84,363	946	N/A	7/06	5-40 Years
Post Forest®	Apartments	—		8,590	—	27,433	9,106	26,917	36,023	15,724	01/89 – 12/90	03/88	5-40 Years
Post Pentagon Rowtm(3)	Mixed Use	—		2,359	7,659	85,674	3,470	92,222	95,692	13,610	06/99	02/99	5-40 Years
Post Tysons Cornertm	Apartments	—		20,000	65,478	1,575	20,000	67,053	87,053	5,592	N/A	06/04	5-40 Years

New York
Post Luminariatm	Mixed Use	35,000		4,938	—	46,131	4,938	46,131	51,069	9,491	03/01	03/01	5-40 Years
Post Toscanatm	Mixed Use	—		15,976	—	76,870	17,156	75,690	92,846	7,332	01/02	01/02	5-40 Years

Post Properties, Inc.
Post Apartment Homes, L.P.

Schedule III continued
POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)
					Costs	Gross Amount at Which
			Initial Costs		Capitalized	Carried at Close of Period
		Related		Building and	Subsequent		Building and				Accumulated	Date of	Date	Depreciable
	Description	Encumbrances	Land	Improvements	To Acquisition	Land	Improvements		Total(1)		Depreciation	Construction	Acquired	Lives Years

North Carolina
Post Ballantyne	Apartments		$6,400	$30,850	$2,408	$6,400	$33,258		$39,658		$2,001	11/04	05/05	5-40 Years
Post Gateway Placetm	Mixed Use	$—	2,424	—	61,184	3,481	60,127		63,608		12,210	11/00	08/99	5-40 Years
Post Park at Phillips Place®	Mixed Use	—	4,305	—	37,988	4,307	37,986		42,293		12,472	01/96	11/95	5-40 Years
Post Uptown Placetm	Mixed Use	—	2,336	—	28,843	2,363	28,816		31,179		6,761	09/98	09/98	5-40 Years

Miscellaneous Investments(6)		—	13,212	5,496	241,791	98,711	161,788		260,499		20,190			5-40 Years

Total		$364,866	$265,112	$436,671	$1,830,334	$371,248	$2,160,869	(4)	$2,532,117	(4)	$547,477

(1)	The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,173,000 at December 31, 2006, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2)	These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3)	The Company has a leasehold interest in the land underlying these communities.
(4)	This total excludes for-sale condominiums and assets held for sale of $28,295 and $15,645, respectively, at December 31, 2006. Assets held for sale include the Post Oaktm community with gross assets and gross accumulated depreciation of $10,967 and $4,035, respectively, at December 31, 2006.
(5)	For communities in lease-up, amounts represent cost associated with completed apartment units.
(6)	Miscellaneous investments include construction in progress, land held for development and certain other corporate assets.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2006	2005	2004

Real estate investments
Balance at beginning of year	$2,373,406	$2,407,425	$2,376,524
Improvements	316,296	129,101	106,621
Disposition of property(a)	(157,585)	(163,120)	(75,720)

Balance at end of year	$2,532,117	$2,373,406	$2,407,425

Accumulated depreciation
Balance at beginning of year	$516,954	$498,367	$436,245
Depreciation(b)	67,311	75,185	83,271
Accumulated depreciation on disposed property(a)	(36,788)	(56,598)	(21,149)

Balance at end of year(c)	$547,477	$516,954	$498,367

(a)	Represents reductions for assets classified as held for sale and converted into for-sale condominiums as well as assets sold in 2006.
(b)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.
(c)	Accumulated depreciation on the balance sheet excludes accumulated depreciation on assets held for sale in the amounts of $4,035, $0 and $26,332 at December 31, 2006, 2005 and 2004, respectively.

Post Properties, Inc.
Post Apartment Homes, L.P.

3.	Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit
No.			Description

3	.1(a)	—	Articles of Incorporation of the Company
3	.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3	.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company
4	.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4	.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10	.1(b)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10	.2(b)	—	First Amendment to Second Amended and Restated Partnership Agreement
10	.3(b)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10	.4(g)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10	.5(g)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10	.6(c)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10	.7(h)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10	.8(i)*	—	Employee Stock Plan
10	.9(b)*	—	Amendment to Employee Stock Plan
10	.10(b)*	—	Amendment No. 2 to Employee Stock Plan
10	.11(b)*	—	Amendment No. 3 to Employee Stock Plan
10	.12(b)*	—	Amendment No. 4 to Employee Stock Plan
10	.13(j)*	—	2003 Incentive Stock Plan
10	.14(b)	—	Form of Indemnification Agreement for officers and directors
10	.15(a)*	—	Profit Sharing Plan of the Company
10	.16(b)*	—	Amendment Number One to Profit Sharing Plan
10	.17(b)*	—	Amendment Number Two to Profit Sharing Plan
10	.18(b)*	—	Amendment Number Three to Profit Sharing Plan
10	.19(b)*	—	Amendment Number Four to Profit Sharing Plan
10	.20(a)	—	Form of General Partner 1% Exchange Agreement
10	.21(k)*	—	Dividend Reinvestment Stock Purchase Plan
10	.22(l)	—	Credit Agreement dated as of January 16, 2004 among Post Apartment Homes, L.P., Wachovia Bank, N.A., and certain other lenders
10	.23(m)	—	First Amendment to Credit Agreement
10	.24(n)	—	Letter Agreement, dated as of December 22, 2004, by and among Post Apartment Homes, L.P., certain lenders under the Credit Agreement and Wachovia Bank, N.A., as the Administrative Agent
10	.25(n)	—	Letter Agreement, dated as of December 23, 2004, by and among Post Apartment Homes, L.P. and Fannie Mae
10	.26(o)*	—	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10	.27(p)*	—	Form of Change in Control Agreement (3.0X) and schedule of executive officers who have entered into such agreement
10	.28(p)*	—	Form of Change in Control Agreement (2.0X) and schedule of executive officers who have entered into such agreement
10	.29(q)*	—	Form of Change in Control Agreement (1.5X) and schedule of executive officers who have entered into such agreement
10	.30(q)*	—	Form of Change in Control Agreement (1.0X) and schedule of executive officers who have entered into such agreement
10	.31(q)*	—	Form of Amendment No. 1 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
Post Properties, Inc.
Post Apartment Homes, L.P.

Exhibit
No.			Description

10	.32(q)*	—	Version One Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.33(q)*	—	Version Two Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.34(q)*	—	Employment Agreement with David P. Stockert
10	.35(d)*	—	Amendment No. 1 to Employment Agreement with David P. Stockert
10	.36(q)*	—	Employment Agreement with Thomas D. Senkbeil
10	.37(q)*	—	Amendment No. 1 to Employment Agreement with Thomas D. Senkbeil
10	.38(d)*	—	Amendment No. 2 to Employment Agreement with Thomas D. Senkbeil
10	.39(d)*+	—	Restricted Stock Grant Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.40(d)*	—	Non-Incentive Stock Option Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.41(r)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10	.42(r)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors
10	.43(s)*	—	Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Thomas L. Wilkes, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.44(s)*	—	Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Sherry W. Cohen, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.45(s)*	—	Amended and Restated Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Christopher J. Papa, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.46*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees for grants in February 2007 and thereafter
10	.47(t)*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees for grants prior to February 2007
10	.48*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors
10	.49(u)	—	Amended and Restated Credit Agreement dated as of April 28, 2006 by and amongst Post Apartment Homes, L.P., Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, SunTrust Bank and Sumitomo Mitsui Banking Corporation, and the financial institutions a party thereto and their assignees
10	.50*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Robert C. Goddard
11	.1(v)	—	Statement Regarding Computation of Per Share Earnings
21.1		—	List of Subsidiaries
23.1		—	Consent of Deloitte & Touche LLP — Post Properties, Inc.
23.2		—	Consent of Deloitte & Touche LLP — Post Apartment Homes, L.P. and Post Properties, Inc.
23.3		—	Consent of PricewaterhouseCoopers LLP — Post Properties, Inc.
23.4		—	Consent of PricewaterhouseCoopers LLP — Post Apartment Homes, L.P. and Post Properties, Inc.
31.1		—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

+	Also serves as the of restricted stock grant certificate for directors under the 2003 Incentive Stock Plan.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
Post Properties, Inc.
Post Apartment Homes, L.P.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.
(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company and incorporated herein by reference.
(j)	Filed as Appendix A to the 2003 proxy statement and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2003 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 22, 2004 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 28, 2004 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(p)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2001 and incorporated herein by reference.
(q)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended June 30, 2003 and incorporated herein by reference.
(r)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2005 and incorporated herein by reference.
(t)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2005 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 2, 2006 and incorporated herein by reference.
(v)	The information required by this exhibit is included in note 6 to the consolidated financial statement and incorporated herein by reference.
Post Properties, Inc.
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
(Registrant)

March 1, 2007

By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	March 1, 2007

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

/s/ Herschel M. Bloom Herschel M. Bloom	Director	March 1, 2007

/s/ Douglas Crocker II Douglas Crocker II	Director	March 1, 2007

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	March 1, 2007

/s/ Russell R. French Russell R. French	Director	March 1, 2007

/s/ Nicholas B. Paumgarten Nicholas B. Paumgarten	Director	March 1, 2007

/s/ Charles E. Rice Charles E. Rice	Director	March 1, 2007

/s/ Stella F. Thayer Stella F. Thayer	Director	March 1, 2007

Ronald de Waal	Director	March 1, 2007
Post Properties, Inc.
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post G.P. Holdings, Inc., as General Partner

March 1, 2007

By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	March 1, 2007

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

/s/ Herschel M. Bloom Herschel M. Bloom	Director	March 1, 2007

/s/ Douglas Crocker II Douglas Crocker II	Director	March 1, 2007

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	March 1, 2007

/s/ Russell R. French Russell R. French	Director	March 1, 2007

/s/ Nicholas B. Paumgarten Nicholas B. Paumgarten	Director	March 1, 2007

/s/ Charles E. Rice Charles E. Rice	Director	March 1, 2007

/s/ Stella F. Thayer Stella F. Thayer	Director	March 1, 2007

Ronald de Waal	Director	March 1, 2007
Post Properties, Inc.
Post Apartment Homes, L.P.

Exhibit Index

Exhibit
No.			Description

3	.1(a)	—	Articles of Incorporation of the Company
3	.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3	.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company
4	.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4	.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10	.1(b)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10	.2(b)	—	First Amendment to Second Amended and Restated Partnership Agreement
10	.3(b)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10	.4(g)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10	.5(g)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10	.6(c)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10	.7(h)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10	.8(i)*	—	Employee Stock Plan
10	.9(b)*	—	Amendment to Employee Stock Plan
10	.10(b)*	—	Amendment No. 2 to Employee Stock Plan
10	.11(b)*	—	Amendment No. 3 to Employee Stock Plan
10	.12(b)*	—	Amendment No. 4 to Employee Stock Plan
10	.13(j)*	—	2003 Incentive Stock Plan
10	.14(b)	—	Form of Indemnification Agreement for officers and directors
10	.15(a)*	—	Profit Sharing Plan of the Company
10	.16(b)*	—	Amendment Number One to Profit Sharing Plan
10	.17(b)*	—	Amendment Number Two to Profit Sharing Plan
10	.18(b)*	—	Amendment Number Three to Profit Sharing Plan
10	.19(b)*	—	Amendment Number Four to Profit Sharing Plan
10	.20(a)	—	Form of General Partner 1% Exchange Agreement
10	.21(k)*	—	Dividend Reinvestment Stock Purchase Plan
10	.22(l)	—	Credit Agreement dated as of January 16, 2004 among Post Apartment Homes, L.P., Wachovia Bank, N.A., and certain other lenders
10	.23(m)	—	First Amendment to Credit Agreement
10	.24(n)	—	Letter Agreement, dated as of December 22, 2004, by and among Post Apartment Homes, L.P., certain lenders under the Credit Agreement and Wachovia Bank, N.A., as the Administrative Agent
10	.25(n)	—	Letter Agreement, dated as of December 23, 2004, by and among Post Apartment Homes, L.P. and Fannie Mae
10	.26(o)*	—	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10	.27(p)*	—	Form of Change in Control Agreement (3.0X) and schedule of executive officers who have entered into such agreement
10	.28(p)*	—	Form of Change in Control Agreement (2.0X) and schedule of executive officers who have entered into such agreement
10	.29(q)*	—	Form of Change in Control Agreement (1.5X) and schedule of executive officers who have entered into such agreement
10	.30(q)*	—	Form of Change in Control Agreement (1.0X) and schedule of executive officers who have entered into such agreement
10	.31(q)*	—	Form of Amendment No. 1 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.32(q)*	—	Version One Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.33(q)*	—	Version Two Amendment No. 2 to Change in Control Agreement and schedule of executive officers who have entered into such amendment
10	.34(q)*	—	Employment Agreement with David P. Stockert
10	.35(d)*	—	Amendment No. 1 to Employment Agreement with David P. Stockert
10	.36(q)*	—	Employment Agreement with Thomas D. Senkbeil
10	.37(q)*	—	Amendment No. 1 to Employment Agreement with Thomas D. Senkbeil

Exhibit
No.			Description

10	.38(d)*	—	Amendment No. 2 to Employment Agreement with Thomas D. Senkbeil
10	.39(d)*+	—	Restricted Stock Grant Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.40(d)*	—	Non-Incentive Stock Option Certificate for Robert C. Goddard, III, dated July 17, 2003
10	.41(r)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10	.42(r)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors
10	.43(s)*	—	Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Thomas L. Wilkes, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.44(s)*	—	Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Sherry W. Cohen, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.45(s)*	—	Amended and Restated Employment and Change in Control Agreement, dated as of October 17, 2005, by and among Christopher J. Papa, Post Properties, Inc., Post Apartment Homes, L.P., and Post Services, Inc.
10	.46*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees for grants in February 2007 and thereafter
10	.47(t)*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees for grants prior to February 2007
10	.48*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors
10	.49(u)	—	Amended and Restated Credit Agreement dated as of April 28, 2006 by and amongst Post Apartment Homes, L.P., Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, SunTrust Bank and Sumitomo Mitsui Banking Corporation, and the financial institutions a party thereto and their assignees
10	.50*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Robert C. Goddard
11	.1(v)	—	Statement Regarding Computation of Per Share Earnings
21.1		—	List of Subsidiaries
23.1		—	Consent of Deloitte & Touche LLP — Post Properties, Inc.
23.2		—	Consent of Deloitte & Touche LLP — Post Apartment Homes, L.P. and Post Properties, Inc.
23.3		—	Consent of PricewaterhouseCoopers LLP — Post Properties, Inc.
23.4		—	Consent of PricewaterhouseCoopers LLP — Post Apartment Homes, L.P. and Post Properties, Inc.
31.1		—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

+	Also serves as the of restricted stock grant certificate for directors under the 2003 Incentive Stock Plan.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.
(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Company and incorporated herein by reference.
(j)	Filed as Appendix A to the 2003 proxy statement and incorporated herein by reference.

(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2003 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 22, 2004 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed December 28, 2004 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(p)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2001 and incorporated herein by reference.
(q)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended June 30, 2003 and incorporated herein by reference.
(r)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2005 and incorporated herein by reference.
(t)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2005 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 2, 2006 and incorporated herein by reference.
(v)	The information required by this exhibit is included in note 6 to the consolidated financial statement and incorporated herein by reference.