Form 10-Q
period 2007-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2007-11-08
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Post Properties, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Post Apartment Homes, L.P.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the
Exchange Act).

Post Properties, Inc.	Yes ☐	No ☑
Post Apartment Homes, L.P.	Yes ☐	No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
43,707,277 shares of common stock outstanding as of November 1, 2007.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Real estate assets
Land	$275,235	$278,448
Building and improvements	1,859,323	1,821,123
Furniture, fixtures and equipment	203,167	204,318
Construction in progress	81,377	135,428
Land held for future development	186,698	92,800

	2,605,800	2,532,117
Less: accumulated depreciation	(555,440)	(547,477)
For-sale condominiums	44,513	28,295
Assets held for sale, net of accumulated depreciation of $21,744 and $4,035 at September 30, 2007 and December 31, 2006, respectively	45,807	15,645

Total real estate assets	2,140,680	2,028,580
Investments in and advances to unconsolidated real estate entities	22,707	32,794
Cash and cash equivalents	2,643	3,663
Restricted cash	3,595	5,203
Deferred charges, net	10,489	12,400
Other assets	39,210	34,007

Total assets	$2,219,324	$2,116,647

Liabilities and shareholders’ equity
Indebtedness, including $9,895 and $0 of debt secured by assets held for sale at September 30, 2007 and December 31, 2006, respectively	$1,070,994	$1,033,779
Accounts payable and accrued expenses	90,944	75,403
Dividend and distribution payable	21,840	19,886
Accrued interest payable	12,767	4,885
Security deposits and prepaid rents	8,967	9,915

Total liabilities	1,205,512	1,143,868

Minority interest of common unitholders in Operating Partnership	12,580	14,057
Minority interests in consolidated real estate entities	3,496	2,268

Total minority interests	16,076	16,325

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
43,685 and 43,440 shares issued, 43,681 and 43,440 shares outstanding at September 30, 2007 and December 31, 2006, respectively	437	436
Additional paid-in-capital	871,156	869,587
Accumulated earnings	132,373	97,567
Accumulated other comprehensive income (loss)	(3,266)	(3,490)

	1,000,729	964,129

Less common stock in treasury, at cost, 72 and 175 shares at September 30, 2007 and December 31, 2006, respectively	(2,993)	(7,675)

Total shareholders’ equity	997,736	956,454

Total liabilities and shareholders’ equity	$2,219,324	$2,116,647

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Rental	$73,595	$70,217	$216,834	$204,355
Other property revenues	4,245	4,443	12,186	12,460
Other	171	49	416	200

Total revenues	78,011	74,709	229,436	217,015

Expenses
Property operating and maintenance (exclusive of items shown separately below)	35,714	34,825	106,395	100,081
Depreciation	16,638	16,554	49,910	48,874
General and administrative	4,761	4,406	16,168	13,464
Investment and development	2,006	1,332	5,512	4,500

Total expenses	59,119	57,117	177,985	166,919

Operating income	18,892	17,592	51,451	50,096

Interest income	189	400	652	982
Interest expense	(12,831)	(13,465)	(38,850)	(39,732)
Amortization of deferred financing costs	(828)	(882)	(2,469)	(2,651)
Gains on sales of real estate assets, net	5,061	2,114	71,506	10,525
Equity in income of unconsolidated real estate entities	402	527	1,216	1,251
Other income (expense)	(262)	898	(784)	2,592
Minority interest in consolidated property partnerships	(585)	(85)	(1,416)	(177)
Minority interest of common unitholders	(91)	(80)	(1,072)	(344)

Income from continuing operations	9,947	7,019	80,234	22,542

Discontinued operations
Income from discontinued property operations, net of minority interest	795	1,400	2,026	4,280
Gains on sales of real estate assets, net of minority interest	307	27,503	17,197	27,885
Loss on early extinguishment of indebtedness, net of minority interest	—	(121)	—	(121)

Income from discontinued operations	1,102	28,782	19,223	32,044

Net income	11,049	35,801	99,457	54,586
Dividends to preferred shareholders	(1,909)	(1,909)	(5,728)	(5,728)

Net income available to common shareholders	$9,140	$33,892	$93,729	$48,858

Per common share data — Basic
Income from continuing operations (net of preferred dividends)	$0.18	$0.12	$1.71	$0.39
Income from discontinued operations	0.03	0.67	0.44	0.75

Net income available to common shareholders	$0.21	$0.79	$2.16	$1.15

Weighted average common shares outstanding — basic	43,524	43,137	43,452	42,616

Per common share data — Diluted
Income from continuing operations (net of preferred dividends)	$0.18	$0.12	$1.69	$0.39
Income from discontinued operations	0.02	$0.65	0.44	0.74

Net income available to common shareholders	$0.21	$0.77	$2.12	$1.13

Weighted average common shares outstanding — diluted	44,101	43,955	44,166	43,387

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED EARNINGS
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2006	$29	$436	$869,587	$97,567	$(3,490)	$(7,675)	$956,454
Comprehensive income
Net income	—	—	—	99,457	—	—	99,457
Net change in derivatives, net of minority interest	—	—	—	—	224	—	224

Total comprehensive income							99,681
Proceeds from employee stock purchase, stock option and other plans	—	1	(211)	—	—	5,074	4,864
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	(1,249)	—	—	3,302	2,053
Stock-based compensation, net of minority interest	—	—	3,029	—	—	—	3,029
Treasury stock acquisitions	—	—	—	—	—	(3,694)	(3,694)
Dividends to preferred shareholders	—	—	—	(5,728)	—	—	(5,728)
Dividends to common shareholders ($1.35 per share)	—	—	—	(58,923)	—	—	(58,923)

Shareholders’ Equity and Accumulated Earnings, September 30, 2007	$29	$437	$871,156	$132,373	$(3,266)	$(2,993)	$997,736

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$99,457	$54,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,889	51,740
Amortization of deferred financing costs	2,469	2,651
Minority interest of common unitholders in Operating Partnership	1,072	344
Minority interest in discontinued operations	297	658
Minority interest in consolidated entities	1,416	177
Gains on sales of real estate assets	(88,969)	(38,983)
Other expense (income)	842	(1,719)
Equity in income of unconsolidated entities	(1,216)	(1,251)
Distributions of earnings of unconsolidated entities	1,838	1,775
Deferred compensation	394	465
Stock-based compensation	3,072	2,129
Loss on early extinguishment of debt	—	123
Changes in assets, (increase) decrease in:
Other assets	(3,891)	(2,532)
Deferred charges	(139)	(114)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	7,882	9,370
Accounts payable and accrued expenses	2,141	2,538
Security deposits and prepaid rents	660	488

Net cash provided by operating activities	78,214	82,445

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(227,402)	(185,053)
Net proceeds from sales of real estate assets	182,231	111,471
Proceeds from sale of other investments	—	898
Capitalized interest	(8,659)	(7,061)
Annually recurring capital expenditures	(8,815)	(9,143)
Periodically recurring capital expenditures	(5,623)	(4,446)
Community rehabilitation and other revenue generating capital expenditures	(10,646)	(6,490)
Corporate additions and improvements	(1,932)	(2,923)
Distributions from unconsolidated entities	25,788	(3,384)
Note receivable collections and other investments	837	1,234

Net cash used in investing activities	(54,221)	(104,897)

Cash Flows From Financing Activities
Payments on indebtedness	(112,159)	(55,142)
Proceeds from indebtedness	—	190,000
Lines of credit proceeds, net	149,734	(92,426)
Payments of financing costs	(257)	(3,960)
Treasury stock acquisitions	(3,694)	—
Proceeds from employee stock purchase and stock options plans	4,470	46,679
Capital contributions of minority interests	429	(1,183)
Distributions to common unitholders	(882)	(1,366)
Dividends paid to preferred shareholders	(3,819)	(3,819)
Dividends paid to common shareholders	(58,835)	(57,355)

Net cash provided by (used in) financing activities	(25,013)	21,428

Net decrease in cash and cash equivalents	(1,020)	(1,024)
Cash and cash equivalents, beginning of period	3,663	6,410

Cash and cash equivalents, end of period	$2,643	$5,386

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousansd, except per share and apartment unit data)
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     Organization
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At October 31, 2007, the Company owned 22,478 apartment units in 63 apartment communities, including 1,351 apartment units in four communities held in unconsolidated entities and 1,746 apartment units in five communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing 367 for-sale condominium homes (including 137 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At September 30, 2007, approximately 43.2%, 18.7%, 12.0% and 9.6% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At September 30, 2007, the Company had outstanding 43,681 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 98.6% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 609 at September 30, 2007 and represented a 1.4% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 98.6% and 98.4% for the three months ended and 98.6% and 98.0% for the nine months ended September 30, 2007 and 2006, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, the primary beneficiary is required to consolidate a variable interest entity (“VIE”) for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. Accordingly, the Company’s share of the net earnings or losses of entities accounted for using the equity method is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

Certain 2006 amounts have been reclassified to conform to the current year’s financial statement presentation.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousansd, except per share and apartment unit data)
Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. Under the terms of residential leases, the residents of the Company’s residential communities are obligated to reimburse the Company for certain utility usage, water and electricity (at selected properties), where the Company is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.

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

For newly developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total projects costs for each condominium unit under a binding real estate contract. As of September 30, 2007, no condominium projects are accounted for under the Percentage of Completion Method.

In November 2006 the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Company’s above stated Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. As discussed above, the Company accounts for condominium sales using similar criteria to those stated in EITF No. 06-8. As a result, the Company does not expect that the adoption of EITF No. 06-8 will have a material impact on the Company’s financial position or results of operations.

Recently Issued and Adopted Accounting Pronouncements

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria were required to be adjusted on the implementation date. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Company adopted FIN 48 on January 1, 2007, and the adoption did not have a material impact on the Company’s financial position and results of operations (see note 11).

SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value is also required. SFAS No. 157 is effective for financial statements issued for fiscal

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousansd, except per share and apartment unit data)
years beginning after November 15, 2007 and should be applied prospectively. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position and results of operations.
2. REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY
Acquisitions

In July 2007, the Company acquired an apartment community, containing 350 units, in Orlando, Florida for approximately $75,500, including closing costs. Additionally, the Company plans to spend approximately $1,250 to improve the community. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At September 30, 2007, the Company had three apartment communities, containing 768 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $45,807, which represents the lower of their depreciated cost or fair value less costs to sell. At September 30, 2007, the Company also had portions of two communities being converted to condominiums, originally containing 349 units, and certain completed condominium units at newly developed condominium communities totaling $44,513 classified as for-sale condominiums on the accompanying consolidated balance sheet.

In May 2007, the Company transferred two operating apartment communities to a newly formed unconsolidated entity in which the Company retained a 25% non-controlling interest, for aggregate proceeds of approximately $89,351. This transaction resulted in a gain on sale of real estate in continuing operations totaling approximately $55,300 for nine months ended September 30, 2007. Additionally, the unconsolidated entity obtained mortgage financing secured by the apartment communities totaling approximately $85,723, of which approximately $21,431 was distributed to the Company. For nine months ended September 30, 2007, gains on sales of real estate assets in continuing operations also included gains of $3,938 on the sale of land sites. For the nine months ended September 30, 2006, gains on sales of real estate assets in continuing operations included a gain of $503 on the sale of a land site.

For the three and nine months ended September 30, 2007 and 2006, income from operations also included net gains from condominium sales activities at newly developed and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with pre-sale condominium communities and condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Condominium revenues	$30,501	$6,778	$61,592	$25,241
Condominium costs and expenses	(25,440)	(5,167)	(49,324)	(15,219)

Gains (losses) on sales of condominiums, net	$5,061	$1,611	$12,268	$10,022

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2007, income from discontinued operations included the results of operations of three apartment communities classified as held for sale during the third quarter of 2007, one apartment community through its sale date in March 2007 and one condominium conversion community through its sell out date in February 2007. For the three and nine months ended September 30, 2006, income from discontinued operations included the results of operations of the three apartment communities classified as held for sale at September 30, 2007, the apartment community and the condominium conversion community sold in 2007 and three apartment communities sold in 2006 through their sale dates.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousansd, except per share and apartment unit data)
The revenues and expenses of these communities for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Rental	$2,120	$4,805	$6,691	$16,211
Other property revenues	175	490	525	1,602

Total revenues	2,295	5,295	7,216	17,813

Expenses
Property operating and maintenance (exclusive of items shown separately below)	948	2,223	3,009	7,067
Depreciation	148	698	979	2,866
Interest	392	951	1,172	3,512

Total expenses	1,488	3,872	5,160	13,445

Income from discontinued property operations before minority interest	807	1,423	2,056	4,368
Minority interest	(12)	(23)	(30)	(88)

Income from discontinued property operations	$795	$1,400	$2,026	$4,280

For the nine months ended September 30, 2007, the Company recognized net gains in discontinued operations of $16,974 ($16,714 net of minority interest) from the sale of one community, containing 182 units. This sale generated net proceeds of approximately $23,741. For the three and nine months ended September 30, 2006, the Company recognized net gains in discontinued operations of $28,120 ($27,555 net of minority interest) from the sale of one community, containing 696 units. The sale generated net proceeds of $116,876, including $40,000 of secured debt assumed by the purchaser.

For the three months ended September 30, 2007, the Company recorded additional condominium gains of $311 resulting from the adjustment of unused warranty accruals from condominium communities sold out in prior years. For nine months ended September 30, 2007 and for the three and nine months ended September 30, 2006, gains on sales of real estate assets included in discontinued operations also included net gains from condominium sales at one condominium conversion community that sold out in the first quarter of 2007. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Condominium revenues	$—	$504	$560	$7,022
Condominium costs and expenses	311	(558)	(70)	(6,685)

Gains (losses) on condominium sales, before minority interest	311	(54)	490	337
Minority interest	(4)	2	(7)	(7)

Gains (losses) on condominium sales, net of minority interest	$307	$(52)	$483	$330

3. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Apartment and Condominium Conversion Communities

At September 30, 2007, the Company holds investments in five individual limited liability companies (the “Property LLCs”) with institutional investors. Three of the Property LLCs own apartment communities. A fourth Property LLC completed the sell-out of a condominium conversion community, initially consisting of 121 units, during the third quarter of 2007, and the fifth Property LLC commenced construction during the third quarter of 2007 of a mixed-use development, consisting of for-sale condominiums and Class A office space. The Company holds a 35% equity interest in two Property LLCs, each owning one apartment community, and the Property LLC that completed the condominium conversion and sale process. The Company holds a 25% interest in one Property LLC owning two apartment communities, and a 50% interest in the condominium portion of the Property LLC developing the mixed-use project.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
The Company’s investment in the 25% owned Property LLC resulted from the transfer of two previously owned apartment communities to the Property LLC co-owned with an institutional investor in May 2007. The assets, liabilities and members’ equity of the Property LLC were recorded at fair value based on agreed-upon amounts contributed to the venture. At September 30, 2007, the Company’s investment in the 25% owned Property LLC reflects a credit investment of $9,951 resulting primarily from distributions of financing proceeds in excess of the Company’s historical cost investment. The credit investment is reflected in consolidated liabilities on the Company’s consolidated balance sheet.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. At September 30, 2007, the Company’s investment in these Property LLCs totaled $22,707, excluding the credit investment discussed above. The excess of the Company’s investment over its equity in the underlying net assets of certain Property LLCs was approximately $5,234 at September 30, 2007. This excess investment is being amortized as a reduction of earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (property and asset management) to the Property LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

	September 30,	December 31,
Balance Sheet Data	2007	2006
Real estate assets, net of accumulated depreciation of $13,841 and $11,039, respectively	$255,900	$93,614
Assets held for sale, net	—	3,027
Cash and other	5,628	4,067

Total assets	$261,528	$100,708

Mortgage/construction notes payable	$161,274	$66,998
Other liabilities	5,303	1,107

Total liabilities	166,577	68,105
Members’ equity	94,951	32,603

Total liabilities and members’ equity	$261,528	$100,708

Company’s equity investment in Property LLCs	$12,756	$16,883

	Three months ended		Nine months ended
	September 30,		September 30,
Income Statement Data	2007	2006	2007	2006
Revenues
Rental	$5,450	$2,859	$12,406	$5,648
Other property revenues	372	212	851	422
Other	45	32	82	56

Total revenues	5,867	3,103	13,339	6,126

Expenses
Property operating and maintenance	2,279	928	4,837	1,913
Depreciation and amortization	1,920	661	3,861	1,320
Interest	1,921	688	3,941	1,376

Total expenses	6,120	2,277	12,639	4,609

Income from continuing operations	(253)	826	700	1,517

Discontinued operations
Income (loss) from discontinued operations	4	(120)	34	(283)
Gains on sales of real estate assets, net	41	502	817	899

Income from discontinued operations	45	382	851	616

Net income	$(208)	$1,208	$1,551	$2,133

Company’s share of net income	$402	$527	$1,216	$1,251

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
For the three and nine months ended September 30, 2007 and 2006, gains on real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Condominium revenues	$260	$5,138	$4,592	$9,224
Condominium costs and expenses	(219)	(4,636)	(3,775)	(8,325)

Gains on condominium sales, net	$41	$502	$817	$899

At September 30, 2007, mortgage/construction notes payable include a $49,997 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in 2008. Another mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04% requires interest only payments and matures in 2008. Two additional mortgage notes entered into in conjunction with the formation of the 25% owned Property LLC in May 2007 totaling $85,723 bear interest at 5.63%, require interest only payments and mature in 2017. In July 2007, the Property LLC constructing the mixed-use development entered into a construction loan facility with an aggregate capacity of $187,128. At September 30, 2007, the construction loan had an outstanding balance of $8,554, bears interest at LIBOR plus 1.35% and matures in 2011.

4.	INDEBTEDNESS

At September 30, 2007 and December 31, 2006, the Company’s indebtedness consisted of the following:

	Payment		Maturity	September 30,	December 31,
Description	Terms	Interest Rate	Date	2007	2006
Senior Unsecured Notes	Int.	5.13% - 7.70%	2007-2013	$535,000	$560,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575%(1)	2010	240,000	95,000
Cash Management Line	N/A	LIBOR + 0.575%	2010	18,647	13,913

				258,647	108,913

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15%(2)	2029	94,000	95,600
Other	Prin. and Int.	4.27% - 6.50%	2007-2013	173,452	259,371

				267,452	354,971

Tax-Exempt Floating Rate
Secured Bonds	Int.	3.86%(3)	2025	9,895	9,895

Total				$1,070,994	$1,033,779

(1)	Represents stated rate. At September 30, 2007, the weighted average interest rate was 5.56%.

(2)	Interest rate is fixed at 6.15%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at September 30, 2007 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2007	$671
2008	5,230
2009	76,618
2010	447,375	(1)
2011	141,831
Thereafter	399,269

	$1,070,994

(1)	Includes outstanding balances on lines of credit totaling $258,647.
Debt retirements

In July 2007, the Company repaid $83,132 of secured mortgage notes with interest rates ranging from 6.29% to 7.69%, from borrowings under its unsecured line of credit. These mortgage notes were scheduled to mature in October 2007.

Unsecured Lines of Credit

At September 30, 2007, the Company utilizes a $450,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At September 30, 2007, the Company had issued letters of credit to third parties totaling $1,350 under this facility.

Additionally, at September 30, 2007, the Company had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

In November 2007, the Company amended its Syndicated Line to increase the borrowing capacity to $600,000. The pricing terms and the maturity date of the Syndicated Line remained unchanged. The amended Syndicated Line continues to contain customary representations, covenants and events of default, certain of which were modified in conjunction with the expansion of the credit facility.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
5.	SHAREHOLDERS’ EQUITY

Computation of Earnings Per Common Share

For the three and nine months ended September 30, 2007 and 2006, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$9,947	$7,019	$80,234	$22,542
Less: Preferred stock dividends	(1,909)	(1,909)	(5,728)	(5,728)

Income from continuing operations available to common shareholders	$8,038	$5,110	$74,506	$16,814

Common shares (denominator):
Weighted average shares outstanding — basic	43,524	43,137	43,452	42,616
Dilutive shares from stock options and awards	577	818	714	771

Weighted average shares outstanding — diluted	44,101	43,955	44,166	43,387

For the three and nine months ended September 30, 2007, stock options to purchase 216 and 194 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as these stock options and awards were antidilutive. For the three and nine months ended September 30, 2006, there were no antidilutive securities.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2007, the Company had an outstanding interest rate swap agreement with a notional value of approximately $93,890 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Company’s FNMA variable rate debt. This swap was entered into following the termination of a prior swap arrangement that became ineffective under generally accepted accounting principles (SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended) in the first quarter of 2006. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. At September 30, 2007, the fair value of the interest rate swap agreement represented a liability of $1,227, and the liability was included in consolidated liabilities in the accompanying consolidated balance sheet. The change in the value of this cash flow hedge was recorded as a change in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet.

In early 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through the April 2006 termination of the swap was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $280 and $281 for the three months ended and $842 and $834 for the nine months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, the Company had outstanding an interest rate cap agreement with a financial institution with a notional value of $28,495. Through mid-December 2006, this interest rate cap agreement was a cash flow hedge that provided a fixed interest ceiling at 5% for the Company’s variable rate, tax-exempt borrowings. As a result of the repayment of tax-exempt indebtedness in December 2006, the portion of this interest rate cap arrangement with a notional amount of $18,600 associated with this indebtedness became ineffective for accounting purposes. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements for outstanding tax-exempt borrowings of $9,895 at September 30, 2007. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. The change in fair value of the ineffective portion of the arrangement is included in the statement of operations. Such amount was not material in the three and nine months ended September 30, 2007. At September 30, 2007, the difference between the amortized costs of the cash flow hedge associated with the $9,895 tax-exempt borrowings and its $0 fair value is included in accumulated other comprehensive

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
income (loss), a shareholders’ equity account. The original cost of $126 of the remaining cash flow hedge is being amortized to expense over the five-year term.

A summary of comprehensive income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$11,049	$35,801	$99,457	$54,586
Change in derivatives, net of minority interest (1)	(887)	(1,045)	224	172

Comprehensive income	$10,162	$34,756	$99,681	$54,758

(1)	The change in derivatives balance includes an adjustment of $280 ($278 net of minority interest) and $281 ($275 net of minority interest) for the three months and $842 ($832 net of minority interest) and $834 ($817 net of minority interest) for the nine months ended September 30, 2007 and 2006, respectively, for amortized swap costs included in net income.
7.	SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2006. The segment information for the three and nine months ended September 30, 2006 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold in 2007 and 2006 to discontinued operations under SFAS No. 144 (see note 2).
•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under development, rehabilitation and lease-up during the period.

•	Condominium conversion and other communities – those portions of existing apartment communities being converted into condominiums and other communities converted, or expected to be converted, to joint venture ownership that are reflected in continuing operations.

•	Acquired communities – those communities acquired in the current or prior year.
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

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2007 and 2006. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Fully stabilized communities	$62,262	$59,473	$182,717	$174,338
Development, rehabilitation and lease-up communities	4,142	2,202	10,480	7,168
Condominium conversion and other communities	1,625	4,174	8,409	13,243
Acquired communities	3,753	2,694	9,533	4,151
Other property segments	6,058	6,117	17,881	17,915
Other	171	49	416	200

Consolidated revenues	$78,011	$74,709	$229,436	$217,015

Contribution to Property Net Operating Income
Fully stabilized communities	$38,166	$36,488	$112,635	$107,410
Development, rehabilitation and lease-up communities	2,116	821	4,285	3,598
Condominium conversion and other communities	851	2,234	4,706	7,674
Acquired communities	2,217	1,559	5,647	2,223
Other property segments, including corporate management expenses	(1,224)	(1,267)	(4,648)	(4,171)

Consolidated property net operating income	42,126	39,835	122,625	116,734

Interest income	189	400	652	982
Other revenues	171	49	416	200
Minority interest in consolidated property partnerships	(585)	(85)	(1,416)	(177)
Depreciation	(16,638)	(16,554)	(49,910)	(48,874)
Interest expense	(12,831)	(13,465)	(38,850)	(39,732)
Amortization of deferred financing costs	(828)	(882)	(2,469)	(2,651)
General and administrative	(4,761)	(4,406)	(16,168)	(13,464)
Investment and development	(2,006)	(1,332)	(5,512)	(4,500)
Gains on sales of real estate assets, net	5,061	2,114	71,506	10,525
Equity in income of unconsolidated real estate entities	402	527	1,216	1,251
Other income (expense)	(262)	898	(784)	2,592
Minority interest of common unitholders	(91)	(80)	(1,072)	(344)

Income from continuing operations	9,947	7,019	80,234	22,542
Income from discontinued operations	1,102	28,782	19,223	32,044

Net income	$11,049	$35,801	$99,457	$54,586

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
8.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for the nine months ended September 30, 2007 and 2006:

	Nine months ended
	September 30,
	2007	2006
Accrued severance charges, beginning of period	$12,832	$14,325
Severance charges	283	—
Payments for period	(2,129)	(2,372)
Interest accretion	555	636

Accrued severance charges, end of period	$11,541	$12,589

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $8,659 and $7,061 for the nine months ended September 30, 2007 and 2006, respectively), aggregated $40,799 and $40,315 for the nine months ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007 and 2006, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,575 and $405, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2007 and 2006 were as follows:

For the nine months ended September 30, 2007 and 2006, the Company amortized approximately $842 ($832 net of minority interest) and $834 ($817 net of minority interest), respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the nine months ended September 30, 2007 the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $616 ($607, net of minority interest). For the nine months ended September 30, 2006, the Company’s derivative financial instruments accounted for as cash flow hedges decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $660 ($647 net of minority interest).

For the nine months ended September 30, 2007 and 2006, Common Units in the Operating Partnership totaling 96 and 697, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to minority interest for the impact of the Company’s employee stock purchase and stock options plans, decreased minority interest and increased shareholders’ equity in the amounts of $2,053 and $13,065 for the nine months ended September 30, 2007 and 2006, respectively.

The Operating Partnership committed to distribute $21,840 and $21,774 for the three months ended September 30, 2007 and 2006, respectively. As a result, the Company declared dividends of $21,566 and $21,456 for the three months ended September 30, 2007 and 2006, respectively. The remaining distributions from the Operating Partnership in the amount of $274 and $318 for the three months ended September 30, 2007 and 2006, respectively, are distributed to minority interest unitholders in the Operating Partnership.

For the nine months ended September 30, 2007 and 2006, the Company issued common shares for director compensation, totaling $394 and $355, respectively. These stock issuances were non-cash transactions.

During the nine months ended September 30, 2006, the Company sold an apartment community subject to $40,000 of mortgage debt assumed by the purchaser. This mortgage debt assumed by the purchaser was excluded from the cash flow statements as a non-cash transaction. During the nine months ended September 20, 2006, the Company acquired an apartment community for cash and the assumption of mortgage indebtedness totaling $41,394. The mortgage debt assumed by the Company was excluded from the statement of cash flow as a non-cash transaction.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
10.	STOCK-BASED COMPENSATION PLANS

Stock Compensation Plans

Effective January 1, 2006, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Company’s accounting for stock-based compensation. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense for the nine months ended September 30, 2006.

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At September 30, 2007, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,458.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	Nine months ended
	September 30,
	2007	2006
Dividend yield	3.8%	4.5%
Expected volatility	18.1%	17.5%
Risk-free interest rate	4.8%	4.3%
Expected option term (years)	5.0	5.0
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

For the nine months ended September 30, 2007 and 2006, the Company granted stock options to purchase 199 and 291 shares of Company common stock, respectively, to Company officers and directors, of which 28 and 50 shares, respectively, were granted to the Company’s non-executive chairman of the board. The Company recorded compensation expense related to stock options of $404 ($398 net of minority interest) and $300 ($295 net of minority interest) for the three months ended and $1,162 ($1,145 net of minority interest) and $807 ($791 net of minority interest) for the nine months ended September 30, 2007 and 2006, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
A summary of stock option activity under all plans for the nine months ended September 30, 2007 and 2006 is presented below:

	Nine months ended
	September 30,
	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,375	$33	3,534	$34
Granted	199	48	291	40
Exercised	(108)	36	(1,299)	36
Forfeited	(8)	41	(1)	37

Options outstanding, end of period	2,458	34	2,525	33

Options exercisable, end of period	1,774	33	1,595	33

Weighted-average fair value of options granted during the period	$7.22		$4.80

At September 30, 2007, there was $1,997 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $1,395 and $11,510, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at September 30, 2007 were $13,890, $11,114 and $13,644, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at September 30, 2007 were 5.6, 4.7 and 5.5 years, respectively. Stock options expected to vest at September 30, 2007 totaled 2,417 at a weighted average exercise price of approximately $34.02.

At September 30, 2007, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,387 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.17 and a weighted average remaining contractual life of 5.4 years. Of these outstanding options, 1,117 were exercisable at September 30, 2007 at a weighted average exercise price of $29.35. In addition, there were 1,070 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.32 and a weighted average remaining contractual life of 5.7 years. Of these outstanding options, 657 were exercisable at September 30, 2007 at a weighted average exercise price of $37.97.

For the nine months ended September 30, 2007 and 2006, the Company granted 49 and 39 shares of restricted stock, respectively, to Company officers and directors, of which 4 and 5 shares, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the nine months ended September 30, 2007 and 2006 was $48.15 and $40.27, respectively, per share. The total value of the restricted share grants for the nine months ended September 30, 2007 and 2006 was $2,371 and $1,581, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $644 ($634 net of minority interest) and $455 ($447 net of minority interest) for the three months ended and $1,748 ($1,723 net of minority interest) and $1,181 ($1,157 net of minority interest) for the nine months ended September 30, 2007 and 2006, respectively.

A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2007 and 2006 is presented below:

		Nine months ended
	September 30,
	2007		2006
		Weighted Average		Weighted Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning or period	125	$31	140	$28
Granted	49	48	39	40
Vested	(23)	28	(23)	27
Forfeited	(1)	42	—	—

Unvested shares, end of period	150	37	156	31

At September 30, 2007, there was $3,836 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of restricted shares vested for the nine months ended September 30, 2007 and 2006 was $1,185 and $1,068, respectively.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005, and the maximum number of shares issuable is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $40 and $40 for the three months ended and $162 and $141 for the nine months ended September 30, 2007 and 2006, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries (“TRS”) assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense as well as interest and penalties. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and September 30, 2007, the Company had unrecognized tax benefits of approximately $800 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS related to the amortization of certain intangible assets. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and nine months ended September 30, 2007 and at September 30, 2007 were not material to the Company’s results of operations, cash flows or financial position.

The Company utilizes the TRS to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) activities and other services for third parties. These TRS are subject to federal and state income taxes. As of December 31, 2006, the Company’s TRS had fully utilized their consolidated net operating loss carryforward from prior years. For 2007, the TRS expect to generate estimated current taxes payable of approximately $800, primarily resulting from current period condominium sales and other temporary differences related to these condominium sales activities. For the three and nine months ended September 30, 2007, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable is expected to be fully offset by deferred tax benefits.

The TRS net deferred tax assets, excluding the amounts expected to be recognized in 2007, of approximately $3,700, were fully offset by valuation allowances. The tax benefits associated with the unrecognized deferred tax assets may be recognized in future periods should the TRS generate sufficient taxable income or should the TRS determine that it is more likely than not that the related deferred tax assets are realizable.

For the three and nine months ended September 30, 2006, the TRSs’ recorded no income tax expense (benefit) due to the existence of income tax net operating taxable loss carryforwards and other unrecognized deferred tax assets during the periods.

The Company and its subsidiaries’ (including the TRS) income tax returns are subject to examination by federal and state tax jurisdictions for years 2004 through 2006. Net income tax loss carryforwards and other tax attributes generated in years prior to 2004 are also subject to challenge in any examination of the 2004 to 2006 tax years.

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2006 are included in the footnotes to the Company’s audited financial statements included in the Company’s Form 10-K. Other than the activity discussed above relating to condominium activities for the three and nine months ended September 30, 2007, there were no material changes to the components of deferred tax assets and liabilities at September 30, 2007.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)
12.	LEGAL PROCEEDINGS

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is being conducted by both parties. On October 29, 2007, the court granted, in part, ERC’s motion to amend the scheduling order and expand the time permitted for discovery and filing of dispositive motions. As a result, the cutoff for fact discovery has been extended to February 29, 2008 with the end of all briefing on dispositive motions set for August 11, 2008. No trial date has been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

13.	OTHER INCOME (EXPENSE)

For the three and nine months ended September 30, 2007, other expenses included estimated state franchise and other taxes. Franchise taxes are associated with new margin-based taxes in Texas that are effective in 2007. For the nine months ended September 30, 2006, one of the Company’s derivative financial instruments, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, the net increase in the market value of this derivative prior to its termination in April 2006 totaling $1,655 for the nine months ended September 30, 2006, respectively, was recognized in other income.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Real estate assets
Land	$275,235	$278,448
Building and improvements	1,859,323	1,821,123
Furniture, fixtures and equipment	203,167	204,318
Construction in progress	81,377	135,428
Land held for future development	186,698	92,800

	2,605,800	2,532,117
Less: accumulated depreciation	(555,440)	(547,477)
For-sale condominiums	44,513	28,295
Assets held for sale, net of accumulated depreciation of $21,744 and $4,035 at September 30, 2007 and December 31, 2006, respectively	45,807	15,645

Total real estate assets	2,140,680	2,028,580
Investments in and advances to unconsolidated real estate entities	22,707	32,794
Cash and cash equivalents	2,643	3,663
Restricted cash	3,595	5,203
Deferred charges, net	10,489	12,400
Other assets	39,210	34,007

Total assets	$2,219,324	$2,116,647

Liabilities and partners’ equity
Indebtedness, including $9,895 and $0 of debt secured by assets held for sale at September 30, 2007 and December 31, 2006, respectively	$1,070,994	$1,033,779
Accounts payable and accrued expenses	90,944	75,403
Distribution payable	21,840	19,886
Accrued interest payable	12,767	4,885
Security deposits and prepaid rents	8,967	9,915

Total liabilities	1,205,512	1,143,868

Minority interests in consolidated real estate entities	3,496	2,268

Commitments and contingencies
Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	10,737	10,341
Limited partner	907,893	868,711
Accumulated other comprehensive income (loss)	(3,314)	(3,541)
Total partners’ equity	1,010,316	970,511

Total liabilities and partners’ equity	$2,219,324	$2,116,647

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Rental	$73,595	$70,217	$216,834	$204,355
Other property revenues	4,245	4,443	12,186	12,460
Other	171	49	416	200

Total revenues	78,011	74,709	229,436	217,015

Expenses
Property operating and maintenance (exclusive of items shown separately below)	35,714	34,825	106,395	100,081
Depreciation	16,638	16,554	49,910	48,874
General and administrative	4,761	4,406	16,168	13,464
Investment and development	2,006	1,332	5,512	4,500

Total expenses	59,119	57,117	177,985	166,919

Operating income	18,892	17,592	51,451	50,096

Interest income	189	400	652	982
Interest expense	(12,831)	(13,465)	(38,850)	(39,732)
Amortization of deferred financing costs	(828)	(882)	(2,469)	(2,651)
Gains on sales of real estate assets, net	5,061	2,114	71,506	10,525
Equity in income of unconsolidated real estate entities	402	527	1,216	1,251
Other income (expense)	(262)	898	(784)	2,592
Minority interest in consolidated property partnerships	(585)	(85)	(1,416)	(177)

Income from continuing operations	10,038	7,099	81,306	22,886

Discontinued operations
Income from discontinued property operations	807	1,423	2,056	4,368
Gains on sales of real estate assets	311	28,066	17,464	28,457
Loss on early extinguishment of indebtedness	—	(123)	—	(123)

Income from discontinued operations	1,118	29,366	19,520	32,702

Net income	11,156	36,465	100,826	55,588
Distributions to preferred unitholders	(1,909)	(1,909)	(5,728)	(5,728)

Net income available to common unitholders	$9,247	$34,556	$95,098	$49,860

Per common unit data — Basic
Income from continuing operations (net of preferred distributions)	$0.18	$0.12	$1.71	$0.39
Income from discontinued operations	0.03	0.67	0.44	0.75

Net income available to common unitholders	$0.21	$0.79	$2.16	$1.15

Weighted average common units outstanding — basic	44,133	43,845	44,087	43,492

Per common unit data — Diluted
Income from continuing operations (net of preferred distributions)	$0.18	$0.12	$1.69	$0.39
Income from discontinued operations	0.03	0.66	0.44	0.74

Net income available to common unitholders	$0.21	$0.77	$2.12	$1.13

Weighted average common units outstanding — diluted	44,709	44,663	44,801	44,263

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common Units		Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2006	$95,000	$10,341	$868,711	$(3,541)	$970,511
Comprehensive income
Net income	5,728	951	94,147	—	100,826
Net change in derivative value	—	—	—	227	227

Total comprehensive income					101,053
Contributions from the Company related to employee stock purchase, stock option and other plans	—	49	4,815	—	4,864
Equity-based compensation	—	31	3,041	—	3,072
Purchase of common units	—	(37)	(3,657)	—	(3,694)
Distributions to preferred unitholders	(5,728)	—	—	—	(5,728)
Distributions to common unitholders ($1.35 per unit)	—	(598)	(59,164)	—	(59,762)

Partners’ Equity, September 30, 2007	$95,000	$10,737	$907,893	$(3,314)	$1,010,316

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$100,826	$55,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,889	51,740
Amortization of deferred financing costs	2,469	2,651
Minority interest in consolidated entities	1,416	177
Gains on sales of real estate assets	(88,969)	(38,983)
Other expense (income)	842	(1,719)
Equity in income of unconsolidated entities	(1,216)	(1,251)
Distributions of earnings of unconsolidated entities	1,838	1,775
Deferred compensation	394	465
Equity-based compensation	3,072	2,129
Loss on early extinguishment of debt	—	123
Changes in assets, (increase) decrease in:
Other assets	(3,891)	(2,532)
Deferred charges	(139)	(114)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	7,882	9,370
Accounts payable and accrued expenses	2,141	2,538
Security deposits and prepaid rents	660	488

Net cash provided by operating activities	78,214	82,445

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(227,402)	(185,053)
Net proceeds from sales of real estate assets	182,231	111,471
Proceeds from sale of other investments	—	898
Capitalized interest	(8,659)	(7,061)
Annually recurring capital expenditures	(8,815)	(9,143)
Periodically recurring capital expenditures	(5,623)	(4,446)
Community rehabilitation and other revenue generating capital expenditures	(10,646)	(6,490)
Corporate additions and improvements	(1,932)	(2,923)
Distributions from unconsolidated entities	25,788	(3,384)
Note receivable collections and other investments	837	1,234

Net cash used in investing activities	(54,221)	(104,897)

Cash Flows From Financing Activities
Payments on indebtedness	(112,159)	(55,142)
Proceeds from indebtedness	—	190,000
Lines of credit proceeds, net	149,734	(92,426)
Payments of financing costs	(257)	(3,960)
Redemption of common units	(3,694)	—
Contributions from the Company related to employee stock purchase and stock option plans	4,470	46,679
Capital contributions of minority interests	429	(1,183)
Distributions to common unitholders	(59,717)	(58,721)
Distributions to preferred unitholders	(3,819)	(3,819)

Net cash provided by (used in) financing activities	(25,013)	21,428

Net decrease in cash and cash equivalents	(1,020)	(1,024)
Cash and cash equivalents, beginning of period	3,663	6,410

Cash and cash equivalents, end of period	$2,643	$5,386

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
At September 30, 2007, the Company owned 98.6% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 98.6% and 98.4% for the three months and 98.6% and 98.0% for the nine months ended September 30, 2007 and 2006, respectively. Common Units held by persons other than the Company represented a 1.4% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.
At October 31, 2007, the Operating Partnership owned 22,478 apartment units in 63 apartment communities, including 1,351 apartment units in four communities held in unconsolidated entities and 1,746 apartment units in five communities (and the expansion of one community) currently under construction and/or in lease-up. The Operating Partnership is also developing 367 for-sale condominium homes (including 137 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At September 30, 2007, approximately 43.2%, 18.7%, 12.0% and 9.6% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.
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
Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.
The accompanying unaudited consolidated financial statements include the consolidated accounts of the Operating Partnership and their wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, the primary beneficiary is required to consolidate a variable interest entity (“VIE”) for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities. Accordingly, the Operating Partnership’s share of the net earnings or losses of entities accounted for using the equity method is included in consolidated net income. All significant inter-company accounts and

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.
Certain 2006 amounts have been reclassified to conform to the current year’s financial statement presentation.
Revenue Recognition
Residential properties are leased under operating leases with terms of generally one year. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. Under the terms of residential leases, the residents of the Operating Partnership’s residential communities are obligated to reimburse the Operating Partnership for certain utility usage, water and electricity (at selected properties), where the Operating Partnership is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.
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
For newly developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total projects costs for each condominium unit under a binding real estate contract. As of September 30, 2007, no condominium projects are accounted for under the Percentage of Completion Method.
In November 2006 the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Operating Partnership’s above stated Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. As discussed above, the Operating Partnership accounts for condominium sales using similar criteria to those stated in EITF No. 06-8. As a result, the Operating Partnership does not expect that the adoption of EITF No. 06-8 will have a material impact on the Operating Partnership’s financial position or results of operations.
Recently Issued and Adopted Accounting Pronouncements
FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Operating Partnership’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria were required to be adjusted on the implementation date. Additionally, FIN 48 requires additional disclosure regarding the nature and

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
amount of uncertain tax positions, if any. The Operating Partnership adopted FIN 48 on January 1, 2007, and the adoption did not have a material impact on the Operating Partnership’s financial position and results of operations (see note 11).
SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value is also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Operating Partnership does not expect that the adoption of SFAS No. 157 will have a material impact on the Operating Partnership’s financial position and results of operations.
2.	REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY
Acquisitions
In July 2007, the Operating Partnership acquired an apartment community, containing 350 units, in Orlando, Florida for approximately $75,500, including closing costs. Additionally, the Operating Partnership plans to spend approximately $1,250 to improve the community. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.
Dispositions
The Operating Partnership classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. At September 30, 2007, the Operating Partnership had three apartment communities, containing 768 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $45,807, which represents the lower of their depreciated cost or fair value less costs to sell. At September 30, 2007, the Operating Partnership also had portions of two communities being converted to condominiums, originally containing 349 units, and certain completed condominium units at newly developed condominium communities totaling $44,513 classified as for-sale condominiums on the accompanying consolidated balance sheet.
In May 2007, the Operating Partnership transferred two operating apartment communities to a newly formed unconsolidated entity in which the Operating Partnership retained a 25% non-controlling interest, for aggregate proceeds of approximately $89,351. This transaction resulted in a gain on sale of real estate in continuing operations totaling approximately $55,300 for nine months ended September 30, 2007. Additionally, the unconsolidated entity obtained mortgage financing secured by the apartment communities totaling approximately $85,723, of which approximately $21,431 was distributed to the Operating Partnership. For nine months ended September 30, 2007, gains on sales of real estate assets in continuing operations also included gains of $3,938 on the sale of land sites. For the nine months ended September 30, 2006, gains on sales of real estate assets in continuing operations included a gain of $503 on the sale of a land site.
For the three and nine months ended September 30, 2007 and 2006, income from operations also included net gains from condominium sales activities at newly developed and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed certain sales and marketing costs associated with pre-sale condominium communities and condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Condominium revenues	$30,501	$6,778	$61,592	$25,241
Condominium costs and expenses	(25,440)	(5,167)	(49,324)	(15,219)

Gains (losses) on sales of condominiums, net	$5,061	$1,611	$12,268	$10,022

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2007, income from discontinued operations included the results of operations of three apartment communities classified as held for sale during the third quarter of 2007, one apartment community through its sale date in March 2007 and one condominium conversion community through its sell out date in February 2007. For the three and nine months ended September 30, 2006, income from discontinued operations included the results of operations of the three apartment communities classified as held for sale at September 30, 2007, the apartment community and the condominium conversion community sold in 2007 and three apartment communities sold in 2006 through their sale dates.
The revenues and expenses of these communities for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Rental	$2,120	$4,805	$6,691	$16,211
Other property revenues	175	490	525	1,602

Total revenues	2,295	5,295	7,216	17,813

Expenses
Property operating and maintenance (exclusive of items shown separately below)	948	2,223	3,009	7,067
Depreciation	148	698	979	2,866
Interest	392	951	1,172	3,512

Total expenses	1,488	3,872	5,160	13,445

Income from discontinued property operations	$807	$1,423	$2,056	$4,368

For the nine months ended September 30, 2007, the Operating Partnership recognized net gains in discontinued operations of $16,974 from the sale of one community, containing 182 units. This sale generated net proceeds of approximately $23,741. For the three and nine months ended September 30, 2006, the Operating Partnership recognized net gains in discontinued operations of $28,120 from the sale of one community, containing 696 units. The sale generated net proceeds of $116,876, including $40,000 of secured debt assumed by the purchaser.
For the three months ended September 30, 2007, the Operating Partnership recorded additional condominium gains of $311 resulting from the adjustment of unused warranty accruals from condominium communities sold out in prior years. For nine months ended September 30, 2007 and for the three and nine months ended September 30, 2006, gains on sales of real estate assets included in discontinued operations also included net gains from condominium sales at one condominium conversion community that sold out in the first quarter of 2007. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Condominium revenues	$—	$504	$560	$7,022
Condominium costs and expenses	311	(558)	(70)	(6,685)

Gains (losses) on condominium sales	$311	$(54)	$490	$337

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Apartment and Condominium Conversion Communities
At September 30, 2007, the Operating Partnership holds investments in five individual limited liability companies (the “Property LLCs”) with institutional investors. Three of the Property LLCs own apartment communities. A fourth Property LLC completed the sell-out of a condominium conversion community, initially consisting of 121 units, during the third quarter of 2007, and the fifth Property LLC commenced construction during the third quarter of 2007 of a mixed-use development, consisting of for-sale

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
condominiums and Class A office space. The Operating Partnership holds a 35% equity interest in two Property LLCs, each owning one apartment community, and the Property LLC that completed the condominium conversion and sale process. The Operating Partnership holds a 25% interest in one Property LLC owning two apartment communities, and a 50% interest in the condominium portion of the Property LLC developing the mixed-use project.
The Operating Partnership’s investment in the 25% owned Property LLC resulted from the transfer of two previously owned apartment communities to the Property LLC co-owned with an institutional investor in May 2007. The assets, liabilities and members’ equity of the Property LLC were recorded at fair value based on agreed-upon amounts contributed to the venture. At September 30, 2007, the Operating Partnership’s investment in the 25% owned Property LLC reflects a credit investment of $9,951 resulting primarily from distributions of financing proceeds in excess of the Operating Partnership’s historical cost investment. The credit investment is reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet.
The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. At September 30, 2007, the Operating Partnership’s investment in these Property LLCs totaled $22,707, excluding the credit investment discussed above. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Property LLCs was approximately $5,234 at September 30, 2007. This excess investment is being amortized as a reduction of earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (property and asset management) to the Property LLCs for which it earns fees.
The operating results of the Operating Partnership include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

	September 30,	December 31,
Balance Sheet Data	2007	2006
Real estate assets, net of accumulated depreciation of $13,841 and $11,039, respectively	$255,900	$93,614
Assets held for sale, net	—	3,027
Cash and other	5,628	4,067

Total assets	$261,528	$100,708

Mortgage/construction notes payable	$161,274	$66,998
Other liabilities	5,303	1,107

Total liabilities	166,577	68,105
Members’ equity	94,951	32,603

Total liabilities and members’ equity	$261,528	$100,708

Operating Partnership’s equity investment in Property LLCs	$12,756	$16,883

	Three months ended		Nine months ended
	September 30,		September 30,
Income Statement Data	2007	2006	2007	2006
Revenues
Rental	$5,450	$2,859	$12,406	$5,648
Other property revenues	372	212	851	422
Other	45	32	82	56

Total revenues	5,867	3,103	13,339	6,126

Expenses
Property operating and maintenance	2,279	928	4,837	1,913
Depreciation and amortization	1,920	661	3,861	1,320
Interest	1,921	688	3,941	1,376

Total expenses	6,120	2,277	12,639	4,609

Income from continuing operations	(253)	826	700	1,517

Discontinued operations
Income (loss) from discontinued operations	4	(120)	34	(283)
Gains on sales of real estate assets, net	41	502	817	899

Income from discontinued operations	45	382	851	616

Net income	$(208)	$1,208	$1,551	$2,133

Operating Partnership’s share of net income	$402	$527	$1,216	$1,251

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
For the three and nine months ended September 30, 2007 and 2006, gains on real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Condominium revenues	$260	$5,138	$4,592	$9,224
Condominium costs and expenses	(219)	(4,636)	(3,775)	(8,325)

Gains on condominium sales, net	$41	$502	$817	$899

At September 30, 2007, mortgage/construction notes payable include a $49,997 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in 2008. Another mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04% requires interest only payments and matures in 2008. Two additional mortgage notes entered into in conjunction with the formation of the 25% owned Property LLC in May 2007 totaling $85,723 bear interest at 5.63%, require interest only payments and mature in 2017. In July 2007, the Property LLC constructing the mixed-use development entered into a construction loan facility with an aggregate capacity of $187,128. At September 30, 2007, the construction loan had an outstanding balance of $8,554, bears interest at LIBOR plus 1.35% and matures in 2011.
4. INDEBTEDNESS
At September 30, 2007 and December 31, 2006, the Operating Partnership’s indebtedness consisted of the following:

	Payment		Maturity	September 30,	December 31,
Description	Terms	Interest Rate	Date	2007	2006
Senior Unsecured Notes	Int.	5.13% - 7.70%	2007-2013	$535,000	$560,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575%(1)	2010	240,000	95,000
Cash Management Line	N/A	LIBOR + 0.575%	2010	18,647	13,913

				258,647	108,913

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15%(2)	2029	94,000	95,600
Other	Prin. and Int.	4.27% - 6.50%	2007-2013	173,452	259,371

				267,452	354,971

Tax-Exempt Floating Rate
Secured Bonds	Int.	3.86%(3)	2025	9,895	9,895

Total				$1,070,994	$1,033,779

(1)	Represents stated rate. At September 30, 2007, the weighted average interest rate was 5.56%.

(2)	Interest rate is fixed at 6.15%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at September 30, 2007 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Debt maturities
The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2007	$671
2008	5,230
2009	76,618
2010	447,375	(1)
2011	141,831
Thereafter	399,269

	$1,070,994

(1)	Includes outstanding balances on lines of credit totaling $258,647.
Debt retirements
In July 2007, the Operating Partnership repaid $83,132 of secured mortgage notes with interest rates ranging from 6.29% to 7.69%, from borrowings under its unsecured line of credit. These mortgage notes were scheduled to mature in October 2007.
Unsecured Lines of Credit
At September 30, 2007, the Operating Partnership utilizes a $450,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At September 30, 2007, the Operating Partnership had issued letters of credit to third parties totaling $1,350 under this facility.
Additionally, at September 30, 2007, the Operating Partnership had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.
In November 2007, the Operating Partnership amended its Syndicated Line to increase the borrowing capacity to $600,000. The pricing terms and the maturity date of the Syndicated Line remained unchanged. The amended Syndicated Line continues to contain customary representations, covenants and events of default, certain of which were modified in conjunction with the expansion of the credit facility.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
5. PARTNERS’ EQUITY
Computations of Earnings Per Common Unit
For the three and nine months ended September 30, 2007 and 2006, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$10,038	$7,099	$81,306	$22,886
Less: Preferred unit distributions	(1,909)	(1,909)	(5,728)	(5,728)

Income from continuing operations available to common unitholders	$8,129	$5,190	$75,578	$17,158

Common units (denominator):
Weighted average units outstanding — basic	44,133	43,845	44,087	43,492
Dilutive units from stock options and awards	576	818	714	771

Weighted average units outstanding — diluted	44,709	44,663	44,801	44,263

For the three and nine months ended September 30, 2007, stock options to purchase 216 and 194 shares of common stock, respectively, were excluded from the computation of diluted earnings per common unit as these stock options and awards were antidilutive. For the three and nine months ended September 30, 2006, there were no antidilutive securities.
6. DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2007, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $93,890 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Operating Partnership’s FNMA variable rate debt. This swap was entered into following the termination of a prior swap arrangement that became ineffective under generally accepted accounting principles (SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended) in the first quarter of 2006. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. At September 30, 2007, the fair value of the interest rate swap agreement represented a liability of $1,227, and the liability was included in consolidated liabilities in the accompanying consolidated balance sheet. The change in the value of this cash flow hedge was recorded as a change in accumulated other comprehensive income (loss), a partners’ equity account, in the accompanying consolidated balance sheet.
In early 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through the April 2006 termination of the swap was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Operating Partnership is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in partners’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $280 and $281 for the three months ended and $842 and $834 for the nine months ended September 30, 2007 and 2006, respectively.
At September 30, 2007, the Operating Partnership had outstanding an interest rate cap agreement with a financial institution with a notional value of $28,495. Through mid-December 2006, this interest rate cap agreement was a cash flow hedge that provided a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings. As a result of the repayment of tax-exempt indebtedness in December 2006, the portion of this interest rate cap arrangement with a notional amount of $18,600 associated with this indebtedness became ineffective for accounting purposes. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements for outstanding tax-exempt borrowings of $9,895 at September 30, 2007. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. The change in fair value of the ineffective portion of the arrangement is included in the statement of operations. Such amount

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
was not material in the three and nine months ended September 30, 2007. At September 30, 2007, the difference between the amortized costs of the cash flow hedge associated with the $9,895 tax-exempt borrowings and its $0 fair value is included in accumulated other comprehensive income (loss), a partners’ equity account. The original cost of $126 of the remaining cash flow hedge is being amortized to expense over the five-year term.
A summary of comprehensive income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$11,156	$36,465	$100,826	$55,588
Change in derivatives (1)	(901)	(1,069)	227	175

Comprehensive income	$10,255	$35,396	$101,053	$55,763

(1)	The change in derivatives balance includes an adjustment of $280 and $281 for the three months and $842 and $834 for the nine months ended September 30, 2007 and 2006, respectively, for amortized swap costs included in net income.
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
The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2006. The segment information for the three and nine months ended September 30, 2006 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold in 2007 and 2006 to discontinued operations under SFAS No. 144 (see note 2).
•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under development, rehabilitation and lease-up during the period.

•	Condominium conversion and other communities – those portions of existing apartment communities being converted into condominiums and other communities converted, or expected to be converted, to joint venture ownership that are reflected in continuing operations.

•	Acquired communities – those communities acquired in the current or prior year.
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
Segment Information
The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2007 and 2006. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Fully stabilized communities	$62,262	$59,473	$182,717	$174,338
Development, rehabilitation and lease-up communities	4,142	2,202	10,480	7,168
Condominium conversion and other communities	1,625	4,174	8,409	13,243
Acquired communities	3,753	2,694	9,533	4,151
Other property segments	6,058	6,117	17,881	17,915
Other	171	49	416	200

Consolidated revenues	$78,011	$74,709	$229,436	$217,015

Contribution to Property Net Operating Income
Fully stabilized communities	$38,166	$36,488	$112,635	$107,410
Development, rehabilitation and lease-up communities	2,116	821	4,285	3,598
Condominium conversion and other communities	851	2,234	4,706	7,674
Acquired communities	2,217	1,559	5,647	2,223
Other property segments, including corporate management expenses	(1,224)	(1,267)	(4,648)	(4,171)

Consolidated property net operating income	42,126	39,835	122,625	116,734

Interest income	189	400	652	982
Other revenues	171	49	416	200
Minority interest in consolidated property partnerships	(585)	(85)	(1,416)	(177)
Depreciation	(16,638)	(16,554)	(49,910)	(48,874)
Interest expense	(12,831)	(13,465)	(38,850)	(39,732)
Amortization of deferred financing costs	(828)	(882)	(2,469)	(2,651)
General and administrative	(4,761)	(4,406)	(16,168)	(13,464)
Investment and development	(2,006)	(1,332)	(5,512)	(4,500)
Gains on sales of real estate assets, net	5,061	2,114	71,506	10,525
Equity in income of unconsolidated real estate entities	402	527	1,216	1,251
Other income (expense)	(262)	898	(784)	2,592

Income from continuing operations	10,038	7,099	81,306	22,886
Income from discontinued operations	1,118	29,366	19,520	32,702

Net income	$11,156	$36,465	$100,826	$55,588

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
8. SEVERANCE COSTS
In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for the nine months ended September 30, 2007 and 2006:

	Nine months ended
	September 30,
	2007	2006
Accrued severance charges, beginning of period	$12,832	$14,325
Severance charges	283	—
Payments for period	(2,129)	(2,372)
Interest accretion	555	636

Accrued severance charges, end of period	$11,541	$12,589

9. SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid (including capitalized amounts of $8,659 and $7,061 for the nine months ended September 30, 2007 and 2006, respectively), aggregated $40,799 and $40,315 for the nine months ended September 30, 2007 and 2006, respectively.
For the nine months ended September 30, 2007 and 2006, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,575 and $405, respectively.
Non-cash investing and financing activities for the nine months ended September 30, 2007 and 2006 were as follows:
For the nine months ended September 30, 2007 and 2006, the Operating Partnership amortized approximately $842 and $834, respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the nine months ended September 30, 2007 the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in partner’s equity of $616. For the nine months ended September 30, 2006, the Operating Partnership’s derivative financial instruments accounted for as cash flow hedges decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partner’s equity of $660.
The Operating Partnership committed to distribute $21,840 and $21,774 for the three months ended September 30, 2007 and 2006, respectively.
For the nine months ended September 30, 2007 and 2006, the Company issued common shares for director compensation, totaling $394 and $355, respectively. These stock issuances were non-cash transactions. The Operating Partnership bears the compensation costs associated with the Company’s compensation plans. As such, the Operating Partnership issued common units to the Company in amounts equal to the above.
During the nine months ended September 30, 2006, the Operating Partnership sold an apartment community subject to $40,000 of mortgage debt assumed by the purchaser. This mortgage debt assumed by the purchaser was excluded from the cash flow statements as a non-cash transaction. During the nine months ended September 20, 2006, the Operating Partnership acquired an apartment community for cash and the assumption of mortgage indebtedness totaling $41,394. The mortgage debt assumed by the Operating Partnership was excluded from the statement of cash flow as a non-cash transaction.
10. EQUITY-BASED COMPENSATION PLANS
Equity Compensation Plans
As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership. Effective January 1, 2006, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures,

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
the adoption of SFAS 123R did not have a material impact on the Company’s accounting for stock-based compensation. The adoption of SFAS 123R did not have a material impact on the Company’s accounting for stock-based compensation. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense for the nine months ended September 30, 2006.
Incentive Stock Plans
Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At September 30, 2007, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,458.
Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	Nine months ended
	September 30,
	2007	2006
Dividend yield	3.8%	4.5%
Expected volatility	18.1%	17.5%
Risk-free interest rate	4.8%	4.3%
Expected option term (years)	5.0	5.0
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
For the nine months ended September 30, 2007 and 2006, the Company granted stock options to purchase 199 and 291 shares of Company common stock, respectively, to Company officers and directors, of which 28 and 50 shares, respectively, were granted to the Company’s non-executive chairman of the board. The Company recorded compensation expense related to stock options of $404 and $300 for the three months ended and $1,162 and $807 for the nine months ended September 30, 2007 and 2006, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
A summary of stock option activity under all plans for the nine months ended September 30, 2007 and 2006 is presented below:

	Nine months ended
	September 30,
	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,375	$ 33	3,534	$ 34
Granted	199	48	291	40
Exercised	(108)	36	(1,299)	36
Forfeited	(8)	41	(1)	37

Options outstanding, end of period	2,458	34	2,525	33

Options exercisable, end of period	1,774	33	1,595	33

Weighted-average fair value of options granted during the period	$7.22		$4.80

At September 30, 2007, there was $1,997 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $1,395 and $11,510, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at September 30, 2007 were $13,890, $11,114 and $13,644, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
September 30, 2007 were 5.6, 4.7 and 5.5 years, respectively. Stock options expected to vest at September 30, 2007 totaled 2,417 at a weighted average exercise price of approximately $34.02.
At September 30, 2007, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,387 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.17 and a weighted average remaining contractual life of 5.4 years. Of these outstanding options, 1,117 were exercisable at September 30, 2007 at a weighted average exercise price of $29.35. In addition, there were 1,070 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.32 and a weighted average remaining contractual life of 5.7 years. Of these outstanding options, 657 were exercisable at September 30, 2007 at a weighted average exercise price of $37.97.
For the nine months ended September 30, 2007 and 2006, the Company granted 49 and 39 shares of restricted stock, respectively, to Company officers and directors, of which 4 and 5 shares, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the nine months ended September 30, 2007 and 2006 was $48.15 and $40.27, respectively, per share. The total value of the restricted share grants for the nine months ended September 30, 2007 and 2006 was $2,371 and $1,581, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $644 and $455 for the three months ended and $1,748 and $1,181 for the nine months ended September 30, 2007 and 2006, respectively.
A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2007 and 2006 is presented below:

	Nine months ended
	September 30,
	2007		2006
		Weighted Average		Weighted Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning or period	125	$31	140	$28
Granted	49	48	39	40
Vested	(23)	28	(23)	27
Forfeited	(1)	42	—	—

Unvested shares, end of period	150	37	156	31

At September 30, 2007, there was $3,836 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of restricted shares vested for the nine months ended September 30, 2007 and 2006 was $1,185 and $1,068, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005, and the maximum number of shares issuable is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $40 and $40 for the three months ended and $162 and $141 for the nine months ended September 30, 2007 and 2006, respectively.

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
In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries (“TRS”) assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense as well as interest and penalties. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.
The Operating Partnership adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and September 30, 2007, the Operating Partnership had unrecognized tax benefits of approximately $800 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS related to the amortization of certain intangible assets. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and nine months ended September 30, 2007 and at September 30, 2007 were not material to the Operating Partnership’s results of operations, cash flows or financial position.
The Operating Partnership utilizes the TRS to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) activities and other services for third parties. These TRS are subject to federal and state income taxes. As of December 31, 2006, the Operating Partnership’s TRS had fully utilized their consolidated net operating loss carryforward from prior years. For 2007, the TRS expect to generate estimated current taxes payable of approximately $800, primarily resulting from current period condominium sales and other temporary differences related to these condominium sales activities. For the three and nine months ended September 30, 2007, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable is expected to be fully offset by deferred tax benefits.
The TRS net deferred tax assets, excluding the amounts expected to be recognized in 2007, of approximately $3,700, were fully offset by valuation allowances. The tax benefits associated with the unrecognized deferred tax assets may be recognized in future periods should the TRS generate sufficient taxable income or should the TRS determine that it is more likely than not that the related deferred tax assets are realizable.
For the three and nine months ended September 30, 2006, the TRS recorded no income tax expense (benefit) due to the existence of income tax net operating taxable loss carryforwards and other unrecognized deferred tax assets during the periods.
The Operating Partnership and its subsidiaries’ (including the TRS) income tax returns are subject to examination by federal and state tax jurisdictions for years 2004 through 2006. Net income tax loss carryforwards and other tax attributes generated in years prior to 2004 are also subject to challenge in any examination of the 2004 to 2006 tax years.
A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2006 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Operating Partnership’s Form 10-K. Other than the activity discussed above relating to condominium activities for the three and nine months ended September 30, 2007, there were no material changes to the components of deferred tax assets and liabilities at September 30, 2007.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
12. LEGAL PROCEEDINGS
In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is being conducted by both parties. On October 29, 2007, the court granted, in part, ERC’s motion to amend the scheduling order and expand the time permitted for discovery and filing of dispositive motions. As a result, the cutoff for fact discovery has been extended to February 29, 2008 with the end of all briefing on dispositive motions set for August 11, 2008. No trial date has been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.
The Operating Partnership is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Operating Partnership believes that any resolution of pending proceedings or liability to the Operating Partnership which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Operating Partnership’s results of operations or financial position.
13. OTHER INCOME (EXPENSE)
For the three and nine months ended September 30, 2007, other expenses included estimated state franchise and other taxes. Franchise taxes are associated with new margin-based taxes in Texas that are effective in 2007. For the nine months ended September 30, 2006, one of the Operating Partnership’s derivative financial instruments, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, the net increase in the market value of this derivative prior to its termination in April 2006 totaling $1,655 for the nine months ended September 30, 2006, respectively, was recognized in other income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At October 31, 2007, the Company owned 22,478 apartment units in 63 apartment communities, including 1,351 apartment units in four communities held in unconsolidated entities and 1,746 apartment units in five communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing 367 for-sale condominium homes in three communities (including 137 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At September 30, 2007, approximately 43.2%, 18.7%, 12.0% and 9.6% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.
The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.
At September 30, 2007, the Company owned approximately 98.6% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 1.4% common minority interest in the Operating Partnership.
During 2006 and 2007, the Company’s operating results have benefited from improved fundamentals in the multifamily apartment market, although the rate of growth has been moderating in 2007. This is evidenced by year over year increases in same store operating revenues and property net operating income (“NOI”) of 4.8% and 4.9%, respectively, for the first nine months of 2007, compared to 5.4% and 6.0%, respectively, for the full year of 2006. Some concerns have emerged recently relating to a slowdown in the overall U.S. housing market, attributable in part to continued concerns relating to the impact of rising mortgage delinquencies and tighter credit markets. The Company is forecasting continued moderation in the rate of growth of same store community revenues and NOI for the last quarter of 2007 as more fully discussed in the “Outlook” section below.
The Company has been active over the past several years repositioning its real estate portfolio and building its development and value creation capabilities centered upon its Southeast, Southwest and Mid-Atlantic regions. During this time, the Company has been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer met the Company’s growth objectives. The Company’s asset sales program has been consistent with its strategy of reducing its concentration in Atlanta, Georgia, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from its asset sales to strengthen its balance sheet, by reducing leverage, and reinvesting in assets that the Company believes demonstrate better growth potential.
In this regard, the Company acquired four apartment communities, consisting of 819 units, in 2006 of which one community is currently in lease-up as it was vacant upon acquisition. In July 2007, the Company acquired a 350-unit apartment community in Orlando, Florida, of which a portion of the community is currently in lease-up. In 2006, the Company grew its development activities with the start of 826 for-rent apartment projects in Atlanta, Georgia, Dallas, Texas and Tampa, Florida and the start of an 85 unit for-sale condominium project in Dallas, Texas. In 2007, the Company continued the growth of its development activities with the start of 565 for-rent apartment projects in Tampa, Florida and Dallas, Texas and the start of a 137 unit for-sale condominium project (in an unconsolidated entity) in Atlanta, Georgia. The Company expects to begin additional development projects by the end of 2008.
Additionally, the Company disposed of 182 and 1,340 apartment units in the first quarter of 2007 and in the full year of 2006, respectively, for aggregate gross proceeds of approximately $24,000 and $175,000 for the first quarter of 2007 and for the full year of 2006, respectively. In the second quarter of 2007, the Company transferred two communities, containing 806 apartment units, to a newly formed unconsolidated entity, in which the Company retained a 25% interest. The 75% interest in these communities effectively sold to the institutional partner generated gross proceeds of approximately $90,300. The Company currently expects to contribute a third community to this unconsolidated entity later in 2007. In the third quarter of 2007, the Company also classified

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
three additional apartment communities as held for sale and began actively marketing these communities. The Company may continue to sell certain apartment communities in future periods as part of an overall financing plan to fund continued development and acquisition activity.
In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. As a result, the Company launched a new for-sale brand, Post Preferred Homes™, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing apartment communities into upscale for-sale housing in several key markets. In total, the Company has converted five apartment communities since 2005, initially consisting of 731 units (including one held in a joint venture), into for-sale condominium homes. As of the end of the third quarter of 2007, three of these condominium conversion projects were sold out. The other two projects, consisting of a 206-unit project in Tampa, FL and a 143-unit in Houston, TX, had, on average, closed the sales of approximately 62% of their total units as of the end of the third quarter of 2007. In late 2006 and continuing into 2007, there was a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, tighter credit standards and a significant slow down in the residential housing market in the U.S. Further, in the third quarter of 2007, the turbulence in weakening credit markets accelerated, resulting in a further decline in for-sale housing markets. As a result, the pace of condominium closings slowed in the second half of 2006 and continued into the first nine months of 2007. It is likely that closings will continue to be slow at these communities for the remainder of 2007 and into 2008. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. As discussed in Note 1 to the consolidated financial statement contained herein, the Company uses the relative sales value method to allocate costs and recognize profits from condominium projects. This method requires the Company to estimate its total condominium projects costs and profits each period. Should the Company adjust its estimates regarding costs and profits expected to be realized from its condominium projects in future periods, the Company may recognize losses in subsequent periods to reduce estimated profits previously recorded or may recognize impairment losses if the carrying value of these assets is not deemed recoverable.
Beginning in the second quarter of 2007, the Company also began closing condominium homes at two of its newly developed for-sale condominium projects, containing 230 homes. The Company expects closings at these communities to continue in the fourth quarter of 2007 and into 2008. As of October 22, 2007, the Company had 23 condominium homes under contract and had closed 95 homes at these communities. As discussed above, the pace of sales activities and closings is expected to slow in the fourth quarter of 2007 and into 2008 at these communities. A significant portion of the condominium closings at these two communities resulted from contracts entered into prior to the third quarter of 2007 when credit standards tightened and markets increased in volatility resulting in a further slowing of the demand for for-sale housing. There can be no assurances that condominium homes under contract at these communities will close.
The Company’s expansion into for-sale condominium housing exposes the Company to additional risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. As of September 30, 2007, the Company had approximately $99,800 of total estimated capital cost (based on book value and including the Company’s investment in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including the Company’s share of projected development costs expected to be funded relating to for-sale projects currently under construction and held for sale. In addition, the Company also had, in the aggregate, approximately $186,698 of land held for future development as of September 30, 2007, of which a portion may be used to develop future for-sale condominium projects depending upon market conditions. There can be no assurance, however, that land held for future development will be used for such purposes or whether developments will actually commence. See “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006 for a discussion of these and other Company risk factors.
The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 1.4% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”
Disclosure Regarding Forward-Looking Statements
Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements proceeded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the three months ending December 31, 2007 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred in 2007), anticipated apartment community sales for the remainder of 2007 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium homes, development of new for-sale condominium housing and the related sales of the for-sale condominium homes, anticipated future acquisition and development activities, accounting recognition and measurement of guarantees, anticipated refinancing and other new financing needs, the anticipated dividend level for the remainder of 2007, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:
•	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;

•	The Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of additional apartment communities and for-sale condominium housing;

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;

•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	Uncertainties associated with environmental and other regulatory matters;

•	The impact of the Company’s ongoing litigation with the Equal Rights Center regarding compliance with the Americans with Disabilities Act and the Fair Housing Act (including any award of compensatory or punitive damages or injunctive relief requiring the Company to retrofit apartments or public use areas or prohibiting the sale of apartment communities or condominium units) as well as the impact of other litigation;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and

•	Other factors, including the risk factors discussed on pages 7 to 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and that may be discussed in subsequent filings with the Securities and Exchange Commission.
Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.
Critical Accounting Policies and Recently Issued and Adopted Accounting Pronouncements
In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 26 through 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to the Company’s critical accounting policies and estimates during the three and nine months ended September 30, 2007. The discussion below addresses the implementation and impact of recently issued and adopted accounting pronouncements with an impact on the Company for the three and nine months ended September 30, 2007 or that may have an impact on future reported results.
In November 2006 the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provides additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Company’s Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. The Company accounts for condominium sales using similar criteria to those stated in EITF No. 06-8. As a result, the Company does not expect that the adoption of EITF No. 06-8 will have a material impact on the Company’s financial position or results of operations.
FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria were required to be adjusted on the implementation date. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Company adopted FIN 48 on January 1, 2007, and the adoption did not have a material impact on the Company’s financial position and results of operations (see note 11 to the Company’s consolidated financial statements).
SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value is also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position and results of operations.
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
At September 30, 2007, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities consisted of the following: (1) 43 communities that were completed and stabilized for all of the current and prior year, (2) four communities under rehabilitation programs or in lease-up, (3) portions of two communities that are being converted into condominiums and one community expected to be converted to joint venture ownership that are reflected in continuing operations, and (4) four communities that were acquired in 2007 and 2006. These community totals exclude the operations of three apartment communities classified in discontinued operations.
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
All Operating Communities
The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Rental and other property revenues
Fully stabilized communities (1)	$62,262	$59,473	4.7%	$182,717	$174,338	4.8%
Development, rehabilitation and lease-up communities	4,142	2,202	88.1%	10,480	7,168	46.2%
Condominium conversion and other communities (2)	1,625	4,174	(61.1)%	8,409	13,243	(36.5)%
Acquired communities (3)	3,753	2,694	39.3%	9,533	4,151	129.7%
Other property segments (4)	6,058	6,117	(1.0)%	17,881	17,915	(0.2)%

	77,840	74,660	4.3%	229,020	216,815	5.6%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	24,096	22,985	4.8%	70,082	66,928	4.7%
Development, rehabilitation and lease-up communities	2,026	1,381	46.7%	6,195	3,570	73.5%
Condominium conversion and other communities (2)	774	1,940	(60.1)%	3,703	5,569	(33.5)%
Acquired communities (3)	1,536	1,135	35.3%	3,886	1,928	101.6%
Other expense (5)	7,282	7,384	(1.4)%	22,529	22,086	2.0%

	35,714	34,825	2.6%	106,395	100,081	6.3%

Property net operating income (6)	$42,126	$39,835	5.8%	$122,625	$116,734	5.0%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$1,003	$1,282	(21.8)%	$2,615	$2,895	(9.7)%
Other	1,616	1,627	(0.7)%	5,782	5,280	9.5%

Total	$2,619	$2,909	(10.0)%	$8,397	$8,175	2.7%

Periodically recurring	$1,748	$2,042	(14.4)%	$5,609	$4,192	33.8%

Average apartment units in service	18,851	19,071	(1.2)%	18,862	18,762	0.5%

(1)	Communities which reached stabilization prior to January 1, 2006.

(2)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 and communities converted and expected to be converted to joint venture ownership.

(3)	Communities acquired subsequent to January 1, 2006.

(4)	Other property segment revenues include revenues from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $171 and $49 for the three months ended and $416 and $200 for the nine months ended September 30, 2007 and 2006, respectively.

(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Total same store NOI	$38,166	$36,488	$112,635	$107,410
Property NOI from other operating segments	3,960	3,347	9,990	9,324

Consolidated property NOI	42,126	39,835	122,625	116,734

Add (subtract):
Interest income	189	400	652	982
Other revenues	171	49	416	200
Minority interest in consolidated property partnerships	(585)	(85)	(1,416)	(177)
Depreciation	(16,638)	(16,554)	(49,910)	(48,874)
Interest expense	(12,831)	(13,465)	(38,850)	(39,732)
Amortization of deferred financing costs	(828)	(882)	(2,469)	(2,651)
General and administrative	(4,761)	(4,406)	(16,168)	(13,464)
Investment and development	(2,006)	(1,332)	(5,512)	(4,500)
Gains on sales of real estate assets, net	5,061	2,114	71,506	10,525
Equity in income of unconsolidated real estate entities	402	527	1,216	1,251
Other income (expense)	(262)	898	(784)	2,592
Minority interest of common unitholders	(91)	(80)	(1,072)	(344)

Income from continuing operations	9,947	7,019	80,234	22,542
Income from discontinued operations	1,102	28,782	19,223	32,044

Net income	$11,049	$35,801	$99,457	$54,586

(7)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.

(8)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Annually recurring capital expenditures
Continuing operations	$2,619	$2,909	$8,397	$8,175
Discontinued operations	116	320	418	968

Total annually recurring capital expenditures per statements of cash flows	$2,735	$3,229	$8,815	$9,143

Periodically recurring capital expenditures
Continuing operations	$1,748	$2,042	$5,609	$4,192
Discontinued operations	8	82	14	254

Total periodically recurring capital expenditures per statements of cash flows	$1,756	$2,124	$5,623	$4,446

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Fully Stabilized (Same Store) Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale, two communities under rehabilitation, two communities that were converted to joint venture ownership and another community expected to be converted to joint venture ownership later in 2007. For the 2007 to 2006 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2006. This portfolio consisted of 43 communities with 16,308 units, including 16 communities with 6,457 units (39.6%) located in Atlanta, Georgia, 11 communities with 3,464 units (21.2%) located in Dallas, Texas, three communities with 1,877 units (11.5%) located in Tampa, Florida, four communities with 1,703 units (10.4%) located in the greater Washington, DC area, four communities with 1,388 units (8.5%) located in Charlotte, North Carolina and five communities with 1,419 units (8.8%) located in other markets. The operating performance and capital expenditures of these communities are summarized as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Rental and other revenues	$62,262	$59,473	4.7%	$182,717	$174,338	4.8%
Property operating and maintenance expenses (excluding depreciation and amortization)	24,096	22,985	4.8%	70,082	66,928	4.7%

Same store net operating income (1)	$38,166	$36,488	4.6%	$112,635	$107,410	4.9%

Capital expenditures (2)
Annually recurring:
Carpet	$922	$1,134	(18.7)%	$2,362	$2,584	(8.6)%
Other	1,270	1,453	(12.6)%	4,124	4,413	(6.5)%

Total annually recurring	2,192	2,587	(15.3)%	6,486	6,997	(7.3)%
Periodically recurring	1,057	554	90.8%	2,402	1,681	42.9%

Total capital expenditures (A)	$3,249	$3,141	3.4%	$8,888	$8,678	2.4%

Total capital expenditures per unit (A ÷ 16,308 units)	$199	$193	3.1%	$545	$532	2.4%

Average economic occupancy (3)	95.4%	94.8%	0.6%	94.6%	95.1%	(0.5)%

Average monthly rental rate per unit (4)	$1,253	$1,202	4.2%	$1,240	$1,174	5.6%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 44 for a reconciliation of net operating income for stabilized communities to GAAP net income.

(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Annually recurring capital expenditures by operating segment Same store	$2,192	$2,587	$6,486	$6,997
Development, rehabilitation and lease-up	145	21	657	374
Condominium conversion and other	54	154	672	466
Acquired	133	103	341	153
Other segments	211	364	659	1,153

Total annually recurring capital expenditures per statements of cash flows	$2,735	$3,229	$8,815	$9,143

Periodically recurring capital expenditures by operating segment Same store	$1,057	$554	$2,402	$1,681
Development, rehabilitation and lease-up	365	212	2,535	424
Condominium conversion and other	193	5	418	125
Acquired	6	3	10	4
Other segments	135	1,350	258	2,212

Total periodically recurring capital expenditures per statements of cash flows	$1,756	$2,124	$5,623	$4,446

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

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 94.6% and 93.9% for the three months ended and 93.8% and 94.2% for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, net concessions were $291 and $363, respectively, and employee discounts were $193 and $198, respectively. For the nine months ended September 30, 2007 and 2006, net concessions were $826 and $1,037, respectively and employee discounts were $592 and $532, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006
The Operating Partnership reported net income available to common unitholders of $9,247 for the three months ended September 30, 2007 compared to $34,556 for the three months ended September 30, 2006. The Company reported net income available to common shareholders of $9,140 for the three months ended September 30, 2007 compared to $33,892 for the three months ended September 30, 2006. The decrease between periods primarily reflects no gains on sales of real estate assets in 2007 compared to gains on the sale of one apartment community totaling $28,120 and land sale gains of $503 in 2006. The decrease between years due to the timing of sale gains was offset somewhat by the improved operating performance of the Company’s stabilized communities.
Rental and other revenues from continuing property operations increased $3,180 or 4.3% from 2006 to 2007 primarily due to increased revenues from the Company’s same store communities of $2,789 or 4.7%, increased revenues of $1,940 from development, rehabilitation and lease-up communities and increased revenues from acquired communities of $1,059 offset by reduced revenues from condominium conversion and other communities of $2,549. The revenue increase from same store communities is discussed more fully below. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of two communities in 2007 and increases at one rehabilitation community that was substantially completed in the third quarter of 2007. The revenue increase from acquired communities primarily reflects the Company’s acquisition of one community in July 2007. The revenue decrease from condominium conversion and other communities reflects the reduction of leased units as units were vacated for conversion and sale throughout 2006 and due to the transfer and sale of a 75%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
interest in two communities to an unconsolidated entity in May 2007. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $889 or 2.6% primarily due to increased property operating and maintenance expenses (excluding depreciation and amortization) from development, rehabilitation and lease-up communities of $645 and from fully stabilized communities of $1,111 or 4.8% between periods offset by reduced expenses from condominium conversion and other communities of $1,166. The expense increase from development, rehabilitation and lease-up communities primarily reflects expenses associated with the lease-up of two communities in 2007. The expense increase from stabilized communities is discussed below. The expense decrease from condominium conversion and other communities reflects the reduced expenses from the transfer and sale of a 75% interest in two communities to an unconsolidated entity in May 2007.
For the three months ended September 30, 2007 and 2006, gains on sales of real estate assets from condominium sales activities represented net gains of $5,372 and $1,557, respectively. As discussed in the consolidated financial statements, net condominium gains included in continuing operations were $5,061 and $1,611 for the three months ended September 30, 2007 and 2006, respectively. The increase in aggregate condominium gains between periods primarily reflects the volume and timing of condominium closings. For the three months ended September 30, 2007 and 2006, the Company closed 83 and 27 units, respectively, at wholly owned development and conversion communities. Aggregate condominium sales generated gross proceeds of $30,501 in 2007 and $7,282 in 2006. Approximately 56 unit closings in 2007 occurred at newly developed communities which began closings in the second quarter of 2007. The majority of these contracts were entered into in prior periods. The Company expects gains on sales of real estate assets at the Company’s condominium development and conversion communities to continue at a slow pace in the fourth quarter of 2007 as the backlog of condominiums under contract is lower than in previous quarters and due to the further tightening of credit market conditions in an already slow for-sale housing market. See the “Outlook” section below for a discussion of expected condominium sale closings in the fourth quarter of 2007.
Depreciation expense increased $84, or 0.5% from 2006 to 2007 primarily due to increased depreciation expense of $740 related to development and lease-up communities as apartment units were placed in service during 2007 and $503 related to one community acquired in 2007. These increases were offset primarily by reduced depreciation between periods at fully stabilized communities of $730 resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2006 and due to reduced depreciation of $371 from two communities contributed to an unconsolidated joint venture in May 2007.
General and administrative expenses increased $355, or 8.1%, from 2006 to 2007 primarily due to higher legal expenses offset somewhat by reduced compensation costs. Legal expenses increased by $416 due to increased corporate governance costs and due to a legal expense recovery of approximately $179 in 2006 related to prior year shareholder litigation. Reduced compensation costs in 2007 of $141 primarily reflects approximately $431 of decreased variable incentive expense driven by decreases in the Company’s stock price in the third quarter of 2007 offset by annual compensation increases, increased personnel costs associated with internalizing certain compliance activities and increased incentive awards to management. The level of quarterly general and administrative expenses for the fourth quarter of 2007 are expected to be somewhat higher than in the third quarter of 2007 due primarily to the impact of the incentive compensation savings in the third quarter.
Investment and development expenses increased $674, or 50.6%, from 2006 to 2007. In 2007, the Company’s development personnel and other costs increased $537 over 2006 (exclusive of the expense components discussed herein and net of a $251 decrease in variable incentive compensation expense driven by decreases in the Company’s stock price in the third quarter of 2007), as the Company continued to grow its development pipeline in three regional markets and due to severance charges of approximately $426 relating to development personnel departures during the third quarter as well as $363 of write-offs of costs associated with certain abandoned projects. These cost increases were offset by $652 of increased capitalization of development personnel to increasing development activity commencing in 2006 and continuing into 2007.
Interest expense included in continuing operations decreased $634 or 4.7% from 2006 to 2007. The decreased expense amounts between periods primarily reflects lower interest expense on lower average debt levels resulting from the proceeds of asset sales in late 2006 and in the first half of 2007 and increased interest capitalization of $167 between periods offset somewhat by increased development land acquisitions and an apartment acquisition in 2007. Interest expense included in discontinued operations decreased from $951 in 2006 to $392 in 2007 primarily due to interest expense associated with three communities sold in 2006 and one community sold in 2007.
Equity in income of unconsolidated real estate entities decreased $125 or 23.7% from 2006 to 2007. The decrease was primarily due to lower net gains from condominium sales at the unconsolidated entity that converted its apartment community into condominiums. The decreased net gains from condominium sales reflects fewer units being sold as only one unit, the final unit, closed during the third quarter of 2007 compared to 22 unit closings in 2006. See note 3 to the consolidated financial statements for a summary of the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
operating results of the Company’s unconsolidated entities. The unconsolidated entity converting its units into for-sale condominiums sold-out during the third quarter of 2007.
Other income (expense) for the three months ended September 30, 2007 included expenses associated with estimated state franchise and other taxes. Franchise taxes are associated with new margin-based taxes in Texas that are effective in 2007. For the three months ended September 30, 2006, other income includes a gain on the sale of marketable securities of $573 and an additional gain on sale of the Company’s prior investment in Rent.com of $325 resulting from the receipt of previously escrowed proceeds under the prior year sale (see below).
Annually recurring and periodically recurring capital expenditures from continuing operations decreased $584 or 11.8% from 2006 to 2007. The decrease in annually recurring capital expenditures of $290 primarily reflects the timing of expenditures between periods. The decrease in periodically recurring capital expenditures of $294 reflects decreased tenant improvements at the Company’s office and retail properties due to the timing of large tenant improvements in the third quarter of 2006 offset by increased costs associated with access upgrades at several communities and access upgrades and other non-revenue generating capital expenditures (principally new roofs and HVAC system upgrades) incurred in conjunction with the Company’s rehabilitation of two communities.
Fully Stabilized Communities
Rental and other revenues increased $2,789 or 4.7% from 2006 to 2007. This increase resulted from a 4.2% increase in the average monthly rental rate per apartment unit and an increase in average economic occupancy of the portfolio from 94.8% to 95.4%. This increase in average rental rates resulted in a revenue increase of approximately $2,500 between years. The occupancy increase resulted in lower vacancy losses of $43. Additionally, other property revenues increased $246 due primarily to higher up-front leasing fees and slightly lower net concessions between years of $72. Overall, the improved performance of the operating portfolio, in the third quarter of 2007, reflects generally stable economic conditions and a continued modest increase in job growth in most of the Company’s markets. The Company will continue to focus on rent growth in the fourth quarter of 2007, but will also establish rental rate structures that will enable average occupancy rates to remain at mid-90% levels. See the “Outlook” section below for an additional discussion of trends for 2007.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,111 or 4.8% from 2006 to 2007. This increase was primarily due to increased property tax expenses of $447 or 6.2%, increased insurance expenses of $337 or 33.2% and increased maintenance expenses of $310 or 11.1%. Property tax expenses increased due to increased accrual rates in 2007 due to actual and expected tax increases. Insurance expenses increased due to significantly higher insurance rates on the renewal of the Company’s insurance program in the fourth quarter of 2006 and second quarter of 2007. The insurance rate increases primarily related to significant market increases in catastrophic coverage in coastal regions. Maintenance expenses increased due to higher exterior painting costs and higher equipment repairs between periods.
Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006
The Operating Partnership reported net income available to common unitholders of $95,098 for the nine months ended September 30, 2007 compared to $49,860 for the nine months ended September 30, 2006. The Company reported net income available to common shareholders of $93,729 for the nine months ended September 30, 2007 compared to $48,858 for the nine months ended September 30, 2006. The increase between years primarily reflects increased gains on sales of real estate assets in 2007 resulting from gains on land sales of $3,938, gains on the sale of one apartment community of $16,974 and gains on the sale of a 75% interest in two apartment communities of $55,300 in 2007 compared to gains on the sale of one apartment community of $28,120 and land sale gains of $503 in 2006. The improved operating performance of the Company’s stabilized communities also contributed to increased net income between periods. The impact of these items is discussed below.
Rental and other revenues from property operations increased $12,205 or 5.6% from 2006 to 2007 primarily due to increased revenues from the Company’s same store communities of $8,379 or 4.8%, increased revenues of $3,312 from development, rehabilitation and lease-up communities and increased revenues from acquired communities of $5,382, offset by reduced revenues from condominium conversion and other communities of $4,834. The revenue increase from same store communities is discussed more fully below. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of two communities in 2007. The revenue increase from acquired communities reflects the Company’s acquisition of two communities in March 2006, one community in July 2006 and one community in July 2007. The revenue decrease from condominium conversion and other communities reflects the reduction of leased units as units were vacated for conversion and sale throughout 2006 and due to the transfer and sale of a 75% interest in two condominium communities to an unconsolidated entity in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
May 2007. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $6,314 or 6.3% primarily due to increased property operating and maintenance expenses (excluding depreciation and amortization) from acquisition communities of $1,958, from fully stabilized communities of $3,154 or 4.7% and from development, rehabilitation and lease-up communities of $2,625 between periods, offset by reduced expenses from condominium conversion and other communities of $1,866. The expense increase from acquisition communities reflects a full nine months of expenses in 2007 from communities acquired in 2006 and a partial quarter of expenses from one community acquired in the third quarter of 2007. The expense increase from development, rehabilitation and lease-up communities primarily reflects expenses associated with the lease-up of two communities in 2007. The expense increase from stabilized communities is discussed below. The expense decrease from condominium conversion and other communities reflects the reduced expenses from the transfer and sale of 75% interest in two communities to an unconsolidated entity in May 2007.
For the nine months ended September 30, 2007, gains on sales of real estate assets in continuing operations included gains of $3,938 from the sale of two land sites and a gain of $55,300 from the transfer of a 75% interest in two communities into a newly formed unconsolidated entity, in which the Company retained a 25% interest. Gains on sales of real estate assets in discontinued operations represented a gain of $16,974 from the sale of one apartment community, containing 182 apartment units. For the nine months ended September 30, 2006, gains on sales of real estate assets in continuing operations included a gain of $503 from the sale of a land site. Gains on sales of real estate assets in discontinued operations represented a gain of $28,120 from the sale of one apartment community, containing 696 units. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund new development and acquisition activities. The Company may also enter into additional joint venture arrangements in future periods.
For the nine months ended September 30, 2007 and 2006, gains on sales of real estate assets also included net gains from condominium sales activities of $12,758 and $10,359, respectively. As discussed in the consolidated financial statements, net condominium gains of $12,268 and $10,022 for the nine months ended September 30, 2007 and 2006, respectively, were included in continuing operations. The increase in aggregate condominium gains between periods primarily reflects the volume and timing of condominium closings. For the nine months ended September 30, 2007 and 2006, the Company closed 174 and 122 units, respectively, at wholly owned development and conversion communities. Aggregate condominium sales generated gross proceeds of $62,152 in 2007 and $32,263 in 2006. Approximately 91 unit closings in 2007 occurred at newly developed communities which began closings in the second quarter of 2007. The majority of these contracts were entered into in prior periods. The Company expects gains on sales of real estate assets at the Company’s condominium development and conversion communities to continue at a slow pace in the fourth quarter of 2007 as the backlog of condominiums under contract is lower than in previous quarters and due to the further tightening of credit market conditions in an already slow for-sale housing market. See the “Outlook” section below for a discussion of expected condominium sale closings at newly developed condominium communities in the fourth quarter of 2007.
Depreciation expense increased $1,036, or 2.1% from 2006 to 2007 primarily due to depreciation expense of $1,919 related to development and lease-up communities as apartment units were placed in service in late 2006 and the first three quarters of 2007, $1,383 related to properties acquired in 2006 and 2007 and approximately $466 of accelerated depreciation related to the retirement of six apartment units and certain enclosed garages at a Florida community to accommodate the expansion of the community in 2007. These increases were offset by reduced depreciation between periods at fully stabilized communities of $2,429 resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2006 and due to reduced depreciation of $586 from two communities contributed to an unconsolidated joint venture in May 2007.
General and administrative expenses increased $2,704, or 20.1%, from 2006 to 2007 primarily due to higher compensation costs, higher legal expenses and higher corporate technology expenses. Higher compensation costs in 2007 of $1,055 reflected annual compensation increases, increased personnel costs associated with internalizing certain compliance activities and increased incentive awards to management. Approximately $100 of this increase reflects the one-time favorable adjustment in 2006 relating to the implementation of SFAS 123R (stock-based compensation). Legal expenses increased by $703 due to litigation costs associated with the Fair Housing Act and Americans with Disabilities Act which began in the fourth quarter of 2006, increased corporate governance costs and due to a legal expense recovery of approximately $179 in 2006 related to prior year shareholder litigation. The increase in technology expenses of $353 primarily reflects higher consulting and other costs associated with the implementation of enhanced corporate systems and technology support services as well as the timing of such consulting and project expenditures between periods. In addition, the Company recorded additional severance charges of $283 during the second quarter of 2007 related to increased accruals of prior year severance arrangements.
Investment and development expenses increased $1,012 or 22.5% from 2006 and 2007. In 2007, the Company’s development personnel and other costs increased $1,557 over 2006 (exclusive of the specific expense components discussed herein), as the Company continued to grow its development pipeline in three regional markets, due to severance charges of approximately $426

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
relating to development personnel departures during the third quarter of 2007 as well as $412 of write-offs of costs associated with certain abandoned projects. These cost increases were offset by $1,383 of increased capitalization of development personnel to increasing development activity commencing in 2006 and continuing into 2007.
Interest expense included in continuing operations decreased $882 or 2.2% from 2006 to 2007. The decreased expense amounts between periods primarily reflect increased interest capitalization on the Company’s development projects of $1,598 between periods offset somewhat by higher interest expense on higher average debt levels due to increased development activity between years as well as increased development land acquisition activity in 2006 and 2007 and an apartment acquisition in 2007. Interest expense included in discontinued operations decreased from $3,512 in 2006 to $1,172 in 2007 primarily due to interest expense associated with three communities sold in the second half of 2006 and one community sold in 2007.
Equity in income of unconsolidated real estate entities decreased $35 or 2.8% from 2006 to 2007. The decrease was primarily due to reduced operating earnings from an apartment community in Washington, D.C. that experienced occupancy declines between years and equity in losses in 2007 from the Company’s new unconsolidated entities formed in May 2007 offset somewhat by reduced operating losses between years at the unconsolidated entity that converted its units into condominiums. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.
Other income (expense) for the nine months ended September 30, 2007 included expenses associated with estimated state franchise and other taxes. Franchise taxes are associated with new margin-based taxes in Texas that are effective in 2007. For the nine months ended September 30, 2007, other income primarily includes a gain on the sale of marketable securities of $573, an additional gain on sale of the Company’s prior year investment in Rent.com of $325 resulting in the receipt of previously escrowed proceeds under the prior year sale and net mark-to-market derivative gains of $1,655.
Annually recurring and periodically recurring capital expenditures from continuing operations increased $1,639 or 13.3% from 2006 to 2007. The increase in annually recurring capital expenditures of $222 primarily reflects higher leasing office and model upgrade expenditures in 2007. The increase in periodically recurring capital expenditures of $1,417 primarily reflects increased costs associated with access upgrades at several communities and access upgrades and other non-revenue generating capital expenditures (principally new roofs and HVAC system upgrades) incurred in conjunction with the Company’s rehabilitation of two communities, offset by decreased tenant improvements at the Company’s office and retail properties due to the timing of large tenant improvements in the third quarter of 2006.
Fully Stabilized Communities
Rental and other revenues increased $8,379 or 4.8% from 2006 to 2007. This increase resulted from a 5.6% increase in the average monthly rental rate per apartment unit, offset somewhat by a decrease in average economic occupancy of the portfolio from 95.1% to 94.6%. This increase in average rental rates resulted in a revenue increase of approximately $9,623 between years. The occupancy decrease resulted in higher vacancy losses of $1,935. Additionally, other property revenues increased $691 due primarily to higher up-front leasing fees and slightly lower net concessions between years of $211. Overall, the improved performance of the operating portfolio in 2007 reflects the impact of the rental rate increases embedded into the portfolio throughout much of 2006 as well as a continued modest increase in job growth in most of the Company’s markets. The Company believes that the automated revenue pricing software implemented in 2006 partially contributed to the increased revenue in 2007. Average occupancy rates are relatively flat to slightly lower between years due to generally stable to moderating economic conditions. The Company will continue to focus on rent growth in the fourth quarter of 2007, but will also establish rental rate structures that will enable average occupancy rates to remain at mid-90% levels. See the “Outlook” section below for an additional discussion of trends for the fourth quarter of 2007.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,154 or 4.7% from 2006 to 2007. This increase was primarily due to increased property tax expenses of $1,118 or 5.1%, increased insurance expenses of $902 or 29.9%, increased maintenance expenses of $670 or 8.9% and increased other expenses of $270 or 10.7%. Property tax expenses increased due to increased accrual rates in 2007 due to actual and expected tax increases in 2007. Insurance expenses increased due to significantly higher insurance rates on the renewal of the Company’s insurance program in the fourth quarter of 2006 and second quarter of 2007. The insurance rate increases primarily relate to market increases in catastrophic coverage in coastal regions. Maintenance expenses increased due to higher costs associated with higher resident turnover expenses, higher equipment repairs and somewhat higher exterior painting costs between periods. Other expenses increased primarily due to increased technology costs associated with the implementation of revenue pricing software and third-party call centers in the second half of 2006 and into 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the nine months ended September 30, 2007, income from discontinued operations included the results of operations of one condominium conversion community through its sell out date in February 2007, the results of operations of one apartment community, containing 182 units, through its sale date in March 2007 and the results of operations of three apartment communities classified as held for sale in the third quarter of 2007. For the nine months ended September 30, 2006, income from discontinued operations included the results of operations of the three apartment communities held for sale at September 30, 2007, the condominium conversion community and apartment community sold in 2007 and three apartment communities sold in the second half of 2006. The revenues and expenses of discontinued operations are summarized in note 2 to the consolidated financial statements. The gains on sales of real estate assets between periods reflect the timing and size of the communities and for-sale condominiums sold. For the nine months ended September 30, 2007, the Company recognized net gains of $16,974 from the sale of one apartment community in the first quarter of 2007. For the three and nine months ended September 30, 2006, the Company recognized net gains of $28,120 from the sale of one apartment community. For the nine months ended September 30, 2007, the Company sold the final condominium unit at its discontinued conversion community compared to 22 units for the nine months ended September 30, 2006. Condominium gains increased for the three and nine months ended September 30, 2007 compared to 2006 due to additional gains resulting from the adjustment of unused warranty accruals of $311 offset by reduced gains from reduced unit sales between years. These gains are discussed in note 2 to the consolidated financial statements.
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
Outlook
Statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and litigation and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above.
The Company’s outlook for the fourth quarter of 2007 is based on the expectation that apartment markets will continue to grow in 2007, but that the rate of growth will moderate somewhat from the first three quarters of 2007. Rental and other revenues from fully stabilized communities are expected to increase modestly when compared to 2006, driven by higher year-over-year rental rates and somewhat higher occupancy levels. However, operating expenses of fully stabilized communities are also expected to increase in the fourth quarter of 2007. The Company expects the primary drivers of the expense increase will be property tax and insurance expenses. Based on these assumptions for the fourth quarter of 2007, management expects stabilized community net operating income to increase modestly in 2007 compared to 2006, but at somewhat lower levels than achieved in the first three quarters of 2007.
Additionally, the Company, through taxable REIT subsidiaries, continues its conversions of portions of two existing apartment communities into for-sale condominium units. For these communities, the Company expects to continue to sell units during the fourth quarter of 2007 and into 2008, although such sales are not expected to generate significant gains. The Company expects to continue to recognize net accounting gains from its Alexandria, Virginia and Dallas, Texas for-sale development communities, but at significantly reduced levels compared to the second and third quarters of 2007. As a result, net accounting gains from for-sale condominiums in the fourth quarter of 2007 are expected to be relatively small, if any. There can be no assurances that for-sale condominium units will close.
Management expects interest expense in the fourth quarter of 2007 to be somewhat higher than in the fourth quarter of 2006 due to generally higher debt levels between years due to an increased volume of development site acquisitions in 2007 and the acquisition of an apartment community in the third quarter of 2007. These debt increases were somewhat offset by real estate asset sales in the first half of 2007. Higher debt levels in 2007 due to increased development activity are generally offset by increased interest capitalization. Management also expects general and administrative expenses to increase modestly when compared to the fourth quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
The Company has five apartment communities and the expansion of one apartment community under construction and in lease-up with a total expected cost of approximately $277,700 and has three condominium communities (including one held in an unconsolidated entity) under construction with a total expected cost to the Company of approximately $107,300. The Company expects to begin additional development projects in the fourth quarter 2007 and in future years. In the last few years, the Company has added additional development personnel for the purpose of increasing its development and investment activities. The Company expects these personnel resources will continue to be dilutive to earnings in the fourth quarter of 2007 and into 2008 until the incremental personnel and associated costs can be fully absorbed by new development and value creation activities.
On a sequential basis for the fourth quarter of 2007, management expects to report lower net income compared to the third quarter of 2007 primarily due to reduced gains from condominium sale activities. Management expects same store property net operating income to be somewhat higher when compared to the third quarter of 2007, primarily driven by higher rental revenues and relatively flat occupancy in the fourth quarter. General and administrative costs, property management expenses and development costs in the aggregate are expected to be relatively flat compared to the third quarter of 2007, excluding the quarter to quarter impact of variable compensation plan expense of approximately $940 discussed above.
Liquidity and Capital Resources
The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
The Company’s net cash flow from operating activities decreased from $82,445 to $78,214 primarily due to unfavorable changes in the working capital components (primarily larger increases in prepaid expenses due to the timing of insurance payments and lower increases in interest payable due to the timing of payments between periods) included in operating activities as well as somewhat reduced operating earnings resulting from the dilutive impact of the Company’s asset sale and recycling program, apartment rehabilitation and lease-up activities. The Company expects cash flows from operating activities to be consistent with or decline somewhat for the full year of 2007 compared to 2006 primarily driven by the dilutive cash flow impact from lease-up communities, prior period asset sales and modest increases in overhead expenses.
Net cash flows used in investing activities decreased from $104,897 to $54,221 primarily due to increased net proceeds from sales of real estate assets offset somewhat in 2007 by increased spending on development and rehabilitation activities. Proceeds from sales of real estate assets increased in 2007 primarily due to the sales of an apartment community, a 75% interest in two apartment communities and land sites for aggregate net proceeds of approximately $120,752. The Company began renovations of two of its apartment communities in mid-2006 and construction and development expenditures increased in 2007 as the Company initiated new development starts in 2006 and 2007. For the fourth quarter of 2007, the Company expects to increase development activities (additional starts and higher expenditures at existing developments) in all of its regional geographic areas primarily financed through debt borrowings and, potentially, through joint venture arrangements (see below). The Company expects to sell additional apartment communities and condominium homes and to principally reinvest the proceeds in its development communities. As of September 30, 2007, the Company had three apartment communities held for sale.
Net cash flows from financing activities changed from net cash provided by financing activities of $21,428 to net cash used of $25,013 for the nine months ended September 30, 2006 and 2007, respectively, primarily due to decreased proceeds from stock option exercises in 2007. For the fourth quarter of 2007, the Company expects that its outstanding debt may increase modestly, depending on the level of potential asset sales and other joint venture activity, principally to fund the expected increase in development activity discussed above.
Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT for the remainder of 2007. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.
Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annual recurring, periodically recurring and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
For the nine months ended September 30, 2007, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was not sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $4,000. The Company used the proceeds from asset and condominium sales and line of credit borrowings to fund the additional cash flow necessary to satisfy the Company’s annual dividend to common shareholders of $1.80 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.
For the fourth quarter of 2007, management of the Company expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000 for the full year. The Company primarily intends to use the proceeds from asset and condominium sales and additional line of credit borrowings to fund the additional cash flow necessary to satisfy the dividend payments to common shareholders. The primary factors leading to the shortfall are the negative cash flow impact of sales of operating properties (discussed below) and the short-term negative impact of apartment rehabilitation and lease-up activities. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.
The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of September 30, 2007 was created primarily through the Company’s asset sales program. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating properties, and possibly through equity or leveraged joint venture arrangements. The Company may also enter joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.
As previously discussed, the Company intends to use the proceeds from the sale of operating communities and condominium homes, availability under its unsecured revolving lines of credit, debt financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. The Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. In the first three quarters of 2007, the Company generated net proceeds of approximately $120,752 from the sale of one apartment community, from the sale of a 75% interest in two communities, which were converted to a joint venture ownership, and from the sale of land sites. For the remainder of 2007, the Company also expects to generate additional sales proceeds from the sale of condominium homes. It is the current intent of management to continue to recycle capital through selling assets (possibly through additional joint venture arrangements) and reinvesting the proceeds as a strategy to diversify the cash flows of the Company across its markets and focus on building critical mass in fewer markets. In July 2007, the Company closed the acquisition of an apartment community and adjacent undeveloped land in Orlando, Florida, which it expects to fund in part with the expected proceeds from the sale of three older Atlanta, Georgia and Dallas, Texas apartment communities. The Company currently has three apartment communities held for sale which are expected to generate sale proceeds in late 2007 or early 2008.
In July 2007, the Company repaid approximately $83,132 of secured indebtedness through borrowings under its unsecured lines of credit. Other than principal payments under amortizing secured indebtedness, the Company has no scheduled maturities of secured or unsecured indebtedness for the remainder of 2007 and in 2008. Aggregate maturities of secured indebtedness in unconsolidated entities total $17,000 in 2008.
At September 30, 2007, the Company had approximately $258,647 borrowed under its $480,000 combined line of credit facilities. The credit facilities mature in April 2010. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 4 to the consolidated financial statements. At September 30, 2007, management believed the Company was in compliance with the covenants of the Company’s credit facility arrangements. In November 2007, the Company amended its primary line of credit facility to increase the borrowing capacity of its combined line of credit facilities to $630,000. The pricing terms and the maturity date of the primary line of credit facility remained unchanged. Management believes it will have adequate capacity under its facilities to execute its business plan and meet its short-term liquidity requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Stock Repurchase Program
In the fourth quarter of 2006, the Company’s board of directors adopted a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until March 31, 2008. During the first quarter of 2007, the Company repurchased 83 shares of common stock totaling approximately $3,694 under this program. There were no share repurchases for the three months ended September 30, 2007.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)
Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2007 and 2006 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
New community development and acquisition activity (1)	$175,921	$93,973	$242,541	$238,509
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	3,440	3,653	10,646	6,490
Other community additions and improvements (3)	1,756	2,124	5,623	4,446
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,735	3,229	8,815	9,143
Corporate additions and improvements	324	1,940	1,932	2,923

	$184,176	$104,919	$269,557	$261,511

Other Data
Capitalized interest	$2,864	$2,923	$8,659	$7,061

Capitalized development and associated costs (5)	$1,264	$612	$2,749	$1,366

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major community rehabilitations and other unit upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.
Current Development Activity
The Company had five communities (and the expansion of one community) under development and lease-up, containing 1,596 apartment units, and 367 for-sale condominium homes (including 137 units in one community held in an unconsolidated entity) under development and sale in three communities. These communities are summarized in the table below.

								Costs
							Company	Incurred
		Number		Company	Estimated		Share of	as of
Community	Location	of Units	Retail Sq. Ft.	Ownership	Cost		Est. Cost	09/30/07
								(Company Share)
Apartments:
Post Alexander™	Atlanta, GA	307	—	100%	$62.8		$62.8	$30.3
Post Carlyle Square™	Wash. DC	205	17,000	100%	59.1		59.1	56.6
Post Walk® at Citrus Park Village	Tampa, FL	296		100%	41.4		41.4	7.8
Post Eastside™	Dallas, TX	435	36,000	100%	54.2		54.2	18.5
Post Hyde Park® (expansion)	Tampa, FL	84	—	100%	18.9	(4)	18.9	11.7
Post Frisco Bridges™	Dallas, TX	269	29,000	100%	41.3		41.3	5.0

Total Apartments		1,596	82,000		$277.7		$277.7	$129.9

Condominiums:
The Condominiums at Carlyle Square™(5)	Wash. DC	145		90%	$46.2		$41.1	$40.0
Mercer Square™	Dallas, TX	85		100%	18.6		18.6	17.3
The Residences at 3630 Peachtree™ (6)	Atlanta, GA	137		50%	93.4		47.6	8.3

Total Condominiums		367			$158.2		$107.3	$65.6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

			Estimated
	Quarter	Quarter of	Quarter of		Estimated	Units
	of Const.	First Units	Stabilized	Units	Quarter	Under	Units
Community	Start	Available	Occupancy(1)	Leased(2)	Sell-out	Contract(3)	Closed(2)
Apartments:
Post Alexander™	2Q 2006	1Q 2008	2Q 2009	—	N/A	N/A	N/A
Post Carlyle Square™	4Q 2004	4Q 2006	4Q 2007	186	N/A	N/A	N/A
Post Walk® at Citrus Park Village	4Q 2007	4Q 2008	4Q 2009	—	N/A	N/A	N/A
Post Eastside™	4Q 2006	2Q 2008	4Q 2009	—	N/A	N/A	N/A
Post Hyde Park® (expansion)	4Q 2006	4Q 2007	3Q 2008	7	N/A	N/A	N/A
Post Frisco Bridges™	3Q 2007	4Q 2008	2Q 2010	—	N/A	N/A	N/A

Total Apartments				193

Condominiums:
The Condominiums at Carlyle Square™(5)	4Q 2004	2Q 2007	N/A	N/A	4Q 2008	13	75
Mercer Square™	2Q 2006	3Q 2007	N/A	N/A	4Q 2008	10	20
The Residences at 3630 Peachtree™ (6)	3Q 2007	3Q 2009	N/A	N/A	4Q 2010	—	—

Total Condominiums						23	95

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	As of October 22, 2007.

(3)	As of October 22, 2007, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium units under contract will close.

(4)	Total estimated construction costs for the Post Hyde Park® expansion include the estimated replacement costs of six apartment units at the Company’s existing Hyde Park community that were demolished to accommodate the expansion.

(5)	This project, consisting of 145 units, is being developed in a majority owned joint venture with a Washington D.C. based developer.

(6)	This project represents the condominium portion of a mixed-use development being developed in an entity owned with other third-party developers. This condominium portion of the project is co-owned with an Atlanta-based condominium development partner.
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
Funds from Operations
The Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is defined by NAREIT as net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciable operating property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. FFO is a supplemental non-GAAP financial measure. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
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
A reconciliation of net income available to common shareholders and unitholders to FFO is provided below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income available to common shareholders	$9,140	$33,892	$93,729	$48,858
Minority interest of common unitholders — continuing operations	91	80	1,072	344
Minority interest in discontinued operations (1)	16	584	297	658
Depreciation on consolidated real estate assets	16,306	16,673	49,319	49,930
Depreciation on real estate assets held in unconsolidated entities	322	229	822	679
Gains on sales of real estate assets	(5,372)	(29,678)	(85,031)	(38,480)
Incremental gains (losses) on condominium sales (2)	3,376	(820)	6,540	1,232
Losses (gains) on sales of real estate assets — unconsolidated entities	(8)	(174)	(171)	(247)
Incremental gains (losses) on condominium sales — unconsolidated entities (2)	4	47	92	(44)

Funds from operations available to common shareholders and unitholders (3)	$23,875	$20,833	$66,669	$62,930

Weighted average shares outstanding — basic	43,524	43,137	43,452	42,616
Weighted average shares and units outstanding — basic	44,133	43,845	44,087	43,492
Weighted average shares outstanding — diluted	44,101	43,955	44,166	43,387
Weighted average shares and units outstanding — diluted	44,709	44,663	44,801	44,263

(1)	Represents the minority interest in earnings and gains on properties held for sale and sold reported as discontinued operations for the periods presented.

(2)	For conversion projects, the Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary. For development projects, gains on condominium sales in FFO are equivalent to gains reported under GAAP.

(3)	For the nine months ended September 30, 2007, FFO includes gains on land sales of $3,938, respectively. For the three and nine months ended September 30, 2006, FFO included a gain of $573 on the sale of marketable securities and $325 from the sale of prior technology investment. Additionally, for the nine months ended September 30, 2006, FFO included non-cash income of $1,655 relating to the market to market of an interest rate swap agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At September 30, 2007, the Company had $352,647 of variable rate debt tied to LIBOR. In addition, the Company had $9,895 of variable tax-exempt debt with interest based on the FNMA “AAA” tax-exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
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

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value
					Asset (Liab.)
Interest Rate Swap (variable to fixed)	$95,600 amortizing to $90,270	5.21%	1 month LIBOR	7/31/09	$(1,227)
Interest rate caps	$28,495	5.00%	—	2/01/08	—

					$(1,227)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $94,000 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at September 30, 2007, would increase or decrease by approximately $2,685 on an annualized basis.
In December 2006, the Company repaid $18,600 of tax-exempt indebtedness associated with the sale of an apartment community. The portion of the interest rate cap arrangement with a notional amount of $18,600 was not terminated and as a result became ineffective for accounting purposes. The change in value of the ineffective portion of the interest rate cap arrangement was not material for the three and nine months ended September 30, 2007 and the Company does not expect future changes in the fair value of this arrangement to be material to its consolidated financial statements.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is being conducted by both parties. On October 29, 2007, the court granted, in part, ERC’s motion to amend the scheduling order and expand the time permitted for discovery and filing of dispositive motions. As a result, the cutoff for fact discovery has been extended to February 29, 2008 with the end of all briefing on dispositive motions set for August 11, 2008. No trial date has been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.
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
ITEM 1A. RISK FACTORS
There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) through (b) – None
(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended September 30, 2007
         (in thousands, except per share amounts).

			Total Number of
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value of Shares that May
	Total Number of	Average Price Paid	Announced Plans or	Yet Be Purchased Under
Period	Shares Purchased	Per Share	Programs	the Plans or Programs (1)
July 1, 2007 to July 31, 2007	—	$—	—	$196,300
August 1, 2007 to August 31, 2007	—	—	—	$196,300
September 1, 2007 to September 30, 2007	—	—	—	$196,300

Total	—	$—	—	$196,300

(1)	In the fourth quarter of 2006, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.
The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)

3.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company

3.8(h)	—	Amendment No. 2 to the Amended and Restated By-Laws of the Company

4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee

11.1(g)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on February 20, 2007 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

November 8, 2007	By	/s/ David P. Stockert David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2007	By	/s/ Christopher J. Papa

Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 8, 2007	By	/s/ Arthur J. Quirk

Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

November 8, 2007	By	/s/ David P. Stockert David P. Stockert President and Chief Executive Officer (Principal Executive Officer)

November 8, 2007	By	/s/ Christopher J. Papa

Christopher J. Papa Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 8, 2007	By	/s/ Arthur J. Quirk

Arthur J. Quirk Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)

3.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company

3.8(h)	—	Amendment No. 2 to the Amended and Restated By-Laws of the Company

4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee

11.1(g)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on February 20, 2007 and incorporated herein by reference.