Form 10-K/A
period 2007-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2008-03-25
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Address of principal executive office — zip code)
(404) 846-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
8 1/2% Series A Cumulative	New York Stock Exchange
Redeemable Preferred Shares, $.01 par value
7 5/8% Series B Cumulative	New York Stock Exchange
Redeemable Preferred Shares, $.01 par value
Securities registered pursuant to Section 12(g) of the Act: None

Name of Each Exchange
Title of each class	on Which Registered
None	None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Post Properties, Inc.	Yes	☑	No	☐
Post Apartment Homes, L.P.	Yes	☐	No	☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Post Properties, Inc.	Yes	☐	No	☑
Post Apartment Homes, L.P.	Yes	☐	No	☑
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2007 was approximately $2,237,043,221. As of March 14, 2008, there were 44,092,643 shares of common stock, $.01 par value, outstanding.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer	☑	Accelerated Filer ☐
	Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Post Apartment Homes, L.P.	Large Accelerated Filer	☐	Accelerated Filer ☐
	Non-Accelerated Filer	☑	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	☐	No	☑
Post Apartment Homes, L.P.	Yes	☐	No	☑

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this report are incorporated by reference from the Post Properties, Inc.’s Proxy Statement in connection with its Annual
Meeting of Shareholders or will be provided by an amendment to this report.

The Registrants are filing this Amendment No. 1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) to incorporate into the Form 10-K the audited consolidated financial statements of PCH Atlanta Venture, L.L.C., a significant fifty percent-or-less owned person accounted for by the equity method by the Registrants, which are required to be filed by the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X, Rule 3-09.
Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 12b-15, the Registrants have also amended the Form 10-K to provide currently-dated certifications from the Registrants’ chief executive officer and chief financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 or the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
Except for the filing of the financial statements under SEC Regulation S-X, Rule 3-09 and revised certifications, this Amendment No. 1 does not amend the Company’s previously filed Form 10-K.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. and 2. Financial Statements and Schedules
The financial statements and schedule listed below are filed as part of the Form 10-K.
INDEX TO FINANCIAL STATEMENTS

POST PROPERTIES, INC.
Consolidated Financial Statements:
Management’s Report on Internal Control over Financial Reporting*
Reports of Independent Registered Public Accounting Firms*
Consolidated Balance Sheets as of December 31, 2007 and 2006*
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005*
Consolidated Statements of Shareholders’ Equity and Accumulated Earnings for the Years Ended December 31, 2007, 2006 and 2005*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005*
Notes to the Consolidated Financial Statements*

POST APARTMENT HOMES, L.P.
Consolidated Financial Statements:
Management’s Report on Internal Control over Financial Reporting*
Reports of Independent Registered Public Accounting Firms*
Consolidated Balance Sheets as of December 31, 2007 and 2006*
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005*
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2007, 2006 and 2005*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005*
Notes to the Consolidated Financial Statements *

FINANCIAL STATEMENT SCHEDULE
Schedule III — Real Estate Investments and Accumulated Depreciation*
All other financial statement schedules are omitted because they are either not applicable or not required.

Post Properties, Inc.	1
Post Apartment Homes, L.P.

		Page
(b)	Exhibit Index	3
(c)	Financial Statements of Fifty Percent or Less Owned Persons	4
	PCH Atlanta Venture, LLC
	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	6
	Consolidated Balance Sheet as of December 31, 2007	7
	Consolidated Statement of Operations for the period from May 11, 2007 (inception) to December 31, 2007	8
	Consolidated Statement of Partners’ Equity for the period from May 11, 2007 (inception) to December 31, 2007	9
	Consolidated Statement of Cash Flows for the period from May 11, 2007 (inception) to December 31, 2007	10
	Notes to the Consolidated Financial Statements	11

*	Previously filed with the Form 10-K filed on February 29, 2008

Post Properties, Inc.	2
Post Apartment Homes, L.P.
EX-23.1 CONSENT OF DELOITTE & TOUCHE LLP
EX-23.2 CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

(b) Exhibits

Exhibit
No.		Description
23.1	—	Consent of Deloitte & Touche LLP — Post Properties, Inc
23.2	—	Consent of Deloitte & Touche LLP — Post Properties, Inc. and Post Apartment Homes, L.P.
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

Post Properties, Inc.	3
Post Apartment Homes, L.P.

PCH Atlanta Venture, LLC
(A Delaware Limited Liability Company)
Consolidated Financial Statements
December 31, 2007

Post Properties, Inc.	4
Post Apartment Homes, L.P.

PCH Atlanta Venture, LLC
(A Delaware Limited Liability Company)
Index to Consolidated Financial Statements
For the Period ended December 31, 2007

Post Properties, Inc.	5
Post Apartment Homes, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of

PCH Atlanta Venture, LLC
We have audited the accompanying consolidated balance sheet of PCH Atlanta Venture, LLC and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, members’ equity, and cash flows for the period May 11, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PCH Atlanta Venture, LLC and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the period May 11, 2007 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
/s/Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2008

Post Properties, Inc.	6
Post Apartment Homes, L.P.

PCH ATLANTA VENTURE, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheet
As of December 31, 2007
(In thousands)

Assets
Real estate (notes 1 and 5)
Land	$48,080
Buildings and improvements	126,233
Furniture, fixtures and equipment	3,733
Accumulated depreciation	(1,729)

Total real estate assets	176,317
Cash and cash equivalents	2,357
Accounts receivable	74
Deferred loan costs, net of accumulated amortization of $28 at December 31, 2007	629
Other assets	1,254

Total assets	180,631

Liabilities and members’ equity
Liabilities
Mortgage notes payable	126,723
Accounts payable and accrued expenses, including payables to member of $123 at December 31, 2007	684
Security deposits and prepaid rent	200

Total liabilities	127,607
Commitments and contingences
Members’ equity	53,024

Total liabilities and members’ equity	$180,631

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	7
Post Apartment Homes, L.P.

PCH ATLANTA VENTURE, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Operations
For the Period from May 11, 2007 (inception) to December 31, 2007
(In thousands)

Revenues
Rental	$6,209
Other	447

Total revenues	6,656

Expenses
Personnel	572
Advertising and promotion	101
Utilities	308
Repairs and maintenance	368
Real estate taxes and insurance	882
General, administrative and other	162
Management fees	346
Depreciation and amortization	4,256

Total expenses	6,995

Income (loss) from operations	(339)

Other income (expense)
Interest income	52
Interest expense	(3,188)
Amortization of deferred loan costs	(28)

Total other income (expense)	(3,164)

Net loss	$(3,503)

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc. Post Apartment Homes, L.P.	8

PCH ATLANTA VENTURE, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity
For the Period from May 11, 2007 (inception) to December 31, 2007
(In thousands)

	CH Realty	Post	Total
	IV/CCL Atlanta	Atlanta	Members’
	Investor, L.L.C.	Venture, LLC	Equity

Initial formation capital contributions (note 1)	$27,114	$9,038	$36,152
Additional capital contributions (note 1)	15,746	5,249	20,995
Cash distributions	(465)	(155)	(620)
Net loss	(2,627)	(876)	(3,503)

Members’ equity, December 31, 2007	$39,768	$13,256	$53,024

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc. Post Apartment Homes, L.P.	9

PCH ATLANTA VENTURE, LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Cash Flows
For the Period from May 11, 2007 (inception) to December 31, 2007
(In thousands)

Operating activities
Net loss		$(3,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		4,256
Amortization of deferred loan costs		28
Straight line rent
Changes in operating assets and liabilities:
Accounts receivable		(74)
Other assets		(97)
Accounts payable and accrued expenses		329
Security deposits and prepaid rent		9

Net cash provided by operating activities		948

Investing activities
Property capital expenditures		(316)

Net cash used in investing activities		(316)

Financing activities
Capital contributions		42,860
Proceeds from mortgage notes payable		126,723
Distributions to members		(167,201)
Payments of financing costs		(657)

Net cash provided by financing activities		1,725

Net increase in cash and cash equivalents		2,357
Cash and cash equivalents at beginning of period		—

Cash and cash equivalents at end of period		$2,357

Supplemental disclosure of cash flow information
Summary of initial formation and additional capital contribution transactions (note 1):
Cash contributions	$42,860

Non-cash contributions of real estate assets	$181,380
Cash distributions at real estate contribution dates	(166,581)
Cash impact of other assets and liabilities at real estate contribution dates	(512)

Net non-cash contributions	$14,287

Cash paid for interest totaled $2,773 for the period ended December 31, 2007
The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc. Post Apartment Homes, L.P.	10

PCH ATLANTA VENTURE, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(In thousands)

1.	Organization and Formation

PCH Atlanta Venture, LLC, a Delaware limited liability company, and its subsidiaries (collectively, the “Company”), were formed on May 11, 2007 between Post Atlanta Venture, LLC, a wholly owned subsidiary of Post Apartment Homes, L.P. (collectively “Post”) and CH Realty IV/CCL Atlanta Investor, L.L.C. (“Crow”). The Company was formed to own and operate three multifamily residential communities (the “Communities”), containing 1,202 units, located in Atlanta, Georgia.

At the initial formation date, Post contributed two communities (land, buildings, improvements and fixtures) at an agreed upon value of approximately $120,141 in exchange for a 25% ownership interest in the Company. Crow made an initial cash contribution of $27,114 for a 75% ownership interest in the Company. Simultaneous with the formation of the Company, the Company distributed cash to Post totaling approximately $110,624, a portion of which was funded by the Company through the financing of the communities with mortgage indebtedness totaling approximately $85,723 (see note 4). Upon the completion of the formation transactions, Post’s initial capital contribution in the Company totaled approximately $9,038. In December 2007, Post contributed the third community (land, buildings, improvements and fixtures) at an agreed upon value of approximately $61,239. Crow made an additional capital contribution of $15,746. Simultaneous with this contribution, the Company distributed cash to Post totaling approximately $55,957, a portion of which was funded by the Company through the financing of the community with mortgage indebtedness totaling approximately $41,000 (see note 4). Upon the completion of this contribution transaction, Post’s additional capital contribution in the Company totaled approximately $5,249.

Under the provisions of the limited liability company agreement (see note 3), Post and its affiliates are responsible for the ongoing management of the operations of the Company and the Communities. At December 31, 2007, the physical occupancy for the three communities owned by the Company was 98%, 93% and 97%, respectively.
2.	Summary of Significant Accounting Policies
      Real estate assets, intangible assets and depreciation and amortization
On the dates the Communities were contributed to the Company, the aggregate agreed upon values were allocated to land ($48,080), building, improvements and equipment ($129,650) and identified lease related intangible assets ($3,650) Operating real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation for building, land improvements, furniture, fixtures and equipment is recognized on a straight-line basis over periods of 40, 20 and 5 years, respectively. Lease intangible assets, primarily in-place lease values, are reflected in other assets and amortized over the average remaining lease terms of the leases in-place on the contribution dates (generally five months to seven months). Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives.
The Company evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the

Post Properties, Inc. Post Apartment Homes, L.P.	11

PCH ATLANTA VENTURE, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(In thousands)

theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date.
      Revenue recognition
Residential property is leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. The Company’s Communities are located in Atlanta, Georgia with an economically similar tenant base. As the Company collects rental payments in advance each month, the credit risk associated with the geographic concentration is reduced.
Under the terms of residential leases, the residents of the community are obligated to reimburse the Company for certain water utility usage where the Company is the primary obligor to the public utility entity. This utility reimbursement from residents is reflected as other property revenues in the consolidated statements of operations.
      Use of estimates
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
      Cash and cash equivalents
The Company considers all demand accounts, money market accounts, certificates of deposit and highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
      Income taxes
As the Company has elected to be taxed as a partnership, no federal or state income taxes are payable by the Company, and none have been provided for in the accompanying financial statements. The members will include their share of Company income or losses in their respective income tax returns, as applicable.
      New accounting pronouncements
In 2007, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Company in 2007 and in future periods are discussed below.
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

Post Properties, Inc. Post Apartment Homes, L.P.	12

PCH ATLANTA VENTURE, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(In thousands)

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” was issued in February 2007. SFAS No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company on January 1, 2008. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s financial position and results of operations.
SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R will replace SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Company on January 1, 2009. The Company does not expect that the adoption of SFAS No. 141R will have a material impact on the Company’s financial position and results of operations.
3.	Limited Liability Company Operating Agreement

The operations of the Company are governed by a limited liability company operating agreement (the “Operating Agreement”). The major provisions of the Operating Agreement are summarized below.
      Ownership interests
The ownership interests of the members are as follows:

Crow	75.0%
Post	25.0

100.0%

      Capital contributions
Additional capital contributions, required by the Operating Agreement, will be funded by the members in accordance with their respective ownership interests.
      Income and loss allocations
The income and loss of the Company are generally allocated to the members in a manner consistent with the cumulative allocation of cash flow to the members. This results in income and loss allocations to the members in accordance with their ownership interests until such time as the cumulative preferred return amount has been distributed to the members (see distributions below). Thereafter, cumulative allocations follow the percentage interests used for cash flow distributions.
      Distributions
The Company’s net cash flow from operations, as defined, is distributed monthly to the members in accordance with their percentage interests.

Post Properties, Inc. Post Apartment Homes, L.P.	13

PCH ATLANTA VENTURE, LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(In thousands)

The Company’s net cash flow from the sale or major refinancing of the Company is distributed to the members as follows:
1)	To the members in proportion to each member’s ownership interests until each member receives distributions that result in an amount equal to a 14.5% return on each member’s unreturned aggregate contribution balance, as defined; and

2)	The balance, if any:
a)	One third (1/3) to Post, and,

b)	The remaining two thirds (2/3) in accordance with the respective members’ percentage interests
4.	Mortgage Notes Payable

In connection with the formation of and the contribution of the Communities to the Company, the Company entered into three mortgage note arrangements, each secured by one of the apartment communities. Two of the mortgage notes totaling $85,723 bear interest at a fixed rate of 5.63%, require monthly interest only payments and mature in 2017. The third mortgage note totaling $41,000 bears interest at a fixed rate of 5.71%, requires monthly interest only payments and matures in 2017.
5.	Related-Party Transactions

The real property underlying the Communities is net leased to the Company by Post Apartment Homes, L.P. through 2106. The leases contain a bargain purchase option exercisable by the Company, as defined in the lease agreements.

Under the provisions of the Operating Agreement, Post is responsible for the management of the Venture. In connection with management of the Venture, Post earned fees and received expense reimbursements as follows:

2007
Asset and management fees	$346
Expense reimbursements (primarily personnel costs)	730

$1,076

At December 31, 2007, accounts payable to member represents unreimbursed, management fees, asset management fees and expense reimbursements to Post and its affiliates.
6.	Legal Matters

In November 2006, the Equal Rights Center filed a lawsuit against Post in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by Post, including the Communities. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes, including the Communities. Due to the preliminary nature of the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision. In connection with the formation of the Company, Post agreed to indemnify Crow for any liabilities associated with this litigation caused by conditions existing prior to the contribution of the Communities to the Company.

Post Properties, Inc. Post Apartment Homes, L.P.	14

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
March 24, 2008	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

Post Properties, Inc. Post Apartment Homes, L.P.	15

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By	Post G.P. Holdings, Inc., as General Partner

March 24, 2008	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

Post Properties, Inc. Post Apartment Homes, L.P.	16

Exhibit Index

Exhibit
No.		Description
23.1	—	Consent of Deloitte & Touche LLP — Post Properties, Inc

23.2	—	Consent of Deloitte & Touche LLP — Post Properties, Inc. and Post Apartment Homes, L.P.

31.1	—
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

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

Post Properties, Inc. Post Apartment Homes, L.P.	17