Form 10-K/A
period 2007-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2008-04-29
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 2

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
(404) 846-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value 8 1/2% Series A Cumulative	New York Stock Exchange New York Stock Exchange
Redeemable Preferred Shares, $.01 par value
7 5/8% Series B Cumulative	New York Stock Exchange
Redeemable Preferred Shares, $.01 par value
Securities registered pursuant to Section 12(g) of the Act: None

Name of Each Exchange
Title of each class	on Which Registered

None	None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Post Properties, Inc.	Yes ☑	No ☐
Post Apartment Homes, L.P.	Yes ☐	No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Post Properties, Inc.	Yes ☐	No ☑
Post Apartment Homes, L.P.	Yes ☐	No ☑
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2007 was approximately $2,237,043,221. As of March 31, 2008, there were 44,095,660 shares of common stock, $.01 par value, outstanding.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer	☑	Accelerated Filer ☐

	Non-Accelerated Filer	☐	(Do not check if a smaller reporting Smaller Reporting Company company) ☐

Post Apartment Homes, L.P.	Large Accelerated Filer	☐	Accelerated Filer ☐

	Non-Accelerated Filer	☑	(Do not check if a smaller reporting Smaller Reporting Company company) ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes ☐	No ☑
Post Apartment Homes, L.P.	Yes ☐	No ☑

EXPLANATORY NOTE
     This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2007, initially filed with the Securities and Exchange Commission (SEC) on February 29, 2008 and amended by Amendment No. 1 filed with the SEC on March 25, 2008, to include portions of Part II Item 5 and Part III Items 10 through 14, which were not included in our definitive proxy statement within the required 120-day period. Item 15 of Part IV of the original Form 10-K is also being amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by SEC rules.
     Unless otherwise specifically identified as the original Form 10-K, Amendment No. 1 to the Form 10-K/A or Amendment No. 2 to the Form 10-K/A, any references to the Form 10-K made throughout this document shall refer to the original Form 10-K filed with the SEC on February 29, 2008, as amended by Amendments No. 1 and 2.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The information previously filed in Item 5 of the original Form 10-K filed on February 29, 2008 is incorporated herein by reference.
Stock Performance Graph
     The following shareholder return performance graph compares our performance to the S&P 500 and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts (“NAREIT”). The shareholder return performance graph assumes an investment of $100 in Post Properties and in the two indexes on December 31, 2002 and further assumes the reinvestment of all dividends. Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. The NAREIT equity index includes all tax qualified real estate investment trusts listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ Stock Market. Shareholder return performance presented for the period from December 31, 2002 through December 31, 2007 is not necessarily indicative of future results.

	PPS	NAREIT Equity	S&P 500
Date	Common Stock	REIT Index	Index

Dec-02	$100.00	$100.00	$100.00
Dec-03	126.72	137.13	128.70
Dec-04	168.54	180.43	142.69
Dec-05	205.24	202.38	149.69
Dec-06	244.41	273.34	173.34
Dec-07	195.26	230.45	182.86
     The stock price performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     Robert C. Goddard, III has been a director of Post Properties since May 2002 and Chairman of the Board since February 2003. Since July 2000, Mr. Goddard has been Chairman and Chief Executive Officer of Goddard Investment Group, LLC, a commercial real estate investment firm focusing in the Atlanta, Dallas, Houston, Denver and Miami markets. From 1988 to December 2000, Mr. Goddard served as Chairman and Chief Executive Officer of the NAI/Brannen Goddard Company, a real estate firm. Mr. Goddard is 53 years old.
     David P. Stockert has been a director of Post Properties since May 2002. Since July 2002, Mr. Stockert has been President and Chief Executive Officer of Post Properties. From January 2001 to June 2002, Mr. Stockert served as Post Properties’ President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. Mr. Stockert is 46 years old.
     Herschel M. Bloom has been a director of Post Properties since May 1994. Since April 1, 2008 Mr. Bloom is Senior Counsel in the law firm of King & Spalding LLP. Prior to April 2008, Mr. Bloom was a partner with King & Spalding LLP, a position he held for more than the past five years. Mr. Bloom is 65 years old.
     Douglas Crocker II has been a director of Post Properties since May 2004. From 1993 until 2002, Mr. Crocker served as Trustee, President and Chief Executive Officer of Equity Residential, a real estate investment trust focusing on apartment communities. He served as Vice Chairman of the Board of Trustees of Equity Residential from January 2003 through May 2003. In addition to serving on a number of nonprofit boards, Mr. Crocker also is a director of REIS, Inc., Ventas, Inc. and Acadia Realty Trust. Mr. Crocker is 67 years old.
     Walter M. Deriso, Jr. has been a director of Post Properties since May 2004. Mr. Deriso currently serves as Chairman of the Board of Atlantic Capital Bank, a commercial banking and financial services company. From 1997 to February 2005, Mr. Deriso served as Vice Chairman of Synovus Financial Corp., a diversified financial services company. Mr. Deriso also served as Chairman of the Board of Security Bank and Trust Company of Albany, a subsidiary of Synovus, through July 2006. Mr. Deriso is 61 years old.
     Russell R. French has been a director of Post Properties since July 1993. Mr. French is currently a special limited partner of Moseley & Co. VI, LLC and has held this position since 2007. Mr. French was previously a member of Moseley & Co. III and a partner of Moseley & Co. II, positions he had held for more than the past five years. In addition, Mr. French has been a member of MKFJ-IV, LLC since 1998 and a member of Moseley & Co. V, LLC since 2000. Each of Moseley & Co. III, MKFJ-IV, LLC and Moseley & Co. V, LLC is the general partner of a venture capital fund. Mr. French is 62 years old.
     Charles E. Rice has been a director of Post Properties since 1997. Since January 2001, Mr. Rice has been Chairman of Mayport Venture Partners LLC, a venture capital firm. From December 1998 until January 2001, Mr. Rice served as Vice Chairman of Corporate Development of Bank of America. Mr. Rice served as the Chairman of NationsBank, Inc. (currently Bank of America, Inc.) from January 1998 to October 1998. Mr. Rice served as the Chief Executive Officer of Barnett Banks, Inc. from 1979 until January 1998 and as the Chairman of the Board of Barnett Banks, Inc. from 1984 until January 1998. He is also a member of the Florida Council of 100. Mr. Rice is 72 years old.
     Stella F. Thayer has been a director of Post Properties since September 2005. Ms. Thayer is currently, and has been for more than the past five years, an attorney and shareholder of the law firm of Macfarlane Ferguson & McMullen. She is also the President, Treasurer and a director of Tampa Bay Downs, Inc., a member of the Florida

Council of 100, on the Board of Trustees of the University of South Florida Foundation and on the Board of Advisors of Columbia Law School. Ms. Thayer is 67 years old.
     Ronald de Waal has been a director of Post Properties since May 2000. Since 1983, Mr. de Waal has been Chairman of the Board of We International b.v., a Netherlands corporation, which operates fashion specialty stores in Belgium, the Netherlands, Switzerland, Germany and France. Mr. de Waal is also a director of Saks Incorporated. Mr. de Waal is 56 years old.
Audit Committee
     The Audit Committee currently consists of Messrs. Deriso, French and Rice and Ms. Thayer. The board of directors has determined that Mr. French, the committee chairman, qualifies as an “audit committee financial expert” within the meaning of SEC rules and regulations. All committee members are independent as defined in applicable SEC and New York Stock Exchange (NYSE) rules and under the director independence standards specified in our Corporate Governance Guidelines. During 2007, the committee held seven meetings. The committee chairman also held other meetings with management and/or our independent registered public accounting firm during the year.
Committee Charters and Corporate Governance Guidelines
     The charters of each of the Audit Committee, the Executive Compensation and Management Development Committee, the Nominating and Corporate Governance Committee and the Strategic Planning and Investment Committee and our Corporate Governance Guidelines may be accessed on our website at www.postproperties.com by clicking on the Investor Relations link, followed by the Corporate Governance tab, and are available in print upon request from our Corporate Secretary.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file with the SEC certain reports with respect to each such person’s beneficial ownership of our equity securities. Based solely upon a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2007 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).
Shareholder Nominations
     There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors since the Company last disclosed such procedures in the Proxy Statement for its 2007 Annual Meeting of Shareholders.
Communications with the Board of Directors
     The board of directors has adopted a policy and process to facilitate communications with our directors as a group and our non-management directors as a group. Shareholders and interested parties who wish to communicate directly with the board of directors may do so by writing to Post Properties, Inc., One Riverside, 4401 Northside Parkway, Suite 800, Atlanta, Georgia 30327-3057, Attn: Corporate Secretary, or by sending electronic mail to directors@postproperties.com. The Corporate Secretary will forward all such communications to directors.
Executive Sessions of Non-Management Directors
     Pursuant to the Corporate Governance Guidelines, Robert C. Goddard, III, our non-executive chairman of the board, presides at regularly scheduled executive sessions of our non-management directors.

Corporate Governance Filings
     On June 12, 2007 we filed with the NYSE, the Annual CEO certification regarding the NYSE’s corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this Form 10-K and to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 the applicable certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.
ITEM 11. EXECUTIVE COMPENSATION
     The following discussion of executive compensation contains descriptions of various employee benefit plans and employment-related agreements. These descriptions are qualified in their entirety by reference to the full text or detailed descriptions of the plans and agreements, which are filed as exhibits to, or incorporated by reference into, this Form 10-K.
Compensation Discussion and Analysis
Executive Compensation Philosophy
     Our mission is to deliver superior satisfaction and value to our residents, associates and investors. Our vision is to be the first choice in quality multi-family living. Our core values include: performance and accountability, honesty and integrity, innovation, quality, service and teamwork. To achieve our business strategies, it is critical that we are able to attract, retain, and motivate highly talented individuals at all levels who are committed to our mission, vision and values.
     Our compensation programs, for executives and non-executives alike, are designed with our mission, vision and values in mind. Through our compensation programs, we strive to achieve the following objectives:
•	foster a high performance culture that appropriately motivates our associates,

•	link compensation to the achievement of our strategic and financial objectives,

•	drive shareholder value creation, and

•	attract and retain high-caliber talent.
     Total compensation for our executives is oriented more toward incentive pay components rather than base salary, as we believe that the majority of our executives’ total compensation should be “at risk.” Target compensation opportunities are generally established at the market median of comparable Real Estate Investment Trusts, or REITs. In general, we believe that median levels of competitive pay are warranted when we achieve our internal targets, and when we perform at the median relative to our peers. Actual compensation may be above or below the targeted level, based on our actual performance against a combination of corporate and business unit/leadership measures. We have not guaranteed our executives any minimum cash incentive or equity incentive payments, and in the event of poor performance, executives could receive no incentive compensation for the year.
Named Executive Officers for 2007
     Our Named Executive Officers (NEOs) include our Chief Executive Officer, our Chief Financial Officer, and the three other most highly compensated executive officers ranked by their total compensation. For 2007, our NEOs include Mr. David P. Stockert, President and Chief Executive Officer; Mr. Christopher J. Papa, Executive Vice President and Chief Financial Officer; Mr. Thomas D. Senkbeil, Executive Vice President and Chief Investment Officer; Mr. Thomas L. Wilkes, Executive Vice President and President, Post Apartment Management; and Ms. Sherry W. Cohen, Executive Vice President and Corporate Secretary.

Executive Compensation and Management Development Committee Procedures
     The Executive Compensation and Management Development Committee (the Committee) of the board is responsible for:
•	annually reviewing and approving our goals and objectives for executive compensation,

•	annually reviewing and approving for the NEOs (1) annual base salary levels, (2) annual cash incentive opportunity levels, (3) long-term incentive opportunity levels, and (4) special or supplemental benefits or perquisites (if any),

•	annually approving actual annual cash incentive and shareholder value plan payouts,

•	reviewing and approving employment agreements, severance arrangements and change of control agreements for the senior executive officers, as appropriate,

•	making recommendations and reports to the board of directors concerning matters of executive compensation,

•	administering our executive incentive plans, including equity plans, and

•	reviewing compensation plans, programs and policies.
Compensation Consultant
     Since 2006, the Committee has engaged Frederic W. Cook & Co. (Cook) as its independent compensation consultant to advise the Committee with respect to compensation program design, the components of our executive compensation programs, and amounts to be paid to our NEOs. Cook also advises the Committee with respect to the design of our compensation program for non-employee directors, and provides the Committee with information on executive compensation trends and best practices. In addition, Cook assisted in preparing the executive compensation sections of this Annual Report on Form 10-K, including this Compensation Discussion and Analysis. All of Cook’s work is done at the direction of or on behalf of the Committee. Although the Committee considers the advice of its independent consultant, the Committee has the final decision-making authority with respect to all elements of compensation.
Role of Executive Officers in the Compensation Process
     Our Chief Executive Officer provides his assessment of the individual performance achievement of the executives who report to him. This individual performance assessment determines a portion of annual incentive compensation for each executive, and impacts decisions on long-term incentive grants. In addition, our Chief Executive Officer provides input on salary increases and increases to incentive compensation opportunities for executives, with the close involvement of the Senior Vice President, Human Resources. The Committee considers these recommendations when determining salary increases, awarding incentive compensation and setting incentive opportunities for the coming year. In addition, our Chief Financial Officer analyzes the financial implications of various executive compensation plan designs.
Annual Review of Executive Compensation
     In the fall of 2006, the Committee engaged Cook to conduct a comprehensive review of our executive compensation program design and structure. As part of this review, Cook provided a competitive analysis of the impact of our equity compensation programs on earnings and shareholder dilution. The results of the review along with Cook’s preliminary recommendations were presented and discussed with the Committee in November 2006.
     With regard to competitive compensation benchmarking, it is our practice to conduct a competitive compensation benchmarking analysis of our Section 16 officers every year and to conduct a competitive compensation analysis for the broader group of executives (approximately 25-30 individuals) every other year. Pursuant to this practice
•	In the fall of 2006, the Committee engaged FPL Associates to provide competitive compensation benchmarking data for 28 Company executives, 22 of whom, including our NEOs, form our Management Committee. Competitive compensation data were collected from two public REIT peer groups: an “Asset-Based” group and a “Size-Based” group. The Asset-Based peer group included eleven public multi-family REITs. The Size-Based peer group included twelve public REITs, in a variety of asset classes, of similar size to the Company in terms of market and total capitalization. In addition, a private developer peer group was used for selected development positions, and non-real estate compensation information was provided for selected corporate positions. These peer groups were selected by FPL with input from management.

•	In the fall of 2007, the Committee engaged Cook to provide a competitive benchmarking analysis of the compensation levels of our top six (Section 16) executive officers. Cook used the same two REIT peer groups that were established for the 2006 study. The results of this benchmarking exercise were reviewed with the Committee and used to set 2008 compensation levels.
     For our NEOs, we focus on the public REIT data, as we believe these companies have the most comparable positions. The REIT peer groups used in the 2006 and 2007 studies included the following REITs:

Asset-Based Peer Group	Size-Based Peer Group
Apartment Investment & Mgt. Co.	Alexandria Real Estate Equities
Archstone-Smith Trust	Corporate Office Properties Trust
Associated Estates Realty Corp.	Cousins Properties Incorporated
AvalonBay Communities, Inc.	Equity One, Inc.
BRE Properties	FelCor Lodging Trust Incorporated
Camden Property Trust	First Industrial Realty Trust
Colonial Properties Trust	Lexington Corporate Properties Trust
Essex Property Trust	Mid-America Apartment Communities
Home Properties, Inc.	Nationwide Health Properties, Inc.
Mid-America Apartment Communities	Pennsylvania Real Estate Investment Trust
UDR, Inc.	Realty Income Corporation
Washington Real Estate Investment Trust
     Based on the results of the 2007 study, the data indicated the following:
•	As compared to the Asset-Based peer group, the data indicated that total direct compensation levels (base salary plus annual bonuses, plus the grant-date present value of long-term incentives) for our NEOs were generally below the market median, significantly so for Messrs. Stockert and Papa.

•	As compared to the Size-Based peer group, the data indicated that total direct compensation levels for Messrs. Stockert and Wilkes were below the 25th percentile, and for the other NEOs were generally at or above the median.
     Each year, management compiles the peer group data for the Committee and prepares compensation tally sheets for each member of the Management Committee. The tally sheets summarize, by individual executive, a two-year history of compensation paid, proposed compensation for the current year, and proposed target compensation for the upcoming year. For comparison purposes, competitive median compensation levels from both peer groups, where available, are either included in the tally sheets or reviewed with the Committee by Cook. The tally sheets also detail each executive’s long-term incentive awards since 2001 and the applicable vesting dates. In 2007, the tally sheets also included a sensitivity analysis of the aggregate value of these awards at various stock prices.
     The proposed 2007 compensation amounts included on the tally sheets are initially determined based on the target compensation opportunities set forth at the beginning of the year and an assessment of Company and individual performance for each executive. The CEO proposes the compensation amounts for the current year for executives other than himself, and the Committee sets forth a proposed compensation amount for the CEO as a starting point for discussion. The proposed compensation targets for 2008 are initially determined with reference to the competitive market data (we target the competitive median), as well as historical adjustments to each executive’s earnings opportunity, the relationship between executives (internal pay equity), and a subjective assessment of individual performance and future potential. At the request of the Committee, Cook reviews the information compiled by management and provides competitive data and guidance with respect to interpretation of the competitive data and emerging market trends that may impact the initially proposed amounts.

     The tally sheets and management’s proposals were presented and discussed at the January 25, 2008 Committee meeting. No decisions were made at this meeting; rather, the purpose of this meeting was to allow the Committee to develop an understanding of the information presented and the rationale for each recommendation, and to engage in meaningful dialogue. One significant area of discussion among management, the Committee, and Cook was the way in which long-term incentive compensation values earned for 2007 performance should be delivered, in light of our initiation of a formal process to pursue a possible business combination.
     Over the next week, the Committee chair discussed the proposals with other members of the Committee and with Cook. At the January 31, 2008 meeting, the Committee approved incentive compensation awards with respect to 2007 performance, base salaries for 2008, and incentive compensation targets for 2008. Base salaries and other compensation awards for 2007 and 2008 targets are discussed in more detail below.
Compensation Elements
     Our executive compensation program has the following elements:
•	base salary,

•	annual cash incentives,

•	long-term cash and equity incentives, and

•	benefits and limited perquisites.
Base Salary
     Our base salary program is designed to provide a secure amount of cash compensation that is competitive with salaries of executives at the peer group REITs outlined above. Our base salaries are generally targeted at market median, but may be higher or lower than market median based on considerations including individual performance over time, experience level and each individual’s role and responsibilities in the organization. In some cases, base salaries are also set by employment agreements negotiated in connection with recruiting or retaining a senior executive.
     Base salaries are not subject to any automatic annual cost of living or similar adjustments, and are increased only at the Committee’s discretion. In making its decisions about annual salary increases, the Committee takes into account the executive’s performance, our overall financial performance and changes in the competitive marketplace. The Committee considers a number of factors when evaluating individual performance, including the executive’s contribution to:
•	generating favorable financial performance,

•	achieving the objectives set forth in our strategic plan,

•	promoting our values,

•	improving product and service quality,

•	developing strong relationships with residents, suppliers and employees, and

•	demonstrating leadership abilities.
     Despite the fact that Mr. Stockert’s base salary was below the market median, the Committee decided that his salary increase percentage should be in the same range as percentage increases for other employees of the Company (1-3% for 2007 and 3-4% for 2008). The competitive review indicated that base salaries for the other Named Executive Officers were generally in the median range. The Committee decided to provide adjustments between 0.8% and 2.9% for 2007 and between 3.5% and 3.7% for 2008 for these executives. These increases were the result of the process described above.

     The table below summarizes the 2006, 2007 and 2008 base salaries for each NEO.

	2006	2007	%	2008	%
NEO	Salary(1)	Salary	Increase	Salary	Increase
David P. Stockert	$397,200	$405,000	2.0%	$420,000	3.7%
Christopher J. Papa	$322,200	$330,000	2.4%	$342,000	3.6%
Thomas D. Senkbeil	$372,200	$375,000	0.8%	$388,000	3.5%
Thomas L. Wilkes	$337,200	$340,000	0.8%	$352,000	3.5%
Sherry W. Cohen	$272,200	$280,000	2.9%	$290,000	3.6%

(1)	2006 salary includes $7,200 auto allowance, which was eliminated in 2007.
Annual Cash Incentives
     The purpose of the annual cash incentive plan is to provide at-risk cash compensation contingent upon achieving annual corporate and individual objectives. The plan is structured to foster teamwork among the executive officers, to focus efforts on corporate results that directly impact shareholders and to link individual performance to our strategic plan.
     Our annual incentive plan promotes our pay-for-performance philosophy through the use of our “Partners in Performance” framework. Through this framework we communicate to our senior management specific annual corporate and business unit/leadership performance goals based on our strategic plan, and reward them if they achieve those goals.
•	Allocation Between Corporate and Business Unit/Leadership Performance. For 2007, corporate performance determined 80% of the Chief Executive Officer’s annual incentive opportunity, and 40% of annual incentive opportunity for other NEOs, with business unit/leadership performance determining the balance. The Committee chose to have a higher portion of the Chief Executive Officer’s annual incentive opportunity determined by corporate performance, because the Committee believes that the Chief Executive Officer should have most, if not all, of his annual incentive opportunity tied to the performance of the Company as a whole. For other NEOs, the Committee chose to have a higher percentage allocated to business unit/leadership performance, to focus these executives on their specific areas of responsibility, in addition to focusing them on overall corporate performance.

•	Corporate Financial Measure. In 2007, Funds from Operations (FFO)[1] per share was the primary corporate performance measure. Target FFO per share for 2007 was $2.025, which corresponded to our internal budgets and goals. Achievement of between 98% and 102% of the target FFO per share goal pays 100% of target. FFO per share achieved in 2007 was $2.00, which was within the target range.

	2007 FFO	% of Target	% of Target
	per Share	FFO/Share	Payout
	Goal	Performance	Increase
Threshold	$1.823	90%	50%
Target Range	$1.985-$2.066	98%-102%	100%
Maximum	$2.126	105%	150%

[1]	We use the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is defined by NAREIT as net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciable property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. FFO is a supplemental non-GAAP financial measure. For a further discussion of FFO and a reconciliation of net income available to common shareholders to FFO, refer to pages 48 through 49 of our original Form 10-K filed on February 29, 2008.

The Committee has decided to continue to use FFO per share as the primary corporate performance measure for 2008, with the target expected to correspond to our internal budget, because it believes that this measure is the most reflective of our short-term operating performance. It is also the metric that potential and current investors use to measure our profitability against other REITs and to make decisions about investments in our common stock. As announced on January 23, 2008, the board authorized management to initiate a formal process to pursue a business combination or other sale transaction and to seek proposals from potentially interested parties. The Committee has determined not to set the target FFO per share goal for 2008 while the process is pending.

•	Business Unit/Leadership Measures. Specific business unit/leadership goals are established for each executive. With respect to executives other than himself, the CEO provides input on each executive’s performance along with each of his or her business unit/leadership goals. The Committee evaluates the performance of the CEO relative to his leadership goals. The Committee also reviews the CEO’s evaluation of the performance of each of the other NEOs. The goals relate to, among other things, the success of specific acquisitions, developments, redevelopments, renovations, condo sales, dispositions and joint ventures; leasing results at particular properties; cost savings achievements at both property and corporate levels; expanding presence in particular markets; performance relative to peer REITs in particular markets; resident satisfaction scores; associate satisfaction scores; associate training and development goals; refinancing debt; relationships with shareholders, lenders and rating agencies; software implementations and other technology initiatives; and industry association awards. For 2007, the Committee determined that each of the NEOs successfully met or performed at target for his or her business unit/leadership goals. The payouts for achievement of specific business unit/leadership goals will be based on the performance guidelines outlined in the following table:

Significantly Exceeds	111 — 115%
Meets and Exceeds	101 — 110%
Successfully Meets	100%
Underperforms	0 — 90%
     Cash incentive payments for 2007 were paid at the target level as approved at the Committee’s January 31, 2008 meeting. Upon recommendation of Cook, the Committee made the decision to increase target bonuses for 2008 based on the peer group analysis described above, as well as each executive’s continued strong performance and development.
     The table below illustrates 2007 target and actual cash incentive awards, along with 2008 cash incentive opportunities for each NEO.

	2007			2008
	Target		Actual	Target
NEO	% Salary	$	$	% Salary	$
David P. Stockert	80%	$325,000	$325,000	100%	$420,000
Christopher J. Papa	61%	$200,000	$200,000	75%	$256,000
Thomas D. Senkbeil	60%	$225,000	$225,000	75%	$291,000
Thomas L. Wilkes	59%	$200,000	$200,000	75%	$264,000
Sherry W. Cohen	50%	$140,000	$140,000	60%	$174,000
Long-Term Cash and Equity Incentive Compensation
Objectives of our Long-Term Incentive Program
     The objectives of our long-term incentive plan are to align executive compensation more closely with shareholder interests, such as long-term corporate performance and stock price appreciation, and to retain our key executives. Prior to the 2007 awards (granted in January 2008), our long-term incentive awards used a combination of stock options with stock appreciation rights, restricted stock, and our Shareholder Value Plan (each of which are described in detail below). The Committee believed this mix of incentives enabled us to effectively achieve our long-term incentive compensation objectives.

Total Long-Term Incentive Award Values and Grant Type Mix
     Each year, the Committee determines aggregate long-term incentive grant values for each executive based on multiple factors including competitive levels of compensation among comparable REITs, corporate and individual performance, the executive’s level of responsibility and the level of compensation provided to comparable positions within our organization (internal equity). It is primarily our Company’s future performance, however, that impacts the value of long-term incentive grants. That is, the ultimate value earned by the employee depends on the Company’s performance from the date of grant to the vesting date or end of the performance period.
     With respect to 2006 awards (granted in 2007), the long-term incentive grant values to NEOs were to be allocated among each component (by grant-date present value) as follows: 40% for restricted stock, 40% for stock options and 20% for the Shareholder Value Plan (valued at target). These grants were made on February 2, 2007 and are reflected in the 2007 Grants of Plan-Based Awards Table.
     For 2007 awards (granted in 2008), the Committee had originally determined that long-term incentive values would be divided equally among the three components for the NEOs, to provide more balance and increase the weighting of the Shareholder Value Plan. In the past, we have granted stock options to motivate executives to create long-term shareholder value, which in turn should increase our share price. Our stock options are granted with a ten-year contractual term, and they are valued using a five-year expected term. In other words, the intended value of an option grant is based on the assumption that option holders have several years to contribute to long-term shareholder value creation and therefore realize the full value potential of their options. Because we initiated a formal process to pursue a possible business combination or other sale transaction, there is a possibility that our Company will be sold within the year and our common stock will no longer be traded on the open market. If such a sale occurs, the vesting of long-term incentive compensation awards will accelerate and all awards are expected to be redeemed for cash. If we had granted options in January 2008, and a sale occurs within one year such that the options are cashed-out, there will not have been enough time for option holders to realize the full potential of the stock options, and therefore there will be a disconnect between what we intended to grant (and the expense associated with that grant), and what we were able to deliver that has nothing to do with our Company’s and our executives’ actual performance.
     Therefore, the Committee decided that long-term incentive grant values with respect to 2007 performance for each NEO would be allocated two-thirds in restricted stock value and one-third in Shareholder Value Plan (valued at target). The following table illustrates the long-term incentives provided to each NEO on January 31, 2008, granted with respect to performance in 2007.

	Long-Term Incentive Awards for 2007 Performance
	(granted January 31, 2008)
	Restricted Stock (RS)		SVP Target	Total		Mix of Elements
NEOs	($)(1)	# Shares	($)	($)	RS	SVP
David P. Stockert	$600,023	14,195	$300,000	$900,023	67%	33%
Christopher J. Papa	$400,001	9,463	$200,000	$600,001	67%	33%
Thomas D. Senkbeil	$400,001	9,463	$200,000	$600,001	67%	33%
Thomas L. Wilkes	$400,001	9,463	$200,000	$600,001	67%	33%
Sherry W. Cohen	$250,027	5,915	$125,000	$375,027	67%	33%

(1)	Granted at share price of $42.27, the closing price of our common stock on the NYSE on January 31, 2008.
     When converting dollar values to shares of restricted stock, the number of shares of restricted stock was rounded up to the nearest whole share. Because these awards were granted in 2008, they are not reflected in the Summary Compensation Table nor are they disclosed in the Grants of Plan-Based Awards table. The awards reported in the Grants of Plan-Based Awards table are awards made in January of 2007 with respect to performance in 2006.

     Grants of equity compensation are made under our shareholder-approved 2003 Incentive Stock Plan (the Incentive Stock Plan), which allows the Committee to grant stock options with stock appreciation rights and make restricted stock grants to our key employees and outside directors. Shareholder Value Plan awards are provided through a separate, shareholder-approved plan.
Stock Options
     Stock options reward our executives for increases in the value of our common stock. They are “pay-for-performance” because they have no value unless the share price appreciates. We recognize that options have high share price “leverage” and, as a result, tend to be a high-risk, high-reward long-term incentive vehicle. However, we believe they provide a good balance between the other two components of our long-term incentive program. The multi-year vesting of our stock options also serves as a retention incentive for our executives.
     Options are granted with exercise prices equal to the fair market value (closing price) of our common stock on the date of grant. Subsequent to the year ended December 31, 2005, option grants include a stock-settled stock appreciation right, or SAR, feature that allows the option holder to receive the net appreciation of the underlying option in shares of our common stock. In this way, fewer shares are consumed from our Incentive Stock Plan than through a traditional cashless option exercise through a broker. Annual option grants have ten-year terms and generally vest in three equal annual installments. From time to time, special grants of options have been made to executives for retention purposes. These special option grants generally vest in five equal annual installments. Vesting accelerates upon death, disability, approved retirement, or upon a change of control, as defined in our Incentive Stock Plan. Upon termination for any other reason, unvested options are forfeited, unless specified differently in employment and change of control agreements. For all options granted subsequent to the year ended December 31, 2005, upon termination for any reason other than cause, options remain outstanding for one year (or the remaining term, if shorter); upon termination for cause, all options are immediately forfeited, in each case, unless specified differently in employment or change of control agreements.
     As discussed above, the Committee decided not to grant stock options in 2008 for 2007 performance.
Restricted Stock
     We grant restricted stock because we believe it aligns the interests of our executives with those of shareholders by creating a strong incentive to create and preserve long-term shareholder value. Through restricted stock, our executives, like our shareholders, share both the risks and rewards of stock ownership. In addition, restricted stock rewards total shareholder return, whether delivered through share price appreciation or dividends. We believe this is appropriate since, as a REIT, our high dividend distribution requirements lead to a significant portion of our total shareholder return delivered through our dividends. Through multi-year vesting, the restricted stock grants also serve as a retention device.
     The above-described annual restricted stock grants made in 2008 vest in three equal annual installments beginning on December 31, 2008, and the restricted stock grants made in 2007 vest in three equal annual installments beginning on December 31, 2007. From time to time, special grants of restricted stock have been made to executives for retention purposes. These shares vest ratably over longer periods (either five or eight years). Dividends are paid in cash on unvested shares. For restricted stock grants made on or after February 2, 2007, vesting accelerates upon death, disability, approved retirement, or upon a change of control, as defined in the Incentive Stock Plan, to be consistent with the treatment of stock options upon the same termination scenarios. For grants made prior to February 2, 2007, unvested restricted stock is forfeited upon termination resulting from death, disability or retirement. Upon termination for other reasons, unvested restricted stock is forfeited, unless specified differently in employment or change of control agreements.
Shareholder Value Plan
     The Shareholder Value Plan is designed to reward relative total shareholder return performance as compared to other equity REITs, against which we compete for executive talent and investment dollars. This provides a balance between rewards for absolute share price and total shareholder return performance that are provided by the other long-term incentive compensation components. Under the Shareholder Value

Plan, participants are each given a target incentive award, expressed as a dollar value. Each participant has the opportunity to earn between 0% and 300% of the target award based on our total shareholder return (TSR) relative to the total shareholder return of the equity REITs in the NAREIT Total Return Index over a three-year period. A new three-year performance period begins each year. Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. The NAREIT equity index includes all tax qualified real estate investment trusts listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ Stock Market.
     Payouts as percentages of target are based on our total shareholder return percentile ranking for the three-year period. As part of the 2006 compensation review, the Committee found that the payout matrix under the Shareholder Value Plan was not delivering compensation awards commensurate with our level of performance and desired competitive position (market median compensation for target or median level performance), as evidenced by payouts below 100% of target, despite above-median performance during the past two performance periods. At Cook’s recommendation, the Committee revised the payout matrix for the 2007-2009 performance period to provide a payout of 100% of target for performance at the 50th percentile, with above-target payouts for above-median performance, as illustrated in the table below. Maximum payouts remain at 300% of target for 90th percentile performance or above.

Post’s 3-Yr. TSR	Payout (% of Target)
Ranking vs. Equity	(for performance
REITs in NAREIT Index	periods beginning
(Percentile Ranking)	1/1/07)
90th +	300%
85th	267%
80th	233%
75th	200%
70th	180%
65th	160%
60th	140%
55th	120%
50th	100%
< 50th	0%
     The payout matrix for performance periods beginning prior to January 1, 2007 is illustrated in the table below with interpolation between points.

Post’s 3-Yr. TSR	Payout (% of Target)
Ranking vs. Equity	(for performance
REITs in NAREIT Index	periods beginning
(Percentile Ranking)	prior to 1/1/07)
90th +	300%
85th	250%
80th	200%
75th	175%
70th	150%
65th	125%
60th	100%
55th	75%
50th	50%
< 50th	0%

     The program was implemented in 2002, and payouts for performance periods completed since the program’s inception are as follows:

	TSR
	Percentile	Payout
Performance Period	Ranking	(% of Target)
2002-2004	8th %ile	0%
2003-2005	58th %ile	90%
2004-2006	54th %ile	70%
2005-2007	50th %ile	50%
Special Restricted Stock Grant to Chief Financial Officer
     At the February 2, 2007 meeting, the Committee granted Mr. Papa a special restricted stock award, equal in value to $400,000 at the date of grant, to reward his performance, recognize his importance to the organization and ensure his continued employment. Mr. Papa’s special restricted stock award of 8,334 shares of restricted stock vests in five equal annual installments beginning on December 31, 2007.
Timing of Awards/Equity Award Granting Policy
     The Committee approves all grants of stock options and shares of restricted stock to employees and directors. The Committee determines grants to the CEO and reviews recommendations for and approves equity compensation grants to other executives on the Management Committee. The Committee also approves grants to other executives and associates, but generally approves an aggregate pool of grants, the allocation of which is recommended by management.
     Annual grants are made at a scheduled Committee meeting in the first quarter of the fiscal year, generally in January or February. For grants with respect to 2007 performance, the Committee approved grant values and made the grants at the meeting on January 31, 2008. These values were converted to restricted stock based on $42.27, the closing price of our common stock on the meeting date. For other equity awards (e.g., new hire grants, promotional grants, or other special grants), the grant date is the approval date or the hire or promotion date. The grant price is the closing price on the date of grant.
Loans to Executive Officers
     We made loans to certain executive officers in 1999 and 2001. The purpose of these loans was generally to facilitate the executive’s purchase of our common stock. Some of these loans included forgiveness provisions where the principal amount would be forgiven in annual installments over five or ten years. In this way, these loans were economically similar to a restricted stock grant with annual installment vesting. All of the loans bear interest at 6.32%. Interest is payable quarterly and the loans are due in full on the earlier of (1) the tenth anniversary of the date of the note or (2) 30 days after the employee ceases for any reason to be an employee of the Company. The loans were made prior to July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002. Pursuant to the Sarbanes-Oxley Act, we may not extend further loans or change the payment terms of existing loans, but we may allow these loans to remain in place under their original terms. During 2007, Mr. Stockert had two outstanding loans, and we forgave $100,000 of the outstanding balance under one of the loans. For further details regarding this loan, see “Certain Relationships and Related Party Transactions, and Director Independence — Loans to Executive Officers.”
Employee Stock Purchase Plan
     To encourage ownership of our stock among employees, we maintain a non-qualified employee stock purchase plan (ESPP) which allows eligible participants to purchase our common stock through payroll deductions or contributions of cash. Eligible participants include employees and non-employee directors. The purchase price is 85% of the lesser of the closing price per share on the first trading day of the purchase period or the closing price per share on the last trading day of the purchase period. There are two six-month purchase periods each year, and the maximum purchase amount is $100,000 per year. Because our ESPP includes a purchase price “look-back” and our purchase discount is higher than 5%, our ESPP is deemed compensatory. Compensation cost is calculated under SFAS 123R and accrued over the purchase period. Because this stock purchase discount is generally available to all salaried employees, no disclosure of the cost attributable to purchases by our NEOs is required in the Summary Compensation Table.
Deferred Compensation Plan
     We maintain a board-approved Deferred Compensation Plan for directors and eligible employees, to provide them the opportunity to defer compensation and the associated income taxes, and to allow for investment growth on the deferred amounts on a pre-tax basis. Employee participants may voluntarily defer all or a portion of base salary and/or bonus into the plan’s “benchmark investment alternatives” similar to those provided in our 401(k) plan. Non-employee director participants may defer cash fees into our common stock. The plan does not permit us to make Company contributions to employee and director accounts. For further details about the Deferred Compensation Plan, see the Non Qualified Deferred Compensation table and related narrative disclosure.
Benefits and Perquisites
     The NEOs participate in the same benefits programs as all of our employees, including health, dental and vision insurance, group term life and accidental death and dismemberment insurance, short-term and long-term disability coverage, and participation in our tax-qualified 401(k) plan (our match for 2007 was 50% of each employee’s contributions up to 6% of earnings).
     We provide limited executive perquisites.
•	The Company maintains corporate memberships at certain private clubs, of which Messrs. Stockert, Senkbeil and Wilkes are the “designated members.” These clubs are used for business purposes. We require reimbursement of all expenses associated with any personal use of the clubs.

•	We provide supplemental long-term disability insurance to our executives.

•	We have fractional interests in several aircraft, and we generally do not allow personal use of such aircraft. In 2007, however, our CEO needed to attend a family member’s funeral in a location that was difficult to reach via commercial flights. Therefore, in this limited circumstance, we allowed Mr. Stockert to use the corporate aircraft to attend the funeral in order to limit the amount of interruption to our business. The standard industry fare level for the use of the aircraft was included in Mr. Stockert’s compensation for 2007 and the Company did not provide a tax gross up to Mr. Stockert for such amount.
     The cost of these perquisites did not exceed $31,500 in the aggregate for all of our NEOs in 2007.
Stock Ownership Guidelines
     We implemented stock ownership guidelines in 2007, which require our NEOs and non-employee directors to own and hold our common stock equal in value to a multiple of base salary or annual cash retainer, as follows:

Chief Executive Officer	3x base salary
Other NEOs	2x base salary
Non-Employee Directors	5x annual cash retainer
     NEOs and non-employee directors must achieve the required stock ownership within five years from the implementation of the guideline. Newly elected officers and non-employee directors must achieve the guidelines within five years from the date of their initial election. Shares counted toward the ownership requirement include all shares beneficially owned by an officer or director, as such term is defined under Rule 13d-3 under the Exchange Act, excluding shares that would be deemed to be beneficially owned as a result of the ownership of stock options.
     To facilitate compliance with the guidelines, 50% of the net after-tax profit shares acquired by the executive or director through equity compensation programs (e.g., stock option exercises, earned performance shares and vested restricted stock) must be held until the executive or director satisfies the ownership guidelines. Net after-tax profit shares are the shares remaining after payment of any exercise price and taxes owed at the exercise of any option or stock appreciation right, vesting of restricted stock or earn out of performance shares. If an executive or director fails to comply with the guidelines within five years, 100% of the executive’s or director’s net after-tax profit shares acquired through equity compensation programs must be held until the executive or director meets the guideline.
     As of March 31, 2008, each of our NEOs and non-employee directors beneficially owned shares in excess of the minimum ownership requirement.
Employment Agreements
     We have employment agreements with each of our NEOs. We entered into these agreements to recruit and/or retain each executive. These agreements provide each NEO with a competitive level of financial security in the event of certain involuntary terminations. In particular, these agreements provide for severance in the event of an involuntary termination without cause related to a change of control (as defined below), which allows each executive to remain neutral and encourages each executive to maximize shareholder value in the face of a transaction that could eliminate his or her job. Change of control severance for the NEOs would be provided if the executive is involuntarily terminated without cause, resigns for good reason within a certain period of time following the change of control, or resigns for any reason within the 90-day period commencing on the one-year anniversary of a change of control (commonly referred to as a “modified double trigger”). In return for severance benefits, these agreements protect the Company through certain restrictive covenants (e.g., non-competition, non-solicitation, etc.) for a period of time post-termination. See the discussion under “Employment Agreements” for more detail regarding these agreements.
Effect of Regulatory Requirements on Executive Compensation
     Code Section 162(m). Under Section 162(m) of the Internal Revenue Code (Code), certain limits are placed on the tax deductibility of compensation paid to our Chief Executive Officer and our four other most highly compensated executives unless the compensation meets the requirement for “performance-based compensation” as set forth in the tax law and the related regulations. In designing our compensation programs and practices, we have taken the possible effect of Section 162(m) into account, but we recognize the need to maintain flexibility in establishing compensation plans and arrangements for our executive officers in order to achieve our business objectives. As long as we qualify as a REIT, we do not pay taxes at the corporate level. As such, we believe any loss of deductibility of compensation does not have a significant adverse impact on us. In 2007, all compensation paid to these executives was deductible under Section 162(m). To the extent that any part of our compensation expense does not qualify for deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income tax as ordinary income rather than return of capital, and any such compensation allocated to our taxable REIT subsidiaries whose income is subject to federal income tax would result in an increase in income taxes due to the inability to deduct such compensation. The Committee will continue to use its best judgment when adopting any plan or compensation arrangement by taking into account all factors, including the materiality of any deductions that might be lost as well as the broader interests to be served by paying competitive compensation.
     Code Section 409A. Code Section 409A generally changes the tax rules that affect most forms of deferred compensation that were not earned and vested prior to 2005. Although complete guidance regarding Code Section 409A has not been issued by the Internal Revenue Service, the Committee takes Code Section 409A into account in determining the form and timing of compensation paid to our executives. Our Company operates and administers its compensation arrangements in accordance with a reasonable good faith interpretation of the new rules. See the Non-Qualified Deferred Compensation table and associated narrative for a more detailed discussion of our non-qualified deferred compensation arrangements.
Executive Compensation and Management Development Committee Report
     The Executive Compensation and Management Development Committee of the board consists of the four directors named below, each of whom is independent as defined in applicable SEC and NYSE rules and under the director independence standards specified in our Corporate Governance Guidelines.

     We have the authority to engage an independent compensation consultant or other advisors. We currently use Cook as our independent compensation consultant. Cook does no work for management unless requested by our Committee chairman, receives no compensation from the Company other than for its work in advising the Committee and maintains no other economic relationships with the Company.
     We held six meetings during 2007. The meetings were designed, among other things, to facilitate and encourage free and frank discussion between Committee members and our consultant as well as extensive communication among Committee members, executive management, and other Company personnel involved in executive compensation matters.
     We reviewed and discussed with management the Compensation Discussion and Analysis that appears in this Form 10-K. Based on our review and these discussions with management and our compensation consultant, we recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K for filing with the SEC.
Submitted by the Executive Compensation and Management Development Committee:
Charles E. Rice, Chairman
Walter M. Deriso, Jr.
Russell R. French
Stella F. Thayer
2007 Summary Compensation Table
     The following table sets forth information concerning total compensation for the Named Executive Officers during 2007. The Named Executive Officers are our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers ranked by their total compensation in the table below.

						Non Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(2)	Total ($)(3)	($)(4)	($)
David P. Stockert	2007	405,000	—	337,841	280,462	365,000	118,122	1,506,425
President & Chief Executive Officer	2006	390,000	200,000	282,522	223,318	70,000	121,934	1,287,774
Christopher J. Papa	2007	330,000	—	266,433	149,246	222,500	9,178	977,357
Executive VP & Chief Financial Officer	2006	315,000	160,000	126,143	86,287	—	15,497	702,927
Thomas D. Senkbeil	2007	375,000	—	279,531	256,694	262,500	11,228	1,184,953
Executive VP & Chief Investment Officer	2006	365,000	185,000	216,474	191,684	36,750	22,137	1,017,045
Thomas L. Wilkes	2007	340,000	—	204,522	163,403	222,500	10,328	940,753
Executive VP & President, Post Apartment Management	2006	330,000	170,000	156,509	118,669	35,000	57,667	867,845
Sherry W. Cohen	2007	280,000	—	131,568	101,583	156,000	10,497	679,648
Executive VP & Corporate Secretary	2006	265,000	125,000	101,019	77,052	21,000	16,757	605,828

(1)	In 2007, each of the NEOs contributed a portion of his or her salary to our 401(k) plan. In addition, Ms. Cohen deferred a portion of her salary under the Deferred Compensation Plan, which is included in the 2007 Nonqualified Deferred Compensation table. In 2007, we increased each NEO’s salary by $7,200 to reflect the decision of the Committee to eliminate car allowances.

(2)	Represents the dollar amounts of restricted stock awards and stock option awards recognized for financial reporting purposes for the fiscal year ended December 31, 2007 under SFAS 123R (excluding estimates for forfeitures), rather than amounts paid to or realized by the NEO. Portions of awards granted over several years are included. See Note 9 to the consolidated financial statements in the original Form 10-K filed on February 29, 2008 for the fiscal year ended December 31, 2007 for the assumptions made in determining SFAS 123R values. For restricted stock awards, there can be no assurance that restricted stock awards will vest (in which case no value will be realized by the executive) or that the value received upon the vesting of such awards will be equal to the SFAS 123R value. For stock option awards, there can be no assurance that the options will vest or ever be exercised (in which case no value will be realized by the executive) or that the value received on the exercise of such awards will equal the SFAS 123R value.

(3)	Includes amounts earned with respect to 2007 performance under our annual cash incentive plan, as described under the caption “Annual Cash Incentives” in Compensation Discussion and Analysis as follows: for Mr. Stockert $325,000; for Mr. Papa $200,000; for Mr. Senkbeil $225,000; for Mr. Wilkes $200,000; and for Ms. Cohen $140,000. Also includes awards earned under our Shareholder Value Plan for performance during the three-year performance period ended December 31, 2007, as described under the caption “Long-Term Cash and Equity Incentive Compensation — Shareholder Value Plan” in Compensation Discussion and Analysis as follows: for Mr. Stockert $40,000; for Mr. Papa $22,500; for Mr. Senkbeil $37,500; for Mr. Wilkes $22,500; and for Ms. Cohen $16,000.

(4)	The detail of All Other Compensation for 2007 is as follows:

		Insurance
	401(k) Match	Premiums	Perquisites
Name	($)(a)	($)	($)(b)
David P. Stockert	6,750	3,254	108,118
Christopher J. Papa	6,750	2,428	—
Thomas D. Senkbeil	6,750	4,478	—
Thomas L. Wilkes	6,750	3,578	—
Sherry W. Cohen	6,750	3,747	—

(a)	This column represents amounts contributed by the Company to each NEO’s account under the 401(k) plan. Amounts contributed to the 401(k) plan are calculated on the same basis for all participants including the NEOs.

(b)	This column reports certain perquisites earned by the NEOs in 2007. It includes $100,000 loan forgiveness for Mr. Stockert which is described in more detail in the section entitled “Loans to Executive Officers” in Compensation Discussion and Analysis. Perquisites also include membership dues for private clubs and personal use of Company fractional aircraft interests, none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits for any NEO.
2007 Grants of Plan-Based Awards
     The following table sets forth information with respect to grants of non-equity incentive plan awards, equity incentive plan awards, all other stock awards and all other stock option awards to each of the Named Executive Officers during 2007.

						All Other		All Other		Grant
						Stock		Option		Date
						Awards:		Awards:	Exercise	Fair
						Number of		Number of	or Base	Value of
			Estimated Possible Payouts Under			Shares of		Securities	Price of	Stock and
			Non-Equity Incentive Plan Awards			Stock or		Underlying	Option	Option
			Threshold	Target	Maximum	Units		Options	Awards	Award
Name	Grant Date		($)	($)	($)	(#)		(#)(1)	($/Sh)	($)(2)
David P. Stockert	02/02/2007	(3)	—	137,500	412,500
	02/02/2007					5,730	(4)			275,040
	02/02/2007							38,070	48.00	275,018
	02/02/2007	(5)	—	325,000	487,500
Christopher J. Papa	02/02/2007	(3)	—	100,000	300,000
	02/02/2007					12,501	(6)			600,048
	02/02/2007							27,690	48.00	200,033
	02/02/2007	(5)	—	200,000	300,000
Thomas D. Senkbeil	02/02/2007	(3)	—	100,000	300,000
	02/02/2007					4,167	(4)			200,016
	02/02/2007							27,690	48.00	200,033
	02/02/2007	(5)	—	225,000	337,500
Thomas L. Wilkes	02/02/2007	(3)	—	100,000	300,000
	02/02/2007					4,167	(4)			200,016
	02/02/2007							27,690	48.00	200,033
	02/02/2007	(5)	—	200,000	300,000
Sherry W. Cohen	02/02/2007	(3)	—	62,500	187,500
	02/02/2007					2,605	(4)			125,040
	02/02/2007							17,310	48.00	125,047
	02/02/2007	(5)	—	140,000	210,000

(1)	Represents stock options granted on February 2, 2007. One-third of these options became exercisable on February 2, 2008, one-third will become exercisable on February 2, 2009 and one-third will become exercisable on February 2, 2010. These options include a stock appreciation right (“SAR”) feature as part of the option grant. Pursuant to the SAR feature, the option holder has the choice of receiving the value between the exercise price and the current market price in shares of common stock.

(2)	Represents the full grant-date present value of restricted stock awards and stock option awards granted during 2007 computed in accordance with SFAS 123R. See Note 9 to the consolidated financial statements in the original Form 10-K filed on February 29, 2008 for the assumptions made in determining SFAS 123R values. For restricted stock awards, there can be no assurance that the restricted stock will vest (in which case no value will be realized by the executive) or that the value received upon the vesting of such awards will be equal to the SFAS 123R value. For stock option awards, there can be no assurance that the options will vest or ever be exercised (in which case no value will be realized by the executive) or that the value received on the exercise of such awards will equal the SFAS 123R value.

(3)	Represents possible future payouts to the NEOs under our Shareholder Value Plan for performance during the three-year performance period from January 1, 2007 through December 31, 2009. Our Shareholder Value Plan gives participants the opportunity to receive a percentage of a target award for each performance period based on our total shareholder return in relation to the total shareholder return reported for such period in the NAREIT total return index for all equity REITs whose return is reported in such index. A performance period is a three calendar year period, and a target award will be set for each participant for each performance period. A percentage of a participant’s target award will be payable for a performance period under the plan’s standard benchmark rankings and related target bonus payment percentage only if our total shareholder return for a performance period ranks in the top 50% of all equity REITs whose total shareholder return is reported in the NAREIT total return index for such period. Under the terms of the Shareholder Value Plan, for the 2007-2008 performance period, the threshold and target amounts were the same. Thus, the plan is intended to tie a participant’s payment to our long-term performance relative to the long-term performance of other REITs in providing a total return to our shareholders. The potential payments are performance-driven and therefore at risk. The performance goals and payout multiples are described in further detail in the Compensation Discussion and Analysis. Amounts earned by the NEOs for the three-year performance period from January 1, 2005 through December 31, 2007 are included in the Summary Compensation Table above.

(4)	Represents restricted stock granted on February 2, 2007. One-third of these shares vested on December 31, 2007, one-third will vest on December 31, 2008 and one-third will vest on December 31, 2009. Dividends are paid on all shares of restricted stock.

(5)	Represents possible payouts under an annual cash incentive plan as determined under the Company’s “Partners in Performance” framework. Actual payouts for 2007 have been determined and are reflected in the 2007 Summary Compensation Table. Mr. Stockert’s annual cash incentive was allocated 80% to corporate performance and 20% to business unit/leadership measures. Messrs. Papa, Wilkes and Senkbeil’s and Ms. Cohen’s annual cash incentives were allocated 40% to corporate performance and 60% to business unit/leadership measures. For further detail about the Partners in Performance framework see the discussion under “Annual Cash Incentive” in Compensation Discussion and Analysis.

(6)	Represents restricted stock granted on February 2, 2007. Of these, 4,167 vest as follows: one-third vested on December 31, 2007; one-third vest on December 31, 2008 and one-third vest on December 31, 2009. The remaining 8,334 vest as follows: one-fifth vested on December 31, 2007; one-fifth vest on December 31, 2008, one-fifth vest on December 31, 2009, one-fifth vest on December 31, 2010 and one-fifth vest on December 31, 2011.

2007 Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth information with respect to all outstanding option and stock awards for each of the Named Executive Officers as of December 31, 2007.

	Option Awards						Stock Awards
								Equity
							Equity Incentive	Incentive Plan
		Number of	Number of				Plan Awards:	Awards:
		Securities	Securities				Number of	Market Value
		Underlying	Underlying				Unearned	of Unearned
		Unexercised	Unexercised	Option		Option	Shares That	Shares, That
		Options (#)	Options (#)	Exercise Price		Expiration	Have Not	Have Not
Name	Grant Date	Exercisable	Unexercisable		($)	Date	Vested (#)	Vested ($)(1)
David P. Stockert	05/31/2001	175,000	—		36.47	05/31/2011
	01/30/2003	23,000	—		24.01	01/30/2013
	07/17/2003	140,000	35,000	(2)	26.07	07/17/2013
	01/20/2004	50,000	—		27.98	01/20/2014
	01/18/2005	33,332	16,668	(3)	32.53	01/18/2015
	01/18/2006	20,000	40,000	(4)	40.15	01/18/2016
	02/02/2007	—	38,070	(7)	48.00	02/02/2017
							24,661	866,094
Christopher J. Papa	12/01/2003	20,000	10,000	(5)	28.99	12/01/2013
	01/18/2005	8,333	8,334	(3)	32.53	01/18/2015
	01/18/2006	10,000	20,000	(4)	40.15	01/18/2016
	02/02/2007	—	27,690	(7)	48.00	02/02/2017
							13,251	465,375
Thomas D. Senkbeil	06/03/2003	132,000	33,000	(6)	26.78	06/03/2013
	01/20/2004	30,000	—		27.98	01/20/2014
	01/18/2005	33,332	16,668	(3)	32.53	01/18/2015
	01/18/2006	16,666	33,334	(4)	40.15	01/18/2016
	02/02/2007	—	27,690	(7)	48.00	02/02/2017
							19,168	673,180
Thomas L. Wilkes	02/19/1998	6,667	—		38.94	02/19/2008
	11/20/1998	5,000	—		38.50	11/20/2008
	02/18/1999	20,834	—		36.13	02/18/2009
	02/10/2000	26,316	—		38.13	02/10/2010
	05/31/2001	50,000	—		36.47	05/31/2011
	07/17/2003	30,000	20,000	(2)	26.07	07/17/2013
	01/20/2004	20,000	—		27.98	01/20/2014
	01/18/2005	16,666	8,334	(3)	32.53	01/18/2015
	01/18/2006	10,000	20,000	(4)	40.15	01/18/2016
	02/02/2007	—	27,690	(7)	48.00	02/02/2017
							13,615	478,159
Sherry W. Cohen	02/19/1998	9,915	—		38.94	02/19/2008
	11/20/1998	10,000	—		38.50	11/20/2008
	02/18/1999	42,667	—		36.13	02/18/2009
	02/10/2000	40,000	—		38.13	02/10/2010
	07/17/2003	3,334	—		26.07	07/17/2013
	07/17/2003	30,000	15,000	(2)	26.07	07/17/2013
	01/20/2004	20,000	—		27.98	01/20/2014
	01/18/2005	8,332	4,168	(3)	32.53	01/18/2015
	01/18/2006	5,833	11,667	(4)	40.15	01/18/2016
	02/02/2007	—	17,310	(7)	48.00	02/02/2017
							8,323	292,304

(1)	The market value of the restricted stock awards is based on the closing price of our common stock on the NYSE as of December 31, 2007, which was $35.12.

(2)	Unvested portion vests on July 17, 2008.

(3)	Vested on January 18, 2008.

(4)	One-half of the unvested portion vested on January 18, 2008 and one-half vests on January 18, 2009.

(5)	Vests on December 1, 2008.

(6)	Vests on June 2, 2008.

(7)	Vested one-third on February 2, 2008, one-third vests on February 2, 2009, and the remaining one-third vests on February 2, 2010.
2007 Option Exercises and Stock Vested
     The following table sets forth information concerning the amounts realized upon the exercise of options and on the vesting of stock during 2007 by each of the Named Executive Officers.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)(1)	Vesting (#)	Vesting ($)(2)
David P. Stockert	—	—	10,159	435,038
Christopher J. Papa	—	—	6,638	233,948
Thomas D. Senkbeil	—	—	7,857	345,390
Thomas L. Wilkes	—	—	5,902	246,397
Sherry W. Cohen	8,853	77,231	3,777	156,116

(1)	Amounts reflect the difference between the exercise price of the stock option and the price of our common stock on the NYSE at the time of exercise, multiplied by the number of shares underlying the option exercised.

(2)	Amounts reflect the closing price of our common stock on the NYSE on the day the restricted stock vested.
Employment Agreements
     We have employment agreements with our NEOs. Each of the agreements was amended and restated in February 2008 and the discussion below reflects the agreements as amended and restated. Where appropriate, we have disclosed the provisions of the agreement prior to the amendment and restatement in a footnote. The agreements generally provide for a minimum base salary and eligibility to receive (i) an annual bonus based on individual and corporate goals established by the Committee, (ii) incentive compensation in the form of options to purchase our common stock, (iii) an award of restricted stock and (iv) a target award under the Shareholder Value Plan. The agreements also provide for participation in our employee benefit plans and specified executive perquisites disclosed in the 2007 Summary Compensation Table above. As part of the employment agreements, our NEOs agree to protect our trade secrets for so long as such information remains a trade secret, to protect any confidential or proprietary information for the one year period following his or her termination of employment and to refrain from soliciting our customers and our employees for the two year period following his or her termination of employment. In addition, our NEOs agree not to compete with us for the period of time following termination specified in the table below. Included in the employment agreements are termination and change of control provisions, which are more fully described in “Potential Payments Upon Termination or Change of Control” below. Other terms of these agreements are summarized in the table below.

		Minimum	2007
	Date	Annual	Annual		Non-	Term of
	Amended &	Base	Base	2008 Annual	Compete	Employment
Name	Restated	Salary(1)	Salary	Base Salary(1)	Period	Agreement
David P. Stockert	2/11/08	$420,000	$405,000	$420,000	1 year	07/17/2010	(2)
Christopher J. Papa	2/11/08	342,000	330,000	342,000	1 year	10/16/2008	(3)
Thomas D. Senkbeil	2/11/08	388,000	375,000	388,000	1 year	06/01/2010	(2)
Thomas L. Wilkes	2/11/08	352,000	340,000	352,000	1 year (4)	10/16/2008	(3)
Sherry W. Cohen	2/11/08	290,000	280,000	290,000	1 year (4)	10/16/2008	(3)

(1)	The minimum annual base salary is effective for 2008.

(2)	Agreement renews for 3-year term on each anniversary of agreement unless terminated by either party pursuant to the agreement’s notice and termination provisions.

(3)	Agreement renews for an additional 1-year term on each anniversary of agreement unless terminated by either party pursuant to the agreement’s notice and termination provisions. The notice provisions were amended in February 2008 to require at least 6-months advance notice by the Company of any decision not to renew.

(4)	Prior to the amendment the non-compete period was 6 months.
Potential Payments Upon Termination or Change of Control
     As part of the employment agreements with our NEOs, we have agreed to pay certain amounts and provide certain benefits following termination of employment or a change of control under certain circumstances, as described below. The descriptions below reflect the amendments to each NEO’s employment agreement in February 2008. Where appropriate we have included the potential payments under the agreements prior to the amendments.
     Termination For Cause or By Executive Without Good Reason. In the event of termination by us for cause or by the executive without good reason, the executives will forfeit all compensation, perquisites and benefits provided in the agreements, and will not continue to vest in options to purchase common stock or in restricted stock.
     Termination Without Cause or For Good Reason. If any employment agreement is terminated by us without cause or by one of the executives for good reason, the executives will continue to receive all cash compensation, other benefits under our benefit plans and certain perquisites owed for the time periods specified for each executive in the table below (column A) as if he or she continued to be employed for such time periods. In addition, for Messrs. Stockert and Senkbeil, any unvested stock options and restricted stock shall vest on the date of termination to the extent that any such option or restricted stock would have vested through the term of their agreements, and they shall remain eligible to receive payouts under the Shareholder Value Plan as if they continued to be employed through the term of their agreements. For Messrs. Papa and Wilkes and Ms. Cohen, any unvested stock options and restricted stock shall vest on the date of termination to the extent that any such option or share of restricted stock would have vested 18 months from the termination date, and they shall remain eligible to receive payouts under the Shareholder Value Plan as if they continued to be employed 18 months from the termination date. For each executive, the period during which outstanding options may be exercised will be determined as described in the table below (column B).

Payment Period for Cash
	Compensation and Other Benefits	Exercise Period for Options Following
	Following Termination Date	Termination Date
Name	(A)	(B)
David P. Stockert	remaining agreement term	deemed employed through lesser of agreement term and remaining option term
Christopher J. Papa	18 months	deemed employed through lesser of agreement term and remaining option term
Thomas D. Senkbeil	remaining agreement term	deemed employed through lesser of agreement term and remaining option term
Thomas L. Wilkes	18 months	deemed employed through lesser of agreement term and remaining option term (1)
Sherry W. Cohen	18 months	deemed employed through lesser of agreement term and remaining option term (1)

(1)	Prior to the amendment the exercise period was governed by the terms of the individual options.
     In addition, Mr. Stockert will receive a payout equal to $100,000 for each year remaining under the term of his agreement to reduce the principal amount under one of his outstanding loans. Further, shares of restricted stock granted to Mr. Senkbeil on the initial date of his agreement shall vest so that no less than five-eighths of the total number of shares shall have vested on the date of Mr. Senkbeil’s termination.

     Termination in Connection with Change of Control. If a change of control (as defined below) occurs and an executive’s employment is terminated by us without cause or by one of the executives for good reason during the period following the change of control (the protection period) specified in the table below (column A) or if an executive resigns during the 90-day period that starts on the first anniversary of the change of control for any or no reason, the executive will, within 30 days of his or her termination, receive a lump sum payment equal to the multiple of the executive’s cash compensation set forth in the table below (column B). Cash compensation, for purposes of change of control severance, is defined in the agreements as the executive’s base salary at the time of termination (or if greater, the average salary over the prior three years) plus the average annual cash bonuses earned over the prior three years. The value of the stock options, restricted shares and Shareholder Value Plan awards are not included. In addition, any of his or her unvested stock options and restricted stock shall fully vest, and notwithstanding the terms of the stock options, the options shall remain exercisable for the remaining terms of the options as if there had been no termination of employment. The executive will also continue to receive coverage and benefits under the employee benefit plans for the remainder of the protection period and will be eligible to receive such benefits if we terminate their employment without cause or they resign for good reason during the 60-day period leading up to the date of a change of control.

Payment Multiple of Cash
Compensation
	Protection	Following
	Period	Termination
Name	(A)	(B)
David P. Stockert	3 years	3 times
Christopher J. Papa	3 years	3 times
Thomas D. Senkbeil	3 years	3 times
Thomas L. Wilkes	3 years	3 times
Sherry W. Cohen	3 years(1)	3 times(1)

(1)	Prior to the amendment to Ms. Cohen’s agreement the protection period was 2 years and the payment multipler was 2 times cash compensation.
     In addition, Mr. Stockert will, within 30 days of termination, receive a payment equal to $100,000 for each year remaining in the protection period to reduce the principal amount under one of Mr. Stockert’s outstanding loans.
Definitions and Other Provisions
     Under the employment agreements, a change of control is defined as:
•	any change which is required to be reported in a proxy statement,

•	a person becoming a beneficial owner of 45% or more of the combined voting power of our then outstanding securities for the election of directors,

•	the members of our board of directors at the beginning of any period of two consecutive years or less cease for any reason to constitute a majority of our board of directors unless their successors were approved by at least two-thirds of the members of our board at the beginning of such period,

•	the approval by our shareholders of a reorganization, merger, consolidation or share exchange which results in our common stock being converted or changed into securities of another non-Company affiliated organization,

•	any dissolution or liquidation of Post Properties or the sale or disposition of 50% or more of our assets or business, or

•	the approval by our shareholders of any reorganization, merger, consolidation or share exchange with another corporation that would cause existing shareholders of Post Properties to hold less than 60% of the outstanding shares of common stock of the surviving entity.
     A change of control is “effective” under these agreements on the date of the closing of the transaction which effects the change of control or, if there is no such closing, on the date the change of control is reported to the SEC (or otherwise publicly announced as effective).
     If any of the executives would be subject to a “golden parachute” excise tax as a result of the benefits called for under the change of control provisions in his or her employment agreement, he or she agrees to waive his or her right to up to $25,000 of such benefits in order to eliminate such tax. However, if such a waiver would fail to eliminate such tax, no waiver shall be required, and we will make payments to the executive sufficient to pay such excise tax, any additional federal, state and local taxes due (other than a tax under Section 409A of the Code) and social security and other employment taxes as a result of such payment of excise taxes and any interest or penalties assessed by the Internal Revenue Service related to such excise tax payments (subject to exceptions).
     The tables below were prepared as though the NEOs’ employment was terminated or a change of control occurred on December 31, 2007 using the closing price of our common stock as of December 31, 2007, the last day of the trading year (both as required by the SEC). The amounts reflect the acceleration of benefits described above as well as benefits payable or other consequences under our benefit plans in connection with a change of control. There can be no assurance that a termination or change of control would produce the same or similar results as those shown below if it occurs on any other date or at any other price.

			Accelerated
			Vesting of
			Unvested
		Continued	Equity	Shareholder
	Cash	Benefits and	Compen-	Value Plan	Excise Tax
	Severance	Perquisites (1)	sation (2)	Payouts (3)	Gross-Up (4)	Total
David P. Stockert
• For Cause / Resignation without Good Reason	—	—	—	—	n/a	—

• Death/Disability/Retirement	—	—	$494,079	$222,500	n/a	$716,579

• Involuntary Termination without Cause, Resignation for Good Reason	$1,690,137	$37,475	$1,357,614	$222,500	n/a	$3,307,726

• Involuntary Termination without Cause or Resignation for Good Reason within three years of a Change of Control; Resignation for Any Reason in the 90 Day Period Beginning on the First Anniversary of a Change of Control	$1,990,000	$40,185	$1,626,014	$222,500	—	$3,878,699

Christopher J. Papa
• For Cause / Resignation without Good Reason	—	—	—	—	n/a	—

• Death/Disability/Retirement	—	—	$414,629	$150,000	n/a	$564,629

• Involuntary Termination without Cause, Resignation for Good Reason	$762,500	$21,224	$280,014	$50,000	n/a	$1,113,738

• Involuntary Termination without Cause or Resignation for Good Reason within three years of a Change of Control; Resignation for Any Reason in the 90 Day Period Beginning on the First Anniversary of a Change of Control	$1,525,000	$37,706	$548,260	$150,000	$693,110	$2,954,076

			Accelerated
			Vesting of
			Unvested
		Continued	Equity	Shareholder
	Cash	Benefits and	Compen-	Value Plan	Excise Tax
	Severance	Perquisites (1)	sation (2)	Payouts (3)	Gross-Up (4)	Total
Thomas D. Senkbeil
• For Cause / Resignation without Good Reason	—	—	—	—	n/a	—

• Death/Disability/Retirement	—	—	$415,953	$180,000	n/a	$595,953

• Involuntary Termination without Cause, Resignation for Good Reason	$1,420,858	$32,945	$860,397	$180,000	n/a	$2,494,200

• Involuntary Termination without Cause or Resignation for Good Reason within three years of a Change of Control; Resignation for Any Reason in the 90 Day Period Beginning on the First Anniversary of a Change of Control	$1,760,000	$41,662	$991,570	$180,000	$790,814	$3,764,046

Thomas L. Wilkes
• For Cause / Resignation without Good Reason	—	—	—	—	n/a	—

• Death/Disability/Retirement	—	—	$300,148	$150,000	n/a	$450,148

• Involuntary Termination without Cause, Resignation for Good Reason	$782,500	$20,629	$379,309	$50,000	n/a	$1,232,438

• Involuntary Termination without Cause or Resignation for Good Reason within three years of a Change of Control; Resignation for Any Reason in the 90 Day Period Beginning on the First Anniversary of a Change of Control	$1,565,000	$41,155	$680,744	$150,000	—	$2,436,899

Sherry W. Cohen
• For Cause / Resignation without Good Reason	—	—	—	—	n/a	—

• Death/Disability/Retirement	—	—	$207,549	$97,500	n/a	$305,049

• Termination without Cause, Resignation for Good Reason	$620,000	$13,761	$256,717	$35,000	n/a	$925,478

• Termination without Cause or for Good Reason within two years of a Change of Control; Resignation for Any Reason in the 90 Day Period Beginning on the First Anniversary of a Change of Control(5)	$1,240,000	$28,200	$438,849	$97,500	—	$1,804,549

(1)	Includes medical, dental, vision, life, accidental death & dismemberment, short-term disability, long-term disability, and supplemental long-term disability coverage. Cost of continued benefits is estimated using 2007 annual costs and an 8% annual growth factor.

(2)	Amounts in this column represent the “in-the-money” value of unvested stock options and the full value of unvested restricted stock awards as of December 31, 2007 (the assumed termination date) to the extent vesting would be accelerated upon termination under these scenarios. These amounts are different than our compensation expense for granting these awards. The assumed share price upon each termination scenario is $35.12 which was the closing price of our common stock on the NYSE on December 31, 2007, the last trading day of the year. Also includes the dollar value of loan forgiveness for Mr. Stockert, which would accelerate upon termination under these scenarios.

(3)	Includes an estimate of payouts under our Shareholder Value Plan at the target award level for the 2006-2008 and 2007-2009 performance periods. Upon termination due to death, disability or retirement, awards for performance periods in effect would be paid out at the end of each performance period based on actual performance. Because these amounts cannot be calculated, we have used the target award level in our calculations. Upon a change of control, all performance periods in effect would terminate, and awards would be paid out at the greater of target or actual performance-to-date. As of December 31, 2007, actual performance-to-date was tracking at or below target, and thus the target award level was used.

(4)	If any of the NEOs would be subject to a “golden parachute” excise tax as a result of the benefits called for under the change of control provisions in his or her employment agreement, he or she agrees to waive his or her right to up to $25,000 of such benefits in order to eliminate such tax. In any such case, the benefits will be reduced (not to exceed $25,000) to the 280G “safe harbor,” which is defined below. However, if such a waiver would fail to eliminate such tax, no waiver shall be required, and we will make gross-up payments to the executive sufficient to pay such excise tax, any additional federal, state and local taxes due (other than a tax under Section 409A of the Code) and social security and other employment taxes as a result of such payment of excise taxes and any interest or penalties assessed by the Internal Revenue Service related to such excise tax payments (subject to exceptions). To calculate the excise tax gross-up liability, the following assumptions were used:
•	The 280G safe harbor is three times each NEO’s “base amount” minus $1. Each executive’s base amount was calculated by taking the average W-2 income (box 1) from the past five years (2003-2007), as applicable.

•	The excise tax rate is 20% and the combined state and federal personal income tax rate is 42.45%, which represents the highest marginal tax rate.

•	The stock award parachute calculations for purposes of Section 280G were based on the safe harbor Black-Scholes valuation methodology in Rev. Proc. 2003-68, using the SFAS 123R option valuation assumptions as of December 31, 2007 (volatility 20.2%, risk-free interest rate 3.51%, dividend yield 5.13%, expected term 5.5 years) and the remaining expected term calculated using Rev. Proc. 98-34 methodology. Per the 280G rules, the cost included in the parachute payment for the accelerated vesting of stock options, restricted stock, and accelerated loan forgiveness is the sum of (1) the excess of the aggregate accelerated benefit over the present value of the accelerated benefit and (2) the lapse of service obligation (1% times the number of months of vesting accelerated times the aggregate accelerated benefit). For the Shareholder Value Plan, the full target value of the award that is accelerated is included in the parachute.

•	Messrs. Stockert and Wilkes’ and Ms. Cohen’s total parachute did not exceed the Section 280G safe harbor. As a result, they would not have incurred any excise tax.
(5)	Prior to the amendment and restatement to her employment agreement, Ms. Cohen would have been entitled to the following amounts: cash severance: $826,667; continued benefits and perquisites: $18,800; and total: $1,381,816. Accelerated vesting of unvested equity compensation and shareholder value plan payments did not change.

2007 Nonqualified Deferred Compensation
     The following table sets forth information regarding deferred compensation that is not tax-qualified for each of the Named Executive Officers.

			Aggregate
	Executive	Aggregate	Balance at
	Contributions	Earnings	December 31,
	in 2007	in 2007	2007
Name	($)(1)	($)	($)(2)
David P. Stockert	—	—	—
Christopher J. Papa	—	—	—
Thomas D. Senkbeil	—	8,838	236,377
Thomas L. Wilkes	—	1,153	14,076
Sherry W. Cohen	54,000	24,889	382,101

(1)	The amounts in this column are also included in the salary column of the 2007 Summary Compensation Table.

(2)	Of the totals in this column, the following amounts have previously been reported in the Summary Compensation Table for this year, and for previous years:

	Reported in	Reported in
	Current	Previous Years’
	Summary	Summary
	Compensation	Compensation
	Table	Table	Total
Name	($)	($)	($)
David P. Stockert	—	—	—
Christopher J. Papa	—	—	—
Thomas D. Senkbeil	—	192,500	192,500
Thomas L. Wilkes	—	20,000	20,000
Sherry W. Cohen	54,000	246,052	300,052
     Each NEO may elect to defer the payment of all or a portion of his or her salary and bonus for any calendar year under our Deferred Compensation Plan. The amount of compensation that may be deferred under the plan is not limited.
     The deferrals made by a participant under the plan are credited to a bookkeeping account for the participant. We will make adjustments to each participant’s account balance to reflect the investment return that would have been received had the account balance been invested in one or more benchmark return options which the participant elects for us to use in making such adjustments to his or her account. The array of benchmark return options changes from time to time; as of December 31, 2007, NEOs and other participants could choose among several different investments, including domestic and international equity, income, short term investment and balanced mutual fund investments. Participants can change their deferral elections in accordance with procedures established by us from time to time. All deferred amounts are held in a rabbi trust.
     When participants elect to defer amounts, they may also select when the amounts ultimately will be distributed to them. Distributions may be either made at a fixed time specified by the participant — whether or not employment has then ended — or as of the participant’s retirement or separation, disability, death or upon a change of control. Distributions may also be made in the event of certain unforseeable emergencies. A participant may elect to have us distribute his or her account in one of the following methods: (1) one lump sum; (2) five annual installments; or (3) ten annual installments. However, if the balance credited to the participant’s account does not exceed $10,000, the participant’s account will automatically be distributed in one lump sum. In addition, all distributions made pursuant to a fixed time election, an unforseeable emergency, death, or a change of control will be made in one lump sum. All distributions are made in cash.

2007 Director Compensation Table

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($) (1)	($)(2)	($)(2)	($)(3)
Hershel M. Bloom	45,500	14,984	12,139	72,623
Douglas Crocker II	53,012	10,987	10,915	74,914
Walter M. Deriso, Jr.	56,158	10,987	10,915	78,060
Russell R. French	71,389	14,984	12,139	98,512
Robert C. Goddard, III	100,000	237,920	217,343	555,263
Nicholas B. Paumgarten(4)	15,501	—	—	15,501
Charles E. Rice(5)	61,555	80,544	20,862	162,961
Stella F. Thayer	49,000	7,486	12,208	68,694
Ronald de Waal	48,043	14,984	12,139	75,166

(1)	Non-employee directors may elect to defer all or a part of their retainer and meeting fees under our Deferred Compensation Plan. Under the plan, we issue a number of shares equal in value to the fees deferred by the non-employee directors into a rabbi trust organized in connection with the plan. Directors have the right to vote the shares held in the rabbi trust. Each of our non-employee directors participated in our Deferred Compensation Plan and deferred all fees earned in 2007.

(2)	Represents the dollar amounts of restricted stock awards and stock option awards recognized for financial reporting purposes for the fiscal year ended December 31, 2007 under SFAS 123R (excluding estimates for forfeitures), rather than amounts paid to or realized by a non-employee director. Portions of awards over several years are included. See Note 9 to the consolidated financial statements in the original Form 10-K filed on February 29, 2008 for the assumptions made in determining SFAS 123R values. There can be no assurance that the SFAS 123R amounts will ever be realized.

On December 31, 2007, we granted each director, other than Mr. Goddard, 1,708 shares of restricted stock with a grant-date fair value of $59,985 computed in accordance with SFAS 123R.

On February 2, 2007, we granted Mr. Goddard:
•	4,167 shares of restricted stock with a grant-date fair value of $200,016 computed in accordance with SFAS 123R, and

•	stock options to purchase 27,690 shares of our common stock with an exercise price of $48.00, with a stock grant-date fair value of $200,033 computed in accordance with SFAS 123R.
The shares of restricted stock granted to each of our directors during 2007 vest one-third each year over a three year period each December 31. The options granted to Mr. Goddard during 2007 vest one-third each year over a three year period each February 2. Dividends are paid on all shares of restricted stock.

The number of outstanding stock options and shares of restricted stock held by each of our non-employee directors as of December 31, 2007 is summarized in the table below.

	Number of	Number of
	Securities	Securities	Number of
	Underlying	Underlying	Outstanding
	Unexercised	Unexercised	Shares of
	Options (#)	Options (#)	Restricted Stock
Name	Exercisable	Unexercisable	(#)
Herschel M. Bloom	22,499	2,501	2,052
Douglas Crocker II	7,499	2,501	2,052
Walter M. Deriso, Jr.	7,499	2,501	2,052
Russell R. French	22,499	2,501	2,052
Robert C. Goddard, III	180,321	97,692	5,974
Nicholas B. Paumgarten	7,499	—	—
Charles E. Rice	25,000	—	—
Stella F. Thayer	4,166	3,334	1,995
Ronald de Waal	13,725	2,501	2,052

(3)	Directors do not participate in a Company non-equity incentive plan, nor do they receive any perquisites or other compensation.

(4)	Mr. Paumgarten did not stand for reelection at the 2007 Annual Meeting of Shareholders and his term ended at that meeting.

(5)	Since Mr. Rice is already 72, under the terms of his grant he is fully vested in the grant made in 2007. As a result, under SFAS 123R, the entire grant to Mr. Rice in 2007 was required to be expensed.
     All directors may make contributions and purchase shares under our employee stock purchase plan. Messrs. Crocker, Deriso, French, Goddard and Ms. Thayer participated in our employee stock purchase plan in 2007.
     Our non-employee directors are reimbursed for all reasonable out-of-pocket expenses incurred in attending to board affairs and Company business.
Compensation Committee Interlocks and Insider Participation
     During 2007, Messrs. Deriso, French and Rice and Ms. Thayer served as members of the Executive Compensation and Management Development Committee. During 2007:
•	none of our executive officers was a director of another entity where one of that entity’s executive officers served on the Committee,

•	no member of the Committee was an officer or employee of Post Properties or any of its subsidiaries,

•	no member of the Committee entered into any transaction with our Company in which the amount involved exceeded $120,000,

•	none of our executive officers served on the compensation committee of any entity where one of that entity’s executive officers served on the Committee, and

•	none of our executive officers served on the compensation committee of another entity where one of that entity’s executive officers served as a director on our board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Common Stock Ownership by Management and Principal Shareholders
     The following table sets forth the beneficial ownership of shares of common stock as of March 31, 2008 for:
•	our directors,

•	our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers calculated in accordance with SEC rules and regulations (collectively the Named Executive Officers or NEOs),

•	our directors and executive officers as a group.
     The table below also sets forth the beneficial ownership of shares of common stock as of December 31, 2007 for each shareholder that holds more than a 5% interest in our outstanding common stock.
     Unless otherwise indicated in the footnotes, all of such interests are owned directly and the indicated person or entity has sole voting and dispositive power.

	Number		Number of
	of Shares		Exercisable		Percent of
Name of Beneficial Owner(1)	Owned		Options(2)	Total	Class(3)
Directors and Executive Officers:
Herschel M. Bloom	18,178	(4)	22,499	40,677	*
Douglas Crocker II	20,069	(5)	7,499	27,568	*
Walter M. Deriso, Jr.	15,569	(6)	7,499	23,068	*
Russell R. French	30,089	(7)	22,499	52,588	*
Robert C. Goddard, III	291,136	(8)	222,885	514,021	1.2%
Charles E. Rice	30,910	(9)	25,000	55,910	*
Stella F. Thayer	6,771	(10)	4,166	10,937	*
Ronald de Waal	150,307	(11)	13,725	164,032	*
David P. Stockert	141,079	(12)	490,690	631,769	1.4%
Christopher J. Papa	35,167	(13)	65,897	101,064	*
Thomas D. Senkbeil	64,580	(14)	254,562	319,142	*
Thomas L. Wilkes	75.543	(15)	206,380	281,923	*
Sherry W. Cohen	25,935	(16)	175,937	201,872	*
All directors, director nominees and executive officers as a group (14 persons)	914,543		1,535,946	2,450,489	5.4%
Five Percent Shareholders:
Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, LTD, Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited, Barclays Global Investors (Deutschland) AG(17)	2,325,130		—	2,325,130	5.3%
David O’Connor and Charles Fitzgerald, the managing members of High Rise Capital Advisors, L.L.C., and related persons(18)	3,452,628		—	3,452,628	7.8%
ING Groep N.V.(19)	2,606,729			2,606,729	5.9%
Morgan Stanley(20)	5,948,967		—	5,948,967	13.5%
The Vanguard Group, Inc.(21)	2,839,531			2,839,531	6.4%

	Number	Number of
	of Shares	Exercisable		Percent of
Name of Beneficial Owner(1)	Owned	Options(2)	Total	Class(3)
Deutsche Bank AG, Deutsche Bank AG, London Branch(22)	2,304,800	—	2,304,800	5.2%
Arthur Wrubel and John Khoury the managing members of Wesley Capital Management, LLC(23)	3,892,407	—	3,892,407	8.8%
Prospector Partners, LLC(24)	2,547,000	—	2,547,000	5.8%

*	Less than 1%

(1)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has the right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)	Includes options that become exercisable on or before May 30, 2008.

(3)	Based on an aggregate of 44,095,660 shares issued and outstanding as of March 31, 2008. Assumes that all options beneficially owned by the person are exercised for shares of common stock. The total number of shares outstanding used in calculating this percentage assumes that none of the options beneficially owned by other persons are exercised for shares of common stock.

(4)	Includes 2,566 shares held in the Deferred Compensation Plan.

(5)	Includes 5,005 shares held in the Deferred Compensation Plan. Also includes 650 shares of common stock beneficially owned indirectly through a supplemental retirement plan.

(6)	Includes 5,382 shares held in the Deferred Compensation Plan.

(7)	Includes 16,895 shares held in the Deferred Compensation Plan. Of shares reported, 5,615 have been pledged.

(8)	Includes 17,356 shares held in the Deferred Compensation Plan. Also includes 7,000 shares of common stock deemed beneficially owned by Mr. Goddard through GIG REIT Fund #1 and 12,000 shares of common stock deemed held through the Goddard Foundation, in which Mr. Goddard has no pecuniary interest.

(9)	Includes 12,532 shares held in the Deferred Compensation Plan.

(10)	Includes 2,860 shares held in the Deferred Compensation Plan.

(11)	Includes 9,229 shares held in the Deferred Compensation Plan. Also includes 112,700 shares of common stock deemed beneficially owned by Mr. de Waal through his control of certain corporations.

(12)	Includes 725 shares held in the Company’s 401(k) plan. Also includes 34,280 shares held by Mr. Stockert’s spouse, of which 27,644 shares are held in a margin account for which there is an outstanding margin balance.

(13)	Includes 286 shares held in the Company’s 401(k) plan.

(14)	Includes 286 shares held in the Company’s 401(k) plan.

(15)	Includes 906 shares held in the Company’s 401(k) plan. Of shares reported, 50,593 shares are held in a margin account for which there is an outstanding margin balance.

(16)	Includes 1,154 shares held in the Company’s 401(k) plan. Also includes 400 shares of common stock held by Ms. Cohen’s spouse.

(17)	Based solely upon information provided in a Schedule 13G filed with the SEC on February 6, 2008. Represents shares of common stock beneficially owned by Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, LTD, Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG, that are deemed to form a group for Schedule 13G reporting purposes. The business address for Barclays Global Investors, NA and Barclays Global Fund Advisors is 45 Fremont Street, San Francisco, CA 94105. The business address for Barclays Global Investors, LTD is 1 Royal Mint Court, London, EC3N 4HH. The business address of Barclays Global Investors Japan Trust and Banking Company Limited and Barclays Global Investors Japan Limited is Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-8402 Japan. The business address of Barclays Global Investors Canada Limited is Brookfield Place 161 Bay Street Suite 2500, P.O. Box 614, Toronto, Canada, Ontario M5J 2S1. The business address of Barclays Global Investors Australia Limited is Level 43, Grosvenor Place, 225 George Street, P.O. Box N43, Sydney, Australia NSW 1220. The business address of Barclays Global Investors (Deutschland) AG is Apianstrasse 6, D-85774 Unterfohring, Germany.
     The voting or dispositive power for each beneficial owner is as follows:

	Sole	Shared	Sole	Shared
Beneficial Owner	Voting Power	Voting Power	Dispositive Power	Dispositive Power
Barclays Global Investors, NA	1,092,493	—	1,357,698	—
Barclays Global Fund Advisors	940,601	—	940,601	—
Barclays Global Investors, LTD.	6,162	—	6,162	—
Barclays Global Investors Japan Trust and Banking Company Limited	—	—	—	—
Barclays Global Investors Japan Limited	20,669	—	20,669	—
Barclays Global Investors Canada Limited	—	—	—	—
Barclays Global Investors Australia Limited	—	—	—	—
Barclays Global Investors (Deutschland) AG	—	—	—	—

(18)	Based solely upon information provided in a Schedule 13G/A filed with the SEC on February 14, 2008. Represents shares of common stock beneficially owned by High Rise Partners II, L.P. (High Rise), High Rise Institutional Partners, L.P. (High Rise Institutional), Cedar Bridge Realty Fund, L.P. (Cedar Bridge Realty), Cedar Bridge Institutional Fund, L.P. (Cedar Bridge Institutional), High Rise Capital Advisors, L.L.C. (High Rise Advisors), Bridge Realty Advisors, L.L.C. (Bridge Realty Advisors), David O’Connor (O’Connor) and Charles Fitzgerald (Fitzgerald), that are deemed to form a group for Schedule 13G reporting purposes. The business address of the beneficial owners is 535 Madison Avenue, 26th Floor, New York, New York 10022.

Each of High Rise and High Rise Institutional are private investment partnerships, the sole general partner of which is High Rise Advisors. As the sole general partner, High Rise Advisors has the power to vote and dispose of the securities owned by each of High Rise and High Rise Institutional and, accordingly, may be deemed the beneficial owner of such securities. The managing members of High Rise Advisors are O’Connor and Fitzgerald.

Each of Cedar Bridge Realty and Cedar Bridge Institutional are private investment partnerships, the sole general partner of which is Bridge Realty Advisors. As the sole general partner, Bridge Realty Advisors has the power to vote and dispose of the securities owned by each of Cedar Bridge Realty and Cedar Bridge Institutional and, accordingly, may be deemed the beneficial owner of such securities. The managing member of Bridge Realty Advisors is High Rise Advisors. The managing members of High Rise Advisors are O’Connor and Fitzgerald.

O’Connor and Fitzgerald share investment management duties.

The voting or dispositive power for each beneficial owner is as follows:

	Sole	Shared
Beneficial Owner	Voting/Dispositive	Voting/Dispositive
High Rise Partners II, L.P.	—	1,642,278
High Rise Institutional Partners, L.P.	—	1,069,400
Cedar Bridge Realty Fund, L.P.	—	392,590
Cedar Bridge Institutional Fund, L.P.	—	347,360
High Rise Capital Advisors, L.L.C	—	3,451,628
Bridge Realty Advisors, L.L.C	—	739,590
David O’Connor	1,000	3,451,628
Charles Fitzgerald	—	3,451,628

(19)	Based solely upon information provided in a Schedule 13G/A filed with the SEC on February 14, 2008. ING Groep N.V. owns beneficially 2,606,729 shares of common stock. Of these shares, 2,600,629 shares are held by indirect subsidiaries of ING Groep N.V. in their role as a discretionary manager of client portfolios and 6,100 shares are held by indirect subsidiaries of ING Groep N.V. in their role as a trustee. The business address of ING Groep N.V. is Amstelveenseweg 500, 1081 KL Amsterdam, The Netherlands.

(20)	Based solely upon information provided in a Schedule 13G/A filed with the SEC on February 14, 2008. Morgan Stanley is filing solely in its capacity as the parent company of, and indirect beneficial owner of common stock held by, Morgan Stanley Investment Management Inc. (MSIM). Morgan Stanley owns beneficially and indirectly 5,948,967 shares of common stock, of which it has sole voting power with respect to 3,943,503 shares, shared voting power of 152 shares and sole dispositive power of 5,948,967 shares. MSIM beneficially owns 4,788,902 shares of common stock, of which it has sole voting power of 3,065,801 shares, shared voting power of 152 shares and sole dispositive power of 4,788,902 shares. The business address for Morgan Stanley is 1585 Broadway, New York, New York 10036. The business address for MSIM is 522 Fifth Avenue, New York, New York 10036.

(21)	Based solely upon information provided in a Schedule 13G/A filed with the SEC on February 12, 2008. The Vanguard Group, Inc. owns beneficially 2,839,531 shares of common stock, of which it has sole voting power with respect to 53,980 shares and sole dispositive power with respect to 2,839,531 shares. The business address for The Vanguard Group, Inc. is 100 Vanguard Blvd, Malvern, Pennsylvania 19355.

(22)	Based solely upon information provided in a Schedule 13G filed with the SEC on February 6, 2008. Represents the securities beneficially owned by the Corporate and Investment Banking business group and the Corporate Investments business group of Deutsche Bank AG and its subsidiaries and affiliates. Deutsche Bank AG and Deutsche Bank AG London Branch have sole dispositive and voting power with respect to all the shares. The business address of Deutsche Bank AG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

(23)	Based solely upon information provided in a Schedule 13G/A filed with the SEC on February 13, 2008. Represents shares of common stock held in the account of three private investment funds and one management account (Funds). Wesley Capital Management, LLC (Wesley) serves as investment manager and advisor of the Funds. Arthur Wrubel and John Khoury are the managing members of Wesley. Wesley, Wrubel and Khoury have shared voting and dispositive power with respect to all the shares. The business address for Wesley, Wrubel and Khoury is 717 Fifth Avenue, 14th Floor, New York, NY 10022.

(24)	Based solely upon information provided in a Schedule 13G filed with the SEC on February 14, 2008. Prospector Partners, LLC has sole voting and dispositive power with respect to 786,900 shares of common stock and shared voting and dispositive power with respect to 760,000 shares. The business address of Prospector Partners, LLC is 370 Church Street, Guilford, CT 06437.
Equity Compensation Plan Information
     The following table presents information as of December 31, 2007 about our common stock that may be issued upon the exercise of options, warrants and rights under our 1993 Employee Stock Plan, 2003 Incentive Stock Plan and 2002 Shareholder Value Plan.

	(a)		(c)
	Number of Securities		Number of Securities
	to	(b)	Remaining Available for
	be Issued upon	Weighted Average	Future Issuance under
	Exercise	Exercise Price of	Equity
	of Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding Securities
	Warrants and Rights	Warrants and	Reflected
Plan Category	(#)	Rights ($)	in Column (a)) (#)
Equity compensation plans approved by security holders:
1993 Employee Stock Plan	958,095	$34.80	—
2003 Incentive Stock Plan	1,496,909	33.53	1,869,126
2002 Shareholder Value Plan	—	—	200,000

Total	2,455,004	34.03	2,069,126
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Total	2,455,004	$34.03	2,069,126

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing the terms, conditions and arrangements involving any related party or potential conflict of interest transaction and for overseeing our Code of Business Conduct, which includes disclosure requirements applicable to our employees and our directors relating to conflicts of interest. Accordingly, the Audit Committee is responsible for reviewing and approving the terms and conditions of all transactions that involve the Company, one of our directors or executive officers or any of their immediate family members. Although we have not entered into any such transactions since January 1, 2007 that meet the requirements for disclosure in this Annual Report on Form 10-K, if there were to be such a transaction, we would need the approval of our Audit Committee prior to entering into such transaction.
Loans to Executive Officers
     We made loans to certain executive officers in 1999 and 2001. The purpose of these loans was generally to facilitate the executive’s purchase of our common stock. Some of these loans included forgiveness provisions where the principal amount would be forgiven in annual installments over five or ten years. In this way, these loans were economically similar to a restricted stock grant with annual installment vesting. All of the loans bear interest at 6.32%. Interest is payable quarterly and the loans are due in full on the earlier of (1) the tenth anniversary of the date of the note or (2) 30 days after the employee ceases for any reason to be an employee of the Company. The loans were made prior to July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002. Pursuant to the Sarbanes-Oxley Act, we may not extend further loans or change the payment terms of existing loans, but we may allow these loans to remain in place under their original terms.
     We had outstanding loans to Mr. Stockert during 2007. In addition, the “All Other Compensation” column in the Summary Compensation Table reflects loan forgiveness of $100,000 for Mr. Stockert during 2007. The following table outlines executive loans with outstanding balances during the year ended December 31, 2007 for Mr. Stockert.

			Outstanding	Outstanding	2007 Annual
		Original Loan	Balance	Balance	Forgiveness
Executive	Loan Date	Amount	as of 12/31/07	as of 3/31/08	Amount
David P. Stockert	May 2001	$1,000,000	$400,000	$300,000	$100,000
	June 2001	$1,000,000	$625,000	$625,000	none
     The May 2001 loan for Mr. Stockert provides for annual forgiveness in the amount of $100,000. In the aggregate, Mr. Stockert paid down $375,000 of his outstanding loan balance with the proceeds from the sale of stock acquired upon the exercise of outstanding options.
Director Independence
     As part of our Corporate Governance Guidelines, we have established director independence standards which are outlined below. The full text of the Corporate Governance Guidelines can be found on our website at www.postproperties.com by clicking on the Investor Relations link, followed by the Corporate Governance tab. A written copy of our Corporate Governance Guidelines may also be obtained upon request from our Corporate Secretary. Our director independence standards meet or exceed the requirements of SEC rules and regulations and the NYSE listing standards.
     As required by the Corporate Governance Guidelines, the board of directors reviewed and analyzed the independence of each director and director nominee. The purpose of the review was to determine whether any particular relationships or transactions involving directors or their affiliates or immediate family members were inconsistent with a determination that the director is independent for purposes of serving on the board and its committees. During this review, the board examined whether there were any transactions and/or relationships between directors or their affiliates or immediate family members and the Company and the substance of any such transactions or relationships.
     As a result of this review, the board of directors affirmatively determined that the following directors are independent for purposes of serving on the board and met the requirements set forth in our director independence standards: Messrs. Goddard, Bloom, Crocker, Deriso, French, Rice and de Waal and Ms. Thayer. The board further determined that all members of the Audit Committee, Executive Compensation and Management Development Committee and Nominating and Corporate Governance Committee are independent. Mr. Stockert is not considered independent because he is an executive officer of the Company. Herschel M. Bloom, one of our directors, was a partner in the law firm of King & Spalding LLP during 2007. King & Spalding LLP provided legal services to us during fiscal 2007. Fees for these legal services represented less than 2% of King & Spalding LLP’s revenues during the last three fiscal years. The amounts did not exceed the limits set forth in our director independence standards or in the NYSE’s corporate governance rules. In concluding that Mr. Bloom is independent, the board considered these factors and determined that Mr. Bloom’s relationship with the Company was immaterial and would not influence Mr. Bloom’s exercise of independent judgment as a director.
Director Independence Standards
     A director will not be considered independent if:
     a) the director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer of the Company or any of its affiliates;
     b) the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the Company or any of its affiliates, other than excluded compensation;
     c) (1) the director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor; (2) the director is a current employee of such a firm; (3) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (4) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s or any of its affiliates’ audit within that time;
     d) the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s or any of its affiliates’ present executive officers at the same time serves or served on that company’s compensation committee; and
     e) the director is a current employee, or an immediate family member is a current executive officer, of any organization that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues (such payments and consolidated gross revenues to be measured based on reported figures for the last completed fiscal year).
     For purposes of these guidelines, the terms:
•	“affiliate” means any entity that controls, is controlled by or is under common control with the Company, as evidenced by the power to elect a majority of the board of directors or comparable governing body of that entity;

•	“excluded compensation” means director and committee fees (including fees paid to the Chairman of the Board of Directors and the chairman of any committee of the Board of Directors) and pension or other forms of deferred compensation for prior service, provided such compensation is not contingent in any way on continued service; and

•	“immediate family” has the meaning set forth in Rule 303A.02 of the NYSE, as amended from time to time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accountant Fees and Services
2007 and 2006 Fees
     Deloitte & Touche served as our independent registered public accounting firm for the fiscal years ended December 31, 2006 and December 31, 2007. The table below summarizes fees for professional services rendered by Deloitte & Touche for the years ended December 31, 2007 and 2006.

	Year Ended		Year Ended
Deloitte & Touche Fees	December 31, 2007		December 31, 2006
Audit Fees	$619,000	(1)	$604,500	(1)
Audit-Related Fees	161,975	(2)	117,800	(2)

Tax Fees	—		—

All Other Fees	53,414	(3)	51,546	(3)

Total	$834,389		$773,846

(1)	Represents audit fees and expenses related to audits of the annual financial statements of Post Properties and Post Apartment Homes, reviews of quarterly financial statements of Post Properties and Post Apartment Homes, audits of management’s assessment of the effectiveness of internal control over financial reporting of Post Properties and Post Apartment Homes and other attest services rendered in connection with a securities offering and a registration statement.

(2)	Represents fees principally related to separate joint venture audits, other statutory audits and accounting advisory services.

(3)	Represents fees related to property tax advisory services.
Pre-Approval of Audit and Permissible Non-Audit Services
     The Audit Committee has established a pre-approval for audit and permissible non-audit services provided by our independent registered public accounting firms. The policy gives detailed guidance to management as to the specific services that are eligible for general pre-approval and provides specific cost limits for certain services on an annual basis. Pursuant to the policy and the Audit Committee Charter, the Audit Committee has delegated to its chairman the authority to address any requests for pre-approval of other non-audit services between Audit Committee meetings.
     None of the services provided by Deloitte & Touche for 2007 and 2006, that were approved by the Audit Committee, made use of the de minimus exception to pre-approval set forth in applicable rules of the SEC.

PART IV
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
Financial Statements of Fifty Percent or Less Owned Persons**
PCH Atlanta Venture, LLC**
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm**
Consolidated Balance Sheet as of December 31, 2007**
Consolidated Statement of Operations for the period from May 11, 2007 (inception) to December 31, 2007**
Consolidated Statement of Partners’ Equity for the period from May 11, 2007 (inception) to December 31, 2007**
Consolidated Statement of Cash Flows for the period from May 11, 2007 (inception) to December 31, 2007
Notes to the Consolidated Financial Statements**

*	Previously filed with the Form 10-K filed on February 29, 2008.

**	Previously filed with the Form 10-K/A Amendment No. 1 filed on March 25, 2008.

     (b) Exhibits

Exhibit
No.		Description
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
Date: April 29, 2008	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.

By Post GP Holdings, Inc., as General Partner

April 29, 2008	By	/s/ David P. Stockert David P. Stockert President and Chief Executive Officer (Principal Executive Officer)