Form 10-Q
period 2008-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2008-05-12
CIK 903127, 1012271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.
Post Properties, Inc.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Post Apartment Homes, L.P.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes ☐	No ☑
Post Apartment Homes, L.P.	Yes ☐	No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
44,111,921 shares of common stock outstanding as of May 1, 2008.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Real estate assets
Land	$272,168	$276,680
Building and improvements	1,819,259	1,840,563
Furniture, fixtures and equipment	201,484	204,433
Construction in progress	149,550	134,125
Land held for future development	159,736	154,617

	2,602,197	2,610,418
Less: accumulated depreciation	(553,589)	(562,226)
For-sale condominiums	33,912	38,844
Assets held for sale, net of accumulated depreciation of $24,333 and $4,031 at March 31, 2008 and December 31, 2007, respectively	36,464	24,576

Total real estate assets	2,118,984	2,111,612
Investments in and advances to unconsolidated real estate entities	22,958	23,036
Cash and cash equivalents	15,879	11,557
Restricted cash	8,759	5,642
Deferred charges, net	10,802	10,538
Other assets	35,038	105,756

Total assets	$2,212,420	$2,268,141

Liabilities and shareholders’ equity
Indebtedness	$1,015,645	$1,059,066
Accounts payable and accrued expenses	93,446	100,215
Dividend and distribution payable	19,982	19,933
Accrued interest payable	13,386	4,388
Security deposits and prepaid rents	15,038	11,708

Total liabilities	1,157,497	1,195,310

Minority interest of common unitholders in Operating Partnership	6,710	10,354
Minority interests in consolidated real estate entities	4,284	3,972

Total minority interests	10,994	14,326

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
44,096 and 43,825 shares issued, 44,096 and 43,825 shares outstanding at March 31, 2008 and December 31, 2007, respectively	441	438
Additional paid-in-capital	880,767	874,928
Accumulated earnings	170,919	189,985
Accumulated other comprehensive income (loss)	(5,151)	(3,962)

	1,047,005	1,061,418
Less common stock in treasury, at cost, 76 and 72 shares at March 31, 2008 and December 31, 2007, respectively	(3,076)	(2,913)

Total shareholders’ equity	1,043,929	1,058,505

Total liabilities and shareholders’ equity	$2,212,420	$2,268,141

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues
Rental	$71,130	$69,229
Other property revenues	3,558	3,672
Other	239	117

Total revenues	74,927	73,018

Expenses
Property operating and maintenance (exclusive of items shown separately below)	35,613	34,120
Depreciation	15,961	16,255
General and administrative	5,848	5,448
Investment, development and other	1,458	1,550
Strategic review costs	6,070	—

Total expenses	64,950	57,373

Operating income	9,977	15,645

Interest income	210	250
Interest expense	(11,703)	(12,741)
Amortization of deferred financing costs	(851)	(812)
Gains on sales of real estate assets, net	2,119	3,706
Equity in income of unconsolidated real estate entities	401	504
Other income (expense)	(174)	(261)
Minority interest in consolidated property partnerships	(466)	(20)
Minority interest of common unitholders	22	(67)

Income (loss) from continuing operations	(465)	6,204

Discontinued operations
Income from discontinued property operations, net of minority interest	861	1,377
Gains on sales of real estate assets, net of minority interest	2,290	16,890

Income from discontinued operations	3,151	18,267

Net income	2,686	24,471
Dividends to preferred shareholders	(1,909)	(1,909)

Net income available to common shareholders	$777	$22,562

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends)	$(0.05)	$0.10
Income from discontinued operations	0.07	0.42

Net income available to common shareholders	$0.02	$0.52

Weighted average common shares outstanding — basic	43,875	43,367

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends)	$(0.05)	$0.10
Income from discontinued operations	0.07	$0.41

Net income available to common shareholders	$0.02	$0.51

Weighted average common shares outstanding — diluted	43,875	44,101

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2007	$29	$438	$874,928	$189,985	$(3,962)	$(2,913)	$1,058,505
Comprehensive income
Net income	—	—	—	2,686	—	—	2,686
Net change in derivatives, net of minority interest	—	—	—	—	(1,172)	—	(1,172)

Total comprehensive income							1,514
Proceeds from employee stock purchase, stock option and other plans	—	1	1,618	—	—	(643)	976
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	2	3,047	—	(17)	480	3,512
Stock-based compensation, net of minority interest	—	—	1,174	—	—	—	1,174
Dividends to preferred shareholders	—	—	—	(1,909)	—	—	(1,909)
Dividends to common shareholders ($0.45 per share)	—	—	—	(19,843)	—	—	(19,843)

Shareholders’ Equity and Accumulated Earnings, March 31, 2008	$29	$441	$880,767	$170,919	$(5,151)	$(3,076)	$1,043,929

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$2,686	$24,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,188	17,044
Amortization of deferred financing costs	851	812
Minority interest of common unitholders in Operating Partnership	(22)	67
Minority interest in discontinued operations	29	284
Minority interest in consolidated entities	466	20
Gains on sales of real estate assets	(4,430)	(20,859)
Other expense (income)	281	281
Equity in income of unconsolidated entities	(401)	(504)
Distributions of earnings of unconsolidated entities	686	796
Deferred compensation	133	136
Stock-based compensation	1,185	926
Changes in assets, (increase) decrease in:
Other assets	(357)	780
Deferred charges	(93)	(14)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	8,998	8,923
Accounts payable and accrued expenses	(6,598)	(6,878)
Security deposits and prepaid rents	213	295

Net cash provided by operating activities	19,815	26,580

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(34,216)	(26,479)
Net proceeds from sales of real estate assets	95,131	34,665
Capitalized interest	(3,383)	(3,107)
Annually recurring capital expenditures	(2,258)	(2,616)
Periodically recurring capital expenditures	(1,593)	(2,305)
Community rehabilitation and other revenue generating capital expenditures	(3,508)	(4,667)
Corporate additions and improvements	(231)	(1,261)
Distributions from (investments in and advances to) unconsolidated entities	(15)	995
Note receivable collections and other investments	499	(21)

Net cash provided by (used in) investing activities	50,426	(4,796)

Cash Flows From Financing Activities
Lines of credit proceeds (repayments), net	(162,623)	1,230
Proceeds from indebtedness	120,000	—
Payments on indebtedness	(1,233)	(1,025)
Payments of financing costs	(910)	(164)
Treasury stock acquisitions	—	(3,694)
Proceeds from employee stock purchase and stock options plans	843	2,783
Capital contributions (distributions) of minority interests	(154)	200
Distributions to common unitholders	(212)	(317)
Dividends paid to preferred shareholders	(1,909)	—
Dividends paid to common shareholders	(19,721)	(19,573)

Net cash used in financing activities	(65,919)	(20,560)

Net increase in cash and cash equivalents	4,322	1,224
Cash and cash equivalents, beginning of period	11,557	3,663

Cash and cash equivalents, end of period	$15,879	$4,887

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2008, the Company owned 22,437 apartment units in 62 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 2,266 apartment units in seven communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing and selling 535 for-sale condominium homes in four communities (including 137 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At March 31, 2008, approximately 41.6%, 18.6%, 12.4% and 10.3% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At March 31, 2008, the Company had outstanding 44,096 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.3% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 309 at March 31, 2008 and represented a 0.7% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.1% and 98.5% for the three months ended and March 31, 2008 and 2007, respectively.

Possible business combination

On January 23, 2008, the Company announced that its Board of Directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The process commenced immediately after the announcement and is continuing. There can be no assurance that the process will result in any transaction leading into a business combination or other sale transaction. For the three months ended March 31, 2008, the Company incurred approximately $6,070 of strategic review costs related to this process.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN 46R, the entities are accounted for using the equity method of accounting (under the provisions of Emerging Issues Task Force (“EITF”) No. 04-5). Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.
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
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Company also recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.
For newly developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of March 31, 2008, all newly developed condominium projects are accounted for under the Completed Contract Method.
Recently Issued and Adopted Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value is also required. The Company adopted SFAS No. 157 on January 1, 2008, specifically related to the valuation of the Company’s derivative instrument at fair value and the Company’s impairment valuation analysis related to real estate assets. The valuations were made using observable market data for similar instruments and assets. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” was issued in February 2007. SFAS No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company on January 1, 2008. The Company adopted SFAS No. 159 on January 1, 2008, and the adoption did not have a material impact on the Company’s financial position and results of operations. The Company did not elect to record any of its financial assets and liabilities at fair value in 2008 that were not recorded as such under existing accounting pronouncements.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 160 on the Company’s financial position and results of operations.

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R will replace SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 141R on the Company’s financial position and results of operations.

2.	REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At March 31, 2008, the Company had two apartment communities, containing 744 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $36,464, which represents the lower of their depreciated cost or fair value less costs to sell. At March 31, 2008, the Company also had portions of two communities being converted to condominiums, originally containing 349 units, and certain completed condominium units at newly developed condominium communities totaling $33,912 classified as for-sale condominiums on the accompanying consolidated balance sheet.

For the three months ended March 31, 2008 and 2007, income from operations included net gains from condominium sales activities at newly developed and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with pre-sale condominium communities and condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three months ended March 31, 2008 and 2007 was as follows:

	Three months ended
	March 31,
	2008	2007
Condominium revenues	$8,297	$5,869
Condominium costs and expenses	(6,178)	(4,361)

Gains on sales of condominiums, net	$2,119	$1,508

For the three months ended March 31, 2007, gains on sales of real estate assets in continuing operations also included a $2,198 gain on the sale of a land site and an associated corporate facility previously used in the Company’s landscape and maintenance operations.
Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three months ended March 31, 2008, income from discontinued operations included the results of operations of two apartment communities classified as held for sale during the first quarter of 2008 and one apartment community through its sale date in January 2008. For the three months ended March 31, 2007, income from discontinued operations included the results of operations of the two apartment communities classified as held for sale at March 31, 2008, the apartment community sold in 2008, a condominium conversion community through its sell out date in February 2007 and three apartment communities sold in 2007 through their respective sale dates.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
The revenues and expenses of these communities for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended
	March 31,
	2008	2007
Revenues
Rental	$2,364	$4,695
Other property revenues	143	323

Total revenues	2,507	5,018

Expenses
Property operating and maintenance (exclusive of items shown separately below)	981	1,973
Depreciation	227	788
Interest	430	859

Total expenses	1,638	3,620

Income from discontinued property operations before minority interest	869	1,398
Minority interest	(8)	(21)

Income from discontinued property operations	$861	$1,377

For the three months ended March 31, 2008, the Company recognized net gains in discontinued operations of $2,311 ($2,290 net of minority interest) from the sale of one community, containing 143 units. This sale generated net proceeds of approximately $19,433. For the three months ended March 31, 2007, the Company recognized net gains in discontinued operations of $16,974 ($16,714 net of minority interest) from the sale of one community, containing 182 units. The sale generated net proceeds of $23,741.
For the three months ended March 31, 2007, gains on sales of real estate assets included in discontinued operations also included net gains from condominium sales at one condominium conversion community that sold out in February 2007. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the three months ended March 31, 2007 was as follows:

Condominium revenues	$560
Condominium costs and expenses	(381)

Gains on condominium sales, before minority interest	179
Minority interest	(3)

Gains on condominium sales, net of minority interest	$176

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2008, the Company holds investments in four individual limited liability companies (the “Property LLCs”) with institutional investors. Three of the Property LLCs own apartment communities. The fourth Property LLC commenced construction in 2007 of a mixed-use development, consisting of for-sale condominiums and Class A office space. The Company holds a 35% equity interest in two Property LLCs, each owning one apartment community. The Company holds a 25% interest in one Property LLC owning three apartment communities, and a 50% interest in the condominium portion of the Property LLC developing the mixed-use project. In 2007, another Property LLC completed the sell-out of a condominium conversion community, initially consisting of 121 units.

In 2007, the Company’s investment in the 25% owned Property LLC resulted from the transfer of three previously owned apartment communities to the Property LLC co-owned with an institutional investor. The assets, liabilities and members’ equity of this Property LLC were recorded at fair value based on agreed-upon amounts contributed to the Property LLC. At March 31, 2008, the Company’s investment in the 25% owned Property LLC reflects a credit investment of $13,784 resulting primarily from distributions of financing proceeds in excess of the Company’s historical cost investment. The credit investment is reflected in consolidated liabilities on the Company’s consolidated balance sheet.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
The Company accounts for its investments in these Property LLCs using the equity method of accounting. At March 31, 2008, the Company’s investment in these Property LLCs totaled $22,958, excluding the credit investment discussed above. The excess of the Company’s investment over its equity in the underlying net assets of certain Property LLCs was approximately $5,907 at March 31, 2008. The excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment related to the Property LLC constructing condominiums will be recognized as additional costs as the condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.
The operating results of the Company include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

	March 31,	December 31,
Balance Sheet Data	2008	2007
Real estate assets, net of accumulated depreciation of $17,048 and $15,204, respectively	$343,990	$325,705
Cash and other	7,385	7,254

Total assets	$351,375	$332,959

Mortgage/construction notes payable	$228,474	$214,549
Other liabilities	11,914	5,541

Total liabilities	240,388	220,090
Members’ equity	110,987	112,869

Total liabilities and members’ equity	$351,375	$332,959

Company’s equity investment in Property LLCs (1)	$9,174	$9,348

	.

	Three months ended
	March 31,
Income Statement Data	2008	2007
Revenues
Rental	$6,693	$2,814
Other property revenues	400	169
Other	22	19

Total revenues	7,115	3,002

Expenses
Property operating and maintenance	2,753	1,012
Depreciation and amortization	2,131	661
Interest	2,500	688

Total expenses	7,384	2,361

Income (loss) from continuing operations	(269)	641

Discontinued operations
Income (loss) from discontinued operations	—	22
Gains on sales of real estate assets, net	—	858

Income from discontinued operations	—	880

Net income	$(269)	$1,521

Company’s share of net income	$401	$504

For the three months ended March 31, 2007, gains on real estate assets represent net gains from condominium sales at the condominium conversion community held by a Property LLC that completed its sell out in 2007. A summary of revenues and costs and expenses of condominium activities for the three months ended March 31, 2007 was as follows:

Condominium revenues	$4,112
Condominium costs and expenses	(3,254)

Gains on condominium sales, net	$858

At March 31, 2008, mortgage/construction notes payable include a $49,997 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. Another mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04% requires interest only payments and matures in 2008. The Property LLC intends to refinance the mortgage note on or before their maturity with new mortgage indebtedness. Three additional mortgage notes were entered into in conjunction with the formation of the 25% owned Property LLC in 2007. Two notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The third mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

In 2007, the Property LLC constructing the mixed-use development entered into a construction loan facility with an aggregate capacity of $187,128. At March 31, 2008, the construction loan had an outstanding balance of $34,753, bears interest at LIBOR plus 1.35% and matures in 2011. Under the terms of the construction loan facility, the Company and its 50% equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan attributable to the condominium portion of the project. Additionally, the Company and its 50% equity partner have jointly and severally guaranteed certain debt service payments of the condominium portion of the loan not to exceed approximately $6,153, and all of the equity owners of the project, including the Company, have guaranteed the completion of the first building at the project.

4.	INDEBTEDNESS

At March 31, 2008 and December 31, 2007, the Company’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date	2008	2007
Senior Unsecured Notes	Int.	5.13% - 7.70%		2010-2013	$535,000	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575	%(1)	2010	70,000	245,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	24,652	12,275

					94,652	257,275

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15	%(2)	2029	94,000	94,000
Other	Prin. and Int.	4.27% - 6.50%		2009-2015	291,993	172,791

					385,993	266,791

Total					$1,015,645	$1,059,066

(1)	Represents stated rate. At March 31, 2008, the weighted average interest rate was 3.34%.

(2)	Interest rate is fixed at 6.15%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
Debt maturities
The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2008	$4,432
2009	76,618
2010	283,280	(1)
2011	141,431
2012	103,296
Thereafter	406,588

	$1,015,645

(1)	Includes outstanding balances on lines of credit totaling $94,652.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Debt issuances
In January 2008, the Company closed a $120,000 secured, fixed rate mortgage note payable. The note bears interest at 4.88%, requires interest only payments and matures in 2015. The note contains an automatic one year extension under which the interest rate converts to a variable rate, as defined.
Unsecured Lines of Credit
At March 31, 2008, the Company utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 17 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2008, the Company had issued letters of credit to third parties totaling $2,100 under this facility.
Additionally, at March 31, 2008, the Company had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.
5. SHAREHOLDERS’ EQUITY
Computation of Earnings Per Common Share
For the three months ended March 31, 2008 and 2007, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended
	March 31,
	2008	2007
Income from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$(465)	$6,204
Less: Preferred stock dividends	(1,909)	(1,909)

Income (loss) from continuing operations available to common shareholders	$(2,374)	$4,295

Common shares (denominator):
Weighted average shares outstanding — basic	43,875	43,367
Dilutive shares from stock options and awards (1)	—	734

Weighted average shares outstanding — diluted (1)	43,875	44,101

(1)	For the three months ended March 31, 2008, the potential dilution from the Company’s outstanding stock options to purchase 419 shares were antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.
For the three months ended March 31, 2008 and 2007, stock options to purchase 2,423 and 148 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as these stock options and awards were antidilutive.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted the provisions of SFAS No. 157 on January 1, 2008. To comply with the provisions of SFAS No. 157, the Company’s fair value measurement of its derivative instrument at March 31, 2008 incorporates credit valuation adjustments to appropriately reflect both its risk of nonperformance and the counterparty’s risk of nonperformance.

At March 31, 2008, the Company had an outstanding interest rate swap agreement with a notional value of approximately $93,890 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Company’s FNMA variable rate debt. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. At March 31, 2008, the fair value of the interest rate swap agreement represented a liability of $3,688, and the liability was included in consolidated liabilities in the accompanying consolidated balance sheet. The change in the value of this cash flow hedge was recorded as a change in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet.

In prior years, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). Under SFAS No. 133, as amended, the Company is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $281 for the three months ended March 31, 2008 and 2007.

On February 1, 2008, a $28,495 interest rate cap arrangement expired on its maturity date with no change in value from December 31, 2007.

A summary of comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31,
	2008	2007
Net income	$2,686	$24,471
Change in derivatives, net of minority interest (1)	(1,172)	67

Comprehensive income	$1,514	$24,538

(1)	The change in derivatives balance includes an adjustment of $281 ($278 net of minority interest) and $281 ($277 net of minority interest) for the three months ended March 31, 2008 and 2007, respectively, for amortized swap costs included in net income.
7.	SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2007. The segment information for the three months ended March 31, 2007 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold subsequent to March 31, 2007 to discontinued operations under SFAS No. 144 (see note 2).
•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
•	Communities stabilized during 2007 – communities which reached stabilized occupancy in the prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under development, rehabilitation and lease-up during the period.

•	Condominium conversion and other communities – those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations.

•	Acquired communities – those communities acquired in the current or prior year.
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

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Segment Information
The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2008 and 2007. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended
	March 31,
	2008	2007
Revenues
Fully stabilized communities	$59,916	$58,128
Communities stabilized during 2007	2,553	1,121
Development, rehabilitation and lease-up communities	4,295	3,825
Condominium conversion and other communities	201	4,023
Acquired communities	1,356	—
Other property segments	6,367	5,804
Other	239	117

Consolidated revenues	$74,927	$73,018

Contribution to Property Net Operating Income
Fully stabilized communities	$36,567	$35,902
Communities stabilized during 2007	1,431	176
Development, rehabilitation and lease-up communities	1,793	2,000
Condominium conversion and other communities	122	2,349
Acquired communities	665	—
Other property segments, including corporate management expenses	(1,503)	(1,646)

Consolidated property net operating income	39,075	38,781

Interest income	210	250
Other revenues	239	117
Minority interest in consolidated property partnerships	(466)	(20)
Depreciation	(15,961)	(16,255)
Interest expense	(11,703)	(12,741)
Amortization of deferred financing costs	(851)	(812)
General and administrative	(5,848)	(5,448)
Investment and development	(1,458)	(1,550)
Strategic review costs	(6,070)	—
Gains on sales of real estate assets, net	2,119	3,706
Equity in income of unconsolidated real estate entities	401	504
Other income (expense)	(174)	(261)
Minority interest of common unitholders	22	(67)

Income (loss) from continuing operations	(465)	6,204
Income from discontinued operations	3,151	18,267

Net income	$2,686	$24,471

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
8.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
Accrued severance charges, beginning of period	$11,215	$12,832
Severance charges	353	—
Payments for period	(540)	(440)
Interest accretion	183	185

Accrued severance charges, end of period	$11,211	$12,577

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $3,383 and $3,107 for the three months ended March 31, 2008 and 2007, respectively), aggregated $6,518 and $7,784 for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008 and 2007, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $971 and $143, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2008 and 2007 were as follows:

For the three months ended March 31, 2008 and 2007, the Company amortized approximately $281 ($278 net of minority interest) and $281 ($277 net of minority interest), respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the three months ended March 31, 2008 the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding increase in shareholder’s equity of $1,450, net of minority interest. For the three months ended March 31, 2007, the Company’s derivative financial instruments accounted for as cash flow hedges decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $209, net of minority interest.

For the three months ended March 31, 2008 and 2007, Common Units in the Operating Partnership totaling 161 and 57, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to minority interest for the impact of the Company’s employee stock purchase and stock options plans, decreased minority interest and increased shareholders’ equity in the amounts of $3,512 and $1,256 for the three months ended March 31, 2008 and 2007, respectively.

The Operating Partnership committed to distribute $19,982 and $21,815 for the three months ended March 31, 2008 and 2007, respectively. As a result, the Company declared dividends of $19,843 and $21,523 for the three months ended March 31, 2008 and 2007, respectively. The remaining distributions from the Operating Partnership in the amount of $139 and $292 for the three months ended March 31, 2008 and 2007, respectively, are distributed to minority interest unitholders in the Operating Partnership.

For the three months ended March 31, 2008 and 2007, the Company issued common shares for director compensation, totaling $133 and $136, respectively. These stock issuances were non-cash transactions.

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

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Incentive Stock Plans
Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such             shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At March 31, 2008, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,423.
Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The Company did not grant any stock options for the three months ended March 31, 2008. For options granted during the three months ended March 31, 2007, the weighted average assumptions used in the Black-Scholes option-pricing model were dividend yield of 3.8%, expected volatility of 18.1%, risk-free interest rate of 4.8% and expected option term of 5.0 years.
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
For the three months ended March 31, 2008 and 2007, the Company granted stock options to purchase zero and 199 shares of Company common stock, respectively, to Company officers and directors, of which zero and 28 shares, respectively, were granted to the Company’s non-executive chairman of the board. The Company recorded compensation expense related to stock options of $357 ($354 net of minority interest) and $379 ($373 net of minority interest) for the three months ended March 31, 2008 and 2007, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
A summary of stock option activity under all plans for the three months ended March 31, 2008 and 2007 is presented below:

	Three months ended
	March 31,
	2008		2007
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,455	$34	2,375	$33
Granted	—	—	199	48
Exercised	(32)	39	(64)	35
Forfeited	—	—	(1)	38

Options outstanding, end of period	2,423	34	2,509	34

Options exercisable, end of period	2,008	33	1,642	33

Weighted-average fair value of options granted during the period	$—		$7.22

At March 31, 2008, there was $1,310 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 0.9 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $146 and $789, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at March 31, 2008 were $13,736, $11,616 and $13,532, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at March 31, 2008 were 5.1, 4.7 and 5.1 years, respectively. Stock options expected to vest at March 31, 2008 totaled 2,393 at a weighted average exercise price of approximately $33.96.
At March 31, 2008, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,386 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.17 and a weighted average remaining contractual life of 4.9 years. Of these outstanding options, 1,213 were exercisable at March 31, 2008 at a weighted average exercise price of $29.57. In addition, there were 1,036 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.37 and a

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
weighted average remaining contractual life of 5.3 years. Of these outstanding options, 794 were exercisable at March 31, 2008 at a weighted average exercise price of $39.08.
For the three months ended March 31, 2008 and 2007, the Company granted 78 and 47 shares of restricted stock, respectively, to Company officers and directors, of which 9 and 4 shares, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the three months ended March 31, 2008 and 2007 was $42.25 and $47.98, respectively, per share. The total value of the restricted share grants for the three months ended March 31, 2008 and 2007 was $3,308 and $2,240, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $752 ($746 net of minority interest) and $486 ($478 net of minority interest) for the three months ended March 31, 2008 and 2007, respectively.
A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2008 and 2007 is presented below:

	Three months ended
	March 31,
	2008		2007
		Weighted Average		Weighted Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning or period	119	$35	125	$31
Granted	78	42	47	48
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested shares, end of period	197	38	172	35

At March 31, 2008, there was $6,034 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of restricted shares vested for the three months ended March 31, 2008 and 2007 was $7 and $20, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005, and the maximum number of shares issuable is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $76 and $62 for the three months ended March 31, 2008 and 2007, respectively.

11.	INCOME TAXES

The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on the taxable income it distributes to its shareholders. Should the Company fail to qualify as a REIT in any tax year, it may be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Company may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its undistributed taxable income.

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2004 through 2006. Net income tax loss carryforwards and other tax attributes generated in years prior to 2004 are also subject to challenge in any examination of the 2004 to 2006 tax years.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
As of March 31, 2008, the Company’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Company does not expect any significant change in this unrecognized tax benefit in the remainder of 2008. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2008 and at March 31, 2008 were not material to the Company’s results of operations, cash flows or financial position.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three months ended March 31, 2008, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable is expected to be fully offset by deferred tax benefits resulting from reductions of valuation allowances recorded in prior years.

At December 31, 2007, management had established valuation allowances of approximately $3,157 against net deferred tax assets due primarily to historical losses at the TRSs in years prior to 2007 and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2007 are included in the footnotes to the Company’s audited financial statements included in the Company’s Form 10-K, as amended. Other than the activity discussed above relating to the three months ended March 31, 2008, there were no material changes to the components of deferred tax assets and liabilities at March 31, 2008.

12.	LEGAL PROCEEDINGS

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is being conducted by both parties. On October 29, 2007, the court granted, in part, ERC’s motion to amend the scheduling order and expand the time permitted for discovery and filing of dispositive motions. As a result, the cutoff for fact discovery was extended to February 29, 2008 with the end of all briefing on dispositive motions set for August 11, 2008. On January 29, 2008, the Operating Partnership and ERC agreed to an extension of discovery dates to accommodate further depositions and inspections. Under the agreement, which was approved by the court on February 7, 2008, fact discovery was to be completed by April 30, 2008, expert discovery was to be completed by August 29, 2008, and summary judgment briefing would be completed by November 10, 2008. No trial date has been set. The parties have agreed to certain additional limited deposition and property inspection discovery, which will occur after April 30, 2008. In addition, on April 23, 2008, the Company and Operating Partnership filed a Motion to Compel Production of Documents and Deposition Testimony against ERC. The parties are in the process of submitting a joint motion to extend certain deadlines, which, if approved, will extend the deadline for the completion of expert discovery until October 28, 2008 and the completion of summary judgment briefing until January 20, 2009. As a result, it is possible that the dates set forth in the Court’s current scheduling order will be further extended. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Real estate assets
Land	$272,168	$276,680
Building and improvements	1,819,259	1,840,563
Furniture, fixtures and equipment	201,484	204,433
Construction in progress	149,550	134,125
Land held for future development	159,736	154,617

	2,602,197	2,610,418
Less: accumulated depreciation	(553,589)	(562,226)
For-sale condominiums	33,912	38,844
Assets held for sale, net of accumulated depreciation of $24,333 and $4,031 at March 31, 2008 and December 31, 2007, respectively	36,464	24,576

Total real estate assets	2,118,984	2,111,612
Investments in and advances to unconsolidated real estate entities	22,958	23,036
Cash and cash equivalents	15,879	11,557
Restricted cash	8,759	5,642
Deferred charges, net	10,802	10,538
Other assets	35,038	105,756

Total assets	$2,212,420	$2,268,141

Liabilities and partners’ equity
Indebtedness	$1,015,645	$1,059,066
Accounts payable and accrued expenses	93,446	100,215
Distribution payable	19,982	19,933
Accrued interest payable	13,386	4,388
Security deposits and prepaid rents	15,038	11,708

Total liabilities	1,157,497	1,195,310

Minority interests in consolidated real estate entities	4,284	3,972

Commitments and contingencies
Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	11,159	11,329
Limited partner	949,668	966,535
Accumulated other comprehensive income (loss)	(5,188)	(4,005)

Total partners’ equity	1,050,639	1,068,859

Total liabilities and partners’ equity	$2,212,420	$2,268,141

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues
Rental	$71,130	$69,229
Other property revenues	3,558	3,672
Other	239	117

Total revenues	74,927	73,018

Expenses
Property operating and maintenance (exclusive of items shown separately below)	35,613	34,120
Depreciation	15,961	16,255
General and administrative	5,848	5,448
Investment, development and other	1,458	1,550
Strategic review costs	6,070	—

Total expenses	64,950	57,373

Operating income	9,977	15,645

Interest income	210	250
Interest expense	(11,703)	(12,741)
Amortization of deferred financing costs	(851)	(812)
Gains on sales of real estate assets, net	2,119	3,706
Equity in income of unconsolidated real estate entities	401	504
Other income (expense)	(174)	(261)
Minority interest in consolidated property partnerships	(466)	(20)

Income (loss) from continuing operations	(487)	6,271

Discontinued operations
Income from discontinued property operations	869	1,398
Gains on sales of real estate assets	2,311	17,153

Income from discontinued operations	3,180	18,551

Net income	2,693	24,822
Distributions to preferred unitholders	(1,909)	(1,909)

Net income available to common unitholders	$784	$22,913

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions)	$(0.05)	$0.10
Income from discontinued operations	0.07	0.42

Net income available to common unitholders	$0.02	$0.52

Weighted average common units outstanding — basic	44,278	44,041

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions)	$(0.05)	$0.10
Income from discontinued operations	0.07	0.41

Net income available to common unitholders	$0.02	$0.51

Weighted average common units outstanding — diluted	44,278	44,776

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common Units		Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2007	$95,000	$11,329	$966,535	$(4,005)	$1,068,859
Comprehensive income
Net income	1,909	8	776	—	2,693
Net change in derivative value	—	—	—	(1,183)	(1,183)

Total comprehensive income					1,510
Contributions from the Company related to employee stock purchase, stock option and other plans	—	10	966	—	976
Equity-based compensation	—	12	1,173	—	1,185
Distributions to preferred unitholders	(1,909)	—	—	—	(1,909)
Distributions to common unitholders ($0.45 per unit)	—	(200)	(19,782)	—	(19,982)

Partners’ Equity, March 31, 2008	$95,000	$11,159	$949,668	$(5,188)	$1,050,639

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$2,693	$24,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,188	17,044
Amortization of deferred financing costs	851	812
Minority interest in consolidated entities	466	20
Gains on sales of real estate assets	(4,430)	(20,859)
Other expense (income)	281	281
Equity in income of unconsolidated entities	(401)	(504)
Distributions of earnings of unconsolidated entities	686	796
Deferred compensation	133	136
Equity-based compensation	1,185	926
Changes in assets, (increase) decrease in:
Other assets	(357)	780
Deferred charges	(93)	(14)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	8,998	8,923
Accounts payable and accrued expenses	(6,598)	(6,878)
Security deposits and prepaid rents	213	295

Net cash provided by operating activities	19,815	26,580

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(34,216)	(26,479)
Net proceeds from sales of real estate assets	95,131	34,665
Capitalized interest	(3,383)	(3,107)
Annually recurring capital expenditures	(2,258)	(2,616)
Periodically recurring capital expenditures	(1,593)	(2,305)
Community rehabilitation and other revenue generating capital expenditures	(3,508)	(4,667)
Corporate additions and improvements	(231)	(1,261)
Distributions from (investments in and advances to) unconsolidated entities	(15)	995
Note receivable collections and other investments	499	(21)

Net cash provided by (used in) investing activities	50,426	(4,796)

Cash Flows From Financing Activities
Lines of credit proceeds (repayments), net	(162,623)	1,230
Proceeds from indebtedness	120,000	—
Payments on indebtedness	(1,233)	(1,025)
Payments of financing costs	(910)	(164)
Redemption of common units	—	(3,694)
Contributions from the Company related to employee stock purchase and stock option plans	843	2,783
Capital contributions (distributions) of minority interests	(154)	200
Distributions to common unitholders	(19,933)	(19,890)
Distributions to preferred unitholders	(1,909)	—

Net cash used in financing activities	(65,919)	(20,560)

Net increase in cash and cash equivalents	4,322	1,224
Cash and cash equivalents, beginning of period	11,557	3,663

Cash and cash equivalents, end of period	$15,879	$4,887

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

At March 31, 2008, the Company owned 99.3% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.1% and 98.5% for the three months ended March 31, 2008 and 2007, respectively. Common Units held by persons other than the Company totaled 309 at March 31, 2008 and represented a 0.7% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At March 31, 2008, the Operating Partnership owned 22,437 apartment units in 62 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 2,266 apartment units in seven communities (and the expansion of one community) currently under construction and/or in lease-up. The Operating Partnership is also developing and selling 535 for-sale condominium homes in four communities (including 137 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At March 31, 2008, approximately 41.6%, 18.6%, 12.4% and 10.3% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Possible business combination

On January 23, 2008, the Company announced that its Board of Directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The process commenced immediately after the announcement and is continuing. There can be no assurance that the process will result in any transaction leading into a business combination or other sale transaction. For the three months ended March 31, 2008, the Operating Partnership incurred approximately $6,070 of strategic review costs related to this process.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and their wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Operating Partnership has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN 46R, the entities are accounted for using the equity method of accounting (under the provisions of Emerging Issues Task Force (“EITF”) No. 04-5). Accordingly, the Operating Partnership’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership also recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.

For newly developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of March 31, 2008, all newly developed condominium projects are accounted for under the Completed Contract Method.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Recently Issued and Adopted Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value is also required. The Company adopted SFAS No. 157 on January 1, 2008, specifically related to the valuation of the Company’s derivative instrument at fair value and the Company’s impairment valuation analysis related to real estate assets. The valuations were made using observable market data for similar instruments and assets. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” was issued in February 2007. SFAS No. 159 gives the Operating Partnership the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Operating Partnership on January 1, 2008. The Operating Partnership adopted SFAS No. 159 on January 1, 2008, and the adoption did not have a material impact on the Operating Partnership’s financial position and results of operations. The Operating Partnership did not elect to record any of its financial assets and liabilities at fair value in 2008 that were not recorded as such under existing accounting pronouncements.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for the Operating Partnership on January 1, 2009. The Operating Partnership is currently evaluating the potential impact of SFAS No. 160 on the Operating Partnership’s financial position and results of operations.

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R will replace SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Operating Partnership on January 1, 2009. The Operating Partnership is currently evaluating the potential impact of SFAS No. 141R on the Operating Partnership’s financial position and results of operations.
2. REAL ESTATE ACTIVITY
Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. At March 31, 2008, the Operating Partnership had two apartment communities, containing 744 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $36,464, which represents the lower of their depreciated cost or fair value less costs to sell. At March 31, 2008, the Operating Partnership also had portions of two communities being converted to condominiums, originally containing 349 units, and certain completed condominium units at newly developed condominium communities totaling $33,912 classified as for-sale condominiums on the accompanying consolidated balance sheet.

For the three months ended March 31, 2008 and 2007, income from operations included net gains from condominium sales activities at newly developed and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed certain sales and marketing costs associated with pre-sale condominium communities and condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three months ended March 31, 2008 and 2007 was as follows:

	Three months ended
	March 31,
	2008	2007
Condominium revenues	$8,297	$5,869
Condominium costs and expenses	(6,178)	(4,361)

Gains on sales of condominiums, net	$2,119	$1,508

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
For the three months ended March 31, 2007, gains on sales of real estate assets in continuing operations also included a $2,198 gain on the sale of a land site and an associated corporate facility previously used in the Operating Partnership’s landscape and maintenance operations.

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three months ended March 31, 2008, income from discontinued operations included the results of operations of two apartment communities classified as held for sale during the first quarter of 2008 and one apartment community through its sale date in January 2008. For the three months ended March 31, 2007, income from discontinued operations included the results of operations of the two apartment communities classified as held for sale at March 31, 2008, the apartment community sold in 2008, a condominium conversion community through its sell out date in February 2007 and three apartment communities sold in 2007 through their respective sale dates.
     The revenues and expenses of these communities for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended
	March 31,
	2008	2007
Revenues
Rental	$2,364	$4,695
Other property revenues	143	323

Total revenues	2,507	5,018

Expenses
Property operating and maintenance (exclusive of items shown separately below)	981	1,973
Depreciation	227	788
Interest	430	859

Total expenses	1,638	3,620

Income from discontinued property operations	$869	$1,398

For the three months ended March 31, 2008, the Operating Partnership recognized net gains in discontinued operations of $2,311 from the sale of one community, containing 143 units. This sale generated net proceeds of approximately $19,433. For the three months ended March 31, 2007, the Operating Partnership recognized net gains in discontinued operations of $16,974 from the sale of one community, containing 182 units. The sale generated net proceeds of $23,741.

For the three months ended March 31, 2007, gains on sales of real estate assets included in discontinued operations also included net gains from condominium sales at one condominium conversion community that sold out in February 2007. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the three months ended March 31, 2007 was as follows:

Condominium revenues	$560
Condominium costs and expenses	(381)

Gains on condominium sales	$179

3. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
At March 31, 2008, the Operating Partnership holds investments in four individual limited liability companies (the “Property LLCs”) with institutional investors. Three of the Property LLCs own apartment communities. The fourth Property LLC commenced construction in 2007 of a mixed-use development, consisting of for-sale condominiums and Class A office space. The Operating Partnership holds a 35% equity interest in two Property LLCs, each owning one apartment community. The Operating Partnership holds a 25% interest in one Property LLC owning three apartment communities, and a 50% interest in the condominium portion of the Property LLC developing the mixed-use project. In 2007, another Property LLC completed the sell-out of a condominium conversion community, initially consisting of 121 units.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
In 2007, the Operating Partnership’s investment in the 25% owned Property LLC resulted from the transfer of three previously owned apartment communities to the Property LLC co-owned with an institutional investor. The assets, liabilities and members’ equity of this Property LLC were recorded at fair value based on agreed-upon amounts contributed to the Property LLC. At March 31, 2008, the Operating Partnership’s investment in the 25% owned Property LLC reflects a credit investment of $13,784 resulting primarily from distributions of financing proceeds in excess of the Operating Partnership’s historical cost investment. The credit investment is reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. At March 31, 2008, the Operating Partnership’s investment in these Property LLCs totaled $22,958, excluding the credit investment discussed above. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Property LLCs was approximately $5,907 at March 31, 2008. The excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment related to the Property LLC constructing condominiums will be recognized as additional costs as the condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

	March 31,	December 31,
Balance Sheet Data	2008	2007
Real estate assets, net of accumulated depreciation of $17,048 and $15,204, respectively	$343,990	$325,705
Cash and other	7,385	7,254

Total assets	$351,375	$332,959

Mortgage/construction notes payable	$228,474	$214,549
Other liabilities	11,914	5,541

Total liabilities	240,388	220,090
Members’ equity	110,987	112,869

Total liabilities and members’ equity	$351,375	$332,959

Operating Partnership’s equity investment in Property LLCs (1)	$9,174	$9,348

	.

	Three months ended
	March 31,
Income Statement Data	2008	2007
Revenues
Rental	$6,693	$2,814
Other property revenues	400	169
Other	22	19

Total revenues	7,115	3,002

Expenses
Property operating and maintenance	2,753	1,012
Depreciation and amortization	2,131	661
Interest	2,500	688

Total expenses	7,384	2,361

Income (loss) from continuing operations	(269)	641

Discontinued operations
Income (loss) from discontinued operations	—	22
Gains on sales of real estate assets, net	—	858

Income from discontinued operations	—	880

Net income	$(269)	$1,521

Operating Partnership’s share of net income	$401	$504

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
For the three months ended March 31, 2007, gains on real estate assets represent net gains from condominium sales at the condominium conversion community held by a Property LLC that completed its sell out in 2007. A summary of revenues and costs and expenses of condominium activities for the three months ended March 31, 2007 was as follows:

Condominium revenues	$4,112
Condominium costs and expenses	(3,254)

Gains on condominium sales, net	$858

At March 31, 2008, mortgage/construction notes payable include a $49,997 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. Another mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04% requires interest only payments and matures in 2008. The Property LLC intends to refinance the mortgage note on or before their maturity with new mortgage indebtedness. Three additional mortgage notes were entered into in conjunction with the formation of the 25% owned Property LLC in 2007. Two notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The third mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

In 2007, the Property LLC constructing the mixed-use development entered into a construction loan facility with an aggregate capacity of $187,128. At March 31, 2008, the construction loan had an outstanding balance of $34,753, bears interest at LIBOR plus 1.35% and matures in 2011. Under the terms of the construction loan facility, the Operating Partnership and its 50% equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan attributable to the condominium portion of the project. Additionally, the Operating Partnership and its 50% equity partner have jointly and severally guaranteed certain debt service payments of the condominium portion of the loan not to exceed approximately $6,153, and all of the equity owners of the project, including the Operating Partnership, have guaranteed the completion of the first building at the project.
4. INDEBTEDNESS
At March 31, 2008 and December 31, 2007, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date	2008	2007
Senior Unsecured Notes	Int.	5.13%-7.70%		2010-2013	$535,000	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR+ 0.575	%(1)	2010	70,000	245,000
Cash Management Line	N/A	LIBOR+ 0.575%		2010	24,652	12,275

					94,652	257,275

Fixed Rate Secured Notes
FNMA	Prin.and Int.	6.15	%(2)	2029	94,000	94,000
Other	Prin.and Int.	4.27%-6.50%		2009-2015	291,993	172,791

					385,993	266,791

Total					$1,015,645	$1,059,066

(1)	Represents stated rate. At March 31, 2008, the weighted average interest rate was 3.34%.

(2)	Interest rate is fixed at 6.15%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2008	$4,432
2009	76,618
2010	283,280	(1)
2011	141,431
2012	103,296
Thereafter	406,588

	$1,015,645

(1)	Includes outstanding balances on lines of credit totaling $94,652.
Debt issuances

In January 2008, the Operating Partnership closed a $120,000 secured, fixed rate mortgage note payable. The note bears interest at 4.88%, requires interest only payments and matures in 2015. The note contains an automatic one year extension under which the interest rate converts to a variable rate, as defined.

Unsecured Lines of Credit

At March 31, 2008, the Operating Partnership utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 17 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2008, the Operating Partnership had issued letters of credit to third parties totaling $2,100 under this facility.

Additionally, at March 31, 2008, the Operating Partnership had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
5. PARTNERS’ EQUITY
Computations of Earnings Per Common Unit

For the three and three months ended March 31, 2008 and 2007, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended
	March 31,
	2008	2007
Income from continuing operations available to common unitholders (numerator):
Income (loss) from continuing operations	$(487)	$6,271
Less: Preferred unit distributions	(1,909)	(1,909)

Income (loss) from continuing operations available to common unitholders	$(2,396)	$4,362

Common units (denominator):
Weighted average units outstanding — basic	44,278	44,041
Dilutive units from stock options and awards (1)	—	735

Weighted average units outstanding — diluted (1)	44,278	44,776

(1)	For the three months ended March 31, 2008, the potential dilution from the Company’s outstanding stock options to purchase 419 shares were antidilutive to the loss from continuing operations per unit calculation. As such, the amounts were excluded from weighted average units for the period.
For the three months ended March 31, 2008 and 2007, stock options to purchase 2,423 and 148 shares of common stock, respectively, were excluded from the computation of diluted earnings per common unit as these stock options and awards were antidilutive.
6. DERIVATIVE FINANCIAL INSTRUMENTS
The Operating Partnership adopted the provisions of SFAS No. 157 on January 1, 2008. To comply with the provisions of SFAS No. 157, the Operating Partnership’s fair value measurement of its derivative instrument at March 31, 2008 incorporates credit valuation adjustments to appropriately reflect both its risk of nonperformance and the counterparty’s risk of nonperformance.

At March 31, 2008, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $93,890 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Operating Partnership’s FNMA variable rate debt. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. At March 31, 2008, the fair value of the interest rate swap agreement represented a liability of $3,688, and the liability was included in consolidated liabilities in the accompanying consolidated balance sheet. The change in the value of this cash flow hedge was recorded as a change in accumulated other comprehensive income (loss), a partners’ equity account, in the accompanying consolidated balance sheet.

In prior years, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). Under SFAS No. 133, as amended, the Operating Partnership is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in partners’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $281 for the three months ended March 31, 2008 and 2007.

On February 1, 2008, a $28,495 interest rate cap arrangement expired on its maturity date with no change in value from December 31, 2007.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
A summary of comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31,
	2008	2007
Net income	$2,693	$24,822
Change in derivatives (1)	(1,183)	68

Comprehensive income	$1,510	$24,890

(1)	The change in derivatives balance includes an adjustment of $281 and $281 for the three months ended March 31, 2008 and 2007, respectively, for amortized swap costs included in net income.
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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2007. The segment information for the three months ended March 31, 2007 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold subsequent to March 31, 2007 to discontinued operations under SFAS No. 144 (see note 2).
•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2007 – communities which reached stabilized occupancy in the prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under development, rehabilitation and lease-up during the period.

•	Condominium conversion and other communities – those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations.

•	Acquired communities – those communities acquired in the current or prior year.
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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2008 and 2007. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended
	March 31,
	2008	2007
Revenues
Fully stabilized communities	$59,916	$58,128
Communities stabilized during 2007	2,553	1,121
Development, rehabilitation and lease-up communities	4,295	3,825
Condominium conversion and other communities	201	4,023
Acquired communities	1,356	—
Other property segments	6,367	5,804
Other	239	117

Consolidated revenues	$74,927	$73,018

Contribution to Property Net Operating Income
Fully stabilized communities	$36,567	$35,902
Communities stabilized during 2007	1,431	176
Development, rehabilitation and lease-up communities	1,793	2,000
Condominium conversion and other communities	122	2,349
Acquired communities	665	—
Other property segments, including corporate management expenses	(1,503)	(1,646)

Consolidated property net operating income	39,075	38,781

Interest income	210	250
Other revenues	239	117
Minority interest in consolidated property partnerships	(466)	(20)
Depreciation	(15,961)	(16,255)
Interest expense	(11,703)	(12,741)
Amortization of deferred financing costs	(851)	(812)
General and administrative	(5,848)	(5,448)
Investment and development	(1,458)	(1,550)
Strategic review costs	(6,070)	—
Gains on sales of real estate assets, net	2,119	3,706
Equity in income of unconsolidated real estate entities	401	504
Other income (expense)	(174)	(261)

Income (loss) from continuing operations	(487)	6,271
Income from discontinued operations	3,180	18,551

Net income	$2,693	$24,822

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
8. SEVERANCE COSTS
In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
Accrued severance charges, beginning of period	$11,215	$12,832
Severance charges	353	—
Payments for period	(540)	(440)
Interest accretion	183	185

Accrued severance charges, end of period	$11,211	$12,577

9. SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid (including capitalized amounts of $3,383 and $3,107 for the three months ended March 31, 2008 and 2007, respectively), aggregated $6,518 and $7,784 for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008 and 2007, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $971 and $143, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2008 and 2007 were as follows:

For the three months ended March 31, 2008 and 2007, the Operating Partnership amortized approximately $281 and $281, respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the three months ended March 31, 2008 the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing a increase in accounts payable and accrued expenses and a corresponding increase in partner’s equity of $1,464. For the three months ended March 31, 2007, the Operating Partnership’s derivative financial instruments accounted for as cash flow hedges decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partner’s equity of $212.

The Operating Partnership committed to distribute $19,982 and $21,815 for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008 and 2007, the Company issued common shares for director compensation, totaling $133 and $136, respectively. These stock issuances were non-cash transactions. The Operating Partnership bears the compensation costs associated with the Company’s compensation plans. As such, the Operating Partnership issued common units to the Company in amounts equal to the above.
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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Incentive Stock Plans
Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such             shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At March 31, 2008, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,423.
Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The Company did not grant any stock options for the three months ended March 31, 2008. For options granted during the three months ended March 31, 2007, the weighted average assumptions used in the Black-Scholes option-pricing model were dividend yield of 3.8%, expected volatility of 18.1%, risk-free interest rate of 4.8% and expected option term of 5.0 years.
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
For the three months ended March 31, 2008 and 2007, the Company granted stock options to purchase zero and 199 shares of Company common stock, respectively, to Company officers and directors, of which zero and 28 shares, respectively, were granted to the Company’s non-executive chairman of the board. The Company recorded compensation expense related to stock options of $357 and $379 for the three months ended March 31, 2008 and 2007, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
A summary of stock option activity under all plans for the three months ended March 31, 2008 and 2007 is presented below:

	Three months ended
	March 31,
	2008		2007
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,455	$34	2,375	$33
Granted	—	—	199	48
Exercised	(32)	39	(64)	35
Forfeited	—	—	(1)	38

Options outstanding, end of period	2,423	34	2,509	34

Options exercisable, end of period	2,008	33	1,642	33

Weighted-average fair value of options granted during the period	$—		$7.22

At March 31, 2008, there was $1,310 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 0.9 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $146 and $789, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at March 31, 2008 were $13,736, $11,616 and $13,532, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at March 31, 2008 were 5.1, 4.7 and 5.1 years, respectively. Stock options expected to vest at March 31, 2008 totaled 2,393 at a weighted average exercise price of approximately $33.96.
At March 31, 2008, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,386 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.17 and a weighted average remaining contractual life of 4.9 years. Of these outstanding options, 1,213 were exercisable at March 31, 2008 at a weighted average exercise price of $29.57. In addition, there were 1,036 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.37 and a weighted average remaining contractual life of 5.3 years. Of these outstanding options, 794 were exercisable at March 31, 2008 at a weighted average exercise price of $39.08.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
For the three months ended March 31, 2008 and 2007, the Company granted 78 and 47 shares of restricted stock, respectively, to Company officers and directors, of which 9 and 4 shares, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the three months ended March 31, 2008 and 2007 was $42.25 and $47.98, respectively, per share. The total value of the restricted share grants for the three months ended March 31, 2008 and 2007 was $3,308 and $2,240, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $752 and $486 for the three months ended March 31, 2008 and 2007, respectively.
A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2008 and 2007 is presented below:

	Three months ended
	March 31,
	2008		2007
		Weighted Average		Weighted Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning or period	119	$35	125	$31
Granted	78	42	47	48
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested shares, end of period	197	38	172	35

At March 31, 2008, there was $6,034 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of restricted shares vested for the three months ended March 31, 2008 and 2007 was $7 and $20, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005, and the maximum number of shares issuable is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $76 and $62 for the three months ended March 31, 2008 and 2007, respectively.
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
In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Operating Partnership and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2004 through 2006. Net income tax loss carryforwards and other tax attributes generated in years prior to 2004 are also subject to challenge in any examination of the 2004 to 2006 tax years.
As of March 31, 2008, the Operating Partnership’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Operating Partnership does not expect any significant change in this unrecognized tax benefit in the remainder of 2008. To the extent these unrecognized tax

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2008 and at March 31, 2008 were not material to the Operating Partnership’s results of operations, cash flows or financial position.
The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three months ended March 31, 2008, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable is expected to be fully offset by deferred tax benefits resulting from reductions of valuation allowances recorded in prior years.
At December 31, 2007, management had established valuation allowances of approximately $3,157 against net deferred tax assets due primarily to historical losses at the TRSs in years prior to 2007 and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.
A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2007 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Operating Partnership’s Form 10-K, as amended. Other than the activity discussed above relating to the three months ended March 31, 2008, there were no material changes to the components of deferred tax assets and liabilities at March 31, 2008.
12. LEGAL PROCEEDINGS
In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is being conducted by both parties. On October 29, 2007, the court granted, in part, ERC’s motion to amend the scheduling order and expand the time permitted for discovery and filing of dispositive motions. As a result, the cutoff for fact discovery was extended to February 29, 2008 with the end of all briefing on dispositive motions set for August 11, 2008. On January 29, 2008, the Operating Partnership and ERC agreed to an extension of discovery dates to accommodate further depositions and inspections. Under the agreement, which was approved by the court on February 7, 2008, fact discovery was to be completed by April 30, 2008, expert discovery was to be completed by August 29, 2008, and summary judgment briefing would be completed by November 10, 2008. No trial date has been set. The parties have agreed to certain additional limited deposition and property inspection discovery, which will occur after April 30, 2008. In addition, on April 23, 2008, the Company and Operating Partnership filed a Motion to Compel Production of Documents and Deposition Testimony against ERC. The parties are in the process of submitting a joint motion to extend certain deadlines, which, if approved, will extend the deadline for the completion of expert discovery until October 28, 2008 and the completion of summary judgment briefing until January 20, 2009. As a result, it is possible that the dates set forth in the Court’s current scheduling order will be further extended. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.
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
Company Overview
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2008, the Company owned 22,437 apartment units in 62 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 2,266 apartment units in seven communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing and selling 535 for-sale condominium homes in four communities (including 137 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At March 31, 2008, approximately 41.6%, 18.6%, 12.4% and 10.3% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.
The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.
At March 31, 2008, the Company owned approximately 99.3% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.7% common minority interest in the Operating Partnership.
The Company’s operating results have benefited from generally improved fundamentals in the multifamily apartment market over approximately the last two years, although the rate of growth has begun to show signs of moderation later in 2007 and continuing into 2008. This is evidenced by a decrease in the year over year rate of growth in same store operating revenues and property net operating income (“NOI”) which increased 3.1% and 1.9%, respectively, for the first three months of 2008, compared to 4.7% and 4.7%, respectively, for the full year of 2007. Some concerns have emerged relating to a general economic slowdown in the U.S., including early signs of declining job growth. Historically, weaker economic conditions and declining job growth in the U.S. and in the Company’s markets has led to deteriorating, even negative, revenue and NOI growth in the multifamily market. The multifamily market is also being impacted by a slowdown in the overall U.S. housing market, attributable in part to continued concerns relating to the impact of rising mortgage delinquencies, tighter credit markets and a rising (“shadow”) supply of for-sale multifamily product entering the rental market. Notwithstanding, the delivery of new competitive for-rent multifamily supply has been more moderate than in previous periods. Based on these factors, the Company is forecasting a moderation in the rate of growth of same store community revenues and NOI for the remainder of 2008, as compared to 2007, and as more fully discussed in the “Outlook” section below. If an economic recession were to occur in the U.S., apartment fundamentals would be adversely affected.
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
In this regard, the Company disposed of 807 apartment units in 2007 and 143 units in the first quarter of 2008 for aggregate gross proceeds of approximately $91,800 and $19,850, respectively, and is currently marketing for sale two apartment communities located in Atlanta, Georgia, consisting of a total of 744 units. Gross proceeds from the sales of these two communities are currently expected to be approximately $100 million. There can be no assurance that the gross proceeds will be realized or that these sales will close. In 2007, the Company also transferred three communities, containing 1,202 apartment units, to a newly formed unconsolidated entity, in which the Company retained a 25% interest. The 75% interest in these communities effectively sold to the institutional partner generated gross proceeds of approximately $136,200. In 2007, the Company also acquired a 350-unit apartment community in Orlando, Florida, of which a portion of the community is currently in lease-up, for an aggregate gross purchase price of approximately $74,000.

As more fully described in “Current Development Activity” later in this Item 2, the Company has continued to grow its active development pipeline. The Company also expects to begin additional development projects later in 2008 and in 2009, depending on the outcome of its formal process to pursue a possible business combination or other sale transaction as well as the availability of financing and general capital market conditions. The Company may elect to fund new development projects through joint venture structures to minimize the Company’s capital investment in such projects.
In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. In total, the Company has converted five apartment communities since 2005, initially consisting of 731 units (including one held in a joint venture), into for-sale condominium homes. As of the end of the first quarter of 2008, three of these condominium conversion projects were sold out. The other two projects, consisting of a 206-unit project in Tampa, FL and a 143-unit in Houston, TX, had, on average, closed the sales of approximately 67% of their total units as of the end of the first quarter of 2008. Beginning in the second quarter of 2007, the Company also began closing condominium homes at two of its newly developed for-sale condominium projects, containing 230 homes. As of April 21, 2008, the Company had 10 condominium homes under contract and had closed 149 homes (65%) at these communities. The Company expects closings at these communities to continue in 2008. Beginning in 2007 and continuing into 2008, there has been a softening in the condominium and single family housing markets due to increasing supplies of such assets, tighter credit standards and a significant slow down in the residential housing market in the U.S. Further, in late 2007 and into 2008, the turbulence in weakening credit markets accelerated, resulting in a further decline in for-sale housing markets. As a result, the pace of condominium closings slowed beginning in 2007 and is continuing into 2008. It is likely that closings will continue to be slow at these communities for the remainder of 2008. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. As discussed in Note 1 to the consolidated financial statement contained herein, the Company uses the relative sales value method to allocate costs and recognize profits from condominium projects. This method requires the Company to estimate its total condominium projects costs and profits each period. Should the Company adjust its estimates regarding costs and profits expected to be realized from its condominium projects in future periods, the Company may recognize losses in subsequent periods to reduce estimated profits previously recorded or may recognize impairment losses if the carrying value of these assets is not deemed recoverable.
The Company’s expansion into for-sale condominium housing exposes the Company to additional risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. As of March 31, 2008, the Company had approximately $215,000 of total estimated capital cost (based on book value and including the Company’s investment in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including the Company’s share of projected development costs expected to be funded relating to for-sale projects currently under construction and held for sale. See “Risk Factors” in the Company’s Form 10-K, as amended, for the year ended December 31, 2007 for a discussion of these and other Company risk factors.
The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 0.9% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”
Possible Business Combination
On January 23, 2008, the Company announced that its Board of Directors has authorized management to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The formal process was commenced by the Company immediately following the announcement and is continuing. There can be no assurance that the initiation of a formal process will result in any transaction leading to a business combination or other sale transaction.
Disclosure Regarding Forward-Looking Statements
Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the remainder of 2008 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred in 2008), anticipated apartment community sales in 2008 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium homes, development of new for-sale condominium housing and the related sales of the for-sale condominium homes, anticipated future acquisition and development activities, accounting recognition and measurement of guarantees, anticipated refinancing and other new financing needs, the anticipated dividend level in 2008, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:
•	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;
•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;
•	The Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of additional apartment communities and for-sale condominium housing;
•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;
•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;
•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with environmental and other regulatory matters;
•	The impact of the Company’s ongoing litigation with the Equal Rights Center regarding the Americans with Disabilities Act and the Fair Housing Act (including any award of compensatory or punitive damages or injunctive relief requiring the Company to retrofit apartments or public use areas or prohibiting the sale of apartment communities or condominium units) as well as the impact of other litigation;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;
•	The progress and results of the Company’s formal process to pursue a potential sale or other business combination; and
•	Other factors, including the risk factors discussed on pages 8 to 16 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.
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

Critical Accounting Policies and New Accounting Pronouncements
In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 28 and 29 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended March 31, 2008. The discussion below addresses the implementation and impact of recently issued and adopted accounting pronouncements with an impact on the Company for the three months ended March 31, 2008 or that may have an impact on future reported results.
SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value is also required. The Company adopted SFAS No. 157 on January 1, 2008, specifically related to the valuation of the Company’s derivative instrument at fair value and the Company’s impairment valuation analysis related to real estate assets. The valuations were made using observable market data for similar instruments and assets. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” was issued in February 2007. SFAS No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company on January 1, 2008. The Company adopted SFAS No. 159 on January 1, 2008, and the adoption did not have a material impact on the Company’s financial position and results of operations. The Company did not elect to record any of its financial assets and liabilities at fair value in 2008 that were not recorded as such under existing accounting pronouncements.
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 160 on the Company’s financial position and results of operations.
SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R will replace SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 141R on the Company’s financial position and results of operations.
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
At March 31, 2008, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities consisted of the following: (1) 42 communities that were completed and stabilized for all of the current and prior year, (2) two communities that achieved full stabilization during 2007, (3) six communities and an additional phase of one community under rehabilitation programs or in lease-up, (4) one community that was acquired in 2007 and (5) portions of two communities that are being converted into condominiums that are reflected in continuing operations. These community totals exclude four communities under development (not currently in lease-up) and the operations of two apartment communities classified in discontinued operations.
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
All Operating Communities
The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three ended March 31, 2008 and 2007 is summarized as follows:

	Three months ended
	March 31,
	2008	2007	% Change
Rental and other property revenues
Fully stabilized communities (1)	$59,916	$58,128	3.1%
Communities stabilized during 2007 (2)	2,553	1,121	127.7%
Development, rehabilitation and lease-up communities	4,295	3,825	12.3%
Condominium conversion and other communities (3)	201	4,023	(95.0)%
Acquired communities (4)	1,356	—	100.0%
Other property segments (5)	6,367	5,804	9.7%

	74,688	72,901	2.5%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	23,349	22,226	5.1%
Communities stabilized during 2007 (2)	1,122	945	18.7%
Development, rehabilitation and lease-up communities	2,502	1,825	37.1%
Condominium conversion and other communities (3)	79	1,674	(95.3)%
Acquired communities (4)	691	—	100.0%
Other property segments, including corporate management expenses (6)	7,870	7,450	7.1%

	35,613	34,120	4.4%

Property net operating income (7)	$39,075	$38,781	0.8%

Capital expenditures (8)(9)
Annually recurring:
Carpet	$673	$703	(4.3)%
Other	1,470	1,677	(12.3)%

Total	$2,143	$2,380	(10.0)%

Periodically recurring	$1,569	$2,292	(31.5)%

Average apartment units in service	17,912	18,325	(2.3)%

(1)	Communities which reached stabilization prior to January 1, 2007.

(2)	Communities which reached stabilization in 2007.

(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 and communities converted to joint venture ownership in 2007.

(4)	Communities acquired subsequent to January 1, 2007.

(5)	Other property segment revenues include revenues from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $239 and $117 for the three months ended March 31, 2008 and 2007, respectively.

(6)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

(7)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended
	March 31,
	2008	2007
Total same store NOI	$36,567	$35,902
Property NOI from other operating segments	2,508	2,879

Consolidated property NOI	39,075	38,781

Add (subtract):
Interest income	210	250
Other revenues	239	117
Minority interest in consolidated property partnerships	(466)	(20)
Depreciation	(15,961)	(16,255)
Interest expense	(11,703)	(12,741)
Amortization of deferred financing costs	(851)	(812)
General and administrative	(5,848)	(5,448)
Investment and development	(1,458)	(1,550)
Strategic review costs	(6,070)	—
Gains on sales of real estate assets, net	2,119	3,706
Equity in income of unconsolidated real estate entities	401	504
Other income (expense)	(174)	(261)
Minority interest of common unitholders	22	(67)

Income (loss) from continuing operations	(465)	6,204
Income from discontinued operations	3,151	18,267

Net income	$2,686	$24,471

(8)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.

(9)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended
	March 31,
	2008	2007
Annually recurring capital expenditures
Continuing operations	$2,143	$2,380
Discontinued operations	115	236

Total annually recurring capital expenditures per statements of cash flows	$2,258	$2,616

Periodically recurring capital expenditures
Continuing operations	$1,569	$2,292
Discontinued operations	24	13

Total periodically recurring capital expenditures per statements of cash flows	$1,593	$2,305

Fully Stabilized (Same Store) Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale and communities under rehabilitation. For the 2008 to 2007 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2007. This portfolio consisted of 42 communities with 15,565 units, including 13 communities with 5,413 units (34.8%) located in Atlanta, Georgia, 10 communities with 3,096 units (19.9%) located in Dallas, Texas, five communities with 2,064 units (13.3%) located in the greater Washington, DC area, three communities with 1,877 units (12.1%) located in Tampa, Florida, four communities with 1,388 units (8.9%) located in Charlotte, North Carolina and seven communities with 1,727 units (11.0%) located in other markets. The operating performance and capital expenditures of these communities are summarized as follows:

	Three months ended
	March 31,
	2008	2007	% Change
Rental and other revenues	$59,916	$58,128	3.1%
Property operating and maintenance expenses (excluding depreciation and amortization)	23,349	22,226	5.1%

Same store net operating income (1)	$36,567	$35,902	1.9%

Capital expenditures (2)
Annually recurring:
Carpet	$618	$639	(3.3)%
Other	1,160	1,070	8.4%

Total annually recurring	1,778	1,709	4.0%
Periodically recurring	1,301	666	95.3%

Total capital expenditures (A)	$3,079	$2,375	29.6%

Total capital expenditures per unit (A ÷ 15,565 units)	$198	$153	29.4%

Average economic occupancy (3)	94.5%	94.0%	0.5%

Average monthly rental rate per unit (4)	$1,287	$1,252	2.8%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 42 for a reconciliation of net operating income for stabilized communities to GAAP net income.

(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP detailed below.

	Three months ended
	March 31,
	2008	2007
Annually recurring capital expenditures by operating segment Fully stabilized	$1,778	$1,709
Communities stabilized during 2007	25	30
Development, rehabilitation and lease-up	239	245
Condominium conversion and other	—	338
Acquired	31	—
Other segments	185	294

Total annually recurring capital expenditures per statements of cash flows	$2,258	$2,616

Periodically recurring capital expenditures by operating segment Fully stabilized	$1,301	$666
Communities stabilized during 2007	16	1,226
Development, rehabilitation and lease-up	68	224
Condominium conversion and other	—	124
Acquired	35	—
Other segments	173	65

Total periodically recurring capital expenditures per statements of cash flows	$1,593	$2,305

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

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 93.6% and 93.2% for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, net concessions were $323 and $238, respectively, and employee discounts were $198 and $216, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007
The Operating Partnership reported net income available to common unitholders of $784 for the three months ended March 31, 2008 compared to $22,913 for the three months ended March 31, 2007. The Company reported net income available to common shareholders of $777 for the three months ended March 31, 2008 compared to $22,562 for the three months ended March 31, 2007. The decrease between periods primarily reflects strategic review costs of $6,070 associated with the Company’s initiation of a formal process to pursue a possible business combination or other sale transaction for the three months ended March 31, 2008 as well as gains on the sale of one apartment community of $2,311 in 2008 compared to gains on sales of one apartment community of $16,974 and a land site of $2,198 in 2007.
Rental and other revenues from property operations increased $1,787 or 2.5% from 2007 to 2008 primarily due to increased revenues from the Company’s fully stabilized communities of $1,788 or 3.1%, increased revenues of $1,432 from communities that achieved full stabilization in 2007 and increased revenues from acquired communities of $1,356, offset by reduced revenues from condominium conversion and other communities of $3,822. The revenue increase from fully stabilized communities is discussed more fully below. The revenue increase from communities that achieved full stabilization in 2007 reflects two communities that were fully stabilized for the first quarter of 2008 compared to one community in lease up and one community under rehabilitation for the first quarter of 2007. The revenue increase from acquired communities reflects the Company’s acquisition of one community in July 2007. The revenue decrease from condominium conversion and other communities was due primarily to the transfer and sale of a 75% interest in three communities to an unconsolidated entity in mid to late 2007 and to a lesser extent the reduction of leased units as units were vacated for conversion and sale throughout 2008 and 2007.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,493 or 4.4% from 2007 to 2008 primarily due to increases from fully stabilized communities of $1,123 or 5.1%, from acquisition communities of $691, and from development, rehabilitation and lease-up communities of $677 or 37.1%, offset by reduced expenses from condominium conversion and other communities of $1,595. The expense increase from stabilized communities is discussed below. The expense increase from acquisition communities reflects a full quarter of expenses in 2008 from the community acquired in 2007. The expense increase from development, rehabilitation and lease-up communities primarily reflects expenses associated with the lease-up of two communities and one community expansion in 2008. The expense decrease from condominium conversion and other communities primarily reflects the reduced expenses from the transfer and sale of a 75% interest in three communities to an unconsolidated entity in mid to late 2007.
For the three months ended March 31, 2008, gains on real estate assets in discontinued operations included a gain of $2,311 from the sale of one apartment community containing 143 apartment units. For the three months ended March 31, 2007, gains on sales of real estate assets in continuing operations included a gain of $2,198 from the sale of a land site and an associated corporate facility and gains on real estate assets in discontinued operations included a gain of $16,974 from the sale of one apartment community containing 182 apartment units. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund new development and acquisition activities. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.
For the three months ended March 31, 2008 and 2007, gains on sales of real estate assets from condominium sales activities represented net gains of $2,119 and $1,687, respectively. As discussed in the consolidated financial statements, net condominium gains of $2,119 and $1,508 for the three months ended March 31, 2008 and 2007, respectively, were included in continuing operations. The increase in aggregate condominium gains between periods primarily reflects the sales of 18 units at newly developed communities in 2008 compared to none in 2007. Unit sales at condominium conversion communities decreased from 23 units in 2007 to 9 units in 2008 which offset a portion of gains from newly developed communities. The Company expects gains on sales of real estate assets at the Company’s condominium development and conversion communities to continue at a slow pace for the remainder of 2008 as the backlog of condominiums under contract is lower than in previous quarters and due to the further tightening of credit market conditions in an already slow for-sale housing market. See the “Outlook” section below for a discussion of expected condominium sale closings at the Company’s condominium communities.
Depreciation expense decreased $294, or 1.8% from 2007 to 2008 primarily due to reduced depreciation expense of approximately $466 due to accelerated depreciation related to the retirement of six apartment units and certain enclosed garages at a Florida community to accommodate the expansion of the community in 2007 and due to reduced depreciation between periods at fully stabilized communities resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2007. These decreases were partially offset by increased depreciation of $285 related to development and lease-up communities as apartment units were placed in service in late 2007 and early 2008 and $702 related to one community acquired in 2007.
General and administrative expenses increased $400, or 7.3%, from 2007 to 2008 primarily due to higher compensation costs and an additional severance charge for the cost of prior year severance arrangements. Higher compensation costs in 2008 of $591 reflected annual compensation increases and additional costs of $126 related to the Company shareholder value incentive compensation plan, which is tied to the increase in the Company’s stock price during the quarter. The additional severance charges of $353 related to increased accruals for the increased cost of providing the aircraft benefits under prior year severance arrangements. The increases were offset by lower legal and technology expenses primarily due to the timing of the expenses between periods.
Investment and development expenses decreased $92 or 5.9% from 2007 and 2008. In 2008, the Company’s development personnel and other costs increased $902 over 2007, as the Company continued to grow its development pipeline in three regional markets. These cost increases were offset by $997 of increased capitalization of development personnel to increasing development activity commencing in 2007 and continuing into 2008.
Strategic review costs in 2008 of $6,070 are a result of the Company’s initiation of a formal process to pursue a possible business combination or sale transaction. These costs generally consist of legal, financial and other costs. These costs will continue until the Company concludes its formal process. There can be no assurance as to the level of such costs in the future or that the initiation of a formal process will result in any transaction leading to a business combination or other sale transaction.
Interest expense included in continuing operations decreased $1,038 or 8.1% from 2007 to 2008. The decreased expense amounts between periods primarily reflect lower interest expense from lower debt levels due to apartment community dispositions and due to increased interest capitalization on the Company’s development projects of $276 between periods. Interest expense included in discontinued operations decreased from $859 in 2007 to $430 in 2008 primarily due to interest expense associated with three communities classified as held for sale or sold in 2008 compared to seven communities classified as held for sale or sold in 2007.

Equity in income of unconsolidated real estate entities decreased $103 or 20.4% from 2007 to 2008. The decrease was primarily due to the cessation of earnings from the unconsolidated entity that was selling condominium conversion units. This unconsolidated entity sold out its remaining condominium inventory in 2007.
Other income (expense) for the three months ended March 31, 2008 and 2007 represented expenses associated with estimated state franchise and other taxes. Franchise taxes are associated with margin-based taxes in Texas that were effective in 2007.
Annually recurring and periodically recurring capital expenditures from continuing operations decreased $960 or 20.5% from 2007 to 2008. The decrease in annually recurring capital expenditures of $237 primarily reflects recurring capital expenditures at three communities in 2007 that were contributed to unconsolidated entities in mid to late 2007. The decrease in periodically recurring capital expenditures of $723 primarily reflects decreased costs associated with non revenue generating capital expenditures at one community incurred in conjunction with the Company’s rehabilitation of the community (approximately $1,217). This community completed its rehabilitation activities in 2007. This decrease was offset by increased capital expenditures for “resident design center” costs. The “resident design center” program offers certain residents selected unit enhancements (principally appliance upgrades, granite counter tops, closet organizers, wood flooring and wood blinds) in return for increased rental revenues. This program started in late 2007 with a more significant roll out in 2008. The capital expenditure increase associated with this program was approximately $504 during the three months ended March 31, 2008. Capital expenditures related to this program are expected to continue for the remainder of 2008.
Fully Stabilized Communities
Rental and other revenues increased $1,788 or 3.1% from 2007 to 2008. This increase resulted from a 2.8% increase in the average monthly rental rate per apartment unit and a small increase in average economic occupancy of the portfolio from 94.0% to 94.5%. This increase in average rental rates resulted in a revenue increase of approximately $1,661 between years. The occupancy increase resulted in lower vacancy losses of $59. Additionally, other property revenues increased $68 due primarily to higher utility reimbursements offset by slightly higher net concessions between years of $85. Overall, the improved performance of the operating portfolio in the first quarter of 2008 reflects the continuation of favorable, yet moderating, market conditions (see “Company Overview” and “Outlook” where discussed further). Average occupancy levels have increased slightly year over year as the portfolio entered into 2008 with higher occupancy rates than in 2007. The Company continues to focus on maintaining rent growth in 2008 while also maintaining a rental rate structure that enables average occupancy rates to remain at mid-90% levels. See the “Outlook” section below for an additional discussion of trends for the remainder of 2008.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,123 or 5.1% from 2007 to 2008. This increase was primarily due to increased property tax expenses of $388 or 5.2%, increased insurance expenses of $221 or 18.3%, increased maintenance expenses of $264 or 11.9% and increased personnel expenses of $121 or 2.3%. Property tax expenses increased due to increased accrual rates in 2008 resulting from expected tax increases in 2008. Insurance expenses increased due to higher insurance rates compared to 2007. Insurance rates for the Company’s May 2007 to May 2008 property insurance program reflected large increases related to catastrophic coverage in coastal areas. The Company’s property insurance program renews in the second quarter of 2008. Maintenance expenses increased due to higher interior and exterior painting costs, partially due to the timing of the expenses between years. For the full year of 2008, the Company expects exterior painting expenses to be somewhat higher compared to 2007. Personnel costs increased primarily due to annual salary increases effective in January each year.
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the three months ended March 31, 2008, income from discontinued operations included the results of operations of the results of operations of one apartment community, containing 143 units, through its sale date in January 2008 and the results of operations of two apartment communities classified as held for sale in the first quarter of 2008. For the three months ended March 31, 2007, income from discontinued operations included the results of operations of the two apartment communities held for sale at March 31, 2008, the apartment community sold in 2008 and a condominium conversion community and three apartment communities sold in 2007. The revenues and expenses of discontinued operations are summarized in note 2 to the consolidated financial statements. The gains on sales of real estate assets between periods reflect the timing and size of the communities and for-sale condominiums sold. For the three months ended March 31, 2008, the Company recognized net gains of $2,311 from the sale of one apartment community in the first quarter of 2008. For the three months ended March 31, 2007, the Company recognized net gains of $16,974 from the sale of one apartment community. In the first quarter of 2007, the Company sold out its remaining condominium conversion community included in discontinued operations. These gains are discussed in note 2 to the consolidated financial statements.

As discussed under “Liquidity and Capital Resources,” the Company expects to continue to sell real estate assets as part of its overall investment, disposition and acquisition strategy. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from period to period. Additionally, should the Company change its expectations regarding the holding period for certain assets or decide to classify certain assets as held for sale, this could cause the Company to recognize impairment losses in future periods if the carrying value of these assets is not deemed recoverable.
Outlook
Statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and litigation and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above.
The Company’s outlook for the second quarter of 2008 is based on the expectation that apartment market fundamentals will continue to moderate compared to 2007 as a result of slowing job growth expectations and a slowing overall U.S. economy. Additionally, the Company expects an increased supply of rental competition from the rental of excess for-sale condominiums and single family inventories in some of its markets. However, the supply of new apartment deliveries is projected to remain in balance with rental demand and tighter credit markets may reduce turnover driven by residents purchasing their own homes.
Rental and other revenues from fully stabilized communities in the second quarter of 2008 are expected to increase compared to the second quarter of 2007, driven by modest rental rate increases and stable occupancies. Operating expenses of fully stabilized communities are also expected to increase in the second quarter of 2008. Other than general inflationary increases, the Company expects property taxes and insurance expenses to increase at slightly higher rates. Management expects fully stabilized community net operating income to increase at a modest pace in the second quarter of 2008 compared to 2007. If the U.S. economy should enter into a recession, rental revenues and net operating income could be adversely affected.
Management expects interest expense to decrease in the second quarter of 2008 compared to 2007 due generally to increased interest capitalization resulting from increased project development volume, lower debt levels as well as lower interest rates on variable rate, unsecured debt. Management also expects general and administrative and property management expenses to be relatively flat. In addition, the Company expects that it will incur additional costs associated with its commencement of a formal process to pursue a possible combination or other sale transaction, which is continuing into the second quarter of 2008.
In the third quarter of 2008, management currently expects to sell two apartment communities located in Atlanta, Georgia that were designated as held for sale in the first quarter of 2008. These sales are expected to generate gross proceeds of approximately $100,000. There can be no assurance that the gross proceeds will be realized or that these sales will close. The expected proceeds from these sales, and any other sales occurring throughout the year, are intended to be used for various corporate purposes, including funding of the Company’s development pipeline. Finally, the Company, through a taxable REIT subsidiary, expects to continue the sale of condominium homes in its condominium conversion projects that commenced in 2006 and at the two newly developed condominium communities that commenced sales in 2007. The Company expects to realize net accounting gains in the second and third quarters of 2008 from these apartment and condominium sales.
The Company has six apartment projects (and the expansion of one community) and two condominium communities under construction with a total expected cost to the Company of approximately $540,000 and expects to begin additional development projects in 2008. Management currently expects a decrease in expensed investment, development and other expenses on a quarterly basis throughout the remainder of 2008 primarily resulting from the increased capitalization of development personnel to the increased volume of construction activity in 2008. However, the start of additional development projects and the amount of development personnel capitalized to such projects are dependent on the outcome of the Company’s formal process to pursue a possible business combination or other sales transaction as well as the availability of financing and general capital market conditions.
Liquidity and Capital Resources
The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
The Company’s net cash flow from operating activities decreased from $26,580 in the first quarter of 2007 to $19,815 in the first quarter of 2008 primarily due to the payment of strategic review costs of approximately $2,491 in the first quarter of 2008 and due to unfavorable changes in the working capital components (primarily larger decreases in accounts payable and accrued expenses due to the timing of payments between periods) included in operating activities. The Company expects cash flows from operating activities to be lower in 2008 primarily driven by costs of the strategic review process underway at the Company offset by the expected modest improvement in the operating performance of the Company’s fully stabilized properties.

Net cash flows used in investing activities changed from net cash used in investing activities of $4,796 in the first quarter of 2007 to net cash provided by investing activities of $50,426 in the first quarter of 2008 primarily due to the net proceeds of real estate asset sales in 2008 offset somewhat by increased spending on development and rehabilitation activities between periods. Proceeds from sales of real estate assets were higher in 2008 primarily due to the sales of an apartment community and the collection of the net cash proceeds of approximately $67,000, held by an exchange intermediary at December 31, 2007, upon the completion of a tax deferred like kind exchange in the first quarter of 2008. The Company began renovations of two of its apartment communities in the first quarter of 2008 and construction and development expenditures increased in 2008 as the Company initiated development starts in late 2007. For the remainder of 2008, the Company expects to increase development activities (additional starts in 2008 and higher expenditures at existing developments) primarily financed through debt borrowings or leveraged joint venture arrangements (see also “Outlook” where discussed further). As of March 31, 2008, the Company had two apartment communities held for sale as well as condominium units for sale. The Company plans to principally reinvest the proceeds from these sales in its development communities and to repay debt.
Net cash flows used in financing activities increased from $20,560 in the first quarter of 2007 to $65,919 in the first quarter of 2008 primarily due to increased net debt repayment between periods primarily resulting from the increased proceeds from asset sales discussed above. In 2008, the Company expects that its outstanding debt may increase modestly, depending on the level of potential asset sales, principally to fund the expected increase in development activity discussed above.
Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT for the remainder of 2008. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.
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
For the three months ended March 31, 2008, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was not sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $6,000, including the impact of costs associated with a possible business combination or other sale transaction. The Company used line of credit borrowings to fund the additional cash flow necessary to satisfy the Company’s quarterly dividend to common shareholders of $0.45 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.
For the remainder of 2008, management of the Company expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders. The Company intends to use primarily the proceeds from apartment community and condominium sales in the remainder of 2008 to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The primary factors leading to the shortfall are the negative cash flow impact of sales of operating communities (discussed below) and the short-term negative impact of apartment rehabilitation and lease-up activities. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.
The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of March 31, 2008 was created primarily through the Company’s asset sales program. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating communities, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.
As previously discussed, the Company intends to use the proceeds from the sale of operating communities and condominium homes, availability under its unsecured revolving lines of credit, debt financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. The Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. In the first quarter of 2008, the Company generated net proceeds of approximately $19,433 from the sale of an apartment community. For the remainder of 2008, the Company also expects to generate additional sales proceeds from the sale of two Atlanta, Georgia communities as well as condominium homes. It is the current intent of management to continue to recycle capital, from time to time, through selling assets (possibly through joint venture arrangements) and reinvesting the proceeds as a strategy to diversify the cash flows of the Company across its markets and focus on building critical mass in fewer markets.
For the remainder of 2008, the Company has no scheduled maturities of consolidated unsecured or secured indebtedness. Aggregate maturities of secured indebtedness in unconsolidated entities totals $17,000 in the second half of 2008.
At March 31, 2008, the Company had approximately $94,652 borrowed under its $630,000 combined line of credit facilities. The credit facilities mature in April 2010. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 4 to the consolidated financial statements. The Company delivered certain wholly owned subsidiary guarantees under its credit facility arrangements subsequent to quarter end to ensure its compliance with such covenants at March 31, 2008. Giving effect to the delivery of the guarantees, management believes the Company was in compliance with the covenants of the Company’s credit facility arrangements at March 31, 2008. Management believes it will have adequate capacity under its facilities to execute the remainder of its 2008 business plan and meet its short-term liquidity requirements.
Stock Repurchase Program
In the fourth quarter of 2006, the Company’s board of directors adopted a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008. During the first quarter of 2008, the Company did not repurchase any shares under this program. During 2007, the Company repurchased 83 shares of common stock totaling approximately $3,694 under this program.
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

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three months ended
	March 31,
	2008	2007
New community development and acquisition activity(1)	$39,358	$29,590
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	3,508	4,667
Other community additions and improvements (3)	1,593	2,305
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,258	2,616
Corporate additions and improvements	231	1,261

	$46,948	$40,439

Other Data

Capitalized interest	$3,383	$3,107

Capitalized development and associated costs (5)	$1,760	$763

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major community rehabilitations and other unit upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.

Current Development Activity
At March 31, 2008, the Company had six communities (and the expansion of one community) containing 2,116 apartment units and 305 for-sale condominiums in two communities (including 137 units in one community held in an unconsolidated entity) under development. These communities are summarized in the table below.

								Costs
							Company	Incurred
		Number		Company	Estimated		Share of	as of
Community	Location	of Units	Retail Sq. Ft.	Ownership	Cost		Est. Cost	03/31/08
								(Company
								Share)
Apartments:
Post Alexander™	Atlanta, GA	307	—	100%	$62.4		$62.4	$49.3
Post Walk® at Citrus Park Village	Tampa, FL	296	—	100%	41.6		41.6	8.3
Post Eastside™	Dallas, TX	435	37,900	100%	56.7		56.7	29.0
Post Hyde Park®	Tampa, FL	84	—	100%	18.8	(4)	18.8	15.4
Post Frisco Bridges™	Dallas, TX	269	29,000	100%	41.3		41.3	10.5
Post Park®	Wash. DC	396	1,700	100%	84.7		84.7	19.1
Post West Austin™	Austin, TX	329	—	100%	53.2		53.2	17.8

Total Apartments		2,116	68,600		$358.7		$358.7	$149.4

Condominiums:
The Residences at 3630 Peachtree™ (5)	Atlanta, GA	137	—	50%	$93.4		$47.6	$12.7
Four Seasons Residences	Austin, TX	168	8,000	100%	133.5		133.5	23.6

Total Condominiums		305	8,000		$226.9		$181.1	$36.3

			Estimated
	Quarter	Quarter of	Quarter of		Estimated	Units
	of Const.	First Units	Stabilized	Units	Quarter	Under	Units
Community	Start	Available	Occupancy(1)	Leased(2)	Sell-out	Contract(3)	Closed(2)
Apartments:
Post Alexander™	2Q 2006	1Q 2008	2Q 2009	32	N/A	N/A	N/A
Post Walk® at Citrus Park Village	1Q 2008	1Q 2009	1Q 2010	—	N/A	N/A	N/A
Post Eastside™	4Q 2006	2Q 2008	4Q 2009	18	N/A	N/A	N/A
Post Hyde Park®	4Q 2006	4Q 2007	3Q 2008	49	N/A	N/A	N/A
Post Frisco Bridges™	3Q 2007	4Q 2008	2Q 2010	—	N/A	N/A	N/A
Post Park®	4Q 2007	1Q 2009	3Q 2010	—	N/A	N/A	N/A
Post West Austin™	4Q 2007	1Q 2009	1Q 2010	—	N/A	N/A	N/A

Total Apartments				99

Condominiums:
The Residences at 3630 Peachtree™ (5)	3Q 2007	3Q 2009	N/A	N/A	4Q 2010	—	—
Four Seasons Residences	1Q 2008	4Q 2009	N/A	N/A	4Q 2010	60	—

Total Condominiums						60	—

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	As of April 21, 2008.

(3)	As of April 21, 2008, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium units under contract will close.

(4)	Total estimated construction costs for the Post Hyde Park® expansion includes the estimated replacement costs of six apartment units at the Company’s existing Hyde Park community that were demolished to accommodate the expansion.

(5)	The amounts reflected for this project represent the condominium portion of a mixed-use development currently being developed in an entity owned with other third-party developers. This condominium portion of the project is co-owned with an Atlanta-based condominium development partner.
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
A reconciliation of net income available to common shareholders and unitholders to FFO is provided below.

	Three months ended
	March 31,
	2008	2007
Net income available to common shareholders	$777	$22,562
Minority interest of common unitholders - continuing operations	(22)	67
Minority interest in discontinued operations (1)	29	284
Depreciation on consolidated real estate assets	15,700	16,489
Depreciation on real estate assets held in unconsolidated entities	350	226
Gains on sales of real estate assets	(4,430)	(18,661)
Incremental gains (losses) on condominium sales (2)	1,504	(196)
Gains on sales of real estate assets — unconsolidated entities	—	(202)
Incremental gains on condominium sales - unconsolidated entities (2)	—	133

Funds from operations available to common shareholders and unitholders (3)	$13,908	$20,702

Weighted average shares outstanding — basic	43,875	43,367
Weighted average shares and units outstanding — basic	44,278	44,041
Weighted average shares outstanding — diluted (4)	44,294	44,101
Weighted average shares and units outstanding — diluted (4)	44,697	44,776

(1)	Represents the minority interest in earnings and gains on properties held for sale and sold reported as discontinued operations for the periods presented.

(2)	For conversion projects, the Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary. For development projects, gains on condominium sales in FFO are equivalent to gains reported under GAAP.

(3)	For the three months ended March 31, 2008, FFO included $6,070 of strategic review costs associated with the Company’s initiation of a formal process to pursue a possible business combination or other sale transaction. For the three months ended March 31, 2007, FFO included gains on land sales of $2,198.

(4)	Diluted weighted average shares and units for the three months ended March 31, 2008 include 419 shares and units representing the potential dilution from the Company’s outstanding stock options and awards. Such dilutive securities were antidilutive to the income (loss) per share computations for the three months ended March 31, 2008 under generally accepted accounting principles for such period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At March 31, 2008, the Company had $188,652 of variable rate debt tied to LIBOR. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
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
The table below provides information, including fair value measured in accordance with the guidelines established in SFAS No. 157, about the Company’s derivative financial instruments that are sensitive to changes in interest rates. For the Company’s interest rate swap arrangement, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

		Average	Average	Expected
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Settlement Date	Fair Value
					Asset (Liab.)
Interest Rate Swap (variable to fixed)	$95,600 amortizing to $90,270	5.21%	1 month LIBOR	7/31/09	$(3,688)

					$(3,688)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended and SFAS No. 157. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $94,000 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at March 31, 2008, would increase or decrease by approximately $947 on an annualized basis.
On February 1, 2008, a $28,495,000 interest rate cap arrangement expired on its maturity date with no change in value from December 31, 2007.
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

ITEM 4T. CONTROLS AND PROCEDURES
As required by Securities and Exchange Commission rules, the Operating Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the management of the general partner of the Operating Partnership, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) are the Operating Partnership’s controls and other procedures that are designed to ensure that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes to the Operating Partnership’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is being conducted by both parties. On October 29, 2007, the court granted, in part, ERC’s motion to amend the scheduling order and expand the time permitted for discovery and filing of dispositive motions. As a result, the cutoff for fact discovery was extended to February 29, 2008 with the end of all briefing on dispositive motions set for August 11, 2008. On January 29, 2008, the Operating Partnership and ERC agreed to an extension of discovery dates to accommodate further depositions and inspections. Under the agreement, which was approved by the court on February 7, 2008, fact discovery was to be completed by April 30, 2008, expert discovery was to be completed by August 29, 2008, and summary judgment briefing would be completed by November 10, 2008. No trial date has been set. The parties have agreed to certain additional limited deposition and property inspection discovery, which will occur after April 30, 2008. In addition, on April 23, 2008, the Company and Operating Partnership filed a Motion to Compel Production of Documents and Deposition Testimony against ERC. The parties are in the process of submitting a joint motion to extend certain deadlines, which, if approved, will extend the deadline for the completion of expert discovery until October 28, 2008 and the completion of summary judgment briefing until January 20, 2009. As a result, it is possible that the dates set forth in the Court’s current scheduling order will be further extended. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.
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
ITEM 1A. RISK FACTORS
There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Form 10-K, as amended, for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	through (b) – None

(c)	The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2008 (in thousands, except per share amounts).

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that May
			Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or Programs
Period	Shares Purchased	Per Share	Programs	(1)
January 1, 2008 to January 31, 2008	—	$—	—	$196,300
February 1, 2008 to February 29, 2008	—	—	—	$196,300
March 1, 2008 to March 31, 2008	—	—	—	$196,300

Total	—	$—	—	$196,300

(1)	In the fourth quarter of 2006, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
ITEM 5. OTHER INFORMATION
          None

ITEM 6. EXHIBITS
Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.
The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated as of March 14, 2008)

4.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(e)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee

10.1(f)	—	Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.2(f)*	—	Form of Change in Control Agreement (2.0X)

10.3(f)*	—	Form of Change in Control Agreement (1.5X)

10.4(f)*	—	Form of Change in Control Agreement (1.0X)

10.5(g)*	—	Amended and Restated Employment and Change in Control Agreement with David P. Stockert

10.6(g)*	—	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa

10.7(g)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas D. Senkbeil

10.8(g)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas L. Wilkes

10.8(g)*	—	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen

11.1(h)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed March 20, 2008 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(f)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.

(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 15, 2008 and incorporated herein by reference.

(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
May 9, 2008	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2008	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2008	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. By: Post GP Holdings, Inc., its sole general partner
May 9, 2008	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2008	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2008	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated as of March 14, 2008)

4.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(e)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee

10.1(f)	—	Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.2(f)*	—	Form of Change in Control Agreement (2.0X)

10.3(f)*	—	Form of Change in Control Agreement (1.5X)

10.4(f)*	—	Form of Change in Control Agreement (1.0X)

10.5(g)*	—	Amended and Restated Employment and Change in Control Agreement with David P. Stockert

10.6(g)*	—	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa

10.7(g)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas D. Senkbeil

10.8(g)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas L. Wilkes

10.8(g)*	—	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen

11.1(h)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed March 20, 2008 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(f)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.

(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 15, 2008 and incorporated herein by reference.

(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.