Form 10-Q
period 2009-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2009-05-11
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period as the registrant was required to submit and post such files).

Post Properties, Inc.	Yes [ ]	No [ ]
Post Apartment Homes, L.P.	Yes [ ]	No [ ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer [X]	Accelerated Filer [ ]
	Non-Accelerated Filer [ ]	(Do not check if a smaller reporting company)	Smaller Reporting Company [ ]
Post Apartment Homes, L.P.	Large Accelerated Filer [ ]	Accelerated Filer [ ]
	Non-Accelerated Filer [X]	(Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes [ ]	No [X]
Post Apartment Homes, L.P.	Yes [ ]	No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

44,351,749 shares of common stock outstanding as of April 30, 2009.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate assets
Land	$260,937	$258,593
Building and improvements	1,832,366	1,802,496
Furniture, fixtures and equipment	210,676	205,221
Construction in progress	213,077	189,393
Land held for future investment	81,654	81,555

	2,598,710	2,537,258
Less: accumulated depreciation	(571,199)	(553,814)
For-sale condominiums	13,353	14,610
Assets held for sale, net of accumulated depreciation of $42,379 at March 31, 2009 and December 31, 2008	85,227	85,097

Total real estate assets	2,126,091	2,083,151
Investments in and advances to unconsolidated real estate entities	42,245	39,300
Cash and cash equivalents	5,464	75,472
Restricted cash	10,389	10,164
Deferred charges, net	10,097	10,278
Other assets	33,541	34,290

Total assets	$2,227,827	$2,252,655

Liabilities and shareholders' equity
Indebtedness	$1,090,388	$1,112,913
Accounts payable and accrued expenses	107,218	109,160
Dividend and distribution payable	8,913	8,888
Accrued interest payable	10,549	5,493
Security deposits and prepaid rents	16,380	15,941

Total liabilities	1,233,448	1,252,395

Noncontrolling interests-Operating Partnership	4,382	4,410

Commitments and contingencies
Equity
Company shareholders' equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference	9	9
$50 per share, 900 shares issued and outstanding
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference
$25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
44,347 and 44,222 shares issued, 44,347 and 44,222 shares outstanding at March 31, 2009 and December 31, 2008, respectively	443	442
Additional paid-in-capital	887,845	886,643
Accumulated earnings	96,844	105,300
Accumulated other comprehensive income (loss)	-	(1,819)

	985,161	990,595

Less common stock in treasury, at cost, 83 and 80 shares at March 31, 2009 and December 31, 2008, respectively	(3,004)	(2,965)

Total Company shareholders' equity	982,157	987,630
Noncontrolling interests - consolidated real estate entities	7,840	8,220

Total equity	989,997	995,850

Total liabilities and equity	$2,227,827	$2,252,655

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues
Rental	$65,384	$66,156
Other property revenues	3,568	3,317
Other	226	239

Total revenues	69,178	69,712

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	32,698	34,396
Depreciation	17,592	15,097
General and administrative	4,409	5,134
Investment and development	997	1,390
Other investment costs	653	255
Strategic review costs	-	6,070

Total expenses	56,349	62,342

Operating income	12,829	7,370

Interest income	115	210
Interest expense	(14,178)	(11,031)
Amortization of deferred financing costs	(934)	(851)
Net gains (losses) on sales of real estate assets	(260)	2,119
Equity in income of unconsolidated real estate entities	110	401
Other income (expense), net	1,059	(174)
Net gain on early extinguishment of indebtedness	898	-

Loss from continuing operations	(361)	(1,956)

Discontinued operations
Income from discontinued property operations	2,609	2,804
Gains on sales of real estate assets	—	2,311

Income from discontinued operations	2,609	5,115

Net income	2,248	3,159
Noncontrolling interests - consolidated real estate entities	76	(466)
Noncontrolling interests - Operating Partnership	(2)	(7)

Net income available to the Company	2,322	2,686
Dividends to preferred shareholders	(1,909)	(1,909)

Net income available to common shareholders	$413	$777

Per common share data - Basic
Loss from continuing operations
(net of preferred dividends)	$(0.05)	$(0.10)
Income from discontinued operations	0.06	0.12

Net income available to common shareholders	$0.01	$0.02

Weighted average common shares outstanding - basic	44,299	43,965

Per common share data - Diluted
Loss from continuing operations
(net of preferred dividends)	$(0.05)	$(0.10)
Income from discontinued operations	0.06	0.12

Net income available to common shareholders	$0.01	$0.02

Weighted average common shares outstanding - diluted	44,299	43,965

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

2009	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Noncontrolling Interests - Operating Partnership
										(see note 5)
Equity and Accumulated Earnings, December 31, 2008	$29	$442	$886,643	$105,300	$(1,819)	$(2,965)	$987,630	$8,220	$995,850	$4,410
Comprehensive income
Net income	-	-	-	2,322	-	-	2,322	(76)	2,246	2
Net change in derivatives	-	-	-	-	1,819	-	1,819	-	1,819	10

Total comprehensive income (loss)							4,141	(76)	4,065	12
Proceeds from employee stock purchase, stock option and other plans	-	1	378	-	-	(39)	340	-	340	-
Stock-based compensation	-	-	824	-	-	-	824	-	824	4
Dividends to preferred shareholders	-	-	-	(1,909)	-	-	(1,909)	-	(1,909)	-
Dividends to common shareholders and distributions to unitholders ($0.20 per share and unit)	-	-	-	(8,869)	-	-	(8,869)	-	(8,869)	(44)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(304)	(304)	-

Equity and Accumulated Earnings, March 31, 2009	$29	$443	$887,845	$96,844	$-	$(3,004)	$982,157	$7,840	$989,997	$4,382

2008
Equity and Accumulated Earnings, December 31, 2007	$29	$438	$874,928	$183,831	$(3,962)	$(2,913)	$1,052,351	$3,972	$1,056,323	$16,508
Comprehensive income
Net income	-	-	-	2,686	-	-	2,686	466	3,152	7
Net change in derivatives	-	-	-	-	(1,172)	-	(1,172)	-	(1,172)	(11)

Total comprehensive income							1,514	466	1,980	(4)
Proceeds from employee stock purchase, stock option and other plans	-	1	1,618	-	-	(643)	976	-	976	-
Adjustment for noncontrolling interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	-	2	3,047	3,253	(17)	480	6,765	-	6,765	(6,765)
Stock-based compensation	-	-	1,174	-	-	-	1,174	-	1,174	11
Dividends to preferred shareholders	-	-	-	(1,909)	-	-	(1,909)	-	(1,909)	-
Dividends to common shareholders and distributions to unitholders ($0.45 per share and unit)	-	-	-	(19,843)	-	-	(19,843)	-	(19,843)	(139)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-		-	-	-	(154)	(154)	-
Adjustment to redemption value of noncontrolling interests - Operating Partnership	-	-	-	(2,331)	-	-	(2,331)	-	(2,331)	2,331

Equity and Accumulated Earnings, March 31, 2008	$29	$441	$880,767	$165,687	$(5,151)	$(3,076)	$1,038,697	$4,284	$1,042,981	$11,942

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$2,248	$3,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,592	16,188
Amortization of deferred financing costs	934	851
Losses (gains) on sales of real estate assets, net	260	(4,430)
Other expense (income), net	(215)	281
Equity in income of unconsolidated entities	(110)	(401)
Distributions of earnings of unconsolidated entities	463	686
Deferred compensation	23	133
Stock-based compensation	827	1,185
Net gain on early extinguishment of debt	(898)	-
Changes in assets, (increase) decrease in:
Other assets	1,135	(357)
Deferred charges	(69)	(93)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,056	8,998
Accounts payable and accrued expenses	(5,847)	(6,598)
Security deposits and prepaid rents	214	213

Net cash provided by operating activities	21,613	19,815

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(41,641)	(34,216)
Net proceeds from sales of real estate assets	2,046	95,131
Capitalized interest	(3,107)	(3,383)
Annually recurring capital expenditures	(2,633)	(2,258)
Periodically recurring capital expenditures	(9,096)	(1,593)
Community rehabilitation and other revenue generating capital expenditures	(1,647)	(3,508)
Corporate additions and improvements	(59)	(231)
Distributions from (investments in and advances to) unconsolidated entities	(3,241)	(15)
Note receivable collections and other investments	553	499

Net cash provided by (used in) investing activities	(58,825)	50,426

Cash Flows From Financing Activities
Lines of credit proceeds (repayments), net	41,981	(162,623)
Proceeds from indebtedness	236,963	120,000
Payments on indebtedness	(297,261)	(1,233)
Payments of financing costs and other	(3,695)	(910)
Proceeds from employee stock purchase and stock options plans	317	843
Distributions to noncontrolling interests - real estate entities	(304)	(154)
Distributions to noncontrolling interests - common unitholders	(44)	(212)
Dividends paid to preferred shareholders	(1,909)	(1,909)
Dividends paid to common shareholders	(8,844)	(19,721)

Net cash used in financing activities	(32,796)	(65,919)

Net increase (decrease) in cash and cash equivalents	(70,008)	4,322
Cash and cash equivalents, beginning of period	75,472	11,557

Cash and cash equivalents, end of period	$5,464	$15,879

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2009, the Company owned 21,192 apartment units in 58 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 361 for-sale condominium homes in three communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At March 31, 2009, approximately 38.8%, 21.0%, 12.6% and 10.4% (on a unit basis) of the Company's operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At March 31, 2009, the Company had outstanding 44,347 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.5% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 218 at March 31, 2009 and represented a 0.5% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.5% and 99.1% for the three months ended March 31, 2009 and 2008, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN 46R, the entities are accounted for using the equity method of accounting (under the provisions of Emerging Issues Task Force (“EITF”) No. 04-5). Accordingly, the Company's share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

For newly developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of March 31, 2009, all newly developed condominium projects are accounted for under the Completed Contract Method.

Recently Issued and Adopted Accounting Pronouncements

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as equity in the consolidated financial statements. The Company adopted the accounting and disclosure requirements of SFAS No. 160 on January 1, 2009 and has amended the presentation for its noncontrolling interests in the Operating Partnership and in consolidated real estate entities

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

retrospectively on its consolidated balance sheets, consolidated statements of operations and consolidated statements of equity and accumulated earnings.

SFAS No. 141R, “Business Combinations,” was issued in December 2007 and replaced SFAS No. 141. SFAS No. 141R requires 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination at fair value, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R also requires the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. The Company adopted SFAS No. 141R on January 1, 2009, and it did not have an impact on the Company’s financial position or results of operations.

FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) was issued in June 2008. FSP EITF 03-6-1 was effective January 1, 2009. FSP EITF 03-6-1 requires that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities for purposes of the computation of net income available to common stockholders. The Company adopted FSP EITF 03-6-1 retrospectively, effective January 1, 2009. In accordance with FSP EITF 03-6-1, prior period earnings per share amounts have been adjusted accordingly. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial position, results of operations or earnings per share.

2.	REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At March 31, 2009, the Company had three apartment communities, containing 1,328 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $85,227, which represents the lower of their depreciated cost or fair value less costs to sell. At March 31, 2009, the Company also had portions of two communities being converted to condominiums and certain completed condominium units at developed condominium communities totaling $13,353 classified as for-sale condominiums on the accompanying consolidated balance sheet.

For the three months ended March 31, 2009 and 2008, income from continuing operations included net gains from condominium sales activities at developed and condominium conversion projects representing portions of existing communities. In addition, the condominium gains are net of certain expensed sales and marketing costs associated with condominium communities under development and in pre-sale and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
	2009	2008
Condominium revenues	$2,046	$8,297
Condominium costs and expenses	(2,306)	(6,178)

Gains (losses) on sales of condominiums	$(260)	$2,119

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three months ended March 31, 2009, income from discontinued operations included the results of operations of three apartment communities classified as held for sale at March 31, 2009. For the three months ended March 31, 2008, income from discontinued operations included the results of operations of

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the three apartment communities classified as held for sale at March 31, 2009 and four apartment communities sold in 2008 through their respective sale dates.

The revenues and expenses of these communities for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
Revenues
Rental	$4,235	$7,338
Other property revenues	258	384

Total revenues	4,493	7,722

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,472	2,725
Depreciation	-	1,091
Interest	412	1,102

Total expenses	1,884	4,918

Income from discontinued property operations	$2,609	$2,804

For the three months ended March 31, 2008, the Company recognized net gains in discontinued operations of $2,311 from the sale of one community, containing 143 units. This sale generated net proceeds of approximately $19,433.

Subsequent to March 31, 2009, the Company sold one community, containing 530 units, for gross proceeds of approximately $47,431. As a result of this sale, the Company will record a gain of approximately $24,700 in the second quarter of 2009.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2009, the Company holds investments in various individual limited liability companies (the “Property LLCs”) with institutional investors that own apartment communities. The Company holds a 25% to 35% equity interest in these Property LLCs. The Company and its joint venture partner also hold an approximate pro-rata 49% interest in a Property LLC that is in the process of constructing a mixed-use development, consisting of 129 luxury condominium units, sponsored by the Company and its partner, and Class A office space, sponsored by two additional independent investors. The Company also has a 50% interest in another Property LLC that holds land for future development.

The Company’s investment in the 25% owned Property LLCs at March 31, 2009 and December 31, 2008 reflects a credit investment of $14,388 and $14,263, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Property LLC. In 2008, the Company also recorded an impairment loss relating to its investment in the 50% owned Property LLC that holds land for future investment, the result of which is a credit investment of $1,691 and $1,722, respectively, at March 31, 2009 and December 31, 2008. These credit investments are reflected in consolidated liabilities on the Company’s consolidated balance sheet.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. At March 31, 2009 and December 31, 2008, the Company’s investment in these Property LLCs totaled $42,245 and $39,300, respectively, excluding the credit investment discussed above. The excess of the Company's investment over its equity in the underlying net assets of certain Property LLCs was approximately $6,425 at March 31, 2009. The excess investment related to Property LLCs owning apartment communities is being amortized as a reduction

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

Balance Sheet Data	March 31, 2009	December 31, 2008
Real estate assets, net of accumulated depreciation of $23,122 and $21,528, respectively	$410,548	$398,167
Cash and other	11,622	6,768

Total assets	$422,170	$404,935

Mortgage/construction notes payable	$300,564	$289,013
Other liabilities	11,008	6,979

Total liabilities	311,572	295,992
Members' equity	110,598	108,943

Total liabilities and members' equity	$422,170	$404,935

Company's equity investment in Property LLCs (1)	$26,166	$23,315

(1) At March 31, 2009 and December 31, 2008, the Company’s equity investment is shown net of its credit investments of $16,079 and $15,985, respectively, discussed above.

	Three months ended March 31,
Income Statement Data	2009	2008
Revenues
Rental	$6,664	$6,693
Other property revenues	464	400
Other	1	22

Total revenues	7,129	7,115

Expenses
Property operating and maintenance	2,853	2,753
Depreciation and amortization	1,641	2,131
Interest	2,953	2,500

Total expenses	7,447	7,384

Net income (loss)	$(318)	$(269)

Company's share of net income	$110	$401

At March 31, 2009, mortgage/construction notes payable includes five mortgage notes and a construction loan facility. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

In 2007, the Property LLC constructing the mixed-use development and a related Property LLC holding land for future development entered into a construction loan facility with an aggregate capacity of $187,128. At March 31, 2009, the construction loan had an outstanding balance of $94,069, bears interest at LIBOR plus 1.35% and matures in 2011. Under the terms of the construction loan facility, the Company and its equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan held at the unconsolidated Property LLC attributable to the condominium portion of the project as well as certain debt service payments of the condominium portion of the loan held at the unconsolidated Property LLC not to exceed approximately $6,153. Finally, all of the

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

equity owners of the project at the unconsolidated Property LLC, including the Company, have jointly and severally guaranteed the completion of the first building of the project.

In periods prior to the third quarter of 2008, the Company held a 50% interest in an unconsolidated limited liability company (the “LLC”), which now holds the approximate pro-rata 49% interest in the Property LLC constructing condominiums as part of a mixed-use development with other investors as discussed above. In the third quarter of 2008, the Company invested additional equity of $15,500 in the LLC, for which it received a preferred equity interest and which resulted in the Company obtaining a controlling financial interest in the LLC. As such, the Company consolidated the LLC at September 30, 2008. Additionally, in February 2009, the Company invested additional equity of $3,000 in the LLC for which it also received a preferred equity interest. As stated above, the LLC’s principal asset is its $33,403 investment in the Property LLC, which is included in investments in and advances to unconsolidated entities on the Company’s consolidated balance sheet. In conjunction with the Company’s additional equity investment in the LLC, the LLC entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a guaranteed licensing fee upon the earlier of the sale of the condominium units as they occur or September 2012. The payment of the licensing fee will be paid from the proceeds of condominium sales at the LLC.

4.	INDEBTEDNESS

At March 31, 2009 and December 31, 2008, the Company's indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	March 31, 2009	December 31, 2008

Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	$360,142	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.80% (2)	2010	70,000	40,000
Cash Management Line	N/A	LIBOR + 0.80%	2010	22,845	10,864

				92,845	50,864

Secured Notes
FNMA	Prin. and Int.	Remarketed rate	2029	-	92,275
Other	Prin. and Int.	4.88% - 6.11% (3)	2011-2019	637,401	434,774

				637,401	527,049

Total				$1,090,388	$1,112,913

(1)    Of the Company’s senior unsecured notes, there are no scheduled maturities in 2009. Notes for approximately $100,505 bearing interest at 7.7%

         mature in 2010. The remaining notes mature between 2011 and 2013.

(2)    Represents stated rate. At March 31, 2009, the weighted average interest rate was 1.04%.

(3)    Of the Company’s secured notes, there are no scheduled maturities in 2009 or 2010. All of the notes mature between 2011 and 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2009	$1,143
2010	194,964	(1)
2011	51,142
2012	103,759
2013	205,847
Thereafter	533,533

	$1,090,388

(1)	Includes outstanding balances on lines of credit totaling $92,845.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt issuances

In January 2009, the Company closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,162, require interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in 2019. In April 2009, certain documents related to these loans were modified to facilitate the securitization of such loans under a Federal Home Loan Mortgage Corporation multifamily loan securitization program. Such amendments did not change the basic economic terms of the loans; however, in connection with such amendments the Company received modification fees in an aggregate amount of approximately $2,022 plus reimbursement of certain costs incurred in connection with such modifications. The modification fees received will be amortized over the remaining term of the loans.

In March 2009, the Company refinanced a maturing $33,954 mortgage loan using the proceeds of a new $34,800 mortgage loan. The new mortgage loan requires monthly interest-only payments for the first two years and then requires monthly principal and interest payments for the remaining term of the loan based on a 30-year amortization schedule. The loan bears interest at a fixed rate of 5.61% and matures in 2019.

In April 2009, the Company closed a $51,555 mortgage loan. The mortgage loan requires interest-only payments for the first two years and then principal and interest payments for the remaining term of the loan based on a 30-year amortization schedule. The loan bears interest at a fixed rate of 5.84% through its initial maturity in 2018, at which time the loan is automatically extended for one year to 2019 and bears a variable interest rate based on a 250 basis point spread over the Freddie Mac Reference Bills® Securities rate.

Debt retirements

In February 2009, the Company made a public tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon expiration of the tender offer, the Company repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845. This note repurchase resulted in a net gain on extinguishment of $3,524.

In March 2009, the Company fully redeemed its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Company also settled and terminated a related interest rate swap arrangement (see note 6) in conjunction with the debt extinguishment. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626.

Unsecured Lines of Credit

At March 31, 2009, the Company utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended for an additional year at the Company’s option through April 2011. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. (formally Wachovia Bank, N.A.) and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt (see below). The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2009, the Company had issued letters of credit to third parties totaling $3,654 under this facility.

In March 2009, Standard & Poor’s rating service lowered the Company’s corporate credit rating to BBB- from BBB and at the same time revised its outlook to stable. This change resulted in the interest rate spread increase to 80.0 basis points over LIBOR from 57.5 basis points on the Company’s revolving lines of credit and the facility fee increased to 17.5 basis points from 15.0 basis points.

Additionally, at March 31, 2009, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (formally Wachovia Bank, N.A.) (the "Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Debt compliance and other

The Company’s Syndicated Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. The Company met these financial covenants at March 31, 2009.

5.	EQUITY AND NONCONTROLLING INTERESTS

Computation of Earnings (Loss) Per Common Share

For the three months ended March 31, 2009 and 2008, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common share is as follows:

	Three months ended March 31,
	2009	2008
Loss from continuing operations attributable to common shareholders (numerator):
Loss from continuing operations	$(361)	$(1,956)
Noncontrolling interests - consolidated real estate entities	76	(466)
Noncontrolling interests - Operating Partnership - continuing operations	11	40
Preferred stock dividends	(1,909)	(1,909)

Loss from continuing operations attributable to common shareholders	$(2,183)	$(4,291)

Common shares (denominator):

Weighted average shares outstanding - basic (1)	44,299	43,965
Dilutive shares from stock options (1)	-	-

Weighted average shares outstanding - diluted (1)	44,299	43,965

(1)        For the three months ended March 31, 2009 and 2008, basic and dilutive weighted average shares include 185 and 90 shares, respectively, related to unvested restricted stock (participating securities). For the three months ended March 31, 2009 and 2008, the potential dilution from the Company’s outstanding stock options to purchase 0 and 385 shares, respectively, were antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the three months ended March 31, 2009 and 2008, stock options to purchase 2,527 and 2,423 shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

Noncontrolling Interests

The Company adopted SFAS No. 160 on January 1, 2009. SFAS No. 160, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). In conjunction with the issuance of SFAS No. 160, EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” (“EITF D-98”) was revised to clarify the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Company currently has two types of noncontrolling interests 1) noncontrolling interests related to the common unitholders of its Operating Partnership and 2) noncontrolling interests related to its consolidated real estate entities. The Company determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity). The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

For the three months ended March 31, 2009 and 2008, income from continuing operations, income from discontinued operations and net income available to the Company were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended March 31,
	2009	2008
Loss from continuing operations	$(274)	$(2,382)
Income from discontinued operations	2,596	5,068

Net income available to the Company	$2,322	$2,686

6.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

The Company applies SFAS No. 157, “Fair Value Measurements,” in relation to the valuation of real estate assets recorded at fair value and to its impairment valuation analysis of real estate assets. At March 31, 2009, certain parcels of land held for sale were carried at fair value of $14,850, using Level 3 inputs consisting primarily of comparable appraisals and land sale activity, on the Company’s consolidated balance sheet. There was no change in the fair value of these land parcels measured under SFAS No. 157 for the three months ended March 31, 2009. In March 2009, the Company terminated its one interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Company was required to amortize into expense the cumulative unrecognized loss on the interest rate swap over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the three months ended March 31, 2009.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of comprehensive income for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
	2009	2008
Net income	$2,248	$3,159
Change in derivatives (1)	1,829	(1,183)

Total comprehensive income	4,077	1,976
Less:
Comprehensive income attributable to noncontrolling interests	64	(462)

Total Company comprehensive income	$4,141	$1,514

(1)        For the three months ended March 31, 2009 and 2008, the change in derivatives balance includes an adjustment of $658 and $281, respectively, for amortized swap costs included in net income. The change in derivatives balance also includes an adjustment of $1,161 for the three months ended March 31, 2009 to write off of the remaining unamortized balance in equity included in net income.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2008. The segment information for the three months ended March 31, 2008 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold subsequent to March 31, 2008 to discontinued operations under SFAS No. 144 (see note 2).

—

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

—	Communities stabilized during 2008 – communities which reached stabilized occupancy in the prior year.

—	Development, rehabilitation and lease-up communities – those apartment communities under development, rehabilitation and lease-up during the period.

—

Condominium conversion and other communities – those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations.

—	Acquired communities – those communities acquired in the current or prior year.

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

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2009 and 2008. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended March 31,
	2009	2008
Revenues
Fully stabilized communities	$57,694	$58,610
Communities stabilized during 2008	2,654	2,121
Development, rehabilitation and lease-up communities	2,745	2,174
Condominium conversion and other communities	68	201
Other property segments	5,791	6,367
Other	226	239

Consolidated revenues	$69,178	$69,712

Contribution to Property Net Operating Income
Fully stabilized communities	$34,624	$34,619
Communities stabilized during 2008	1,436	807
Development, rehabilitation and lease-up communities	564	924
Condominium conversion and other communities	43	122
Other property segments, including corporate management expenses	(413)	(1,395)

Consolidated property net operating income	36,254	35,077

Interest income	115	210
Other revenues	226	239
Depreciation	(17,592)	(15,097)
Interest expense	(14,178)	(11,031)
Amortization of deferred financing costs	(934)	(851)
General and administrative	(4,409)	(5,134)
Investment and development	(997)	(1,390)
Other investment costs	(653)	(255)
Strategic review costs	-	(6,070)
Gains (losses) on sales of real estate assets, net	(260)	2,119
Equity in income of unconsolidated real estate entities	110	401
Other income (expense), net	1,059	(174)
Net gain on early extinguishment of indebtedness	898	-

Loss from continuing operations	(361)	(1,956)
Income from discontinued operations	2,609	5,115

Net income	$2,248	$3,159

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.	SEVERANCE AND OTHER CHARGES

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008

Accrued severance charges, beginning of period	$ 9,405	$ 11,215
Severance charges	-	353
Payments for period	(444)	(540)
Interest accretion	183	183

Accrued severance charges, end of period	$ 9,144	$ 11,211

In 2008, the Company announced that its Board of Directors had initiated a formal process to pursue a possible business combination or other sale transaction. The process ended in the second quarter of 2008 without a business combination or other sale transaction. For the three months ended March 31, 2008, the Company incurred approximately $6,070 of strategic review costs related to this process.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $3,107 and $3,383 for the three months ended March 31, 2009 and 2008, respectively), aggregated $12,641 and $6,518 for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $687 and $971, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2009 and 2008 were as follows:

For the three months ended March 31, 2009 and 2008, the Company amortized approximately $658 and $281, respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the three months ended March 31, 2009, the Company recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,161 related to a terminated interest rate swap derivative financial instrument. The Company also recognized other income of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). The increase in value also caused a decrease in accounts payable and accrued expenses during the three months ended March 31, 2009. Other than the amortization discussed herein, for the three months ended March 31, 2008, the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding increase in equity of $1,450.

For the three months ended March 31, 2009 and 2008, Common Units in the Operating Partnership totaling zero and 161, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to noncontrolling interest for the impact of the Company’s employee stock purchase and stock options plans, decreased noncontrolling interest and increased Company shareholders’ equity in the amounts of $6,765 for the three months ended March 31, 2008.

The Operating Partnership committed to distribute $8,913 and $19,982 for the three months ended March 31, 2009 and 2008, respectively. As a result, the Company declared dividends of $8,869 and $19,843 for the three months ended March 31, 2009 and 2008, respectively. The remaining distributions from the Operating Partnership in the

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

amount of $44 and $139 for the three months ended March 31, 2009 and 2008, respectively, were distributed to noncontrolling interests in the Operating Partnership.

For the three months ended March 31, 2009 and 2008, the Company issued common shares for director compensation, totaling $23 and $133, respectively. These were non-cash transactions.

10.	STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). At March 31, 2009 stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,527.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. For options granted during the three months ended March 31, 2009, the weighted average assumptions used in the Black-Scholes option-pricing model were dividend yield of 6.5%, expected volatility of 35.4%, risk-free interest rate of 2.2% and expected option term of 5.9 years. The Company did not grant any stock options for the three months ended March 31, 2008.

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

For the three months ended March 31, 2009 and 2008, the Company granted stock options to purchase 346 and zero shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $205 and $357 for the three months ended March 31, 2009 and 2008, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the three months ended March 31, 2009 and 2008 is presented below:

	Three months ended March 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,382	$34	2,455	$34
Granted	346	12	-	-
Exercised	-	-	(32)	39
Forfeited	(201)	36	-	-

Options outstanding, end of period	2,527	31	2,423	34

Options exercisable, end of period	2,121	33	2,008	33

Weighted-average fair value of options granted during the period	$2.09		$-

At March 31, 2009, there was $992 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0 and $146, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at March 31, 2009 was $0. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

March 31, 2009 were 5.0, 4.1 and 5.0 years, respectively. Stock options expected to vest at March 31, 2009 totaled 2,510 at a weighted average exercise price of approximately $30.84.

At March 31, 2009, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,269 options outstanding with exercise prices ranging from $12.22 to $28.99. These options have a weighted average exercise price of $22.73 and a weighted average remaining contractual life of 5.7 years. Of these outstanding options, 923 were exercisable at March 31, 2009 at a weighted average exercise price of $26.66. In addition, there were 1,258 options outstanding with exercise prices ranging from $31.00 to $48.00. These options had a weighted average exercise price of $38.88 and a weighted average remaining contractual life of 4.3 years. Of these outstanding options, 1,198 were exercisable at March 31, 2009 at a weighted average exercise price of $38.43.

For the three months ended March 31, 2009 and 2008, the Company granted 101 and 78 shares of restricted stock, respectively, to Company officers and directors. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the three months ended March 31, 2009 and 2008 was $12.22 and $42.25, respectively, per share. The total value of the restricted share grants for the three months ended March 31, 2009 and 2008 was $1,238 and $3,308, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $585 and $752 for the three months ended March 31, 2009 and 2008, respectively.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2009 and 2008 is presented below:

	Three months ended March 31,
	2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	128	$ 33	119	$ 35
Granted	101	12	78	42
Vested	-	-	-	-
Forfeited	-	-	-	-

Unvested shares, end of period	229	24	197	38

At March 31, 2009, there was $4,472 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of restricted shares vested for the three months ended March 31, 2009 and 2008 was $2 and $7, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005, and the maximum number of shares issuable is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $37 and $76 for the three months ended March 31, 2009 and 2008, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2005 through 2007. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2005 to 2007 tax years. In the fourth quarter of 2008, the Company received notice that its TRSs’ federal income tax return for the 2005 has been selected for Internal Revenue Service examination. At this stage, it is not possible to predict or determine the outcome of the examination, nor is it possible to estimate the amount or whether any adjustments will be required to that tax return.

As of March 31, 2009, the Company’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Company does not expect any significant change in this unrecognized tax benefit in the remainder of 2009. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2009 and at March 31, 2009 were not material to the Company’s results of operations, cash flows or financial position.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three months ended March 31, 2009, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable is expected to be fully offset by deferred tax benefits resulting from current period temporary differences.

At December 31, 2008, management had established valuation allowances of approximately $24,121 against net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2008 are included in the footnotes to the Company’s audited financial statements included in the Form 10-K. Other than the activity discussed above relating to the three months ended March 31, 2009, there were no material changes to the components of deferred tax assets and liabilities at March 31, 2009.

12.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery was completed by both parties on April 30, 2008, with the exception of the Company's discovery related to ERC's untimely $9 million damages allegation, which the Court has stayed pending resolution of certain motions. The parties filed cross-motions for summary judgment on December 17, 2008, oppositions to summary judgment on February 20, 2009, and replies in support of summary judgment on March 17, 2009. On February 20, 2009, the Department of Justice filed an amicus brief on behalf of ERC, and the Company filed a response. In addition, the Company has filed various additional pretrial motions, including two motions in limine and three motions to strike. The plaintiff has filed one motion to strike. The Court has not set a hearing or rendered its decision on the pending motions, including summary judgment. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

As announced in 2008, the Company is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. At this time, the Company has determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Company currently estimates that the aggregate cost of this initiative could be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The Company currently expects that a substantial majority of the costs related to these remediation efforts will be recorded as annually and periodically recurring capital expenditures. In addition and as a result of this project, the Company currently estimates that the net book value of certain building components totaling approximately $6,500 to $7,000 will be retired and, as such, are being depreciated on an accelerated basis over the remaining estimated useful life of those assets, which is expected to be not later than 2009. The work is currently underway at approximately seven properties and is expected to be completed at all the properties by 2010. The work may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. From the inception of this initiative to March 31, 2009, the Company has recorded accelerated depreciation of approximately $2,606 and has capitalized approximately $6,728 related to this project. There can be no assurance that the scope of work or the Company’s preliminary estimates of costs will not change in future periods.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate assets
Land	$260,937	$258,593
Building and improvements	1,832,366	1,802,496
Furniture, fixtures and equipment	210,676	205,221
Construction in progress	213,077	189,393
Land held for future investment	81,654	81,555

	2,598,710	2,537,258
Less: accumulated depreciation	(571,199)	(553,814)
For-sale condominiums	13,353	14,610
Assets held for sale, net of accumulated depreciation of $42,379 at March 31, 2009 and December 31, 2008	85,227	85,097

Total real estate assets	2,126,091	2,083,151
Investments in and advances to unconsolidated real estate entities	42,245	39,300
Cash and cash equivalents	5,464	75,472
Restricted cash	10,389	10,164
Deferred charges, net	10,097	10,278
Other assets	33,541	34,290

Total assets	$2,227,827	$2,252,655

Liabilities and partners’ equity
Indebtedness	$1,090,388	$1,112,913
Accounts payable and accrued expenses	107,218	109,160
Distribution payable	8,913	8,888
Accrued interest payable	10,549	5,493
Security deposits and prepaid rents	16,380	15,941

Total liabilities	1,233,448	1,252,395

Noncontrolling interests - non-Company unitholders	4,382	4,410

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	95,000	95,000
Common units
General partner	10,466	10,540
Limited partner	876,691	883,909
Accumulated other comprehensive income (loss)	-	(1,819)

Total Operating Partnership equity	982,157	987,630
Noncontrolling interests - consolidated real estate entities	7,840	8,220

Total equity	989,997	995,850

Total liabilities and equity	$2,227,827	$2,252,655

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues
Rental	$65,384	$66,156
Other property revenues	3,568	3,317
Other	226	239

Total revenues	69,178	69,712

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	32,698	34,396
Depreciation	17,592	15,097
General and administrative	4,409	5,134
Investment and development	997	1,390
Other investment costs	653	255
Strategic review costs	-	6,070

Total expenses	56,349	62,342

Operating income	12,829	7,370

Interest income	115	210
Interest expense	(14,178)	(11,031)
Amortization of deferred financing costs	(934)	(851)
Net gains (losses) on sales of real estate assets	(260)	2,119
Equity in income of unconsolidated real estate entities	110	401
Other income (expense), net	1,059	(174)
Net gain on early extinguishment of indebtedness	898	-

Loss from continuing operations	(361)	(1,956)

Discontinued operations
Income from discontinued property operations	2,609	2,804
Gains on sales of real estate assets	-	2,311

Income from discontinued operations	2,609	5,115

Net income	2,248	3,159
Noncontrolling interests - consolidated real estate entities	76	(466)
Noncontrolling interests - non-Company unitholders	(2)	(7)

Net income available to the Operating Partnership	2,322	2,686
Distributions to preferred unitholders	(1,909)	(1,909)

Net income available to common unitholders	$413	$777

Per common unit data - Basic
Loss from continuing operations (net of preferred distributions)	$(0.05)	$(0.10)
Income from discontinued operations	0.06	0.12

Net income (loss) available to common unitholders	$0.01	$0.02

Weighted average common units outstanding - basic	44,517	44,368

Per common unit data - Diluted
Loss from continuing operations (net of preferred distributions)	$(0.05)	$(0.10)
Income from discontinued operations	0.06	0.12

Net income (loss) available to common unitholders	$0.01	$0.02

Weighted average common units outstanding - diluted	44,517	44,368

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

2009	Preferred Units	Common Units		Accumulated Other	Total Operating	Noncontrolling Interests -		Noncontrolling Interests -
		General Partner	Limited Partners	Comprehensive Income (Loss)	Partnership Equity	Consolidated Real Estate Entities	Total Equity	Operating Partnership
Equity, December 31, 2008	$95,000	$10,540	$883,909	$(1,819)	$987,630	$8,220	$995,850	$4,410
Comprehensive income
Net income	1,909	4	409	-	2,322	(76)	2,246	2
Net change in derivative value	-	-	-	1,819	1,819	-	1,819	10

Total comprehensive income (loss)					4,141	(76)	4,065	12
Contributions from the Company related to employee stock purchase, stock option and other plans	-	3	337	-	340		340	-
Equity-based compensation	-	8	816	-	824		824	4
Distributions to preferred unitholders	(1,909)	-	-	-	(1,909)		(1,909)	-
Distributions to common unitholders ($0.20 per unit)	-	(89)	(8,780)	-	(8,869)		(8,869)	(44)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-		(304)	(304)	-

Equity, March 31, 2009	$95,000	$10,466	$876,691	$-	$982,157	$7,840	$989,997	$4,382

2008
Equity, December 31, 2007	$95,000	$11,329	$949,984	$(3,962)	$1,052,351	$3,972	$1,056,323	$16,508
Comprehensive income
Net income	1,909	8	769	-	2,686	466	3,152	7
Net change in derivative value	-	-	-	(1,172)	(1,172)	-	(1,172)	(11)

Total comprehensive income					1,514	466	1,980	(4)
Contributions from the Company related to employee stock purchase, stock option and other plans	-	10	966	-	976	-	976	-
Adjustment for noncontrolling interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	-	-	6,782	(17)	6,765	-	6,765	(6,765)
Equity-based compensation	-	12	1,162	-	1,174	-	1,174	11
Distributions to preferred unitholders	(1,909)	-	-	-	(1,909)	-	(1,909)	-
Distributions to common unitholders ($0.45 per unit)	-	(200)	(19,643)	-	(19,843)	-	(19,843)	(139)
Distributions to noncontrolling interests - consolidated real estate entities	-	-		-	-	(154)	(154)	-
Adjustment to redemption value of noncontrolling interests - Operating Partnership	-	-	(2,331)	-	(2,331)	-	(2,331)	2,331

Equity, March 31, 2008	$95,000	$11,159	$937,689	$(5,151)	$1,038,697	$4,284	$1,042,981	$11,942

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$2,248	$3,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,592	16,188
Amortization of deferred financing costs	934	851
Losses (gains) on sales of real estate assets, net	260	(4,430)
Other expense (income), net	(215)	281
Equity in income of unconsolidated entities	(110)	(401)
Distributions of earnings of unconsolidated entities	463	686
Deferred compensation	23	133
Equity-based compensation	827	1,185
Net gain on early extinguishment of debt	(898)	-
Changes in assets, (increase) decrease in:
Other assets	1,135	(357)
Deferred charges	(69)	(93)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,056	8,998
Accounts payable and accrued expenses	(5,847)	(6,598)
Security deposits and prepaid rents	214	213

Net cash provided by operating activities	21,613	19,815

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(41,641)	(34,216)
Net proceeds from sales of real estate assets	2,046	95,131
Capitalized interest	(3,107)	(3,383)
Annually recurring capital expenditures	(2,633)	(2,258)
Periodically recurring capital expenditures	(9,096)	(1,593)
Community rehabilitation and other revenue generating capital expenditures	(1,647)	(3,508)
Corporate additions and improvements	(59)	(231)
Distributions from (investments in and advances to) unconsolidated entities	(3,241)	(15)
Note receivable collections and other investments	553	499

Net cash provided by (used in) investing activities	(58,825)	50,426

Cash Flows From Financing Activities
Lines of credit proceeds (repayments), net	41,981	(162,623)
Proceeds from indebtedness	236,963	120,000
Payments on indebtedness	(297,261)	(1,233)
Payments of financing costs and other	(3,695)	(910)
Contributions from the Company related to employee stock purchase and stock option plans	317	843
Distributions to noncontrolling interests - real estate entities	(304)	(154)
Distributions to common unitholders	(8,844)	(19,721)
Distributions to noncontrolling interests - non-Company unitholders	(44)	(212)
Distributions to preferred unitholders	(1,909)	(1,909)

Net cash used in financing activities	(32,796)	(65,919)

Net increase (decrease) in cash and cash equivalents	(70,008)	4,322
Cash and cash equivalents, beginning of period	75,472	11,557

Cash and cash equivalents, end of period	$5,464	$15,879

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

At March 31, 2009, the Company owned 99.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.5% and 99.1% for the three months ended March 31, 2009 and 2008, respectively. Common Units held by persons other than the Company totaled 218 at March 31, 2009 and represented a 0.5% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At March 31, 2009, the Company owned 21,192 apartment units in 58 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 361 for-sale condominium homes in three communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At March 31, 2009, approximately 38.8%, 21.0%, 12.6% and 10.4% (on a unit basis) of the Company's operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and their wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Operating Partnership has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN 46R, the entities are accounted for using the equity method of accounting (under the provisions of Emerging Issues Task Force (“EITF”) No. 04-5). Accordingly, the Operating Partnership's share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

For newly developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of March 31, 2009, all newly developed condominium projects are accounted for under the Completed Contract Method.

Recently Issued and Adopted Accounting Pronouncements

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as equity in the consolidated financial statements. The Operating Partnership adopted the accounting and disclosure requirements of SFAS No. 160 on January 1, 2009 and has amended the presentation for its noncontrolling interests of the non-Company unitholders and in consolidated real estate entities retrospectively on its consolidated balance sheets, consolidated statements of operations and consolidated statements of equity.

SFAS No. 141R, “Business Combinations,” was issued in December 2007 and replaced SFAS No. 141. SFAS No. 141R requires 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination at fair value, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R also requires the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. The Operating Partnership adopted SFAS No. 141R on January 1, 2009, and it did not have an impact on the Operating Partnership’s financial position or results of operations.

FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) was issued in June 2008. FSP EITF 03-6-1 was effective January 1, 2009. FSP EITF 03-6-1 requires that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities for purposes of the computation of net income available to common unitholders. The Operating Partnership adopted FSP EITF 03-6-1 retrospectively, effective January 1, 2009. In accordance with FSP EITF 03-6-1, prior period earnings per share amounts have been adjusted accordingly. The adoption of FSP EITF 03-6-1 did not have a material impact on the Operating Partnership’s financial position, results of operations or earnings per share.

2.	REAL ESTATE ACTIVITY

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. At March 31, 2009, the Operating Partnership had three apartment communities, containing 1,328 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $85,227, which represents the lower of their depreciated cost or fair value less costs to sell. At March 31, 2009, the Operating Partnership also had portions of two communities being converted to condominiums and certain completed condominium units at developed condominium communities totaling $13,353 classified as for-sale condominiums on the accompanying consolidated balance sheet.

For the three months ended March 31, 2009 and 2008, income from continuing operations included net gains from condominium sales activities at developed and condominium conversion projects representing portions of existing communities. In addition, the condominium gains are net of certain expensed sales and marketing costs associated with condominium communities under development and in pre-sale and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three months ended March 31, 2009 and 2008 was as follows:

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended March 31,
	2009	2008
Condominium revenues	$2,046	$8,297
Condominium costs and expenses	(2,306)	(6,178)

Gains (losses) on sales of condominiums	$(260)	$2,119

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three months ended March 31, 2009, income from discontinued operations included the results of operations of three apartment communities classified as held for sale at March 31, 2009. For the three months ended March 31, 2008, income from discontinued operations included the results of operations of the three apartment communities classified as held for sale at March 31, 2009 and four apartment communities sold in 2008 through their respective sale dates.

The revenues and expenses of these communities for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
Revenues
Rental	$4,235	$7,338
Other property revenues	258	384

Total revenues	4,493	7,722

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,472	2,725
Depreciation	-	1,091
Interest	412	1,102

Total expenses	1,884	4,918

Income from discontinued property operations	$2,609	$2,804

For the three months ended March 31, 2008, the Operating Partnership recognized net gains in discontinued operations of $2,311 from the sale of one community, containing 143 units. This sale generated net proceeds of approximately $19,433.

Subsequent to March 31, 2009, the Operating Partnership sold one community, containing 530 units, for gross proceeds of approximately $47,431. As a result of this sale, the Operating Partnership will record a gain of approximately $24,700 in the second quarter of 2009.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2009, the Operating Partnership holds investments in various individual limited liability companies (the “Property LLCs”) with institutional investors that own apartment communities. The Operating Partnership holds a 25% to 35% equity interest in these Property LLCs. The Operating Partnership and its joint venture partner also hold an approximate pro-rata 49% interest in a Property LLC that is in the process of constructing a mixed-use development, consisting of 129 luxury condominium units, sponsored by the Operating Partnership and its partner, and Class A office space, sponsored by two additional independent investors. The Operating Partnership also has a 50% interest in another Property LLC that holds land for future development.

The Operating Partnership’s investment in the 25% owned Property LLCs at March 31, 2009 and December 31, 2008 reflects a credit investment of $14,388 and $14,263, respectively. These credit balances resulted from

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

distribution of financing proceeds in excess of the Operating Partnership’s historical cost upon the formation of the Property LLC. In 2008, the Operating Partnership also recorded an impairment loss relating to its investment in the 50% owned Property LLC that holds land for future investment, the result of which is a credit investment of $1,691 and $1,722, respectively, at March 31, 2009 and December 31, 2008. These credit investments are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. At March 31, 2009 and December 31, 2008, the Operating Partnership’s investment in these Property LLCs totaled $42,245 and $39,300, respectively, excluding the credit investment discussed above. The excess of the Operating Partnership's investment over its equity in the underlying net assets of certain Property LLCs was approximately $6,425 at March 31, 2009. The excess investment related to Property LLCs owning apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

Balance Sheet Data	March 31, 2009	December 31, 2008
Real estate assets, net of accumulated depreciation of $23,122 and $21,528, respectively	$410,548	$398,167
Cash and other	11,622	6,768

Total assets	$422,170	$404,935

Mortgage/construction notes payable	$300,564	$289,013
Other liabilities	11,008	6,979

Total liabilities	311,572	295,992
Members’ equity	110,598	108,943

Total liabilities and members’ equity	$422,170	$404,935

Operating Partnership's equity investment in Property LLCs (1)	$26,166	$23,315

(1) At March 31, 2009 and December 31, 2008, the Operating Partnership’s equity investment is shown net of its credit investments of $16,079 and $15,985, respectively, discussed above.
	Three months ended March 31,
Income Statement Data	2009	2008
Revenues
Rental	$6,664	$6,693
Other property revenues	464	400
Other	1	22

Total revenues	7,129	7,115

Expenses
Property operating and maintenance	2,853	2,753
Depreciation and amortization	1,641	2,131
Interest	2,953	2,500

Total expenses	7,447	7,384

Net income (loss)	$(318)	$(269)

Operating Partnership’s share of net income	$110	$401

At March 31, 2009, mortgage/construction notes payable includes five mortgage notes and a construction loan facility. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

In 2007, the Property LLC constructing the mixed-use development and a related Property LLC holding land for future development entered into a construction loan facility with an aggregate capacity of $187,128. At March 31, 2009, the construction loan had an outstanding balance of $94,069, bears interest at LIBOR plus 1.35% and matures in 2011. Under the terms of the construction loan facility, the Operating Partnership and its equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan held at the unconsolidated Property LLC attributable to the condominium portion of the project as well as certain debt service payments of the condominium portion of the loan held at the unconsolidated Property LLC not to exceed approximately $6,153. Finally, all of the equity owners of the project at the unconsolidated Property LLC, including the Operating Partnership, have jointly and severally guaranteed the completion of the first building of the project.

In periods prior to the third quarter of 2008, the Operating Partnership held a 50% interest in an unconsolidated limited liability company (the “LLC”), which now holds the approximate pro-rata 49% interest in the Property LLC constructing condominiums as part of a mixed-use development with other investors as discussed above. In the third quarter of 2008, the Operating Partnership invested additional equity of $15,500 in the LLC, for which it received a preferred equity interest and which resulted in the Operating Partnership obtaining a controlling financial interest in the LLC. As such, the Operating Partnership consolidated the LLC at September 30, 2008. Additionally, in February 2009, the Operating Partnership invested additional equity of $3,000 in the LLC for which it also received a preferred equity interest. As stated above, the LLC’s principal asset is its $33,403 investment in the Property LLC, which is included in investments in and advances to unconsolidated entities on the Operating Partnership’s consolidated balance sheet. In conjunction with the Operating Partnership’s additional equity investment in the LLC, the LLC entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a guaranteed licensing fee upon the earlier of the sale of the condominium units as they occur or September 2012. The payment of the licensing fee will be paid from the proceeds of condominium sales at the LLC.

4.	INDEBTEDNESS

At March 31, 2009 and December 31, 2008, the Operating Partnership's indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	March 31, 2009	December 31, 2008

Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	$360,142	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.80% (2)	2010	70,000	40,000
Cash Management Line	N/A	LIBOR + 0.80%	2010	22,845	10,864

				92,845	50,864

Secured Notes
FNMA	Prin. and Int.	Remarketed rate	2029	-	92,275
Other	Prin. and Int.	4.88% - 6.11% (3)	2011-2019	637,401	434,774

				637,401	527,049

Total				$1,090,388	$1,112,913

(1)

Of the Operating Partnership’s senior unsecured notes, there are no scheduled maturities in 2009. Notes for approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.

(2)	Represents stated rate. At March 31, 2009, the weighted average interest rate was 1.04%.
(3)	Of the Operating Partnership’s secured notes, there are no scheduled maturities in 2009 or 2010. All of the notes mature between 2011 and 2019.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2009	$1,143
2010	194,964	(1)
2011	51,142
2012	103,759
2013	205,847
Thereafter	533,533

	$1,090,388

(1)	Includes outstanding balances on lines of credit totaling $92,845.

Debt issuances

In January 2009, the Operating Partnership closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,162, require interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in 2019. In April 2009, certain documents related to these loans were modified to facilitate the securitization of such loans under a Federal Home Loan Mortgage Corporation multifamily loan securitization program. Such amendments did not change the basic economic terms of the loans; however, in connection with such amendments the Company received modification fees in an aggregate amount of approximately $2,022 plus reimbursement of certain costs incurred in connection with such modifications. The modification fees received will be amortized over the remaining term of the loans.

In March 2009, the Operating Partnership refinanced a maturing $33,954 mortgage loan using the proceeds of a new $34,800 mortgage loan. The new mortgage loan requires monthly interest-only payments for the first two years and then requires monthly principal and interest payments for the remaining term of the loan based on a 30-year amortization schedule. The loan bears interest at a fixed rate of 5.61% and matures in 2019.

In April 2009, the Operating Partnership closed a $51,555 mortgage loan. The mortgage loan requires interest-only payments for the first two years and then principal and interest payments for the remaining term of the loan based on a 30-year amortization schedule. The loan bears interest at a fixed rate of 5.84% through its initial maturity in 2018, at which time the loan is automatically extended for one year to 2019 and bears a variable interest rate based on a 250 basis point spread over the Freddie Mac Reference Bills® Securities rate.

Debt retirements

In February 2009, the Operating Partnership made a public tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon expiration of the tender offer, the Operating Partnership repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845. This note repurchase resulted in a net gain on extinguishment of $3,524.

In March 2009, the Operating Partnership fully redeemed its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Operating Partnership also settled and terminated a related interest rate swap arrangement (see note 6) in conjunction with the debt extinguishment. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Unsecured Lines of Credit

At March 31, 2009, the Operating Partnership utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended for an additional year at the Operating Partnership’s option through April 2011. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. (formerly Wachovia Bank, N.A.) and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt (see below). The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2009, the Operating Partnership had issued letters of credit to third parties totaling $3,654 under this facility.

In March 2009, Standard & Poor’s rating service lowered the Operating Partnership’s corporate credit rating to BBB- from BBB and at the same time revised its outlook to stable. This change resulted in the interest rate spread increase to 80.0 basis points over LIBOR from 57.5 basis points on the Operating Partnership’s revolving lines of credit and the facility fee increased to 17.5 basis points from 15.0 basis points.

Additionally, at March 31, 2009, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (formerly Wachovia Bank, N.A.) (the "Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Debt compliance and other

The Operating Partnership’s Syndicated Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Operating Partnership to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Operating Partnership to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Operating Partnership to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. The Operating Partnership met these financial covenants at March 31, 2009.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

5.	EQUITY AND NONCONTROLLING INTERESTS

Computations of Earnings (Loss) Per Common Unit

For the three months ended March 31, 2009 and 2008, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common unit is as follows:

	Three months ended March 31,
	2009	2008
Loss from continuing operations attributable to common unitholders (numerator):
Loss from continuing operations	$(361)	$(1,956)
Noncontrolling interests - consolidated real estate entities	76	(466)
Preferred unit distributions	(1,909)	(1,909)

Loss from continuing operations attributable to common unitholders	$(2,194)	$(4,331)

Common units (denominator):
Weighted average units outstanding - basic (1)	44,517	44,368
Dilutive units from stock options (1)	-	-

Weighted average units outstanding - diluted (1)	44,517	44,368

(1)       For the three months ended March 31, 2009 and 2008, basic and dilutive weighted average units include 185 and 90 shares, respectively, related to unvested restricted stock (participating securities). For the three months ended March 31, 2009 and 2008, the potential dilution from the Company’s outstanding stock options to purchase 0 and 385 shares, respectively, were antidilutive to the loss from continuing operations per unit calculation. As such, the amounts were excluded from weighted average units for the period.

For the three months ended March 31, 2009 and 2008, stock options to purchase 2,527 and 2,423 shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per common unit as these stock options were antidilutive.

Noncontrolling Interests

The Operating Partnership adopted SFAS No. 160 on January 1, 2009. SFAS No. 160, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). In conjunction with the issuance of SFAS No. 160, EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” (“EITF D-98”) was revised to clarify the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Operating Partnership currently has two types of noncontrolling interests 1) noncontrolling interests related to its non-Company common unitholders and 2) noncontrolling interests related to its consolidated real estate entities. The Operating Partnership determined that the noncontrolling interests related to its non-Company common unitholders met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity). The Operating Partnership further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the three months ended March 31, 2009 and 2008, income from continuing operations, income from discontinued operations and net income available to the Operating Partnership were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended March 31,
	2009	2008
Loss from continuing operations	$(274)	$(2,382)
Income from discontinued operations	2,596	5,068

Net income available to the Operating Partnership	$2,322	$2,686

6.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

The Operating Partnership applies SFAS No. 157, “Fair Value Measurements,” in relation to the valuation of real estate assets recorded at fair value and to its impairment valuation analysis of real estate assets. At March 31, 2009, certain parcels of land held for sale were carried at fair value of $14,850, using Level 3 inputs consisting primarily of comparable appraisals and land sale activity, on the Operating Partnership’s consolidated balance sheet. There was no change in the fair value of these land parcels measured under SFAS No. 157 for the three months ended March 31, 2009.

In March 2009, the Operating Partnership terminated its one interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Operating Partnership was required to amortize into expense the cumulative unrecognized loss on the interest rate swap over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the three months ended March 31, 2009.

A summary of comprehensive income for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
	2009	2008
Net income	$2,248	$3,159
Change in derivatives (1)	1,829	(1,183)

Total comprehensive income	4,077	1,976
Less:
Comprehensive income attributable to noncontrolling interests	64	(462)

Total Operating Partnership comprehensive income	$4,141	$1,514

(1)        For the three months ended March 31, 2009 and 2008, the change in derivatives balance includes an adjustment of $658 and $281, respectively, for amortized swap costs included in net income. The change in derivatives balance also includes an adjustment of $1,161 for the three months ended March 31, 2009 to write off of the remaining unamortized balance in equity included in net income.

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2008. The segment information for the three months ended March 31, 2008 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold subsequent to March 31, 2008 to discontinued operations under SFAS No. 144 (see note 2).

—

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

—	Communities stabilized during 2008 – communities which reached stabilized occupancy in the prior year.

—	Development, rehabilitation and lease-up communities – those apartment communities under development, rehabilitation and lease-up during the period.

—

Condominium conversion and other communities – those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations.

—	Acquired communities – those communities acquired in the current or prior year.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2009 and 2008. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended March 31,
	2009	2008
Revenues
Fully stabilized communities	$57,694	$58,610
Communities stabilized during 2008	2,654	2,121
Development, rehabilitation and lease-up communities	2,745	2,174
Condominium conversion and other communities	68	201
Other property segments	5,791	6,367
Other	226	239

Consolidated revenues	$69,178	$69,712

Contribution to Property Net Operating Income
Fully stabilized communities	$34,624	$34,619
Communities stabilized during 2008	1,436	807
Development, rehabilitation and lease-up communities	564	924
Condominium conversion and other communities	43	122
Other property segments, including corporate management expenses	(413)	(1,395)

Consolidated property net operating income	36,254	35,077

Interest income	115	210
Other revenues	226	239
Depreciation	(17,592)	(15,097)
Interest expense	(14,178)	(11,031)
Amortization of deferred financing costs	(934)	(851)
General and administrative	(4,409)	(5,134)
Investment and development	(997)	(1,390)
Other investment costs	(653)	(255)
Strategic review costs	-	(6,070)
Gains (losses) on sales of real estate assets, net	(260)	2,119
Equity in income of unconsolidated real estate entities	110	401
Other income (expense), net	1,059	(174)
Net gain on early extinguishment of indebtedness	898	-

Loss from continuing operations	(361)	(1,956)
Income from discontinued operations	2,609	5,115

Net income	$2,248	$3,159

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.	SEVERANCE AND OTHER CHARGES

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Accrued severance charges, beginning of period	$9,405	$11,215
Severance charges	-	353
Payments for period	(444)	(540)
Interest accretion	183	183

Accrued severance charges, end of period	$9,144	$11,211

In 2008, the Operating Partnership announced that the Board of Directors of the Company initiated a formal process to pursue a possible business combination or other sale transaction. The process ended in the second quarter of 2008 without a business combination or other sale transaction. For the three months ended March 31, 2008, the Operating Partnership incurred approximately $6,070 of strategic review costs related to this process.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $3,107 and $3,383 for the three months ended March 31, 2009 and 2008, respectively), aggregated $12,641 and $6,518 for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $687 and $971, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2009 and 2008 were as follows:

For the three months ended March 31, 2009 and 2008, the Operating Partnership amortized approximately $658 and $281, respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the three months ended March 31, 2009, the Operating Partnership recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,161 related to a terminated interest rate swap derivative financial instrument. The Operating Partnership also recognized other income of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). The increase in value also caused a decrease in accounts payable and accrued expenses during the three months ended March 31, 2009. Other than the amortization discussed herein, for the three months ended March 31, 2008, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding increase in equity of $1,450.

The Operating Partnership committed to distribute $8,913 and $19,982 for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, the Company issued common shares for director compensation, totaling $23 and $133, respectively. These were non-cash transactions.

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

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). At March 31, 2009 stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,527.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. For options granted during the three months ended March 31, 2009, the weighted average assumptions used in the Black-Scholes option-pricing model were dividend yield of 6.5%, expected volatility of 35.4%, risk-free interest rate of 2.2% and expected option term of 5.9 years. The Company did not grant any stock options for the three months ended March 31, 2008.

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

For the three months ended March 31, 2009 and 2008, the Company granted stock options to purchase 346 and zero shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $205 and $357 for the three months ended March 31, 2009 and 2008, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the three months ended March 31, 2009 and 2008 is presented below:

	Three months ended March 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,382	$ 34	2,455	$ 34
Granted	346	12	-	-
Exercised	-	-	(32)	39
Forfeited	(201)	36	-	-

Options outstanding, end of period	2,527	31	2,423	34

Options exercisable, end of period	2,121	33	2,008	33

Weighted-average fair value of options granted during the period	$2.09		$-

At March 31, 2009, there was $992 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0 and $146, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at March 31, 2009 was $0. The

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at March 31, 2009 were 5.0, 4.1 and 5.0 years, respectively. Stock options expected to vest at March 31, 2009 totaled 2,510 at a weighted average exercise price of approximately $30.84.

At March 31, 2009, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,269 options outstanding with exercise prices ranging from $12.22 to $28.99. These options have a weighted average exercise price of $22.73 and a weighted average remaining contractual life of 5.7 years. Of these outstanding options, 923 were exercisable at March 31, 2009 at a weighted average exercise price of $26.66. In addition, there were 1,258 options outstanding with exercise prices ranging from $31.00 to $48.00. These options had a weighted average exercise price of $38.88 and a weighted average remaining contractual life of 4.3 years. Of these outstanding options, 1,198 were exercisable at March 31, 2009 at a weighted average exercise price of $38.43.

For the three months ended March 31, 2009 and 2008, the Company granted 101 and 78 shares of restricted stock, respectively, to Company officers and directors. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the three months ended March 31, 2009 and 2008 was $12.22 and $42.25, respectively, per share. The total value of the restricted share grants for the three months ended March 31, 2009 and 2008 was $1,238 and $3,308, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $585 and $752 for the three months ended March 31, 2009 and 2008, respectively.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2009 and 2008 is presented below:

	Three months ended March 31,
	2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	128	$ 33	119	$ 35
Granted	101	12	78	42
Vested	-	-	-	–
Forfeited	-	-	-	-

Unvested shares, end of period	229	24	197	38

At March 31, 2009, there was $4,472 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of restricted shares vested for the three months ended March 31, 2009 and 2008 was $2 and $7, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005, and the maximum number of shares issuable is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $37 and $76 for the three months ended March 31, 2009 and 2008, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Operating Partnership and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2005 through 2007. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2005 to 2007 tax years. In the fourth quarter of 2008, the Operating Partnership received notice that its TRSs’ federal income tax return for the 2005 has been selected for Internal Revenue Service examination. At this stage, it is not possible to predict or determine the outcome of the examination, nor is it possible to estimate the amount or whether any adjustments will be required to that tax return.

As of March 31, 2009, the Operating Partnership’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Operating Partnership does not expect any significant change in this unrecognized tax benefit in the remainder of 2009. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2009 and at March 31, 2009 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three months ended March 31, 2009, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable is expected to be fully offset by deferred tax benefits resulting from current period temporary differences.

At December 31, 2008, management had established valuation allowances of approximately $24,121 against net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2008 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Form 10-K. Other than the activity discussed above relating to the three months ended March 31, 2009, there were no material changes to the components of deferred tax assets and liabilities at March 31, 2009.

12.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery was completed by both parties on April 30, 2008, with the exception of the Company and the Operating Partnership’s discovery related to ERC’s untimely $9 million damages allegation, which the Court has stayed pending resolution of certain motions. The parties filed cross-motions for summary judgment on December 17, 2008, oppositions to summary judgment on February 20, 2009, and replies in support of summary judgment on March 17, 2009. On February 20, 2009, the Department of Justice filed an amicus brief on behalf of ERC, and the Company and the Operating Partnership filed a response. In addition, the Company has filed various additional pretrial motions, including two motions in limine and three motions to strike. The plaintiff has filed one motion to strike. The Court has not set a hearing or rendered its decision on the pending motions, including summary judgment. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

As announced in 2008, the Operating Partnership is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. At this time, the Operating Partnership has determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Operating Partnership currently estimates that the aggregate cost of this initiative could be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The Operating Partnership currently expects that a substantial majority of the costs related to these remediation efforts will be recorded as annually and periodically recurring capital expenditures. In addition and as a result of this project, the Operating Partnership currently estimates that the net book value of certain building components totaling approximately $6,500 to $7,000 will be retired and, as such, are being depreciated on an accelerated basis over the remaining estimated useful life of those assets, which is expected to be not later than 2009. The work is currently underway at approximately seven properties and is expected to be completed at all the properties by 2010. The work may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. From the inception of this initiative to March 31, 2009, the Operating Partnership has recorded accelerated depreciation of approximately $2,606 and has capitalized approximately $6,728 related to this project. There can be no assurance that the scope of work or the Operating Partnership’s preliminary estimates of costs will not change in future periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   (In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2009, the Company owned 21,192 apartment units in 58 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 361 for-sale condominium homes in three communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At March 31, 2009, approximately 38.8%, 21.0%, 12.6% and 10.4% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At March 31, 2009, the Company owned approximately 99.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.5% common minority interest in the Operating Partnership.

Operations Overview

The Company’s operating results experienced a decrease in the year over year rate of growth in same store operating revenues of 1.6% for the three months ended March 31, 2009, compared to an increase of 1.4% for the full year of 2008. However, as a result of favorable variances in property operating expenses during the quarter, particularly insurance and personnel expenses, growth in same store net operating income (“NOI”) was flat during the first quarter of 2009, compared to the first quarter of 2008.

As a result of events in the global capital markets and the U.S. economy, including a severe tightening in the credit markets, increasing unemployment and declining consumer confidence, a significant decline in economic growth in the U.S. has occurred and is expected to continue for the remainder 2009. Historically, weaker economic conditions and declining job growth in the U.S. and in the Company’s markets has led to deteriorating, even negative, revenue and NOI growth in the multi-family market. Further, the multi-family market is being adversely impacted by a substantial decline in the overall U.S. housing market, attributable in part to continued concerns relating to the impact of rising mortgage delinquencies and foreclosures, tighter credit markets and a rising (“shadow”) supply of for-sale multi-family product entering the rental market. Based on the above factors, the Company is forecasting a decline in same store community revenues and NOI for the remainder of 2009 as more fully discussed in the “Outlook” section below. If the recession in the U.S. economy were to worsen or continue beyond 2009, the Company’s operating results would be adversely affected. In addition, the overall tightening of the credit markets and current conditions in the global capital markets and the U.S. economy could also make it increasingly difficult for the Company to actively pursue sales of its assets currently held for sale and will continue to adversely impact the Company’s ability to obtain joint venture or other financing for its development projects while these conditions persist.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In 2008, the Company reduced its headcount approximately 15%, including an approximately 25% reduction in headcount in corporate office positions, through a combination of asset sales, out-sourcing, attrition and positions eliminated. The Company also implemented a salary freeze for associates with base salaries greater than $50, substantially reduced bonuses, including eliminating any incentive bonus for 2008 for the Company’s President and CEO, reduced long-term incentives for executive officers for 2008 and targeted long-term incentives for 2009. In addition, at his request, compensation paid to the Chairman of the Company’s Board of Directors was substantially reduced for 2008 and waived entirely for 2009. There can be no assurance that the Company will not recognize additional severance charges in future periods.

The Company is currently marketing for sale two apartment communities, totaling 798 units, including one community located in Atlanta, Georgia and one community located in the northern Virginia submarket of greater Washington, D.C. A third community, containing 530 units, held for sale at March 31, 2009 was sold in April 2009 for a gross sales price of approximately $47,431. Gross proceeds that may potentially be realized by the Company from the sales of the two remaining communities are expected to be utilized consistent with the Company’s liquidity and balance sheet strategy discussed below. However, current conditions in the global capital markets and the U.S. economy discussed above may adversely affect the Company’s ability to sell assets, making it difficult for potential buyers to obtain financing at attractive terms or at all. As a result, there can be no assurance that these assets will be sold.

As more fully described in “Current Development Activity” below, the Company made the decision to defer further substantive activities on all of its pre-development projects and to abandon the pursuit of certain other development projects in light of difficult market conditions. Additionally, during 2008, management evaluated its current expectations regarding the timing and projected undiscounted future cash flows from land held for future development (including the Company’s expectations of possible future uses, capitalization rates, investors’ return expectations, rental rates and operating cash flows) and reduced its expectations regarding the estimated fair values of its land holdings. As a result, the Company recorded non-cash impairment charges in 2008 to write down a substantial portion of its land held for sale and land held for future investment (including the Company’s interest in a joint venture that holds land for future investment) to estimated fair market value. After considering the impact of these impairment charges, which on a cumulative basis represented an approximately 47% reduction to the original aggregate carrying values of its land assets, the Company’s land held for future investment and sale totaled approximately $98,527 at March 31, 2009.

At present, management believes that the timing of future development starts will depend largely on the stabilization of capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets, the Company’s ability to generate asset sales proceeds and its ability to attract potential construction loan financing and joint venture equity to fund future development. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.

Based on the factors discussed above, there can be no assurance that land held for investment will be developed in the future or at all. Should the Company further change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, the Company may be required to recognize additional impairment losses in future periods. Should the Company change its current estimates of the fair value of assets held for sale to below their carrying values, the Company may also be required to recognize additional impairment losses in future periods.

As of March 31, 2009, the Company’s aggregate pipeline of development projects under construction and in lease-up totaled approximately $544,000 (including the Company’s share, net of joint venture partner interests, of $510,800). As of the same date, approximately $150,800 of estimated construction costs remained to be funded by the Company (or approximately $115,200, excluding committed construction loan financing). In addition, the Company is underway with an initiative to remediate communities with stucco exteriors or exterior insulation finishing systems (“EIFS”). The Company currently estimates that the aggregate cost of this initiative could be

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

approximately $45,000, of which approximately $6,728 has been incurred through March 31, 2009. The Company expects to fund future estimated construction and remediation expenditures primarily by utilizing borrowing capacity under its unsecured revolving lines of credit. See “Liquidity and Capital Resources” below where discussed further.

In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. In total, the Company has converted five apartment communities since 2005, initially consisting of 731 units (including one held in a joint venture), into for-sale condominium homes. As of the end of 2008, three of these condominium conversion projects were sold out. The other two projects, containing a total of 349 units, had on average closed the sales of approximately 80.5% of their total units as of April 27, 2009. In 2007, the Company also began closing condominium homes at two of its newly developed for-sale condominium projects, containing 230 homes. During the fourth quarter of 2008, the Company completed the 100% sell-out of its condominium project in the greater Washington, D.C. area, containing 145 homes. The second newly developed condominium project in Dallas, Texas had closed the sales of approximately 63.5% of its total units as of April 27, 2009. In addition, the Company and its affiliates are developing two luxury for-sale condominium developments: The Ritz-Carlton Residences, Atlanta, Buckhead, consisting of 129 units, and The Four Seasons Residences in Austin, Texas, consisting of 147 units.

Beginning in 2007 and continuing presently, there has been a substantial decline in the condominium and single family housing markets due to increasing supplies of such assets, weak consumer confidence, tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and a significant slow down in the residential housing market in the U.S. Further, as a result of the turmoil in the global capital markets and a recession in the U.S. economy discussed above, the for-sale housing markets are likely to continue to be weak and may even deteriorate further. As a result, condominium closings are likely to be slow at these communities for the remainder of 2009.

The Company implemented reduced pricing programs in 2008 and during the first quarter of 2009 in an effort to reduce its unsold condominium inventory at its completed and active for-sale projects. These reduced pricing programs have generally resulted in lower condominium profits compared to prior years. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. As discussed in Note 1 to the consolidated financial statements contained herein, the Company uses the relative sales value method to allocate costs and recognize profits from condominium projects. This method requires the Company to estimate its total condominium costs and profits each period. Should the Company further adjust its estimates regarding costs and profits expected to be realized from its condominium projects in future periods, the Company may recognize additional losses in subsequent periods to reduce estimated profits previously recorded or may recognize impairment losses if the carrying value of these assets is not deemed recoverable.

The Company’s expansion into for-sale condominium housing exposes the Company to additional risks and challenges, including potential future losses or impairments, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. As of March 31, 2009, the Company had approximately $228,953 of total estimated capital cost (based on book value and including the Company’s investment in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including the Company’s share of projected development costs expected to be funded relating to for-sale projects currently under construction and held for sale. See “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) for a discussion of these and other Company risk factors.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 0.5% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the remainder of 2009 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred in the remainder of 2009), anticipated apartment community sales (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium homes, development of new for-sale condominium housing and the related sales of the for-sale condominium homes, anticipated future acquisition and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), accounting recognition and measurement of guarantees, anticipated renovation projects, anticipated costs, timing and expense to remediate and improve apartment communities with stucco and EIFS exteriors, anticipated overhead reductions, expectations regarding the timing and projected future cash flows from land held for future development and estimated fair values of land holdings, expected costs of interest expense, anticipated refinancing and other new financing needs, the anticipated dividend level in 2009, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

—

The success of the Company’s business strategies described on pages 2 to 3 of the Form 10-K for the year ended December 31, 2008 and those discussed under “Conclusion of Strategic Process and Strategies to Enhance Shareholder Value” in the Management Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-K;

—	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
—	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
—	A downgrade in the credit rating of the Company’s securities;
—	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
—

The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;

—	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;
—	Uncertainties associated with the timing and amount of apartment community sales, the market for such sales and the resulting gains/losses associated with such sales;
—	The Company’s ability to enter into new joint ventures and the availability of equity financing from traditional real estate investors to fund development activities;
—	The Company’s ability to obtain construction loan financing to fund development activities;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

—	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;
—	Uncertainties associated with loss of personnel in connection with the Company’s reduction of corporate and property development and management overhead;
—	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
—	Uncertainties associated with environmental and other regulatory matters;
—

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

—	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;
—	The costs of remediating damage to the Company’s communities that have stucco or exterior insulation finishing systems for potential water penetration and other related issues;
—	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and
—	Other factors, including the risk factors discussed in Item 1A of the Form 10-K.

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

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 32 through 34 of the Form 10-K. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended March 31, 2009. The discussion below addresses the implementation and impact of recently issued and adopted accounting pronouncements with an impact on the Company for the three months ended March 31, 2009 or that may have an impact on future reported results.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as permanent or temporary equity in the consolidated financial statements. The Company adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R replaced SFAS No. 141. SFAS No. 141R requires 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R also requires the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. The Company adopted SFAS No. 141R on January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) was issued in June 2008. FSP EITF 03-6-1 was effective January 1, 2009. FSP EITF 03-6-1 requires that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities for purposes of the computation of net income available to common shareholders. The Company adopted FSP EITF 03-6-1 retrospectively, effective January 1, 2009. In accordance with FSP EITF 03-6-1, prior period earnings per share amounts have been adjusted accordingly. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial position, results of operations or earnings per share.

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

At March 31, 2009, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 41 communities that were completed and stabilized for all of the current and prior year, (2) two communities and an additional phase of one community that achieved full stabilization during 2008, (3) portions of two communities that are being converted into condominiums that are reflected in continuing operations, and (4) seven communities under rehabilitation programs or in lease-up. These operating segments exclude the operations of three apartment communities classified as discontinued operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All Operating Communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three months ended March 31, 2009 and 2008 is summarized as follows:

	Three months ended March 31,
	2009	2008	% Change
Rental and other property revenues
Fully stabilized communities (1)	$57,694	$58,610	(1.6)%
Communities stabilized during 2008 (2)	2,654	2,121	25.1%
Development, rehabilitation and lease-up communities	2,745	2,174	26.3%
Condominium conversion and other communities (3)	68	201	(66.2)%
Other property segments (4)	5,791	6,367	(9.0)%

	68,952	69,473	(0.7)%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	23,070	23,991	(3.8)%
Communities stabilized during 2008 (2)	1,218	1,314	(7.3)%
Development, rehabilitation and lease-up communities	2,181	1,250	74.5%
Condominium conversion and other communities (3)	25	79	(68.4)%
Other property segments, including corporate management expenses (5)	6,204	7,762	(20.1)%

	32,698	34,396	(4.9)%

Property net operating income (6)	$36,254	$35,077	3.4%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$594	$587	1.2%
Other	1,919	1,365	40.6%

Total	$2,513	$1,952	28.7%

Periodically recurring	$9,086	$1,506	503.3%

Average apartment units in service	16,832	16,379	0.6%

(1)	Communities which reached stabilization prior to January 1, 2008.
(2)	Communities which reached stabilization in 2008.
(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144.
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $226 and $239 for the three months ended March 31, 2009 and 2008, respectively.

(5)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance.
(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended March 31,
	2009	2008
Total same store NOI	$34,624	$34,619
Property NOI from other operating segments	1,630	458

Consolidated property NOI	36,254	35,077

Add (subtract):
Interest income	115	210
Other revenues	226	239
Depreciation	(17,592)	(15,097)
Interest expense	(14,178)	(11,031)
Amortization of deferred financing costs	(934)	(851)
General and administrative	(4,409)	(5,134)
Investment and development	(997)	(1,390)
Other investment costs	(653)	(255)
Strategic review costs	-	(6,070)
Gains (losses) on sales of real estate assets, net	(260)	2,119
Equity in income of unconsolidated real estate entities	110	401
Other income (expense), net	1,059	(174)
Net gain on early extinguishment of indebtedness	898	-

Loss from continuing operations	(361)	(1,956)
Income from discontinued operations	2,609	5,115

Net income	$2,248	$3,159

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

	Three months ended March 31,
	2009	2008
Annually recurring capital expenditures
Continuing operations	$2,513	$1,952
Discontinued operations	120	306

Total annually recurring capital expenditures per statements of cash flows	$2,633	$2,258

Periodically recurring capital expenditures
Continuing operations	$9,086	$1,506
Discontinued operations	10	87

Total periodically recurring capital expenditures per statements of cash flows	$9,096	$1,593

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale and communities under rehabilitation. For the 2009 to 2008 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2008. This portfolio consisted of 41 communities with 14,921 units, including ten communities with 4,242 units (28.4%) located in Atlanta, Georgia, eleven communities with 3,429 units (23.0%) located in Dallas, Texas, three communities with 1,877 units (12.6%) located in Tampa, Florida, five communities with 1,905 units (12.8%) located in the greater Washington D.C. metropolitan area, four communities

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

with 1,388 units (9.3%) located in Charlotte, North Carolina and eight communities with 2,080 units (13.9%) located in other markets. The operating performance of these communities is summarized as follows:

	Three months ended March 31,		% Change
	2009	2008
Rental and other revenues	$ 57,694	$ 58,610	(1.6)%
Property operating and maintenance expenses (excluding depreciation and amortization)	23,070	23,991	(3.8)%

Same store net operating income (1)	$ 34,624	$ 34,619	0.0%

Capital expenditures (2)
Annually recurring:
Carpet	$ 572	$ 560	2.1%
Other	1,626	1,087	49.6%

Total annually recurring	2,198	1,647	33.5%
Periodically recurring	6,417	1,290	397.4%

Total capital expenditures (A)	$ 8,615	$ 2,937	193.3%

Total capital expenditures per unit (A ÷ 14,921 units)	$ 577	$ 197	192.9%

Average economic occupancy (3)	93.7%	94.1%	(0.4)%

Average monthly rental rate per unit (4)	$1,308	$1,323	(1.1)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 50 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended March 31,
	2009	2008
Annually recurring capital expenditures by operating segment
Fully stabilized	$2,198	$1,647
Communities stabilized during 2008	180	135
Development, rehabilitation and lease-up	70	104
Other segments	185	372

Total annually recurring capital expenditures per statements of cash flows	$2,633	$2,258

Periodically recurring capital expenditures by operating segment
Fully stabilized	$6,417	$1,290
Communities stabilized during 2008	1	45
Development, rehabilitation and lease-up	1,918	23
Other segments	760	235

Total periodically recurring capital expenditures per statements of cash flows	$9,096	$1,593

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, condominium conversion communities, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that its presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “annually recurring capital expenditures” and “periodically recurring capital expenditures.”

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

net concessions and employee discounts. Average economic occupancy including these amounts would have been 92.2% and 92.9% for the three months ended March 31, 2009 and 2008, respectively. For the three month ended March 31, 2009 and 2008, net concessions were $710 and $523, respectively, and employee discounts were $196 and $205, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

The Company and the Operating Partnership reported net income available to common unitholders of $413 for the three months ended March 31, 2009 compared to $777 for the three months ended March 31, 2008. As discussed below, the decrease between periods primarily reflects reduced gains on sales of apartment communities and condominiums in both continuing and discontinued operations of $4,690, and increased interest expense of $2,457 in 2009, offset by the reduction in strategic review costs of $6,070 incurred in 2008 resulting from a process to pursue a business combination or other sale transaction, which ended in 2008 without a transaction.

Rental and other revenues from property operations decreased $521 or 0.7% from 2008 to 2009 primarily due to decreased revenues from the Company’s fully stabilized communities of $916 or 1.6% and decreased revenues from condominium conversion and other communities of $133 or 66.2%, offset by increased revenues of $533 or 25.1% from communities that achieved full stabilization in 2008 and increased revenue from development, rehabilitation and lease-up communities of $571 or 26.3%. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from condominium conversion and other communities was due to the reduction of leased units as units were vacated for conversion and sale throughout 2008. The revenue increase from communities that achieved full stabilization in 2008 reflects two communities and an additional phase of one community that were fully stabilized for 2009 compared to the communities being in lease up and under rehabilitation for 2008. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of two communities offset somewhat by decreased revenues from two communities under rehabilitation in 2008 and into 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $1,698 or 4.9% from 2008 to 2009 primarily due to decreases from fully stabilized communities of $921 or 3.8%, and decreased corporate property management expenses of $1,315 or 33.0%, offset primarily by increased expenses from development, rehabilitation and lease-up communities of $931 or 74.5%. The expense decrease from stabilized communities is discussed below. The decrease in corporate property management expenses reflects the impact of workforce and expense reductions completed in the second half of 2008. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and the opening of leasing offices at three additional development communities beginning the lease-up process in 2009.

For the three months ended March 31, 2008, gains on real estate assets in discontinued operations included a gain of $2,311 from the sale of one apartment community containing 143 apartment units. For the three months ended March 31, 2009, there were no sales of apartment communities. Subsequent to quarter end in April 2009, the Company sold an apartment community containing 530 apartment units at an approximate gain of $24,700. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended March 31, 2009 and 2008, gains (losses) on sales of real estate assets from condominium sales activities in continuing operations were $(260) and $2,119, respectively. The decrease in aggregate condominium gains between periods primarily reflects the sales of 11 units at condominium communities in 2009 compared to 27 in 2008. Additionally, the decrease in condominium profits between periods reflects lower revenue and profit margin expectations in 2009, including the negative impact of lowering such expectations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

throughout 2008 and into 2009. Lower revenues and profit margins were driven primarily by the slowing residential housing market in 2008 resulting from tighter credit markets, an over-supply of condominium units and declining general economic conditions, as well as the sellout of the Company’s condominium community in Washington, D.C. in the fourth quarter of 2008. The Company expects gains (losses) on condominium sales activities to continue at a slow pace in 2009 as the backlog of condominiums under contract continues to be low and due to difficult credit market conditions and a weak U.S. economy in an already slow for-sale housing market. See the “Outlook” section below for a discussion of expected condominium sale closings at the Company’s condominium communities.

Depreciation expense increased $2,495 or 16.5% from 2008 to 2009, primarily due to increased depreciation of $1,093 related to development and lease-up communities as apartment units were placed in service in 2008 and into 2009 and increased depreciation of $56 related to communities that stabilized in 2008. In addition, depreciation expense increased by approximately $1,303 between periods due to an acceleration of depreciation expense resulting from a revision in estimated useful life for certain assets expected to be retired in 2009 as a result of the Company’s exterior remediation project.

General and administrative expenses decreased $725, or 14.1%, from 2008 to 2009 primarily as a result of $353 of additional severance charges in 2008 related to prior year severance arrangements and reduced incentive plan compensation costs of $230 in 2009 under the Company’s Shareholder Value Plan resulting from the cessation of new grants under the Plan in 2009 and the settlement of all prior year awards under the Plan in the first quarter of 2009. Beginning in the fourth quarter of 2008, the Company began allocating personnel and other costs, primarily related to accounting, information technology and human resources that support property management and investment operations, from general and administrative expenses to property management and investment and development expenses. Prior period results have been adjusted to reflect the current period presentation.

Investment and development expenses decreased $393 or 28.3% from 2008 and 2009. In 2009, the Company’s development personnel and other costs decreased $848 over 2008, as the Company began to reduce headcount and associated costs in late 2008 and into 2009 as a result of a decision to cease new development starts. The decrease in expenses was offset by $455 of decreased capitalization of development personnel to reduced net development activity in 2009 as development communities are completed. As a result of cost reduction efforts in 2008, the Company expects net investment and development expenses to be somewhat lower for the full year of 2009, compared to 2008.

Other investment costs increased $398 or 156.1% from 2008 and 2009. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2009 reflects a full quarter of expense in 2009 for certain land parcels no longer considered probable of future development as of mid-year 2008.

Strategic review costs in 2008 of $6,070 were a result of the Company’s formal process to pursue a possible business combination or sale transaction. These costs generally consisted of legal, financial and other costs. The Company’s Board of Directors ended the process in June 2008 without a transaction.

Interest expense included in continuing operations increased $3,147 or 28.5% from 2008 to 2009 primarily due to increased interest costs associated with slightly higher average debt levels in 2009 and reduced interest capitalization in 2009. Higher debt levels related to a strategic decision to increase the Company’s cash liquidity to be used to fund the completion of development projects under construction and to fund near-term debt maturities. Reduced interest capitalization on the Company’s development projects of $276 between periods primarily related to the cessation of interest capitalization on eight pre-development projects that were put on hold in mid to late 2008. Interest expense included in discontinued operations decreased from $1,102 in 2008 to $412 in 2009 primarily due to interest expense associated with three communities classified as held for sale or sold in 2009 compared to seven communities classified as held for sale or sold in 2008. The Company expects interest expense in 2009 to be higher than in 2008 due to the cessation of interest capitalization on the pre-development projects discussed above and the completion of projects under development in 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Equity in income of unconsolidated real estate entities decreased $291 or 72.6% from 2008 to 2009. The decrease was primarily due to increased interest expense at two of the unconsolidated entities that refinanced debt during the second half of 2008 at both higher principal amounts and higher interest rates as well as the equity in losses of an unconsolidated entity constructing and marketing condominiums for sale.

Other income for 2009 primarily related to non-cash income related to the mark-to-market of the Company’s interest rate swap arrangement of $874 due to the ineffectiveness of the swap beginning in the second half of 2008, $376 related to a reduction in estimated costs associated with the hurricane damage sustained in 2008, offset by inspection expenses related to the Company’s exterior remediation program. For the three months ended March 31, 2009 and 2008, other expenses also included estimated state franchise taxes.

The net gain on early extinguishment of indebtedness of $898 in 2009 reflects net gains of $3,524 from repurchasing $174,858 of unsecured notes through a tender offer some of which were repurchased at a net discount, offset by net extinguishment losses of $2,626 from the early retirement of $92,275 variable rate taxable mortgage bonds and the settlement of a related interest rate swap arrangement.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $8,141 or 235.4% from 2008 to 2009. The increase in annually recurring capital expenditures of $561 primarily reflects an increase of $509 primarily related to roofing expenditures at one community in Florida in 2009. The increase in periodically recurring capital expenditures of $7,580 primarily reflects increased costs associated with non-revenue generating capital expenditures at two communities incurred in conjunction with the Company’s rehabilitation of the communities in 2008 and 2009 (approximately $1,918) and increased capital expenditures related to the Company’s exterior remediation program at several communities of approximately $5,372 in 2009.

Fully Stabilized Communities

Rental and other revenues decreased $916 or 1.6% from 2008 to 2009. This decrease resulted from a 1.1% decrease in the average monthly rental rate per apartment unit. The decrease in average rental rates resulted in a revenue decrease of approximately $676 between periods. Average economic occupancy decreased from 94.1% in 2008 to 93.7% in 2009. Other property revenues decreased $267 due primarily to higher net concessions of $193, lower early lease termination fees of $103, offset somewhat by higher utility reimbursements. Overall, the revenue performance of the operating portfolio in 2009 reflected deteriorating market conditions (see “Company Overview” and “Outlook” where discussed further). Average occupancy levels declined modestly between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects the declining rental rate environment that began in the fourth quarter of 2008 to continue and possibly accelerate in 2009. Weak economic conditions in the U.S., and the significant decline being experienced in employment in the U.S. and in the Company’s markets, is expected to continue to result in declines in rental rates in 2009 as the Company seeks to maintain occupancy levels relatively consistent with 2008. See the “Outlook” section below for an additional discussion of trends for 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $921 or 3.8% from 2008 to 2009. This decrease was primarily due to decreased insurance expenses of $485 or 34.1%, decreased maintenance expenses of $137 or 4.3%, decreased advertising expenses of $159 or 16.1% and decreased personnel costs of $298 or 5.4%, offset by increased property tax expense of $224 or 2.8%. Insurance expenses decreased due to reduced property insurance rate achieved in the May 2008 annual program renewal. Maintenance expenses decreased due to lower exterior painting and lower grounds expenses primarily due to the timing of such expenses between periods. Advertising expenses decreased primarily due to the reduction in print advertising as well as reduction in promotion programs in 2009. Personnel expenses decreased primarily due to some personnel reductions and modest to no salary increases between periods. Property tax expenses increased due to modest expected increases in property taxes in 2009 as well as the stepped phase-out of property tax exemptions at the Company’s New York City assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

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

For the three months ended March 31, 2009, income from discontinued operations included the results of operations of three apartment communities classified as held for sale at March 31, 2009. For the three months ended March 31, 2008, income from discontinued operations included the results of operations of operations of the three apartment communities classified as held for sale at March 31, 2009 and four communities sold in 2008 through their sale dates.

The revenues and expenses of these communities for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,

	2009	2008
Revenues
Rental	$4,235	$7,338
Other property revenues	258	384

Total revenues	4,493	7,722

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,472	2,725
Depreciation	-	1,091
Interest	412	1,102

Total expenses	1,884	4,918

Income from discontinued property operations	$2,609	$2,804

The decrease in revenues and expenses between years results from the Company’s continuing asset sales program and the impact of the continued reclassification of the operating results relating to the aggregate number of communities held for sale and sold during the periods presented. Likewise, the gains on sales of apartment communities for each year fluctuate with the timing and size of apartment communities sold. A discussion of the gains on operating communities and for-sale condominium sales for the years presented is included under the caption “Results of Operations.”

As discussed under “Liquidity and Capital Resources” below, the Company expects to continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Outlook

Statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and litigation and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above.

The Company’s outlook for the second quarter and remainder of 2009 is based on the expectation that apartment market fundamentals will decline compared to 2008 as a result of a significant decline in forecasted economic growth in the U.S., including increasing unemployment, declining consumer confidence and deteriorating conditions in the global capital markets. Additionally, the Company foresees an increased supply of rental competition from the rental of excess for-sale condominiums and single family inventories in some of its markets. However, the supply of new apartment deliveries is projected to remain in balance with rental demand and tighter credit markets may begin to reduce turnover driven by residents purchasing their own homes.

Rental and other revenues from fully stabilized communities are expected to decrease moderately in the second quarter of 2009, compared to 2008, driven primarily by expected declines in rental rates as the Company seeks to maintain occupancy levels relatively consistent with 2008. Operating expenses of fully stabilized communities are also expected to be relatively flat in the second quarter of 2009 compared to 2008. The Company expects property tax expense increases to be offset by reduced personnel, advertising and maintenance expenses. Management expects fully stabilized community net operating income to decrease moderately in the second quarter of 2009 due to a recession in the U.S. economy, which will adversely impact the Company’s results of operations. The Company also expects that lease-up deficits from apartment assets being developed and leased in 2009 will increase moderately in the second quarter of 2009, compared to 2008.

Management expects interest expense in the second quarter of 2009 to be higher than in 2008 due generally to decreased interest capitalization in the second quarter of 2009 resulting from the completion of projects under development and the lack of new starts in 2009, decreased interest capitalization on pre-development land projects where capitalization was ceased in the second half of 2008 and somewhat higher debt levels between periods. Management also expects a moderate decline in general and administrative, property management and investment and development expenses in 2009 due in large part to reduced personnel and related costs due to the Company-wide initiative to reduce expenses undertaken in the second half of 2008.

At March 31, 2009, the Company had three apartment communities held for sale. In April 2009, the Company sold one of the communities for gross proceeds of $47,431. Current conditions in the global capital markets and the U.S. economy may adversely affect the Company’s ability to sell the remaining assets. Proceeds from these sales are intended to be used for various corporate purposes, including funding of the Company’s committed development pipeline. Finally, the Company, through a taxable REIT subsidiary, expects to continue the sale of condominium homes in its condominium conversion projects and the one completed development condominium community. The Company expects to realize net accounting gains in the second quarter of 2009 from these apartment and condominium sales, although there can be no assurance that these sales will close or that gains will be realized.

The Company has four apartment projects and two condominium communities under construction and in lease-up with a total expected cost to the Company of approximately $510,800, of which approximately $360,000 was incurred as of March 31, 2009. The Company does not currently expect to begin additional development projects in 2009. Management expects a decrease in expensed investment and development expenses in 2009 primarily resulting from reduced personnel and related costs offset somewhat by reduced capitalization of such costs to development projects in 2009 as projects are completed. Other investment costs representing land carry expenses are expected to increase significantly in 2009 as costs associated with pre-development projects no longer considered probable of future development in the near term are expensed in 2009, compared to only a portion of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $19,815 in 2008 to $21,613 in the first three months of 2009 primarily due to strategic review costs of approximately $2,491 paid in 2008, offset by the unfavorable change in the working capital components (primarily decreased accrued interest payable between years) included in operating activities. The Company expects cash flows from operating activities to decline for the full year of 2009 compared to 2008 primarily driven by the reduced performance of the Company’s fully stabilized communities resulting from deteriorating economic conditions, higher lease-up of deficits from five development communities in lease-up in 2009, higher interest expense and carrying costs from the Company’s land holdings, the continued dilutive impact from asset sales, offset somewhat by decreases in general and administrative, investment group and property management overhead expenses.

Net cash flows from investing activities changed from $50,426 provided by investing activities in the first three months of 2008 to $58,825 of net cash used in investing activities in the first three months of 2009 primarily due to reduced proceeds from apartment community sales between periods. The Company sold one apartment community in the first quarter of 2008 and also collected the proceeds of approximately $67,000, held by an exchange intermediary, upon the completion of a tax deferred exchange in the first quarter of 2008. For the full year of 2009, the Company expects to continue to incur capital expenditures to complete projects under development and to complete a previously announced exterior remediation project. Asset sales volumes are expected to be reduced from 2008 levels. There can be no assurance that asset sales will actually occur in 2009.

Net cash flows used in financing activities decreased from $65,919 in the first quarter of 2008 to $32,796 in the first three months of 2009 primarily due to increased net borrowings and payments of financing costs in 2009 as well as reduced common stock dividends in 2009 due to a reduction of the common stock dividend from $0.45 per share in 2008 to $0.20 per share in 2009. For the full year of 2009, the Company expects that its outstanding debt may increase modestly, depending on the level of potential asset sales, principally to fund the expected development and remediation expenditures discussed above.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Management currently intends to continue operating the Company as a REIT in 2009. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

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

For the three months ended March 31, 2009, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders (excluding exterior remediation project costs of $5,372). The Company used line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s dividend paid to common shareholders of $0.20 per share and the exterior remediation project costs. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In the fourth quarter of 2008, the Company’s board of directors approved a reduction of the quarterly dividend payment rate to common shareholders from $0.45 per share to $0.20 per share. The reduction was effective for the dividend paid in January 2009. This decision to reduce the dividend was part of the Company’s strategy to maintain the strength of its balance sheet and to provide additional cash liquidity and financial flexibility in the current weak economic environment. For 2009, the Company currently expects to maintain its current quarterly dividend payment to common shareholders of $0.20 per share. To the extent the Company continues to pay dividends at this lower dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures should generally fund the dividend payments to common and preferred shareholders (excluding the expected cost of the exterior remediation project of approximately $45,000 in 2009). The Company expects to use the proceeds from asset sales and line of credit borrowings to fund any dividend shortfall that may occur and to fund the exterior remediation expenditures in 2009. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained in future periods.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of March 31, 2009 was created primarily through the Company’s asset sales program and through new secured mortgage financings in late 2008 and in the first quarter of 2009. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating communities, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities. At present, the Company has deferred substantive activities on its pre-development pipeline and management believes that the timing of future development starts will depend largely on the stabilization of capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets, the Company’s ability to generate asset sales proceeds and its ability to attract potential construction loan financing and joint venture equity to fund future development.

As previously discussed, the Company intends to use the proceeds from the sale of operating communities and condominium homes, availability under its unsecured revolving lines of credit, debt financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. The Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. Total net sales proceeds from operating community and condominium sales in the first quarter of 2009 and for the full year of 2008 were $2,046 and $167,109, respectively. In April 2009, the Company closed the sale of an apartment community, containing 530 units, for net sales proceeds of approximately $47,000.

The Company is currently marketing for sale one Atlanta, Georgia community and one community located in the northern Virginia submarket of greater Washington, D.C. as well as condominium homes. Current conditions in the global capital markets and weakness in the U.S. economy may adversely affect the Company’s ability to sell assets. To the extent the Company is able to generate asset sales in the current market, the Company currently expects to use asset sale proceeds to principally fund its committed investments and repay debt. There can be no assurance that assets will be sold, gross proceeds will be realized or used for the purposes intended.

As of March 31, 2009, the Company’s aggregate pipeline of development projects under construction and in lease-up totaled approximately $544,000 (including the Company’s share, net of joint venture partner interests, of $510,800). As of the same date, approximately $150,800 of estimated construction costs remained to be funded by the Company (or approximately $115,200, excluding committed construction loan financing and escrow deposits held by the construction lender). The Company is underway with an initiative to remediate the exteriors of certain

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

of its communities with stucco exteriors or exterior insulation finishing systems (“EIFS”). The Company currently estimates that the aggregate cost of this initiative could be approximately $45,000. Through March 31, 2009, the Company incurred approximately $6,728 of capital expenditures relating to these remediation projects. The Company expects to fund future estimated remediation expenditures primarily by utilizing borrowing capacity under its revolving lines of credit.

During the first quarter of 2009, the Company closed a total of $236,962 of secured mortgage loans with a weighted average interest rate of 5.93% and a weighted average term to maturity of approximately 10 years. Also, in the first quarter of 2009, the Company made a tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon the expiration of the tender offer, the Company repurchased $84,495 of its 7.7% senior notes at par and $90,363 face amount of its 5.125% senior notes at $85,845. This note repurchase resulted in a net gain on extinguishment of approximately $3,524. The Company also fully redeemed its $92,275 variable rate taxable mortgage bonds and settled and terminated a related interest rate arrangement in the first quarter of 2009. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626. The Company funded these note and bond retirements using available cash equivalents and the proceeds of new long-term secured borrowings discussed above.

At March 31, 2009, the Company had approximately $92,845 of outstanding borrowings and approximately $3,654 of outstanding letters of credit under its $630,000 combined unsecured line of credit facilities. The credit facilities mature in April 2010, but the $600,000 facility contains a one-year extension to April 2011 at the Company’s option. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s credit facility arrangements at March 31, 2009. In March 2009, Standard & Poor’s Ratings Service lowered its corporate credit rating on the Company to BBB- from BBB, and at the same time revised its outlook to stable. The Company’s corporate credit rating at Moody’s Investor Service is currently Baa3 and the outlook is stable. As a result of this ratings change, the interest rate spread on the Company’s revolving lines of credit increased to 80.0 basis points over LIBOR from 57.5 basis points, and the facility fee increased to 17.5 basis points from 15.0 basis points.

In April 2009, the Company closed a $51,555 mortgage loan. The mortgage loan requires interest-only payments for the first two years and then principal and interest payments for the remaining term of the loan based on a 30-year amortization schedule. The loan bears interest at a fixed rate of 5.84% through its initial maturity in 2018, at which time the loan is automatically extended for one year to 2019 and bears a variable interest rate based on a 250 basis point spread over the Freddie Mac Reference Bills® Securities rate.

As of May 1, 2009, the Company had outstanding borrowings and letters of credit totaling approximately $8,791 under its $630,000 combined unsecured line of credit facilities. After the completion of the above-described 2009 financing transactions, the Company has no secured or unsecured debt maturing for the remainder of 2009. Management believes it will have adequate capacity under its credit facilities together with available cash and cash equivalents to execute its 2009 business plan and meet its short-term liquidity requirements. Additionally, the Company currently believes that it will continue to have access to additional secured financing through loan programs sponsored by Fannie Mae and Freddie Mac. However, the amount and timing of any new financings may be more significantly limited by restrictive covenants under unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt to total assets, as defined, than in prior periods. There can be no assurances that such financing will continue to be available through these U.S. government sponsored programs or that the Company’s access to additional secured financing will not be limited by its financial covenants.

Stock Repurchase Programs

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Company’s board of directors also authorized the Company’s management to explore opportunistic repurchases of indebtedness. There were no shares repurchased in the three months ended March 31, 2009.

Capitalization of Fixed Assets and Community Improvements

The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development and construction of new apartment communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred interior and exterior painting of operating communities, unless those communities are under rehabilitation or major remediation.

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

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2009 and 2008 are summarized as follows:

	Three months ended March 31,
	2009	2008
New community development and acquisition activity (1)	$49,242	$39,358
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	1,647	3,508
Other community additions and improvements (3) (6)	9,096	1,593
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4) (6)	2,633	2,258
Corporate additions and improvements	59	231

	$62,677	$46,948

Other Data
Capitalized interest	$3,107	$3,383

Capitalized development and associated costs (5)	$1,305	$1,760

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

(6)        Includes approximately $5,372 of periodically recurring and $0 of annually recurring capital expenditures, respectively, related to the Company’s exterior remediation project for the three months ended March 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current Communities Under Development and Lease-Up

At March 31, 2009, the Company had four communities containing 1,429 apartment units, 276 for-sale condominiums homes under development in two communities (including 129 units in one community held in an unconsolidated entity) and one community containing 307 apartment units in lease-up. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft.	Company Ownership	Estimated Cost	Company Share of Est. Cost	Costs Incurred as of 03/31/09
Apartments:							(Company Share	)
Post Alexander™	Atlanta, GA	307	-	100%	$57.3	$57.3	$57.3
Post Eastside™	Dallas, TX	435	37,900	100%	57.9	57.9	56.8
Post Sierra at Frisco Bridges™	Dallas, TX	269	29,000	100%	42.1	42.1	33.8
Post Park®	Wash. DC	396	1,700	100%	84.7	84.7	60.9
Post West Austin™	Austin, TX	329	-	100%	53.2	53.2	42.6

Total Apartments		1,736	68,600		$295.2	$295.2	$251.4

Condominiums:
The Ritz-Carlton
Residences, Atlanta, Buckhead (4)	Atlanta, GA	129	-	62.5% (4)	115.3	82.1	43.9
Four Seasons Residences	Austin, TX	147	8,000	100%	$133.5	$133.5	$64.7

Total Condominiums		276	8,000		$248.8	$215.6	$108.6

Community	Quarter of Const. Start	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)	Units Leased (2)	Units Under Contract (3)	Units Closed (2)
Apartments:
Post Alexander™	2Q 2006	1Q 2008	2Q 2009	268	N/A	N/A
Post Eastside™	4Q 2006	2Q 2008	1Q 2010	211	N/A	N/A
Post Sierra at Frisco Bridges™	3Q 2007	2Q 2009	3Q 2010	7	N/A	N/A
Post Park®	4Q 2007	2Q 2009	4Q 2010	2	N/A	N/A
Post West Austin™	4Q 2007	2Q 2009	3Q 2010	2	N/A	N/A

Total Apartments				490

Condominiums:
The Ritz-Carlton
Residences, Atlanta, Buckhead (4)	3Q 2007	4Q 2009	N/A	N/A	-	-
Four Seasons Residences	1Q 2008	1Q 2010	N/A	N/A	61	-

Total Condominiums					61	-

 (1)       The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

 (2)       As of April 27, 2009.

 (3)       As of April 27, 2009, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium units under contract will close.

 (4)       The amounts reflected for this project represent the condominium portion of a mixed-use development currently being developed in an entity owned with other third-party developers. The condominium portion of the project is owned through a joint venture with an Atlanta-based condominium development partner and is branded as The Ritz-Carlton Residences, Atlanta, Buckhead.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Three months ended March 31,
	2009	2008
Net income available to common shareholders	$413	$777
Noncontrolling interests - Operating Partnership	2	7
Depreciation on consolidated real estate assets	17,077	15,700
Depreciation on real estate assets held in unconsolidated entities	350	350
Losses (gains) on sales of real estate assets	260	(4,430)
Incremental gains (losses) on condominium sales (1)	(1,113)	1,504

Funds from operations available to common shareholders and unitholders (2)	$16,989	$13,908

Weighted average shares outstanding - basic	44,299	43,965
Weighted average shares and units outstanding - basic	44,517	44,368
Weighted average shares outstanding - diluted (3)	44,302	44,384
Weighted average shares and units outstanding - diluted (3)	44,520	44,787

(1)        The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium homes exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(2)        FFO for the three months ended March 31, 2009, included $898 of net gains on extinguishment of indebtedness. FFO for the three months ended March 31, 2008, included $6,070 of strategic review costs associated with the Company’s formal process to pursue a possible business combination or other sale transaction.

(3)        Diluted weighted average shares and units for the three months ended March 31, 2009 and 2008 include 3 and 419 shares and units, respectively, that were antidilutive to the income (loss) per share computations under generally accepted accounting principles.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2009, the Company had $92,845 of variable rate debt tied to LIBOR. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:

—	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;
—	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;
—	use treasury locks where appropriate to fix rates on anticipated debt transactions; and
—	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

If interest rates under the Company’s floating rate LIBOR-based indebtedness fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at March 31, 2009, would increase or decrease by approximately $928 on an annualized basis.

In the first quarter of 2009, the Company terminated its one interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Company was required to amortize into expense the cumulative unrecognized loss on the interest rate swap, over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the three months ended March 31, 2009.

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

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery was completed by both parties on April 30, 2008, with the exception of the Company’s discovery related to ERC’s untimely $9 million damages allegation, which the Court has stayed pending resolution of certain motions. The parties filed cross-motions for summary judgment on December 17, 2008, oppositions to summary judgment on February 20, 2009, and replies in support of summary judgment on March 17, 2009. On February 20, 2009, the Department of Justice filed an amicus brief on behalf of ERC, and the Company filed a response. In addition, the Company has filed various additional pretrial motions, including two motions in limine and three motions to strike. The plaintiff has filed one motion to strike. The Court has not set a hearing or rendered its decision on the pending motions, including summary judgment. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Form 10-K, as amended, for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	through (b) – None

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2009 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009 to
January 31, 2009	-	$-	-	$200,000
February 1, 2009
February 28, 2009	-	-	-	$200,000
March 1, 2009 to
March 31, 2009	-	-	-	$200,000

Total	-	$-	-	$200,000

(1)

In the fourth quarter of 2008, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated as of March 14, 2008)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(e)	-	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1(f)	-	Form of Multifamily Fixed Rate Note, effective as of October 2, 2008
10.2(g)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009
11.1(h)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed March 20, 2008 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(f)	Filed as an exhibit to the Current Report on Form 8-K/A of the Registrants filed April 22, 2009 and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

May 8, 2009	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

May 8, 2009	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 8, 2009	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

May 8, 2009	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

May 8, 2009	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 8, 2009	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated as of March 14, 2008)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(e)	-	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1(f)	-	Form of Multifamily Fixed Rate Note, effective as of October 2, 2008
10.2(g)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009
11.1(h)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed March 20, 2008 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(f)	Filed as an exhibit to the Current Report on Form 8-K/A of the Registrants filed April 22, 2009 and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.