Form 10-Q
period 2009-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2009-11-09
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Post Properties, Inc.	Yes	[X	]	No	[	]
Post Apartment Homes, L.P.	Yes	[X	]	No	[	]

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period as the registrant was required to submit and post such files).

Post Properties, Inc.	Yes	[	]	No	[	]
Post Apartment Homes, L.P.	Yes	[	]	No	[	]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer	[X]	Accelerated Filer	[ ]
	Non-Accelerated Filer	[ ]	(Do not check if a smaller reporting company)		Smaller Reporting Company	[ ]
Post Apartment Homes, L.P.	Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
	Non-Accelerated Filer	[X]	(Do not check if a smaller reporting company)		Smaller Reporting Company	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	[	]	No	[X	]
Post Apartment Homes, L.P.	Yes	[	]	No	[X	]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

48,454,306 shares of common stock outstanding as of October 31, 2009.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate assets
Land	$278,788	$258,593
Building and improvements	1,947,224	1,802,496
Furniture, fixtures and equipment	225,688	205,221
Construction in progress	53,375	138,496
Land held for future investment	82,047	81,555

	2,587,122	2,486,361
Less: accumulated depreciation	(605,694)	(553,814)
Condominiums, for-sale and under construction	101,625	65,507
Assets held for sale, net of accumulated depreciation of $0 and $42,379 at September 30, 2009 and December 31, 2008	16,873	85,097

Total real estate assets	2,099,926	2,083,151
Investments in and advances to unconsolidated real estate entities	8,524	39,300
Cash and cash equivalents	123,498	75,472
Restricted cash	11,029	10,164
Deferred charges, net	9,056	10,278
Other assets	28,678	34,290

Total assets	$2,280,711	$2,252,655

Liabilities and shareholders’ equity
Indebtedness	$1,056,499	$1,112,913
Accounts payable and accrued expenses	94,546	93,175
Investments in unconsolidated real estate entities	54,649	15,985
Dividend and distribution payable	9,726	8,888
Accrued interest payable	10,908	5,493
Security deposits and prepaid rents	15,891	15,941

Total liabilities	1,242,219	1,252,395

Redeemable common units	3,498	4,410

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference	9	9
$50 per share, 900 shares issued and outstanding
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference
$25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
48,448 and 44,222 shares issued and 48,448 and 44,222 shares outstanding at September 30, 2009 and December 31, 2008, respectively	484	442
Additional paid-in-capital	958,694	886,643
Accumulated earnings	77,804	105,300
Accumulated other comprehensive income (loss)	-	(1,819)

	1,037,011	990,595

Less common stock in treasury, at cost, 87 and 80 shares at September 30, 2009 and December 31, 2008, respectively	(3,048)	(2,965)

Total Company shareholders’ equity	1,033,963	987,630
Noncontrolling interests - consolidated real estate entities	1,031	8,220

Total equity	1,034,994	995,850

Total liabilities and equity	$2,280,711	$2,252,655

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues
Rental	$65,067	$67,744	$195,259	$200,108
Other property revenues	4,023	3,905	11,624	11,330
Other	298	261	801	735

Total revenues	69,388	71,910	207,684	212,173

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	33,908	34,136	99,264	103,727
Depreciation	18,787	14,980	54,388	45,290
General and administrative	3,892	3,859	12,265	13,344
Investment and development	1,096	1,509	2,886	4,173
Other investment costs	697	463	1,996	962
Strategic review costs	-	-	-	8,161
Impairment, severance and other costs	391	5,002	10,049	34,302

Total expenses	58,771	59,949	180,848	209,959

Operating income	10,617	11,961	26,836	2,214

Interest income	49	96	187	367
Interest expense	(12,978)	(12,340)	(39,397)	(34,375)
Amortization of deferred financing costs	(726)	(869)	(2,342)	(2,579)
Net gains on condominium sales activities	1,069	476	1,041	2,227
Equity in income (loss) of unconsolidated real estate entities	(31)	260	(74,577)	1,081
Other income (expense), net	(472)	535	637	427
Net gain on early extinguishment of indebtedness	-	-	819	-

Income (loss) from continuing operations	(2,472)	119	(86,796)	(30,638)

Discontinued operations
Income from discontinued property operations	237	3,824	4,872	9,860
Gains on sales of real estate assets	54,624	23,520	79,366	25,831

Income from discontinued operations	54,861	27,344	84,238	35,691

Net income (loss)	52,389	27,463	(2,558)	5,053
Noncontrolling interests - consolidated real estate entities	(6)	(189)	8,220	(362)
Noncontrolling interests - Operating Partnership	(248)	(198)	-	8

Net income available to the Company	52,135	27,076	5,662	4,699
Dividends to preferred shareholders	(1,909)	(1,909)	(5,728)	(5,728)

Net income (loss) available to common shareholders	$50,226	$25,167	$(66)	$(1,029)

Per common share data - Basic
Income (loss) from continuing operations (net of preferred dividends)	$(0.10)	$(0.04)	$(1.90)	$(0.83)
Income from discontinued operations	1.23	0.62	1.90	0.81

Net income (loss) available to common shareholders	$1.13	$0.57	$-	$(0.02)

Weighted average common shares outstanding - basic	44,220	44,047	44,151	43,976

Per common share data - Diluted
Income (loss) from continuing operations (net of preferred dividends)	$(0.10)	$(0.04)	$(1.90)	$(0.83)
Income from discontinued operations	1.23	0.62	1.90	0.81

Net income (loss) available to common shareholders	$1.13	$0.57	$-	$(0.02)

Weighted average common shares outstanding - diluted	44,220	44,047	44,151	43,976

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

2009	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Redeemable Common Units
										(see note 5)
Equity and Accum. Earnings, December 31, 2008	$29	$442	$886,643	$105,300	$(1,819)	$(2,965)	$987,630	$8,220	$995,850	$4,410
Comprehensive income
Net income (loss)	-	-	-	5,662	-	-	5,662	(8,220)	(2,558)	-
Net change in derivative value	-	-	-	-	1,819	-	1,819	-	1,819	10

Total comprehensive income (loss)							7,481	(8,220)	(739)	10
Proceeds from common stock offering, net of underwriting discount and offering costs of $3,426	-	40	67,978	-	-	-	68,018	-	68,018	-
Proceeds from employee stock purchase, stock option and other plans	-	2	883	-	-	(119)	766	-	766	-
Conversion of redeemable common units for shares	-	-	624	-	-	36	660	-	660	(660)
Adjustment for ownership interest of redeemable common units	-	-	152	-	-	-	152	-	152	(152)
Stock-based compensation	-	-	2,414	-	-	-	2,414	-	2,414	13
Dividends to preferred shareholders	-	-	-	(5,728)	-	-	(5,728)	-	(5,728)	-
Dividends to common shareholders and distributions to unitholders ($0.60 per share and unit)	-	-	-	(27,430)	-	-	(27,430)	-	(27,430)	(123)
Consolidation of equity method investment (see note 3)	-	-	-	-	-	-	-	1,560	1,560	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(529)	(529)	-

Equity and Accum. Earnings, September 30, 2009	$29	$484	$958,694	$77,804	$-	$(3,048)	$1,033,963	$1,031	$1,034,994	$3,498

2008
Equity and Accum. Earnings, December 31, 2007	$29	$438	$874,928	$183,831	$(3,962)	$(2,913)	$1,052,351	$3,972	$1,056,323	$16,508
Comprehensive income
Net income (loss)	-	-	-	4,699	-	-	4,699	362	5,061	(8)
Net change in derivative value	-	-	-	-	1,376	-	1,376	-	1,376	11

Total comprehensive income							6,075	362	6,437	3
Proceeds from employee stock purchase, stock o ption and other plans	-	1	2,402	-	-	(984)	1,419	-	1,419	-
Adjustment for noncontrolling interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	-	2	3,478		(15)	482	3,947	-	3,947	(3,947)
Stock-based compensation	-	-	3,523	-	-	-	3,523	-	3,523	27
Dividends to preferred shareholders	-	-	-	(5,728)	-	-	(5,728)	-	(5,728)	-
Dividends to common shareholders and distributions to unitholders ($1.35 per share and unit)	-	-	-	(59,551)	-	-	(59,551)	-	(59,551)	(403)
Consolidation of equity method investment	-	-	-	-	-	-	-	6,838	6,838	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-		-	-	-	(1,630)	(1,630)	-
Adjustment to redemption value of noncontrolling interests - Operating Partnership	-	-	-	3,995	-	-	3,995	-	3,995	(3,995)

Equity and Accum. Earnings, September 30, 2008	$29	$441	$884,331	$127,246	$(2,601)	$(3,415)	$1,006,031	$9,542	$1,015,573	$8,193

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(2,558)	$5,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	54,388	47,251
Amortization of deferred financing costs	2,342	2,579
Gains on sales of real estate assets, net	(80,407)	(28,059)
Other expense (income), net	(215)	689
Asset impairment charges	9,658	28,947
Equity in (income) loss of unconsolidated entities	74,577	(1,081)
Distributions of earnings of unconsolidated entities	1,325	2,059
Deferred compensation	65	552
Stock-based compensation	2,427	3,549
Net gain on early extinguishment of debt	(819)	-
Changes in assets, increase in:
Other assets	2,865	(2,219)
Deferred charges	(342)	(182)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,415	9,086
Accounts payable and accrued expenses	3,437	11,973
Security deposits and prepaid rents	(915)	(879)

Net cash provided by operating activities	71,243	79,318

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(105,750)	(104,972)
Net proceeds from sales of real estate assets	163,341	151,661
Capitalized interest	(9,780)	(9,546)
Annually recurring capital expenditures	(8,799)	(8,592)
Periodically recurring capital expenditures	(28,004)	(5,114)
Community rehabilitation and other revenue generating capital expenditures	(3,754)	(12,554)
Corporate additions and improvements	(174)	(613)
Investments in and advances to unconsolidated entities	(5,104)	(11,727)
Note receivable collections and other investments	1,340	1,624

Net cash provided by investing activities	3,316	167

Cash Flows From Financing Activities
Lines of credit repayments, net	(50,864)	(131,393)
Proceeds from indebtedness	288,517	120,000
Payments on indebtedness	(296,219)	(3,865)
Payments of financing costs and other	(3,714)	(5,052)
Proceeds from common stock offering	68,018	-
Proceeds from employee stock purchase and stock options plans	701	867
Distributions to noncontrolling interests - real estate entities	(529)	(1,631)
Distributions to noncontrolling interests - common unitholders	(131)	(483)
Dividends paid to preferred shareholders	(5,728)	(5,728)
Dividends paid to common shareholders	(26,584)	(59,414)

Net cash used in financing activities	(26,533)	(86,699)

Net increase (decrease) in cash and cash equivalents	48,026	(7,214)
Cash and cash equivalents, beginning of period	75,472	11,557

Cash and cash equivalents, end of period	$123,498	$4,343

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At September 30, 2009, the Company owned 19,864 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,429 apartment units in four communities currently under construction and/or in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) and is completing the sell out of units in three other condominium communities through a taxable REIT subsidiary. At September 30, 2009, approximately 36.5%, 22.4%, 11.5% and 11.2% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At September 30, 2009, the Company had outstanding 48,448 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.6% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 180 at September 30, 2009 and represented a 0.4% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Company’s weighted average common ownership interest in the Operating Partnership was 99.6% and 99.3% for the three months ended and 99.5% and 99.3% for the nine months ended September 30, 2009 and 2008, respectively.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The “FASB Accounting Standards Codification” (“ASC”) is effective for the Company’s financial statements for the period ended September 30, 2009 and is the single source of authoritative generally accepted accounting principles in the United States. As such, the Company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will cite the ASC references which are organized by topic.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under ASC Topic 810, “Consolidation,” (previously FIN 46R, “Consolidation of Variable Interest Entities”). Under ASC Topic 810, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of ASC Topic 810 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest of unitholders (also referred to as “Redeemable Common Units”) in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment - Real Estate Sales,” (previously SFAS No. 66, “Accounting for Sales of Real Estate”). For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Deposit Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with ASC Topic 360, (previously SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”) gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Company also recognizes revenues and the associated gains under the Deposit Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under ASC Topic 360, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.

For newly developed condominiums, the Company accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20 (previously SFAS No. 66 and EITF 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”). The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of September 30, 2009, all newly developed condominium projects are accounted for under the Deposit Method.

Real Estate Assets, Depreciation and Impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements – 20-40 years; furniture, fixtures and equipment – 5-10 years).

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360-20 (previously SFAS No. 144). Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360-20, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Operating Partnership’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and/or sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities, the operating results, condominium revenues and associated gains are reflected in continuing operations (see discussion under “revenue recognition” above) and the net book value of the assets being converted into condominiums are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, For-sale and Under Construction.” In either case, subsequent to the classification of the assets as held for sale, no further depreciation expense is recorded.

In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows).

Recently Issued and Adopted ASC Guidance

The Company adopted new guidance in ASC Topic 810, “Consolidation” (previously SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), on January 1, 2009 which requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as permanent or temporary equity in the consolidated financial statements. The Company amended the presentation for its noncontrolling interests in the Operating Partnership and in consolidated real estate entities retrospectively on its consolidated balance sheets, consolidated statements of operations and consolidated statements of equity and accumulated earnings.

The Company adopted new guidance in ASC Topic 260, “Earnings Per Share” (previously FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) on January 1, 2009. The new guidance requires that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities for purposes of the computation of net income available to common stockholders. In accordance with ASC Topic 260, prior period earnings per share amounts have been adjusted accordingly. The adoption of the new guidance did not have a material impact on the Company’s financial position, results of operations or earnings per share.

The Company adopted new guidance in ASC Topic 805, “Business Combinations” (previously SFAS No. 141R, “Business Combinations”), on January 1, 2009. The new guidance requires (1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination at fair value, (2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed and (3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. Additionally, it requires the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. The new guidance did not have an impact on the Company’s financial position or results of operations.

The Company adopted new guidance in ASC Topic 855, “Subsequent Events” (previously SFAS No. 165, “Subsequent Events”) as of June 30, 2009. The new guidance further clarifies the period subsequent to the balance sheet date in which companies should disclose certain financial statement events or transactions. It also further clarifies the circumstances under

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

which a company should consider recognition of those events or transactions occurring after the balance sheet date as well as provides guidance regarding the required disclosures. The new guidance did not have a material impact on the Company’s financial statements or results of operations (see note 13).

The Company adopted new guidance in ASC Topic 825, “Financial Instruments” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), as of June 30, 2009. The new guidance requires that companies disclose information about the fair value of their financial instruments in both interim and annual periods. The Company has included the required fair value disclosures in its notes to the consolidated financial statements (see note 6).

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued in June 2009 and has not been incorporated into the ASC. SFAS No. 167 addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on FIN 46(R) and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. SFAS No. 167 also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE and (4) amending certain guidance for determining which entities are VIEs. SFAS No. 167 is effective for the Company on January 1, 2010. The Company is currently evaluating the potential impact of SFAS No. 167 on its financial position and results of operations.

2.   REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At September 30, 2009, the Company had certain parcels of land classified as held for sale. These land parcels are reflected in the accompanying consolidated balance sheet at $16,873, which represents the lower of their cost or fair value less costs to sell. At September 30, 2009, the Company also had portions of two communities being converted to condominiums and certain completed condominium units at developed condominium communities, totaling $4,676, classified as a component of condominiums, for-sale and under construction on the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2009 and 2008, income from continuing operations included net gains from condominium sales activities at developed and condominium conversion projects representing portions of existing communities. In addition, the condominium gains are net of certain expensed sales and marketing costs associated with condominium communities under development and in pre-sale and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Condominium revenues	$6,566	$8,633	$14,788	$26,981
Condominium costs and expenses	(5,497)	(8,157)	(13,747)	(24,754)

Gains on sales of condominiums	$1,069	$476	$1,041	$2,227

In accordance with ASC Topic 360-20 (previously SFAS No. 144), the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2009, income from discontinued operations included the results of operations of three apartment communities through their sale dates in 2009. For the three and nine months ended September 30, 2008, income from discontinued operations included the results of operations of the three apartment communities sold in 2009 and four apartment communities sold in 2008 through their respective sale dates.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The revenues and expenses of these communities for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Rental	$492	$6,851	$7,955	$21,464
Other property revenues	56	392	510	1,223

Total revenues	548	7,243	8,465	22,687

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	257	2,513	2,816	7,805
Depreciation	-	-	-	1,962
Interest	54	906	777	3,060

Total expenses	311	3,419	3,593	12,827

Income from discontinued property operations	$237	$3,824	$4,872	$9,860

For the three and nine months ended September 30, 2009, the Company recognized net gains in discontinued operations of $54,624 and $79,366, respectively, from the sale of two apartment communities in the third quarter of 2009, containing 798 units, and from the sale of one apartment community in the second quarter of 2009, containing 530 units. These sales generated net proceeds of approximately $101,540 and $148,553 for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, the Company recognized net gains in discontinued operations of $23,520 and $25,831, respectively, from the sale of one apartment community in the third quarter of 2008, containing 250 units, and one apartment community in the first quarter of 2008, containing 143 units. These sales generated net proceeds of approximately $38,122 and $57,648 for the three and nine months ended September 30, 2008, respectively.

3.   INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2009, the Company holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own apartment communities. The Company holds a 25% to 35% equity interest in these Apartment LLCs. The Company, through its interest in a limited liability company (the “Condominium LLC”), and its joint venture partner also hold an approximate pro-rata 49% interest in a limited liability company (the “Mixed-Use LLC”) that is in the process of constructing a mixed-use development, consisting of 129 luxury condominium units, sponsored by the Company and its partner, and Class A office space, sponsored by two additional independent investors.

The Company’s investment in the 25% owned Apartment LLCs at September 30, 2009 and December 31, 2008 reflects a credit investment of $14,708 and $14,263, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet.

At September 30, 2009, the Company holds a majority interest in the Condominium LLC and, therefore, consolidates the Condominium LLC. At September 30, 2009, the Company’s consolidated investment in the Mixed-Use LLC reflects a credit investment of $39,941. The credit investment primarily results from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling joint venture interest in the entity, recorded in the second quarter of 2009 related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. Upon the completion of the condominium portion of the mixed-use development, the condominium asset will be distributed to the Condominium LLC. The Condominium LLC has entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 1, 2012, at which point the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales at the Condominium LLC.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company accounts for its investments in the Apartment and Mixed-Use LLCs using the equity method of accounting. At September 30, 2009 and December 31, 2008, the Company’s investment in these Apartment and Mixed-Use LLCs totaled $8,524 and $39,300, respectively, excluding the credit investments discussed above. The excess of the Company’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,943 at September 30, 2009. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Apartment and Mixed-Use LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Apartment and Mixed-Use LLCs. A summary of financial information for the Apartment and Mixed-Use LLCs in the aggregate was as follows:

Balance Sheet Data	September 30, 2009	December 31, 2008
Real estate assets, net of accumulated depreciation of $26,340 and $21,528, respectively	$369,322	$398,167
Cash and other	6,941	6,768

Total assets	$376,263	$404,935

Mortgage/construction notes payable	$318,979	$289,013
Other liabilities	23,963	6,979

Total liabilities	342,942	295,992
Members’ equity	33,321	108,943

Total liabilities and members’ equity	$376,263	$404,935

Company’s equity investment in Property LLCs (1)	$(46,125)	$23,315

	Three months ended September 30,		Nine months ended September 30,
Income Statement Data	2009	2008	2009	2008
Revenues
Rental	$6,520	$6,872	$19,826	$20,359
Other property revenues	480	449	1,441	1,332
Other	-	11	3	47

Total revenues	7,000	7,332	21,270	21,738

Expenses
Property operating and maintenance	3,075	3,011	8,904	8,646
Depreciation and amortization	1,659	1,753	4,951	5,989
Impairment charge (2)	-	-	71,679	-
Interest	3,019	2,802	8,958	7,801

Total expenses	7,753	7,566	94,492	22,436

Income (loss) from continuing operations	(753)	(234)	(73,222)	(698)

Discontinued operations
Income (loss) from discontinued operations	-	3	-	1

Income from discontinued operations	-	3	-	1

Net income (loss)	$(753)	$(231)	$(73,222)	$(697)

Company’s share of net income (loss)	$(31)	$260	$(74,577)	$1,081

(1)       At September 30, 2009 and December 31, 2008, the Company’s equity investment is shown net of its credit investments of $54,649 and $15,985, respectively. At December 31, 2008, the credit investment included $1,722 related to the Land LLC discussed below.

(2)       The impairment charge recognized at the unconsolidated entity level excludes the write-off of the Company’s costs in excess of its invested capital.

At September 30, 2009, mortgage/construction notes payable includes five mortgage notes and a construction loan facility. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Mixed-Use LLC and a related limited liability company (the “Land LLC”) holding land for future investment (see below) entered into a construction loan facility with an aggregate capacity of $187,128. At September 30, 2009, the construction loan had an outstanding balance of $120,636, bears interest at LIBOR plus 1.35% and matures in 2011. As discussed below, a portion of the construction loan is included in consolidated indebtedness. The Company has discussed funding and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact how construction expenditures relating to the Mixed-Use LLC are funded in the future. Under the terms of the construction loan facility, the Company and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed the principal amount of the loan outstanding in an amount not to exceed the lesser of approximately $25,313, or the amount of payment required to cause the principal balance of the Condominium LLC and Land LLC portion of the loan to be reduced to a loan-to-cost ratio that is equal to or less than 60%. In addition, the Company and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed certain debt service payments of the Condominium LLC and Land LLC portion of the construction loan not to exceed approximately $6,153. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LLC, including the Company, have jointly and severally guaranteed the shell completion of the mixed-use building.

In April 2009, the Company made aggregate additional investments and advances of $1,527 to the previously unconsolidated Land LLC that holds land adjacent to the condominium project discussed above for future investment, whereby the Company obtained a majority interest in the Land LLC. As a result, the Company consolidated the Land LLC in the second quarter of 2009. The consolidation of the Land LLC resulted in the consolidation of a portion of the construction loan discussed above totaling $8,153 at September 30, 2009 (see note 4). Subsequently, consistent with the impairment analysis performed for the adjacent Condominium LLC discussed above, the Company determined that the land held by the Land LLC for future development of a second phase condominium tower on this site was not economically viable due to limitations on the potential future use of this site and the continued worsening of conditions in the U.S. economy and the housing markets, specifically in the Atlanta upper-end single family and condominium markets. As a result, the Company concluded that the carrying value of the land held for future investment was not recoverable, and in the second quarter of 2009, the Company recorded a non-cash impairment charge of $9,658, or $8,098 net of the noncontrolling joint venture interest in the entity, to write-off the carrying value of the land held for investment.

4.	INDEBTEDNESS

At September 30, 2009 and December 31, 2008, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	September 30, 2009	December 31, 2008

Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	$360,142	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.80% (2)	2010	-	40,000
Cash Management Line	N/A	LIBOR + 0.80%	2010	-	10,864

				-	50,864

Secured Notes
FNMA	Prin. and Int.	Remarketed rate	2029	-	92,275
Other	Prin. and Int.	4.88% - 6.11% (3)	2011-2019	688,204	434,774

				688,204	527,049

Secured Variable Rate Construction Note	Int.	LIBOR + 1.35%	2011	8,153	-

Total				$1,056,499	$1,112,913

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt Maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2009	$391
2010	102,120
2011	59,637
2012	104,381
2013	206,515
Thereafter	583,455

$1,056,499

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

Debt Retirements

In February 2009, the Company made a public tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon expiration of the tender offer, the Company repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845. This note repurchase resulted in a net gain on extinguishment of $3,445.

In March 2009, the Company fully redeemed its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Company also settled and terminated a related interest rate swap arrangement (see note 6) in conjunction with the debt extinguishment. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626.

In October 2009, the Company prepaid approximately $39,244 of secured mortgage indebtedness that was scheduled to mature in late 2011. As a result of the retirement, the Company incurred a prepayment penalty of $4,039 which will be recognized as a debt extinguishment loss in the consolidated statements of operations in the fourth quarter of 2009.

In October and November 2009, the Company repurchased approximately $18,209 of its 6.3% senior unsecured notes due in 2013 through open-market repurchases.

Unsecured Lines of Credit

At September 30, 2009, the Company utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended for an additional year at the Company’s option through April 2011. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.80% or

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt (see below). The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At September 30, 2009, the Company had issued letters of credit to third parties totaling $3,639 under this facility.

In March 2009, Standard & Poor’s rating service lowered the Company’s corporate credit rating to BBB- from BBB and at the same time revised its outlook to stable. This change resulted in the interest rate spread increase to 80.0 basis points over LIBOR from 57.5 basis points on the Company’s revolving lines of credit and the facility fee increased to 17.5 basis points from 15.0 basis points.

Additionally, at September 30, 2009, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Debt Compliance

The Company’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. Management believes the Company was in compliance with these financial covenants at September 30, 2009.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common Stock Offering

In September 2009, the Company completed a public offering of 4,025 shares of its common stock at a price of $17.75 per share. The offering generated proceeds of approximately $68,018 after deducting the underwriting discount and estimated offering expenses. In October and November 2009, the Company used a portion of the net proceeds to repay $39,244 of existing mortgage indebtedness scheduled to mature in November 2011, to pay a prepayment penalty of $4,039 in connection with the early extinguishment of such debt, and to repurchase $18,209 of its 6.3% senior unsecured notes due 2013 through open-market repurchases. The remaining net proceeds will be used for general corporate purposes, which may include funding the Company’s development pipeline or the repurchase of its outstanding preferred stock or senior unsecured notes.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Computation of Earnings (Loss) Per Common Share

For the three and nine months ended September 30, 2009 and 2008, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Loss from continuing operations attributable to common shareholders (numerator):
Income (loss) from continuing operations	$(2,472)	$119	$(86,796)	$(30,638)
Noncontrolling interests - consolidated real estate entities	(6)	(189)	8,220	(362)
Noncontrolling interests - Operating Partnership - continuing operations	12	1	404	272
Preferred stock dividends	(1,909)	(1,909)	(5,728)	(5,728)
Unvested restricted stock (allocation of earnings)	(11)	-	1	2

Loss from continuing operations attributable to common shareholders	$(4,386)	$(1,978)	$(83,899)	$(36,454)

Common shares (denominator):
Weighted average shares outstanding - basic	44,220	44,047	44,151	43,976
Dilutive shares from stock options (1)	-	-	-	-

Weighted average shares outstanding - diluted (1)	44,220	44,047	44,151	43,976

(1)       The potential dilution from the Company’s outstanding stock options to purchase 39 and 110 shares for the three months ended and 0 and 242 shares for the nine months ended September 30, 2009 and 2008, respectively, were antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares for those periods.

Stock options to purchase 2,526 shares of common stock for the three and nine months ended September 30, 2009 were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

Noncontrolling Interests

The Company adopted the new guidance of ASC Topic 810 (previously SFAS No. 160 and EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities”) on January 1, 2009. The new guidance, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). The new guidance also clarified the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Company currently has two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership and (2) noncontrolling interests related to its consolidated real estate entities. The Company determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

For the three and nine months ended September 30, 2009 and 2008, income from continuing operations, income from discontinued operations and net income available to the Company were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Income (loss) from continuing operations	$(2,466)	$(69)	$(78,172)	$(30,728)
Income from discontinued operations	54,601	27,145	83,834	35,427

Net income available to the Company	$52,135	$27,076	$5,662	$4,699

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

6.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

The Company applies ASC Topic 820, “Fair Value Measurements and Disclosures” (previously SFAS No. 157, “Fair Value Measurements”), to the valuation of its real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see note 8) and to its disclosure of the fair value of financial instruments, principally indebtedness (see note 4). The disclosure of estimated fair value of real estate assets and long-term indebtedness was determined by management using available market information and appropriate valuation methodologies available to management at September 30, 2009. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or indebtedness. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

At September 30, 2009, certain parcels of land held for sale were carried at their estimated fair value of $14,850 on the Company’s consolidated balance sheet using Level 3 inputs consisting primarily of comparable appraisals and land sale activity. There was no change in the estimated fair value of these land parcels measured under ASC Topic 820 for the three and nine months ended September 30, 2009. In the second quarter of 2009, the Company recognized impairment charges (see notes 3 and 8) to write-off a parcel of land held for future investment to its estimated fair value of zero and to write-down its investment in an unconsolidated entity constructing condominiums to its estimated fair value, resulting in a credit investment. The estimated fair value of the land and condominiums was determined using Level 3 inputs, consisting primarily of independent appraisals and discounted cash flow models.

At September 30, 2009, the estimated fair value of fixed rate debt was approximately $1,059,620 (carrying value of $1,048,346) and the estimated fair value of the Company’s variable rate debt was approximately $7,479 (carrying value of $8,153).

In March 2009, the Company early terminated its only interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Company was required to amortize into expense the cumulative unrecognized loss on the interest rate swap over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the nine months ended September 30, 2009.

A summary of comprehensive income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$52,389	$27,463	$(2,558)	$5,053
Change in derivatives (1)	-	790	1,829	1,387

Total comprehensive income (loss)	52,389	28,253	(729)	6,440
Less:
Comprehensive income attributable to noncontrolling interests	(254)	(394)	8,210	(365)

Total Company comprehensive income	$52,135	$27,859	$7,481	$6,075

(1)       For the nine months ended September 30, 2009, the change in derivatives balance includes an adjustment of $658 for amortized swap costs as well as an adjustment for $1,161 to write-off the remaining unamortized balance in equity, both included in net income. For the three and nine months ended September 30, 2008, the change in derivatives balance includes an adjustment of $789 and $1,351 for amortized swap costs included in net income.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	SEGMENT INFORMATION

Segment Description

In accordance with ASC Topic 280, “Segment Reporting” (previously SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information”), the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Company’s chief operating decision makers to manage the business.

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2008. The segment information for the three and nine months ended September 30, 2008 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold subsequent to September 30, 2008 to discontinued operations under ASC Topic 360 (previously SFAS No. 144) (see note 2).

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2008 – communities which reached stabilized occupancy in the prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under development, rehabilitation and lease-up during the period.

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2009 and 2008. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Fully stabilized communities	$56,361	$59,958	$171,346	$177,864
Communities stabilized during 2008	2,709	2,706	8,062	7,210
Development, rehabilitation and lease-up communities	4,795	2,361	11,035	6,695
Condominium conversion and other communities	21	160	128	549
Other property segments	5,204	6,464	16,312	19,120
Other	298	261	801	735

Consolidated revenues	$69,388	$71,910	$207,684	$212,173

Contribution to Property Net Operating Income
Fully stabilized communities	$32,277	$35,845	$101,491	$104,984
Communities stabilized during 2008	1,482	1,498	4,450	3,496
Development, rehabilitation and lease-up communities	2,087	460	3,320	1,853
Condominium conversion and other communities	8	96	76	333
Other property segments, including corporate management expenses	(672)	(386)	(1,718)	(2,955)

Consolidated property net operating income	35,182	37,513	107,619	107,711

Interest income	49	96	187	367
Other revenues	298	261	801	735
Depreciation	(18,787)	(14,980)	(54,388)	(45,290)
Interest expense	(12,978)	(12,340)	(39,397)	(34,375)
Amortization of deferred financing costs	(726)	(869)	(2,342)	(2,579)
General and administrative	(3,892)	(3,859)	(12,265)	(13,344)
Investment and development	(1,096)	(1,509)	(2,886)	(4,173)
Other investment costs	(697)	(463)	(1,996)	(962)
Strategic review costs	-	-	-	(8,161)
Impairment, severance and other charges	(391)	(5,002)	(10,049)	(34,302)
Gains on sales of real estate assets, net	1,069	476	1,041	2,227
Equity in income (loss) of unconsolidated real estate entities	(31)	260	(74,577)	1,081
Other income (expense), net	(472)	535	637	427
Net gain on early extinguishment of indebtedness	-	-	819	-

Income (loss) from continuing operations	(2,472)	119	(86,796)	(30,638)
Income from discontinued operations	54,861	27,344	84,238	35,691

Net income (loss)	$52,389	$27,463	$(2,558)	$5,053

8.	IMPAIRMENT, SEVERANCE AND OTHER CHARGES

For the nine months ended September 30, 2009, the Company recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) to write-down the carrying value of its investment in an unconsolidated condominium development and a parcel of adjacent land. These impairment charges are more fully discussed in note 3. For the three and nine months ended September 30, 2009, the Company also recorded severance charges of approximately $391 related to a headcount reduction, primarily investment and development positions.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
Accrued severance charges, beginning of period	$9,405	$11,215
Severance charges	-	353
Payments for period	(1,864)	(2,557)
Interest accretion	418	549

Accrued severance charges, end of period	$7,959	$9,560

The Company recorded impairment charges of approximately $28,947 for the nine months ended September 30, 2008. The impairment charges related to the substantial cessation of current development activities associated with four land parcels in pre-development which were written down to their estimated fair market values, as well as the write-off of capitalized pursuit costs associated with certain abandoned projects. Additionally, for the three and nine months ended September 30, 2008, the Company recorded severance charges of approximately $2,238 and $2,591, respectively, related to a management and staff workforce reduction. The impairment and severance charges reflected management’s decision to reduce the size of its workforce and lower overhead expenses in response in part to its decision to reduce the number of markets in which the Company operates, to sell additional operating assets and to focus its development strategy on fewer projects in the near term.

For the three and nine months ended September 30, 2008, the Company recorded estimated casualty losses of approximately $2,764 related to the damage sustained at its Houston, Texas properties as a result of Hurricane Ike. These losses were less than the Company’s insured wind storm deductible.

Also in 2008, the Company announced that its Board of Directors had initiated a formal process to pursue a possible business combination or other sale transaction. The process ended in the second quarter of 2008 without a business combination or other sale transaction. For the nine months ended September 30, 2008, the Company incurred approximately $8,161 of strategic review costs related to this process.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $9,780 and $9,546 for the nine months ended September 30, 2009 and 2008, respectively), aggregated $44,540 and $37,896 for the nine months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $2,019 and $1,700, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2009 and 2008 were as follows:

During the second quarter of 2009, the Company became the majority owner of and consolidated a previously unconsolidated entity (see note 3). This consolidation resulted in increases in land held for future investment and other assets of $9,658, cash of $248, indebtedness of $8,153, accounts payable and accrued expenses of $192 and noncontrolling interests of $1,560. This was a non-cash transaction.

For the nine months ended September 30, 2009 and 2008, the Company amortized approximately $658 and $1,351, respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the nine months ended September 30, 2009, the Company recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,161 related to a terminated interest rate swap derivative financial instrument. The Company also recognized other income during the first quarter of 2009 of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). This increase in value also caused a decrease in accounts payable and accrued expenses for the first nine months of 2009. Other than the amortization discussed herein, for the nine months ended September 30, 2008, the Company’s derivative financial instruments, accounted for as cash flow hedges, increased in value by $663 ($658, net of minority interest), causing a decrease in accounts payable and accrued expenses and a corresponding increase in the Company’s other income, as this cash flow hedge became ineffective during the quarter. Other than the amortization discussed

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

herein, for the nine months ended September 30, 2008, the Company’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in equity of $35.

For the nine months ended September 30, 2009 and 2008, Common Units in the Operating Partnership totaling 38 and 177, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to noncontrolling interest for the impact of the Company’s equity offering, employee stock purchase and stock options plans, decreased noncontrolling interest and increased Company shareholders’ equity in the amounts of $812 and $3,947 for the nine months ended September 30, 2009 and 2008, respectively.

The Company and the Operating Partnership pay dividends and distributions a quarter in arrears. At September 30, 2009 and 2008, the Operating Partnership committed to distribute and had accrued $9,726 and $19,990, respectively. As a result, the Company declared and accrued dividends of $9,690 and $19,858 at September 30, 2009 and 2008, respectively. The remaining distributions from the Operating Partnership in the amount of $36 and $132 were accrued at September 30, 2009 and 2008, respectively, for the noncontrolling interests in the Operating Partnership.

For the nine months ended September 30, 2009 and 2008, the Company issued common shares for director compensation, totaling $65 and $552, respectively. These were non-cash transactions.

10.	STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). At September 30, 2009 stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,526.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. For options granted during the nine months ended September 30, 2009, the weighted average assumptions used in the Black-Scholes option-pricing model were dividend yield of 6.5%, expected volatility of 35.4%, risk-free interest rate of 2.2% and expected option term of 5.9 years. The Company did not grant any stock options for the nine months ended September 30, 2008.

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

For the nine months ended September 30, 2009 and 2008, the Company granted stock options to purchase 346 and zero shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $144 and $376 for the three months ended and $510 and $1,042 for the nine months ended September 30, 2009 and 2008, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the nine months ended September 30, 2009 and 2008 is presented below:

	Nine months ended September 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,382	$33	2,455	$34
Granted	346	12	-	-
Exercised	-	-	(39)	37
Forfeited	(202)	36	(4)	32

Options outstanding, end of period	2,526	31	2,412	34

Options exercisable, end of period	2,120	33	2,164	33

Weighted-average fair value of options granted during the period	$2.09		$-

At September 30, 2009, there was $677 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $0 and $194, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at September 30, 2009 was $1,997, $0 and $1,920, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at September 30, 2009 were 4.5, 3.6 and 4.5 years, respectively. Stock options expected to vest at September 30, 2009 totaled 2,509 at a weighted average exercise price of approximately $30.84.

At September 30, 2009, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,269 options outstanding with exercise prices ranging from $12.22 to $28.99. These options have a weighted average exercise price of $22.73 and a weighted average remaining contractual life of 5.1 years. Of these outstanding options, 923 were exercisable at September 30, 2009 at a weighted average exercise price of $26.66. In addition, there were 1,257 options outstanding with exercise prices ranging from $31.00 to $48.00. These options had a weighted average exercise price of $38.87 and a weighted average remaining contractual life of 3.8 years. Of these outstanding options, 1,197 were exercisable at September 30, 2009 at a weighted average exercise price of $38.43.

For the nine months ended September 30, 2009 and 2008, the Company granted 106 and 78 shares of restricted stock, respectively, to Company officers and directors. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the nine months ended September 30, 2009 and 2008 was $12.19 and $42.25, respectively, per share. The total value of the restricted share grants for the nine months ended September 30, 2009 and 2008 was $1,288 and $3,308, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $609 and $821 for the three months ended and $1,805 and $2,395 for the nine months ended September 30, 2009 and 2008, respectively.

A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2009 and 2008 is presented below:

	Nine months ended September 30,
	2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	128	$33	119	$35
Granted	106	12	78	42
Vested	(9)	26	(26)	31
Forfeited	(1)	43	-	-

Unvested shares, end of period	224	23	171	39

At September 30, 2009, there was $3,230 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of restricted shares vested for the nine months ended September 30, 2009 and 2008 was $112 and $790, respectively.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $37 and $36 for the three months ended and $112 and $113 for the nine months ended September 30, 2009 and 2008, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2005 through 2007. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2005 to 2007 tax years. In the fourth quarter of 2008, the Company received notice that its TRSs’ federal income tax return for 2005 was selected for Internal Revenue Service examination. In October 2009, the IRS concluded its audit of the TRSs’ 2005 tax return resulting in additional taxes and interest of $9.

As of September 30, 2009, the Company’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Company does not expect any significant change in this unrecognized tax benefit in the remainder of 2009. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the nine months ended September 30, 2009 and at September 30, 2009 were not material to the Company’s results of operations, cash flows or financial position.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three and nine months ended September 30, 2009, the TRS recorded an income tax provision of $225 primarily due to an adjustment of deferred tax valuation allowances recorded in prior periods. For 2009, the provision for estimated income taxes payable is expected to be offset by deferred tax benefits resulting from current period temporary differences.

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

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2008 are included in the footnotes to the Company’s audited financial statements included in the Form 10-K. Other than the increase in net deferred tax assets and valuation allowances of approximately $29,600 resulting primarily from impairment charges of $73,304 recorded at the TRSs for the nine months ended September 30, 2009, there were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at September 30, 2009.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

12.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. A briefing schedule for the appeal has not yet been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

As announced in 2008, the Company is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. The Company has determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The Company currently expects that a substantial majority of the costs related to these remediation efforts will be recorded as annually and periodically recurring capital expenditures. In addition and as a result of this project, the Company estimates that the net book value of certain building components totaling approximately $6,500 to $7,000 will be retired and, as such, are being depreciated on an accelerated basis over the remaining estimated useful life of those assets, which is expected to be not later than 2009. The work has been completed at fourteen properties, is currently underway at approximately eleven properties and is expected to be completed at all the properties by 2010. The work may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. From the inception of this initiative through September 30, 2009, the Company has recorded accelerated depreciation of approximately $5,204 and has capitalized approximately $23,863 related to this project. There can be no assurance that the scope of work or the Company’s estimates of costs will not change in future periods.

13.	SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In October 2009, the Company prepaid outstanding secured mortgage indebtedness of approximately $39,244. The Company expects to recognize a debt extinguishment loss of approximately $4,039 on the prepayment of this indebtedness in the fourth quarter of 2009. In October and November 2009, the Company repurchased approximately $18,209 of its 6.3% senior unsecured notes due 2013 through open-market repurchases.

In October 2009, the Company completed the sell out of the remaining units at its Mercer Square condominium development, originally consisting of 85 units, in a bulk sale transaction.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate assets
Land	$278,788	$258,593
Building and improvements	1,947,224	1,802,496
Furniture, fixtures and equipment	225,688	205,221
Construction in progress	53,375	138,496
Land held for future investment	82,047	81,555

	2,587,122	2,486,361
Less: accumulated depreciation	(605,694)	(553,814)
Condominiums, for-sale and under construction	101,625	65,507
Assets held for sale, net of accumulated depreciation of $0 and $42,379 at September 30, 2009 and December 31, 2008	16,873	85,097

Total real estate assets	2,099,926	2,083,151
Investments in and advances to unconsolidated real estate entities	8,524	39,300
Cash and cash equivalents	123,498	75,472
Restricted cash	11,029	10,164
Deferred charges, net	9,056	10,278
Other assets	28,678	34,290

Total assets	$2,280,711	$2,252,655

Liabilities and partners’ equity
Indebtedness	$1,056,499	$1,112,913
Accounts payable and accrued expenses	94,546	93,175
Investments in unconsolidated real estate entities	54,649	15,985
Distribution payable	9,726	8,888
Accrued interest payable	10,908	5,493
Security deposits and prepaid rents	15,891	15,941

Total liabilities	1,242,219	1,252,395

Redeemable common units	3,498	4,410

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	95,000	95,000
Common units
General partner	10,975	10,540
Limited partner	927,988	883,909
Accumulated other comprehensive income (loss)	-	(1,819)

Total Operating Partnership equity	1,033,963	987,630
Noncontrolling interests - consolidated real estate entities	1,031	8,220

Total equity	1,034,994	995,850

Total liabilities and equity	$2,280,711	$2,252,655

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental	$65,067	$67,744	$195,259	$200,108
Other property revenues	4,023	3,905	11,624	11,330
Other	298	261	801	735

Total revenues	69,388	71,910	207,684	212,173

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	33,908	34,136	99,264	103,727
Depreciation	18,787	14,980	54,388	45,290
General and administrative	3,892	3,859	12,265	13,344
Investment and development	1,096	1,509	2,886	4,173
Other investment costs	697	463	1,996	962
Strategic review costs	-	-	-	8,161
Impairment, severance and other costs	391	5,002	10,049	34,302

Total expenses	58,771	59,949	180,848	209,959

Operating income	10,617	11,961	26,836	2,214
Interest income	49	96	187	367
Interest expense	(12,978)	(12,340)	(39,397)	(34,375)
Amortization of deferred financing costs	(726)	(869)	(2,342)	(2,579)
Net gains on condominium sales activities	1,069	476	1,041	2,227
Equity in income (loss) of unconsolidated real estate entities	(31)	260	(74,577)	1,081
Other income (expense), net	(472)	535	637	427
Net gain on early extinguishment of indebtedness	-	-	819	-

Income (loss) from continuing operations	(2,472)	119	(86,796)	(30,638)

Discontinued operations
Income from discontinued property operations	237	3,824	4,872	9,860
Gains on sales of real estate assets	54,624	23,520	79,366	25,831

Income from discontinued operations	54,861	27,344	84,238	35,691

Net income (loss)	52,389	27,463	(2,558)	5,053
Noncontrolling interests - consolidated real estate entities	(6)	(189)	8,220	(362)

Net income available to the Operating Partnership	52,383	27,274	5,662	4,691
Distributions to preferred unitholders	(1,909)	(1,909)	(5,728)	(5,728)

Net income available to common unitholders	$50,474	$25,365	$(66)	$(1,037)

Per common unit data - Basic
Income (loss) from continuing operations (net of preferred distributions)	$(0.10)	$(0.04)	$(1.90)	$(0.83)
Income from discontinued operations	1.23	0.62	1.90	0.81

Net income (loss) available to common unitholders	$1.13	$0.57	$-	$(0.02)

Weighted average common units outstanding - basic	44,419	44,340	44,363	44,306

Per common unit data - Diluted
Income (loss) from continuing operations (net of preferred distributions)	$(0.10)	$(0.04)	$(1.90)	$(0.83)
Income from discontinued operations	1.23	0.62	1.90	0.81

Net income (loss) available to common unitholders	$1.13	$0.57	$-	$(0.02)

Weighted average common units outstanding - diluted	44,419	44,340	44,363	44,306

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Preferred Units			Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Redeemable Common Units
		Common Units
		General	Limited
2009		Partner	Partners
Equity, December 31, 2008	$95,000	$10,540	$883,909	$(1,819)	$987,630	$8,220	$995,850	$4,410
Comprehensive income
Net income (loss)	5,728	(1)	(65)	-	5,662	(8,220)	(2,558)	-
Net change in derivative value	-	-	-	1,819	1,819	-	1,819	10

Total comprehensive income (loss)					7,481	(8,220)	(739)	10
Contributions from the Company related to Company equity offering	-	680	67,338	-	68,018	-	68,018	-
Contributions from the Company related to employee stock purchase, stock option and other plans	-	8	758	-	766	-	766	-
Conversion of redeemable common units	-	-	660	-	660	-	660	(660)
Adjustment for ownership interest of redeemable common units	-	-	152	-	152	-	152	(152)
Equity-based compensation	-	24	2,390	-	2,414	-	2,414	13
Distributions to preferred unitholders	(5,728)	-	-	-	(5,728)	-	(5,728)	-
Distributions to common unitholders ($0.60 per unit)	-	(276)	(27,154)	-	(27,430)	-	(27,430)	(123)
Consolidation of equity method investment (see note 3)	-	-	-	-	-	1,560	1,560	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	(529)	(529)	-

Equity, September 30, 2009	$95,000	$10,975	$927,988	$-	$1,033,963	$1,031	$1,034,994	$3,498

2008
Equity, December 31, 2007	$95,000	$11,329	$949,984	$(3,962)	$1,052,351	$3,972	$1,056,323	$16,508
Comprehensive income
Net income (loss)	5,728	(10)	(1,019)	-	4,699	362	5,061	(8)
Net change in derivative value	-	-	-	1,376	1,376	-	1,376	11

Total comprehensive income					6,075	362	6,437	3
Contributions from the Company related to employee stock purchase, stock option and other plans	-	14	1,405	-	1,419	-	1,419	-
Adjustment for noncontrolling interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	-	-	3,962	(15)	3,947	-	3,947	(3,947)
Equity-based compensation	-	35	3,488	-	3,523	-	3,523	27
Distributions to preferred unitholders	(5,728)	-	-	-	(5,728)	-	(5,728)	-
Distributions to common unitholders ($1.35 per unit)	-	(600)	(58,951)	-	(59,551)	-	(59,551)	(403)
Consolidation of equity method investment	-	-	-	-	-	6,838	6,838	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-		-	-	(1,630)	(1,630)	-
Adjustment to redemption value of noncontrolling interests - Operating Partnership	-	-	3,995	-	3,995	-	3,995	(3,995)

Equity, September 30, 2008	$95,000	$10,768	$902,864	$(2,601)	$1,006,031	$9,542	$1,015,573	$8,193

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(2,558)	$5,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	54,388	47,251
Amortization of deferred financing costs	2,342	2,579
Gains on sales of real estate assets, net	(80,407)	(28,059)
Other expense (income), net	(215)	689
Asset impairment charges	9,658	28,947
Equity in (income) loss of unconsolidated entities	74,577	(1,081)
Distributions of earnings of unconsolidated entities	1,325	2,059
Deferred compensation	65	552
Equity-based compensation	2,427	3,549
Net gain on early extinguishment of debt	(819)	-
Changes in assets, increase in:
Other assets	2,865	(2,219)
Deferred charges	(342)	(182)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,415	9,086
Accounts payable and accrued expenses	3,437	11,973
Security deposits and prepaid rents	(915)	(879)

Net cash provided by operating activities	71,243	79,318

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(105,750)	(104,972)
Net proceeds from sales of real estate assets	163,341	151,661
Capitalized interest	(9,780)	(9,546)
Annually recurring capital expenditures	(8,799)	(8,592)
Periodically recurring capital expenditures	(28,004)	(5,114)
Community rehabilitation and other revenue generating capital expenditures	(3,754)	(12,554)
Corporate additions and improvements	(174)	(613)
Investments in and advances to unconsolidated entities	(5,104)	(11,727)
Note receivable collections and other investments	1,340	1,624

Net cash provided by investing activities	3,316	167

Cash Flows From Financing Activities
Lines of credit repayments, net	(50,864)	(131,393)
Proceeds from indebtedness	288,517	120,000
Payments on indebtedness	(296,219)	(3,865)
Payments of financing costs and other	(3,714)	(5,052)
Contributions from the Company related to equity offering, employee stock purchase and stock option plans	68,719	867
Distributions to noncontrolling interests - real estate entities	(529)	(1,631)
Distributions to noncontrolling interests - non-Company common unitholders	(131)	(483)
Distributions to preferred unitholders	(5,728)	(5,728)
Distributions to common unitholders	(26,584)	(59,414)

Net cash used in financing activities	(26,533)	(86,699)

Net increase (decrease) in cash and cash equivalents	48,026	(7,214)
Cash and cash equivalents, beginning of period	75,472	11,557

Cash and cash equivalents, end of period	$123,498	$4,343

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

At September 30, 2009, the Company owned 99.6% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.6% and 99.3% for the three months ended and 99.5% and 99.3% for the nine months ended September 30, 2009 and 2008, respectively. Common Units held by persons other than the Company totaled 180 at September 30, 2009 and represented a 0.4% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At September 30, 2009, the Operating Partnership owned 19,864 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,429 apartment units in four communities currently under construction and/or in lease-up. The Operating Partnership is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) and is completing the sell out of units in three other condominium communities through a taxable REIT subsidiary. At September 30, 2009, approximately 36.5%, 22.4%, 11.5% and 11.2% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The “FASB Accounting Standards Codification” (“ASC”) is effective for the Operating Partnership’s financial statements for the period ended September 30, 2009 and is the single source of authoritative generally accepted accounting principles in the United States. As such, the Operating Partnership will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Operating Partnership will cite the ASC references which are organized by topic.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and their wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under ASC Topic 810, “Consolidation,” (previously FIN 46R, “Consolidation of Variable Interest Entities”). Under ASC Topic 810, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of ASC Topic 810 requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Operating Partnership has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Operating Partnership’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest of unitholders (also referred to as “Redeemable Common Units”) in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment - Real Estate Sales,” (previously SFAS No. 66, “Accounting for Sales of Real Estate”). For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Deposit Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under ASC Topic 360-20, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with ASC Topic 360, (previously SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”) gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership also recognizes revenues and the associated gains under the Deposit Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under ASC Topic 360, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.

For newly developed condominiums, the Operating Partnership accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20 (previously SFAS No. 66 and EITF 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”). The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of September 30, 2009, all newly developed condominium projects are accounted for under the Deposit Method.

Real Estate Assets, Depreciation and Impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

over the useful lives of the properties (buildings and components and related land improvements – 20-40 years; furniture, fixtures and equipment – 5-10 years).

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360-20 (previously SFAS No. 144). Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360-20, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Operating Partnership’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and/or sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities, the operating results, condominium revenues and associated gains are reflected in continuing operations (see discussion under “revenue recognition” above) and the net book value of the assets being converted into condominiums are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, For-sale and Under Construction.” In either case, subsequent to the classification of the assets as held for sale, no further depreciation expense is recorded.

In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows).

Recently Issued and Adopted ASC Guidance

The Operating Partnership adopted new guidance in ASC Topic 810, “Consolidation” (previously SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), on January 1, 2009 which requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as permanent or temporary equity in the consolidated financial statements. The Operating Partnership amended the presentation for its noncontrolling interests in the Operating Partnership and in consolidated real estate entities retrospectively on its consolidated balance sheets, consolidated statements of operations and consolidated statements of equity and accumulated earnings.

The Operating Partnership adopted new guidance in ASC Topic 260, “Earnings Per Share” (previously FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) on January 1, 2009. The new guidance requires that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities for purposes of the computation of net income available to common stockholders. In accordance with ASC Topic 260, prior period earnings per share amounts have been adjusted accordingly. The adoption of the new guidance did not have a material impact on the Operating Partnership’s financial position, results of operations or earnings per share.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Operating Partnership adopted new guidance in ASC Topic 805, “Business Combinations” (previously SFAS No. 141R, “Business Combinations”), on January 1, 2009. The new guidance requires (1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination at fair value, (2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed and (3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. Additionally, it requires the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. The new guidance did not have an impact on the Operating Partnership’s financial position or results of operations.

The Operating Partnership adopted new guidance in ASC Topic 855, “Subsequent Events” (previously SFAS No. 165, “Subsequent Events”) as of June 30, 2009. The new guidance further clarifies the period subsequent to the balance sheet date in which companies should disclose certain financial statement events or transactions. It also further clarifies the circumstances under which a company should consider recognition of those events or transactions occurring after the balance sheet date as well as provides guidance regarding the required disclosures. The new guidance did not have a material impact on the Operating Partnership’s financial statements or results of operations (see note 13).

The Operating Partnership adopted new guidance in ASC Topic 825, “Financial Instruments” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), as of June 30, 2009. The new guidance requires that companies disclose information about the fair value of their financial instruments in both interim and annual periods. The Operating Partnership has included the required fair value disclosures in its notes to the consolidated financial statements (see note 6).

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued in June 2009 and has not been incorporated into the ASC. SFAS No. 167 addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on FIN 46(R) and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. SFAS No. 167 also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE and (4) amending certain guidance for determining which entities are VIEs. SFAS No. 167 is effective for the Operating Partnership on January 1, 2010. The Operating Partnership is currently evaluating the potential impact of SFAS No. 167 on its financial position and results of operations.

2.	REAL ESTATE ACTIVITY

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. At September 30, 2009, the Operating Partnership had certain parcels of land classified as held for sale. These land parcels are reflected in the accompanying consolidated balance sheet at $16,873, which represents the lower of their cost or fair value less costs to sell. At September 30, 2009, the Operating Partnership also had portions of two communities being converted to condominiums and certain completed condominium units at developed condominium communities, totaling $4,676, classified as a component of condominiums, for-sale and under construction on the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2009 and 2008, income from continuing operations included net gains from condominium sales activities at developed and condominium conversion projects representing portions of existing communities. In addition, the condominium gains are net of certain expensed sales and marketing costs associated with condominium communities under development and in pre-sale and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Condominium revenues	$6,566	$8,633	$14,788	$26,981
Condominium costs and expenses	(5,497)	(8,157)	(13,747)	(24,754)

Gains on sales of condominiums	$1,069	$476	$1,041	$2,227

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In accordance with ASC Topic 360-20 (previously SFAS No. 144), the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2009, income from discontinued operations included the results of operations of three apartment communities through their sale dates in 2009. For the three and nine months ended September 30, 2008, income from discontinued operations included the results of operations of the three apartment communities sold in 2009 and four apartment communities sold in 2008 through their respective sale dates.

The revenues and expenses of these communities for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Rental	$492	$6,851	$7,955	$21,464
Other property revenues	56	392	510	1,223

Total revenues	548	7,243	8,465	22,687

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	257	2,513	2,816	7,805
Depreciation	-	-	-	1,962
Interest	54	906	777	3,060

Total expenses	311	3,419	3,593	12,827

Income from discontinued property operations	$237	$3,824	$4,872	$9,860

For the three and nine months ended September 30, 2009, the Operating Partnership recognized net gains in discontinued operations of $54,624 and $79,366, respectively, from the sale of two apartment communities in the third quarter of 2009, containing 798 units, and from the sale of one apartment community in the second quarter of 2009, containing 530 units. These sales generated net proceeds of approximately $101,540 and $148,553 for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, the Operating Partnership recognized net gains in discontinued operations of $23,520 and $25,831, respectively, from the sale of one apartment community in the third quarter of 2008, containing 250 units, and one apartment community in the first quarter of 2008, containing 143 units. These sales generated net proceeds of approximately $38,122 and $57,648 for the three and nine months ended September 30, 2008, respectively.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2009, the Operating Partnership holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own apartment communities. The Operating Partnership holds a 25% to 35% equity interest in these Apartment LLCs. The Operating Partnership, through its interest in a limited liability company (the “Condominium LLC”), and its joint venture partner also hold an approximate pro-rata 49% interest in a limited liability company (the “Mixed-Use LLC”) that is in the process of constructing a mixed-use development, consisting of 129 luxury condominium units, sponsored by the Operating Partnership and its partner, and Class A office space, sponsored by two additional independent investors.

The Operating Partnership’s investment in the 25% owned Apartment LLCs at September 30, 2009 and December 31, 2008 reflects a credit investment of $14,708 and $14,263, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Operating Partnership’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet.

At September 30, 2009, the Operating Partnership holds a majority interest in the Condominium LLC and, therefore, consolidates the Condominium LLC. At September 30, 2009, the Operating Partnership’s consolidated investment in the Mixed-Use LLC reflects a credit investment of $39,941. The credit investment primarily results from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling joint venture interest in the entity, recorded in the second quarter of 2009 related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

under construction were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. Upon the completion of the condominium portion of the mixed-use development, the condominium asset will be distributed to the Condominium LLC. The Condominium LLC has entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 1, 2012, at which point the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales at the Condominium LLC.

The Operating Partnership accounts for its investments in the Apartment and Mixed-Use LLCs using the equity method of accounting. At September 30, 2009 and December 31, 2008, the Operating Partnership’s investment in these Apartment and Mixed-Use LLCs totaled $8,524 and $39,300, respectively, excluding the credit investments discussed above. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,943 at September 30, 2009. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Apartment and Mixed-Use LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Apartment and Mixed-Use LLCs. A summary of financial information for the Apartment and Mixed-Use LLCs in the aggregate was as follows:

Balance Sheet Data	September 30, 2009	December 31, 2008
Real estate assets, net of accumulated depreciation of $26,340 and $21,528, respectively	$369,322	$398,167
Cash and other	6,941	6,768

Total assets	$376,263	$404,935

Mortgage/construction notes payable	$318,979	$289,013
Other liabilities	23,963	6,979

Total liabilities	342,942	295,992
Members’ equity	33,321	108,943

Total liabilities and members’ equity	$376,263	$404,935

Operating Partnership’s equity investment in Property LLCs (1)	$(46,125)	$23,315

	Three months ended September 30,		Nine months ended September 30,
Income Statement Data	2009	2008	2009	2008
Revenues
Rental	$6,520	$6,872	$19,826	$20,359
Other property revenues	480	449	1,441	1,332
Other	-	11	3	47

Total revenues	7,000	7,332	21,270	21,738

Expenses
Property operating and maintenance	3,075	3,011	8,904	8,646
Depreciation and amortization	1,659	1,753	4,951	5,989
Impairment charge (2)	-	-	71,679	-
Interest	3,019	2,802	8,958	7,801

Total expenses	7,753	7,566	94,492	22,436

Income (loss) from continuing operations	(753)	(234)	(73,222)	(698)

Discontinued operations
Income (loss) from discontinued operations	-	3	-	1

Income from discontinued operations	-	3	-	1

Net income (loss)	$(753)	$(231)	$(73,222)	$(697)

Operating Partnership’s share of net income (loss)	$(31)	$260	$(74,577)	$1,081

(1)        At September 30, 2009 and December 31, 2008, the Operating Partnership’s equity investment is shown net of its credit investments of $54,649 and $15,985, respectively. At December 31, 2008, the credit investment included $1,722 related to the Land LLC discussed below.

(2)        The impairment charge recognized at the unconsolidated entity level excludes the write-off of the Operating Partnership’s costs in excess of its invested capital.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At September 30, 2009, mortgage/construction notes payable includes five mortgage notes and a construction loan facility. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

The Mixed-Use LLC and a related limited liability company (the “Land LLC”) holding land for future investment (see below) entered into a construction loan facility with an aggregate capacity of $187,128. At September 30, 2009, the construction loan had an outstanding balance of $120,636, bears interest at LIBOR plus 1.35% and matures in 2011. As discussed below, a portion of the construction loan is included in consolidated indebtedness. The Operating Partnership has discussed funding and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact how construction expenditures relating to the Mixed-Use LLC are funded in the future. Under the terms of the construction loan facility, the Operating Partnership and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed the principal amount of the loan outstanding in an amount not to exceed the lesser of approximately $25,313, or the amount of payment required to cause the principal balance of the Condominium LLC and Land LLC portion of the loan to be reduced to a loan-to-cost ratio that is equal to or less than 60%. In addition, the Operating Partnership and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed certain debt service payments of the Condominium LLC and Land LLC portion of the construction loan not to exceed approximately $6,153. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LLC, including the Operating Partnership, have jointly and severally guaranteed the shell completion of the mixed-use building.

In April 2009, the Operating Partnership made aggregate additional investments and advances of $1,527 to the previously unconsolidated Land LLC that holds land adjacent to the condominium project discussed above for future investment, whereby the Operating Partnership obtained a majority interest in the Land LLC. As a result, the Operating Partnership consolidated the Land LLC in the second quarter of 2009. The consolidation of the Land LLC resulted in the consolidation of a portion of the construction loan discussed above totaling $8,153 at September 30, 2009 (see note 4). Subsequently, consistent with the impairment analysis performed for the adjacent Condominium LLC discussed above, the Operating Partnership determined that the land held by the Land LLC for future development of a second phase condominium tower on this site was not economically viable due to limitations on the potential future use of this site and the continued worsening of conditions in the U.S. economy and the housing markets, specifically in the Atlanta upper-end single family and condominium markets. As a result, the Operating Partnership concluded that the carrying value of the land held for future investment was not recoverable, and in the second quarter of 2009, the Operating Partnership recorded a non-cash impairment charge of $9,658, or $8,098 net of the noncontrolling joint venture interest in the entity, to write-off the carrying value of the land held for investment.

4.	INDEBTEDNESS

At September 30, 2009 and December 31, 2008, the Operating Partnership’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate		Maturity Date	September 30, 2009	December 31, 2008

Senior Unsecured Notes	Int.	5.13% - 7.70%	(1)	2010-2013	$360,142	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.80%	(2)	2010	-	40,000
Cash Management Line	N/A	LIBOR + 0.80%		2010	-	10,864

					-	50,864

Secured Notes
FNMA	Prin. and Int.	Remarketed rate		2029	-	92,275
Other	Prin. and Int.	4.88% - 6.11%	(3)	2011-2019	688,204	434,774

					688,204	527,049

Secured Variable Rate Construction Note	Int.	LIBOR + 1.35%		2011	8,153	-

Total					$1,056,499	$1,112,913

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt Maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2009	$391
2010	102,120
2011	59,637
2012	104,381
2013	206,515
Thereafter	583,455

$1,056,499

Debt Issuances

In January 2009, the Operating Partnership closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,162, require interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in 2019. In April 2009, certain documents related to these loans were modified to facilitate the securitization of such loans under a Federal Home Loan Mortgage Corporation multifamily loan securitization program. Such amendments did not change the basic economic terms of the loans; however, in connection with such amendments the Operating Partnership received modification fees in an aggregate amount of approximately $2,022 plus reimbursement of certain costs incurred in connection with such modifications. The modification fees received will be amortized over the remaining term of the loans.

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

Debt Retirements

In February 2009, the Operating Partnership made a public tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon expiration of the tender offer, the Operating Partnership repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845. This note repurchase resulted in a net gain on extinguishment of $3,445.

In March 2009, the Operating Partnership fully redeemed its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Operating Partnership also settled and terminated a related interest rate swap arrangement (see note 6) in conjunction with the debt extinguishment. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626.

In October 2009, the Operating Partnership prepaid approximately $39,244 of secured mortgage indebtedness that was scheduled to mature in late 2011. As a result of the retirement, the Operating Partnership incurred a prepayment penalty of $4,039 which will be recognized as a debt extinguishment loss in the consolidated statements of operations in the fourth quarter of 2009.

In October and November 2009, the Operating Partnership repurchased approximately $18,209 of its 6.3% senior unsecured notes due in 2013 through open-market repurchases.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Unsecured Lines of Credit

At September 30, 2009, the Operating Partnership utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended for an additional year at the Operating Partnership’s option through April 2011. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt (see below). The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At September 30, 2009, the Operating Partnership had issued letters of credit to third parties totaling $3,639 under this facility.

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

Additionally, at September 30, 2009, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Debt Compliance

The Operating Partnership’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Operating Partnership to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Operating Partnership to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Operating Partnership to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. Management believes the Operating Partnership was in compliance with these financial covenants at September 30, 2009.

5.	EQUITY AND NONCONTROLLING INTERESTS

Equity Contribution from the Company

In September 2009, the Company completed a public offering of 4,025 shares of its common stock at a price of $17.75 per share. The offering generated proceeds of approximately $68,018 after deducting the underwriting discount and estimated offering expenses. The Company contributed the net proceeds to the Operating Partnership in exchange for a like number of common units. In October and November 2009, the Operating Partnership used a portion of the net proceeds to repay $39,244 of existing mortgage indebtedness scheduled to mature in November 2011, to pay a prepayment penalty of $4,039 in connection with the early extinguishment of such debt and to repurchase $18,209 of its 6.3% senior unsecured notes due 2013 through open-market repurchases. The remaining net proceeds will be used for general corporate purposes, which may include funding the Operating Partnership’s development pipeline or the repurchase of its outstanding preferred stock or senior unsecured notes.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Computations of Earnings (Loss) Per Common Unit

For the three and nine months ended September 30, 2009 and 2008, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common unit is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Loss from continuing operations attributable to common unitholders (numerator):
Income (loss) from continuing operations	$(2,472)	$119	$(86,796)	$(30,638)
Noncontrolling interests - consolidated real estate entities	(6)	(189)	8,220	(362)
Preferred unit distributions	(1,909)	(1,909)	(5,728)	(5,728)
Unvested restricted stock (allocation of earnings)	(11)	-	1	2

Loss from continuing operations attributable to common unitholders	$(4,398)	$(1,979)	$(84,303)	$(36,726)

Common units (denominator):
Weighted average units outstanding - basic	44,419	44,340	44,363	44,306
Dilutive units from stock options (1)	-	-	-	-

Weighted average units outstanding - diluted (1)	44,419	44,340	44,363	44,306

(1)	The potential dilution from the Company’s outstanding stock options to purchase 39 and 110 shares for the three months ended and 0 and 242 shares for the nine months ended September 30, 2009 and 2008, respectively, were antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares for those periods.

Stock options to purchase 2,526 shares of common stock for the three and nine months ended September 30, 2009 were excluded from the computation of diluted earnings (loss) per common unit as these stock options were antidilutive.

Noncontrolling Interests

The Operating Partnership adopted the new guidance of ASC Topic 810 (previously SFAS No. 160 and EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities”) on January 1, 2009. The new guidance, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). The new guidance also clarified the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Operating Partnership currently has two types of noncontrolling interests, (1) noncontrolling interests related to its non-Company common unitholders and (2) noncontrolling interests related to its consolidated real estate entities. The Operating Partnership determined that the noncontrolling interests related to its non-Company common unitholders met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). The Operating Partnership further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

For the three and nine months ended September 30, 2009 and 2008, income from continuing operations, income from discontinued operations and net income available to the Operating Partnership were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Income (loss) from continuing operations	$(2,478)	$(70)	$(78,576)	$(31,000)
Income from discontinued operations	54,861	27,344	84,238	35,691

Net income available to the Operating Partnership	$52,383	$27,274	$5,662	$4,691

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

6.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

The Operating Partnership applies ASC Topic 820, “Fair Value Measurements and Disclosures” (previously SFAS No. 157, “Fair Value Measurements”), to the valuation of its real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see note 8) and to its disclosure of the fair value of financial instruments, principally indebtedness (see note 4). The disclosure of estimated fair value of real estate assets and long-term indebtedness was determined by management using available market information and appropriate valuation methodologies available to management at September 30, 2009. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts the Operating Partnership could realize on disposition of the real estate assets or indebtedness. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

At September 30, 2009, certain parcels of land held for sale were carried at their estimated fair value of $14,850 on the Operating Partnership’s consolidated balance sheet using Level 3 inputs consisting primarily of comparable appraisals and land sale activity. There was no change in the estimated fair value of these land parcels measured under ASC Topic 820 for the three and nine months ended September 30, 2009. In the second quarter of 2009, the Operating Partnership recognized impairment charges (see notes 3 and 8) to write-off a parcel of land held for future investment to its estimated fair value of zero and to write-down its investment in an unconsolidated entity constructing condominiums to its estimated fair value, resulting in a credit investment. The estimated fair value of the land and condominiums was determined using Level 3 inputs, consisting primarily of independent appraisals and discounted cash flow models.

At September 30, 2009, the estimated fair value of fixed rate debt was approximately $1,059,620 (carrying value of $1,048,346) and the estimated fair value of the Operating Partnership’s variable rate debt was approximately $7,479 (carrying value of $8,153).

In March 2009, the Operating Partnership early terminated its only interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Operating Partnership was required to amortize into expense the cumulative unrecognized loss on the interest rate swap over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the nine months ended September 30, 2009.

A summary of comprehensive income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$52,389	$27,463	$(2,558)	$5,053
Change in derivatives (1)	-	790	1,829	1,387

Total comprehensive income (loss)	52,389	28,253	(729)	6,440
Less:
Comprehensive income attributable to noncontrolling interests	(6)	(189)	8,220	(362)

Total Operating Partnership comprehensive income	$52,383	$28,064	$7,491	$6,078

(1)       For the nine months ended September 30, 2009, the change in derivatives balance includes an adjustment of $658 for amortized swap costs as well as an adjustment for $1,161 to write-off the remaining unamortized balance in equity, both included in net income. For the three and nine months ended September 30, 2008, the change in derivatives balance includes an adjustment of $789 and $1,351 for amortized swap costs included in net income.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	SEGMENT INFORMATION

Segment Description

In accordance with ASC Topic 280, “Segment Reporting” (previously SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information”), the Operating Partnership presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Operating Partnership’s chief operating decision makers to manage the business.

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2008. The segment information for the three and nine months ended September 30, 2008 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold subsequent to September 30, 2008 to discontinued operations under ASC Topic 360 (previously SFAS No. 144) (see note 2).

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2008 – communities which reached stabilized occupancy in the prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under development, rehabilitation and lease-up during the period.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2009 and 2008. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Fully stabilized communities	$56,361	$59,958	$171,346	$177,864
Communities stabilized during 2008	2,709	2,706	8,062	7,210
Development, rehabilitation and lease-up communities	4,795	2,361	11,035	6,695
Condominium conversion and other communities	21	160	128	549
Other property segments	5,204	6,464	16,312	19,120
Other	298	261	801	735

Consolidated revenues	$69,388	$71,910	$207,684	$212,173

Contribution to Property Net Operating Income
Fully stabilized communities	$32,277	$35,845	$101,491	$104,984
Communities stabilized during 2008	1,482	1,498	4,450	3,496
Development, rehabilitation and lease-up communities	2,087	460	3,320	1,853
Condominium conversion and other communities	8	96	76	333
Other property segments, including corporate management expenses	(672)	(386)	(1,718)	(2,955)

Consolidated property net operating income	35,182	37,513	107,619	107,711

Interest income	49	96	187	367
Other revenues	298	261	801	735
Depreciation	(18,787)	(14,980)	(54,388)	(45,290)
Interest expense	(12,978)	(12,340)	(39,397)	(34,375)
Amortization of deferred financing costs	(726)	(869)	(2,342)	(2,579)
General and administrative	(3,892)	(3,859)	(12,265)	(13,344)
Investment and development	(1,096)	(1,509)	(2,886)	(4,173)
Other investment costs	(697)	(463)	(1,996)	(962)
Strategic review costs	-	-	-	(8,161)
Impairment, severance and other charges	(391)	(5,002)	(10,049)	(34,302)
Gains on sales of real estate assets, net	1,069	476	1,041	2,227
Equity in income (loss) of unconsolidated real estate entities	(31)	260	(74,577)	1,081
Other income (expense), net	(472)	535	637	427
Net gain on early extinguishment of indebtedness	-	-	819	-

Income (loss) from continuing operations	(2,472)	119	(86,796)	(30,638)
Income from discontinued operations	54,861	27,344	84,238	35,691

Net income (loss)	$52,389	$27,463	$(2,558)	$5,053

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.	IMPAIRMENT, SEVERANCE AND OTHER CHARGES

For the nine months ended September 30, 2009, the Operating Partnership recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) to write-down the carrying value of its investment in an unconsolidated condominium development and a parcel of adjacent land. These impairment charges are more fully discussed in note 3. For the three and nine months ended September 30, 2009, the Operating Partnership also recorded severance charges of approximately $391 related to a headcount reduction, primarily investment and development positions.

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
Accrued severance charges, beginning of period	$9,405	$11,215
Severance charges	-	353
Payments for period	(1,864)	(2,557)
Interest accretion	418	549

Accrued severance charges, end of period	$7,959	$9,560

The Operating Partnership recorded impairment charges of approximately $28,947 for the nine months ended September 30, 2008. The impairment charges related to the substantial cessation of current development activities associated with four land parcels in pre-development which were written down to their estimated fair market values, as well as the write-off of capitalized pursuit costs associated with certain abandoned projects. Additionally, for the three and nine months ended September 30, 2008, the Operating Partnership recorded severance charges of approximately $2,238 and $2,591, respectively, related to a management and staff workforce reduction. The impairment and severance charges reflected management’s decision to reduce the size of its workforce and lower overhead expenses in response in part to its decision to reduce the number of markets in which the Operating Partnership operates, to sell additional operating assets and to focus its development strategy on fewer projects in the near term.

For the three and nine months ended September 30, 2008, the Operating Partnership recorded estimated casualty losses of approximately $2,764 related to the damage sustained at its Houston, Texas properties as a result of Hurricane Ike. These losses were less than the Operating Partnership’s insured wind storm deductible.

Also in 2008, the Company announced that its Board of Directors had initiated a formal process to pursue a possible business combination or other sale transaction. The process ended in the second quarter of 2008 without a business combination or other sale transaction. For the nine months ended September 30, 2008, the Operating Partnership incurred approximately $8,161 of strategic review costs related to this process.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $9,780 and $9,546 for the nine months ended September 30, 2009 and 2008, respectively), aggregated $44,540 and $37,896 for the nine months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $2,019 and $1,700, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2009 and 2008 were as follows:

During the second quarter of 2009, the Operating Partnership became the majority owner of and consolidated a previously unconsolidated entity (see note 3). This consolidation resulted in increases in land held for future investment and other assets of $9,658, cash of $248, indebtedness of $8,153, accounts payable and accrued expenses of $192 and noncontrolling interests of $1,560. This was a non-cash transaction.

For the nine months ended September 30, 2009 and 2008, the Operating Partnership amortized approximately $658 and $1,351, respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the nine months ended September 30, 2009, the Operating Partnership recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account)

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

of $1,161 related to a terminated interest rate swap derivative financial instrument. The Operating Partnership also recognized other income during the first quarter of 2009 of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). This increase in value also caused a decrease in accounts payable and accrued expenses for the first nine months of 2009. Other than the amortization discussed herein, for the nine months ended September 30, 2008, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, increased in value by $663 ($658, net of minority interest), causing a decrease in accounts payable and accrued expenses and a corresponding increase in the Operating Partnership’s other income, as this cash flow hedge became ineffective during the quarter. Other than the amortization discussed herein, for the nine months ended September 30, 2008, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in equity of $35.

The Operating Partnership pays distributions a quarter in arrears. At September 30, 2009 and 2008, the Operating Partnership committed to distribute and had accrued $9,726 and $19,990, respectively.

For the nine months ended September 30, 2009 and 2008, the Company issued common shares for director compensation, totaling $65 and $552, respectively. These were non-cash transactions. The Operating Partnership bears the compensation costs associated with the Company’s compensation plans. As such, the Operating Partnership issued common units to the Company in amounts equal to the above.

10.	EQUITY-BASED COMPENSATION PLANS

Equity Compensation Plans

As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership.

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). At September 30, 2009 stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,526.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. For options granted during the nine months ended September 30, 2009, the weighted average assumptions used in the Black-Scholes option-pricing model were dividend yield of 6.5%, expected volatility of 35.4%, risk-free interest rate of 2.2% and expected option term of 5.9 years. The Company did not grant any stock options for the nine months ended September 30, 2008.

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

For the nine months ended September 30, 2009 and 2008, the Company granted stock options to purchase 346 and zero shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $144 and $376 for the three months ended and $510 and $1,042 for the nine months ended September 30, 2009 and 2008, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the nine months ended September 30, 2009 and 2008 is presented below:

	Nine months ended September 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,382	$33	2,455	$34
Granted	346	12	-	-
Exercised	-	-	(39)	37
Forfeited	(202)	36	(4)	32

Options outstanding, end of period	2,526	31	2,412	34

Options exercisable, end of period	2,120	33	2,164	33

Weighted-average fair value of options granted during the period	$2.09		$-

At September 30, 2009, there was $677 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $0 and $194, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at September 30, 2009 was $1,997, $0 and $1,920, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at September 30, 2009 were 4.5, 3.6 and 4.5 years, respectively. Stock options expected to vest at September 30, 2009 totaled 2,509 at a weighted average exercise price of approximately $30.84.

At September 30, 2009, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,269 options outstanding with exercise prices ranging from $12.22 to $28.99. These options have a weighted average exercise price of $22.73 and a weighted average remaining contractual life of 5.1 years. Of these outstanding options, 923 were exercisable at September 30, 2009 at a weighted average exercise price of $26.66. In addition, there were 1,257 options outstanding with exercise prices ranging from $31.00 to $48.00. These options had a weighted average exercise price of $38.87 and a weighted average remaining contractual life of 3.8 years. Of these outstanding options, 1,197 were exercisable at September 30, 2009 at a weighted average exercise price of $38.43.

For the nine months ended September 30, 2009 and 2008, the Company granted 106 and 78 shares of restricted stock, respectively, to Company officers and directors. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the nine months ended September 30, 2009 and 2008 was $12.19 and $42.25, respectively, per share. The total value of the restricted share grants for the nine months ended September 30, 2009 and 2008 was $1,288 and $3,308, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $609 and $821 for the three months ended and $1,805 and $2,395 for the nine months ended September 30, 2009 and 2008, respectively.

A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2009 and 2008 is presented below:

	Nine months ended September 30,
	2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	128	$33	119	$35
Granted	106	12	78	42
Vested	(9)	26	(26)	31
Forfeited	(1)	43	-	-

Unvested shares, end of period	224	23	171	39

At September 30, 2009, there was $3,230 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of restricted shares vested for the nine months ended September 30, 2009 and 2008 was $112 and $790, respectively.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $37 and $36 for the three months ended and $112 and $113 for the nine months ended September 30, 2009 and 2008, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Operating Partnership and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2005 through 2007. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2005 to 2007 tax years. In the fourth quarter of 2008, the Operating Partnership received notice that its TRSs’ federal income tax return for 2005 was selected for Internal Revenue Service examination. In October 2009, the IRS concluded its audit of the TRSs’ 2005 tax return resulting in additional taxes and interest of $9.

As of September 30, 2009, the Operating Partnership’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Operating Partnership does not expect any significant change in this unrecognized tax benefit in the remainder of 2009. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the nine months ended September 30, 2009 and at September 30, 2009 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three and nine months ended September 30, 2009, the TRS recorded an income tax provision of $225 primarily due to an adjustment of deferred tax valuation allowances recorded in prior periods. For 2009, the provision for estimated income taxes payable is expected to be offset by deferred tax benefits resulting from current period temporary differences.

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

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2008 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Form 10-K. Other than the increase in net deferred tax assets and valuation allowances of approximately $29,600 resulting primarily from impairment charges of $73,304 recorded at the TRSs for the nine months ended September 30, 2009, there were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at September 30, 2009.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

12.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and the Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership are entitled be scheduled after the finding of entitlement. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. A briefing schedule for the appeal has not yet been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

As announced in 2008, the Operating Partnership is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. The Operating Partnership has determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Operating Partnership currently estimates that the aggregate cost of this initiative will be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The Operating Partnership currently expects that a substantial majority of the costs related to these remediation efforts will be recorded as annually and periodically recurring capital expenditures. In addition and as a result of this project, the Operating Partnership estimates that the net book value of certain building components totaling approximately $6,500 to $7,000 will be retired and, as such, are being depreciated on an accelerated basis over the remaining estimated useful life of those assets, which is expected to be not later than 2009. The work has been completed at fourteen properties, is currently underway at approximately eleven properties and is expected to be completed at all the properties by 2010. The work may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. From the inception of this initiative through September 30, 2009, the Operating Partnership has recorded accelerated depreciation of approximately $5,204 and has capitalized approximately $23,863 related to this project. There can be no assurance that the scope of work or the Operating Partnership’s estimates of costs will not change in future periods.

13.	SUBSEQUENT EVENTS

The Operating Partnership evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In October 2009, the Operating Partnership prepaid outstanding secured mortgage indebtedness of approximately $39,244. The Operating Partnership expects to recognize a debt extinguishment loss of approximately $4,039 on the prepayment of this indebtedness in the fourth quarter of 2009. In October and November 2009, the Operating Partnership repurchased approximately $18,209 of its 6.3% senior unsecured notes due 2013 through open-market repurchases.

In October 2009, the Operating Partnership completed the sell out of the remaining units at its Mercer Square condominium development, originally consisting of 85 units, in a bulk sale transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At September 30, 2009, the Company owned 19,864 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,429 apartment units in four communities currently under construction and/or in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) and is completing the sell out of units in three other condominium communities through a taxable REIT subsidiary. At September 30, 2009, approximately 36.5%, 22.4%, 11.5% and 11.2% (on a unit basis) of the Company's operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At September 30, 2009, the Company owned approximately 99.6% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.4% common minority interest in the Operating Partnership.

Operations Overview

As a result of events in the global capital markets and the U.S. economy, including a severe tightening in the credit markets, increasing unemployment and declining consumer confidence, the Company observed a significant decline in economic growth in the U.S. that is expected to continue for the remainder of 2009. Historically, weaker economic conditions and declining job growth in the U.S. and in the Company’s markets has led to deteriorating, and negative, revenue and NOI growth in the multi-family market. Further, the multi-family market is being adversely impacted by a substantial decline in the overall U.S. housing market, attributable in part to continued concerns relating to the impact of rising mortgage delinquencies and foreclosures, tighter credit markets and a rising “shadow” supply of for-sale multi-family product entering the rental market. Based on the above factors, the Company is forecasting a continued decline in same store community revenues and NOI for the fourth quarter and full year of 2009 as more fully discussed in the “Outlook” section below. If the recession in the U.S. economy worsens or continues beyond 2009, the Company’s operating results would be adversely affected. In addition, the overall tightening of the credit markets and current conditions in the global capital markets and the U.S. economy could also make it increasingly difficult for the Company to actively pursue sales of assets and will continue to adversely impact the Company’s ability to obtain joint venture or other financing for development projects while these conditions persist.

Consistent with the factors described above, the Company’s operating results experienced a decrease in the year over year rate of growth in same store operating revenues of 3.7% for the nine months ended September 30, 2009, compared to an increase of 1.4% for the full year of 2008. As partially offset by favorable variances in property operating expenses, same store net operating income (“NOI”) also declined 3.3% for the first nine months of 2009, compared to the first nine months of 2008. Further, the decrease in the year over year rate of growth in same store revenues and net operating income accelerated throughout 2009 with the third quarter of 2009 reporting a 6.0% and 10.0% rate of decline, respectively, compared to the third quarter of 2008. The revenue decreases were largely attributable to declining rental rates, which on a year over year basis decreased 5.5% in the third quarter of 2009, compared to the third quarter of 2008. The Company also expects that same store revenues will continue to decline on a year-over-year basis in the fourth quarter of 2009 and into 2010, as new leases turnover at lower market rental rates.

In 2008, the Company reduced its headcount approximately 15%, including an approximately 25% reduction in headcount in corporate office positions, through a combination of asset sales, out-sourcing, attrition and elimination of positions. The Company also implemented a salary freeze for associates with base salaries greater than $50, substantially reduced bonuses, including eliminating any incentive bonus for 2008 for the Company’s President and CEO, reduced long-term incentive awards

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

for executive officers for 2008 and reduced targeted long-term incentives for 2009. In addition, at his request, compensation paid to the Chairman of the Company’s Board of Directors was substantially reduced for 2008 and waived entirely for 2009. In the third quarter of 2009, the Company initiated further headcount reductions affecting a total of 17 primarily investment and development and property management positions. There can be no assurance that the Company will not recognize additional severance charges in future periods.

At September 30, 2009, the Company did not have any communities being marketed for sale. In July 2009, the Company sold two communities containing 768 units: one community located in Atlanta, Georgia and one community located in the northern Virginia submarket of greater Washington, D.C. These two community sales generated aggregate gross proceeds of approximately $102,300. A third community, containing 530 units, was sold in April 2009 for a gross sales price of approximately $47,400. Those proceeds were utilized in a manner consistent with the Company’s liquidity and balance sheet strategy discussed below.

In 2008, the Company made the decision to defer further substantive activities on all of its pre-development projects and to abandon the pursuit of certain other development projects in light of difficult market conditions. Additionally, during 2008, management evaluated its current expectations regarding the timing and projected undiscounted future cash flows from land held for future development (including the Company’s expectations of possible future uses, capitalization rates, investors’ return expectations, rental rates and operating cash flows) and reduced its expectations regarding the estimated fair values of its land holdings. As a result, the Company recorded non-cash impairment charges in 2008 to write-down a substantial portion of its land held for sale and land held for future investment (including the Company’s interest in a joint venture that holds land for future investment) to estimated fair market value. After considering the impact of these impairment charges, which on a cumulative basis represented an approximately 47% reduction to the original aggregate carrying values of its land assets, the Company’s land held for future investment and sale totaled approximately $98,920 at September 30, 2009.

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

As of September 30, 2009, the Company’s aggregate pipeline of development projects under construction (apartments and condominiums) and in lease-up (before the impact of impairment charges described below) totaled approximately $486,700. As of the same date, approximately $100,000 of estimated construction costs remained to be funded, including retainage and construction payables, by the Company. In addition, the Company is underway with an initiative to remediate communities with stucco exteriors or exterior insulation finishing systems (“EIFS”). The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000, of which approximately $23,863 has been incurred through September 30, 2009. The Company expects to fund future estimated construction and remediation expenditures primarily by utilizing available cash and cash equivalents and borrowing capacity under its unsecured revolving lines of credit and under a construction loan. The Company has discussed funding and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact how construction expenditures relating to the underlying mixed-use development held by an unconsolidated entity are funded in the future. See “Liquidity and Capital Resources” below where discussed further.

In early 2005, the Company entered the for-sale condominium housing market and has since converted five apartment communities totaling 731 units into for-sale condominium homes, completed the construction of two condominium communities totaling 230 units, and is in the process of developing two luxury condominium projects: The Ritz-Carlton Residences, Atlanta, Buckhead (the “Atlanta Condominium Project”), consisting of 129 units, and The Four Seasons Residences in Austin, Texas (the “Austin Condominium Project”), consisting of 148 units, which are both currently expected to begin delivering completed units in the first quarter of 2010.

The Company’s expansion into for-sale condominium housing exposes the Company to additional risks and challenges, including potential future losses or impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) for a discussion of these and other Company risk factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Of the above-described condominium conversions and completed condominium developments, there are 13 remaining units at two communities that remain unsold and are not under contract for sale as of October 26, 2009. One community completed its sell out during the fourth quarter of 2009. The carrying value of the Company’s remaining unsold condominium units at these communities is less than $5,000. There can be no assurance that units under contract for sale will actually close.

The aggregate projected capital cost of the Atlanta Condominium Project and the Austin Condominium Project is approximately $250,000, of which approximately $59,503 of costs remained to be incurred as of September 30, 2009. Additionally, of the total projected investment, approximately $74,700 was deemed impaired and written down as an impairment charge during the second quarter of 2009, as described further below, which the Company currently projects will result in an aggregate net carrying value of approximately $175,000 for these two condominium developments when complete. There can be no assurances, however, that actual costs will not exceed these estimates or that additional impairment charges will not be recorded in subsequent periods as described further below. As of October 26, 2009, the Company had 72 units under contract at the Austin Condominium Project and had no units under contract at the Atlanta Condominium Project. There can be no assurance that units under contract for sale will actually close.

Beginning in 2007 and continuing presently, the Company has observed a substantial decline in the condominium and single family housing markets due to increasing supplies of such assets, weak consumer confidence, tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and a significant slow down in the residential housing market in the U.S. In response, the Company implemented price reductions in 2008 and 2009 in an effort to reduce its unsold condominium inventory at its completed and active for-sale projects. These reduced pricing programs have generally resulted in lower condominium profits compared to prior years. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. However, the Company does expect that condominium closings will likely continue to be slow for the remainder of 2009 and into 2010. As discussed in Note 1 to the consolidated financial statements contained herein, the Company uses the relative sales value method to allocate costs and recognize profits from condominium projects, which requires the Company to estimate its total condominium costs and profits each period. Thus, price reductions for condominium units have adversely impacted profits realized from sales of condominiums to date and will continue to do so in future periods.

Since the beginning of 2009, the Company has observed a continued worsening of conditions in the U.S. economy and the housing markets, generally, and in the Atlanta upper-end single family and condominium markets, specifically, including the price discounting of competitive products in the Atlanta/Buckhead market. In addition, the government-sponsored mortgage agencies have imposed tighter restrictions on mortgage lending to condominium projects which the Company believes may adversely impact sales at its two luxury condominium developments. As such, in the second quarter of 2009, management revised its expectations regarding the timing and projected future cash flows from its condominium projects under development, and as a result, recorded non-cash impairment charges of approximately $76,317 (net of noncontrolling interests of $8,074) for the nine months ended September 30, 2009 to write-down the carrying value of its investment in the Atlanta Condominium Project joint venture development and adjacent land. The estimated fair value of the condominium project was derived from the present value of the Company’s estimated future cash flows using a 23% discount rate. The Company’s cash flow assumptions reflect reduced list prices for the condominium units and also assume an extended sell out period, consistent with current market conditions. Although management concluded that no additional impairment existed under generally accepted accounting principles as of September 30, 2009, the Company has continued to experience downward pressure on condominium prices for this project and for luxury for-sale condominium product in the Atlanta/Buckhead submarket in general, which may further adversely impact the estimated fair value of this project.

The Company also evaluated the Austin Condominium Project for impairment as of June 30, 2009 but concluded that the project was not deemed impaired under generally accepted accounting principles as of that date because the projected future undiscounted cash flows exceeded the carrying value of the asset. The Company similarly concluded that no impairment existed under generally accepted accounting principles as of September 30, 2009. Notwithstanding, had the Company applied the same 23% discount rate to calculate the present value of the estimated future cash flows, the Company estimated that fair value of the Austin Condominium Project would have been approximately $35,000 less than its carrying value as of June 30, 2009. As a result, if current cash flow assumptions were to remain unchanged, the Company’s analysis indicates that it would likely be required to record an impairment charge for this asset when it becomes substantially complete and considered “held for sale” in or around the first quarter of 2010. Additionally, if the Company’s projections of future undiscounted cash flows were to indicate in future quarters that the carrying value of the asset was not deemed recoverable prior to substantial completion, it is possible that the Company would be required to record an impairment charge in an earlier future period. There can be no assurance that the Company’s cash flow projections will not change in future periods, that the estimated fair

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

value of the Austin Condominium Project will not change in the future as a consequence, or that any impairment of this asset will actually be realized.

In general, should the Company further adjust its estimates regarding costs and profits expected to be realized from its condominium projects in future periods, or change its estimates regarding future cash flows or fair value, the Company may recognize additional losses in subsequent periods to reduce estimated profits previously recorded or may recognize additional impairment losses if the carrying value of these assets is not deemed recoverable.

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

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the remainder of 2009 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred in the remainder of 2009), anticipated same store revenues trends in 2010, anticipated losses on early extinguishment of indebtedness, expectations regarding the timing and delivery of completed for-sale condominium homes, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and the Company’s inability to sell for-sale products at attractive pricing levels, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), anticipated costs, timing and expense to remediate and improve apartment communities with stucco and EIFS exteriors, expectations regarding the retirement of certain assets, expectations regarding the timing and projected future cash flows from assets held for future investment and sale and estimated fair values of such assets, expectations regarding cash flows from operating activities, expected costs of development, investment and interest expenses, anticipated refinancing and other new financing needs, expectations regarding the use of proceeds from the Company’s common stock offering, the anticipated dividend level in 2009 and expectations regarding the source of funds for payment of the dividend, the Company’s ability to meet short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s ability to execute future asset sales, expectations regarding the outcome of legal proceedings, anticipated taxable capital gains for 2009, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•

The success of the Company’s business strategies described on pages 2 to 3 of the Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) and those discussed under “Conclusion of Strategic Process and Strategies to Enhance Shareholder Value” in the Management Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-K;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
•	A downgrade in the credit rating of the Company’s securities;
•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
•

The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

•	Uncertainties associated with the timing and amount of apartment community sales, the market for such sales and the resulting gains/losses associated with such sales;
•	The Company’s ability to enter into new joint ventures and the availability of equity financing from traditional real estate investors to fund development activities;
•	The Company’s ability to obtain construction loan financing to fund development activities;
•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;
•	Uncertainties associated with loss of personnel in connection with the Company’s reduction of corporate and property development and management overhead;
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with environmental and other regulatory matters;
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

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;
•	The costs of remediating damage to the Company’s communities that have stucco or exterior insulation finishing systems for potential water penetration and other related issues;
•	The Company’s ability to continue to qualify as a REIT under the Code; and
•	Other factors, including the risk factors discussed in Item 1A of the Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

Critical Accounting Policies and New Accounting Guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 32 through 34 of the Form 10-K. Other than discussed below, there were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended September 30, 2009. The discussion below details the Company’s critical accounting policy related to asset impairments and addresses the implementation and impact of recently issued and adopted accounting guidance with an impact on the Company for the nine months ended September 30, 2009 or that may have an impact on future reported results.

In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The “FASB Accounting Standards Codification” (“ASC”) is effective for the Company’s financial statements for the period ended September 30, 2009 and is the single source of authoritative generally accepted accounting principles in the United States. As such, the Company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will cite the ASC references which are organized by topic.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting guidance, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

holding period are less than the asset’s net book value. For real estate assets held for sale, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At September 30, 2009, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record future impairment charges.

In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company and its affiliates currently own interests in two luxury condominium assets with a total projected cost of approximately $250,000. Initial condominium units in these projects are currently expected to completed and delivered for their intended use starting in the first quarter of 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and note 3 to the consolidated financial statements for a discussion of the impairment analyses and the charges related to these condominium assets recorded in the second quarter of 2009.

The Company adopted new guidance in ASC Topic 810, “Consolidation” (previously SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), on January 1, 2009 which requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as permanent or temporary equity in the consolidated financial statements. The Company amended the presentation for its noncontrolling interests in the Operating Partnership and in consolidated real estate entities retrospectively on its consolidated balance sheets, consolidated statements of operations and consolidated statements of equity and accumulated earnings.

The Company adopted new guidance in ASC Topic 260, “Earnings Per Share” (previously FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) on January 1, 2009. The new guidance requires that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities for purposes of the computation of net income available to common stockholders. In accordance with ASC Topic 260, prior period earnings per share amounts have been adjusted accordingly. The adoption of the new guidance did not have a material impact on the Company’s financial position, results of operations or earnings per share.

The Company adopted new guidance in ASC Topic 805, “Business Combinations” (previously SFAS No. 141R, “Business Combinations”), on January 1, 2009. The new guidance requires (1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination at fair value, (2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed and (3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. Additionally, it requires the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. The new guidance did not have an impact on the Company’s financial position or results of operations.

The Company adopted new guidance in ASC Topic 855, “Subsequent Events” (previously SFAS No. 165, “Subsequent Events”) as of June 30, 2009. The new guidance further clarifies the period subsequent to the balance sheet date in which companies should disclose certain financial statement events or transactions. It also further clarifies the circumstances under which a company should consider recognition of those events or transactions occurring after the balance sheet date as well as provides guidance regarding the required disclosures. The new guidance did not have a material impact on the Company’s financial statements or results of operations (see note 13 to the consolidated financial statements).

The Company adopted new guidance in ASC Topic 825, “Financial Instruments” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), as of June 30, 2009. The new guidance requires that companies disclose information about the fair value of their financial instruments in both interim and annual periods. The Company has included the required fair value disclosures in its notes to the consolidated financial statements (see note 6 to the consolidated financial statements).

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued in June 2009 and has not been incorporated into the ASC. SFAS No. 167 addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on FIN 46(R) and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential variable interest entities (“VIEs”). SFAS No. 167 also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE and (4) amending certain guidance for determining which entities are VIEs. SFAS No. 167 is effective for the Company on January 1, 2010. The Company is currently evaluating the potential impact of SFAS No. 167 on its financial position and results of operations.

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

At September 30, 2009, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 41 communities that were completed and stabilized for all of the current and prior year, (2) two communities and an additional phase of one community that achieved full stabilization during 2008, (3) portions of two communities that are being converted into condominiums that are reflected in continuing operations, and (4) seven communities under construction, under rehabilitation programs or in lease-up. There are no apartment communities classified as held for sale in discontinued operations at September 30, 2009.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All Operating Communities

The operating performance and capital expenditures from continuing operations for all of the Company's apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
Rental and other property revenues
Fully stabilized communities (1)	$56,361	$59,958	(6.0)%	$171,346	$177,864	(3.7)%
Communities stabilized during 2008 (2)	2,709	2,706	0.1%	8,062	7,210	11.8%
Development, rehabilitation and lease-up communities	4,795	2,361	103.1%	11,035	6,695	64.8%
Condominium conversion and other communities (3)	21	160	(86.9)%	128	549	(76.7)%
Other property segments (4)	5,204	6,464	(19.5)%	16,312	19,120	(14.7)%

	69,090	71,649	(3.6)%	206,883	211,438	(2.2)%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	24,084	24,113	(0.1)%	69,855	72,880	(4.2)%
Communities stabilized during 2008 (2)	1,227	1,208	1.6%	3,612	3,714	(2.7)%
Development, rehabilitation and lease-up communities	2,708	1,901	42.5%	7,715	4,842	59.3%
Condominium conversion and other communities (3)	13	64	(79.7)%	52	216	(75.9)%
Other property segments, including corporate management expenses (5)	5,876	6,850	(14.2)%	18,030	22,075	(18.3)%

	33,908	34,136	(0.7)%	99,264	103,727	(4.3)%

Property net operating income (6)	$35,182	$37,513	(6.2)%	$107,619	$107,711	(0.1)%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$857	$823	4.1%	$2,144	$2,115	1.4%
Other	1,613	1,837	(12.2)%	6,412	5,534	15.9%

Total	$2,470	$2,660	(7.1)%	$8,556	$7,649	11.9%

Periodically recurring	$9,465	$1,769	435.0%	$27,960	$4,973	462.2%

Average apartment units in service	17,205	16,483	4.4%	16,981	16,373	3.7%

(1)	Communities which reached stabilization prior to January 1, 2008.
(2)	Communities which reached stabilization in 2008.
(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under ASC Topic 360 (previously SFAS No. 144).
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $298 and $261 for the three months and $801 and $735 for the nine months ended September 30, 2009 and 2008, respectively.

(5)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance.
(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
	Total same store NOI	$32,277	$35,845	$101,491	$104,984
	Property NOI from other operating segments	2,905	1,668	6,128	2,727

	Consolidated property NOI	35,182	37,513	107,619	107,711

	Add (subtract):
	Interest income	49	96	187	367
	Other revenues	298	261	801	735
	Depreciation	(18,787)	(14,980)	(54,388)	(45,290)
	Interest expense	(12,978)	(12,340)	(39,397)	(34,375)
	Amortization of deferred financing costs	(726)	(869)	(2,342)	(2,579)
	General and administrative	(3,892)	(3,859)	(12,265)	(13,344)
	Investment and development	(1,096)	(1,509)	(2,886)	(4,173)
	Other investment costs	(697)	(463)	(1,996)	(962)
	Strategic review costs	-	-	-	(8,161)
	Impairment, severance and other charges	(391)	(5,002)	(10,049)	(34,302)
	Gains on sales of real estate assets, net	1,069	476	1,041	2,227
	Equity in income (loss) of unconsolidated real estate entities	(31)	260	(74,577)	1,081
	Other income (expense), net	(472)	535	637	427
	Net gain on early extinguishment of indebtedness	-	-	819	-

	Income (loss) from continuing operations	(2,472)	119	(86,796)	(30,638)
	Income from discontinued operations	54,861	27,344	84,238	35,691

	Net income (loss)	$52,389	$27,463	$(2,558)	$5,053

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

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
	Annually recurring capital expenditures
	Continuing operations	$2,470	$2,660	$8,556	$7,649
	Discontinued operations	22	293	243	943

	Total annually recurring capital expenditures per statements of cash flows	$2,492	$2,953	$8,799	$8,592

	Periodically recurring capital expenditures
	Continuing operations	$9,465	$1,769	$27,960	$4,973
	Discontinued operations	2	14	44	141

	Total periodically recurring capital expenditures per statements of cash flows	$9,467	$1,783	$28,004	$5,114

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale and communities under rehabilitation. For the 2009 to 2008 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2008. This portfolio consisted of 41 communities with 14,921 units, including ten communities with 4,242 units (28.4%) located in Atlanta, Georgia, eleven communities with 3,429 units (23.0%) located in Dallas, Texas, three communities with 1,877 units (12.6%) located in Tampa, Florida, five communities with 1,905 units (12.8%) located in the greater Washington D.C. metropolitan area, four communities with 1,388 units (9.3%) located in Charlotte, North Carolina and eight

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

communities with 2,080 units (13.9%) located in other markets. The operating performance of these communities is summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change

Rental and other revenues	$56,361	$59,958	(6.0)%	$171,346	$177,864	(3.7)%
Property operating and maintenance expenses (excluding depreciation and amortization)	24,084	24,113	(0.1)%	69,855	72,880	(4.2)%

Same store net operating income (1)	$32,277	$35,845	(10.0)%	$101,491	$104,984	(3.3)%

Capital expenditures (2)
Annually recurring:
Carpet	$846	$805	5.1%	$2,097	$2,046	2.5%
Other	1,157	1,499	(22.8)%	5,283	4,448	18.8%

Total annually recurring	2,003	2,304	(13.1)%	7,380	6,494	13.6%
Periodically recurring	9,069	1,648	450.3%	24,244	4,517	436.7%

Total capital expenditures (A)	$11,072	$3,952	180.2%	$31,624	$11,011	187.2%

Total capital expenditures per unit (A ÷ 14,921 units)	$742	$265	180.0%	$2,119	$738	187.1%

Average economic occupancy (3)	94.5%	95.2%	(0.7)%	93.9%	94.3%	(0.4)%

Average monthly rental rate per unit (4)	$1,253	$1,326	(5.5)%	$1,283	$1,326	(3.2)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 53 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Annually recurring capital expenditures by operating segment
Fully stabilized	$2,003	$2,304	$7,380	$6,494
Communities stabilized during 2008	200	233	600	677
Development, rehabilitation and lease-up	134	93	339	305
Other segments	155	323	480	1,116

Total annually recurring capital expenditures per statements of cash flows	$2,492	$2,953	$8,799	$8,592

Periodically recurring capital expenditures by operating segment
Fully stabilized	$9,069	$1,648	$24,244	$4,517
Communities stabilized during 2008	157	5	163	53
Development, rehabilitation and lease-up	56	5	2,188	51
Other segments	185	125	1,409	493

Total periodically recurring capital expenditures per statements of cash flows (1)	$9,467	$1,783	$28,004	$5,114

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 93.4% and 94.1% for the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

three months and 92.6% and 93.1% for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, net concessions were $423 and $507, respectively, and employee discounts were $186 and $207, respectively. For the nine months ended September 30, 2009 and 2008, net concessions were $1,589 and $1,588, respectively, and employee discounts were $579 and $619, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

The Operating Partnership reported net income available to common unitholders of $50,474 for the three months ended September 30, 2009 compared to $25,365 for the three months ended September 30, 2008. The Company reported net income available to common unitholders of $50,226 for the three months ended September 30, 2009 compared to $25,167 for the three months ended September 30, 2008. As discussed below, the increase between periods primarily reflects increased gains on the sales of apartment communities of $31,104 between years, offset by decreased severance charges of $1,847 between years as well as losses of $2,764 associated with hurricane damage in 2008.

Rental and other revenues from property operations decreased $2,559 or 3.6% from 2008 to 2009 primarily due to decreased revenues from the Company’s fully stabilized communities of $3,597 or 6.0% and decreased revenues of $894 or 30.3% from the Company’s furnished apartment rental business, offset by increased revenue from development, rehabilitation and lease-up communities of $2,434 or 103.1%. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from the furnished apartment rental business was due to slower leasing activity resulting from weak economic conditions and lower corporate travel and expense spending in 2009. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of five communities and to a lesser extent increased revenues from the lease-up of two communities under rehabilitation in 2008 and early 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $228 or 0.7% from 2008 to 2009 primarily due to decreases from fully stabilized communities of $29 or 0.1%, and decreased other segment expenses, including corporate property management expenses, of $974 or 14.2%, offset primarily by increased expenses from development, rehabilitation and lease-up communities of $807 or 42.5%. The expense decrease from stabilized communities is discussed below. The decrease in other segment expenses primarily reflects the reduced short-term rental expenses from the furnished apartment rental business resulting from reduced leasing activity as discussed above. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and the opening of leasing offices at three additional development communities beginning the lease-up process in 2009.

For the three months ended September 30, 2009, gains on real estate assets in discontinued operations included gains of $54,624 from the sale of two apartment communities, containing 798 apartment units. For the three months ended September 30, 2008, the Company recognized a gain of $23,520 on the sale of one apartment community, containing 250 units. The Company had no apartment communities being marketed for sale as of September 30, 2009. However, the Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended September 30, 2009 and 2008, gains on sales of real estate assets from condominium sales activities in continuing operations were $1,069 and $476, respectively. The increase in aggregate condominium gains between periods primarily reflects a favorable comparison to 2008 which included negative profit adjustments resulting from lowering sales prices and profit expectations in 2008. Sales prices and profit expectations stabilized somewhat in the third quarter of 2009 as the communities with active sales activities were close to final sell out. The Company sold 27 units at condominium communities in 2009 compared to 30 in 2008. The Company expects gains (losses) on condominium sales activities to continue at a slow pace for the fourth quarter of 2009 due to difficult credit market conditions and a weak U.S. economy in an already slow for-sale housing market. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s condominium communities.

Depreciation expense increased $3,807 or 25.4% from 2008 to 2009, primarily due to increased depreciation of $1,440 related to development and lease-up communities as apartment units were placed in service in 2008 and into 2009 and increased depreciation of $2,300 related to fully stabilized communities. The depreciation expense increase at fully stabilized communities was due to an acceleration of depreciation expense resulting from a revision in the estimated useful lives for certain assets expected to be retired in 2009 as a result of the Company’s exterior remediation project as well as the cessation of depreciation expense on the Company’s two New York city assets, which were held for sale in the third quarter of 2008

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(these assets were subsequently removed from held for sale assets in the fourth quarter of 2008 and depreciation was reinstated).

General and administrative expenses increased $34, or 0.9%, from 2008 to 2009 primarily as a result of higher legal expenses of $195 primarily due to the general timing of expenses between years as well as expenses associated with certain property related litigation between years, partially offset by reduced personnel and long-term incentive compensation costs resulting from a smaller workforce and general reductions in incentive compensation awards in 2009. Beginning in the fourth quarter of 2008, the Company began allocating personnel and other costs, primarily related to accounting, information technology and human resources that support property management and investment operations, from general and administrative expenses to property management and investment and development expenses. Prior period results have been adjusted to reflect the current period presentation.

Investment and development expenses decreased $413 or 27.4% from 2008 and 2009. In 2009, the Company’s development personnel and other costs decreased $894 over 2008, as the Company began to reduce headcount and associated costs in late 2008 and into 2009 as a result of a decision to cease new development starts. The decrease in expenses was offset by $481 of decreased capitalization of development personnel due to reduced net development activity in 2009 as development communities were completed. As a result of cost reduction efforts in 2008, the Company expects net investment and development expenses to be somewhat lower for the full year of 2009, compared to 2008.

Other investment costs increased $234 or 33.6% from 2008 and 2009. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2009 primarily reflects a full quarter of expense in 2009 for certain land parcels no longer considered probable of future development as of the second half of 2008.

Impairment, severance and other charges in 2009 included $391 in severance charges primarily related to the elimination of certain positions in the Company’s investment and development division. Impairment, severance and other charges in 2008 included severance charges of $2,238 associated with the elimination of various property management, corporate and development positions in the third quarter of 2008. Additionally in 2008, the Company recorded estimated casualty losses of $2,764 related to damage sustained at its Houston, Texas properties from Hurricane Ike. These losses were beneath the Company’s insured wind storm deductible. The Company may record additional severance charges in future periods depending on market conditions.

Interest expense included in continuing operations increased $638 or 5.2% from 2008 to 2009 primarily due to increased interest costs associated with slightly higher average debt levels at slightly higher average rates in 2009, offset somewhat by slightly higher interest capitalization in 2009. Higher debt levels related to a strategic decision to increase the Company’s cash liquidity to be used to fund the completion of development projects under construction and to fund near-term debt maturities. Increased interest capitalization on the Company’s development projects of $308 between periods primarily related to increased construction in progress of condominium and apartment communities between years. Interest expense included in discontinued operations decreased from $906 in 2008 to $54 in 2009 primarily due to interest expense associated with three communities classified as held for sale or sold in 2009 compared to seven communities classified as held for sale or sold in 2008. The Company expects interest expense in 2009 to be higher than in 2008 due to decreased interest capitalization on pre-development projects and the completion of projects under development in 2009.

Equity in income of unconsolidated real estate entities decreased $291 from 2008 to 2009. The decrease was due to the increased interest expense at two of the unconsolidated entities that refinanced debt in the second half of 2008 at both higher principal amounts and higher interest rates as well as increased sales and marketing expenses at the Company’s unconsolidated condominium project.

Other expense for 2009 primarily consisted of $187 of pursuit costs associated with an abandoned secured financing transaction as well as estimated state franchise taxes and other expenses. Other income for 2008 primarily related to non-cash income of $663 from the mark-to-market of the Company’s interest rate swap arrangement that became ineffective during the third quarter of 2008, offset somewhat by estimated state franchise taxes.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $7,506 or 169.5% from 2008 to 2009. The decrease in annually recurring capital expenditures of $190 primarily reflects the general timing of expenditures between periods. The increase in periodically recurring capital expenditures of $7,696 primarily reflects increased capital expenditures related to the Company’s exterior remediation program at several communities of approximately $8,978 in 2009, offset somewhat by reduced capital expenditures relating to the Company’s “resident design center program” of $340 as well as reduced structural expenditures of $782 primarily at one Texas community between periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Fully Stabilized Communities

Rental and other revenues decreased $3,597 or 6.0% from 2008 to 2009. This decrease resulted from a 5.5% decrease in the average monthly rental rate per apartment unit and, to a lesser extent, a decline in the average economic occupancy of the portfolio from 95.2% to 94.5%. The decrease in average rental rates resulted in a revenue decrease of approximately $3,281 between periods. The occupancy decrease resulted in higher vacancy losses of $292. The remaining decrease in property revenues of $24 was due primarily to lower utility reimbursements offset somewhat by lower net concessions. Overall, the revenue performance of the operating portfolio in 2009 reflected deteriorating market conditions (see “Operations Overview” and “Outlook” where discussed further). Average occupancy levels declined modestly between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects the declining rental rate environment that began in the fourth quarter of 2008 to continue in the fourth quarter of 2009. Weak economic conditions in the U.S., and the significant decline being experienced in employment in the U.S. and in the Company’s markets, is expected to continue to result in declines in rental rates in the fourth quarter of 2009 as the Company seeks to maintain occupancy levels relatively consistent with 2008. See the “Outlook” section below for an additional discussion of trends for 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $29 or 0.1% from 2008 to 2009. This decrease was primarily due to decreased advertising expenses of $91 or 8.4%, decreased utility expenses of $217 or 6.1%, and decreased property tax expense of $229 or 2.9%, offset by increased maintenance expenses of $503 or 13.3%. Advertising expenses decreased primarily due to the reduction in print advertising programs in 2009. Utility expenses decreased primarily due to lower negotiated electric rates in Texas in 2009. Property tax expenses decreased due primarily to the timing of change in accrual estimates between years. Maintenance expenses increased primarily due to increased exterior painting and higher casualty repair expenses between years.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

The Operating Partnership reported net a net loss attributable to common unitholders of $66 for the nine months ended September 30, 2009 compared to a net loss attributable to common shareholders of $1,037 for the nine months ended September 30, 2008. The Company reported a net loss attributable to common shareholders of $66 for the nine months ended September 30, 2009 compared to a net loss attributable to common shareholders of $1,029 for the nine months ended September 30, 2008.

Rental and other revenues from property operations decreased $4,555 or 2.2% from 2008 to 2009 primarily due to decreased revenues from the Company’s fully stabilized communities of $6,518 or 3.7% and decreased revenues of $2,471 or 27.5% from the Company’s furnished apartment rental business, offset by increased revenues of $852 or 11.8% from communities that achieved full stabilization in 2008 and increased revenue from development, rehabilitation and lease-up communities of $4,340 or 64.8%. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from furnished apartment rental business was due to slower leasing activity resulting from weak economic conditions and lower corporate travel and expense spending in 2009. The revenue increase from communities that achieved full stabilization in 2008 reflects two communities and an additional phase of one community that were fully stabilized for 2009 compared to the communities being in lease-up and under rehabilitation for 2008. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of five communities offset somewhat by decreased revenues from two communities under rehabilitation in 2008 and into 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $4,463 or 4.3% from 2008 to 2009 primarily due to decreases from fully stabilized communities of $3,025 or 4.2%, and decreased other segment expenses, including corporate property management expenses, of $4,045 or 18.3%, offset primarily by increased expenses from development, rehabilitation and lease-up communities of $2,873 or 59.3%. The expense decrease from stabilized communities is discussed below. The decrease in other segment expenses, including corporate property management expenses, reflects the impact of workforce and expense reductions completed in the second half of 2008 as well as reduced short-term rental expenses from the furnished apartment rental business resulting from reduced leasing activity as discussed above. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and the opening of leasing offices at three additional development communities beginning the lease-up process in 2009.

For the nine months ended September 30, 2009, gains on real estate assets in discontinued operations included a gain of $79,366 from the sales of three apartment communities, containing 1,328 apartment units. For the nine months ended September 30, 2008, gains on real estate assets in discontinued operations included a gain of $25,831 from the sales of two apartment communities, containing 393 apartment units. The Company had no apartment communities being marketed for sale

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

as of September 30, 2009. However, the Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the nine months ended September 30, 2009 and 2008, gains on sales of real estate assets from condominium sales activities in continuing operations were $1,041 and $2,227, respectively. The decrease in aggregate condominium gains between periods primarily reflects the sales of 64 units at condominium communities in 2009 compared to 90 in 2008. Additionally, the decrease in condominium profits between periods reflects lower revenue and profit margin expectations in 2009, including the negative impact of lowering sales price and profit expectations throughout 2008 and in the first half of 2009. Lower revenues and profit margins were driven primarily by the slowing residential housing market that began in 2008, resulting from tighter credit markets, an over-supply of condominium units and declining general economic conditions, as well as the sellout of the Company’s condominium community in Washington, D.C. in the fourth quarter of 2008. The Company expects gains (losses) on condominium sales activities to continue at a slow pace in the fourth quarter of 2009 due to difficult credit market conditions and a weak U.S. economy. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s condominium communities.

Depreciation expense increased $9,098 or 20.1% from 2008 to 2009, primarily due to increased depreciation of $3,821 related to development and lease-up communities as apartment units were placed in service in 2008 and into 2009 and increased depreciation of $5,082 related to fully stabilized communities. The depreciation expense increase at fully stabilized communities was due to an acceleration of depreciation expense resulting from a revision in estimated useful life for certain assets expected to be retired in 2009 as a result of the Company’s exterior remediation project as well as the cessation of depreciation expense on the Company’s two New York city assets, which were held for sale in the third quarter of 2008 (these assets were subsequently removed from held for sale assets in the fourth quarter of 2008 and depreciation was reinstated).

General and administrative expenses decreased $1,079, or 8.1%, from 2008 to 2009 primarily as a result of reduced personnel and long-term incentive compensation costs resulting from a smaller workforce and general reductions in incentive compensation awards in 2009. Also, in 2008, the Company recorded $353 of additional severance charges related to prior year severance arrangements. The reduced compensation expenses were partially offset by higher legal and insurance expenses of $603. Higher legal expenses primarily reflected the timing of expenses associated with certain property related litigation between years. Beginning in the fourth quarter of 2008, the Company began allocating personnel and other costs, primarily related to accounting, information technology and human resources that support property management and investment operations, from general and administrative expenses to property management and investment and development expenses. Prior period results have been adjusted to reflect the current period presentation.

Investment and development expenses decreased $1,287 or 30.8% from 2008 and 2009. In 2009, the Company’s development personnel and other costs decreased $2,597 over 2008, as the Company began to reduce headcount and associated costs in late 2008 and into 2009 as a result of a decision to cease new development starts. The decrease in expenses was offset by $1,310 of decreased capitalization of development personnel due to reduced net development activity in 2009 as development communities are completed. As a result of cost reduction efforts in 2008, the Company expects net investment and development expenses to be somewhat lower for the full year of 2009, compared to 2008.

Other investment costs increased $1,034 or 107.5% from 2008 and 2009. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2009 primarily reflects nine months of expense in 2009 for certain land parcels that were no longer considered probable of future development in the second half of 2008.

Impairment, severance and other charges in 2009 included a non-cash write-off of $9,658 for certain condominium land held for future investment. The gross non-cash impairment charge includes the amount allocable to the noncontrolling interest, or $1,560, in the consolidated entity holding the land. In addition, the Company recognized its share of a non-cash impairment charge recognized at the Atlanta Condominium Project held in an unconsolidated entity. The gross non-cash impairment charge totaling $74,733, including the write-off of the Company’s cost in excess of its investment capital, is included in equity in earnings of unconsolidated entities and includes the amount allocable to the noncontrolling interest, or $6,514, in the consolidated entity holding the equity investment. See the “Operations Overview” section above for a further discussion of the non-cash impairment charges. The Company also recorded $391 in severance charges in 2009 primarily related to the elimination of certain investment and development positions. Impairment, severance and other charges in 2008 included non-cash impairment charges of approximately $28,947 attributable to the cessation of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

current development activities associated with four pre-development projects which were written down to their estimated fair market values, as well as the write-off of capitalized pursuit costs associated with certain abandoned projects. Impairment, severance and other charges in 2008 also included severance charges of $2,591 associated with the elimination of certain property management, corporate and development positions in the second and third quarters of 2008. Finally, in 2008, the Company also recorded $2,764 in estimated casualty losses related to the damage sustained at its Houston, Texas properties from Hurricane Ike. These casualty losses were beneath the Company’s insured wind storm deductible. The Company may record additional impairment and severance charges in future periods depending on market conditions.

Strategic review costs in 2008 of $8,161 were a result of the Company’s formal process to pursue a possible business combination or sale transaction. These costs generally consisted of legal, financial and other costs. The Company’s Board of Directors ended the process in June 2008 without a transaction.

Interest expense included in continuing operations increased $5,022 or 14.6% from 2008 to 2009 primarily due to increased interest costs associated with higher average debt levels at slightly higher average rates in 2009, offset somewhat by slightly higher interest capitalization in 2009. Higher debt levels related to a strategic decision to increase the Company’s cash liquidity to be used to fund the completion of development projects under construction and to fund near-term debt maturities. Increased interest capitalization on the Company’s development projects of $234 between periods primarily related to increased interest capitalization on increased construction in progress of condominiums and apartments between years, offset slightly by the cessation of interest capitalization on eight pre-development projects that were put on hold in mid to late 2008. Interest expense included in discontinued operations decreased from $3,060 in 2008 to $777 in 2009 primarily due to interest expense associated with three communities classified as held for sale or sold in 2009 compared to seven communities classified as held for sale or sold in 2008. The Company expects interest expense in 2009 to be higher than in 2008 due to the cessation of interest capitalization on the pre-development projects discussed above and the completion of projects under development in 2009.

Equity in income of unconsolidated real estate entities decreased $75,658 from 2008 to 2009. The decrease was due to the recognition of a non-cash impairment charge at an unconsolidated entity constructing luxury condominium homes as discussed above. Other than the impairment charge, the remaining decrease between periods was primarily due to the increased interest expense at two of the unconsolidated entities that refinanced debt in the second half of 2008 at both higher principal amounts and higher interest rates as well as sales and marketing expenses at the Company’s unconsolidated condominium project.

Other income for 2009 and 2008 primarily related to non-cash income of $874 and $663, respectively, from the mark-to-market of the Company’s interest rate swap arrangement that became ineffective during the third quarter of 2008. In 2009, other income (expense), net also included a reduction of $582 in estimated costs associated with the hurricane damage sustained in 2008, offset by write-off of $187 of pursuit costs associated with an abandoned financing transaction. Other expenses also included estimated state franchise taxes in 2009 and 2008.

The net gain on early extinguishment of indebtedness of $819 in 2009 reflects net gains of $3,445 from repurchasing $174,858 of unsecured notes through a tender offer, some of which were repurchased at a net discount, offset by net extinguishment losses of $2,626 from the early retirement of $92,275 variable rate taxable mortgage bonds and the settlement of a related interest rate swap arrangement. In October 2009, the Company prepaid approximately $39,244 of secured mortgage indebtedness that was scheduled to mature in late 2011. As a result of the retirement, the Company incurred a prepayment penalty of $4,039 which will be recognized as a debt extinguishment loss in the consolidated statements of operations in the fourth quarter of 2009.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $23,894 or 189.3% from 2008 to 2009. The increase in annually recurring capital expenditures of $907 reflects an increase of $1,291 primarily related to roofing expenditures at three communities in 2009, offset somewhat by the timing of breezeway and landscape expenditures between periods. The increase in periodically recurring capital expenditures of $22,987 primarily reflects increased capital expenditures related to the Company’s exterior remediation program at several communities of approximately $22,506 in 2009 and increased costs associated with non-revenue generating capital expenditures at two communities incurred in conjunction with the Company’s rehabilitation of the communities in 2008 and 2009, approximately $2,029 between years, offset somewhat by reduced structural expenditures of $1,499 at one Texas community between years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Fully Stabilized Communities

Rental and other revenues decreased $6,518 or 3.7% from 2008 to 2009. This decrease resulted from a 3.2% decrease in the average monthly rental rate per apartment unit. The decrease in average rental rates resulted in a revenue decrease of approximately $5,811 between periods. Average economic occupancy decreased from 94.3% in 2008 to 93.9% in 2009. The occupancy decrease resulted in higher vacancy losses of $338. The remaining decrease in property revenues of $369 was due primarily to increased bad debt write-offs and lower termination and lease fees. Overall, the revenue performance of the operating portfolio in 2009 reflected deteriorating market conditions (see “Operations Overview” and “Outlook” where discussed further). Average occupancy levels declined modestly between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects the declining rental rate environment that began in the fourth quarter of 2008 to continue in the fourth quarter of 2009. Weak economic conditions in the U.S., and the significant decline being experienced in employment in the U.S. and in the Company’s markets, is expected to continue to result in declines in rental rates in the fourth quarter of 2009 as the Company seeks to maintain occupancy levels relatively consistent with 2008. See the “Outlook” section below for an additional discussion of trends for 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $3,025 or 4.2% from 2008 to 2009. This decrease was primarily due to decreased maintenance expenses of $739 or 6.4%, decreased advertising expenses of $410 or 13.4%, decreased utility expenses of $491 or 5.0%, decreased other expenses of $357 or 12.2%, and decreased personnel costs of $524 or 3.2%. Maintenance expenses decreased due to lower exterior painting primarily due to the timing of such expenses between periods and lower turn over costs. Advertising expenses decreased primarily due to the reduction in print advertising as well as reduction in promotion programs in 2009. Utility expenses decreased primarily due to lower negotiated electric rates in Texas in 2009. Other expenses decreased primarily due to lower office and resident services expenses between years. Personnel expenses decreased primarily due to some personnel reductions and modest to flat salary increases between periods.

Discontinued Operations

In accordance with ASC Topic 360 (previously SFAS No. 144), the operating results and gains and losses on sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statements of operations. Under ASC Topic 360, the operating results of assets designated as held for sale are included in discontinued operations in the consolidated statements of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations.

For the three and nine months ended September 30, 2009, income from discontinued operations included the results of operations of three apartment communities through their sale dates in 2009. For the three and nine months ended September 30, 2008, income from discontinued operations included the results of operations of seven communities sold in 2009 and 2008 through their sale dates.

The revenues and expenses of these communities for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Rental	$492	$6,851	$7,955	$21,464
Other property revenues	56	392	510	1,223

Total revenues	548	7,243	8,465	22,687

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	257	2,513	2,816	7,805
Depreciation	-	-	-	1,962
Interest	54	906	777	3,060

Total expenses	311	3,419	3,593	12,827

Income from discontinued property operations	$237	$3,824	$4,872	$9,860

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The decrease in revenues and expenses between years results from the Company’s asset sales program and the timing impact of the operating results relating to the aggregate number of communities sold during the periods presented. Likewise, the gains on sales of apartment communities for each year fluctuate with the timing and size of apartment communities sold. A discussion of the gains on operating communities and for-sale condominium sales for the years presented is included under the caption “Results of Operations.”

As discussed under “Liquidity and Capital Resources” below, the Company expects to continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year. The Company had no apartment communities being marketed for sale as of September 30, 2009

Outlook

Statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and litigation and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above. There can be no assurance that the Company’s actual results will not differ materially from the outlook discussed below.

The Company’s outlook for the fourth quarter of 2009 is based on the expectation that apartment market fundamentals will continue to be weak as a result of forecasted weak economic conditions in the U.S., including high unemployment, low consumer confidence and fragile conditions in the global capital markets. Additionally, the Company foresees an increased supply of rental competition from the rental of excess for-sale condominiums and single family inventories and new apartment deliveries in some of its markets.

Rental and other revenues from fully stabilized communities are expected to decrease moderately in the fourth quarter of 2009, compared to the fourth quarter of 2008, driven primarily by expected declines in rental rates, consistent with difficult current market and economic conditions, as the Company seeks to maintain relative consistency in its occupancy levels. Operating expenses of fully stabilized communities are expected to be up moderately in the fourth quarter of 2009, compared to the fourth quarter of 2008, due partly to timing of exterior painting expenditures and favorable property tax accrual adjustments in 2008. As a result, management expects fully stabilized community net operating income to decrease on a year over year basis in the fourth quarter of 2009, on a percentage basis comparable to or moderately higher than that reported in the third quarter of 2009, which is expected to adversely impact the Company’s results of operations.

Management expects interest expense in the fourth quarter of 2009 to be modestly higher than in the third quarter of 2009 due to the Company’s recent common stock offering and the deployment of proceeds therefrom to reduce debt, and to decreased interest capitalization resulting from the completion of projects under development. Management also expects general and administrative, property management and investment and development expenses to be flat to up modestly in the fourth quarter of 2009, compared to the third quarter of 2009.

Finally, the Company, through a taxable REIT subsidiary, expects to continue the sale of condominium homes in its for-sale condominium projects during the fourth quarter of 2009, although there can be no assurance that these sales will close. See “Operations Overview” section above where discussed further.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $79,318 in the first nine months of 2008 to $71,243 in the first nine months of 2009 primarily due to lower operating earnings in 2009 due to lower same store net operating income between years, the negative impact of asset sales between years and the lease-up of new apartment communities in 2009, offset somewhat by payments of strategic review costs of approximately $7,500 in 2008. The decrease was also due to reductions in the favorable change in the working capital components (primarily lower increases in accounts payable and accrued expenses due to the accrual of severance and hurricane casualty losses in 2008 and accrued interest expense due to the timing of payments under new secured debt arrangements) included in operating activities in 2009. The Company expects cash flows from operating activities to decline for the full year of 2009 compared to 2008 primarily driven by the reduced performance of the Company’s fully stabilized communities resulting from weak economic conditions, higher lease-up deficits from five development communities in lease-up in 2009, higher interest expense and carrying costs from the Company’s land holdings,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the continued dilutive impact from asset sales, offset somewhat by decreases in general and administrative, investment group and property management overhead expenses.

Net cash flows provided by investing activities increased from $167 in the first nine months of 2008 to $3,316 in the first nine months of 2009 primarily due to increased net proceeds from real estate asset sales between years, offset somewhat by increased capital expenditures at existing communities primarily related to the Company’s exterior remediation program (see note 12 to the consolidated financial statements). For the full year of 2009, the Company expects to continue to incur capital expenditures to complete projects under development and to complete its exterior remediation project. No additional apartment community sales are expected for the remainder of 2009.

Net cash flows used in financing activities decreased from $86,699 in the first nine months of 2008 to $26,533 in the first nine months of 2009 primarily due to proceeds of $68,018 from the Company’s equity offering completed in September 2009 and the reduction in the common stock dividend from $0.45 per share in 2008 to $0.20 in 2009, partially offset by increased net debt repayments in 2009. For the remainder of 2009, the Company may repurchase additional outstanding indebtedness and preferred stock from its available cash and cash equivalents or through line of credit borrowings.

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

For the nine months ended September 30, 2009, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders (excluding exterior remediation project costs of $22,506). The Company expects to use the proceeds from its asset sales and available cash and cash equivalents to fund the additional cash flow necessary to fully fund the Company’s dividend paid to common shareholders of $0.20 per share and the exterior remediation project costs. Management believes the Company’s net cash flow from operations continues to be generally sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

In the fourth quarter of 2008, the Company’s board of directors approved a reduction of the quarterly dividend payment rate to common shareholders from $0.45 per share to $0.20 per share. The reduction was effective for the dividend paid in January 2009. This decision to reduce the dividend was part of the Company’s strategy to maintain the strength of its balance sheet and to provide additional cash liquidity and financial flexibility in the current weak economic environment. For 2009, the Company currently expects to maintain its current quarterly dividend payment to common shareholders of $0.20 per share. To the extent the Company continues to pay dividends at this lower dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures should generally fund the dividend payments to common and preferred shareholders in 2009 (excluding the expected cost of the exterior remediation project of approximately $45,000). The Company expects to use the proceeds from asset sales and available cash and cash equivalents to fund any dividend shortfall that may occur and to fund the exterior remediation expenditures in 2009. In 2009, the Company anticipates that its taxable capital gains will exceed its annual dividend of $0.80 per share. To the extent that management considers it advisable to distribute gains from asset sales to shareholders in the form of a special dividend, the Company may pay any such dividend in the form of stock to the extent possible to preserve liquidity.

The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained in future periods or that any special dividend will be necessary in any future period.

The Company generally expects to utilize net cash flows from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of September 30, 2009 (discussed below) was created primarily through the Company’s asset sales program,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the recent common stock offering and through new secured mortgage financings in late 2008 and in the first half of 2009. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, possibly through additional sales of selected operating communities, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities. At present, the Company has deferred substantive activities on its pre-development pipeline and management believes that the timing of future development starts will depend largely on the stabilization of capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets, the Company’s ability to generate asset sales proceeds and its ability to attract potential construction loan financing and joint venture equity to fund future development.

As previously discussed, the Company has used the proceeds from the sales of operating communities and condominium homes, as a means of funding its community development and acquisition activities. Total net sales proceeds from operating community and condominium sales in the first three quarters of 2009 and for the full year of 2008 were $163,341 and $167,109, respectively. Proceeds from these asset sales were used to pay down the Company’s revolving lines of credit and increase available cash and cash equivalent balances. The Company currently has no other apartment communities being marketed for sale.

The Company has four apartment projects and two condominium communities under construction and in lease-up with a total expected cost to the Company (before the impact of impairment charges described above) of approximately $486,700 of which approximately $100,000 remained to be funded by the Company, including retainage and construction payables, as of September 30, 2009. The Company is also underway with an initiative to remediate the exteriors of certain of its communities with stucco exteriors or exterior insulation finishing systems ("EIFS"). The Company currently estimates that the aggregate cost of this initiative could be approximately $45,000. Through September 30, 2009, the Company incurred approximately $23,863 of capital expenditures relating to these remediation projects. The Company expects to fund future construction expenditures and estimated remediation expenditures primarily by utilizing available cash and cash equivalents and borrowing capacity under its revolving lines of credit and under a construction loan. The Company has discussed funding and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact how construction expenditures relating to the underlying mixed-use development held by an unconsolidated entity are funded in the future.

During the first nine months of 2009, the Company closed a total of $288,517 of secured mortgage loans with a weighted average interest rate of 5.92% and a weighted average term to maturity of approximately 10 years. Also, in the first quarter of 2009, the Company made a tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon the expiration of the tender offer, the Company repurchased $84,495 of its 7.7% senior notes at par and $90,363 principal amount of its 5.125% senior notes at $85,845. This note repurchase resulted in a net gain on extinguishment of approximately $3,445. The Company also fully redeemed its $92,275 variable rate taxable mortgage bonds and settled and terminated a related interest rate arrangement in the first quarter of 2009. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626. The Company funded these note and bond retirements using available cash equivalents and the proceeds of new long-term secured borrowings discussed above.

On September 29, 2009, the Company completed a public offering for 4,025 shares of its common stock at a price of $17.75 per share. This offering generated proceeds of approximately $68,018 after deducting the underwriting discount and estimated offering expenses payable by the Company. In October 2009, the Company used a portion of the net proceeds from the offering to repay approximately $39,244 of existing mortgage indebtedness secured by the Company’s Post Fallsgrove property that was scheduled to mature in November 2011, and to pay a prepayment penalty of $4,039 in connection the early extinguishment of such debt. In October and November 2009, the Company also repurchased approximately $18,209 of its 6.3% senior unsecured notes due 2013 through open-market repurchases. The Company intends to use the remaining net proceeds from the offering for general corporate purposes, which may include funding the Company’s development pipeline or the repurchase of its outstanding preferred stock or senior unsecured notes.

At September 30, 2009, the Company had no outstanding borrowings and approximately $3,639 of outstanding letters of credit under its $630,000 combined unsecured line of credit facilities. The credit facilities mature in April 2010, but the $600,000 facility contains a one-year extension to April 2011 at the Company’s option. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s credit facility arrangements at September 30, 2009. In March 2009, Standard & Poor’s Ratings Service lowered its corporate credit rating on the Company to BBB- from BBB, and at the same time revised its outlook to stable. The Company’s corporate credit rating at Moody’s Investor Service is currently Baa3 and the outlook is stable. As a result of this ratings change, the interest rate spread on the Company’s revolving lines of credit increased to 80.0 basis points over LIBOR from 57.5 basis points, and the facility fee increased to 17.5 basis points from 15.0 basis points.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

As of October 30, 2009, the Company had outstanding borrowings and letters of credit totaling approximately $3,639 under its $630,000 combined unsecured line of credit facilities. As of that same date, the Company also had available cash and cash equivalents of approximately $54,000. The Company has no secured or unsecured debt maturing for the remainder of 2009. Management believes it will have adequate capacity under its credit facilities together with available cash and cash equivalents to execute its 2009 business plan and meet its short-term liquidity requirements. Additionally, the Company currently believes that it will continue to have access to additional secured financing through loan programs sponsored by Fannie Mae and Freddie Mac. However, the amount and timing of any new financings may be more significantly limited by restrictive covenants under unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt to total assets, as defined, than in prior periods. There can be no assurances that such financing will continue to be available through these U.S. government sponsored programs or that the Company’s access to additional secured financing will not be limited by its financial covenants.

Stock and Debt Repurchase Programs

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. There were no shares repurchased in the nine months ended September 30, 2009.

The Company’s board of directors also authorized the Company’s management to explore repurchases of indebtedness. In February 2009, the Company repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845 through a public tender offer. In October and November of 2009, the Company repurchased $18,209 of its 6.3% senior notes due June 2013 through open-market repurchases.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
New community development and acquisition activity (1)	$26,047	$35,893	$112,554	$116,506
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	251	4,603	3,754	12,554
Other community additions and improvements (3) (6)	9,467	1,783	28,004	5,114
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,492	2,953	8,799	8,592
Corporate additions and improvements	48	191	174	613

	$38,305	$45,423	$153,285	$143,379

Other Data
Capitalized interest	$3,183	$2,875	$9,780	$9,546

Capitalized development and associated costs (5)	$766	$1,247	$3,265	$4,575

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)

Includes approximately $8,978 and $22,506 of periodically recurring capital expenditures, respectively, related to the Company’s exterior remediation project for the three and nine months ended September 30, 2009.

Current Communities Under Development and Lease-Up

At September 30, 2009, the Company had four communities containing 1,429 apartment units under development or in lease-up. These communities are summarized in the table below ($ in millions). In addition, the Company also recently completed its lease-up of Post Alexander™, a 307-unit mid-rise apartment community in Atlanta, Georgia.

Community	Location	Number of Units	Retail Sq. Ft.	Estimated Cost	Costs Incurred as of 9/30/09	Quarter of Const. Start	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)	Units Leased (2)

Post Eastside™	Dallas, TX	435	37,900	$57.9	$55.7	4Q 2006	2Q 2008	2Q 2010	335
Post Sierra at Frisco Bridges™	Dallas, TX	269	29,000	42.1	39.3	3Q 2007	2Q 2009	3Q 2010	124
Post Park®	Wash. DC	396	1,700	84.7	75.3	4Q 2007	2Q 2009	4Q 2010	113
Post West Austin™	Austin, TX	329	-	53.2	51.7	4Q 2007	2Q 2009	3Q 2010	99

Total		1,429	68,600	$237.9	$222.0				671

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of October 26, 2009.

Also, at September 30, 2009, the Company was constructing 277 for-sale condominium homes in two luxury communities (including 129 units in one community held in an unconsolidated entity). The Four Seasons Residences in Austin, Texas, consists of 148 homes, of which 72 homes were under contract as of October 26, 2009. As of September 30, 2009, the Company had incurred $96,948 of construction costs for the project and expects total estimated construction costs to be approximately $133,500 upon completion. This project is expected to begin delivering condominium units in the first quarter of 2010. The Company’s other luxury condominium project, The Ritz-Carlton Residences, Atlanta, Buckhead, consists of 129 homes. As of September 30, 2009, this project had incurred $91,789 of construction costs and expects total estimated construction costs to be approximately $115,300 upon completion (both excluding impairment charges discussed below). In

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the second quarter of 2009, the Company recognized a non-cash impairment charge discussed previously in “Operations Overview,” of approximately $68,219, including the Company’s costs in excess of its invested capital and net of amounts allocable to the noncontrolling interests, to write this condominium project down to its estimated fair value. The Company concluded that no additional impairment existed as of September 30, 2009. This project is expected to begin delivering condominium units in the first quarter of 2010.

Inflation

Substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less, and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) available to common shareholders	$50,226	$25,167	$(66)	$(1,029)
Noncontrolling interests - Operating Partnership	248	198	-	(8)
Depreciation on consolidated real estate assets	18,284	14,569	52,862	45,851
Depreciation on real estate assets held in unconsolidated entities	352	347	1,052	1,042
Gains on sales of apartment communities	(54,624)	(23,520)	(79,366)	(25,831)
Gains on sales of condominiums	(1,069)	(476)	(1,041)	(2,227)
Incremental gains (losses) on condominium sales (1)	440	(149)	(1,632)	(393)

Funds (deficit) from operations available to common shareholders and unitholders (2)	$13,857	$16,136	$(28,191)	$17,405

Weighted average shares outstanding - basic	44,446	44,127	44,366	44,068
Weighted average shares and units outstanding - basic	44,645	44,420	44,578	44,398
Weighted average shares outstanding - diluted (3)	44,485	44,237	44,366	44,310
Weighted average shares and units outstanding - diluted (3)	44,684	44,530	44,578	44,640

(1)

The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium homes exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(2)

FFO for the three months ended September 30, 2009 included severance charges of $391. FFO for the nine months ended September 30, 2009 included $819 of net gains on extinguishment of indebtedness and non-cash impairment and severance charges of $76,708. FFO for the nine months ended September 30, 2008 included $8,161 of strategic review costs associated with the Company’s formal process to pursue a possible business combination or other sale transaction. FFO for the three and nine months ended September 30, 2008 also included non-cash impairment, severance and hurricane charges of $5,002 and $34,302, respectively.

(3)

Diluted weighted average shares and units include the impact of dilutive securities totaling 39 and 110 for the three months ended and 0 and 242 for the nine months ended September 30, 2009 and 2008, respectively. These dilutive securities were antidilutive to the computation of income (loss) per share, as the Company reported a loss from continuing operations for these periods under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 226 and 80 for the three months ended and 215 and 92 for the nine months ended September 30, 2009 and 2008, respectively, for the computation of funds (deficit) from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2009, the Company had $8,153 of variable rate debt tied to LIBOR. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

If interest rates under the Company’s floating rate LIBOR-based indebtedness fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at September 30, 2009, would increase or decrease by approximately $82 on an annualized basis.

In the first quarter of 2009, the Company terminated its one interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Company was required to amortize into expense the cumulative unrecognized loss on the interest rate swap, over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the nine months ended September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company and the Operating Partnership have evaluated the effectiveness of the design and operation of their disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the management of the Company and the Operating Partnership, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s and the Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) are the controls and other procedures of the Company and the Operating Partnership that are designed to ensure that information required to be disclosed by the Company and the Operating Partnership in the reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s or the Operating Partnership’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. A briefing schedule for the appeal has not yet been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended September 30, 2009 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2009 July 31, 2009	-	$-	-	$200,000
August 1, 2009 August 31, 2009	-	-	-	$200,000
September 1, 2009 September 30, 2009	-	-	-	$200,000

Total	-	$-	-	$200,000

(1)	In the fourth quarter of 2008, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.	OTHER INFORMATION

     None.

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

2.1(a)	-	Purchase and Sale Agreement for the Post Forest® apartment community
2.2(b)	-	Purchase and Sale Agreement for the Post Ridge® apartment community
3.1(c)	-	Articles of Incorporation of the Company
3.2(d)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(d)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(d)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(e)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(f)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(g)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(g)	-	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
11.1(h)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

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

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 20, 2009 and incorporated herein by reference.
(b)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 27, 2009 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(d)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(f)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 12, 2009 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

November 6, 2009	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2009	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 6, 2009	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

November 6, 2009	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2009	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 6, 2009	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1(a)	-	Purchase and Sale Agreement for the Post Forest® apartment community
2.2(b)	-	Purchase and Sale Agreement for the Post Ridge® apartment community
3.1(c)	-	Articles of Incorporation of the Company
3.2(d)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(d)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(d)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(e)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(f)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(g)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(g)	-	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
11.1(h)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

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

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 20, 2009 and incorporated herein by reference.
(b)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 27, 2009 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(d)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(f)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 12, 2009 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.