Form 10-K
period 2009-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2010-03-01
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009

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

(404) 846-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
8 1/2% Series A Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange
7 5/8% Series B Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Name of Each Exchange on Which Registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Post Properties, Inc.	Yes	[X	]	No	[	]
Post Apartment Homes, L.P.	Yes	[	]	No	[X	]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Post Properties, Inc.	Yes	[	]	No	[X	]
Post Apartment Homes, L.P.	Yes	[	]	No	[X	]

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Post Properties, Inc.	Yes	[	]	No	[	]
Post Apartment Homes, L.P.	Yes	[	]	No	[	]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer	[X	]	Accelerated Filer [ ]
	Non-Accelerated Filer	[	]	(Do not check if a smaller reporting company)	Smaller Reporting Company	[	]
Post Apartment Homes, L.P.	Large Accelerated Filer	[	]	Accelerated Filer [ ]
	Non-Accelerated Filer	[X	]	(Do not check if a smaller reporting company)	Smaller Reporting Company	[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	[	]	No	[X	]
Post Apartment Homes, L.P.	Yes	[	]	No	[X	]

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2009 was approximately $582,127,446. As of February 15, 2010, there were 48,596,079 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parts II and III of this report are incorporated by reference from the Post Properties, Inc.’s 2009 Proxy Statement in connection with its Annual Meeting of Shareholders.

PART I

ITEM 1.	BUSINESS

The Company

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2009, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. At December 31, 2009, the Company owned 19,863 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,428 apartment units in four communities currently under construction and/or in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) and is completing the sell out of units in one condominium community through a taxable REIT subsidiary. The Company is a fully integrated organization with multi-family development, operations and asset management expertise. The Company has approximately 590 employees, 17 of whom are parties to a collective bargaining agreement.

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

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2009, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 99.6% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common and preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

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

Post Properties, Inc.	1
Post Apartment Homes, L.P.

Company’s indirect limited and general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage interest in the Operating Partnership and indirectly entitle the Company to vote on all matters requiring a vote of the Operating Partnership.

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership develops and sells for-sale condominium homes and provides other services to third parties. Post Services is a “taxable REIT subsidiary” as defined in the Internal Revenue Code. The Operating Partnership owns 100% of the voting and nonvoting common stock of Post Services, Inc.

Business Strategy

The Company’s mission is to deliver superior satisfaction and value to its residents, associates and investors, with a vision to be the first choice in quality multi-family living. Key elements of the Company’s business strategy, as may be adjusted from time to time in response to current conditions in the capital markets and the U.S. economy discussed later, are as follows:

Investment, Disposition and Acquisition Strategy

The Company’s investment, disposition and acquisition strategy is aimed to achieve a real estate portfolio that has uniformly high quality, low average age properties and cash flow diversification. The Company’s plans to achieve its objectives have included reducing its asset concentration in Atlanta, Georgia, while at the same time, building critical mass in other core markets where it may currently lack the portfolio size to achieve operating efficiencies and the full value of the Post® brand. The Company defines critical mass for this purpose as at least 2,000 apartment units or $200 million of investment in a particular market.

The Company’s plans to achieve its objectives have included selling older and less competitively located properties, and it may also consider selling joint venture interests in some of its core properties, depending on market conditions. The Company expects that this strategy will provide capital to reinvest in new communities in dynamic neighborhoods and may also allow for leveraged returns through joint venture structures that preserve Post® branded property and asset management.

The Company is focusing on a limited number of major cities and has regional value creation capabilities. The Company has investment and development personnel to pursue acquisitions, development, rehabilitations and dispositions of apartment communities and select multi-family for-sale (condominium) opportunities that are consistent with its market strategy. The Company’s value creation capabilities include the regional value creation teams in Atlanta, Georgia (focusing on the Southeast and the mid-Atlantic markets and New York, New York) and Dallas, Texas (focusing on the Southwest, currently limited to the Texas market). The Company operates in nine markets as of December 31, 2009; however, the Company also holds land for future investment in Raleigh, North Carolina.

Key elements of the Company’s investment and acquisition strategy include instilling a disciplined team approach to development and acquisition decisions and selecting sites and properties in infill suburban and urban locations in strong primary markets that serve the higher-end multi-family consumer. The Company plans to develop, construct and continually maintain and improve its apartment communities consistent with quality standards management believes are synonymous with the Post® brand. New acquisitions will be limited to properties that meet, or that are expected to be repositioned and improved to meet, its quality and location requirements. The Company will generally pursue acquisitions either to rebalance its property portfolio, using the proceeds of asset sales to redeploy capital in markets where critical mass is desired, or to pursue opportunistic purchases on a selective basis where market conditions warrant.

Post® Brand Name Strategy

The Post® brand name has been cultivated for more than 38 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company believes that it provides its residents with a high level of service, including attractive landscaping and numerous amenities, including controlled access, high-speed connectivity, on-site business centers, on-site courtesy officers, urban vegetable gardens and fitness centers at a number of its communities.

Key elements in implementing the Company’s brand name strategy include extensively utilizing the trademarked brand name and coordinating its advertising programs to increase brand name recognition. During recent years, the Company

Post Properties, Inc.	2
Post Apartment Homes, L.P.

implemented new internet-based marketing, started new customer service programs designed to maintain high levels of resident satisfaction and provided employees and residents new opportunities for community involvement, all intended to enhance what it believes is a valuable asset.

Service and Associate Development Strategy

The Company’s service orientation strategy includes utilizing independent third parties to periodically measure resident satisfaction and providing performance incentives to its associates linked to delivering a high level of service and enhancing resident satisfaction. The Company also achieves its objective by investing in the development and implementation of training programs focused on associate development, improving the quality of its operations and the delivery of resident service.

Operating Strategy

The Company’s operating strategy includes striving to be an innovator and a leader in anticipating customer needs while achieving operating consistency across its properties. The Company also will continue to explore opportunities to improve processes and technology that drive efficiency in its business. In recent years, the Company has implemented new property operating, centralized procurement and revenue pricing software for this purpose.

Financing and Liquidity Strategy

The Company’s financing and liquidity strategy has been to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company’s plans to achieve its objectives have included generally limiting total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 25% of aggregate indebtedness, and maintaining adequate liquidity through its unsecured lines of credit. At December 31, 2009, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and its total variable rate indebtedness as a percentage of total indebtedness were below these percentages.

Operating Divisions

The major operating divisions of the Company include Post Apartment Management, Post Construction and Property Services, Post Investment Group and Post Corporate Services. Each of these operating divisions is discussed below.

Post Apartment Management

Post Apartment Management is responsible for the day-to-day operations of all Post® communities including community leasing and property management. Post Apartment Management also conducts short-term corporate apartment leasing activities and is the largest division in the Company (based on the number of employees).

Post Construction and Property Services

Post Construction and Property Services are responsible for overseeing all construction and physical asset maintenance activities of the Company for all Post® communities.

Post Investment Group

Post Investment Group is responsible for all development, acquisition, rehabilitation, disposition, for-sale (condominium) and asset management activities of the Company. For development, this includes site selection, zoning and regulatory approvals and project design. This division is also responsible for apartment community acquisitions as well as property dispositions and strategic joint ventures that the Company undertakes as part of its investment strategy. The division recommends and executes major value added renovations and redevelopments of existing communities.

Post Corporate Services

Post Corporate Services provides executive direction and control to the Company’s other divisions and subsidiaries and has responsibility for the creation and implementation of all Company financing, capital and risk management strategies. All accounting, management reporting, compliance, information systems, human resources, personnel recruiting, training and development, legal, security, risk management and insurance services required by the Company and all of its affiliates are centralized in Post Corporate Services.

Post Properties, Inc.	3
Post Apartment Homes, L.P.

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

•	Communities stabilized during prior year - communities which reached stabilized occupancy in the prior year.

•

Development, rehabilitation and lease-up communities - those communities that are under development, rehabilitation and in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•

Condominium conversion and other communities - those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations under ASC Topic 360, “Property, Plant and Equipment” (previously SFAS No. 144) (see note 1 to the consolidated financial statements).

•	Acquired communities - those communities acquired in the current or prior year.

A summary of segment operating results for 2009, 2008 and 2007 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2005 through December 31, 2009, the Company and its affiliates have developed and completed 1,778 apartment units in six apartment communities and sold 22 apartment communities containing an aggregate of 8,817 apartment units (including a joint venture interest in three apartment communities consisting of 1,202 units). During the same period, the Company acquired five apartment communities containing 1,338 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2009		2008		2007		2006		2005
Units developed and completed	1,032		307		439		-		-
Units acquired	-		-		350		669	(6)	319
Units sold	(1,325	) (1)	(1,093)		(807	) (4)	(1,342	) (7)	(3,051	) (9)
Units sold as condominiums or currently being converted into for-sale condominiums	-		-		-		-		(731	) (10)
Total units completed and owned by the Company and its affiliates (including units held for sale) at year-end	19,467	(2)	19,760	(3)	20,546	(5)	20,564	(8)	21,237	(11)

Total revenues from continuing operations (in thousands)	$276,323		$281,940		$277,324		$262,324		$244,387

(1)	Includes a net increase of three apartment units to reflect the addition of three apartment units.
(2)	Excludes 396 units currently under development at December 31, 2009.
(3)	Excludes 994 units under development and 435 units in lease-up at December 31, 2008.
(4)	Excludes 1,202 units in three apartment communities that were converted to joint venture ownership where the Company retained a 25% ownership interest.
(5)	Excludes 1,937 units under development or in lease-up at December 31, 2007.
(6)	Excludes 150 units in lease-up, as the community was undergoing renovation upon purchase.
(7)	Includes a net reduction of two apartment units to reflect the addition of four apartment units at one community and a reduction of six apartment units at another community to facilitate an expansion.
(8)	Excludes 1,181 apartment units under development or in lease-up at December 31, 2006.
(9)	Includes reduction of four apartment units that were combined with other units.
(10)	Represents all units within communities that began conversion into condominiums in 2005. Of these units, 219, 282, 106, 44 and 71 units were sold in 2005, 2006, 2007, 2008 and 2009 respectively.
(11)	Excludes 205 apartment units under development at December 31, 2005.

Post Properties, Inc.	4
Post Apartment Homes, L.P.

Current Development Activity

At December 31, 2009, the Company had four communities containing 1,428 apartment units under development or in lease-up. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft.	Estimated Cost	Costs Incurred as of 12/31/09	Quarter of Const. Start	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)	Units Leased (2)
Post Eastside™	Dallas, TX	435	37,900	$57.9	$56.0	4Q 2006	2Q 2008	2Q 2010	365
Post Sierra at Frisco Bridges™	Dallas, TX	268	29,000	42.1	40.4	3Q 2007	2Q 2009	3Q 2010	173
Post Park®	Wash. DC	396	1,700	84.7	80.3	4Q 2007	2Q 2009	4Q 2010	161
Post West Austin™	Austin, TX	329	-	53.2	51.4	4Q 2007	2Q 2009	3Q 2010	155

Total		1,428	68,600	$237.9	$228.1				854

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of February 1, 2010.

Also, at December 31, 2009, the Company was constructing 277 for-sale condominium homes in two luxury communities (including 129 units in one community held in an unconsolidated entity). The Four Seasons Residences in Austin, Texas, consists of 148 homes, of which 72 homes were under contract as of February 1, 2010. As of December 31, 2009, the Company had incurred $106,546 of construction costs for the project and expects total estimated construction costs to be approximately $135,500 upon completion. This project is expected to begin delivering condominium units in the second quarter of 2010. The Company’s other luxury condominium project, The Ritz-Carlton Residences, Atlanta, Buckhead, consists of 129 homes. As of December 31, 2009, this project had incurred $96,182 of construction costs and expects total estimated construction costs to be approximately $115,900 upon completion (both excluding impairment charges discussed below). In the second quarter of 2009, the Company recognized a non-cash impairment charge of approximately $68,219, including the Company’s costs in excess of its invested capital and net of amounts allocable to the noncontrolling interests, to write this condominium project down to its estimated fair value. The Company concluded that no additional impairment existed as of December 31, 2009. This project is expected to begin delivering condominium units in the second quarter of 2010. See “Operations Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations below where discussed further.

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

Post Properties, Inc.	5
Post Apartment Homes, L.P.

the extent portions of such facilities, such as the leasing office, are open to the public. The Company must also comply with the Fair Housing Act (the “FHA”), which requires that apartment communities first occupied after March 13, 1991 be accessible to persons with disabilities.

Noncompliance with the FHA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHA could require removal of structural barriers to handicapped access in a community, including the interiors of multi-family housing units covered under the FHA. In addition to the ADA and FHA, state and local laws exist that impact the Company’s multi-family housing communities with respect to access thereto by persons with disabilities. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the Company with respect to improved access by persons with disabilities. The ADA, FHA, or other existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs.

Within the past two years, there has been heightened scrutiny of multi-family housing communities for compliance with the requirements of the FHA and ADA. In November 2006, the Equal Rights Center, or ERC, filed a lawsuit against the Company and the Operating Partnership alleging various violations of the FHA and the ADA at certain properties designed, constructed or operated by the Company and the Operating Partnership. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. A briefing schedule for the appeal has not yet been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision. The Company cannot ascertain the ultimate cost of compliance with the ADA, FHA or other similar state and local legislation and such costs are not likely covered by insurance policies. The cost associated with ongoing litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations and financial condition.

Environmental Regulations

The Company is subject to federal, state and local environmental laws, ordinances, and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multi-family apartment and for-sale (condominium) communities.

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

Post Properties, Inc.	6
Post Apartment Homes, L.P.

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

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws subject the owner or operator of real property or a facility and persons who arranged for off-site disposal activities to claims or liability for the costs of removal or remediation of hazardous substances that are released at, in, on, under, or from real property or a facility. In addition to claims for cleanup costs, the presence of hazardous substances on or the release of hazardous substances from a property or a facility could result in a claim by a private party for personal injury or property damage or could result in a claim from a governmental agency for other damages, including natural resource damages. Liability under CERCLA and comparable state laws can be imposed on the owner or the operator of real property or a facility without regard to fault or even knowledge of the release of hazardous substances and other regulated materials on, at, in, under, or from the property or facility. Environmental liabilities associated with hazardous substances also could be imposed on the Company under other applicable environmental laws, such as the Resource Conservation and Recovery Act (and comparable state laws), or common-law principles. The presence of hazardous substances in amounts requiring response action or the failure to undertake necessary remediation may adversely affect the owner’s ability to use or sell real estate or borrow money using such real estate as collateral.

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

The Company has not been notified by any governmental authority of any material noncompliance, claim or liability in connection with environmental conditions associated with any of its apartment and for-sale (condominium) communities. The Company has not been notified of a material claim for personal injury or property damage by a private party relating to any of its apartment and for-sale (condominium) communities in connection with environmental conditions. The Company is not aware of any environmental condition with respect to any of its apartment and for-sale (condominium) communities that could be considered to be material.

It is possible, however, that the environmental investigations of the Company’s properties might not have revealed all potential environmental liabilities associated with the Company’s real property and its apartment and for-sale (condominium) communities or the Company might have underestimated any potential environmental issues identified in the investigations. It is also possible that future environmental laws, ordinances, or regulations or new interpretations of existing environmental laws, ordinances, or regulations will impose material environmental liabilities on the Company; the current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company; or our residents and/or commercial tenants may engage in activities prohibited by their leases or otherwise expose the Company to liability under applicable environmental laws, ordinances or regulations. The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any such environmental liabilities or responding to any changed environmental conditions could materially adversely affect the Company’s financial conditions and results of operations.

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

Post Properties, Inc.	7
Post Apartment Homes, L.P.

ITEM 1A.	RISK FACTORS (Dollars In thousands, except per share amounts)

The following risk factors apply to the Company and the Operating Partnership. All indebtedness described in the risk factors has been incurred by the Operating Partnership or one of its subsidiaries.

The economic slowdown in the U.S. and the decline in the condominium and single family housing markets have affected and may continue to negatively affect the Company’s financial condition and results of operations.

There has been a significant decline in economic growth, both in the U.S. and globally, that began in 2008 and continued through 2009. The trends in both the real estate development industry and the U.S. economy continue to be unfavorable. These trends affect the Company’s revenues from its apartment communities. The Company’s apartment communities compete with lower cost apartments in most markets. The Company’s ability to lease its units in these communities at favorable rates, or at all, is dependent upon the overall level of spending, which is affected by, among other things, employment levels, recession, personal debt levels, the recent slowdown in the housing market, stock market volatility and uncertainty about the future. The Company may be disproportionately vulnerable to reduced spending arising from this overall downturn as compared to owners of lower cost apartment communities. The rental of excess for-sale condominiums and single family homes in an already competitive multi-family market may also reduce the Company’s ability to lease its apartment units and depress rental rates in certain markets.

The excess in for-sale condominiums in the Company’s markets also affects the Company’s profits in its for-sale condominium business. The market for the Company’s for-sale condominium homes depends on an active demand for new for-sale housing and high consumer confidence. Continuing decline in demand, exacerbated by tighter credit standards for home buyers, has led to an oversupply of new for-sale housing that affects the price at which the Company is able to sell condominium homes and the number of condominium communities that the Company is able to develop in the future. The Company cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets continue to be weak or deteriorate further, the pace of condominium sales and closings will be slow during 2010.

The credit crisis, global economic volatility and a recent rise in mortgage qualification requirements may negatively affect the Company’s financial condition and results of operations.

Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and the declining real estate market have contributed to increased market volatility and diminished expectations for the global economy. Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, as well as other federal government interventions in the U.S. credit markets and similar events in Europe and other regions, have led to increased uncertainty and instability in global capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to global economic and financial volatility of unprecedented levels.

Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, funding to borrowers. Continued volatility in the credit markets may negatively impact the Company’s ability to borrow and refinance existing borrowings at acceptable rates or at all.

Further, for potential condominium home purchasers, there has been a decrease in the type of mortgage products available and a significant increase in the qualification requirements for new mortgages. The difficulty that potential condominium home buyers may have obtaining financing may result in a significant decrease in demand for the Company’s condominium units, which may materially adversely affect the Company’s operations and financial results, and the duration and severity of the effects are uncertain.

The failure of banking and financial institutions may affect the Company’s financial condition and results of operations.

The Company’s access to funds under its revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to the Company. Continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third-

Post Properties, Inc.	8
Post Apartment Homes, L.P.

party financial institutions as a result of such disruptions may have an adverse effect on the Company’s lenders. If the Company’s lenders are not able to meet their funding commitments to the Company, the business, results of operations, cash flows and financial condition of the Company could be adversely affected.

In addition, the Company may have cash and cash equivalents deposited in certain banking institutions that exceed federally insured limits. A failure of any banking institution in which the Company has funds on deposit may result in a loss of its deposits in excess of the federally insured limit. The loss of such deposits would reduce cash available to fund operations and pay dividends.

Emergency actions of the U.S. government, the U.S Treasury, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions are beginning to wind down.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or the EESA, was enacted. Additionally, in response to the decline in economic growth in the U.S. brought about by the subprime mortgage crisis and the resulting credit crunch, the American Recovery and Reinvestment Act of 2009, or the ARRA, was enacted, which was intended to provide a stimulus to the U.S. economy and includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care and infrastructure, including the energy sector.

Some of these programs have begun to expire and the impact of the wind down of these programs on the financial sector and on the economic recovery is unknown. A stall in the economic recovery or a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business and results of operations.

Any future legislation that the U.S. Government, Federal Reserve and other governmental and regulatory bodies may enact to address the financial crisis may adversely affect the Company.

The U.S. Government, Federal Reserve and other governmental and regulatory bodies may be considering taking other actions to address the financial crisis. It is not possible to predict whether or when such actions may occur, whether they will have their desired effect or what impact, if any, such actions could have on the Company’s business, results of operations and financial condition.

Unfavorable changes in apartment markets and economic conditions could adversely affect occupancy levels and rental rates.

Market and economic conditions in the various metropolitan areas of the United States where the Company operates, particularly Atlanta, Georgia, Dallas, Texas, Tampa, Florida and the greater Washington, D.C. area where a substantial majority of the Company’s apartment communities are located, may significantly affect occupancy levels and rental rates and therefore profitability. The recent decline in economic growth may have a disproportionate impact on the Company as discussed above. In general, factors that may adversely affect market and economic conditions include the following:

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

Any of these factors would adversely affect the Company’s ability to achieve desired operating results from its communities.

Development and construction risks could impact the Company’s profitability.

The Company may develop and construct apartment communities and has also developed for-sale (condominium) housing. In response to weak conditions in the global capital markets and the U.S. economy in the later half of 2008, the Company deferred substantive activities on its pre-development pipeline, although has continued to develop its active

Post Properties, Inc.	9
Post Apartment Homes, L.P.

pipeline of development projects under construction. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

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
•

because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, the Company may be unable to meet its profitability goals for that community; and

•

land costs and construction costs have been volatile in the Company’s markets and may continue to be volatile in the future and, in some cases, the costs of upgrading acquired communities have, and may continue to, exceed original estimates and the Company may be unable to charge rents, or sales prices with respect to for-sale (condominium) product, that would compensate for these increases in costs.

Possible difficulty of selling apartment communities could limit the Company’s operational and financial flexibility.

Purchasers may not be willing to pay acceptable prices for apartment communities that the Company wishes to sell. A weak market may limit the Company’s ability to change its portfolio promptly in response to changing economic conditions. Furthermore, general uncertainty in the real estate markets has resulted in conditions where the pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things, which may add to the difficulty of potential buyers to obtain financing to acquire such properties on favorable terms or cause potential buyers to not complete acquisitions of such properties. Also, if the Company is unable to sell apartment communities or if it can only sell apartment communities at prices lower than are generally acceptable, then the Company may have to take on additional leverage in order to provide adequate capital to execute its development and construction and acquisitions strategy. Furthermore, a portion of the proceeds from the Company’s overall property sales in the future may be held in escrow accounts in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) so that any related capital gain can be deferred for federal income tax purposes. As a result, the Company may not have immediate access to all of the cash flow generated from property sales.

The Company is subject to increased exposure to economic and other competitive factors due to the concentration of its investments in certain markets.

At December 31, 2009, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. The Company’s strategy in recent years has focused on reducing its concentration in Atlanta, Georgia and building critical mass in fewer markets. The Company is currently subject to increased exposure to economic and other competitive factors specific to its markets within these geographic areas.

Post Properties, Inc.	10
Post Apartment Homes, L.P.

Failure to generate sufficient cash flows could affect the Company’s debt financing and create refinancing risk.

The Company is subject to the risks normally associated with debt financing, including the risk that its cash flow will be insufficient to make required payments of principal and interest. Although the Company may be able to use cash flow generated by its apartment communities or through the sale of for-sale (condominium) housing to make future principal payments, it may not have sufficient cash flow available to make all required principal payments and still meet the distribution requirements that the Company must satisfy in order to maintain its status as a real estate investment trust or “REIT” for federal income tax purposes. The following factors, among others, may affect the cash flows generated by the Company’s apartment communities and through the sale of for-sale (condominium) housing:

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

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagor. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2009, the Company had outstanding mortgage indebtedness of $648,690 (none of which matures in 2010), senior unsecured debt of $335,917 (of which $100,505 matures in 2010), a secured construction loan of $8,153 (which matures in 2011) and unsecured line of credit borrowings of zero.

The Company could become more highly leveraged which could result in an increased risk of default and in an increase in its debt service requirements.

The Company’s stated goal is to generally maintain total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, to generally limit variable rate indebtedness as a percentage of total indebtedness to not more than 25% of aggregate indebtedness, and to maintain adequate liquidity through the Company’s unsecured lines of credit. At December 31, 2009, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these percentages. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, adversely affect the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and result in an increased risk of default on the obligations of the Company and the Operating Partnership.

In addition, the Company’s ability to incur debt is limited by covenants in bank and other credit agreements and in the Company’s outstanding senior unsecured notes. The Company manages its debt to be in compliance with its stated policy and with its debt covenants, but the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default of its debt covenants or on its debt obligations and in an increase in debt service requirements. In addition, the Company may continue to utilize secured debt financing to replace near term maturities of its senior unsecured notes, which could over time increase the Company’s ratio of secured debt to total assets and increase the risk of default of related covenants in its bank credit agreements and its senior unsecured notes. Any covenant breach or significant increase in the Company’s leverage could materially adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

Post Properties, Inc.	11
Post Apartment Homes, L.P.

A downgrade in the credit rating of the Company’s securities could materially adversely affect the Company’s business and financial condition.

The Company’s senior unsecured debt is rated investment grade by Standard & Poor’s Corporation and Moody’s Investors Service. In determining the Company’s credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, total secured debt, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. There has been a limited market for primary issuances of unsecured debt securities for REITs since 2008, and the pricing of these debt securities has been at significant spreads over treasury rates. Accordingly, the Company and other multi-family REITs have pursued secured debt financing to replace near term maturities of unsecured debt securities. To the extent primary issuances of unsecured debt securities are not available at attractive rates and the Company continues to replace unsecured debt with secured debt financing, the Company’s ratings could come under pressure. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Therefore, deterioration in the Company’s operating performance could also cause the Company’s investment grade rating to come under pressure. In March 2009, Standard & Poor’s Ratings Service lowered its corporate credit rating on the Company to BBB- from BBB, and at the same time revised its outlook to stable. The Company’s corporate credit rating at Moody’s Investor Service is currently Baa3 and the outlook is stable. There can be no assurance that the Company will be able to maintain its credit ratings or that the Company’s credit ratings will not be further lowered or withdrawn in their entirety. A negative change in the Company’s ratings outlook or any downgrade in the Company’s current investment-grade credit ratings by the Company’s rating agencies could adversely affect the Company’s cost and/or access to sources of liquidity and capital. Additionally, such a downgrade could, among other things, significantly increase the costs of borrowing under the Company’s unsecured credit lines, adversely impact the Company’s ability to obtain unsecured debt or refinance its unsecured credit lines on competitive terms in the future, or require the Company to take certain actions to support its obligations, any of which would adversely affect the Company’s business and financial condition.

An inability to sell condominium units at the Atlanta Condominium Project could cause the development partnership, of which the Company holds an interest, to be unable to make debt service payments and repay the related construction loan facility at its maturity date, thereby causing the Company to be responsible for limited recourse guarantees of indebtedness in connection with the project.

The Company holds an interest in a limited partnership that is in the process of constructing a mixed-use development, which the Company refers to as the Atlanta Condominium Project, consisting of luxury residential condominium units sponsored by the Company and its partner and office space sponsored by another REIT and its partner. In connection with the development of the Atlanta Condominium Project, the partnership entered into a construction loan facility to fund the project. Under the terms of the construction loan facility, the Company and its partner guaranteed a portion of the principal amount of the loan outstanding and specified debt service payments, subject to certain limits. To date, the partnership has been unable to sell condominium units because there is not a market for condominium units at or above the sales prices required by the lender. If the lender continues to be unwilling to reduce the sales prices for the condominium units, the partnership may be unable to sell condominium units needed to allow it to make debt service payments and repay the facility at its maturity date in 2011. Therefore, the Company may be required to pay amounts to the lender in accordance with its guarantee. The aggregate amount of the Company’s limited recourse guarantee is an amount not to exceed the lesser of approximately $25,313, or the amount of payment required to cause the aggregate principal balance of the Atlanta Condominium Project portion of the loan and a loan on an adjacent land site to be reduced to a loan-to-cost ratio that is equal to or less than 60%, and, as it relates to certain debt service payments on that debt, an amount not to exceed approximately $6,154. The Company and its partners have been in discussions with the lenders under the construction loan facility regarding a restructuring of the facility, but it is not possible to predict the outcome of the discussions at this time.

If the Company or its subsidiaries defaults on an obligation to repay outstanding indebtedness when due, the default could trigger a cross-default or cross-acceleration under other indebtedness.

If the Company or one of its subsidiaries defaults on its obligations to repay outstanding indebtedness, the default could cause a cross-default or cross-acceleration under other indebtedness. A default under the agreements governing the Company’s or its subsidiaries’ indebtedness, including a default under mortgage indebtedness, revolving lines of credit or the indenture for the Company’s outstanding senior notes, that is not waived by the required lenders or holders of outstanding notes, could trigger cross-default or cross-acceleration provisions under one or more agreements governing the Company’s indebtedness, which could cause an immediate default or allow the lenders to declare all funds borrowed thereunder to be due and payable.

Post Properties, Inc.	12
Post Apartment Homes, L.P.

Covenants of the Company’s or its subsidiaries’ mortgage indebtedness place restrictions on the Company, which reduce operational flexibility and create default risks.

Mortgages on the Company’s or its subsidiaries’ properties may contain customary negative covenants that, among other things, limit the property owner’s ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. If the Company or its subsidiaries were to breach any debt covenants and did not cure the breach within any applicable cure period, its lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. In addition, if a property is mortgaged to secure debt, and the Company is unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness could materially adversely affect the Company’s financial condition and results of operations.

Debt financing may not be available and equity issuances could be dilutive to the company’s shareholders.

The Company’s ability to execute its business strategy depends on its access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

Debt financing may not be available in sufficient amounts, or on favorable terms or at all. As discussed above, the instability in the credit markets may negatively impact the Company’s ability to borrow and refinance existing borrowings at acceptable rates or at all. In addition, if the Company issues additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of existing shareholders could be diluted.

The Company may not be able to maintain its current dividend level.

The Company pays regular quarterly dividends to holders of shares of its common stock. In the fourth quarter of 2008, as part of the Company’s strategy to maintain the strength of its balance sheet and to provide additional cash liquidity and financial flexibility in the current weak economic environment, the board of directors approved a reduction of the quarterly dividend payment rate to common shareholders from $0.45 per share to $0.20 per share. The reduction was effective commencing with the dividend paid in January 2009. To the extent the Company continues to pay dividends at the current dividend rate, it expects to use cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders in 2010. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments in 2010.

The Company’s board of directors reviews the dividend quarterly. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. To the extent that management considers it advisable to distribute gains from any asset sales to shareholders in the form of a special dividend, the Company may pay a portion of such dividend in the form of stock to preserve liquidity.

Future dividend payments by the Company will be paid at the discretion of the board of directors. In evaluating whether to pay any dividends and the level and form of such dividends, the Company anticipates that the board of directors will consider, among other factors, the following:

•

funds from our operations, the Company’s financial condition and capital requirements in light of the current economic climate and the continued pressure on the Company’s business, which it expects will persist in 2010;

•	the annual distribution requirements under the REIT provisions of the Code;
•	the impact of the payment of any special dividend, including any additional shares issued in connection with a special dividend paid in the form of stock;
•	the impact of any additional shares issued in connection with the Company’s at-the-market common equity program; and
•	other factors that the board of directors deems relevant.

There can be no assurance that the current dividend level will be maintained in future periods.

Post Properties, Inc.	13
Post Apartment Homes, L.P.

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

Unfavorable changes in for-sale (condominium) housing in the Company’s markets and general economic conditions could adversely affect the profitability of the Company’s condominium conversion and newly developed for-sale housing business.

In total, the Company has converted five apartment communities since 2005, initially consisting of 731 units (including one held in a joint venture), into for-sale condominium homes. As of the end of 2009, three of these condominium conversion projects were sold out and another had only one unit remaining. The fifth project consists of a 143-unit project in Houston, Texas and has closed the sales of 138 units, or 96.5% of the total, as of February 1, 2010. In 2007, the Company also began closing condominium homes at its two newly developed for-sale condominium projects, containing 230 homes. As of the end of 2009, both of these condominium projects had sold out.

In recent years and continuing presently, there has been a substantial decline in the condominium and single family housing markets due to increasing supplies of such assets, weak consumer confidence, tighter credit standards for home purchases, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and a significant slow down in the residential housing market in the U.S. Further, the instability in the global capital markets and a significant decline in economic growth in the U.S. economy in 2008 and through 2009 has resulted in a further decline in demand in the for-sale housing markets. Continuing decline in demand, exacerbated by tighter credit standards for home buyers, has led to an oversupply of new for-sale housing that affects the price at which the Company is able to sell condominium homes and the number of condominium communities that the Company is able to develop in the future. In an effort to reduce its unsold inventory, the Company implemented reduced pricing programs which have also resulted in lower condominium profits for 2009.

As a result of these factors, the pace of condominium closings has continued to slow through 2009. The Company cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets continue to be weak or deteriorate further, the pace of condominium sales and closings will be slow during 2010. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. To the extent that condominium pricing pressure continues or worsens or we are required to hold unsold units longer than anticipated (requiring the Company to continue to pay debt service), the profitability of these projects may be materially adversely affected and it could cause the Company to realize impairment losses in future periods.

Post Properties, Inc.	14
Post Apartment Homes, L.P.

The Company’s real estate assets may be subject to impairment charges.

The Company continually evaluates the recoverability of the carrying value of its real estate assets under generally accepted accounting principles. Factors considered in evaluating impairment of the Company’s existing multi-family real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a multi-family real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of management.

In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). Thus, should the Company’s estimates of discounted future cash flows from completed condominium assets be deemed insufficient to recover the carrying value of those assets in future periods, the Company may be required to recognize future impairment losses on those assets in such periods.

The Company recorded aggregate impairment charges of approximately $76,317 (net of $8,074 of noncontrolling interests) during the year ended December 31, 2009 to write-down the carrying value of its investment in The Ritz-Carlton Residences, Atlanta, Buckhead luxury condominium project, or the Atlanta Condominium Project, and a parcel of adjacent land. The estimated fair value of the condominium project was derived from the present value of the Company’s estimated future cash flows using a 23% discount rate. The Company also recorded non-cash impairment charges of approximately $90,558 in the year ended December 31, 2008 related to (1) the cessation of current development activities associated with land parcels in pre-development which were written down to their estimated fair value, (2) the write off of capitalized pursuit costs associated with certain abandoned projects and (3) the write down of additional land held for sale and land held for future investment (including the Company’s interest in an unconsolidated entity that holds land for future investment) to their estimated fair value.

The Company evaluated The Four Seasons Residences luxury condominium project in Austin, Texas, or the Austin Condominium Project, for impairment during 2009, and as of December 31, 2009, but concluded that the project was not deemed impaired under generally accepted accounting principles as of these dates, because the projected future undiscounted cash flows exceeded the carrying value of the asset. Notwithstanding the foregoing, had the Company applied the same discount rate of 23% to the Austin Condominium Project that it applied to the Atlanta Condominium Project, the Company estimates that fair value of the Austin Condominium Project would have been less than its carrying value as of December 31, 2009.

The Company may be required to record additional impairment charges in connection with the Atlanta Condominium Project and the Austin Condominium Project in the first half of 2010 when initial deliveries of condominium units at those projects are expected to commence and those projects are expected to then be classified as “held for sale” for financial reporting purposes. Based on the anticipated change in classification and its current fair value estimates, the Company currently anticipates that it may be required to record additional impairment charges of as much as $40,000 in the first or second quarter of 2010. As there is significant judgment required in developing such estimates of fair value for impairment purposes, there can be no assurance that such loss estimates will not change materially in subsequent periods. Additionally, if the Company’s projections of future undiscounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable prior to substantial completion, it is possible that the Company would be required to record an impairment charge in that earlier period even though the asset had not yet been classified as “held for sale.” There can be no assurance that the Company’s cash flow projections will not change in future periods, that the estimated fair value of the assets will not change in the future as a consequence, or that any impairment charges will actually be realized.

There can be no assurance that the Company will not take additional charges in the future related to the impairment of the Company’s assets. The Company’s management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, these estimates require the use of estimated market values, which are currently difficult to assess. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of its assets, the Company could be required to record additional impairment charges. Any future impairment could have a material adverse affect on the Company’s results of operations and funds from operations in the period in which the charge is taken.

Post Properties, Inc.	15
Post Apartment Homes, L.P.

Increased competition and increased affordability of residential homes could limit the Company’s ability to retain its residents, lease apartment homes or increase or maintain rents.

The Company’s apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single and multi-family homes. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership could adversely affect the Company’s ability to retain its residents, lease apartment homes and increase or maintain rents.

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

Furthermore, the settlement of interest rate hedging contracts has at times involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. In March 2009, the Company settled and terminated an interest rate swap arrangement in conjunction with debt extinguishment. The swap termination resulted in a loss of $1,171. Despite the Company’s efforts to minimize its exposure to interest rate fluctuations, the Company may not maintain coverage for all of its outstanding indebtedness at any particular time. If the Company does not effectively protect itself from this risk, it may be subject to increased interest costs resulting from interest rate fluctuations.

Acquired apartment communities may not achieve anticipated results.

The Company may selectively acquire apartment communities that meet its investment criteria. The Company’s acquisition activities and their success may be exposed to the following risks:

•	an acquired community may fail to achieve expected occupancy and rental rates and may fail to perform as expected;
•	the Company may not be able to successfully integrate acquired properties and operations; and
•	the Company’s estimates of the costs of repositioning or redeveloping the acquired property may prove inaccurate, causing the Company to fail to meet its profitability goals.

Post Properties, Inc.	16
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

The Company must also comply with the Fair Housing Act, or the FHA, which requires that multi-family housing communities first occupied after March 13, 1991 be accessible to persons of disabilities. Noncompliance with the FHA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHA. In addition to the ADA and FHA, state and local laws exist that impact the Company’s multi-family housing communities with respect to access thereto by persons with disabilities. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the company with respect to improved access by persons with disabilities. The ADA, FHA, or other existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs.

Within the past few years, there has been heightened scrutiny of multi-family housing communities for compliance with the requirements of the FHA and ADA. In November 2006, the Equal Rights Center, or ERC, filed a lawsuit against the Company and the Operating Partnership alleging various violations of the FHA and the ADA at certain properties designed, constructed or operated by the Company and the Operating Partnership. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. A briefing schedule for the appeal has not yet been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

The Company cannot ascertain the ultimate cost of compliance with the ADA, FHA or other similar state and local legislation and such costs are not likely covered by insurance policies. The cost associated with ongoing litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations and financial condition. In addition, in connection with certain property dispositions or formations of strategic joint ventures, the Company may be required to provide indemnification against liabilities associated with the litigation.

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

Post Properties, Inc.	17
Post Apartment Homes, L.P.

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

As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there have been a number of lawsuits in the Company’s industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. Mold growth may be attributed to the use of exterior insulation finishing systems. The Company has implemented guidelines and procedures to address moisture infiltration and resulting mold issues if and when they arise. The terms of the Company’s property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against the Company, it would be required to use its funds to resolve the issue, including litigation costs. The Company makes no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future adverse impact on its business, results of operations and financial condition.

The costs of remediating damage to the Company’s communities that have stucco interiors or exterior insulation finishing systems for potential water penetration and other related issues could exceed current cost estimates.

The Company is currently underway with an initiative to remediate approximately 30 of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) with water penetration and other related issues. The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. From the inception of this initiative through December 31, 2009, the Company had incurred approximately $32,254 of capital expenditures relating to these remediation projects. In addition, and as a result of these projects, the Company has retired the net book value of building components totaling approximately $6,505 through the accelerated depreciation of such assets over their remaining estimated useful life. The work has been completed at 17 properties and is currently underway at approximately 12 properties. The work is expected to be completed at all properties by mid-year 2010. The work may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. There can be no assurance that the scope of work or the Company’s estimate of costs will not change in future periods.

The Company’s joint ventures and joint ownership of properties and partial interests in corporations and limited partnerships could limit the Company’s ability to control such properties and partial interests.

Instead of purchasing certain apartment communities directly, the Company has invested and may continue to invest as a co-venturer. The Company has also chosen to sell partial interests in certain apartment communities to co-venturers and may continue this strategy in the future. Joint venturers often have shared control over the operations of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company’s business interests or goals, or be in a position to take action contrary to the Company’s instructions, requests, policies or objectives. Consequently, a co-venturer’s actions

Post Properties, Inc.	18
Post Apartment Homes, L.P.

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

When the Company’s residents decide not to renew their leases upon expiration, the Company may not be able to relet their units. Even if the residents do renew or the Company can relet the units, the terms of renewal or reletting may be less favorable than current lease terms. Because virtually all of the Company’s leases are for apartments, they are generally for no more than one year. If the Company is unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Company’s results of operations and financial condition will be adversely affected. Consequently, the Company’s cash flow and ability to service debt and make distributions to security holders would be reduced.

The Company may fail to qualify as a REIT for federal income tax purposes.

The Company’s qualification as a REIT for federal income tax purposes depends upon its ability to meet on a continuing basis, through actual annual operating results, distribution levels and diversity of stock ownership, the various qualification tests and organizational requirements imposed upon REITs under the Code. The Company believes that it has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993, and plans to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements, however, are highly technical and complex. Therefore, the Company may not have qualified or may not continue to qualify in the future as a REIT. The determination that the Company qualifies as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within the Company’s control. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, Congress and the Internal Revenue Service (“IRS”) might make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

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

Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000 shares of preferred stock, of which 2,900 were outstanding as of December 31, 2009. The board of directors has

Post Properties, Inc.	19
Post Apartment Homes, L.P.

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

Ownership Limit. One of the requirements for maintenance of the Company’s qualification as a REIT for federal income tax purposes is that no more than 50% in value of its outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. To facilitate maintenance of its qualification as a REIT for federal income tax purposes, the ownership limit under the Company’s articles of incorporation prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group of more than 6.0% of the issued and outstanding shares of the Company’s common stock, subject to certain exceptions, including an exception for shares of common stock held by the Company’s former chairman and former vice chairman and certain investors for which the Company has waived the ownership limit. Together, these limitations are referred to as the “ownership limit.” Further, the Company’s articles of incorporation include provisions allowing it to stop transfers of its shares and to redeem its shares that are intended to assist the Company in complying with these requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2009, the Company owned 54 completed Post® multi-family apartment communities, including five communities held in unconsolidated entities and three communities that were in lease-up at December 31, 2009. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total
Atlanta, GA	17	6,885	35.4%
Dallas, TX	14	4,500	23.1%
Greater Washington, D.C.	6	2,174	11.2%
Tampa, FL	4	2,111	10.8%
Charlotte, NC	4	1,388	7.1%
Houston, TX	2	837	4.3%
Austin, TX	3	637	3.3%
Orlando, FL	2	598	3.1%
New York, NY	2	337	1.7%

	54	19,467	100.0%

Thirty-four of the communities have in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units. The average age of the communities is approximately 11.5 years. The average economic occupancy rate was 94.0% and 94.2% for the years ended December 31, 2009 and 2008, respectively, and the average monthly rental rate per apartment unit was $1,270 and $1,325, respectively, for the 41 communities stabilized for each of the years ended December 31, 2009 and 2008. See “Selected Financial Information.”

At December 31, 2009, the Company had 396 apartment units in one community under construction.

At December 31, 2009, the Company is developing and selling two ground-up luxury condominium projects, consisting of 277 homes (including 129 units in one community held in an unconsolidated entity). The Company is also completing the sell out of two condominium conversion communities with a total of nine units available through a taxable REIT subsidiary at December 31, 2009.

Post Properties, Inc.	20
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Communities	Location (1)	Year Completed/ Year of Substantial Renovations	No. of Units	December 2009 Average Rental Rates Per Unit	2009 Average Economic Occupancy (2)
Georgia
Post Alexander™ (6)	Atlanta	2008	307	$1,402	N/A
Post Biltmore™ (3)	Atlanta	2002	276	1,142	95.0%
Post Briarcliff™	Atlanta	1999	688	1,049	95.6%
Post Brookhaven®	Atlanta	1990-1992 (4)	735	901	95.4%
Post Chastain®	Atlanta	1990/2008	558	1,034	91.6%
Post Collier Hills® (3)	Atlanta	1997	396	983	95.5%
Post Crest® (3)	Atlanta	1996	410	931	92.4%
Post Crossing®	Atlanta	1995	354	975	93.8%
Post Gardens®	Atlanta	1998	397	1,084	93.6%
Post Glen®	Atlanta	1997	314	1,081	94.9%
Post Lindbergh® (3)	Atlanta	1998	396	997	94.0%
Post Parkside™	Atlanta	2000	188	1,277	95.4%
Post Peachtree Hills® (7)	Atlanta	1992-1994/2009 (4)	300	1,167	71.8%
Post Renaissance® (5)	Atlanta	1992-1994 (4)	342	979	93.5%
Post Riverside®	Atlanta	1998	522	1,301	93.9%
Post Spring™	Atlanta	2000	452	908	94.0%
Post Stratford™ (5)	Atlanta	2000	250	1,037	92.0%

Subtotal/Average – Georgia			6,885	$1,055	92.9%

Texas
Post Abbey™	Dallas	1996	34	$1,753	92.4%
Post Addison Circle™	Dallas	1998-2000 (4)	1,334	935	94.3%
Post Barton Creek™	Austin	1998	160	1,383	91.9%
Post Cole’s Corner™	Dallas	1998	186	1,035	93.4%
Post Eastside™ (6)	Dallas	2008	435	1,076	N/A
Post Gallery™	Dallas	1999	34	2,929	86.4%
Post Heights™ (7)	Dallas	1998-1999/2009 (4)	368	1,210	70.0%
Post Legacy	Dallas	2000	384	912	95.0%
Post Meridian™	Dallas	1991	133	1,112	94.5%
Post Midtown Square®	Houston	1999-2000 (4)	529	1,109	92.6%
Post Park Mesa™	Austin	1992	148	1,152	94.6%
Post Rice Lofts™ (5)	Houston	1998	308	1,367	91.7%
Post Sierra at Frisco Bridges™ (6)	Dallas	2009	268	1,062	N/A
Post Square™	Dallas	1996	218	1,148	94.4%
Post Uptown Village™	Dallas	1995-2000 (4)	496	902	92.6%
Post Vineyard™	Dallas	1996	116	989	93.7%
Post Vintage™	Dallas	1993	160	986	93.2%
Post West Austin™ (6)	Austin	2009	329	1,394	N/A
Post Worthington™	Dallas	1993/2008	334	1,259	91.8%

Subtotal/Average – Texas			5,974	$1,095	91.2%

Post Properties, Inc.	21
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Communities	Locations (1)	Year Completed/ Year of Substantial Rennovations	No. of Units	December 2009 Average Rental Rates Per Unit	2009 Average Economic Occupancy (2)
Florida
Post Bay at Rocky Point™	Tampa	1997	150	$1,203	94.8%
Post Harbour Place™	Tampa	1999-2002 (4)	578	1,302	96.0%
Post Hyde Park®	Tampa	1996-2008	467	1,264	95.8%
Post Lake® at Baldwin Park	Orlando	2004-2007	350	1,328	94.4%
Post Parkside™	Orlando	1999	248	1,228	96.5%
Post Rocky Point®	Tampa	1996-1998 (4)	916	1,037	95.4%

Subtotal/Average – Florida			2,709	$1,197	95.5%

North Carolina
Post Ballantyne	Charlotte	2004	323	$975	92.5%
Post Gateway Place™	Charlotte	2000	436	985	92.5%
Post Park at Phillips Place®	Charlotte	1998	402	1,154	90.9%
Post Uptown Place™	Charlotte	2000	227	1,001	93.4%

Subtotal/Average – North Carolina			1,388	$1,034	92.1%

Greater Washington, D.C.
Post Carlyle Square™	D.C.	2006	205	$2,280	93.6%
Post Corners at Trinity Centre	Fairfax Co., VA	1996	336	1,434	93.4%
Post Fallsgrove	Rockville, MD	2003	361	1,611	94.9%
Post Massachusetts Avenue™ (3)	D.C.	2002	269	2,718	95.7%
Post Pentagon Row™ (5)	Arlington Co., VA	2001	504	2,134	95.4%
Post Tysons Corner™	Fairfax Co., VA	1990	499	1,545	93.9%

Subtotal/Average – Washington, D.C.			2,174	$1,861	94.7%

New York
Post Luminaria™	New York	2002	138	$3,555	92.5%
Post Toscana™	New York	2003	199	3,642	93.2%

Subtotal/Average – New York			337	$3,606	92.9%

Total			19,467	$1,232	93.1%

(1)	Refers to greater metropolitan areas of cities indicated.
(2)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3)	These communities are owned in unconsolidated entities.
(4)	These dates represent the respective completion dates for multiple phases of a community.
(5)	The Company has a leasehold interest in the land underlying these communities.
(6)	During 2009, these communities were in lease-up and, therefore, the average economic occupancy information for these communities is not included above.
(7)	These communities were undergoing rehabilitation and were in lease-up following rehabilitation during 2009.

Post Properties, Inc.	22
Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	RESERVED

Post Properties, Inc.	23
Post Apartment Homes, L.P.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of February 15, 2010 are as follows:

NAME	POSITIONS AND OFFICES HELD
David P. Stockert	President and Chief Executive Officer
Christopher J. Papa	Executive Vice President and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Corporate Secretary
Charles A. Konas	Executive Vice President, Construction and Property Services
S. Jamie Teabo	Executive Vice President, Property Management
Arthur J. Quirk	Senior Vice President and Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert.  Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 47 years old.

Christopher J. Papa.  Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 44 years old.

Sherry W. Cohen.  Ms. Cohen has been with the Company for twenty-five years. Since October 1997, she has been an Executive Vice President of the Company responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 55 years old.

Charles A. Konas.  Mr. Konas has been an Executive Vice President, Construction and Property Services of the Company since January 2010 responsible for construction management and property maintenance. Mr. Konas served as Executive Vice President, Construction/Development from January 2007 to January 2010 and as Senior Vice President, Construction/Development from October 2004 to January 2007. Prior to joining the Company, Mr. Konas was a Senior Vice President with Carter & Associates, a leading regional full service real estate firm, from May 1998 to October 2004. Mr. Konas is 51 years old.

S. Jamie Teabo.  Ms. Teabo has been with the Company for twenty-three years. Since February 2010, she has been an Executive Vice President, Property Management of the Company responsible for the management and leasing operations of the Company’s apartment communities. She was a Senior Vice President in the property management division of the Company from 1998 to 2010. Prior thereto, Ms. Teabo was a Group Vice President in the property management division of the Company since 1995. Ms. Teabo is a Certified Property Manager and a member of the Institute of Real Estate Management. Ms. Teabo is 46 years old.

Arthur J. Quirk.  Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk is a Certified Public Accountant. Mr. Quirk is 51 years old.

Post Properties, Inc.	24
Post Apartment Homes, L.P.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (In thousands, except per share and shareholder/unitholder amounts)

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

Quarter	High	Low	Dividends Declared
2008
First Quarter	$44.68	$30.13	$0.45
Second Quarter	40.20	29.35	0.45
Third Quarter	34.31	25.29	0.45
Fourth Quarter	29.65	10.08	0.20

2009
First Quarter	$17.59	$8.99	$0.20
Second Quarter	17.03	9.68	0.20
Third Quarter	20.11	11.75	0.20
Fourth Quarter	20.10	15.12	0.20

On February 15, 2010, the Company had 1,496 common shareholders of record and 48,596 shares of common stock outstanding.

The Company pays regular quarterly dividends to holders of shares of its common stock. Future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended and other factors that the board of directors deems relevant. For a discussion of the Company’s credit agreements and their restrictions on dividend payments, see note 4 to the consolidated financial statements.

During 2009, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 15, 2010, the Operating Partnership had 20 holders of record of Common Units and 174 Common Units outstanding, excluding the 48,596 of Common Units owned by the Company.

For each quarter during 2009 and 2008, the Operating Partnership paid a cash distribution to holders of Common Units equal in amount to the dividends paid on the Company’s common stock for such quarter.

During 2009, the Operating Partnership did not sell any unregistered securities.

In the fourth quarter of 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. The following table summarizes the Company’s purchases of its equity securities in the three months ended December 31, 2009 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 to October 31, 2009	-	$-	-	$200,000
November 1, 2009 to November 30, 2009	-	-	-	200,000
December 1, 2009 to December 31, 2009	-	-	-	200,000

Total	-	$-	-	$200,000

Subsequent to December 31, 2009, the Company repurchased preferred stock with a liquidation value of approximately $912 under a Rule 10b5-1 plan.

Information regarding the Company’s equity compensation plans will appear in its proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Post Properties, Inc.	25
Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(In thousands, except per share and apartment unit data)

	Year ended December 31,
	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$260,048	$266,204	$262,436	$247,212	$230,784
Other	16,275	15,736	14,888	15,112	13,603

Total revenues	$276,323	$281,940	$277,324	$262,324	$244,387

Income (loss) from continuing operations (1)	$(95,727)	$(96,147)	$107,049	$20,280	$(15,732)
Income from discontinued operations (2)	84,238	87,777	75,900	83,263	164,554

Net income (loss)	(11,489)	(8,370)	182,949	103,543	148,822
Noncontrolling interests, net	8,266	(282)	(4,250)	(2,074)	(6,874)
Dividends to preferred shareholders	(7,637)	(7,637)	(7,637)	(7,637)	(7,637)

Net income (loss) available to common shareholders	$(10,860)	$(16,289)	$171,062	$93,832	$134,311

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends) - basic	$(2.10)	$(2.35)	$2.20	$0.28	$(0.56)
Income from discontinued operations - basic	1.86	1.98	1.72	1.90	3.88
Net income available to common shareholders - basic	(0.24)	(0.37)	3.92	2.18	3.33
Income (loss) from continuing operations (net of preferred dividends) - diluted	$(2.10)	$(2.35)	$2.18	$0.28	$(0.56)
Income from discontinued operations - diluted	1.86	1.98	1.69	1.87	3.88
Net income available to common shareholders -diluted	(0.24)	(0.37)	3.87	2.15	3.33
Dividends declared	0.80	1.55	1.80	1.80	1.80
Weighted average common shares outstanding - basic	45,179	44,009	43,491	42,812	40,217
Weighted average common shares outstanding - diluted	45,179	44,009	44,068	43,518	40,217

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,731,911	$2,679,344	$2,677,869	$2,580,092	$2,416,335
Real estate, net of accumulated depreciation	2,106,520	2,083,151	2,111,612	2,028,580	1,899,381
Total assets	2,177,429	2,252,655	2,268,141	2,116,647	1,981,454
Total indebtedness	992,760	1,112,913	1,059,066	1,033,779	980,615
Total redeemable common units	3,402	4,410	16,508	32,216	56,018
Total equity	1,016,053	995,850	1,056,323	940,563	856,800

OTHER DATA
Cash flow provided by (used in):
Operating activities	$69,263	$81,161	$97,644	$94,326	$86,761
Investing activities	(24,871)	21,727	(27,876)	(104,464)	70,293
Financing activities	(106,517)	(38,973)	(61,874)	7,391	(150,767)

Total stabilized communities (at end of period)	51	51	54	55	57
Total stabilized apartment units (at end of period)	18,435	18,785	19,404	20,019	21,237
Average economic occupancy (fully stabilized communities) (3)	94.0%	94.4%	94.7%	94.7%	94.5%

(1)

Income (loss) from continued operations in 2009 included non-cash impairment charges from a consolidated entity of $9,658 and an unconsolidated entity of $74,733, severance charges of $4,764 and a net loss on the early extinguishment of indebtedness of $3,317. Income (loss) from continuing operations in 2008 included non-cash impairment charges and write-off of pursuit costs of approximately $90,558, severance charges of approximately $5,540, strategic review costs of approximately $8,161 as well as casualty losses of approximately $2,764. Income (loss) from continuing operations in 2007 included gains on the sale of partial interests of three communities totaling approximately $81,268. Income (loss) from continuing operations in 2006 included final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503. Income (loss) from continuing operations in 2005 included a $5,267 gain on sale of technology investment and severance charges of $796.

(2)	See note 2 to the consolidated financial statements for a discussion of discontinued operations.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 92.8%, 93.5%, 93.9%, 94.0% and 93.9% for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively). Net concessions were $2,045, $1,229, $1,150, $1,255 and $947 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. Employee discounts were $749, $744, $781, $765 and $398 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.	26
Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(In thousands, except per unit and apartment unit data)

	Year ended December 31,
	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$260,048	$266,204	$262,436	$247,212	$230,784
Other	16,275	15,736	14,888	15,112	13,603

Total revenues	$276,323	$281,940	$277,324	$262,324	$244,387

Income (loss) from continuing operations (1)	$(95,727)	$(96,147)	$107,049	$20,280	$(15,732)
Income from discontinued operations (2)	84,238	87,777	75,900	83,263	164,554

Net income (loss)	(11,489)	(8,370)	182,949	103,543	148,822
Noncontrolling interests - consolidated real estate entities	8,218	(395)	(1,857)	(257)	225
Distributions to preferred unitholders	(7,637)	(7,637)	(7,637)	(7,637)	(7,637)

Net income (loss) available to common unitholders	$(10,908)	$(16,402)	$173,455	$95,649	$141,410

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions) - basic	$(2.10)	$(2.35)	$2.20	$0.28	$(0.56)
Income from discontinued operations - basic	1.86	1.98	1.72	1.90	3.88
Net income available to common unitholders - basic	(0.24)	(0.37)	3.92	2.18	3.33
Income (loss) from continuing operations (net of preferred distributions) - diluted	$(2.10)	$(2.35)	$2.18	$0.28	$(0.56)
Income from discontinued operations - diluted	1.86	1.98	1.69	1.87	3.88
Net income available to common unitholders - diluted	(0.24)	(0.37)	3.87	2.15	3.33
Distributions declared	0.80	1.55	1.80	1.80	1.80
Weighted average common units outstanding - basic	45,382	44,316	44,101	43,645	42,353
Weighted average common units outstanding - diluted	45,382	44,316	44,678	44,351	42,353

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,731,911	$2,679,344	$2,677,869	$2,580,092	$2,416,335
Real estate, net of accumulated depreciation	2,106,520	2,083,151	2,111,612	2,028,580	1,899,381
Total assets	2,177,429	2,252,655	2,268,141	2,116,647	1,981,454
Total indebtedness	992,760	1,112,913	1,059,066	1,033,779	980,615
Total redeemable common units	3,402	4,410	16,508	32,216	56,018
Total equity	1,016,053	995,850	1,056,323	940,563	856,800

OTHER DATA
Cash flow provided by (used in):
Operating activities	$69,263	$81,161	$97,644	$94,326	$86,761
Investing activities	(24,871)	21,727	(27,876)	(104,464)	70,293
Financing activities	(106,517)	(38,973)	(61,874)	7,391	(150,767)
Total stabilized communities (at end of period)	51	51	54	55	57
Total stabilized apartment units (at end of period)	18,435	18,785	19,404	20,019	21,237
Average economic occupancy (fully stabilized communities) (3)	94.0%	94.4%	94.7%	94.7%	94.5%

(1)

Income (loss) from continued operations in 2009 included non-cash impairment charges from a consolidated entity of $9,658 and an unconsolidated entity of $74,733, severance charges of $4,764 and a net loss on the early extinguishment of indebtedness of $3,317. Income (loss) from continuing operations in 2008 included non-cash impairment charges and write-off of pursuit costs of approximately $90,558, severance charges of approximately $5,540, strategic review costs of approximately $8,161 as well as casualty losses of approximately $2,764. Income (loss) from continuing operations in 2007 included gains on the sale of partial interests of three communities totaling approximately $81,268. Income (loss) from continuing operations in 2006 included final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503. Income (loss) from continuing operations in 2005 included a $5,267 gain on sale of technology investment and severance charges of $796.

(2)	See note 2 to the consolidated financial statements for a discussion of discontinued operations.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 92.8%, 93.5%, 93.9%, 94.0% and 93.9% for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively). Net concessions were $2,045, $1,229, $1,150, $1,255 and $947 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. Employee discounts were $749, $744, $781, $765 and $398 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. A community is considered by the Operating Partnership to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.	27
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2009, the Company owned 19,863 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,428 apartment units in four communities currently under construction and/or in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) and is completing the sell out of units in two other condominium conversion communities through a taxable REIT subsidiary. At December 31, 2009, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2009, the Company owned approximately 99.6% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.4% common minority interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-K.

Property Operations

Over the past two years, the Company’s operations were negatively impacted by a severe recession in the U.S. economy and historically high unemployment. Weak economic conditions lead to declining rental rates for apartments as the Company sought to maintain occupancy at historical levels. The Company expects these conditions to persist into 2010. As a result, the Company expects that rental revenues will continue to decline on a year over year basis, as new leases turn over at lower market rental rates. The Company’s outlook for same store community revenues and net operating income (“NOI”) for 2010 is more fully discussed in the “Outlook” section below. While the U.S. economy has begun to show some signs of recovery, the U.S. economic recovery remains fragile and any recovery in employment is expected to be modest in 2010. If U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected.

Consistent with the factors described above, the Company’s operating results included a decrease in the year over year rate of growth in same store operating revenues of 4.2% for the year ended December 31, 2009, compared to 2008. Although partially offset by favorable variances in property operating expenses, same store NOI also declined 5.4% for the year ended December 31, 2009, compared to 2008. The revenue decrease was primarily attributable to declining rental rates, which on a year over year basis decreased 4.2% in 2009, compared to 2008, while average economic occupancy declined modestly from 94.2% in 2008 to 94.0% for 2009. As of December 31, 2009, physical occupancy in the Company’s same store portfolio was 93.3%. By the fourth quarter of 2009, average rental rates in the Company’s same store portfolio were 6.8% lower than in the same quarter of 2008.

Cost Savings Initiatives

During 2008 and 2009, the Company has implemented initiatives focused on controlling costs and increasing efficiency in its business. Consistent with those efforts, during the second half of 2009, the Company eliminated 6 senior management

Post Properties, Inc.	28
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

positions and approximately 24 other corporate associate positions. In the aggregate, the Company estimates that cost savings from these eliminations will be just under $5 million on an annual basis, a portion of which was capitalized in prior periods to real estate projects developed by the Company.

Asset Sales Activity

At December 31, 2009, the Company did not have any apartment communities being marketed for sale. In July 2009, the Company sold two communities containing 798 units: one community located in Atlanta, Georgia and one community located in the northern Virginia submarket of greater Washington, D.C. These two community sales generated aggregate gross proceeds of approximately $102,300. A third community, containing 530 units, was sold in April 2009 for a gross sales price of approximately $47,400. Those proceeds were utilized in a manner consistent with the Company’s liquidity and balance sheet strategy discussed below.

Development Activity

In 2008, the Company deferred further substantive activities on all of its pre-development projects and decided to abandon the pursuit of certain other development projects in light of difficult market conditions. At present, management believes that the timing of future development starts will depend largely on the stabilization of apartment and capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, the Company may be required to recognize additional impairment losses in future periods. Should the Company change its current estimates of the fair value of assets held for sale to below their carrying values, the Company may also be required to recognize additional impairment losses in future periods.

As of December 31, 2009, the Company’s aggregate pipeline of development projects under construction (apartments and condominiums) and in lease-up (after the impact of impairment charges described below) totaled approximately $415,000. As of the same date, approximately $71,000 of estimated construction costs remained to be funded by the Company, including retainage and construction payables. In addition, the Company is underway with an initiative to remediate communities with stucco exteriors or exterior insulation finishing systems (“EIFS”). The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000, of which approximately $32,254 has been incurred through December 31, 2009. The Company expects to complete the remediation work by mid-year 2010. The Company expects to fund future estimated construction and remediation expenditures primarily by utilizing available cash and cash equivalents and borrowing capacity under its unsecured revolving lines of credit and under a construction loan. The Company has discussed funding and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact how construction expenditures relating to the underlying mixed-use development held by an unconsolidated entity are funded in the future. See “Liquidity and Capital Resources” below where discussed further.

Condominium Activity

In early 2005, the Company entered the for-sale condominium housing market and has since converted five apartment communities totaling 731 units into for-sale condominium homes (of which 6 units in two communities remained unsold as of February 1, 2010), completed the construction and sell-out of two condominium communities totaling 230 units, and is in the process of developing two luxury condominium projects: The Ritz-Carlton Residences, Atlanta, Buckhead (the “Atlanta Condominium Project”), consisting of 129 units, and The Four Seasons Residences in Austin, Texas (the “Austin Condominium Project”), consisting of 148 units, which are both currently expected to begin delivering completed units in the second quarter of 2010.

The Company’s expansion into for-sale condominium housing exposes the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See “Risk Factors” elsewhere in this Form 10-K for a discussion of these and other Company risk factors.

The aggregate projected capital cost of the Atlanta Condominium Project and the Austin Condominium Project is approximately $252,000, of which approximately $45,700 of costs remained to be incurred as of December 31, 2009. Of

Post Properties, Inc.	29
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

the total projected investment, $74,733 of the Atlanta Condominium Project was deemed impaired and written down as an impairment charge during the second quarter of 2009, as described further below, which the Company currently projects will result in an aggregate net carrying value of approximately $177,000 for these two condominium developments when complete. There can be no assurances, however, that actual costs will not exceed these estimates or that additional impairment charges will not be recorded in subsequent periods as described further below. As of February 1, 2010, the Company had 72 units under contract at the Austin Condominium Project and had no units under contract at the Atlanta Condominium Project. There can be no assurance that units under contract for sale will actually close.

In recent years, the Company has observed a substantial decline in the condominium and single family housing markets due to increased supply of such assets, a recession in the U.S. economy, tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and a significant slowing in the U.S. residential housing market. In response, the Company implemented price reductions in 2008 and 2009 in an effort to reduce its unsold condominium inventory at its completed and active for-sale projects. These reduced pricing programs have generally resulted in lower condominium profits compared to prior years. There can be no assurance of the amount or pace of future condominium sales and closings. However, the Company expects that condominium market conditions will continue to be challenging in 2010. As discussed in Note 1 to the consolidated financial statements contained herein, the Company uses the relative sales value method to allocate costs and recognize profits from condominium projects, which requires the Company to estimate its total condominium costs and profits each period. Thus, price reductions for condominium units have adversely impacted profits realized from sales of condominiums to date and may continue to do so in future periods.

2009 Impairment Analyses – Condominiums

During 2009, the Company observed weak conditions in the U.S. economy and the housing markets, generally, and in the Atlanta upper-end single family and condominium markets, specifically, including the price discounting of competitive products in the Atlanta/Buckhead market. In addition, the government-sponsored mortgage agencies imposed tighter restrictions on mortgage lending to condominium projects which the Company believes may adversely impact sales at its two luxury condominium developments. As such, in the second quarter of 2009, management revised its expectations regarding the timing and projected future cash flows from its condominium projects under development, and as a result, recorded non-cash impairment charges of approximately $76,317 (net of noncontrolling interests of $8,074) to write-down the carrying value of its equity investment in the Atlanta Condominium Project joint venture development and adjacent land. The estimated fair value of the condominium project was derived from the present value of the Company’s estimated future cash flows using a 23% discount rate. The Company’s cash flow assumptions reflect reduced list prices for the condominium units and also assume an extended sell-out period, consistent with current market conditions. Although management concluded that no additional impairment existed under generally accepted accounting principles as of December 31, 2009, the Company has continued to experience downward pressure on condominium prices for this project and for luxury for-sale condominium product in the Atlanta/Buckhead submarket in general, which the Company believes has further adversely impact the estimated fair value of this project. Further, current market prices for condominium units at this project are substantially below the minimum sales prices provided for in the project’s construction loan agreement. Thus, the Company is not able to execute sales contracts with prospective buyers of condominium units without the written consent of its lenders, and consequently, has not executed any sales contracts to date. The Company estimates that the fair value of the Atlanta Condominium Project was less than its carrying value as of December 31, 2009.

The Company also evaluated the Austin Condominium Project for impairment during 2009, and as of December 31, 2009, but concluded that the project was not deemed impaired under generally accepted accounting principles as of those dates because the projected future undiscounted cash flows exceeded the carrying value of the asset. Notwithstanding, had the Company applied the same 23% discount rate to calculate the present value of the estimated future cash flows, the Company estimates that the fair value of the Austin Condominium Project would have been less than its carrying value as of December 31, 2009.

2010 Impairment Analyses – Condominiums

The Company may be required to record additional impairment charges in connection with the Atlanta Condominium Project and the Austin Condominium Project in the first half of 2010 when initial deliveries of condominium units at those projects are expected to commence, and those projects are expected to then be classified as “held for sale” for financial

Post Properties, Inc.	30
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

reporting purposes. Based on the anticipated change in classification and its current fair value estimates, the Company currently anticipates that it may be required to record additional impairment charges of as much as $40,000 in the first or second quarter of 2010. As there is significant judgment required in developing such estimates of fair value for impairment purposes, there can be no assurance that such loss estimates will not change materially in subsequent periods. Additionally, if the Company’s projections of future undiscounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable prior to substantial completion, it is possible that the Company would be required to record an impairment charge in that earlier period even though the asset had not yet been classified as “held for sale.” There can be no assurance that the Company’s cash flow projections will not change in future periods, that the estimated fair value of the assets will not change in the future as a consequence, or that any impairment charges will actually be realized.

Impairment Analyses – General

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

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 0.4% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated operating results in 2010; the Company’s anticipated same store operating results and trends in 2010, expectations regarding future impairment charges, expectations regarding the timing and delivery of completed for-sale condominium homes, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and the Company’s inability to sell for-sale products at attractive pricing levels, the Company’s ability to sell condominium units above minimum sales prices or with lenders consent, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), anticipated costs, timing and expense to remediate and improve apartment communities with stucco and EIFS exteriors, expectations regarding the retirement of certain assets, expectations regarding the timing and projected future cash flows from assets held for future investment and sale and estimated fair values of such assets, expectations regarding cash flows from operating activities, expected costs of development, investment and interest expenses, anticipated refinancing and other new financing needs, expectations regarding the use of proceeds from offerings of the Company’s common stock, the anticipated dividend level in 2010 and expectations regarding the source of funds for payment of the dividend, the Company’s ability to meet short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s ability to execute future asset sales, expectations regarding the outcome of legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include,

Post Properties, Inc.	31
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

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

•	The success of the Company’s business strategies described on pages 2 to 3 of this Form 10-K;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
•

The effects of a default by the Company or its subsidiaries on an obligation to repay outstanding indebtedness, including cross-defaults and cross-acceleration under other indebtedness or the responsibility for limited recourse guarantees.

•	A downgrade in the credit rating of the Company’s securities;
•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
•

The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;
•	Uncertainties associated with the timing and amount of apartment community sales, the market for such sales and the resulting gains/losses associated with such sales;
•	The Company’s ability to enter into new joint ventures and the availability of equity financing from traditional real estate investors to fund development activities;
•	The Company’s ability to obtain construction loan financing or other financing to fund development activities;
•	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;
•

Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales and including the ability to sell units above minimum sales prices;

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

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;
•	The costs of remediating damage to the Company’s communities that have stucco or exterior insulation finishing systems for potential water penetration and other related issues;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and
•	Other factors, including the risk factors discussed in Item 1A of this Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

Post Properties, Inc.	32
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Critical Accounting Policies and New Guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. Also discussed in note 1 to the consolidated financial statements, there was new accounting guidance issued in 2009 and 2008 that may have an impact on future reported results. The potential impact of certain new guidance on the Company is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities and developing, converting and selling for-sale condominiums, its critical accounting policies, ones that are subject to significant management estimates and judgments, relate to cost capitalization, asset impairment evaluation and revenue and profit recognition of for-sale condominium activities.

In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The “FASB Accounting Standards Codification” (“ASC”) is effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative generally accepted accounting principles in the United States. As such, the Company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will cite the ASC references which are organized by topic.

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development or construction can fluctuate significantly from year to year based on the level of projects under development or construction and to a lesser extent, changes in the weighted average interest rate used in the calculation. For the years ended December 31, 2009, 2008 and 2007, the Company capitalized interest totaling $12,259, $12,406 and $11,801, respectively. The increase in capitalized interest primarily relates to a significantly increased development pipeline over the last few years. The weighted average interest rates used in the calculation of the capitalized interest amounts ranged from 6.6% to 6.3% from 2007 to 2009 and, as a result, were not the primary driver of the changes in interest capitalization discussed above. In 2010, the Company anticipates decreased interest capitalization over 2009 levels due to the completion of current projects under development in 2010. The average interest rate used in the interest capitalization calculation is expected to be substantially the same or somewhat lower than 2009. Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. Future increases in short-term and long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and cause interest amounts capitalized to increase.

Internal personnel and associated costs are capitalized to the projects under development or construction based upon the effort associated with such projects. Until early 2008, the Company had been increasing its development personnel in three regional geographic areas in anticipation of increased development activity. In 2009, 2008 and 2007, the Company capitalized $3,889, $5,822 and $4,053, respectively, and expensed $4,114, $5,131 and $7,302, respectively, of development personnel and associated costs. In anticipation of slower development starts and lower development cost volumes in 2010, compared to both 2009 and 2008, the Company reduced the size and cost of its investment and development division principally through headcount reductions occurring in the later half of 2008 and again in late 2009. The Company expects lower capitalization of development personnel and associated costs to development projects in 2010, but due to reduced personnel and other costs, the Company expects investment and development expense to be somewhat lower than in 2009. If the Company does not initiate new development starts later in 2010, aggregate expensed development and investment expenses will increase later in 2010 without further cost reductions.

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

Post Properties, Inc.	33
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At December 31, 2009, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1, 7 and 14 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets and for a further discussion of impairment charges recorded in 2009 and 2008. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company and its affiliates currently own interests in two luxury condominium assets with a total projected cost of approximately $252,000. Initial condominium units in these projects are currently expected to be completed and delivered for their intended use starting in the second quarter of 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes 3 and 8 to the consolidated financial statements for a discussion of the impairment analysis and the charges of $76,317 (net of noncontrolling interests of $8,074) related to the Atlanta Condominium Project and adjacent land recorded in 2009. As discussed in the “Operations Overview” above, the Company may be required to record additional impairment charges in connection with these condominium projects in the first half of 2010 when initial deliveries of condominium units at those projects are expected to commence and those projects are expected to then be classified as “held for sale” for financial reporting purposes. Further, if the Company’s projections of future undiscounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable prior to substantial completion, it is possible that the Company would be required to record an impairment charge in that earlier period even though the asset had not yet been classified as “held for sale.”

At December 31, 2009, the Company was completing the sell out of condominiums at two condominium conversion communities. A third development community sold its final units in late 2009. Under ASC Topic 360-20, “Plant Property and Equipment – Real Estate Sales,” (previously SFAS No. 66), the Company recognizes revenue and the resulting profit from condominium sales based on the relevant facts and circumstances associated with each condominium project. For condominium conversion projects, revenues are recognized upon the closing of each sale transaction (the “Deposit Method”), as all conditions for full profit recognition are generally met at that time and the conversion construction periods are typically very short. In 2008 and 2009, sales occurred at both the condominium conversion and developed communities.

Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, project cost of sale allocations and profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project. Unexpected increases or decreases in estimated project revenues and project costs could cause future cost of sale and profit margin amounts recognized in the financial statements to be different than the amounts recognized in prior periods. As the Company continues in the condominium business in future periods, changes in estimates of this nature could have a significant impact on reported future results from operations.

For developed condominiums, the Company evaluates the factors and guidance specified in ASC Topic 360-20 to determine the appropriate method of accounting for each project (either the “Percentage of Completion Method” or the “Deposit Method”). The factors used to determine the appropriate method are a determination of whether: the purchaser is legally committed to closing in the real estate contract; the construction of the project is beyond a preliminary phase; sufficient units have been contracted to ensure the project will not revert to a rental project; the aggregate project sale proceeds and costs can be reasonably estimated; and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. Under the Percentage of Completion Method,

Post Properties, Inc.	34
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

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

To date, the Company accounts for revenues, project cost of sales and resulting profits at all of its condominium development projects under the Deposit Method, similar to the accounting for condominium conversion projects discussed above. This conclusion was based upon the determination that the initial and continuing cash investments received did not meet the requirements of ASC Topic 360-20, the inability to reasonably estimate the project sales proceeds, as well as other factors.

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

The Company adopted new guidance in ASC Topic 855, “Subsequent Events” (previously SFAS No. 165, “Subsequent Events”) as of June 30, 2009. The new guidance further clarifies the period subsequent to the balance sheet date in which companies should disclose certain financial statement events or transactions. It also further clarifies the circumstances under which a company should consider recognition of those events or transactions occurring after the balance sheet date as well as provides guidance regarding the required disclosures. The new guidance did not have a material impact on the Company’s financial statements or results of operations (see note 18).

The Company adopted new guidance in ASC Topic 825, “Financial Instruments” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), as of June 30, 2009. The new guidance requires that companies disclose information about the fair value of their financial instruments in both interim and annual periods. The Company has included the required fair value disclosures in its notes to the consolidated financial statements (see note 14).

New guidance in ASC Topic 810, “Consolidation” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) was issued in June 2009. This guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential variable interest entities (“VIEs”). The guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing

Post Properties, Inc.	35
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE and (4) amending certain guidance for determining which entities are VIEs. The guidance also requires enhanced disclosures surrounding VIEs, whether or not they are consolidated by the reporting company, including additional line item captions directly on the statement of financial position. This guidance is effective for the Company on January 1, 2010. The Company has assessed the potential impact and determined that it will not have a material impact on its financial position and results of operations.

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

For the year ended December 31, 2009, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 41 communities that were completed and stabilized for all of the current and prior year, (2) two communities and an additional phase of one community that achieved stabilization during 2008, (3) portions of two communities that are being converted into condominiums that are reflected in continuing operations under ASC Topic 360 (previously SFAS No. 144) (see note 1 to the consolidated financial statements) and (4) seven communities under rehabilitation programs or in lease-up.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits for the years ended December 31, 2009, 2008 and 2007 were approximately $7,173, $3,052 and $1,853, respectively.

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

Post Properties, Inc.	36
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2009 and 2008 is summarized as follows:

	Year ended December 31,
	2009	2008	% Change
Rental and other property revenues
Fully stabilized communities (1)	$226,324	$236,320	(4.2)%
Communities stabilized during 2008 (2)	10,781	9,940	8.5%
Development, rehabilitation and lease-up communities	16,686	9,228	80.8%
Condominium conversion and other communities (3)	131	641	(79.6)%
Other property segments (4)	21,329	24,782	(13.9)%

	275,251	280,911	(2.0)%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	92,644	95,052	(2.5)%
Communities stabilized during 2008 (2)	4,708	4,868	(3.3)%
Development, rehabilitation and lease-up communities	10,514	6,677	57.5%
Condominium conversion and other communities (3)	58	268	(78.4)%
Other property segments, including corporate management expenses (5)	23,734	28,414	(16.5)%

	131,658	135,279	(2.7)%

Property net operating income (6)	$143,593	$145,632	(1.4)%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$2,813	$2,778	1.3%
Other	10,402	7,283	42.8%

Total	$13,215	$10,061	31.3%

Periodically recurring	$37,433	$8,046	365.2%

Average apartment units in service	17,140	16,499	3.5%

(1)	Communities which reached stabilization prior to January 1, 2008.
(2)	Communities which reached stabilization in 2008.
(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under ASC Topic 360 (previously SFAS No. 144).
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $1,072 and $1,029 for the years ended December 31, 2009 and 2008, respectively.

(5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance. For the year ended December 31, 2009 and 2008, corporate property management expenses were $10,524 and $12,883, respectively.

Post Properties, Inc.	37
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year ended December 31,
	2009	2008
Total same store NOI	$133,680	$141,268
Property NOI from other operating segments	9,913	4,364

Consolidated property NOI	143,593	145,632

Add (subtract):
Interest income	245	667
Other revenues	1,072	1,029
Depreciation	(74,442)	(63,530)
Interest expense	(52,377)	(48,863)
Amortization of deferred financing costs	(3,079)	(3,473)
General and administrative	(16,296)	(16,808)
Investment and development	(4,114)	(5,131)
Other investment costs	(2,107)	(1,384)
Strategic review costs	-	(8,161)
Impairment, severance and other charges	(13,507)	(98,862)
Gains on sales of real estate assets, net	3,481	2,752
Equity in income (loss) of unconsolidated real estate entities	(74,447)	1,224
Other income (expense), net	(432)	(1,239)
Net loss on early extinguishment of indebtedness	(3,317)	-

Loss from continuing operations	(95,727)	(96,147)
Income from discontinued operations	84,238	87,777

Net loss	$(11,489)	$(8,370)

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

	Year ended December 31,
	2009	2008
Annually recurring capital expenditures
Continuing operations	$13,215	$10,061
Discontinued operations	243	1,101

Total annually recurring capital expenditures per statements of cash flows	$13,458	$11,162

Periodically recurring capital expenditures
Continuing operations	$37,433	$8,046
Discontinued operations	44	158

Total periodically recurring capital expenditures per statements of cash flows	$37,477	$8,204

The Operating Partnership reported a net loss attributable to common unitholders of $10,908 for the year ended December 31, 2009 compared to a net loss attributable to common unitholders of $16,402 for the year ended December 31, 2008. The Company reported a net loss attributable to common shareholders of $10,860 for the year ended December 31, 2009 compared to a net loss attributable to common shareholders of $16,289 for the year ended December 31, 2008. As discussed below, the decrease in the net loss between periods primarily reflects increased gains on asset sales and decreases in strategic review costs, impairment, severance and other costs offset by reduced net operating income from fully stabilized communities and increased lease-up deficits from new development communities between years.

Rental and other revenues from property operations decreased $5,660 or 2.0% from 2008 to 2009 primarily due to decreased revenues from the Company’s fully stabilized communities of $9,996 or 4.2% and decreased revenues of $3,131 or 27.4% from the Company’s furnished apartment rental business, offset by increased revenues of $841 or 8.5% from communities that achieved full stabilization in 2008 and increased revenue from development, rehabilitation and lease-up communities of $7,458 or 80.8%. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from furnished apartment rental business was due to slower leasing activity resulting from weak economic conditions and lower corporate travel and expense spending in 2009. The revenue increase from communities that achieved

Post Properties, Inc.	38
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

full stabilization in 2008 reflects two communities and an additional phase of one community that were fully stabilized for 2009 compared to the communities being in lease-up and under rehabilitation for part of 2008. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of five communities offset somewhat by decreased revenues from two communities under rehabilitation in 2008 and into 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $3,621 or 2.7% from 2008 to 2009 primarily due to decreases from fully stabilized communities of $2,408 or 2.5%, and decreased other segment expenses, including corporate property management expenses, of $4,680 or 16.5%, offset primarily by increased expenses from development, rehabilitation and lease-up communities of $3,837 or 57.5%. The expense decrease from stabilized communities is discussed below. The decrease in other segment expenses, including corporate property management expenses, reflects the impact of workforce and expense reductions completed in the second half of 2008 as well as reduced short-term rental expenses from the furnished apartment rental business resulting from reduced leasing activity as discussed above. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and the opening of leasing offices at three additional development communities beginning the lease-up process in 2009.

In 2009, gains on real estate assets in discontinued operations included a gain of $79,366 from the sales of three apartment communities, containing 1,328 apartment units. In 2008, gains on real estate assets in discontinued operations included a gain of $75,204 from the sales of four apartment communities, containing 1,093 apartment units. The Company had no apartment communities being marketed for sale as of December 31, 2009. However, the Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

In 2009 and 2008, gains on sales of real estate assets from condominium sales activities in continuing operations, before income taxes, were $3,706 and $3,626, respectively. In 2008, gains on real estate assets in discontinued operations included gains of $31, resulting in total condominium gains of $3,657 in 2008. Aggregate condominium gains between periods reflect the sales of 103 units at condominium communities in 2009 compared to 113 units in 2008. The small increase in condominium profits between years reflects lower sales and marketing expenses in 2009 at condominium communities under construction as well as greater sales volumes at condominium conversion communities with higher gross margins in 2009, offset somewhat by reduced profits from the sell out of the Company’s condominium community in Washington, D.C. in 2008. At December 31, 2009, the Company had a total of nine condominiums remaining to be sold at completed communities. The Company expects to sell out of these communities in the first half of 2010. Condominium profits were offset by income tax expense in 2009 and 2008. Income tax expense decreased from $874 in 2008 to $225 in 2009 primarily due to the timing of income recognition for income tax reporting purposes. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s condominium communities, including two luxury condominium towers under construction at December 31, 2009.

Depreciation expense increased $10,912 or 17.2% from 2008 to 2009, primarily due to increased depreciation of $5,820 related to development and lease-up communities as apartment units were placed in service in 2008 and into 2009 and increased depreciation of $4,554 related to fully stabilized communities. The depreciation expense increase at fully stabilized communities was due to an acceleration of depreciation expense resulting from a revision in estimated useful life for certain assets retired in 2009 as a result of the Company’s exterior remediation project.

General and administrative expenses decreased $512, or 3.0%, from 2008 to 2009 primarily as a result of reduced personnel and long-term incentive compensation costs of approximately $1,144 resulting from a smaller workforce and general reductions in incentive compensation awards in 2009. Also, in 2008, the Company recorded $353 of additional severance charges related to prior year severance arrangements. The reduced compensation expenses were partially offset by higher legal expenses of $810. Higher legal expenses primarily reflected the timing of expenses associated with certain property related litigation between years.

Investment and development expenses decreased $1,017 or 19.8% from 2008 and 2009. In 2009, the Company’s development personnel and other costs decreased $2,950 over 2008, as the Company began to reduce headcount and

Post Properties, Inc.	39
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

associated costs in late 2008 and into 2009 as a result of a decision to cease new development starts. The decrease in expenses was offset by $1,933 of decreased capitalization of development personnel due to reduced net development activity in 2009 as development communities were completed. As a result of continued cost reduction efforts in 2009, the Company expects net investment and development expenses to be somewhat lower for the full year of 2010, compared to 2009.

Other investment costs increased $723 or 52.2% from 2008 and 2009. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2009 primarily reflects a full year of expense in 2009 for certain land parcels that were no longer considered probable of future development as of mid-year 2008.

Impairment, severance and other charges in 2009 included a non-cash write-off of $9,658 for certain condominium land held for future investment. The gross non-cash impairment charge includes the amount allocable to the noncontrolling interest, or $1,560, in the consolidated entity holding the land. In addition, the Company recognized its share of a non-cash impairment charge recognized at the Atlanta Condominium Project held in an unconsolidated entity. The gross non-cash impairment charge totaling $74,733, including the write-off of the Company’s cost in excess of its investment capital, is included in equity in earnings of unconsolidated entities and includes the amount allocable to the noncontrolling interest, or $6,514, in the consolidated entity holding the equity investment. See the “Operations Overview” section above for a further discussion of the non-cash impairment charges. The Company also recorded $4,764 in severance charges in 2009 related to headcount reductions, which was partially offset by income of $915 related to a reduction in estimated costs accrued associated with the hurricane damage sustained in 2008. Impairment, severance and other charges in 2008 included non-cash impairment charges of approximately $87,831 relating to a substantial portion of the Company’s land held for development and land held for future investment, as well as the write-off of $2,727 of capitalized pursuit costs associated with certain abandoned projects. Impairment, severance and other charges in 2008 also included severance charges of $5,540 associated with the elimination of certain property management, corporate and development positions in 2008. Finally, in 2008, the Company also recorded $2,764 in estimated casualty losses related to the damage sustained at its Houston, Texas properties from Hurricane Ike. These casualty losses were beneath the Company’s insured wind storm deductible. The Company may record additional impairment and severance charges in future periods depending on market conditions.

Strategic review costs in 2008 of $8,161 were a result of the Company’s formal process to pursue a possible business combination or sale transaction. These costs generally consisted of legal, financial and other costs. The Company’s Board of Directors ended the process in June of 2008 without a transaction.

Interest expense included in continuing operations increased $3,514 or 7.2% from 2008 to 2009 primarily due to increased interest costs associated with higher average debt levels at slightly higher average rates in 2009, and by slightly lower interest capitalization in 2009. Higher debt levels related to a strategic decision to increase the Company’s cash liquidity to be used to fund the completion of development projects under construction and to fund near-term debt maturities. Decreased interest capitalization on the Company’s development projects of $147 between years was primarily due to the reduction in interest capitalization in the second half of 2009 as apartment units were completed at the Company’s development communities. Interest expense included in discontinued operations decreased from $3,916 in 2008 to $777 in 2009 primarily due to interest expense associated with three communities classified as held for sale or sold in 2009 compared to seven communities classified as held for sale or sold in 2008. The Company expects interest expense in 2010 to be higher than in 2009 due to the cessation of interest capitalization on apartment communities completed in 2009 and on the Company’s remaining development apartment and condominium communities as such projects are generally expected to be completed in the first half of 2010.

Equity in income of unconsolidated real estate entities decreased $75,671 from 2008 to 2009. The decrease was primarily due to the recognition of a $74,733 non-cash impairment charge at an unconsolidated entity constructing luxury condominium homes as discussed above. Other than the impairment charge, the remaining decrease between periods was primarily due to the increased interest expense at two of the unconsolidated entities that refinanced debt in the second half of 2008 at both higher principal amounts and higher interest rates as well as sales and marketing expenses at the Company’s unconsolidated condominium project.

Other income (expense), net decreased $807 from 2008 to 2009 primarily due to income of $874 in 2009 related to the mark-to-market of an interest rate swap agreement that had become ineffective under generally accepted accounting

Post Properties, Inc.	40
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

principles. The interest rate swap arrangement was terminated in 2009. Other expenses also included estimated state franchise taxes in 2009 and 2008.

The net loss on early extinguishment of indebtedness of $3,317 in 2009 reflects net extinguishment losses of $4,039 from the early extinguishment of secured mortgage indebtedness, net losses of $97 related to the extinguishment of senior unsecured notes through open market purchases and net losses of $2,626 from the early retirement of $92,275 variable rate taxable mortgage bonds and the settlement of a related interest rate swap arrangement. These losses were partially offset by net gains of $3,445 from repurchasing $174,858 of unsecured notes through a tender offer, some of which were repurchased at a net discount.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $32,541 or 179.7% from 2008 to 2009. The increase in annually recurring capital expenditures of $3,154 reflects an increase of $1,589 primarily related to roofing expenditures at four communities in 2009, as well as timing of breezeway and landscape expenditures between periods. The increase in periodically recurring capital expenditures of $29,387 primarily reflects increased capital expenditures related to the Company’s exterior water remediation program at several communities of approximately $29,849 between years and increased costs, approximately $2,085 between years, associated with non-revenue generating capital expenditures at two communities incurred in conjunction with the Company’s rehabilitation of the communities in 2008 and 2009 offset somewhat by reduced structural expenditures of $1,520 primarily at one Texas community between years.

Fully Stabilized (Same Store) Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale and communities under rehabilitation. For the 2009 to 2008 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2008. This portfolio consisted of 41 communities with 14,921 units, including ten communities with 4,242 units (28.4%) located in Atlanta, Georgia, eleven communities with 3,429 units (23.0%) located in Dallas, Texas, five communities with 1,905 units (12.8%) located in the greater Washington D.C. metropolitan area, three communities with 1,877 units (12.6%) located in Tampa, Florida, four communities with 1,388 units (9.3%) located in Charlotte, North Carolina and eight communities with 2,080 units (13.9%) located in other markets. The operating performance of these communities is summarized as follows:

	Year ended December 31,
	2009	2008	% Change
Rental and other revenues	$226,324	$236,320	(4.2)%
Property operating and maintenance expenses (excluding depreciation and amortization)	92,644	95,052	(2.5)%

Same store net operating income (1)	$133,680	$141,268	(5.4)%

Capital expenditures (2)
Annually recurring:
Carpet	$2,739	$2,689	1.9%
Other	8,817	5,981	47.4%

Total annually recurring	11,556	8,670	33.3%
Periodically recurring	32,666	7,058	362.8%

Total capital expenditures (A)	$44,222	$15,728	181.2%

Total capital expenditures per unit
(A ÷ 14,921 units)	$2,964	$1,054	181.2%

Average economic occupancy (3)	94.0%	94.2%	(0.2)%

Average monthly rental rate per unit (4)	$1,270	$1,325	(4.2)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 38 for a reconciliation of net operating income for stabilized communities to GAAP net income.

Post Properties, Inc.	41
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year ended December 31,
	2009	2008
Annually recurring capital expenditures by operating segment
Fully stabilized	$11,556	$8,670
Communities stabilized during 2008	918	817
Development, rehabilitation and lease-up	461	357
Other segments	523	1,318

Total annually recurring capital expenditures per statements of cash flows	$13,458	$11,162

Periodically recurring capital expenditures by operating segment
Fully stabilized	$32,666	$7,058
Communities stabilized during 2008	704	79
Development, rehabilitation and lease-up	2,196	66
Other segments	1,911	1,001

Total periodically recurring capital expenditures per statements of cash flows	$37,477	$8,204

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 92.8% and 93.0% for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, net concessions were $2,045 and $2,006, respectively, and employee discounts were $749 and $809, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Rental and other revenues decreased $9,996 or 4.2% from 2008 to 2009. This decrease primarily resulted from a 4.2% decrease in the average monthly rental rate per apartment unit. The decrease in average rental rates resulted in a revenue decrease of approximately $9,867 between periods. Average economic occupancy was relatively flat at 94.2% for 2008 and 94.0% in 2009. The occupancy change resulted in lower vacancy losses of $131. The remaining decrease in property revenues of $260 was due primarily to lower lease fee income, somewhat higher net concessions, offset by higher utility reimbursement revenue. Overall, the revenue performance of the operating portfolio in 2009 reflected weak market conditions (see “Operations Overview” and “Outlook” where discussed further). Average occupancy levels were relatively flat between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects that rental revenues will continue to decline on a year over year basis in 2010, as new leases turnover at lower market rental rates. See the “Outlook” section below for an additional discussion of trends for 2010.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $2,408 or 2.5% from 2008 to 2009. This decrease was primarily due to decreased personnel expense of $495 or 2.3%, decreased advertising expenses of $442 or 11.4%, decreased utility expenses of $299 or 2.4%, decreased property tax expense of $398 or 1.3%, and decreased maintenance and grounds expenses of $374 or 2.7%. Personnel expenses decreased primarily due to reduced headcount and somewhat lower bonus payments due to weak operating results between years. Advertising expenses decreased primarily due to the reduction in print advertising programs in 2009. Utility expenses decreased primarily due to lower negotiated electric rates in Texas in 2009, offset somewhat by higher water and sewer expenses in Atlanta, Georgia. Property tax expenses decreased due primarily to somewhat reduced valuations across most markets due to the impact of weak economic conditions and declining property net operating income. Maintenance and grounds expenses decreased due primarily to reduced grounds expenses due to the out-sourcing of grounds maintenance in late 2008 and due to reduced exterior painting between years.

Post Properties, Inc.	42
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2008 and 2007 is summarized as follows:

	Year ended December 31,
	2008	2007	% Change
Rental and other property revenues
Fully stabilized communities (1)	$220,217	$217,207	1.4%
Communities stabilized during 2007 (2)	10,684	7,613	40.3%
Development, rehabilitation and lease-up communities	19,169	16,108	19.0%
Condominium conversion and other communities (3)	639	9,810	(93.5)%
Acquired communities (4)	5,420	2,124	155.2%
Other property segments (5)	24,782	23,860	3.9%

	280,911	276,722	1.5%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	88,391	85,299	3.6%
Communities stabilized during 2007 (2)	4,209	3,991	5.5%
Development, rehabilitation and lease-up communities	11,545	8,081	42.9%
Condominium conversion and other communities (3)	268	4,455	(94.0)%
Acquired communities (4)	2,452	862	184.5%
Other property segments, including corporate management expenses (5)	28,414	30,867	(7.9)%

	135,279	133,555	1.3%

Property net operating income (7)	$145,632	$143,167	1.7%

Capital expenditures (8)(9)
Annually recurring:
Carpet	$2,778	$2,783	(0.2)%
Other	7,283	6,327	15.1%

Total	$10,061	$9,110	10.4%

Periodically recurring	$8,046	$8,182	(1.7)%

Average apartment units in service	16,499	16,610	(0.7)%

(1)	Communities which reached stabilization prior to January 1, 2007.
(2)	Communities which reached stabilization in 2007.
(3)

Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under ASC Topic 360 (previously SFAS No. 144) and communities converted to joint venture ownership in 2007.

(4)	Operating communities acquired subsequent to January 1, 2007.
(5)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $1,029 and $602 for the years ended December 31, 2008 and 2007, respectively.

(6)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance. For the years ended December 31, 2008 and 2007, corporate property management expenses were $12,883 and $16,167, respectively.

Post Properties, Inc.	43
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(7)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year ended December 31,
	2008	2007
Total same store NOI	$131,826	$131,908
Property NOI from other operating segments	13,806	11,259

Consolidated property NOI	145,632	143,167

Add (subtract):
Interest income	667	822
Other revenues	1,029	602
Depreciation	(63,530)	(61,476)
Interest expense	(48,863)	(47,447)
Amortization of deferred financing costs	(3,473)	(3,297)
General and administrative	(16,808)	(18,093)
Investment and development	(5,131)	(7,302)
Other investment costs	(1,384)	(400)
Strategic review costs	(8,161)	-
Impairment, severance and other charges	(98,862)	-
Gains (losses) on sales of real estate assets, net	2,752	100,015
Equity in income (loss) of unconsolidated real estate entities	1,224	1,556
Other income (expense), net	(1,239)	(1,098)

Income (loss) from continuing operations	(96,147)	107,049
Income from discontinued operations	87,777	75,900

Net income (loss)	$(8,370)	$182,949

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

	Year ended December 31,
	2008	2007
Annually recurring capital expenditures
Continuing operations	$10,061	$9,110
Discontinued operations	1,101	2,000

Total annually recurring capital expenditures per statements of cash flows	$11,162	$11,110

Periodically recurring capital expenditures
Continuing operations	$8,046	$8,182
Discontinued operations	158	269

Total periodically recurring capital expenditures per statements of cash flows	$8,204	$8,451

The Operating Partnership reported a net loss attributable to common unitholders of $16,402 for the year ended December 31, 2008 compared to net income available to common unitholders of $173,455 for the year ended December 31, 2007. The Company reported a net loss attributable to common shareholders of $16,289 for the year ended December 31, 2008 compared to net income available to common shareholders of $171,062 for the year ended December 31, 2007. As discussed below, the decrease between periods primarily reflects reduced gains on sales of apartment communities (including proportionate gains on the sale of a 75% interest in three apartment communities to a joint venture), in both continuing and discontinued operations, and land parcels of $73,657, a decrease in gains on sales of condominiums, net of taxes, of $11,162 and strategic review, impairment, severance and other costs of $107,023 in 2008.

Rental and other revenues from property operations increased $4,189 or 1.5% from 2007 to 2008 primarily due to increased revenues from the Company’s fully stabilized communities of $3,010 or 1.4%, increased revenues of $3,071 or 40.3% from communities that achieved full stabilization in 2007, increased revenue from development, rehabilitation and lease-up communities of $3,061 or 19.0% and increased revenues from acquired communities of $3,296, offset by reduced

Post Properties, Inc.	44
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

revenues from condominium conversion and other communities of $9,171. The revenue increase from fully stabilized communities is discussed more fully below. The revenue increase from communities that achieved full stabilization in 2007 reflects two communities that were fully stabilized for 2008 compared to the communities being in lease-up and under rehabilitation for 2007. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of two communities and one community expansion between years. The revenue increase from acquired communities reflects the Company’s acquisition of one community in July 2007. The revenue decrease from condominium conversion and other communities was due primarily to the transfer and sale of a 75% interest in three communities to an unconsolidated entity in mid to late 2007 and to a lesser extent the reduction of leased units as units were vacated for conversion and sale throughout 2008 and 2007.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,724 or 1.3% from 2007 to 2008 primarily due to increases from fully stabilized communities of $3,092 or 3.6%, from development, rehabilitation and lease-up communities of $3,464 or 42.9% and from acquisition communities of $1,590, offset by reduced expenses from condominium conversion and other communities of $4,187 or 94.0%. The expense increase from stabilized communities is discussed below. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and one community expansion between years. The expense increase from acquisition communities reflects a full year of expenses in 2008 from the community acquired in July 2007. The expense decrease from condominium conversion and other communities primarily reflects the reduced expenses from the transfer and sale of a 75% interest in three communities to an unconsolidated entity in mid to late 2007.

For the year ended December 31, 2008, gains on real estate assets in discontinued operations included gains of $75,204 from the sale of four apartment communities containing 1,093 apartment units. For the year ended December 31, 2007, gains on sales of real estate assets in continuing operations included a 75% proportionate gain of $81,268 related to the transfer and sale of a 75% interest in three communities to an unconsolidated entity, as well as $5,186 from the sale of land sites. Gains on real estate assets in discontinued operations for the year ended December 31, 2007 included gains of $62,407 from the sale of three apartment communities containing 807 apartment units.

For the years ended December 31, 2008 and 2007, gains on sales of real estate assets from condominium sales activities, before income taxes, were $3,657 and $13,945, respectively. As discussed in the consolidated financial statements, condominium gains, before income taxes, of $3,626 and $13,561 in 2008 and 2007, respectively, were included in continuing operations. The decrease in aggregate condominium gains between periods primarily reflects the sales of 44 units at condominium conversion communities in 2008 compared to 94 in 2007, and 69 units sold in 2008 compared to 129 units sold in 2007 at developed communities. Additionally, the decrease in condominium profits between periods reflects lower revenue and profit margin expectations in 2008, including the negative impact of lowering such expectations throughout 2008. Lower revenues and profit margins were driven primarily by the slowing residential housing market in 2008 resulting from tighter credit markets, an over supply of condominium units and declining general economic conditions. Condominium profits in 2008 reflect a reduction for income tax expense of $874 primarily due to the timing of income recognition for income tax reporting purposes.

Depreciation expense increased $2,054 or 3.3% from 2007 to 2008, primarily due to increased depreciation of $1,940 related to development and lease-up communities as apartment units were placed in service in late 2007 and 2008, increased depreciation of $259 related to communities that stabilized in 2007 and $625 related to one community acquired in 2007. In addition, depreciation expense increased by approximately $1,303 between periods due to an acceleration of depreciation expense resulting from a revision in estimated useful life for certain assets expected to be retired in 2009 as a result of the Company’s exterior remediation project, $466 between periods due to the acceleration of depreciation related to the retirement of six apartment units and certain enclosed garages at a Florida community in order to accommodate an expansion of the community in 2007, reduced depreciation of $1,374 resulting from the contribution of three communities into an unconsolidated entity in mid to late 2007 and decreased depreciation of $267 at commercial properties due to prior year accelerated depreciation of tenant improvements at certain properties resulting from early terminations.

General and administrative expenses decreased $1,285, or 7.1%, from 2007 to 2008 primarily due to reduced corporate legal costs incurred during the Company’s concluded strategic review process, reduced executive incentive compensation accruals, reduced accruals for certain employee award programs and reduced travel and entertainment expenses that were eliminated as part of the Company’s initiative to reduce expenses.

Post Properties, Inc.	45
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Investment and development expenses decreased $2,171 or 29.7% from 2007 and 2008. In 2008, the Company’s development personnel and other costs decreased $402 over 2007, as the Company began to reduce headcount and associated costs as a result of a decision to cease new development starts in late 2008 and into 2009. The decrease in expenses was also due to $1,769 of increased capitalization of development personnel to increased development activity commencing in 2007 and continuing into 2008.

Other investment costs increased $984 or 246.0% from 2007 and 2008. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2008 reflects a full year of expense in 2008 for certain land parcels no longer considered probable of future development in the near term.

Impairment, severance and other charges in 2008 included non-cash impairment charges of approximately $87,831 relating to a substantial portion of the Company’s land held for sale and land held for future investment, as well as the write off of $2,727 in capitalized pursuit costs associated with abandoned projects. Impairment, severance and other charges in 2008 also included severance charges of $5,540 associated with management and associate workforce reductions in 2008. The impairment and severance charges resulted from decisions to reduce the Company’s development pipeline and personnel costs after an evaluation of its current pipeline in light of difficult market conditions and upon the conclusion of a strategic review process in the first six months of 2008. Additionally, the Company recorded estimated casualty losses of approximately $2,764 in 2008 related to damage sustained at the Company’s Houston, Texas properties from Hurricane Ike in September 2008. These losses were below the Company’s insured wind storm deductible.

Strategic review costs in 2008 of $8,161 were a result of the Company’s formal process to pursue a possible business combination or sale transaction. These costs generally consist of legal, financial and other costs. The Company’s Board of Directors ended the process in June 2008 without a transaction.

Interest expense included in continuing operations increased $1,416 or 2.98% from 2007 to 2008 primarily due to increased interest costs associated with slightly higher debt levels in 2008. Higher debt levels related to a strategic decision to increase the Company’s cash liquidity to be used to fund the completion of development projects under construction and to fund near-term debt maturities. The increased expense amounts between periods were offset somewhat by increased interest capitalization on the Company’s development projects of $605 between periods. Interest expense included in discontinued operations decreased from $6,186 in 2007 to $3,916 in 2008 primarily due to interest expense associated with seven communities classified as held for sale or sold in 2008 compared to twelve communities classified as held for sale or sold in 2007.

Equity in income of unconsolidated real estate entities decreased $332 or 21.3% from 2007 to 2008. The decrease was primarily due to increased interest expense at two of the unconsolidated entities that refinanced debt during the second half of 2008 at both higher principal amounts and higher interest rates as well as by the cessation of earnings from the unconsolidated entity that was selling condominium conversion units in 2007.

Other income (expense), net for 2008 primarily related to non-cash expense related to the mark-to-market of the Company’s interest rate swap arrangement of $239 due to the ineffectiveness of the swap in the second half of 2008, $202 in inspection costs associated with the Company’s exterior remediation initiative started in 2008 as well as estimated state franchise taxes. Other income (expense), net in 2007 related to estimated state franchise and other income taxes. Franchise taxes are associated with income-based taxes in Texas that became effective in 2007.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $815 or 4.7% from 2007 to 2008. The increase in annually recurring capital expenditures of $951 primarily reflects an increase in expenditures of $1,375 primarily related to amenity and breezeway upgrades as well as generally higher appliance, landscape and pool upgrade expenditures due to the timing of such expenditures between years and capital expenditures of approximately $308 related to the Company’s exterior remediation project, partially offset by a decrease of approximately $732 in expenditures at three communities that were contributed to an unconsolidated entity in mid to late 2007. The decrease in periodically recurring capital expenditures of $136 primarily reflects decreased costs associated with non-revenue generating capital expenditures at one community incurred in conjunction with the Company’s rehabilitation of the community in 2007 (approximately $2,263), reduced expenditures at three communities contributed to unconsolidated entities in 2007 of approximately $758 and reduced expenditures for access upgrades at several communities between years. These decreases were offset by increased capital expenditures for “resident design center” costs of approximately $1,483, capital expenditures related to the Company’s exterior remediation project at several

Post Properties, Inc.	46
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

communities of approximately $1,048 and increased tenant improvements at retail properties in 2008. The “resident design center” program offers certain residents selected unit enhancements (principally appliance upgrades, granite counter tops, closet organizers, wood flooring and wood blinds) in return for increased rental revenues. This program started in late 2007 with a more significant roll out in 2008.

Fully Stabilized (Same Store) Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale, communities under rehabilitation. For the 2008 to 2007 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2007. This portfolio consisted of 38 communities with 14,029 units, including ten communities with 4,242 units (30.2%) located in Atlanta, Georgia, ten communities with 3,095 units (22.1%) located in Dallas, Texas, three communities with 1,877 units (13.4%) located in Tampa, Florida, four communities with 1,700 units (12.1%) located in the greater Washington D.C. metropolitan area, four communities with 1,388 units (9.9%) located in Charlotte, North Carolina and seven communities with 1,727 units (12.3%) located in other markets. The operating performance of these communities is summarized as follows:

	Year ended December 31,
	2008	2007	% Change
Rental and other revenues	$220,217	$217,207	1.4%
Property operating and maintenance expenses (excluding depreciation and amortization)	88,391	85,299	3.6%

Same store net operating income (1)	$131,826	$131,908	(0.1)%

Capital expenditures (2)
Annually recurring:
Carpet	$2,587	$2,495	3.7%
Other	5,799	4,432	30.8%

Total annually recurring	8,386	6,927	21.1%
Periodically recurring	6,647	4,070	63.3%

Total capital expenditures (A)	$15,033	$10,997	36.7%

Total capital expenditures per unit
(A ÷ 14,029 units)	$1,072	$784	36.7%

Average economic occupancy (3)	94.4%	94.6%	(0.2)%

Average monthly rental rate per unit (4)	$1,306	$1,286	1.6%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 44 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year ended December 31,
	2008	2007
Annually recurring capital expenditures by operating segment
Fully stabilized	$8,386	$6,927
Communities stabilized in 2007	175	73
Development, rehabilitation and lease-up	1,173	1,049
Condominium conversion and other	-	731
Acquired	110	27
Other segments	1,318	2,303

Total annually recurring capital expenditures per statements of cash flows	$11,162	$11,110

Periodically recurring capital expenditures by operating segment
Fully stabilized	$6,647	$4,070
Communities stabilized in 2007	184	2,458
Development, rehabilitation and lease-up	144	452
Condominium conversion and other	-	758
Acquired	228	6
Other segments	1,001	707

Total periodically recurring capital expenditures per statements of cash flows	$8,204	$8,451

Post Properties, Inc.	47
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 93.5% and 93.8% for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, net concessions were $1,229 and $988, respectively, and employee discounts were $744 and $816, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Rental and other revenues increased $3,010 or 1.4% from 2007 to 2008. This increase resulted from a 1.6% increase in the average monthly rental rate per apartment unit. The increase in average rental rates resulted in a revenue increase of approximately $3,488 between years. Average economic occupancy decreased from 94.6% in 2007 to 94.4% in 2008. The occupancy decrease between periods resulted in higher vacancy losses of $505 in 2008. Other property revenues increased $27 due primarily to higher utility reimbursements offset by slightly higher net concessions between years of $241. Overall, the revenue performance of the operating portfolio for 2008 reflected moderate, but decelerating, market conditions (see “Operations Overview” above where discussed further). Average occupancy levels remained generally consistent between years.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,092 or 3.6% from 2007 to 2008. This increase was primarily due to increased property tax expenses of $2,129 or 7.8%, increased maintenance expenses of $570 or 5.8%, increased utility expenses of $835 or 7.6% and increased personnel costs of $415 or 2.1%, offset by decreased insurance expense of $303 or 6.4% and decreased advertising expenses of $341 or 8.9%. Property tax expenses increased due to increased property valuations in 2008 and the stepped phase-out of property tax exemptions at the Company’s two New York City assets. Maintenance expenses increased primarily due to higher interior and exterior painting costs, partially due to the timing of the expenses between years. Utility costs increased primarily due to generally higher utility rates and due to the expiration in early 2008 of a favorable pricing program in Texas. Personnel costs increased primarily due to annual salary increases effective in January 2008. Insurance expenses decreased primarily due to reduced property insurance rates achieved in the May 2008 program renewal. Advertising expenses decreased primarily due to the reductions in print advertising as well as reductions in special promotions programs in 2008.

Discontinued Operations

In accordance with ASC Topic 360-20 (previously SFAS No. 144), the operating results and gains and losses on sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statements of operations. For the year ended December 31, 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. For the years ended December 31, 2008 and 2007, income from discontinued operations included the results of operations of the three communities sold in 2009, one condominium conversion community through its sell-out date in 2007 and the results of operations of seven apartment communities sold in 2008 and 2007 through their respective sale dates.

Post Properties, Inc.	48
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The revenues and expenses of these communities for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year ended December 31,
	2009	2008	2007
Revenues
Rental	$7,955	$26,795	$37,111
Other property revenues	510	1,505	2,355

Total revenues	8,465	28,300	39,466

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	2,816	9,729	14,082
Depreciation	-	2,113	5,964
Interest	777	3,916	6,186

Total expenses	3,593	15,758	26,232

Income from discontinued property operations	$4,872	$12,542	$13,234

The decrease in revenues and expenses between years resulted from the Company’s asset sales program and the impact of the reclassification of the operating results relating to the aggregate number of communities held for sale and sold during the periods presented. Likewise, the gains on sales of apartment communities and for-sale condominiums included in discontinued operations for each year fluctuate with the timing and size of apartment communities and condominium homes sold. A discussion of the gains on operating communities and for-sale condominium sales for the years presented is included under the caption “Results of Operations.”

As discussed under “Liquidity and Capital Resources” below, the Company expects to continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year. As of December 31, 2009, the Company had no apartment communities held for sale.

Outlook for 2010

The outlook and assumptions presented below are forward-looking and are based on the Company’s current and expected view of apartment market and U.S. economic conditions, as well as other risks outlined above under the caption “Disclosure Regarding Forward-Looking Statements.” There can be no assurance that the Company’s actual results will not differ materially from the outlook and assumptions set forth below. The Company assumes no obligation to update this outlook in the future.

The Company’s outlook for 2010 is based on the expectation that economic conditions in the U.S. will continue to be relatively weak and that the Company’s markets will continue to experience historically high levels of unemployment. While the U.S. economy has begun to show some signs of recovery, the U.S. economic recovery remains fragile and any recovery in employment is expected to be modest in 2010. Further, the Company believes that if U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. The supply of new apartment deliveries, however, is anticipated to remain in relative balance with rental demand.

Rental and other revenues from fully stabilized communities are expected to decrease moderately in 2010, compared to 2009, driven primarily by new leases turning over at lower market rental rates as the Company seeks to maintain occupancy levels relatively consistent with 2009. Operating expenses of fully stabilized communities are expected to increase modestly in 2010. The Company expects modest increases in property tax, personnel and utility expenses to be somewhat offset by reduced maintenance expenses. As a result, management expects fully stabilized community net operating income to decrease moderately in 2010, which will adversely impact the Company’s results of operations. Management expects net operating income from construction and lease-up communities will increase in 2010 compared to 2009, as the communities continue to lease-up throughout 2010. However, the Company expects lease-up deficits from such communities to increase modestly in 2010, compared to 2009, as the Company ceases interest capitalization on completed apartment units that become available for lease.

Post Properties, Inc.	49
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Management expects interest expense in 2010 to be moderately higher than in 2009 due generally to decreased interest capitalization in 2010, compared to 2009, resulting from the completion of apartment projects under development in 2009 and in early 2010 and the completion of two luxury condominium development projects in 2010.

Management also expects a moderate decline in general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, due in large part to reduced personnel and related costs associated with a management restructuring undertaken in late 2009.

In 2010, the Company does not currently expect to sell any additional apartment communities. The Company, through a taxable REIT subsidiary, expects to complete the sale of condominium homes in two condominium conversion projects. In addition, the Company expects to complete construction of its two luxury condominium development projects in 2010. The Company expects to begin closing unit sales at its Austin Condominium Project in 2010 and, subject to the consent of its construction lenders, may begin sales at its Atlanta Condominium Project in 2010. The amount of sales revenue and profits or losses recognized will depend on the timing, volume and pricing of actual closings in 2010. There can be no assurance that any sales will close or that any profits will be realized. The Company may record net losses from condominium activities in 2010 if gross profits from condominium sales are not sufficient to cover the expensed marketing, sales and carrying costs of the community. Further, as the Company has previously disclosed, it may be required to record additional impairment charges in connection with these two luxury condominium development projects in the first half of 2010 (see “Operations Overview” above where discussed further).

The Company has four apartment communities and two condominium communities under construction with a total expected cost to the Company of approximately $415,000, of which approximately $71,000 remained to be funded, including retainage and construction payables, as of December 31, 2009. Management expects a decrease in expensed investment and development expenses in 2010 primarily resulting from reduced personnel and related costs offset by reduced capitalization of such costs to development projects in 2010 as projects are completed. Other investment costs representing land carry expenses are expected to increase modestly in 2010 due to expected increases in carrying costs.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

The Company’s net cash provided by operating activities decreased from $81,161 in 2008 to $69,263 in 2009 primarily due to reduced property net operating income in 2009 from fully stabilized communities of $7,588, increased lease-up deficits at lease-up communities of approximately $4,091 in 2009, as well as the unfavorable change in the working capital components (primarily decreased accounts payable and accrued expenses) included in operating activities offset by the lack of $8,161 of strategic review costs incurred in 2008. The Company’s net cash provided by operating activities, decreased from $97,644 in 2007 to $81,161 in 2008 primarily due to strategic review costs of approximately $8,161, the payment of employee severance costs and hurricane casualty losses as well as the unfavorable change in the working capital components (primarily decreased accounts payable and accrued expenses between years) included in operating activities. The Company expects cash flows from operating activities to decline in 2010 primarily driven by the anticipated reduced performance of the Company’s fully stabilized communities resulting from continued weak economic conditions, higher interest expense and carrying costs from the Company’s lease-up communities and luxury condominium communities, the dilutive impact of 2009 asset sales, offset somewhat by decreases in general and administrative, investment group and property management overhead expense and increased net operating income from lease-up communities in 2009.

Net cash flow from investing activities changed from $21,727 of net cash provided by investing activities in 2008 to $24,871 of net cash used in investing activities in 2009 primarily due to reduced proceeds from real estate sales in 2009. Net cash flows from investing activities changed from $27,876 of net cash used in investing activities in 2007 to $21,727 of net cash provided by investing activities in 2008 primarily due to decreased apartment and land acquisition expenditures in 2008. In 2007, the Company acquired one apartment community for approximately $75,200 as well as additional land parcels, offset somewhat by reduced cash flows from unconsolidated entities due to distributions to the

Post Properties, Inc.	50
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Company resulting from the contribution of a 75% interest in three communities to unconsolidated entities in 2007. In 2010, the Company expects to continue to incur development expenditures to complete projects under development and to complete the exterior remediation project. The Company does not currently expect to sell any apartment communities in 2010.

Net cash flows used in financing activities increased from $38,973 in 2008 to $106,517 in 2009 primarily due to increased net debt retirements in 2009, offset somewhat from proceeds of $68,098 from an equity offering and the reduction in the quarterly common stock dividend from $0.45 per share in 2008 to $0.20 per share in 2009. Net cash flows used in financing activities decreased from $61,874 in 2007 to $38,973 in 2008 primarily due to increased net borrowings used to partially fund on-going development expenditures in 2008. In 2010, the Company expects that its outstanding debt may increase slightly, depending on the level of proceeds, if any, from the Company’s at-the-market equity offering of common stock (discussed below), principally to fund the expected development and remediation expenditures discussed above.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Management currently intends to continue operating the Company as a REIT in 2010. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

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

For the year ended December 31, 2009, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders (excluding exterior remediation project costs of $30,897).

Beginning with the dividend paid in January 2009, the Company’s board of directors approved a reduction of the quarterly dividend payment rate to common shareholders from $0.45 per share to $0.20 per share. This decision to reduce the dividend was part of the Company’s strategy to maintain the strength of its balance sheet and to provide additional cash liquidity and financial flexibility in the current weak economic environment.

For 2010, the Company currently expects to maintain its current quarterly dividend payment to common shareholders of $0.20 per share. To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures (excluding the expected cost of the exterior remediation project of approximately $12,700 in 2010) to fund the dividend payments to common and preferred shareholders. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments and remaining expenditures expected to be incurred in connection with the exterior remediation project in 2010. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. To the extent that management considers it advisable to distribute gains from any asset sales to shareholders in the form of a special dividend, the Company may pay a portion of such dividend in the form of stock to preserve liquidity. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s unsecured revolving lines of credit as of December 31, 2009 (discussed below) was created primarily through the Company’s asset sales program, through new secured mortgage financings in the first half of 2009 and the proceeds from

Post Properties, Inc.	51
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

an equity offering in the second half of 2009. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating communities, through possible proceeds from the Company’s at-the-market common equity sale program and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities. At present, the Company has deferred substantive activities on its pre-development pipeline and management believes that the timing of future development starts will depend largely on improving conditions in the U.S. economy and improving employment conditions in the Company’s markets, the availability of construction loan or other financing, and continued stability in the capital markets.

As previously discussed, the Company has used the proceeds from the sale of operating communities and condominium homes and availability under its unsecured revolving lines of credit as a means of funding its development and acquisition activities. Total net sales proceeds from operating community, condominium and land sales (including in 2007, the sale of a 75% interest in three apartment communities to an unconsolidated entity in which the Company retained a 25% interest) in 2009, 2008 and 2007 were $170,777, $234,511 and $312,674 (including approximately $67,000 of tax deferred exchange proceeds held in escrow at December 31, 2007), respectively. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of December 31, 2009, the Company had no apartment communities held for sale.

As of December 31, 2009, the Company’s aggregate pipeline of development projects under construction totaled approximately $415,000, of which approximately $71,000 remained to be funded by the Company, including retainage and construction payables, as of December 31, 2009. The Company is also underway with an initiative to remediate the exteriors of certain of its communities with stucco exteriors or exterior insulation finishing systems (“EIFS”). The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000. Through December 31, 2009, the Company had incurred approximately $32,253 of capital expenditures relating to these remediation projects. The Company expects to fund future construction expenditures and estimated remediation expenditures primarily by utilizing available cash and cash equivalents and borrowing capacity under its unsecured revolving lines of credit and under a construction loan. The Company has discussed funding and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact how construction expenditures relating to the underlying mixed-use development held by an unconsolidated entity are funded in the future.

During 2009, the Company closed a total of $288,517 of secured mortgage loans with a weighted average interest rate of 5.92% and a weighted average term to maturity of approximately 10 years. Also, in the first quarter of 2009, the Company made a tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon the expiration of the tender offer, the Company repurchased $84,495 of its 7.7% senior notes at par and $90,363 principal amount of its 5.125% senior notes at $85,845. This note repurchase resulted in a net gain on extinguishment of approximately $3,445. The Company also fully redeemed its $92,275 weekly remarketed variable rate taxable mortgage bonds and settled and terminated a related interest rate arrangement in the first quarter of 2009. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626. The Company funded these note and bond retirements using available cash equivalents and the proceeds of new long-term secured borrowings discussed above.

In September 2009, the Company completed a public offering for 4,025 shares of its common stock at a price of $17.75 per share. This offering generated proceeds of approximately $68,098 after deducting the underwriting discount and offering expenses payable by the Company. In October 2009, the Company used a portion of the net proceeds from the offering to repay approximately $39,244 of existing mortgage indebtedness, secured by one of the Company’s operating properties, that was scheduled to mature in November 2011, and to pay a prepayment penalty of $4,039 in connection with the early extinguishment of such debt. In the fourth quarter of 2009, the Company also repurchased approximately $19,909 of its 6.3% senior unsecured notes due 2013 and approximately $4,316 of its 5.45% senior unsecured notes due 2012 through open-market repurchases at aggregate amounts approximating par value.

At December 31, 2009, the Company had no outstanding borrowings and approximately $3,639 of outstanding letters of credit under its $630,000 combined unsecured revolving line of credit facilities. The unsecured revolving lines of credit

Post Properties, Inc.	52
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

mature in April 2010, but the $600,000 facility contains a one-year extension to April 2011 at the Company’s option. The Company intends to extend this credit facility prior to its initial maturity date, at which time the Company may also consider reducing its aggregate available capacity under such facility. In March 2009, Standard & Poor’s Ratings Service lowered its corporate credit rating on the Company to BBB- from BBB, and at the same time revised its outlook to stable. The Company’s corporate credit rating at Moody’s Investor Service is currently Baa3 and the outlook is stable. As a result of this ratings change, the interest rate spread on the Company’s unsecured revolving lines of credit increased to 80.0 basis points over LIBOR from 57.5 basis points, and the facility fee increased to 17.5 basis points from 15.0 basis points. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving lines of credit facilities and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit and senior unsecured notes at December 31, 2009.

As of February 15, 2010, the Company had no outstanding borrowings and letters of credit totaling approximately $3,639 under its $630,000 combined unsecured revolving line of credit facilities. The Company has $100,505 of unsecured notes maturing in 2010. Management believes it will have adequate capacity under its unsecured revolving lines of credit together with available cash and cash equivalents to execute its 2010 business plan and meet its short-term liquidity requirements. Additionally, the Company currently believes that it will continue to have access to additional equity capital, unsecured financing and secured financing through loan programs sponsored by Fannie Mae and Freddie Mac. However, the amount and timing of any new debt financings may be limited by restrictive covenants under unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt to total assets, as defined. There can also be no assurances that such secured financing will continue to be available through U.S. government sponsored programs or that the Company’s access to additional debt financings will not be limited by its financial covenants.

In February 2010, the Company also initiated an at-the-market common equity program for the sale of up to 4,000 shares of common stock. The Company expects to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. There can be no assurance that the Company will sell any common shares under this program. Sales under this program will be dependent on a variety of factors, including (among others) market conditions, the trading price of the Company’s common stock, and the potential use of proceeds.

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2009, were as follows:

	Obligation Due Date
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$1,281,070	$160,212	$211,859	$444,667	$464,332
Lines of credit and other variable rate debt (2)	8,362	139	8,223	-	-
Operating leases (3)	156,984	1,892	3,856	3,345	147,891
Other long-term obligations (4)	35,356	8,890	8,045	3,024	15,397
Development and construction obligations (5)	55,472	55,472	-	-	-

	$1,537,244	$226,605	$231,983	$451,036	$627,620

(1)	Amounts include principal and interest payments.
(2)	At December 31, 2009, the Company had issued letters of credit to third parties totaling $3,639 under its credit facility arrangements.
(3)	Primarily includes ground leases underlying apartment communities owned by the Company.
(4)	Represents amounts committed to current executive officers under the terms of employment agreements and former executive officers and other former employees under severance agreements as well as certain advertising and other contracts.
(5)	Represents estimated remaining amounts necessary to complete projects under development at December 31, 2009, including amounts due under general construction contracts.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $50,935, $19,366 and $19,561 for the years ended December 31, 2009, 2008 and 2007, respectively. The capital expenditure totals for the years ended December 31, 2009 and 2008 included $30,897 and $1,356, respectively, related to

Post Properties, Inc.	53
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

expenditures associated with the Company’s on-going exterior remediation project. Excluding the capital expenditures related to the exterior remediation project (discussed below) and based on the size of the Company’s operating property portfolio at December 31, 2009, the Company expects that its capital expenditures in 2010 will be modestly higher than the amount incurred in 2009 as the Company seeks to maintain the operating performance of its assets. Additionally in 2010, the Company expects to complete the capital expenditures related to its exterior remediation project designed to remediate communities with stucco or EIFS exteriors. The remaining expected costs under this program are approximately $12,700.

Off-Balance Sheet Arrangements

At December 31, 2009, the Company held investments in three unconsolidated entities that own apartment communities. The Company held 25% to 35% equity interests in these apartment LLCs. These unconsolidated entities have third party mortgage indebtedness totaling $206,495 at December 31, 2009. The Company’s share of this indebtedness totaled $59,601 at December 31, 2009.

The Company, through its interest in a limited liability company (the “Condominium LLC”), and its joint venture partner also hold an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that is in the process of constructing a mixed-use development, consisting of 129 luxury condominium units (referred to as the “Atlanta Condominium Project”), sponsored by the Company and its partner, and Class A office space, sponsored by two additional independent investors. The Mixed-Use LP and a related consolidated limited liability company (the “Land LLC”), holding land for future investment, have entered into a construction loan facility with an aggregate capacity of $187,128. At December 31, 2009, the construction loan had an outstanding balance of $133,098, and the Company’s share of the aggregate loan held by the Condominium LLC was $56,975 at December 31, 2009. A portion of the construction loan held by the Land LLC totaling $8,153 is included in consolidated indebtedness. Under the terms of the construction loan facility, the Company and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed the principal amount of the loan outstanding in an amount not to exceed the lesser of approximately $25,313, or the amount of payment required to cause the principal balance of the Condominium LLC and Land LLC portion of the loan to be reduced to a loan-to-cost ratio that is equal to or less than 60%. In addition, the Company and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed certain debt service payments of the Condominium LLC and Land LLC portion of the construction loan not to exceed approximately $6,154. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LP, including the Company, have jointly and severally guaranteed the shell completion of the mixed-use building. The construction loan agreement also contains minimum sales prices below which the Condominium LLC is not able to execute sales contracts with prospective buyers for condominium units without the lender’s prior written consent. As current market prices for condominium units at this project are substantially below the minimum sales prices, the Condominium LLC has not executed any sales contracts to date. The Company has discussed funding, minimum sales prices and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact the timing and amount of future sales of condominium units and how construction expenditures relating to the project are funded in the future.

The Condominium LLC has also entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 1, 2012, at which point the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The Company guaranteed the payment of one-half of the licensing fee, of which the Company’s portion should not exceed $4,800.

Long-term Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2009 is included in note 4 to the consolidated financial statements. A summary of changes in secured and unsecured debt in 2009 is discussed below.

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

Post Properties, Inc.	54
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

securitization program. Such amendments did not change the basic economic terms of the loans; however, in connection with such amendments, the Company received modification fees in an aggregate amount of approximately $2,022 plus reimbursement of certain costs incurred in connection with such modifications. The modification fees received will be amortized over the remaining term of the loans.

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

In March 2009, the Company fully redeemed its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Company also settled and terminated a related interest rate swap arrangement (see note 13 to the consolidated financial statements) in conjunction with the debt extinguishment. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626.

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

In October 2009, the Company prepaid approximately $39,244 of secured mortgage indebtedness that was scheduled to mature in late 2011. As a result of the retirement, the Company incurred a prepayment penalty of $4,039. The interest rate on the mortgage indebtedness was 6.1%.

In October, November and December 2009, the Company repurchased approximately $19,909 of its 6.3% senior unsecured notes due 2013 and approximately $4,316 of its 5.45% senior unsecured notes due 2012 through open-market repurchases at aggregate amounts approximating par value.

Stock and Debt Repurchase Programs

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. There were no shares repurchased in 2009. Subsequent to December 31, 2009, the Company repurchased preferred stock with a liquidation value of approximately $912 under a Rule 10b5-1 plan.

The Company’s board of directors also authorized the Company’s management to explore repurchases of indebtedness. In February 2009, the Company repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845 through a public tender offer. In October and November 2009, the Company repurchased $19,909 of its 6.3% senior notes due in 2013 and $4,316 of its 5.45% senior notes due in 2012 through open-market repurchases at aggregate amounts approximating par value.

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

Post Properties, Inc.	55
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

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

Acquisition of assets and community development and other capitalized expenditures for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	Year ended December 31,
	2009	2008	2007
New community development and acquisition activity (1)	$128,888	$173,204	$284,239
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	4,247	16,340	13,074
Other community additions and improvements (3) (6)	37,477	8,204	8,451
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	13,458	11,162	11,110
Corporate additions and improvements	379	692	2,903

	$184,449	$209,602	$319,777

Other Data
Capitalized interest	$12,259	$12,406	$11,801

Capitalized development and associated costs (5)	$3,889	$5,822	$4,053

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)

Includes approximately $30,897 and $1,048 of periodically recurring for the years ended December 31, 2009 and 2008, respectively, and $308 of annually recurring expenditures for the year ended December 31, 2008 related to the Company’s exterior remediation project started in 2008.

Current Development Activity

At December 31, 2009, the Company had four communities containing 1,428 apartment units under development or in lease-up. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft.	Estimated Cost	Costs Incurred as of 12/31/09	Quarter of Const. Start	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)	Units Leased (2)
Post Eastside™	Dallas, TX	435	37,900	$57.9	$56.0	4Q 2006	2Q 2008	2Q 2010	365
Post Sierra at Frisco Bridges™	Dallas, TX	268	29,000	42.1	40.4	3Q 2007	2Q 2009	3Q 2010	173
Post Park®	Wash. DC	396	1,700	84.7	80.3	4Q 2007	2Q 2009	4Q 2010	161
Post West Austin™	Austin, TX	329	-	53.2	51.4	4Q 2007	2Q 2009	3Q 2010	155

Total		1,428	68,600	$237.9	$228.1				854

Post Properties, Inc.	56
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of February 1, 2010.

Also, at December 31, 2009, the Company was constructing 277 for-sale condominium homes in two luxury communities (including 129 units in one community held in an unconsolidated entity). The Four Seasons Residences in Austin, Texas, consists of 148 homes, of which 72 homes were under contract as of February 1, 2010. As of December 31, 2009, the Company had incurred $106,546 of construction costs for the project and expects total estimated construction costs to be approximately $135,500 upon completion. This project is expected to begin delivering condominium units in the second quarter of 2010. The Company’s other luxury condominium project, The Ritz-Carlton Residences, Atlanta, Buckhead, consists of 129 homes. As of December 31, 2009, this project had incurred $96,182 of construction costs and expects total estimated construction costs to be approximately $115,900 upon completion (both excluding impairment charges discussed below). In the second quarter of 2009, the Company recognized a non-cash impairment charge discussed previously in “Operations Overview,” of approximately $68,219, including the write-off of the Company’s invested capital and net of amounts allocable to the noncontrolling interests, to write this condominium project down to its estimated fair value. The Company concluded that no additional impairment existed as of December 31, 2009 (see “Operations Overview” above). This project is expected to begin delivering condominium units in the second quarter of 2010.

In 2008, the Company recognized non-cash impairment charges totaling $90,558 to write down a substantial portion of the Company’s land held for investment to their estimated fair values and to write off certain pre-development projects. These impairment charges and write offs primarily resulted from the decision to defer activities on numerous projects in response to deteriorating conditions in the global capital markets and the U.S. economy in the second half of 2008.

At present, management believes that the timing of future development starts will depend largely on improving conditions in the U.S. economy and improving employment conditions in the Company’s markets, the availability of construction loan or other financing, and continued stability in the capital markets. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.

Inflation

For each of the last three years and as of December 31, 2009, substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

Post Properties, Inc.	57
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year ended December 31,
	2009	2008	2007
Net income (loss) available to common shareholders	$(10,860)	$(16,289)	$171,062
Noncontrolling interests - Operating Partnership	(48)	(113)	2,393
Depreciation on consolidated real estate assets	72,420	63,471	65,560
Depreciation on real estate assets held in unconsolidated entities	1,405	1,391	1,143
Gains on sales of apartment communities	(79,366)	(75,204)	(143,674)
Gains on sales of condominiums	(3,481)	(2,783)	(13,945)
Incremental gains (losses) on condominium sales (1)	(99)	(293)	6,922
Gains on sales of real estate assets - unconsolidated entities	-	-	(186)
Incremental gains on condominium sales - unconsolidated entities (2)	-	-	107

Funds (deficit) from operations available to common shareholders and unitholders (2)	$(20,029)	$(29,820)	$89,382

Weighted average shares outstanding - basic	45,396	44,097	43,648
Weighted average shares and units outstanding - basic	45,599	44,404	44,258
Weighted average shares outstanding - diluted (3)	45,396	44,097	44,225
Weighted average shares and units outstanding - diluted (3)	45,599	44,404	44,835

(1)

The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium homes exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(2)

FFO for the year ended December 31, 2009 included net losses on the extinguishment of indebtedness of $3,317, non-cash impairment charges of $76,317 and severance charges of $4,764. FFO for the year ended December 31, 2008, included $8,161 of strategic review costs associated with the Company’s initiation of a formal process to pursue a possible business combination or other sale transaction. FFO also included $98,862 for impairment, severance and other charges. FFO for the year ended December 31, 2007, included gains on the sale of land parcels of $5,186.

(3)

Diluted weighted average shares and units for the years ended December 31, 2009 and 2008 exclude 83 and 126, respectively, of common stock equivalent shares and units that were antidilutive to all income (loss) per share computations under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 217 and 88 for the years ended December 31, 2009 and 2008, respectively, for the computation of funds (deficit) from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

Post Properties, Inc.	58
Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In thousands)

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2009, the Company had $8,153 of variable rate debt tied to LIBOR. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

The table below provides information about the Company’s fixed and floating rate debt that is sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based upon actual rates at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value (4)
Debt obligations	(in thousands)
Long-term debt:
Fixed rate	$101,358	$13,123	$100,104	$186,606	$188,644	$394,772	$984,607	$982,889

Average interest rate	7.68%	5.31%	5.47%	6.07%	6.09%	5.60%	5.98%
Floating rate
Cash management line (1)	-	-	-	-	-	-	-	-
Syndicated line of credit (1)	-	-	-	-	-	-	-	-
Construction loan (2)(3)	-	8,153	-	-	-	-	8,153	7,571

Total floating rate debt	-	8,153	-	-	-	-	8,153	7,571

Total debt	$101,358	$21,276	$100,104	$186,606	$188,644	$394,772	$992,760	$990,460

(1)	Interest on these debt instruments is based on LIBOR plus 0.80% at December 31, 2009. At December 31, 2009, the one-month LIBOR rate was 0.23%.
(2)	Interest on this debt instrument is based on LIBOR plus 1.35% at December 31, 2009. At December 31, 2009, the one-month LIBOR rate was 0.23%.
(3)	Assumes that the construction loan is repaid upon its maturity.
(4)	Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2009.

If interest rates under the Company’s floating rate LIBOR-based indebtedness fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2009, would increase or decrease by approximately $82 on an annualized basis.

In the first quarter of 2009, the Company terminated its one interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Company was required to amortize into expense the cumulative unrecognized loss on the interest rate swap, over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations in 2009.

Post Properties, Inc.	59
Post Apartment Homes, L.P.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 15(a) and are filed as part of this report on the pages indicated. The supplementary data are included in note 19 of the Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company and the Operating Partnership have evaluated the effectiveness of the design and operation of their disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this evaluation was carried out under the supervision and with the participation of the management of the Company and the Operating Partnership, including the chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s and the Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are the controls and other procedures of the Company and Operating Partnership that are designed to ensure that information required to be disclosed by the Company and the Operating Partnership in the reports that they file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s and the Operating Partnership’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

There were no changes to the Company’s or the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

Appearing as exhibits to this Annual Report on Form 10-K are the certifications of the chief executive officer and the chief financial officer required in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

Management’s reports on internal control over financial reporting and the reports of the Company’s and the Operating Partnership’s independent registered public accounting firm are included in Part IV, Item 15 of this annual report on Form 10-K and are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

Post Properties, Inc.	60
Post Apartment Homes, L.P.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The Company has adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website at www.postproperties.com under the “For Investors” section and “Corporate Governance” caption. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Additional information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Post Properties, Inc.	61
Post Apartment Homes, L.P.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1. and 2. Financial Statements and Schedules

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Post Properties, Inc.	62

Post Properties, Inc.

Consolidated Financial Statements

December 31, 2009 and 2008

Post Properties, Inc.	63

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Post Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Post Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and accumulated earnings, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 26, 2010

Post Properties, Inc.	65

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2009	2008
Assets
Real estate assets
Land	$283,217	$258,593
Building and improvements	1,983,839	1,802,496
Furniture, fixtures and equipment	230,271	205,221
Construction in progress	28,274	138,496
Land held for future investment	93,899	81,555

	2,619,500	2,486,361
Less: accumulated depreciation	(625,391)	(553,814)
Condominiums, for-sale and under construction	107,366	65,507
Assets held for sale, net of accumulated depreciation of $0 and $42,379 at December 31, 2009 and 2008, respectively	5,045	85,097

Total real estate assets	2,106,520	2,083,151
Investments in and advances to unconsolidated real estate entities	8,322	39,300
Cash and cash equivalents	13,347	75,472
Restricted cash	11,177	10,164
Deferred charges, net	8,365	10,278
Other assets	29,698	34,290

Total assets	$2,177,429	$2,252,655

Liabilities and equity
Indebtedness	$992,760	$1,112,913
Accounts payable and accrued expenses	79,815	93,175
Investments in unconsolidated real estate entities	54,706	15,985
Dividend and distribution payable	9,724	8,888
Accrued interest payable	4,890	5,493
Security deposits and prepaid rents	16,079	15,941

Total liabilities	1,157,974	1,252,395

Redeemable common units	3,402	4,410

Commitments and contingencies
Equity
Company shareholders' equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
48,453 and 44,222 shares issued and 48,445 and 44,222 shares outstanding at December 31, 2009 and 2008, respectively	484	442
Additional paid-in-capital	960,593	886,643
Accumulated earnings	57,253	105,300
Accumulated other comprehensive income (loss)	-	(1,819)

	1,018,359	990,595
Less common stock in treasury, at cost, 97 and 80 shares at December 31, 2009 and 2008, respectively	(3,240)	(2,965)

Total Company shareholders' equity	1,015,119	987,630
Noncontrolling interests - consolidated real estate entities	934	8,220

Total equity	1,016,053	995,850

Total liabilities and equity	$2,177,429	$2,252,655

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	66

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Revenues
Rental	$260,048	$266,204	$262,436
Other property revenues	15,203	14,707	14,286
Other	1,072	1,029	602

Total revenues	276,323	281,940	277,324

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	131,658	135,279	133,555
Depreciation	74,442	63,530	61,476
General and administrative	16,296	16,808	18,093
Investment and development	4,114	5,131	7,302
Other investment costs	2,107	1,384	400
Strategic review costs	-	8,161	-
Impairment, severance and other costs	13,507	98,862	-

Total expenses	242,124	329,155	220,826

Operating income (loss)	34,199	(47,215)	56,498
Interest income	245	667	822
Interest expense	(52,377)	(48,863)	(47,447)
Amortization of deferred financing costs	(3,079)	(3,473)	(3,297)
Net gains on condominium sales activities	3,481	2,752	100,015
Equity in income (loss) of unconsolidated real estate entities	(74,447)	1,224	1,556
Other expense	(432)	(1,239)	(1,098)
Net loss on early extinguishment of indebtedness	(3,317)	-	-

Income (loss) from continuing operations	(95,727)	(96,147)	107,049

Discontinued operations
Income from discontinued property operations	4,872	12,542	13,234
Gains on sales of real estate assets	79,366	75,235	62,790
Loss on early extinguishment of indebtedness	-	-	(124)

Income from discontinued operations	84,238	87,777	75,900

Net income (loss)	(11,489)	(8,370)	182,949
Noncontrolling interests - consolidated real estate entities	8,218	(395)	(1,857)
Noncontrolling interests - Operating Partnership	48	113	(2,393)

Net income (loss) available to the Company	(3,223)	(8,652)	178,699
Dividends to preferred shareholders	(7,637)	(7,637)	(7,637)

Net income (loss) available to common shareholders	$(10,860)	$(16,289)	$171,062

Per common share data - Basic
Income (loss) from continuing operations (net of preferred dividends)	$(2.10)	$(2.35)	$2.20
Income from discontinued operations	1.86	1.98	1.72

Net income (loss) available to common shareholders	$(0.24)	$(0.37)	$3.92

Weighted average common shares outstanding - basic	45,179	44,009	43,491

Per common share data - Diluted
Income (loss) from continuing operations (net of preferred dividends)	$(2.10)	$(2.35)	$2.18
Income from discontinued operations	1.86	1.98	1.69

Net income (loss) available to common shareholders	$(0.24)	$(0.37)	$3.87

Weighted average common shares outstanding - diluted	45,179	44,009	44,068

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	67

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Redeemable Common Units
												(see note 6)
Equity and Accum. Earnings, December 31, 2006	2,900	43,486	$29	$436	$869,587	$79,408	$(3,490)	$(7,675)	$938,295	$2,268	$940,563	$32,216
Comprehensive income
Net income	-	-	-	-	-	178,699	-	-	178,699	1,857	180,556	2,393
Net change in derivative value	-	-	-	-	-	-	(458)	-	(458)	-	(458)	(6)

Total comprehensive income (loss)									178,241	1,857	180,098	2,387
Proceeds from employee stock purchase, stock option and other plans	-	187	-	1	(302)	-	-	4,929	4,628	-	4,628	-
Adjustment for ownership interest of redeemable common units	-	235	-	1	1,581	-	(14)	3,527	5,095	-	5,095	(5,095)
Stock-based compensation	-	-	-	-	4,062	-	-	-	4,062	-	4,062	56
Treasury stock acquisitions	-	(83)	-	-	-	-	-	(3,694)	(3,694)	-	(3,694)	-
Dividends to preferred shareholders	-	-	-	-	-	(7,637)	-	-	(7,637)	-	(7,637)	-
Dividends to common shareholders and distributions to unitholders ($1.80 per share and unit)	-	-	-	-	-	(78,644)	-	-	(78,644)	-	(78,644)	(1,051)
Distributions to noncontrolling interests—consolidated real estate entities, net	-	-	-	-	-	-	-	-	-	(153)	(153)	-
Adjustment to redemption value of redeemable common units	-	-	-	-	-	12,005	-	-	12,005	-	12,005	(12,005)

Equity and Accum. Earnings, December 31, 2007	2,900	43,825	29	438	874,928	183,831	(3,962)	(2,913)	1,052,351	3,972	1,056,323	16,508
Comprehensive income
Net income (loss)	-	-	-	-	-	(8,652)	-	-	(8,652)	395	(8,257)	(113)
Net change in derivative value	-	-	-	-	-	-	2,161	-	2,161	-	2,161	15

Total comprehensive income (loss)									(6,491)	395	(6,096)	(98)
Proceeds from employee stock purchase, stock option and other plans	-	145	-	2	1,769	-	-	(583)	1,188	-	1,188	-
Adjustment for ownership interest of redeemable common units	-	252	-	2	4,919		(18)	531	5,434	-	5,434	(5,434)
Stock-based compensation	-	-	-	-	5,027	-	-	-	5,027	-	5,027	34
Dividends to preferred shareholders	-	-	-	-	-	(7,637)	-	-	(7,637)	-	(7,637)	-
Dividends to common shareholders and distributions to unitholders ($1.55 per share and unit)	-	-	-	-	-	(68,396)	-	-	(68,396)	-	(68,396)	(446)
Consolidation of equity method investment	-	-	-	-	-	-	-	-	-	6,845	6,845	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(2,992)	(2,992)	-
Adjustment to redemption value of redeemable common units	-	-	-	-	-	6,154	-	-	6,154	-	6,154	(6,154)

Equity and Accum. Earnings, December 31, 2008	2,900	44,222	$29	$442	$886,643	$105,300	$(1,819)	$(2,965)	$987,630	$8,220	$995,850	$4,410

Post Properties, Inc.	68

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS (cont’d)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Redeemable Common Units
												(see note 6)
Equity and Accum. Earnings, December 31, 2008	2,900	44,222	$29	$442	$886,643	$105,300	$(1,819)	$(2,965)	$987,630	$8,220	$995,850	$4,410
Comprehensive income
Net loss	-	-	-	-	-	(3,223)	-	-	(3,223)	(8,218)	(11,441)	(48)
Net change in derivative value	-	-	-	-	-	-	1,819	-	1,819	-	1,819	10

Total comprehensive income (loss)									(1,404)	(8,218)	(9,622)	(38)
Proceeds from common stock offering, net of underwriting discount and offering costs of $3,346	-	4,025	-	40	68,058	-	-	-	68,098	-	68,098	-
Proceeds from employee stock purchase, stock option and other plans	-	156	-	2	532	-	-	(315)	219	-	219	-
Conversion of redeemable common units for shares	-	42	-	-	732	-	-	40	772	-	772	(772)
Adjustment for ownership interest of redeemable common units	-	-	-	-	129	-	-	-	129	-	129	(129)
Stock-based compensation	-	-	-	-	4,499	-	-	-	4,499	-	4,499	20
Dividends to preferred shareholders	-	-	-	-	-	(7,637)	-	-	(7,637)	-	(7,637)	-
Dividends to common shareholders and distributions to unitholders ($0.80 per share and unit)	-	-	-	-	-	(37,119)	-	-	(37,119)	-	(37,119)	(157)
Consolidation of equity method investment (see note 3)	-	-	-	-	-	-	-	-	-	1,560	1,560	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(628)	(628)	-
Adjustment to redemption value of redeemable common units	-	-	-	-	-	(68)	-	-	(68)	-	(68)	68

Equity and Accum. Earnings, December 31, 2009	2,900	48,445	$29	$484	$960,593	$57,253	$-	$(3,240)	$1,015,119	$934	$1,016,053	$3,402

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	69

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(11,489)	$(8,370)	$182,949
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	74,442	65,643	67,440
Amortization of deferred financing costs	3,079	3,473	3,297
Gains on sales of real estate assets, net	(83,072)	(78,861)	(162,806)
Other expense (income), net	(215)	2,380	1,123
Asset impairment charges	9,658	90,558	-
Equity in (income) loss of unconsolidated entities	74,447	(1,224)	(1,556)
Distributions of earnings of unconsolidated entities	1,677	2,650	2,554
Deferred compensation	89	665	502
Stock-based compensation	4,519	5,061	4,118
Net loss on early extinguishment of debt	3,317	141	124
Changes in assets, decrease (increase) in:
Other assets	1,718	(39)	(3,535)
Deferred charges	(491)	(260)	(177)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(603)	1,105	(497)
Accounts payable and accrued expenses	(6,938)	(1,472)	2,754
Security deposits and prepaid rents	(875)	(289)	1,354

Net cash provided by operating activities	69,263	81,161	97,644

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(124,100)	(154,017)	(262,958)
Net proceeds from sales of real estate assets	170,777	234,511	245,522
Capitalized interest	(12,259)	(12,406)	(11,801)
Annually recurring capital expenditures	(13,458)	(11,162)	(11,110)
Periodically recurring capital expenditures	(37,477)	(8,204)	(8,451)
Community rehabilitation and other revenue generating capital expenditures	(4,247)	(16,340)	(13,074)
Corporate additions and improvements	(379)	(692)	(2,903)
Distributions from (investments in and advances to) unconsolidated entities	(5,104)	(11,944)	36,033
Note receivable collections and other investments	1,376	1,981	866

Net cash provided by (used in) investing activities	(24,871)	21,727	(27,876)

Cash Flows From Financing Activities
Lines of credit proceeds	482,511	782,978	832,012
Lines of credit repayments	(533,375)	(989,389)	(683,650)
Proceeds from indebtedness	288,517	304,683	-
Payments on indebtedness	(359,915)	(44,500)	(123,145)
Payments of financing costs and other	(7,777)	(2,752)	(894)
Proceeds from common stock offering	68,098	-	-
Proceeds from employee stock purchase and stock options plans	130	523	4,126
Treasury stock acquisitions	-	-	(3,694)
Distributions to noncontrolling interests - real estate entities	(628)	(2,992)	656
Distributions to noncontrolling interests - common unitholders	(167)	(614)	(1,156)
Dividends paid to preferred shareholders	(7,637)	(7,637)	(7,637)
Dividends paid to common shareholders	(36,274)	(79,273)	(78,492)

Net cash used in financing activities	(106,517)	(38,973)	(61,874)

Net increase (decrease) in cash and cash equivalents	(62,125)	63,915	7,894
Cash and cash equivalents, beginning of period	75,472	11,557	3,663

Cash and cash equivalents, end of period	$13,347	$75,472	$11,557

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	70

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2009, the Company owned 19,863 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,428 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) and is completing the sell out of units in two other condominium conversion communities through a taxable REIT subsidiary. At December 31, 2009, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2009, the Company had outstanding 48,445 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.6% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 174 at December 31, 2009 and represented a 0.4% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Company’s weighted average common ownership interest in the Operating Partnership was 99.6%, 99.3% and 98.6% for the years ended December 31, 2009, 2008 and 2007, respectively.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The “FASB Accounting Standards Codification” (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative generally accepted accounting principles in the United States. As such, the Company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will cite the ASC references which are organized by topic.

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

Post Properties, Inc.	71

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In 2009, the Company reclassified the balance of condominiums under construction of $50,897 at December 31, 2008 from the caption, “Construction in progress,” to the caption, “Condominiums, for sale and under construction,” on the consolidated balance sheet to conform to the 2009 presentation. In 2009, the Company also corrected its presentation of proceeds and payments on revolving lines of credit in the consolidated statements of cash flows to present the gross amounts. Historically, these amounts were presented on a net basis. All prior years were corrected to conform to the gross presentation.

Cost capitalization

The Company capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment and condominium communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Annually recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Periodically recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the rehabilitation of communities and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Company expenses as incurred interior and exterior painting of its operating communities, unless those communities are under rehabilitation or major remediation.

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with apartment and condominium communities under development and construction. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2009, 2008 and 2007 were approximately 6.3%, 6.3% and 6.6%, respectively. Internal personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

For cash flow statement purposes, the Company classifies capital expenditures for developed condominium communities and for condominium conversion communities in investing activities in the caption titled, “Construction and acquisition of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Net proceeds from sales of real estate assets.”

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

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment,” (previously SFAS No. 144, “Accounting for Impairment

Post Properties, Inc.	72

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

or Disposal of Long-Lived Assets”). Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities or for newly developed condominiums, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” below) and the net book value of the assets being converted into condominiums or newly developed are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, for-sale and under construction.” In either case, subsequent to the classification of the assets being converted to held for sale, no further depreciation expense is recorded.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment - Real Estate Sale,” (previously SFAS No. 66, “Accounting for Sales of Real Estate”). For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Deposit Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. For condominium conversion projects relating to a portion of an existing apartment community, the Company also recognizes revenues and the associated gains under the Deposit Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under ASC Topic 360, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing

Post Properties, Inc.	73

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

operations. In prior years and in accordance with ASC Topic 360 (previously SFAS No. 144), gains on sales of condominium units at complete community condominium conversion projects were included in discontinued operations.

For newly developed condominiums, the Company accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20 (previously SFAS No. 66 and EITF 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”). The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of December 31 2009, all newly developed condominium projects are accounted for under the Deposit Method.

Fair value measurements

The Company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” (previously SFAS No. 157, “Fair Value Measurements,”) to the valuation of real estate assets recorded at fair value, if any, to its impairment valuation analysis of real estate assets (see note 7) and to its disclosure of the fair value of financial instruments, principally indebtedness (see note 14). In prior years, the Company applied this guidance to derivative financial instruments (see note 13). Fair value disclosures required under ASC Topic 820 are summarized in note 14 utilizing the following hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3 – Unobservable inputs for the assets or liability.

Long-term ground leases

The Company is party to five long-term ground leases associated with land underlying certain of the Company’s apartment communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Ground lease expense is recognized on the straight-line method over the life of the leases that contain stated rent increases.

Apartment community acquisitions

In accordance with the provisions of ASC Topic 805, “Business Combinations,” (previously SFAS No. 141, “Business Combinations,”) the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases and in-place leases are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 5 months to 18 months). The Company accounts for its apartment community acquisitions in accordance with ASC Topic 805.

Stock-based compensation

The Company accounts for stock-based compensation under the fair value method prescribed by ASC Topic 505, “Equity-Based Payments to Non-Employees,” and ASC Topic 718, “Compensation—Stock Compensation,” (previously SFAS No. 123R, “Share-Based Payment”). This guidance requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.

Post Properties, Inc.	74

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging,” (previously SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended). In prior years, the Company used derivative financial instruments, interest rate swap and interest rate cap arrangements to manage or hedge its exposure to interest rate changes. The Company generally designated each derivative instrument as a hedge of specific interest expense cash flow exposure. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows were recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions were recognized in earnings. Quarterly, the Company evaluated the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges were recognized immediately in earnings.

Cash and cash equivalents

All investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted cash

Restricted cash is generally comprised of resident security deposits for apartment communities located in Florida, Maryland and New York and earnest money and escrow deposits associated with the Company’s for-sale condominium business.

Deferred financing costs

Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related indebtedness.

Per share data

The Company reports both basic and diluted earnings per share using as prescribed by ASC Topic 260, “Earnings Per Share” (previously SFAS No. 128). Effective January 1, 2009, the Company adopted additional guidance in ASC Topic 260 (previously FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). The additional guidance required entities with participating securities that contain non-forfeitable rights to dividends, like the Company’s unvested share-based payment awards (see note 9), to use the two-class method for computing basic and dilutive EPS. Under the two-class method earnings (losses) are allocated to each class of common stock and to participating securities according to the dividends paid or declared and the relative participation of such securities to remaining undistributed earnings (losses). In accordance with ASC Topic 260, prior period earnings per share amounts have been adjusted accordingly. The adoption of this new guidance did not have a material impact on the Company’s results of operations or earnings per share amounts.

Basic earnings per common share is computed by dividing net income (loss) allocable and available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income (loss) allocable and available to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options. Common share equivalents are excluded from the computations in years in which they have an anti-dilutive effect. The computation of basic and diluted earnings per share for income from continuing operations is detailed in note 6.

Noncontrolling interests

Effective January 1, 2009, the Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation” (previously SFAS No. 160 and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”). ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent

Post Properties, Inc.	75

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

equity on the consolidated balance sheet). ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Company currently has two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership and (2) noncontrolling interests related to its consolidated real estate entities (see note 6).

The Company accounts for the redemption of noncontrolling interests in the Operating Partnership in exchange for shares of company common stock at fair value in accordance with ASC Topic 810. These transactions result in a reduction in the noncontrolling interest of common unitholders in the Operating Partnership and a corresponding increase in equity in the accompanying consolidated balance sheet at the date of conversion. In accordance with guidance in ASC Topic 810 (previously EITF Topic No. D-98) the noncontrolling interest in the Operating Partnership is carried at the greater of its redemption value or net book value.

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

The Company adopted new guidance in ASC Topic 855, “Subsequent Events” (previously SFAS No. 165, “Subsequent Events”), as of June 30, 2009. The new guidance further clarifies the period subsequent to the balance sheet date in which companies should disclose certain financial statement events or transactions. It also further clarifies the circumstances under which a company should consider recognition of those events or transactions occurring after the balance sheet date as well as provides guidance regarding the required disclosures. The new guidance did not have a material impact on the Company’s financial statements or results of operations (see note 18).

The Company adopted new guidance in ASC Topic 825, “Financial Instruments” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), as of June 30, 2009. The new guidance requires that companies disclose information about the fair value of their financial instruments in both interim and annual periods. The Company has included the required fair value disclosures in its notes to the consolidated financial statements (see note 14).

New guidance in ASC Topic 810, “Consolidation” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). was issued in June 2009. This guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. The guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE and (4) amending certain guidance for determining which entities are VIEs. The guidance also requires enhanced disclosures surrounding VIEs, whether or not they are consolidated by the reporting company, including additional line item captions directly on the statement of financial position. This guidance is effective for the Company on January 1, 2010. The Company has assessed the potential impact and determined that it will not have a material impact on its financial position and results of operations.

Post Properties, Inc.	76

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

2.	REAL ESTATE ACTIVITIES

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At December 31, 2009, the Company had one parcel of land classified as held for sale totaling $5,045, which represents the lower of cost or fair value less costs to sell. Under ASC Topic 360 (previously SFAS No. 144), the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. In 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. In 2008 and 2007, income from discontinued operations included the results of operations of the three apartment communities sold in 2009, one condominium conversion community through its sell-out date in 2007 and the results of operations of seven apartment communities sold in 2008 and 2007 through their respective sale dates.

The revenues and expenses of these communities in 2009, 2008 and 2007 were as follows:

	Year ended December 31,
	2009	2008	2007
Revenues
Rental	$7,955	$26,795	$37,111
Other property revenues	510	1,505	2,355

Total revenues	8,465	28,300	39,466

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	2,816	9,729	14,082
Depreciation	-	2,113	5,964
Interest	777	3,916	6,186

Total expenses	3,593	15,758	26,232

Income from discontinued property operations	$4,872	$12,542	$13,234

In 2009, the Company recognized net gains in discontinued operations of $79,366 from the sale of three apartment communities, containing 1,328 units. These sales generated aggregate net proceeds of approximately $148,553. In 2008, the Company recognized net gains in discontinued operations of $75,204 from the sale of four apartment communities, containing 1,093 units. These sales generated aggregate net proceeds of approximately $132,391. In 2007, the Company recognized net gains in discontinued operations of $62,406 from the sale of three communities containing 807 units. These sales generated net proceeds of approximately $90,893, of which a portion ($66,938) was held by an exchange intermediary at December 31, 2007, prior to the completion of a tax deferred exchange in 2008.

In 2007, the Company transferred three operating apartment communities to a newly formed unconsolidated entity in which the Company retained a 25% non-controlling interest, for aggregate proceeds of approximately $134,922. This transaction resulted in a gain on sale of real estate in continuing operations totaling approximately $81,268 in 2007. The gain was calculated as the difference between the proceeds received from the independent third party for its 75% interest in the unconsolidated entity and the Company’s 75% proportionate share of the net book value of the operating communities transferred to the unconsolidated entity. Additionally, the unconsolidated entity obtained mortgage financing secured by the apartment communities totaling approximately $126,724, of which approximately $31,681 was distributed to the Company. In 2007, gains on sales of real estate assets in continuing operations also included gains of $5,186 on the sale of land sites.

Condominium activities

At December 31, 2009, the Company is constructing two luxury condominium communities containing 277 units (including 129 units in one community held in an unconsolidated entity – see note 3). The aggregate construction in progress for the consolidated luxury condominium community totaled $106,546 and $50,897 at December 31, 2009 and 2008, respectively. In addition, the Company is completing the sell out of condominium units at two condominium

Post Properties, Inc.	77

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

conversion communities (nine units remain unsold at December 31, 2009). At December 31, 2009 and 2008, the carrying value of completed, unsold units totaled $819 and $14,610, respectively. These amounts were included in the accompanying balance sheet under the caption, “Condominiums, for-sale and under construction.”

Income from continuing operations included net gains from condominium sales activity at developed condominium projects and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with pre-sale condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations in 2009, 2008 and 2007 was as follows:

	Year ended December 31,
	2009	2008	2007
Condominium revenues	$21,999	$35,178	$77,458
Condominium costs and expenses	(18,293)	(31,552)	(63,897)

Gains on sales of condominiums, before income taxes	3,706	3,626	13,561
Provision for income taxes	(225)	(874)	-

Net gains on sales of condominiums	$3,481	$2,752	$13,561

In 2008 and 2007, gains on sales of real estate assets included in discontinued operations also included net gains totaling $31 and $384, respectively, from condominium sales activities at one condominium conversion community. This community completed the sell out of its units in 2007.

At December 31, 2009 the Company evaluated the carrying values of its consolidated under construction and condominium units held for sale. For the consolidated under construction community, this evaluation utilized the held for investment model (cumulative projected undiscounted cash flows) and concluded no adjustment of the carrying value was required at December 31, 2009. For completed condominiums, this evaluation utilized the held for sale model (discounted projected cash flows) and also concluded no adjustment of the carrying value was required at December 31, 2009. Upon the completion of the community under construction, the evaluation of the carrying value of the community will change to the held for sale model described above.

Acquisitions

The Company did not acquire any apartment communities in 2009 or 2008.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At December 31, 2009, the Company holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company holds 25% to 35% equity interests in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At December 31, 2009 and 2008, the Company’s investment in the 35% owned Apartment LLCs totaled $8,322 and $8,994, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,907 at December 31, 2009. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at December 31, 2009 and 2008 reflects a credit investment of $14,886 and $14,263, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The Company provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

Post Properties, Inc.	78

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. A summary of financial information for the Apartment LLCs in the aggregate was as follows:

	December 31,
Apartment LLCs - Balance Sheet Data	2009	2008
Real estate assets, net of accumulated depreciation of $27,961 and $21,528, respectively	$257,063	$273,779
Cash and other	5,349	5,642

Total assets	$262,412	$279,421

Mortgage notes payable	$206,496	$214,649
Other liabilities	2,464	2,537

Total liabilities	208,960	217,186
Members’ equity	53,452	62,234

Total liabilities and members’ equity	$262,412	$279,420

Company’s equity investment in Apartment LLCs (1)	$(6,564)	$(5,269)

(1)	At December 31, 2009 and 2008, the Company’s equity investment is shown net of its credit investments of $14,886 and $14,263, respectively, discussed above.

	Year ended December 31,
Apartment LLCs - Income Statement Data	2009	2008	2007
Revenues
Rental	$26,268	$27,138	$17,998
Other property revenues	1,895	1,760	1,169
Other	3	52	121

Total revenues	28,166	28,950	19,288

Expenses
Property operating and maintenance	11,577	11,497	6,987
Depreciation and amortization	6,619	7,622	6,881
Interest	11,977	10,820	5,940

Total expenses	30,173	29,939	19,808

Loss from continuing operations	(2,007)	(989)	(520)

Discontinued operations
Income from discontinued operations	-	119	39
Gains on sales of real estate assets, net	-	-	861

Income from discontinued operations	-	119	900

Net income (loss)	$(2,007)	$(870)	$380

Company’s share of net income (loss)	$532	$1,309	$1,574

Income from discontinued operations and gains on real estate assets represent the operating results and net gains from condominium sales at a condominium conversion community, previously held by another limited liability company that completed its sell out in 2007.

At December 31, 2009, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

Condominium LLCs

The Company, through its interest in a limited liability company (the “Condominium LLC”), and its partner hold an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that is constructing a mixed-use development, consisting of 129 luxury condominium units (referred to as the “Atlanta Condominium Project”), sponsored

Post Properties, Inc.	79

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

by the Company and its partner, and Class A office space, sponsored by two additional independent investors. The Condominium LLC has a related limited liability company (the “Land LLC”) that holds land for future investment that is adjacent to the mixed-use development (see below).

At December 31, 2009, the Company held a majority interest in the Condominium LLC and, therefore, consolidated the Condominium LLC. At December 31, 2009, the Company’s consolidated investment in the Mixed-Use LP reflected a credit investment of $39,820. The credit investment primarily resulted from the recognition of the impairment loss described below, which encompassed the write-off of the Company’s investment in the Mixed-Use LP in the second quarter of 2009 and also encompassed the recognition of the Company’s maximum potential limited recourse obligations under the construction loan guarantees and the licensing and branding arrangement described below. As a result, the Company suspended equity method accounting for the Mixed-Use LP subsequent to June 2009. At December 31, 2008, the Company’s investment in the Mixed-Use LP totaled $30,306, inclusive of the noncontrolling interest in the entity.

The write off of the Company’s investment and recognition of guarantee liabilities resulted, in part, from the recognition of a $74,733 non-cash impairment charge (including the Company’s excess investment totaling approximately $3,054), or $68,219 net of the noncontrolling partner interest in the Mixed-Use LP, recorded in the second quarter of 2009 related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction at the Mixed-Use LP were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. Upon the shell completion of the mixed-use development and subject to the negotiation and execution of new loan documents with the project’s lenders, it is anticipated that the Atlanta Condominium Project will be distributed from the Mixed-Use LP to the Condominium LLC.

The Company, through its interest in the Condominium LLC, accounts for its investment in Mixed-Use LP using the equity method of accounting. A summary of financial information for the Mixed-Use LP was as follows:

	December 31,
Mixed-Use LP - Balance Sheet Data	2009	2008
Construction in progress	$114,508	$124,388
Cash and other	302	1,126

Total assets	$114,810	$125,514

Construction note payable	$124,944	$74,364
Other liabilities	11,661	4,442

Total liabilities	136,605	78,806
Members’ equity (deficit)	(21,795)	46,709

Total liabilities and members’ equity	$114,810	$125,515

	Year ended December 31,
Mixed-Use LP - Income Statement Data	2009	2008	2007
Expenses
Property operating and maintenance	$653	$213	$138
Impairment charge	71,679	-	-

Total expenses	72,332	213	138

Net loss	$(72,332)	$(213)	$(138)

Company’s share of net loss	$(74,979)	$(85)	$(18)

The Mixed-Use LP and the Land LLC entered into a construction loan facility with an aggregate capacity of $187,128. At December 31, 2009, the construction loan had an outstanding balance of $124,944, bears interest at LIBOR plus 1.35% and matures in 2011. As discussed below, a portion of the construction loan related to the consolidated Land LLC is included in consolidated indebtedness. Under the terms of the construction loan facility, the Company and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed the principal amount of the loan outstanding in an amount not to exceed the lesser of approximately $25,313, or the amount of payment required to cause the principal balance of the Condominium LLC and Land LLC portion of the loan to be reduced to a loan-to-cost ratio that

Post Properties, Inc.	80

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

is equal to or less than 60%. In addition, the Company and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed certain debt service payments of the Condominium LLC and Land LLC portion of the construction loan not to exceed approximately $6,154. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LP, including the Company, have jointly and severally guaranteed the shell completion of the mixed-use building.

The construction loan agreement also contains minimum sales prices below which the Condominium LLC is not able to execute sales contracts with prospective buyers for condominium units without the lender’s prior written consent. As current market prices for condominium units at this project are substantially below the minimum sales prices, the Condominium LLC has not executed any sales contracts to date. The Company has discussed funding, minimum sales prices and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact the timing and amount of future sales of condominium units and how construction expenditures relating to the project are funded in the future.

The Condominium LLC has entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 1, 2012, at which point the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales at the Condominium LLC. The Company has guaranteed the payment of one-half of the licensing fee, of which the Company portion should not exceed $4,800.

At December 31, 2008, the Company also held an investment in a 50% Land LLC that holds land adjacent to the condominium project discussed above for future investment and the investment had a credit balance of $1,722. In the second quarter of 2009, the Company made aggregate additional investments and advances of $1,527 to the Land LLC, whereby the Company obtained majority control of the Land LLC. As a result, the Company consolidated the Land LLC in the second quarter of 2009. The consolidation of the Land LLC resulted in the consolidation of land and a portion of the construction loan discussed above totaling $8,153 at December 31, 2009 (see note 4). Subsequently, consistent with the impairment analysis performed for the adjacent Condominium LLC discussed above, the Company determined that the land held by the Land LLC for future development of a second phase condominium tower on this site was not economically viable due to limitations on the potential future use of this site and the continued worsening of conditions in the U.S. economy and the housing markets, specifically in the Atlanta upper-end single family and condominium markets. As a result, the Company concluded that the carrying value of the land held for future investment was not recoverable, and in the second quarter of 2009, the Company recorded a non-cash impairment charge of $9,658, or $8,098 net of the noncontrolling interest in the entity, to write-off the carrying value of the land held for investment.

4.	INDEBTEDNESS

At December 31, 2009 and 2008, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	December 31, 2009	December 31, 2008
Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	$335,917	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.80% (2)	2010	-	40,000
Cash Management Line	N/A	LIBOR + 0.80%	2010	-	10,864

				-	50,864

Secured Notes
Mortgage notes	Prin. and Int.	4.88% - 6.09% (3)	2013-2019	648,690	434,774
FNMA	Prin. and Int.	Remarketed rate (4)	2029	-	92,275

				648,690	527,049

Secured Variable Rate Construction Note	Int.	LIBOR + 1.35%	2011	8,153	-

Total				$992,760	$1,112,913

(1)	Senior unsecured notes totaling approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining unsecured notes mature between 2011 and 2013.
(2)	Represents stated rate. At December 31, 2009, the weighted average interest rate was 1.09%.

Post Properties, Inc.	81

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(3)	There are no maturities in 2010 for the Company’s secured notes. These notes mature between 2013 and 2019.
(4)

FNMA credit enhanced taxable bonds accrued interest at a variable remarketed rate established weekly. Prior to the third quarter of 2008, the interest was fixed at 6.15%, inclusive if credit enhancement and other fees, through an interest rate swap arrangement. Due to the credit market instability beginning in the third quarter of 2008, the interest rate swap became ineffective (see note 13) and the weighted average effective interest costs under the debt arrangement averaged approximately 7.0% for the second half of 2008. The Company prepaid these bonds in 2009 and recognized an extinguishment loss related to the write-off of unamortized deferred loan costs, prepayment penalties as well as the write-off of unamortized derivative losses (see note 13).

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

2010	$101,358
2011	21,276
2012	100,104
2013	186,606
2014	188,644
Thereafter	394,772

$992,760

Debt issuances, retirements and modifications

2009

In January 2009, the Company closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,162, require interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in 2019. In April 2009, certain documents related to these loans were modified to facilitate the securitization of such loans under a Federal Home Loan Mortgage Corporation multifamily loan securitization program. Such amendments did not change the basic economic terms of the loans; however, in connection with such amendments the Company received modification fees in an aggregate amount of approximately $2,022 plus reimbursement of certain costs incurred in connection with such modifications. The modification fees received are being amortized over the remaining term of the loans.

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

In March 2009, the Company fully redeemed its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Company also settled and terminated a related interest rate swap arrangement (see note 13) in conjunction with the debt extinguishment. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626.

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

In October 2009, the Company prepaid approximately $39,244 of secured mortgage indebtedness that was scheduled to mature in late 2011. As a result of the retirement, the Company incurred an extinguishment loss of $4,038 related to the payment of a prepayment penalty. The interest rate on the mortgage indebtedness was 6.1%.

Post Properties, Inc.	82

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In October, November and December 2009, the Company repurchased approximately $19,909 of its 6.3% senior unsecured notes due 2013 and approximately $4,316 of its 5.45% senior unsecured notes due 2012 through open-market repurchases at aggregate amounts approximating par value. These repurchases resulted in net extinguishment losses of $98, including the write off of unamortized deferred financing costs.

2008

In January 2008, the Company closed a $120,000 secured, fixed rate mortgage loan. The loan bears interest at 4.88%, requires interest only payments and initially matures in 2015, at which time the loan is automatically extended for one year to 2016 and bears a variable interest rate based on a 250 basis point spread over the Freddie Mac Reference Bills® Securities rate.

In October 2008, the Company closed six cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principle amount of $184,683, require fixed, interest-only payments at 6.09% and mature in 2014. The mortgage loans are prepayable without penalty beginning after October 2012.

In December 2008, the Company repaid approximately $39,271 of secured indebtedness that was scheduled to mature in early 2009. The Company recorded a loss on early extinguishment of indebtedness of $141 related to the write off of unamortized deferred financing costs related to this indebtedness.

Unsecured lines of credit

At December 31, 2009, the Company utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended for an additional year at the Company’s option through April 2011. The Company intends to exercise its option to extend the Syndicated Line prior to its initial maturity date. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt (see below). The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At December 31, 2009, the Company had issued letters of credit to third parties totaling $3,639 under this facility.

In March 2009, Standard & Poor’s rating service lowered the Company’s corporate credit rating to BBB- from BBB and at the same time revised its outlook to stable. This change resulted in the interest rate spread increasing to 80.0 basis points over LIBOR from 57.5 basis points on the Company’s revolving lines of credit and the facility fee increasing to 17.5 basis points from 15.0 basis points.

Additionally, at December 31, 2009, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Interest paid

Interest paid (including capitalized amounts of $12,259, $12,406 and $11,801 for the years ended December 31, 2009, 2008 and 2007, respectively), aggregated $66,016, $64,080 and $65,931 for the years ended December 31, 2009, 2008 and 2007, respectively.

Post Properties, Inc.	83

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Debt compliance and other

The Company’s Syndicated Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at December 31, 2009.

The aggregate net book value at December 31, 2009 of property pledged as collateral for indebtedness amounted to approximately $608,779.

5. DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,
	2009	2008
Deferred financing costs	$12,968	$15,974
Other	6,429	5,938

	19,397	21,912

Less: accumulated amortization	(11,032)	(11,634)

	$8,365	$10,278

6.	EQUITY AND NONCONTROLLING INTERESTS

Preferred stock

At December 31, 2009, the Company had two outstanding series of cumulative redeemable preferred stock with the following characteristics:

Description	Outstanding Shares	Liquidation Preference	Optional Redemption Date (1)	Redemption Price(1)	Stated Dividend Yield	Approximate Dividend Rate
		(per share)		(per share)		(per share)

Series A	900	$50.00	10/01/26	$50.00	8.5%	$4.25
Series B	2,000	$25.00	(2)	$25.00	7.625%	$1.91

(1)	The redemption price is the price at which the preferred stock is redeemable, at the Company’s option, for cash.
(2)	The Series B preferred stock became redeemable at the Company’s option in 2007.

Common stock and debt repurchases

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. There were no share repurchases in 2009 or 2008.

The Company’s board of directors also authorized the Company’s management to explore opportunistic repurchases of unsecured indebtedness. In October, November and December 2009, the Company repurchased approximately $19,909 of its 6.3% senior unsecured notes due 2013 and approximately $4,316 of its 5.45% senior unsecured notes due 2012 through open-market repurchases at aggregate amounts approximating par value.

Post Properties, Inc.	84

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Common stock offering

In 2009, the Company completed a public offering of 4,025 shares of its common stock at a price of $17.75 per share. The offering generated proceeds of approximately $68,098 after deducting the underwriting discount and estimated offering expenses. The Company used a portion of the net proceeds to repay and repurchase indebtedness. The remaining net proceeds were used for general corporate purposes.

Computation of earnings (loss) per common share

In 2009, 2008 and 2007, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

	Year ended December 31,
	2009	2008	2007
Income (loss) from continuing operations attributable to common shareholders (numerator):
Income (loss) from continuing operations	$(95,727)	$(96,147)	$107,049
Noncontrolling interests - consolidated real estate entities	8,218	(395)	(1,857)
Noncontrolling interests - Operating Partnership - continuing operations	452	719	(1,347)
Preferred stock dividends	(7,637)	(7,637)	(7,637)
Unvested restricted stock (allocation of earnings)	29	18	(301)

Income (loss) from continuing operations attributable to common shareholders	$(94,665)	$(103,442)	$95,907

Common shares (denominator):
Weighted average shares outstanding - basic	45,179	44,009	43,491
Dilutive shares from stock options (1)	-	-	577

Weighted average shares outstanding - diluted (1)	45,179	44,009	44,068

Per-share amount:
Basic	$(2.10)	$(2.35)	$2.20

Diluted	$(2.10)	$(2.35)	$2.18

(1)

In 2009 and 2008, the potential dilution from the Company’s outstanding stock options of 23 and 126 shares was antidilutive to the loss from continuing operations per share calculation. As such, this amount was excluded from weighted average shares.

In 2009, 2008 and 2007, stock options to purchase 2,516, 2,382 and 200 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as these options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810 the Company determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At December 31, 2009, the aggregate redemption value of the noncontrolling interests in of the Operating Partnership of $3,402 was in excess of its net book value of $3,334. At December 31, 2008, the noncontrolling interests in the Operating Partnership were carried at their net book value of $4,410. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

In 2009, 2008 and 2007, income from continuing operations, income from discontinued operations and net income available to the Company were comprised of the following amounts, net of noncontrolling interests:

	Year ended December 31,
	2009	2008	2007
Income (loss) from continuing operations	$(87,057)	$(95,823)	$103,845
Income from discontinued operations	83,834	87,171	74,854

Net income (loss) available to the Company	$(3,223)	$(8,652)	$178,699

Post Properties, Inc.	85

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

7.	IMPAIRMENT, SEVERANCE AND OTHER COSTS

In 2009, the Company recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) to write-down the carrying value of its investment in an unconsolidated condominium development and a parcel of adjacent land. These impairment charges are more fully discussed in note 3. In 2009, the Company also recorded severance charges of $4,764 related to a headcount reduction, partially offset by income of $915 related to a reduction in estimated costs associated with hurricane damage sustained in 2008.

In 2008, the Company recorded impairment charges of approximately $90,558. The impairment charges related to the substantial cessation of current development activities associated with land parcels in pre-development which were written down to their estimated fair market values, the write-off of capitalized pursuit costs associated with certain abandoned projects and the write down of additional land held for sale and land held for future investment. Additionally, in 2008, the Company recorded severance charges of approximately $5,540 related to a management and associate workforce reduction. The impairment and severance charges reflected management’s decision to reduce the size of its workforce and lower overhead expenses in response in part to its decision to reduce the number of markets in which the Company operates, to sell additional operating assets and to focus its development strategy on fewer projects in the near term. In 2008, the Company also recorded estimated casualty losses of approximately $2,764 related to the damage sustained at its Houston, Texas properties as a result of Hurricane Ike. These losses were less than the Company’s insured wind storm deductible.

Also in 2008, the Company announced that its Board of Directors had initiated a formal process to pursue a possible business combination or other sale transaction. The process ended in the second quarter of 2008 without a business combination or other sale transaction. The Company incurred approximately $8,161 of strategic review costs related to this process in 2008.

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Accrued severance charges, beginning of year	$9,405	$11,215	$12,832
Severance charges	-	353	283
Payments for period	(2,292)	(2,895)	(2,640)
Interest accretion	558	732	740

Accrued severance charges, end of year	$7,671	$9,405	$11,215

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (four to seven years).

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

In 2007, other expenses on the consolidated statement of operations included income tax expense of approximately $560 relating to alternative minimum tax. The alternative minimum tax resulted from the utilization of net operating loss carryforwards generated by the Company in prior years.

Post Properties, Inc.	86

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2006 through 2008. Net income tax loss carryforwards and other tax attributes generated in years prior to 2006 are also subject to challenge in any examination of the 2006 to 2008 tax years. In 2008, the Company received notice that its TRSs’ federal income tax return for 2005 had been selected for Internal Revenue Service examination. In 2009, the IRS concluded its examination of the TRSs 2005 tax return that began in late 2008, resulting in additional federal and state taxes and interest of $12.

As of December 31, 2009 and 2008, the Company’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for 2009 and 2008 were not material to the Company’s results of operations, cash flows or financial position.

Reconciliation of net income (loss) available to the Company to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income (loss) and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income (loss) in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income (loss) to taxable income for 2009, 2008 and 2007 is detailed below.

	2009 (Estimate)	2008 (Actual)	2007 (Actual)
Net income (loss) available to the Company	$(3,223)	$(8,652)	$178,699
Add (subtract) net loss (income) of taxable REIT subsidiaries	78,393	52,227	709

Adjusted net income (loss) available to the Company	75,170	43,575	179,408
Book/tax depreciation difference	1,034	(7,065)	(6,967)
Book/tax difference on gains from real estate sales	865	(24,470)	(65,568)
Book/tax difference on stock-based compensation	840	1,824	(339)
Book/tax difference relating to real estate asset carrying values	(31,504)	39,314	-
Other book/tax differences, net	(3,175)	3,478	(1,856)

Taxable income of the Company before allocation of taxable capital gains	43,230	56,656	104,678
Income taxable as capital gains	(75,537)	(54,548)	(87,907)

Taxable ordinary income (loss) of the Company	$(32,307)	$2,108	$16,771

Taxable ordinary income for 2007 was offset by a net operating loss carryforward, effectively eliminating the amount of 2007 dividend treated as ordinary income to the shareholders.

Post Properties, Inc.	87

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Amount (1)	% (1)	Amount (1)	% (1)	Amount (1)	% (1)
Capital gains	$0.51	63.2%	$0.50	27.7%	$1.38	76.6%
Unrecaptured Section 1250 gains	0.04	5.3	0.58	32.3	0.42	23.4
Ordinary income	-	-	0.25	14.1	-	-
Return of capital	0.25	31.5	0.47	25.9	-	-

	$0.80	100.0%	$1.80	100.0%	$1.80	100.0%

(1)

The amounts and percentages detailed in the table above represent average amounts for the years presented. Actual quarterly amounts may differ. The capital gain (including the unrecaptured section 1250 gain) component of the dividend for the successive quarters of 2008 were 80.9%, 70.1%, 44.5% and 44.5%.

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2009, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was higher than the net assets as reported in the Company’s consolidated financial statements by $79,473.

Taxable REIT subsidiaries

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

Income tax expense of the TRSs for the years ended December 31, 2009, 2008 and 2007 is comprised of the following:

	2009	2008	2007
Current tax expense
Federal	$(207)	$590	$900
State	19	74	110

	(188)	664	1,010

Deferred tax expense benefit
Federal	409	184	(900)
State	4	26	(110)

	413	210	(1,010)

Total income tax expense	225	874	-
Income tax expense - discontinued operations	-	-	-

Income tax expense - continuing operations	$225	$874	$-

In 2009 and 2008, deferred tax expense primarily resulted from an adjustment to the Company’s valuation allowances resulting from reduced expectations of available carryback claims to prior years. In addition, no deferred tax benefit was recognized for temporary differences originating in 2009 and 2008 based on a determination that additional deferred tax assets were not realizable through carryback claims to prior years or through expectations of future earnings at the TRS level. In 2007, the Company recognized a deferred tax benefit of $1,010 to offset estimated current income tax expense based on a determination that such deferred tax assets were realizable through the ability of such deferred assets to

Post Properties, Inc.	88

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

generate carryback claims to prior years. Net valuation allowances increased approximately $29,876, $20,964 and $214 in 2009, 2008 and 2007, respectively. Aggregate valuation allowances at December 31, 2009 and 2008 are reflected in the table below.

Other than the impact of state income taxes and the creation of valuation allowances for all originating net deferred tax asset temporary differences, the income tax expense of the TRSs for 2009 and 2008 was consistent with the deferral statutory rate of 35%.

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets
Real estate asset basis differences	$48,298	$18,941
Cost capitalization/recognition	5,534	4,287
Deferred interest	994	1,695
Accrued liabilities	355	683
Other	-	112

	55,181	25,718

Deferred tax liabilities Amortization	(797)	(797)

	(797)	(797)

Net deferred tax assets, before valuation allowances	54,384	24,921
Valuation allowances	(53,997)	(24,121)

Net deferred tax assets (liabilities)	$387	$800

At December 31, 2009 and 2008, management had established valuation allowances against the above listed net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

9.	STOCK-BASED COMPENSATION PLANS

Incentive stock plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). At December 31, 2009, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,516.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model in 2009 and 2007 were as follows (there were no stock options granted in 2008):

	2009	2007
Dividend yield	6.6%	3.8%
Expected volatility	35.4%	18.1%
Risk-free interest rate	2.2%	4.8%
Expected option life	6 years	5 years

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

In 2009 and 2007, the Company granted stock options to purchase 346 and 199, respectively, of Company common stock to Company officers and directors. There were no stock options granted in 2008. In 2009, 2008 and 2007, the Company

Post Properties, Inc.	89

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

recorded compensation expense related to stock options of $1,198, $1,329 and $1,523, respectively, recognized under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans in 2009, 2008 and 2007, is presented below.

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,382	$34	2,455	$34	2,375	$33
Granted	346	12	-	-	199	48
Exercised	-	-	(39)	37	(108)	36
Forfeited	(212)	36	(34)	35	(11)	41

Outstanding at end of year	2,516	31	2,382	34	2,455	34

Options exercisable at year-end	2,220	33	2,189	33	1,797	33

Weighted-average fair value of options granted during the year	$2.09		$-		$7.22

At December 31, 2009, there was $382 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of stock options exercised in 2009, 2008 and 2007 was $0, $194 and $1,397, respectively. The aggregate intrinsic value of stock options outstanding, exercisable and expected to vest at December 31, 2009 was $2,550, $679 and $2,476, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at December 31, 2009 were 3.8 years, 3.2 years and 3.8 years, respectively. Stock options expected to vest at December 31, 2009 totaled 2,503 at a weighted average exercise price of $30.79.

At December 31, 2009, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,269 options outstanding with exercise prices ranging from $12.22 to $28.99. These options have a weighted average exercise price of $22.73 and a weighted average remaining contractual life of 4.4 years. Of these outstanding options, 1,016 were exercisable at December 31, 2009 at a weighted average exercise price of $25.35. In addition, there were 1,247 options outstanding with exercise prices ranging from $31.00 to $48.00. These options had a weighted average exercise price of $38.88 and a weighted average remaining contractual life of 3.3 years. Of these outstanding options, 1,204 were exercisable at December 31, 2009 at a weighted average exercise price of $38.55.

In 2009, 2008 and 2007, the Company granted 127, 111 and 61 shares of restricted stock, respectively, to Company officers and directors. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares granted in 2009, 2008 and 2007 was $13.44, $34.66 and $45.61 per share, respectively. The total value of the restricted share grants in 2009, 2008 and 2007 were $1,708, $3,848 and $2,791, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $3,040, $3,611 and $2,434 in 2009, 2008 and 2007, respectively.

A summary of the activity related to the Company’s restricted stock in 2009, 2008 and 2007 is presented below:

	2009		2008		2007
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, beginning or period	128	$33	119	$35	125	$31
Granted	127	13	111	35	61	46
Vested	(120)	26	(102)	38	(66)	36
Forfeited	(3)	22	-	-	(1)	42

Unvested shares, end of period	132	21	128	33	119	35

Post Properties, Inc.	90

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

At December 31, 2009, there was $2,551 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of restricted shares vested in 2009, 2008 and 2007 was $2,281, $2,041 and $2,680, respectively.

In 2009, the Company suspended awards under a Shareholder Value Plan. In connection with such suspension, participating Company officers agreed to terminate their unvested rights to receive a cash award for two remaining performance periods in exchange for a cash payment of approximately $794. Such amount was accrued in prior periods.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $281, $122 and $160 in 2009, 2008 and 2007, respectively.

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2009, 2008 and 2007. Company contributions of $700, $772 and $896 were made to the 401K Plan in 2009, 2008 and 2007, respectively. In January 2010, contributions related to 2009 were made in the Company’s common stock.

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, three ground leases expiring in 2038, 2066 and 2074 for three separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2009, were as follows:

2010	$1,892
2011	1,921
2012	1,935
2013	1,711
2014	1,634
2015 and thereafter	147,891

The Company incurred $6,025, $7,266 and $6,948 of rent expense, including rent expense under short-term rental and lease arrangements, in 2009, 2008 and 2007, respectively.

Guarantees

The Company has certain principal and debt service guarantees related to the outstanding debt of an unconsolidated entity. In addition, the Company has guaranteed the payment of a portion of the licensing fee payable by the unconsolidated entity under a branding and licensing arrangement with a third party. See note 3 for further discussion.

Legal proceedings

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the

Post Properties, Inc.	91

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

In 2008, the Company initiated a program to remediate approximately 30 communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) with water intrusion and other related issues. The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. From the inception of this initiative through December 31, 2009, the Company has recorded as annually and periodically recurring capital expenditures approximately $32,254 related to this project. In addition and as a result of this project, the Company expects to retire the net book value of building components of approximately $6,505 and, as such, the Company recorded accelerated depreciation totaling $5,204 in 2009 (and $6,505 project to date) over the remaining estimated useful life of those assets. The work has been completed at 17 properties, is currently underway at approximately 12 properties and is expected to be completed at all the properties by mid-year 2010. The work included, but was not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. There can be no assurance that the scope of work or the Company’s estimates of costs will not change in future periods.

12.	RELATED PARTY TRANSACTIONS

In 2009, 2008 and 2007, the Company held investments in Apartment LLC’s accounted for under the equity method of accounting (see note 3). In 2009, 2008 and 2007, the Company recorded, before elimination of the Company’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $3,489, $3,988 and $2,591, respectively, from these related companies. Additionally in 2007, the Company earned interest under loans to unconsolidated entities totaling $449. The Company portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2009 and 2008, the Company had outstanding loan balances to certain current and former company executives totaling $805 and $935, respectively. These loans mature in 2011 and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares. Additionally, at December 31, 2009 and 2008, the Company had outstanding an additional loan to a company executive totaling $200 and $300, respectively. This loan bears interest at 6.32% per annum. If the executive continues to be employed by the Company, the loan will be forgiven annually over a ten year period, maturing in 2011, as defined in the agreement. The annual loan forgiveness under this loan of $100 was recorded as compensation expense in each of the three years in the period ended December 31, 2009.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2008, the Company had an outstanding interest rate swap agreement with a notional value of approximately $92,145 with a maturity date in July 2009. In March 2009, the Company early terminated this interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap.

At December 31, 2008, the fair value of the interest rate swap agreement represented a liability of $2,428, and the liability was included in consolidated liabilities in the accompanying consolidated balance sheets. Prior to the third quarter of

Post Properties, Inc.	92

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

2008, the changes in the fair value of this cash flow hedge were recorded as a change in accumulated other comprehensive income (loss), an equity account, in the accompanying consolidated balance sheet. During the third quarter of 2008, the interest rate swap arrangement, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, changes in the market value of the interest rate swap arrangement were recognized in the consolidated statement of operations, resulting in other income of $874 in 2009 through the swap termination date and other expense of $239 from July 1, 2008 through December 31, 2008.

In addition, the Company had a prior interest rate swap arrangement that became ineffective in 2006. The Company was required to amortize into expense the cumulative unrecognized loss included in equity for these two ineffective interest rate swaps over their remaining lives under the guidance in ASC Topic 815, “Derivatives and Hedging” (previously SFAS No. 133, as amended). Total amortization expense related to these two interest rate swap arrangements was $658, $2,141 and $1,123 in 2009, 2008 and 2007, respectively. The Company extinguished indebtedness related to these two interest rate swap arrangements in 2009 and, as a result, the unamortized loss on these swap arrangements of $1,171 was recognized as a loss upon termination. The loss was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations in 2009.

On February 1, 2008, a $28,495 interest rate cap arrangement expired on its maturity date with no change in its $0 fair value from December 31, 2007.

14.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments, if any, at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2009. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, land held for future investment and assets held for sale, for impairment using Level 3 inputs, primarily comparable sales data, independent appraisals and discounted cash flow models.

In the second quarter of 2009, the Company recognized impairment charges (see notes 3 and 7) to write-off a parcel of land held for future investment to its estimated fair value and to write-down its investment in an unconsolidated entity constructing condominiums (referred to as the “Atlanta Condominium Project”) to its estimated fair value. The Company recorded an impairment charge of $9,658 to write off the carrying value of land held for investment (see note 3). The Company recorded an impairment charge of $74,733, included in equity in losses of unconsolidated entities, that encompasses the write off of the Company’s investment in the Atlanta Condominium Project of $34,912 and also encompassed the recognition of certain limited recourse guarantees by the Company in connection with this investment (see note 3). The estimated fair values of the land and the Company’s investment, based principally on the fair value of the condominiums held by the unconsolidated entity, were determined using Level 3 inputs, consisting primarily of independent appraisals and discounted cash flow models.

Financial instruments

At December 31, 2008, the Company had an interest rate swap arrangement that represented a net fair value liability of $2,428 using Level 2 inputs. In March 2009, the Company early terminated this interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap (see note 13). The change in the market value of the interest rate swap prior to its termination was recognized in the consolidated statement of operations, resulting in other income of $874 in 2009.

Post Properties, Inc.	93

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2009, the fair value of fixed rate debt was approximately $982,889 (carrying value of $984,607) and the fair value of the Company’s variable rate debt, including the Company’s lines of credit, was approximately $7,571 (carrying value of $8,153). At December 31, 2008, the fair value of fixed rate debt was approximately $846,961 (carrying value of $969,774) and the fair value of floating rate debt, including the Company’s lines of credit, was approximately $141,530 (carrying value of $143,139). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

15.	SEGMENT INFORMATION

Segment description

In accordance with ASC Topic 280, “Segment Reporting,” (previously SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information”), the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Company’s chief operating decision makers to manage the business.

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

•	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2008.

•

Development, rehabilitation and lease-up communities – those apartment communities that are under development, rehabilitation and lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•

Condominium conversion and other communities – those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations under ASC Topic 360 (previously SFAS No. 144) (see note 1).

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

Post Properties, Inc.	94

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income (loss) in 2009, 2008 and 2007. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2009	2008	2007
Revenues
Fully stabilized communities	$226,324	$236,320	$226,945
Communities stabilized during 2008	10,781	9,940	7,359
Development, rehabilitation and lease-up communities	16,686	9,228	8,749
Condominium conversion and other communities	131	641	9,810
Other property segments	21,329	24,782	23,859
Other	1,072	1,029	602

Consolidated revenues	$276,323	$281,940	$277,324

Contribution to Property Net Operating Income
Fully stabilized communities	$133,680	$141,268	$136,792
Communities stabilized during 2008	6,073	5,072	3,095
Development, rehabilitation and lease-up communities	6,172	2,551	4,932
Condominium conversion and other communities	73	373	5,355
Other property segments, including corporate management expenses	(2,405)	(3,632)	(7,007)

Consolidated property net operating income	143,593	145,632	143,167

Interest income	245	667	822
Other revenues	1,072	1,029	602
Depreciation	(74,442)	(63,530)	(61,476)
Interest expense	(52,377)	(48,863)	(47,447)
Amortization of deferred financing costs	(3,079)	(3,473)	(3,297)
General and administrative	(16,296)	(16,808)	(18,093)
Investment and development	(4,114)	(5,131)	(7,302)
Other investment costs	(2,107)	(1,384)	(400)
Strategic review costs	-	(8,161)	-
Impairment, severance and other charges	(13,507)	(98,862)	-
Gains on sales of real estate assets, net	3,481	2,752	100,015
Equity in income (loss) of unconsolidated real estate entities	(74,447)	1,224	1,556
Other income (expense), net	(432)	(1,239)	(1,098)
Net loss on early extinguishment of indebtedness	(3,317)	-	-

Income (loss) from continuing operations	(95,727)	(96,147)	107,049
Income from discontinued operations	84,238	87,777	75,900

Net income (loss)	$(11,489)	$(8,370)	$182,949

Post Properties, Inc.	95

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2009, 2008 and 2007 were as follows:

In 2009, the Company became the majority owner of and consolidated a previously unconsolidated entity (see note 3). This consolidation resulted in increases in land held for future investment and other assets of $9,658, cash of $248, indebtedness of $8,153, accounts payable and accrued expenses of $192 and noncontrolling interests of $1,560. This was a non-cash transaction.

In 2009, the Company amortized approximately $658 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). In 2009, the Company also recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,171 related to a terminated interest rate swap derivative financial instrument. The Company further recognized other income in 2009 of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 13). This $874 increase in value also caused a decrease in accounts payable and accrued expenses in 2009. In 2008, the Company amortized approximately $2,141 of accumulated other comprehensive non-cash losses into earnings related to two interest rate swap derivative financial instruments (see note 13). The Company also recognized other expense in 2008 of $239 to record a reduction in the value of an ineffective interest rate swap derivative financial arrangement. The $239 decrease in value also caused an increase in accounts payable and accrued expenses. Other than the changes discussed herein, in 2008, the Company’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in equity of $35. In 2007, the Company amortized approximately $1,123 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). Other than the amortization discussed herein, in 2007, the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in equity of $1,660.

In 2009, 2008 and 2007, Common Units in the Operating Partnership totaling 45, 251 and 235, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to noncontrolling interest for the impact of the Company’s equity offering, employee stock purchase and stock options plans, decreased noncontrolling interest and increased Company equity in the amounts of $901, $5,434 and $5,095 in 2009, 2008 and 2007, respectively.

The Company and the Operating Partnership pay dividends and distributions a quarter in arrears. The Operating Partnership committed to distribute $9,724, $8,888 and $19,933 for the quarters ended December 31, 2009, 2008 and 2007, respectively. As a result, the Company declared dividends of $9,689, $8,844 and $19,721 for the quarters ended December 31, 2009, 2008 and 2007, respectively. The remaining distributions from the Operating Partnership in the amount of $35, $44 and $212 for the quarters ended December 31, 2009, 2008 and 2007, respectively, were accrued for the noncontrolling interests in the Operating Partnership.

In 2009, 2008 and 2007, the Company issued common shares for director compensation, totaling $89, $665 and $502, respectively. These common stock issuances were non-cash transactions.

In 2007, the Company sold two apartment communities and the net proceeds totaling $66,938 were held by an exchange intermediary at December 31, 2007, pending the completion of a tax deferred exchange. These transactions were excluded from the cash flow statement as non-cash transactions.

In 2009, 2008 and 2007, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $2,024, $1,655 and $1,411, respectively.

17.	OTHER INCOME (EXPENSE)

In 2009, 2008 and 2007, other expense included state franchise taxes of $614, $570 and $694, respectively. Franchise taxes are associated with the income-based taxes in Texas that became effective in 2007. Other expense in 2009 also primarily included expenses of $459 related to the Company’s exterior remediation project, the write-off of pursuit costs associated with an abandoned secured financing arrangement of $187, partially offset by non-cash income of $874 for the mark-to-market of an ineffective interest rate swap agreement. Other expense in 2008 also primarily included a non-cash

Post Properties, Inc.	96

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

expense related to the mark-to-market of an interest rate swap agreement of $239, expenses of approximately $202 related to the Company’s exterior remediation project and $141 due to the early extinguishment of indebtedness. Other expense in 2007 also primarily included REIT alternative minimum taxes of approximately $560 (see note 8).

18.	SUBSEQUENT EVENTS

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. No sales of common stock were made under this program in February 2010. The Company expects to use the proceeds from this program, if any, for general corporate purposes.

Subsequent to December 31, 2009, the Company repurchased preferred stock with a liquidation value of approximately $912 under a Rule 10b5-1 plan.

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2009 and 2008 was as follows:

	Year ended December 31, 2009
	First	Second	Third	Fourth
Revenues	$69,178	$69,118	$69,388	$68,640

Income (loss) from continuing operations	(361)	(83,963)	(2,472)	(8,927)
Income from discontinued operations	2,609	26,768	54,861	-

Net income (loss)	2,248	(57,195)	52,389	(8,927)
Noncontrolling interests	74	8,400	(254)	46
Dividends to preferred shareholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income (loss) available to common shareholders	$413	$(50,705)	$50,226	$(10,790)

Earnings (loss) per common share:
Net income (loss) available to common shareholders – basic	$0.01	$(1.14)	$1.13	$(0.22)
Net income (loss) available to common shareholders – diluted	$0.01	$(1.14)	$1.13	$(0.22)

	Year ended December 31, 2008
	First	Second	Third	Fourth
Revenues	$69,712	$70,551	$71,910	$69,767

Income (loss) from continuing operations	(1,956)	(28,801)	119	(65,509)
Income from discontinued operations	5,115	3,232	27,344	52,086

Net income (loss)	3,159	(25,569)	27,463	(13,423)
Noncontrolling interests	(473)	506	(387)	72
Dividends to preferred shareholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income (loss) available to common shareholders	$777	$(26,973)	$25,167	$(15,260)

Earnings (loss) per common share:
Net income (loss) available to common shareholders – basic	$0.02	$(0.61)	$0.57	$(0.35)
Net income (loss) available to common shareholders – diluted	$0.02	$(0.61)	$0.57	$(0.35)

In the second and third quarter of 2009, income from discontinued operations increased primarily due to gains on sales of apartment communities in these periods. In the second and fourth quarters of 2009 the increased loss from continuing operations results from asset impairment charges and severance charges in those periods.

In the first, third and fourth quarters of 2008, income from discontinued operations increased primarily due to gains on sales of apartment communities in those periods. In the second and fourth quarters of 2008, income from continuing operations decreased as a result of asset impairment and severance charges recorded in those periods.

Post Properties, Inc.	97

Post Apartment Homes, L.P.

Consolidated Financial Statements

December 31, 2009 and 2008

Post Apartment Homes, L.P.	98

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Apartment Homes, L.P., including the Partnership’s principal executive officer and principal financial officer, Partnership management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.	99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of

Post Apartment Homes, L.P.:

We have audited the accompanying consolidated balance sheets of Post Apartment Homes, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Operating Partnership’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 26, 2010

Post Apartment Homes, L.P.	100

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per unit data)

	December 31,
	2009	2008
Assets
Real estate assets
Land	$283,217	$258,593
Building and improvements	1,983,839	1,802,496
Furniture, fixtures and equipment	230,271	205,221
Construction in progress	28,274	138,496
Land held for future investment	93,899	81,555

	2,619,500	2,486,361
Less: accumulated depreciation	(625,391)	(553,814)
Condominiums, for-sale and under construction	107,366	65,507
Assets held for sale, net of accumulated depreciation of $0 and $42,379 at December 31, 2009 and 2008, respectively	5,045	85,097

Total real estate assets	2,106,520	2,083,151
Investments in and advances to unconsolidated real estate entities	8,322	39,300
Cash and cash equivalents	13,347	75,472
Restricted cash	11,177	10,164
Deferred charges, net	8,365	10,278
Other assets	29,698	34,290

Total assets	$2,177,429	$2,252,655

Liabilities and equity
Indebtedness	$992,760	$1,112,913
Accounts payable and accrued expenses	79,815	93,175
Investments in unconsolidated real estate entities	54,706	15,985
Distribution payable	9,724	8,888
Accrued interest payable	4,890	5,493
Security deposits and prepaid rents	16,079	15,941

Total liabilities	1,157,974	1,252,395

Redeemable common units	3,402	4,410

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	95,000	95,000
Common units
General partner	10,786	10,540
Limited partner	909,333	883,909
Accumulated other comprehensive income (loss)	-	(1,819)

Total Operating Partnership equity	1,015,119	987,630
Noncontrolling interests - consolidated real estate entities	934	8,220

Total equity	1,016,053	995,850

Total liabilities and equity	$2,177,429	$2,252,655

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	101

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year ended December 31,
	2009	2008	2007
Revenues
Rental	$260,048	$266,204	$262,436
Other property revenues	15,203	14,707	14,286
Other	1,072	1,029	602

Total revenues	276,323	281,940	277,324

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	131,658	135,279	133,555
Depreciation	74,442	63,530	61,476
General and administrative	16,296	16,808	18,093
Investment and development	4,114	5,131	7,302
Other investment costs	2,107	1,384	400
Strategic review costs	-	8,161	-
Impairment, severance and other costs	13,507	98,862	-

Total expenses	242,124	329,155	220,826

Operating income (loss)	34,199	(47,215)	56,498
Interest income	245	667	822
Interest expense	(52,377)	(48,863)	(47,447)
Amortization of deferred financing costs	(3,079)	(3,473)	(3,297)
Net gains on condominium sales activities	3,481	2,752	100,015
Equity in income (loss) of unconsolidated real estate entities	(74,447)	1,224	1,556
Other expense	(432)	(1,239)	(1,098)
Net loss on early extinguishment of indebtedness	(3,317)	-	-

Income (loss) from continuing operations	(95,727)	(96,147)	107,049

Discontinued operations
Income from discontinued property operations	4,872	12,542	13,234
Gains on sales of real estate assets	79,366	75,235	62,790
Loss on early extinguishment of indebtedness	-	-	(124)

Income from discontinued operations	84,238	87,777	75,900

Net income (loss)	(11,489)	(8,370)	182,949
Noncontrolling interests - consolidated real estate entities	8,218	(395)	(1,857)

Net income (loss) available to the Operating Partnership	(3,271)	(8,765)	181,092
Distributions to preferred unitholders	(7,637)	(7,637)	(7,637)

Net income (loss) available to common unitholders	$(10,908)	$(16,402)	$173,455

Per common unit data - Basic
Income (loss) from continuing operations (net of preferred distributions)	$(2.10)	$(2.35)	$2.20
Income from discontinued operations	1.86	1.98	1.72

Net income (loss) available to common unitholders	$(0.24)	$(0.37)	$3.92

Weighted average common units outstanding - basic	45,382	44,316	44,101

Per common unit data - Diluted
Income (loss) from continuing operations (net of preferred distributions)	$(2.10)	$(2.35)	$2.18
Income from discontinued operations	1.86	1.98	1.69

Net income (loss) available to common unitholders	$(0.24)	$(0.37)	$3.87

Weighted average common units outstanding - diluted	45,382	44,316	44,678

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	102

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except per unit data)

	Preferred Units	Common Units	Preferred Units	Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Redeemable Common Units
				General Partner	Limited Partners
	(No. of Units)	(No. of Units)								(see note 6)
Equity, December 31, 2006	2,900	44,191	$95,000	$10,341	$836,444	$(3,490)	$938,295	$2,268	$940,563	$32,216
Comprehensive income
Net income	-	-	7,637	1,735	169,327	-	178,699	1,857	180,556	2,393
Net change in derivative value	-	-	-	-	-	(458)	(458)	-	(458)	(6)

Total comprehensive income (loss)							178,241	1,857	180,098	2,387
Contributions from the Company related to employee stock purchase, stock option and other plans	-	187	-	46	4,582	-	4,628	-	4,628	-
Adjustment for ownership interest of redeemable common units	-	-	-	-	5,109	(14)	5,095		5,095	(5,095)
Equity-based compensation	-	-	-	41	4,021	-	4,062	-	4,062	56
Purchase of common units	-	(83)	-	(37)	(3,657)		(3,694)	-	(3,694)	-
Distributions to preferred unitholders	-	-	(7,637)	-	-	-	(7,637)	-	(7,637)	-
Distributions to common unitholders ($1.80 per unit)	-	-	-	(797)	(77,847)	.-	(78,644)	-	(78,644)	(1,051)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(153)	(153)	-
Adjustment to redemption value of redeemable common units	-	-	-	-	12,005	-	12,005	-	12,005	(12,005)

Equity, December 31, 2007	2,900	44,295	95,000	11,329	949,984	(3,962)	1,052,351	3,972	1,056,323	16,508
Comprehensive income
Net income (loss)	-	-	7,637	(164)	(16,125)	-	(8,652)	395	(8,257)	(113)
Net change in derivative value	-	-	-	-	-	2,161	2,161	-	2,161	15

Total comprehensive income (loss)							(6,491)	395	(6,096)	(98)
Contributions from the Company related to employee stock purchase, stock option and other plans	-	145	-	12	1,176	-	1,188	-	1,188	-
Adjustment for ownership interest of redeemable common units		-	-	-	5,452	(18)	5,434	-	5,434	(5,434)
Equity-based compensation	-	-	-	51	4,976	-	5,027	-	5,027	34
Distributions to preferred unitholders	-	-	(7,637)	-	-	-	(7,637)	-	(7,637)	-
Distributions to common unitholders ($1.55 per unit)	-	-	-	(688)	(67,708)	-	(68,396)	-	(68,396)	(446)
Consolidation of equity method investment	-	-	-	-	-	-	-	6,845	6,845	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(2,992)	(2,992)	-
Adjustment to redemption value of redeemable common units	-	-	-	-	6,154	-	6,154	-	6,154	(6,154)

Equity, December 31, 2008	2,900	44,440	$95,000	$10,540	$883,909	$(1,819)	$987,630	$8,220	$995,850	$4,410

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	103

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY (cont’d)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except per unit data)

	Preferred Units	Common Units	Preferred Units	Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Redeemable Common Units
				General Partner	Limited Partners
	(No. of Units)	(No. of Units)								(see note 6)
Equity, December 31, 2008	2,900	44,440	$95,000	$10,540	$883,909	$(1,819)	$987,630	$8,220	$995,850	$4,410
Comprehensive income
Net loss	-	-	7,637	(109)	(10,751)	-	(3,223)	(8,218)	(11,441)	(48)
Net change in derivative value	-	-	-	-	-	1,819	1,819	-	1,819	10

Total comprehensive income (loss)							(1,404)	(8,218)	(9,622)	(38)
Contributions from the Company related to Company equity offering	-	4,025	-	681	67,417	-	68,098	-	68,098	-
Contributions from the Company related to employee stock purchase, stock option and other plans	-	156	-	2	217	-	219	-	219	-
Conversion of redeemable common units	-	-	-	-	772	-	772	-	772	(772)
Adjustment for ownership interest of redeemable common units	-	-	-	-	129	-	129	-	129	(129)
Equity-based compensation	-	-	-	45	4,454	-	4,499	-	4,499	20
Distributions to preferred unitholders	-	-	(7,637)	-	-	-	(7,637)	-	(7,637)	-
Distributions to common unitholders ($0.80 per unit)	-	-	-	(373)	(36,746)	-	(37,119)	-	(37,119)	(157)
Consolidation of equity method investment (see note 3)	-	-	-	-	-	-	-	1,560	1,560	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(628)	(628)	-
Adjustment to redemption value of redeemable common units	-	-	-	-	(68)	-	(68)	-	(68)	68

Equity, December 31, 2009	2,900	48,621	$95,000	$10,786	$909,333	$-	$1,015,119	$934	$1,016,053	$3,402

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	104

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

	Year ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(11,489)	$(8,370)	$182,949
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	74,442	65,643	67,440
Amortization of deferred financing costs	3,079	3,473	3,297
Gains on sales of real estate assets, net	(83,072)	(78,861)	(162,806)
Other expense (income), net	(215)	2,380	1,123
Asset impairment charges	9,658	90,558	-
Equity in (income) loss of unconsolidated entities	74,447	(1,224)	(1,556)
Distributions of earnings of unconsolidated entities	1,677	2,650	2,554
Deferred compensation	89	665	502
Equity-based compensation	4,519	5,061	4,118
Net loss on early extinguishment of debt	3,317	141	124
Changes in assets, decrease (increase) in:
Other assets	1,718	(39)	(3,535)
Deferred charges	(491)	(260)	(177)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(603)	1,105	(497)
Accounts payable and accrued expenses	(6,938)	(1,472)	2,754
Security deposits and prepaid rents	(875)	(289)	1,354

Net cash provided by operating activities	69,263	81,161	97,644

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(124,100)	(154,017)	(262,958)
Net proceeds from sales of real estate assets	170,777	234,511	245,522
Capitalized interest	(12,259)	(12,406)	(11,801)
Annually recurring capital expenditures	(13,458)	(11,162)	(11,110)
Periodically recurring capital expenditures	(37,477)	(8,204)	(8,451)
Community rehabilitation and other revenue generating capital expenditures	(4,247)	(16,340)	(13,074)
Corporate additions and improvements	(379)	(692)	(2,903)
Distributions from (investments in and advances to) unconsolidated entities	(5,104)	(11,944)	36,033
Note receivable collections and other investments	1,376	1,981	866

Net cash provided by (used in) investing activities	(24,871)	21,727	(27,876)

Cash Flows From Financing Activities
Lines of credit proceeds	482,511	782,978	832,012
Lines of credit repayments	(533,375)	(989,389)	(683,650)
Proceeds from indebtedness	288,517	304,683	-
Payments on indebtedness	(359,915)	(44,500)	(123,145)
Payments of financing costs and other	(7,777)	(2,752)	(894)
Contributions from the Company related to equity offering, employee stock purchase and stock option plans	68,228	523	4,126
Redemption of common units	-	-	(3,694)
Distributions to noncontrolling interests - real estate entities	(628)	(2,992)	656
Distributions to noncontrolling interests - non-Company common unitholders	(167)	(614)	(1,156)
Distributions to preferred unitholders	(7,637)	(7,637)	(7,657)
Distributions to common unitholders	(36,274)	(79,273)	(78,492)

Net cash used in financing activities	(106,517)	(38,973)	(61,874)

Net increase (decrease) in cash and cash equivalents	(62,125)	63,915	7,894
Cash and cash equivalents, beginning of period	75,472	11,557	3,663

Cash and cash equivalents, end of period	$13,347	$75,472	$11,557

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	105

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

At December 31, 2009, the Company owned 99.6% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.6%, 99.3% and 98.6% for the years ended December 31, 2009, 2008 and 2007, respectively. Common Units held by persons other than the Company totaled 174 at December 31, 2009 and represented a 0.4% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At December 31, 2009, the Operating Partnership owned 19,863 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,428 apartment units in five communities currently under construction and/or in lease-up. The Operating Partnership is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) and is completing the sell out of units in two other condominium conversion communities through a taxable REIT subsidiary. At December 31, 2009, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

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

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The “FASB Accounting Standards Codification” (“ASC”) became effective for the Operating Partnership’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative generally accepted accounting principles in the United States. As such, the Operating Partnership will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Operating Partnership will cite the ASC references which are organized by topic.

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

Post Apartment Homes, L.P.	106

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

In 2009, the Operating Partnership reclassified the balance of condominiums under construction of $50,897 at December 31, 2008 from the caption, “Construction in progress,” to the caption, “Condominiums, for sale and under construction,” on the consolidated balance sheet to conform to the 2009 presentation. In 2009, the Operating Partnership also corrected its presentation of proceeds and payments on revolving lines of credit in the consolidated statements of cash flows to present the gross amounts. Historically, these amounts were presented on a net basis. All prior years were corrected to conform to the gross presentation.

Cost capitalization

The Operating Partnership capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment and condominium communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Annually recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Periodically recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the rehabilitation of communities and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Operating Partnership expenses as incurred interior and exterior painting of its operating communities, unless those communities are under rehabilitation or major remediation.

For communities under development or rehabilitation, the Operating Partnership capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with apartment and condominium communities under development and construction. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Operating Partnership’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Operating Partnership’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2009, 2008 and 2007 were approximately 6.3%, 6.3% and 6.6%, respectively. Internal personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. The Operating Partnership treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Operating Partnership ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Operating Partnership expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Operating Partnership expenses all sales and marketing costs related to such units.

For cash flow statement purposes, the Operating Partnership classifies capital expenditures for developed condominium communities and for condominium conversion communities in investing activities in the caption titled, “Construction and acquisition of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Net proceeds from sales of real estate assets.”

Post Apartment Homes, L.P.	107

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

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment,” (previously SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”). Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities or for newly developed condominiums, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” below) and the net book value of the assets being converted into condominiums or newly developed are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, for-sale and under construction.” In either case, subsequent to the classification of the assets being converted as held for sale, no further depreciation expense is recorded.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales,” (previously SFAS No. 66,

Post Apartment Homes, L.P.	108

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

“Accounting for Sales of Real Estate”). For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Deposit Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under ASC Topic 360-20, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership also recognizes revenues and the associated gains under the Deposit Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under ASC Topic 360, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations. In prior years and in accordance with ASC Topic 360, (previously SFAS No. 144) gains on sales of condominium units at complete community condominium conversion projects were included in discontinued operations.

For newly developed condominiums, the Operating Partnership accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20 (previously SFAS No. 66 and EITF 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”). The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of December 31 2009, all newly developed condominium projects are accounted for under the Deposit Method.

Fair value measurements

The Operating Partnership applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” (previously SFAS No. 157, “Fair Value Measurements,”) to the valuation of real estate assets recorded at fair value, if any, to its impairment valuation analysis of real estate assets (see note 7) and to its disclosure of the fair value of financial instruments, principally indebtedness (see note 14). In prior years, the Operating Partnership applied this guidance to derivative financial instruments (see note 13). Fair value disclosures required under ASC Topic 820 are summarized in note 14 utilizing the following hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3 – Unobservable inputs for the assets or liability.

Long-term ground leases

The Operating Partnership is party to five long-term ground leases associated with land underlying certain of the Operating Partnership’s apartment communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Ground lease expense is recognized on the straight-line method over the life of the leases that contain stated rent increases.

Apartment community acquisitions

In accordance with the provisions of ASC Topic 805, “Business Combinations,” (previously SFAS No. 141, “Business Combinations,”) the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases and in-place leases are

Post Apartment Homes, L.P.	109

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 5 months to 18 months). The Operating Partnership accounts for its apartment community acquisitions in accordance with ASC Topic 805.

Equity-based compensation

The Operating Partnership accounts for equity-based compensation under the fair value method prescribed by ASC Topic 505, “Equity-Based Payments to Non-Employees,” and ASC Topic 718, “Compensation—Stock Compensation,” (previously SFAS No. 123R, “Share-Based Payment”). This guidance requires companies to expense the fair value of employee stock options and other forms of equity-based compensation.

Derivative financial instruments

The Operating Partnership accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging,” (previously SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended). In prior years, the Operating Partnership used derivative financial instruments, interest rate swap and interest rate cap arrangements to manage or hedge its exposure to interest rate changes. The Operating Partnership generally designated each derivative instrument as a hedge of specific interest expense cash flow exposure. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows were recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions were recognized in earnings. Quarterly, the Operating Partnership evaluated the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges were recognized immediately in earnings.

Cash and cash equivalents

All investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted cash

Restricted cash is generally comprised of resident security deposits for apartment communities located in Florida, Maryland and New York and earnest money and escrow deposits associated with the Operating Partnership’s for-sale condominium business.

Deferred financing costs

Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related indebtedness.

Per unit data

The Operating Partnership reports both basic and diluted earnings per unit using as prescribed by ASC Topic 260, “Earnings Per Share” (previously SFAS No. 128). Effective January 1, 2009, the Operating Partnership adopted additional guidance in ASC Topic 260 (previously FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). The additional guidance required entities with participating securities that contain non-forfeitable rights to distributions, like the Operating Partnership’s unvested equity-based payment awards (see note 9), to use the two-class method for computing basic and dilutive EPU. Under the two-class method earnings (losses) are allocated to each class of common stock and to participating securities according to the distributions paid or declared and the relative participation of such securities to remaining undistributed earnings (losses). In accordance with ASC Topic 260, prior period earnings per unit amounts have been adjusted accordingly. The adoption of this new guidance did not have a material impact on the Operating Partnership’s results of operations or earnings per unit amounts.

Basic earnings per common unit is computed by dividing net income (loss) allocable and available to common unitholders by the weighted average number of common units outstanding during the year. Diluted earnings per common unit is computed by dividing net income (loss) allocable and available to common unitholders by the weighted average number of common units and common unit equivalents outstanding during the year, which are computed using the treasury stock

Post Apartment Homes, L.P.	110

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

method for outstanding stock options. Common unit equivalents are excluded from the computations in years in which they have an anti-dilutive effect. The computation of basic and diluted earnings per unit for income from continuing operations is detailed in note 6.

Noncontrolling interests

Effective January 1, 2009, the Operating Partnership accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation” (previously SFAS No. 160 and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”). ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Operating Partnership currently has two types of noncontrolling interests, (1) noncontrolling interests related to its common unitholders and (2) noncontrolling interests related to its consolidated real estate entities (see note 6).

The Operating Partnership accounts for the redemption of its noncontrolling interests of unitholders in exchange for shares of the Company’s common stock at fair value in accordance with ASC Topic 810. These transactions result in a reduction in the noncontrolling interest of the unitholders in the Operating Partnership and a corresponding increase in equity in the accompanying consolidated balance sheet at the date of conversion. In accordance with guidance in ASC Topic 810 (previously EITF Topic No. D-98), the noncontrolling interest of the unitholders is carried at the greater of its redemption value or net book value.

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

The Operating Partnership adopted new guidance in ASC Topic 855, “Subsequent Events” (previously SFAS No. 165, “Subsequent Events”) as of June 30, 2009. The new guidance further clarifies the period subsequent to the balance sheet date in which companies should disclose certain financial statement events or transactions. It also further clarifies the circumstances under which a company should consider recognition of those events or transactions occurring after the balance sheet date as well as provides guidance regarding the required disclosures. The new guidance did not have a material impact on the Operating Partnership’s financial statements or results of operations (see note 18).

The Operating Partnership adopted new guidance in ASC Topic 825, “Financial Instruments” (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), as of June 30, 2009. The new guidance requires that companies disclose information about the fair value of their financial instruments in both interim and annual periods. The Operating Partnership has included the required fair value disclosures in its notes to the consolidated financial statements (see note 14).

Post Apartment Homes, L.P.	111

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

New guidance in ASC Topic 810, “Consolidation” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) was issued in June 2009. This guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. The guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE and (4) amending certain guidance for determining which entities are VIEs. The guidance also requires enhanced disclosures surrounding VIEs, whether or not they are consolidated by the reporting company, including additional line item captions directly on the statement of financial position. This guidance is effective for the Operating Partnership on January 1, 2010. The Operating Partnership has assessed the potential impact and determined that it will not have a material impact on its financial position and results of operations.

2.	REAL ESTATE ACTIVITIES

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. At December 31, 2009, the Operating Partnership had one parcel of land classified as held for sale totaling $5,045, which represents the lower of cost or fair value less costs to sell. Under ASC Topic 360 (previously SFAS No. 144), the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. In 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. In 2008 and 2007, income from discontinued operations included the results of operations of the three apartment communities sold in 2009, one condominium conversion community through its sell-out date in 2007 and the results of operations of seven apartment communities sold in 2008 and 2007 through their respective sale dates.

The revenues and expenses of these communities in 2009, 2008 and 2007 were as follows:

	Year ended December 31,
	2009	2008	2007
Revenues
Rental	$7,955	$26,795	$37,111
Other property revenues	510	1,505	2,355

Total revenues	8,465	28,300	39,466

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	2,816	9,729	14,082
Depreciation	-	2,113	5,964
Interest	777	3,916	6,186

Total expenses	3,593	15,758	26,232

Income from discontinued property operations	$4,872	$12,542	$13,234

In 2009, the Operating Partnership recognized net gains in discontinued operations of $79,366 from the sale of three apartment communities, containing 1,328 units. These sales generated aggregate net proceeds of approximately $148,553. In 2008, the Operating Partnership recognized net gains in discontinued operations of $75,204 from the sale of four apartment communities, containing 1,093 units. These sales generated aggregate net proceeds of approximately $132,391. In 2007, the Operating Partnership recognized net gains in discontinued operations of $62,406 from the sale of three communities containing 807 units. These sales generated net proceeds of approximately $90,893, of which a portion ($66,938) was held by an exchange intermediary at December 31, 2007, prior to the completion of a tax deferred exchange in 2008.

In 2007, the Operating Partnership transferred three operating apartment communities to a newly formed unconsolidated entity in which the Operating Partnership retained a 25% non-controlling interest, for aggregate proceeds of approximately $134,922. This transaction resulted in a gain on sale of real estate in continuing operations totaling

Post Apartment Homes, L.P.	112

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

approximately $81,268 in 2007. The gain was calculated as the difference between the proceeds received from the independent third party for its 75% interest in the unconsolidated entity and the Operating Partnership’s 75% proportionate share of the net book value of the operating communities transferred to the unconsolidated entity. Additionally, the unconsolidated entity obtained mortgage financing secured by the apartment communities totaling approximately $126,724, of which approximately $31,681 was distributed to the Operating Partnership. In 2007, gains on sales of real estate assets in continuing operations also included gains of $5,186 on the sale of land sites.

Condominium activities

At December 31, 2009, the Operating Partnership is constructing two luxury condominium communities containing 277 units (including 129 units in one community held in an unconsolidated entity – see note 3). The aggregate construction in progress for the consolidated luxury condominium community totaled $106,546 and $50,897 at December 31, 2009 and 2008, respectively. In addition, the Operating Partnership is completing the sell out of condominium units at two condominium conversion communities (nine units unsold at December 31, 2009). At December 31, 2009 and 2008, the carrying value of completed, unsold units totaled $819 and $14,610, respectively. These amounts were included in the accompanying balance sheet under the caption, “Condominiums, for-sale and under construction.”

Income from continuing operations included net gains from condominium sales activity at developed condominium projects and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed certain sales and marketing costs associated with pre-sale condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations in 2009, 2008 and 2007 was as follows:

	Year ended December 31,
	2009	2008	2007
Condominium revenues	$21,999	$35,178	$77,458
Condominium costs and expenses	(18,293)	(31,552)	(63,897)

Gains on sales of condominiums, before income taxes	3,706	3,626	13,561
Provision for income taxes	(225)	(874)	-

Net gains on sales of condominiums	$3,481	$2,752	$13,561

In 2008 and 2007, gains on sales of real estate assets included in discontinued operations also included net gains totaling $31 and $384, respectively, from condominium sales activities at one condominium conversion community. This community completed the sell out of its units in 2007.

At December 31, 2009 the Operating Partnership evaluated the carrying values of its consolidated under construction and condominium units held for sale. For the consolidated under construction community, this evaluation utilized the held for investment model (cumulative projected undiscounted cash flows) and concluded no adjustment of the carrying value was required at December 31, 2009. For completed condominiums, this evaluation utilized the held for sale model (discounted projected cash flows) and also concluded no adjustment of the carrying value was required at December 31, 2009. Upon the completion of the community under construction, the evaluation of the carrying value of the community will change to the held for sale model described above.

Acquisitions

The Operating Partnership did not acquire any apartment communities in 2009 or 2008.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At December 31, 2009, the Operating Partnership holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community in Washington, D.C. The Operating Partnership holds 25% to 35% equity interests in these Apartment LLCs.

Post Apartment Homes, L.P.	113

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

The Operating Partnership accounts for its investments in the Apartment LLCs using the equity method of accounting. At December 31, 2009 and 2008, the Operating Partnership’s investment in the 35% owned Apartment LLCs totaled $8,322 and $8,994, respectively, excluding the credit investments discussed below. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,907 at December 31, 2009. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership’s investment in the 25% owned Apartment LLCs at December 31, 2009 and 2008 reflects a credit investment of $14,886 and $14,263, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Operating Partnership’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet. The Operating Partnership provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Apartment LLCs. A summary of financial information for the Apartment LLCs in the aggregate was as follows:

	December 31,
Apartment LLCs - Balance Sheet Data	2009	2008
Real estate assets, net of accumulated depreciation of $27,961 and $21,528, respectively	$257,063	$273,779
Cash and other	5,349	5,642

Total assets	$262,412	$279,421

Mortgage notes payable	$206,496	$214,649
Other liabilities	2,464	2,537

Total liabilities	208,960	217,186
Members’ equity	53,452	62,234

Total liabilities and members’ equity	$262,412	$279,420

Operating Partnership’s equity investment in Apartment LLCs (1)	$(6,564)	$(5,269)

(1)	At December 31, 2009 and 2008, the Operating Partnership’s equity investment is shown net of its credit investments of $14,886 and $14,263, respectively, discussed above.

	Year ended December 31,
Apartment LLCs - Income Statement Data	2009	2008	2007
Revenues
Rental	$26,268	$27,138	$17,998
Other property revenues	1,895	1,760	1,169
Other	3	52	121

Total revenues	28,166	28,950	19,288

Expenses
Property operating and maintenance	11,577	11,497	6,987
Depreciation and amortization	6,619	7,622	6,881
Interest	11,977	10,820	5,940

Total expenses	30,173	29,939	19,808

Loss from continuing operations	(2,007)	(989)	(520)

Discontinued operations
Income from discontinued operations	-	119	39
Gains on sales of real estate assets, net	-	-	861

Income from discontinued operations	-	119	900

Net income (loss)	$(2,007)	$(870)	$380

Operating Partnership’s share of net income (loss)	$532	$1,309	$1,574

Income from discontinued operations and gains on real estate assets represent the operating results and net gains from condominium sales at a condominium conversion community, previously held by another limited liability company that completed its sell out in 2007.

Post Apartment Homes, L.P.	114

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

At December 31, 2009, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

Condominium LLCs

The Operating Partnership, through its interest in a limited liability company (the “Condominium LLC”), and its partner hold an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that is constructing a mixed-use development, consisting of 129 luxury condominium units (referred to as the “Atlanta Condominium Project”), sponsored by the Operating Partnership and its partner, and Class A office space, sponsored by two additional independent investors. The Condominium LLC has a related limited liability company (the “Land LLC”) that holds land for future investment that is adjacent to the mixed-use development (see below).

At December 31, 2009, the Operating Partnership held a majority interest in the Condominium LLC and, therefore, consolidated the Condominium LLC. At December 31, 2009, the Operating Partnership’s consolidated investment in the Mixed-Use LP reflected a credit investment of $39,820. The credit investment primarily resulted from the recognition of the impairment loss described below, which encompassed the write-off of the Operating Partnership’s investment in the Mixed-Use LP in the second quarter of 2009 and also encompassed the recognition of the Operating Partnership’s maximum potential limited recourse obligations under the construction loan guarantees and the licensing and branding arrangement described below. As a result, the Operating Partnership suspended equity method accounting for the Mixed-Use LP subsequent to June 2009. At December 31, 2008, the Operating Partnership’s investment in the Mixed-Use LP totaled $30,306, inclusive of the noncontrolling interest in the entity.

The write off of the Operating Partnership’s investment and recognition of guarantee liabilities resulted, in part, from the recognition of a $74,733 non-cash impairment charge (including the Operating Partnership’s excess investment totaling approximately $3,054), or $68,219 net of the noncontrolling partner interest in the Mixed-Use LP, recorded in the second quarter of 2009 related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction at the Mixed-Use LP were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. Upon the shell completion of the mixed-use development and subject to the negotiation and execution of new loan documents with the project’s lenders, it is anticipated that the Atlanta Condominium Project will be distributed from the Mixed-Use LP to the Condominium LLC.

The Operating Partnership, through its interest in the Condominium LLC, accounts for its investment in Mixed-Use LP using the equity method of accounting. A summary of financial information for the Mixed-Use LP was as follows:

	December 31,
Mixed-Use LP - Balance Sheet Data	2009	2008
Construction in progress	$114,508	$124,388
Cash and other	302	1,126

Total assets	$114,810	$125,514

Construction note payable	$124,944	$74,364
Other liabilities	11,661	4,442

Total liabilities	136,605	78,806
Members’ equity (deficit)	(21,795)	46,709

Total liabilities and members’ equity	$114,810	$125,515

Post Apartment Homes, L.P.	115

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

	Year ended December 31,
Mixed-Use LP - Income Statement Data	2009	2008	2007
Expenses
Property operating and maintenance	$653	$213	$138
Impairment charge	71,679	-	-

Total expenses	72,332	213	138

Net loss	$(72,332)	$(213)	$(138)

Operating Partnership’s share of net loss	$(74,979)	$(85)	$(18)

The Mixed-Use LP and the Land LLC entered into a construction loan facility with an aggregate capacity of $187,128. At December 31, 2009, the construction loan had an outstanding balance of $124,944, bears interest at LIBOR plus 1.35% and matures in 2011. As discussed below, a portion of the construction loan related to the consolidated Land LLC is included in consolidated indebtedness. Under the terms of the construction loan facility, the Operating Partnership and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed the principal amount of the loan outstanding in an amount not to exceed the lesser of approximately $25,313, or the amount of payment required to cause the principal balance of the Condominium LLC and Land LLC portion of the loan to be reduced to a loan-to-cost ratio that is equal to or less than 60%. In addition, the Operating Partnership and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed certain debt service payments of the Condominium LLC and Land LLC portion of the construction loan not to exceed approximately $6,154. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LP, including the Operating Partnership, have jointly and severally guaranteed the shell completion of the mixed-use building.

The construction loan agreement also contains minimum sales prices below which the Condominium LLC is not able to execute sales contracts with prospective buyers for condominium units without the lender’s prior written consent. As current market prices for condominium units at this project are substantially below the minimum sales prices, the Condominium LLC has not executed any sales contracts to date. The Operating Partnership has discussed funding, minimum sales prices and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact the timing and amount of future sales of condominium units and how construction expenditures relating to the project are funded in the future.

The Condominium LLC has entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 1, 2012, at which point the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales at the Condominium LLC. The Operating Partnership has guaranteed the payment of one-half of the licensing fee in an amount relating to the Operating Partnership which should not exceed $4,800.

At December 31, 2008, the Operating Partnership also held an investment in a 50% Land LLC that holds land adjacent to the condominium project discussed above for future investment and the investment had a credit balance of $1,722. In the second quarter of 2009, the Operating Partnership made aggregate additional investments and advances of $1,527 to the Land LLC, whereby the Operating Partnership obtained majority control of the Land LLC. As a result, the Operating Partnership consolidated the Land LLC in the second quarter of 2009. The consolidation of the Land LLC resulted in the consolidation of land and a portion of the construction loan discussed above totaling $8,153 at December 31, 2009 (see note 4). Subsequently, consistent with the impairment analysis performed for the adjacent Condominium LLC discussed above, the Operating Partnership determined that the land held by the Land LLC for future development of a second phase condominium tower on this site was not economically viable due to limitations on the potential future use of this site and the continued worsening of conditions in the U.S. economy and the housing markets, specifically in the Atlanta upper-end single family and condominium markets. As a result, the Operating Partnership concluded that the carrying value of the land held for future investment was not recoverable, and in the second quarter of 2009, the Operating Partnership recorded a non-cash impairment charge of $9,658, or $8,098 net of the noncontrolling interest in the entity, to write-off the carrying value of the land held for investment.

Post Apartment Homes, L.P.	116

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

4.	INDEBTEDNESS

At December 31, 2009 and 2008, the Operating Partnership’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	December 31, 2009	December 31, 2008
Senior Unsecured Notes	Int.	5.13% -7.70% (1)	2010-2013	$335,917	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.80% (2)	2010	-	40,000
Cash Management Line	N/A	LIBOR + 0.80%	2010	-	10,864

				-	50,864

Secured Notes
Mortgage notes	Prin. and Int.	4.88% - 6.09% (3)	2013-2019	648,690	434,774
FNMA	Prin. and Int.	Remarketed rate (4)	2029	-	92,275

				648,690	527,049

Secured Variable Rate Construction Note	Int.	LIBOR + 1.35%	2011	8,153	-

Total				$992,760	$1,112,913

(1)	Senior unsecured notes totaling approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining unsecured notes mature between 2011 and 2013.
(2)	Represents stated rate. At December 31, 2009, the weighted average interest rate was 1.09%.
(3)	There are no maturities in 2010 for the Operating Partnership’s secured notes. These notes mature between 2013 and 2019.
(4)

FNMA credit enhanced taxable bonds accrued interest at a variable remarketed rate established weekly. Prior to the third quarter of 2008, the interest was fixed at 6.15%, inclusive if credit enhancement and other fees, through an interest rate swap arrangement. Due to the credit market instability beginning in the third quarter of 2008, the interest rate swap became ineffective (see note 13) and the weighted average effective interest costs under the debt arrangement averaged approximately 7.0% for the second half of 2008. The Operating Partnership prepaid these bonds in 2009 and recognized an extinguishment loss related to the write-off of unamortized deferred loan costs, prepayment penalties as well as the write-off of unamortized derivative losses (see note 13).

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

2010	$101,358
2011	21,276
2012	100,104
2013	186,606
2014	188,644
Thereafter	394,772

$992,760

Debt issuances, retirements and modifications

2009

In January 2009, the Operating Partnership closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,162, require interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in 2019. In April 2009, certain documents related to these loans were modified to facilitate the securitization of such loans under a Federal Home Loan Mortgage Corporation multifamily loan securitization program. Such amendments did not change the basic economic terms of the loans; however, in connection with such amendments the Operating Partnership received modification fees in an aggregate amount of approximately $2,022 plus reimbursement of certain costs incurred in connection with such modifications. The modification fees received are being amortized over the remaining term of the loans.

In February 2009, the Operating Partnership made a public tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon expiration

Post Apartment Homes, L.P.	117

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

of the tender offer, the Operating Partnership repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845. This note repurchase resulted in a net gain on extinguishment of $3,445.

In March 2009, the Operating Partnership fully redeemed its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Operating Partnership also settled and terminated a related interest rate swap arrangement (see note 13) in conjunction with the debt extinguishment. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626.

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

In October 2009, the Operating Partnership prepaid approximately $39,244 of secured mortgage indebtedness that was scheduled to mature in late 2011. As a result of the retirement, the Operating Partnership incurred an extinguishment loss of $4,038 related to the payment of a prepayment penalty. The interest rate on the mortgage indebtedness was 6.1%.

In October, November and December 2009, the Operating Partnership repurchased approximately $19,909 of its 6.3% senior unsecured notes due 2013 and approximately $4,316 of its 5.45% senior unsecured notes due 2012 through open-market repurchases at aggregate amounts approximating par value. These repurchases resulted in net extinguishment losses of $98, including the write off of unamortized deferred financing costs.

2008

In January 2008, the Operating Partnership closed a $120,000 secured, fixed rate mortgage loan. The loan bears interest at 4.88%, requires interest only payments and initially matures in 2015, at which time the loan is automatically extended for one year to 2016 and bears a variable interest rate based on a 250 basis point spread over the Freddie Mac Reference Bills® Securities rate. The note contains an automatic one year extension under which the interest rate converts to a variable rate, as defined.

In October 2008, the Operating Partnership closed six cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principle amount of $184,683, require fixed, interest-only payments at 6.09% and mature in 2014. The mortgage loans are prepayable without penalty beginning after October 2012.

In December 2008, the Operating Partnership repaid approximately $39,271 of secured indebtedness that was scheduled to mature in early 2009. The Operating Partnership recorded a loss on early extinguishment of indebtedness of $141 related to the write off of unamortized deferred financing costs related to this indebtedness.

Unsecured lines of credit

At December 31, 2009, the Operating Partnership utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended for an additional year at the Operating Partnership’s option through April 2011. The Operating Partnership intends to exercise its option to extend the Syndicated Line prior to its initial maturity date. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s

Post Apartment Homes, L.P.	118

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

senior unsecured debt (see below). The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At December 31, 2009, the Operating Partnership had issued letters of credit to third parties totaling $3,639 under this facility.

In March 2009, Standard & Poor’s rating service lowered the Operating Partnership’s corporate credit rating to BBB- from BBB and at the same time revised its outlook to stable. This change resulted in the interest rate spread increasing to 80.0 basis points over LIBOR from 57.5 basis points on the Operating Partnership’s revolving lines of credit and the facility fee increasing to 17.5 basis points from 15.0 basis points.

Additionally, at December 31, 2009, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Interest paid

Interest paid (including capitalized amounts of $12,259, $12,406 and $11,801 for the years ended December 31, 2009, 2008 and 2007, respectively), aggregated $66,016, $64,080 and $65,931 for the years ended December 31, 2009, 2008 and 2007, respectively.

Debt compliance and other

The Operating Partnership’s Syndicated Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Operating Partnership to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Operating Partnership to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Operating Partnership to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. The Operating Partnership believes it met these financial covenants at December 31, 2009.

The aggregate net book value at December 31, 2009 of property pledged as collateral for indebtedness amounted to approximately $608,779.

5.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,
	2009	2008
Deferred financing costs	$12,968	$15,974
Other	6,429	5,938

	19,397	21,912

Less: accumulated amortization	(11,032)	(11,634)

	$8,365	$10,278

Post Apartment Homes, L.P.	119

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

6.	EQUITY AND NONCONTROLLING INTERESTS

Common and preferred units

At December 31, 2009 and 2008, the Operating Partnership had outstanding Common Units totaling 48,621 and 44,440, respectively. At December 31, 2009, the Operating Partnership had outstanding two separate series of cumulative redeemable preferred partnership units as more fully described below. The preferred partnership units are reflected in the accompanying financial statements at their liquidation value.

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

The Operating Partnership also has outstanding 2,000,000, 7.625% Series B cumulative redeemable preferred partnership units (the “Series B Preferred Units”). The Series B Preferred Units have a liquidation preference of $25.00 per unit and are currently redeemable at the option of the Operating Partnership, at a redemption price of $25.00 per unit. The Series B Preferred Units are owned by the Company.

Common unit and debt repurchases

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. There were no share repurchases in 2009 or 2008.

The Company’s board of directors also authorized the Operating Partnership’s management to explore opportunistic repurchases of unsecured indebtedness. In October, November and December 2009, the Operating Partnership repurchased approximately $19,909 of its 6.3% senior unsecured notes due 2013 and approximately $4,316 of its 5.45% senior unsecured notes due 2012 through open-market repurchases at aggregate amounts approximating par value.

Equity contribution from the Company

In 2009, the Company completed a public offering of 4,025 shares of its common stock at a price of $17.75 per share. The offering generated proceeds of approximately $68,098 after deducting the underwriting discount and estimated offering expenses. The Company contributed the net proceeds to the Operating Partnership in exchange for a like number of common units. The Operating Partnership used a portion of the net proceeds to repay and repurchase indebtedness. The remaining net proceeds were used for general corporate purposes.

Computation of earnings (loss) per common unit

In 2009, 2008 and 2007, basic and diluted earnings per common unit for income (loss) from continuing operations available to common unitholders has been computed as follows:

	Year ended December 31,
	2009	2008	2007
Income (loss) from continuing operations attributable to common unitholders (numerator):
Income (loss) from continuing operations	$(95,727)	$(96,147)	$107,049
Noncontrolling interests - consolidated real estate entities	8,218	(395)	(1,857)
Preferred unit distributions	(7,637)	(7,637)	(7,637)
Unvested restricted stock (allocation of earnings)	29	18	(301)

Income (loss) from continuing operations attributable to common unitholders	$(95,117)	$(104,161)	$97,254

Common units (denominator):
Weighted average units outstanding - basic	45,382	44,316	44,101
Dilutive units from stock options (1)	-	-	577

Weighted average units outstanding - diluted (1)	45,382	44,316	44,678

Per-unit amount:
Basic	$(2.10)	$(2.35)	$2.20

Diluted	$(2.10)	$(2.35)	$2.18

Post Apartment Homes, L.P.	120

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

(1)

In 2009 and 2008, the potential dilution from the Company’s outstanding stock options of 23 and 126 shares was antidilutive to the loss from continuing operations per unit calculation. As such, this amount was excluded from weighted average units.

In 2009, 2008 and 2007, stock options to purchase 2,516, 2,382 and 200 shares of common stock, respectively, were excluded from the computation of diluted earnings per unit as these options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810 the Operating Partnership determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At December 31, 2009, the aggregate redemption value of the noncontrolling interests in of the Operating Partnership of $3,402 was in excess of its net book value of $3,334. At December 31, 2008, the noncontrolling interests in the Operating Partnership were carried at their net book value of $4,410. The Operating Partnership further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

In 2009, 2008 and 2007, income from continuing operations, income from discontinued operations and net income available to the Operating Partnership were comprised of the following amounts, net of noncontrolling interests:

	Year ended December 31,
	2009	2008	2007
Income (loss) from continuing operations	$(87,509)	$(96,542)	$105,192
Income from discontinued operations	84,238	87,777	75,900

Net income (loss) available to the Operating Partnership	$(3,271)	$(8,765)	$181,092

7.	IMPAIRMENT, SEVERANCE AND OTHER COSTS

In 2009, the Operating Partnership recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) to write-down the carrying value of its investment in an unconsolidated condominium development and a parcel of adjacent land. These impairment charges are more fully discussed in note 3. In 2009, the Operating Partnership also recorded severance charges of $4,764 related to a headcount reduction, partially offset by income of $915 related to a reduction in estimated costs associated with hurricane damage sustained in 2008.

In 2008, the Operating Partnership recorded impairment charges of approximately $90,558. The impairment charges related to the substantial cessation of current development activities associated with land parcels in pre-development which were written down to their estimated fair market values, the write-off of capitalized pursuit costs associated with certain abandoned projects and the write down of additional land held for sale and land held for future investment. Additionally, in 2008, the Operating Partnership recorded severance charges of approximately $5,540 related to a management and associate workforce reduction. The impairment and severance charges reflected management’s decision to reduce the size of its workforce and lower overhead expenses in response in part to its decision to reduce the number of markets in which the Operating Partnership operates, to sell additional operating assets and to focus its development strategy on fewer projects in the near term. In 2008, the Operating Partnership also recorded estimated casualty losses of approximately $2,764 related to the damage sustained at its Houston, Texas properties as a result of Hurricane Ike. These losses were less than the Operating Partnership’s insured wind storm deductible.

Also in 2008, the Company announced that its Board of Directors had initiated a formal process to pursue a possible business combination or other sale transaction. The process ended in the second quarter of 2008 without a business combination or other sale transaction. The Operating Partnership incurred approximately $8,161 of strategic review costs related to this process in 2008.

Post Apartment Homes, L.P.	121

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Accrued severance charges, beginning of year	$9,405	$11,215	$12,832
Severance charges	-	353	283
Payments for period	(2,292)	(2,895)	(2,640)
Interest accretion	558	732	740

Accrued severance charges, end of year	$7,671	$9,405	$11,215

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (four to seven years).

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

In 2007, other expenses on the consolidated statement of operations included income tax expense of approximately $560 relating to alternative minimum tax. The alternative minimum tax resulted from the utilization of net operating loss carryforwards generated by the Company in prior years. The Operating Partnership reimburses the Company for the actual tax expense.

In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Operating Partnership and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2006 through 2008. Net income tax loss carryforwards and other tax attributes generated in years prior to 2006 are also subject to challenge in any examination of the 2006 to 2008 tax years. In 2008, the Operating Partnership received notice that its TRSs’ federal income tax return for 2005 had been selected for Internal Revenue Service examination. In 2009, the IRS concluded its examination of the TRSs 2005 tax return that began in late 2008, resulting in additional federal and state taxes and interest of $12.

As of December 31, 2009, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was higher than the net assets as reported in the Company’s consolidated financial statements by $79,473.

As of December 31, 2009 and 2008, the Operating Partnership’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for 2009 and 2008 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

Post Apartment Homes, L.P.	122

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

Income tax expense of the TRSs for the years ended December 31, 2009, 2008 and 2007 is comprised of the following:

	2009	2008	2007
Current tax expense
Federal	$(207)	$590	$900
State	19	74	110

	(188)	664	1,010

Deferred tax expense benefit
Federal	409	184	(900)
State	4	26	(110)

	413	210	(1,010)

Total income tax expense	225	874	-
Income tax expense - discontinued operations	-	-	-

Income tax expense - continuing operations	$225	$874	$-

In 2009 and 2008, deferred tax expense primarily resulted from an adjustment to the Operating Partnership’s valuation allowances resulting from reduced expectations of available carryback claims to prior years. In addition, no deferred tax benefit was recognized for temporary differences originating in 2009 and 2008 based on a determination that additional deferred tax assets were not realizable through carryback claims to prior years or through expectations of future earnings at the TRS level. In 2007, the Operating Partnership recognized a deferred tax benefit of $1,010 to offset estimated current income tax expense based on a determination that such deferred tax assets were realizable through the ability of such deferred assets to generate carryback claims to prior years. Net valuation allowances increased approximately $29,876, $20,964 and $214 in 2009, 2008 and 2007, respectively. Aggregate valuation allowances at December 31, 2009 and 2008 are reflected in the table below.

Other than the impact of state income taxes and the creation of valuation allowances for all originating net deferred tax asset temporary differences, the income tax expense of the TRSs for 2009 and 2008 was consistent with the deferral statutory rate of 35%.

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets
Real estate asset basis differences	$48,298	$18,941
Cost capitalization/recognition	5,534	4,287
Deferred interest	994	1,695
Accrued liabilities	355	683
Other	-	112

	55,181	25,718

Deferred tax liabilities Amortization	(797)	(797)

	(797)	(797)

Net deferred tax assets, before valuation allowances	54,384	24,921
Valuation allowances	(53,997)	(24,121)

Net deferred tax assets (liabilities)	$387	$800

At December 31, 2009 and 2008, management had established valuation allowances against the above listed net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if

Post Apartment Homes, L.P.	123

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.

9.	EQUITY-BASED COMPENSATION PLANS

Equity compensation plans

As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s equity-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership.

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). At December 31, 2009, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,516.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model in 2009 and 2007 were as follows (there were no stock options granted in 2008):

	2009	2007
Dividend yield	6.6%	3.8%
Expected volatility	35.4%	18.1%
Risk-free interest rate	2.2%	4.8%
Expected option life	6 years	5 years

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

In 2009 and 2007, the Company granted stock options to purchase 346 and 199, respectively, of Company common stock to Company officers and directors. There were no stock options granted in 2008. In 2009, 2008 and 2007, the Company recorded compensation expense related to stock options of $1,198, $1,329 and $1,523, respectively, recognized under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans in 2009, 2008 and 2007, is presented below.

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,382	$34	2,455	$34	2,375	$33
Granted	346	12	-	-	199	48
Exercised	-	-	(39)	37	(108)	36
Forfeited	(212)	36	(34)	35	(11)	41

Outstanding at end of year	2,516	31	2,382	34	2,455	34

Options exercisable at year-end	2,220	33	2,189	33	1,797	33

Weighted-average fair value of options granted during the year	$2.09		$-		$7.22

At December 31, 2009, there was $382 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of stock options exercised in 2009, 2008 and 2007 was $0, $194 and $1,397, respectively. The aggregate intrinsic value of stock options outstanding,

Post Apartment Homes, L.P.	124

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

exercisable and expected to vest at December 31, 2009 was $2,550, $679 and $2,476, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at December 31, 2009 were 3.8 years, 3.2 years and 3.8 years, respectively. Stock options expected to vest at December 31, 2009 totaled 2,503 at a weighted average exercise price of $30.79.

At December 31, 2009, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,269 options outstanding with exercise prices ranging from $12.22 to $28.99. These options have a weighted average exercise price of $22.73 and a weighted average remaining contractual life of 4.4 years. Of these outstanding options, 1,016 were exercisable at December 31, 2009 at a weighted average exercise price of $25.35. In addition, there were 1,247 options outstanding with exercise prices ranging from $31.00 to $48.00. These options had a weighted average exercise price of $38.88 and a weighted average remaining contractual life of 3.3 years. Of these outstanding options, 1,204 were exercisable at December 31, 2009 at a weighted average exercise price of $38.55.

In 2009, 2008 and 2007, the Company granted 127, 111 and 61 shares of restricted stock, respectively, to Company officers and directors. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares granted in 2009, 2008 and 2007 was $13.44, $34.66 and $45.61 per share, respectively. The total value of the restricted share grants in 2009, 2008 and 2007 were $1,708, $3,848 and $2,791, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $3,040, $3,611 and $2,434 in 2009, 2008 and 2007, respectively.

A summary of the activity related to the Company’s restricted stock in 2009, 2008 and 2007 is presented below:

	2009		2008		2007
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, beginning or period	128	$33	119	$35	125	$31
Granted	127	13	111	35	61	46
Vested	(120)	26	(102)	38	(66)	36
Forfeited	(3)	22	-	-	(1)	42

Unvested shares, end of period	132	21	128	33	119	35

At December 31, 2009, there was $2,551 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of restricted shares vested in 2009, 2008 and 2007 was $2,281, $2,041 and $2,680, respectively.

In 2009, the Company suspended awards under a Shareholder Value Plan. In connection with such suspension, participating Company officers agreed to terminate their unvested rights to receive a cash award for two remaining performance periods in exchange for a cash payment of approximately $794. Such amount was accrued in prior periods.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $281, $122 and $160 in 2009, 2008 and 2007, respectively.

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2009, 2008 and 2007. Company contributions of $700, $772 and $896 were made to the 401K Plan in 2009, 2008 and 2007, respectively. In January 2010, contributions related to 2009 were made in the Company’s common stock.

Post Apartment Homes, L.P.	125

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, three ground leases expiring in 2038, 2066 and 2074 for three separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2009, were as follows:

2010	$1,892
2011	1,921
2012	1,935
2013	1,711
2014	1,634
2015 and thereafter	147,891

The Operating Partnership incurred $6,025, $7,266 and $6,948 of rent expense, including rent expense under short-term rental and lease arrangements, in 2009, 2008 and 2007, respectively.

Guarantees

The Operating Partnership has certain principal and debt service guarantees related to the outstanding debt of an unconsolidated entity. In addition, the Operating Partnership has guaranteed the payment of a portion of the licensing fee payable by the unconsolidated entity under a branding and licensing arrangement with a third party. See note 3 for further discussion.

Legal proceedings

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and the Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and the Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership are entitled be scheduled after the finding of entitlement. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. A briefing schedule for the appeal has not yet been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

In 2008, the Operating Partnership initiated a program to remediate approximately 30 communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) with water intrusion and other related issues. The Operating Partnership currently estimates that the aggregate cost of this initiative will be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. From the inception of this initiative through December 31, 2009, the Operating Partnership has recorded as annually and periodically recurring capital expenditures approximately $32,254 related to this project. In addition and as a

Post Apartment Homes, L.P.	126

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

result of this project, the Operating Partnership expects to retire the net book value of building components of approximately $6,505 and, as such, the Operating Partnership recorded accelerated depreciation totaling $5,204 in 2009 (and $6,505 project to date) over the remaining estimated useful life of those assets. The work has been completed at 17 properties, is currently underway at approximately 12 properties and is expected to be completed at all the properties by mid-year 2010. The work included, but was not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. There can be no assurance that the scope of work or the Operating Partnership’s estimates of costs will not change in future periods.

12.	RELATED PARTY TRANSACTIONS

In 2009, 2008 and 2007, the Operating Partnership held investments in Apartment LLC’s accounted for under the equity method of accounting (see note 3). In 2009, 2008 and 2007, the Operating Partnership recorded, before elimination of the Operating Partnership’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $3,489, $3,988 and $2,591, respectively, from these related companies. Additionally in 2007, the Operating Partnership earned interest under loans to unconsolidated entities totaling $449. The Operating Partnership portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2009 and 2008, the Operating Partnership had outstanding loan balances to certain current and former company executives totaling $805 and $935, respectively. These loans mature in 2011 and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares. Additionally, at December 31, 2009 and 2008, the Operating Partnership had outstanding an additional loan to a company executive totaling $200 and $300, respectively. This loan bears interest at 6.32% per annum. If the executive continues to be employed by the Operating Partnership, the loan will be forgiven annually over a ten year period, maturing in 2011, as defined in the agreement. The annual loan forgiveness under this loan of $100 was recorded as compensation expense in each of the three years in the period ended December 31, 2009.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2008, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $92,145 with a maturity date in July 2009. In March 2009, the Operating Partnership early terminated this interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap.

At December 31, 2008, the fair value of the interest rate swap agreement represented a liability of $2,428, and the liability was included in consolidated liabilities in the accompanying consolidated balance sheets. Prior to the third quarter of 2008, the changes in the fair value of this cash flow hedge were recorded as a change in accumulated other comprehensive income (loss), an equity account, in the accompanying consolidated balance sheet. During the third quarter of 2008, the interest rate swap arrangement, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, changes in the market value of the interest rate swap arrangement were recognized in the consolidated statement of operations, resulting in other income of $874 in 2009 through the swap termination date and other expense of $239 from July 1, 2008 through December 31, 2008.

In addition, the Operating Partnership had a prior interest rate swap arrangement that became ineffective in 2006. The Operating Partnership was required to amortize into expense the cumulative unrecognized loss included in equity for these two ineffective interest rate swaps over their remaining lives under the guidance in ASC Topic 815, “Derivatives and Hedging” (previously SFAS No. 133, as amended). Total amortization expense related to these two interest rate swap arrangements was $658, $2,141 and $1,123 in 2009, 2008 and 2007, respectively. The Operating Partnership extinguished indebtedness related to these two interest rate swap arrangements in 2009 and, as a result, the unamortized loss on these swap arrangements of $1,171 was recognized as a loss upon termination. The loss was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations in 2009.

On February 1, 2008, a $28,495 interest rate cap arrangement expired on its maturity date with no change in its $0 fair value from December 31, 2007.

Post Apartment Homes, L.P.	127

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

14.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Operating Partnership records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Operating Partnership records derivative financial instruments, if any, at fair value. The Operating Partnership also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2009. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Operating Partnership could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Operating Partnership periodically reviews its real estate assets, including operating assets, land held for future investment and assets held for sale, for impairment using Level 3 inputs, primarily comparable sales data, independent appraisals and discounted cash flow models.

In the second quarter of 2009, the Operating Partnership recognized impairment charges (see notes 3 and 7) to write-off a parcel of land held for future investment to its estimated fair value and to write-down its investment in an unconsolidated entity constructing condominiums (referred to as the “Atlanta Condominium Project”) to its estimated fair value. The Operating Partnership recorded an impairment charge of $9,658 to write off the carrying value of land held for investment (see note 3). The Operating Partnership recorded an impairment charge of $74,733, included in equity in losses of unconsolidated entities, that encompasses the write off of the Operating Partnership’s investment in the Atlanta Condominium Project of $34,912 and also encompassed the recognition of certain limited recourse guarantees by the Operating Partnership in connection with this investment (see note 3). The estimated fair values of the land and the Operating Partnership’s investment, based principally on the fair value of the condominiums held by the unconsolidated entity, were determined using Level 3 inputs, consisting primarily of independent appraisals and discounted cash flow models.

Financial instruments

At December 31, 2008, the Operating Partnership had an interest rate swap arrangement that represented a net fair value liability of $2,428 using Level 2 inputs. In March 2009, the Operating Partnership early terminated this interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap (see note 13). The change in the market value of the interest rate swap prior to its termination was recognized in the consolidated statement of operations, resulting in other income of $874 in 2009.

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2009, the fair value of fixed rate debt was approximately $982,889 (carrying value of $984,607) and the fair value of the Operating Partnership’s variable rate debt, including the Operating Partnership’s lines of credit, was approximately $7,571 (carrying value of $8,153). At December 31, 2008, the fair value of fixed rate debt was approximately $846,961 (carrying value of $969,774) and the fair value of floating rate debt, including the Operating Partnership’s lines of credit, was approximately $141,530 (carrying value of $143,139). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

15.	SEGMENT INFORMATION

Segment description

In accordance with ASC Topic 280, “Segment Reporting,” (previously SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information”), the Operating Partnership presents segment information based on the way that

Post Apartment Homes, L.P.	128

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

•	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2008.

•

Development, rehabilitation and lease-up communities – those apartment communities that are under development, rehabilitation and lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•

Condominium conversion and other communities – those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations under ASC Topic 360 (previously SFAS No. 144) (see note 1).

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

Post Apartment Homes, L.P.	129

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income (loss) in 2009, 2008 and 2007. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2009	2008	2007
Revenues
Fully stabilized communities	$226,324	$236,320	$226,945
Communities stabilized during 2008	10,781	9,940	7,359
Development, rehabilitation and lease-up communities	16,686	9,228	8,749
Condominium conversion and other communities	131	641	9,810
Other property segments	21,329	24,782	23,859
Other	1,072	1,029	602

Consolidated revenues	$276,323	$281,940	$277,324

Contribution to Property Net Operating Income
Fully stabilized communities	$133,680	$141,268	$136,792
Communities stabilized during 2008	6,073	5,072	3,095
Development, rehabilitation and lease-up communities	6,172	2,551	4,932
Condominium conversion and other communities	73	373	5,355
Other property segments, including corporate management expenses	(2,405)	(3,632)	(7,007)

Consolidated property net operating income	143,593	145,632	143,167

Interest income	245	667	822
Other revenues	1,072	1,029	602
Depreciation	(74,442)	(63,530)	(61,476)
Interest expense	(52,377)	(48,863)	(47,447)
Amortization of deferred financing costs	(3,079)	(3,473)	(3,297)
General and administrative	(16,296)	(16,808)	(18,093)
Investment and development	(4,114)	(5,131)	(7,302)
Other investment costs	(2,107)	(1,384)	(400)
Strategic review costs	-	(8,161)	-
Impairment, severance and other charges	(13,507)	(98,862)	-
Gains on sales of real estate assets, net	3,481	2,752	100,015
Equity in income (loss) of unconsolidated real estate entities	(74,447)	1,224	1,556
Other income (expense), net	(432)	(1,239)	(1,098)
Net loss on early extinguishment of indebtedness	(3,317)	-	-

Income (loss) from continuing operations	(95,727)	(96,147)	107,049
Income from discontinued operations	84,238	87,777	75,900

Net income (loss)	$(11,489)	$(8,370)	$182,949

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2009, 2008 and 2007 were as follows:

In 2009, the Operating Partnership became the majority owner of and consolidated a previously unconsolidated entity (see note 3). This consolidation resulted in increases in land held for future investment and other assets of $9,658, cash of $248, indebtedness of $8,153, accounts payable and accrued expenses of $192 and noncontrolling interests of $1,560. This was a non-cash transaction.

In 2009, the Operating Partnership amortized approximately $658 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). In 2009, the Operating Partnership also recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,171 related to a terminated interest rate swap derivative financial instrument. The Operating Partnership further recognized other income in 2009 of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 13). This $874 increase in value also

Post Apartment Homes, L.P.	130

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

caused a decrease in accounts payable and accrued expenses in 2009. In 2008, the Operating Partnership amortized approximately $2,141 of accumulated other comprehensive non-cash losses into earnings related to two interest rate swap derivative financial instruments (see note 13). The Operating Partnership also recognized other expense in 2008 of $239 to record a reduction in the value of an ineffective interest rate swap derivative financial arrangement. The $239 decrease in value also caused an increase in accounts payable and accrued expenses. Other than the changes discussed herein, in 2008, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in equity of $35. In 2007, the Operating Partnership amortized approximately $1,123 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). Other than the amortization discussed herein, in 2007, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in equity of $1,660.

The Operating Partnership pays distributions a quarter in arrears. The Operating Partnership committed to distribute $9,724, $8,888 and $19,933 for the quarters ended December 31, 2009, 2008 and 2007, respectively.

In 2009, 2008 and 2007, the Company issued common shares for director compensation, totaling $89, $665 and $502, respectively. These common stock issuances were non-cash transactions.

In 2007, the Operating Partnership sold two apartment communities and the net proceeds totaling $66,938 were held by an exchange intermediary at December 31, 2007, pending the completion of a tax deferred exchange. These transactions were excluded from the cash flow statement as non-cash transactions.

In 2009, 2008 and 2007, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $2,024, $1,655 and $1,411, respectively.

17.	OTHER INCOME (EXPENSE)

In 2009, 2008 and 2007, other expense included state franchise taxes of $614, $570 and $694, respectively. Franchise taxes are associated with the income-based taxes in Texas that became effective in 2007. Other expense in 2009 also primarily included expenses of $459 related to the Operating Partnership’s exterior remediation project, the write-off of pursuit costs associated with an abandoned secured financing arrangement of $187, partially offset by non-cash income of $874 for the mark-to-market of an ineffective interest rate swap agreement. Other expense in 2008 also primarily included a non-cash expense related to the mark-to-market of an interest rate swap agreement of $239, expenses of approximately $202 related to the Operating Partnership’s exterior remediation project and $141 due to the early extinguishment of indebtedness. Other expense in 2007 also primarily included REIT alternative minimum taxes of approximately $560 (see note 8).

18.	SUBSEQUENT EVENTS

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. No sales of common stock were made under this program in February 2010. The Company expects to use the proceeds from this program, if any, for general corporate purposes.

Subsequent to December 31, 2009, the Company repurchased its preferred stock with a liquidation value of approximately $912 under a Rule 10b5-1 plan. Correspondingly, the Operating Partnership repurchased preferred units from the Company under the same terms.

Post Apartment Homes, L.P.	131

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2009 and 2008 was as follows:

	Year ended December 31, 2009
	First	Second	Third	Fourth
Revenues	$69,178	$69,118	$69,388	$68,640

Income (loss) from continuing operations	(361)	(83,963)	(2,472)	(8,927)
Income from discontinued operations	2,609	26,768	54,861	-

Net income (loss)	2,248	(57,195)	52,389	(8,927)
Noncontrolling interests	76	8,150	(6)	(2)
Distributions to preferred unitholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income (loss) available to common unitholders	$415	$(50,955)	$50,474	$(10,838)

Earnings (loss) per common unit:
Net income (loss) available to common unitholders – basic	$0.01	$(1.14)	$1.13	$(0.22)
Net income (loss) available to common unitholders – diluted	$0.01	$(1.14)	$1.13	$(0.22)

	Year ended December 31, 2008
	First	Second	Third	Fourth
Revenues	$69,712	$70,551	$71,910	$69,767

Income (loss) from continuing operations	(1,956)	(28,801)	119	(65,509)
Income from discontinued operations	5,115	3,232	27,344	52,086

Net income (loss)	3,159	(25,569)	27,463	(13,423)
Noncontrolling interests	(466)	293	(189)	(33)
Distribution to preferred unitholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income (loss) available to common unitholders	$784	$(27,186)	$25,365	$(15,365)

Earnings (loss) per common unit:
Net income (loss) available to common unitholders – basic	$0.02	$(0.61)	$0.57	$(0.35)
Net income (loss) available to common unitholders – diluted	$0.02	$(0.61)	$0.57	$(0.35)

In the second and third quarter of 2009, income from discontinued operations increased primarily due to gains on sales of apartment communities in these periods. In the second and fourth quarters of 2009 the increased loss from continuing operations results from asset impairment charges and severance charges in those periods.

In the first, third and fourth quarters of 2008, income from discontinued operations increased primarily due to gains on sales of apartment communities in those periods. In the second and fourth quarters of 2008, income from continuing operations decreased as a result of asset impairment and severance charges recorded in those periods.

Post Apartment Homes, L.P.	132

Schedule III

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2009

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives Years
Georgia
Post Alexander™	Apartments	$-	7,392	-	49,429	7,392	49,429	56,821	3,917	04/06	N/A	5 - 40
Post Briarcliff™	Apartments	60,025	13,344	-	49,137	13,344	49,137	62,481	19,155	12/96	09/96	5 - 40
Post Brookhaven®	Apartments	-	7,921	-	35,899	7,921	35,899	43,820	21,452	07/89 -12/92	03/89	5 - 40
Post Chastain®	Apartments	-	6,352	-	61,263	6,779	60,836	67,615	27,054	06/88 -10/90	06/88	5 - 40
Post Crossing®	Apartments	26,950	3,951	-	21,538	3,951	21,538	25,489	9,498	04/94 -08/95	11/93	5 - 40
Post Gardens®	Apartments	-	5,859	-	36,058	5,931	35,986	41,917	14,646	07/96	05/96	5 - 40
Post Glen®	Apartments	28,000	5,591	-	23,741	5,784	23,548	29,332	9,720	07/96	05/96	5 - 40
Post Parkside™	Mixed Use	19,457	3,402	-	22,106	3,465	22,043	25,508	7,609	02/99	12/97	5 - 40
Post Peachtree Hills®	Apartments	-	4,215	-	25,828	4,857	25,186	30,043	7,937	02/92 -09/94	02/92 & 9/92	5 - 40
Post Renaissance® (2)	Apartments	-	-	-	22,378	-	22,378	22,378	11,317	07/91 -12/94	06/91 & 01/94	5 - 40
Post Riverside®	Mixed Use	-	11,130	-	117,134	12,457	115,807	128,264	45,326	07/96	01/96	5 - 40
Post Spring™	Apartments	38,397	2,105	-	39,473	2,105	39,473	41,578	13,484	09/99	09/99	5 - 40
Post Stratford™ (2)	Apartments	-	328	-	28,864	620	28,572	29,192	9,713	04/99	01/99	5 - 40
Virginia
Post Carlyle Square™	Mixed Use	-	1,043	-	56,910	3,597	54,356	57,953	4,974	12/04	N/A	5 - 40
Post Corners®	Apartments	40,777	4,404	-	25,676	4,493	25,587	30,080	10,545	06/94	06/94	5 - 40
Post Fallsgrove	Apartments	-	14,801	69,179	1,284	14,801	70,463	85,264	7,308	N/A	7/06	5 - 40
Post Park® (3)	Mixed Use	-	6,764	-	59,986	6,764	59,986	66,750	1,022	12/07	N/A	5 - 40
Post Pentagon Row™ (2)	Mixed Use	-	2,359	7,659	89,780	3,470	96,328	99,798	22,303	06/99	02/99	5 - 40
Post Tysons Corner™	Apartments	-	20,000	65,478	2,885	20,000	68,363	88,363	12,476	N/A	06/04	5 - 40

Post Properties, Inc.	133
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2009

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives Years
Texas
Post Abbey™	Apartments	$-	$575	$6,276	$2,486	$575	$8,762	$9,337	$2,684	N/A	10/97	5 - 40
Post Addison Circle™	Mixed Use	120,000	2,885	41,482	130,061	8,382	166,046	174,428	60,511	10/97	10/97	5 - 40
Post Barton Creek™	Apartments	-	1,920	24,482	1,327	1,920	25,809	27,729	3,109	N/A	03/06	5 - 40
Post Cole’s Corner™	Mixed Use	-	1,886	18,006	3,851	2,086	21,657	23,743	8,320	N/A	10/97	5 - 40
Post Eastside™ (3)	Mixed Use	-	5,735	-	43,352	5,735	43,352	49,087	2,454	10/06	N/A	5 - 40
Post Heights™/Gallery	Mixed Use	-	5,455	15,559	41,266	5,812	56,468	62,280	18,495	10/97	10/97	5 - 40
Post Legacy	Mixed Use	27,890	684	-	34,614	811	34,487	35,298	10,832	03/99	03/99	5 - 40
Post Meridian™	Apartments	-	1,535	11,605	1,942	1,535	13,547	15,082	5,191	N/A	10/97	5 - 40
Post Midtown Square®	Mixed Use	-	4,408	1,412	52,593	3,437	54,976	58,413	17,260	10/97	10/97	5 - 40
Post Park Mesa™	Apartments	-	1,480	17,861	1,128	1,480	18,989	20,469	2,251	N/A	03/06	5 - 40
Post Rice Lofts™ (2)	Mixed Use	-	449	13,393	28,417	449	41,810	42,259	12,232	10/97	10/97	5 - 40
Post Sierra at Frisco Bridges™ (3)	Mixed Use	-	3,581	-	28,832	3,581	28,832	32,413	664	10/07	N/A	5 - 40
Post Square™	Mixed Use	-	4,565	24,595	2,520	4,565	27,115	31,680	8,788	N/A	10/97	5 - 40
Post Uptown Village™	Apartments	-	3,955	22,120	23,622	6,682	43,015	49,697	13,289	N/A	10/97	5 - 40
Post Vineyard™	Apartments	-	1,133	8,560	1,479	1,133	10,039	11,172	3,127	N/A	10/97	5 - 40
Post Vintage™	Apartments	-	2,614	12,188	2,075	2,614	14,263	16,877	4,863	N/A	10/97	5 - 40
Post West Austin™ (3)	Apartments	-	10,865	-	40,540	10,865	40,540	51,405	929	02/08	N/A	5 - 40
Post Worthington™	Mixed Use	30,654	3,744	34,700	16,983	3,744	51,683	55,427	15,056	N/A	10/97	5 - 40
Florida
Post Bay at Rocky Point™	Apartments	-	528	5,081	20,608	2,400	23,817	26,217	2,215	N/A	10/06	5 - 40
Post Harbour Place™	Mixed Use	-	3,854	-	69,514	8,312	65,056	73,368	21,846	03/97	01/97	5 - 40
Post Hyde Park®	Apartments	46,410	3,498	-	42,934	9,680	36,752	46,432	11,798	09/94	07/94	5 - 40
Post Lake at Baldwin Park®	Apartments	-	17,500	56,702	1,913	17,500	58,615	76,115	4,728	N/A	07/07	5 - 40
Post Parkside™	Mixed Use	-	2,493	-	35,386	2,493	35,386	37,879	10,998	03/99	03/99	5 - 40
Post Rocky Point®	Apartments	55,490	10,510	-	70,804	10,567	70,747	81,314	25,989	04/94 -11/96	02/94 & 09/96	5 - 40

Post Properties, Inc.	134
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2009

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements		Total (1)		Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives Years
New York
Post Luminaria™	Mixed Use	$34,800	$4,938	$-	$41,837	$4,938	$41,837		$46,775		$12,313	03/01	03/01	5 -40
Post Toscana™	Mixed Use	51,555	15,976	-	77,263	17,156	76,083		93,239		13,391	01/02	01/02	5 -40
North Carolina
Post Ballantyne	Apartments	25,966	6,400	30,850	2,720	6,400	33,570		39,970		5,836	11/04	05/05	5 -40
Post Gateway Place™	Mixed Use	42,319	2,424	-	63,051	3,481	61,994		65,475		17,710	11/00	08/99	5 -40
Post Park at Phillips Place®	Mixed Use	-	4,305	-	40,965	4,307	40,963		45,270		16,163	01/96	11/95	5 -40
Post Uptown Place™	Mixed Use	-	2,336	-	29,968	2,363	29,941		32,304		9,278	09/98	09/98	5 -40
Miscellaneous Investments (4)		-	13,212	5,496	243,538	94,382	167,864		262,246		23,615			5 -40

Total		$648,690	$266,404	$492,684	$1,966,958	$377,116	$2,348,930	(5)	$2,726,046	(5)	$625,391

(1)

The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,606,678 at December 31, 2009, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.

(2)	The Company has a leasehold interest in the land underlying these communities.
(3)	For communities in lease-up, amounts represent cost associated with completed apartment units.
(4)	Miscellaneous investments include construction in progress, land held for investment and certain other corporate assets.
(5)

This total excludes for-sale condominiums and assets held for sale of $820 and $5,045, respectively, at December 31, 2009. This total includes condominiums under construction of $106,546 at December 31, 2009 (included in the balance sheet caption “Condominiums, for-sale and under construction”).

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2009	2008	2007
Real estate investments
Balance at beginning of year	$2,537,258	$2,610,418	$2,532,117
Improvements	200,506	199,934	241,215
Asset impairment charges (a)	(9,658)	(84,578)	-
Disposition of property (b)	(2,060)	(188,516)	(162,914)

Balance at end of year	$2,726,046	$2,537,258	$2,610,418

Accumulated depreciation
Balance at beginning of year	$553,814	$562,226	$547,477
Depreciation (c)	73,559	64,492	65,646
Accumulated depreciation on disposed property	(1,982)	(72,904)	(50,897)

Balance at end of year (d)	$625,391	$553,814	$562,226

(a)	Represents reductions in total real estate assets due to non-cash impairment charges recorded during 2008 and 2009.
(b)	Represents reductions for assets classified as held for sale and other asset retirements as well as assets contributed to an unconsolidated entity in 2007.
(c)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.
(d)	Accumulated depreciation on the balance sheet excludes accumulated depreciation on assets held for sale in the amounts of $0, $42,379 and $4,031 at December 31, 2009, 2008 and 2007, respectively.

Post Properties, Inc.	135
Post Apartment Homes, L.P.

(b)	Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description
2.1(t)	-	Purchase and Sale Agreement for the Post Forest® apartment community
2.2(u)	-	Purchase and Sale Agreement for the Post Ridge® apartment community
2.3(v)	-	Purchase and Sale Agreement for the Post Dunwoody® apartment community
3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(f)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(s)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
10.1(b)	-	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	-	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	-	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	-	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	-	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	-	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	-	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	-	Amended and Restated Employee Stock Plan
10.9(j)*	-	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)	-	Form of Amended and Restated Indemnification Agreement
10.11(k)*	-	Dividend Reinvestment Stock Purchase Plan
10.12(q)	-

Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.13(m)*	-	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	-	Form of Change in Control Agreement (2.0X)
10.15(q)*	-	Form of Change in Control Agreement (1.5X)
10.16(q)*	-	Form of Change in Control Agreement (1.0X)
10.17(i)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(i)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.20(i)*	-	Amended and Restated Employment and Change in Control Agreement with Thomas L. Wilkes
10.21(i)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.22(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.23(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.24(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.25*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.26(o)	-

Amended and Restated Credit Agreement dated as of April 28, 2006 by and among Post Apartment Homes, L.P., Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, SunTrust Bank and Sumitomo Mitsui Banking Corporation, and the financial institutions a party thereto and their assignees

10.27(r)	-

First Amendment, dated as of November 2, 2007, to Amended and Restated Credit Agreement by and among Post Apartment Homes, L.P., each of the Lenders party thereto and Wachovia Bank, National Association.

Post Properties, Inc.	136
Post Apartment Homes, L.P.

10.28(e)	-

Second Amendment, dated September 8, 2008, to the Amended and Restated Credit Agreement by and among Post Apartment Homes, L.P., each of the Lenders party thereto and Wachovia Bank, National Association.

10.29(w)	-	Form of Multifamily Fixed Rate Note, effective as of October 2, 2008.
10.30(x)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.

11.1(p)	-	Statement Regarding Computation of Per Share Earnings

21.1	-	List of Subsidiaries
23.1	-	Consent of Deloitte & Touche LLP -- Post Properties, Inc.
23.2	-	Consent of Deloitte & Touche LLP -- Post Apartment Homes, L.P. and Post Properties, Inc.
31.1	-

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

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 11, 2008 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 15, 2008.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 2, 2006 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.

Post Properties, Inc.	137
Post Apartment Homes, L.P.

(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on November 2, 2007 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(t)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 20, 2009 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 27, 2009 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 6, 2009 and incorporated herein by reference.
(w)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(x)	Filed as an exhibit to the Current Report on Form 8-K/A of the Registrants filed April 22, 2009 and incorporated herein by reference.

Post Properties, Inc.	138
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC. (Registrant)

February 26, 2010	By	/s/ David P. Stockert
David P. Stockert, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 26, 2010

/s/ Douglas Crocker II Douglas Crocker II	Vice Chairman of the Board and Director	February 26, 2010

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 26, 2010

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 26, 2010

/s/ Russell R. French Russell R. French	Director	February 26, 2010

/s/ Dale A. Reiss Dale A. Reiss	Director	February 26, 2010

/s/ Stella F. Thayer Stella F. Thayer	Director	February 26, 2010

/s/ Ronald de Waal Ronald de Waal	Director	February 26, 2010

Post Properties, Inc.	139
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post G.P. Holdings, Inc., as General Partner

February 26, 2010	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 26, 2010

/s/ Douglas Crocker II Douglas Crocker II	Vice Chairman of the Board and Director	February 26, 2010

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 26, 2010

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 26, 2010

/s/ Russell R. French Russell R. French	Director	February 26, 2010

/s/ Dale A. Reiss Dale A. Reiss	Director	February 26, 2010

/s/ Stella F. Thayer Stella F. Thayer	Director	February 26, 2010

/s/ Ronald de Waal Ronald de Waal	Director	February 26, 2010

Post Properties, Inc.	140
Post Apartment Homes, L.P.

Exhibit Index

Exhibit No.		Description

2.1(t)	-	Purchase and Sale Agreement for the Post Forest® apartment community
2.2(u)	-	Purchase and Sale Agreement for the Post Ridge® apartment community
2.3(v)	-	Purchase and Sale Agreement for the Post Dunwoody® apartment community
3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(f)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(s)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
10.1(b)	-	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	-	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	-	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	-	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	-	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	-	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	-	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	-	Amended and Restated Employee Stock Plan
10.9(j)*	-	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)	-	Form of Amended and Restated Indemnification Agreement
10.11(k)*	-	Dividend Reinvestment Stock Purchase Plan
10.12(q)	-

Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.13(m)*	-	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	-	Form of Change in Control Agreement (2.0X)
10.15(q)*	-	Form of Change in Control Agreement (1.5X)
10.16(q)*	-	Form of Change in Control Agreement (1.0X)
10.17(i)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(i)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.20(i)*	-	Amended and Restated Employment and Change in Control Agreement with Thomas L. Wilkes
10.21(i)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.22(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.23(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.24(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.25*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.26(o)	-

Amended and Restated Credit Agreement dated as of April 28, 2006 by and among Post Apartment Homes, L.P., Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, SunTrust Bank and Sumitomo Mitsui Banking Corporation, and the financial institutions a party thereto and their assignees

10.27(r)	-

First Amendment, dated as of November 2, 2007, to Amended and Restated Credit Agreement by and among Post Apartment Homes, L.P., each of the Lenders party thereto and Wachovia Bank, National Association.

10.28(e)	-

Second Amendment, dated September 8, 2008, to the Amended and Restated Credit Agreement by and among Post Apartment Homes, L.P., each of the Lenders party thereto and Wachovia Bank, National Association.

10.29(w)	-	Form of Multifamily Fixed Rate Note, effective as of October 2, 2008.
10.30(x)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.
11.1(p)	-	Statement Regarding Computation of Per Share Earnings

Post Properties, Inc.	141
Post Apartment Homes, L.P.

Exhibit No.		Description
21.1	-	List of Subsidiaries
23.1	-	Consent of Deloitte & Touche LLP -- Post Properties, Inc.
23.2	-	Consent of Deloitte & Touche LLP -- Post Apartment Homes, L.P. and Post Properties, Inc.
31.1	-

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

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 11, 2008 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 15, 2008.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.

Post Properties, Inc.	142
Post Apartment Homes, L.P.

(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 2, 2006 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on November 2, 2007 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(t)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 20, 2009 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 27, 2009 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 6, 2009 and incorporated herein by reference.
(w)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(x)	Filed as an exhibit to the Current Report on Form 8-K/A of the Registrants filed April 22, 2009 and incorporated herein by reference.

Post Properties, Inc.	143
Post Apartment Homes, L.P.