Form 10-Q
period 2010-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2010-05-10
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

48,604,756 shares of common stock outstanding as of April 30, 2009.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Real estate assets
Land	$284,673	$283,217
Building and improvements	2,003,185	1,983,839
Furniture, fixtures and equipment	233,880	230,271
Construction in progress	13,567	28,274
Land held for future investment	93,800	93,899

	2,629,105	2,619,500
Less: accumulated depreciation	(643,642)	(625,391)
Condominiums, for-sale and under construction	121,519	107,366
Assets held for sale	5,045	5,045

Total real estate assets	2,112,027	2,106,520
Investments in and advances to unconsolidated real estate entities	8,194	8,322
Cash and cash equivalents	11,299	13,347
Restricted cash	12,503	11,177
Deferred charges, net	8,520	8,365
Other assets	28,313	29,698

Total assets	$2,180,856	$2,177,429

Liabilities and equity
Indebtedness	$1,008,551	$992,760
Accounts payable and accrued expenses	73,826	79,815
Investments in unconsolidated real estate entities	54,551	54,706
Dividend and distribution payable	9,754	9,724
Accrued interest payable	10,276	4,890
Security deposits and prepaid rents	16,528	16,079

Total liabilities	1,173,486	1,157,974

Redeemable common units	3,822	3,402

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 884 and 900 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 1,994 and 2,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	20	20
Common stock, $.01 par value, 100,000 authorized:
48,598 and 48,453 shares issued and 48,598 and 48,445 shares outstanding at March 31, 2010 and December 31, 2009, respectively	485	484
Additional paid-in-capital	961,350	960,593
Accumulated earnings	44,007	57,253

	1,005,871	1,018,359
Less common stock in treasury, at cost, 92 and 97 shares at March 31, 2010 and December 31, 2009, respectively	(3,141)	(3,240)

Total Company shareholders’ equity	1,002,730	1,015,119
Noncontrolling interests - consolidated real estate entities	818	934

Total equity	1,003,548	1,016,053

Total liabilities and equity	$2,180,856	$2,177,429

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues
Rental	$65,134	$65,384
Other property revenues	3,726	3,568
Other	283	226

Total revenues	69,143	69,178

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	33,491	32,698
Depreciation	18,471	17,592
General and administrative	4,676	4,409
Investment and development	602	997
Other investment costs	669	653

Total expenses	57,909	56,349

Operating income	11,234	12,829
Interest income	169	115
Interest expense	(12,613)	(14,178)
Amortization of deferred financing costs	(833)	(934)
Net gains (losses) on condominium sales activities	948	(260)
Equity in income of unconsolidated real estate entities	123	110
Other income (expense)	(155)	1,059
Net gain on early extinguishment of indebtedness	-	898

Loss from continuing operations	(1,127)	(361)

Discontinued operations
Income from discontinued property operations	-	2,609

Income from discontinued operations	-	2,609

Net income (loss)	(1,127)	2,248
Noncontrolling interests - consolidated real estate entities	(61)	76
Noncontrolling interests - Operating Partnership	11	(2)

Net income (loss) available to the Company	(1,177)	2,322
Dividends to preferred shareholders	(1,890)	(1,909)
Preferred stock redemption costs	(8)	-

Net income (loss) available to common shareholders	$(3,075)	$413

Per common share data - Basic
Loss from continuing operations
(net of preferred dividends and redemption costs)	$(0.06)	$(0.05)
Income from discontinued operations	-	0.06

Net income (loss) available to common shareholders	$(0.06)	$0.01

Weighted average common shares outstanding - basic	48,370	44,114

Per common share data - Diluted
Loss from continuing operations
(net of preferred dividends and redemption costs)	$(0.06)	$(0.05)
Income from discontinued operations	-	0.06

Net income (loss) available to common shareholders	$(0.06)	$0.01

Weighted average common shares outstanding - diluted	48,370	44,114

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Redeemable Common Units
2010										(see note 5)
Equity and Accum. Earnings, December 31, 2009	$29	$484	$960,593	$57,253	$-	$(3,240)	$1,015,119	$934	$1,016,053	$3,402
Comprehensive income
Net income (loss)	-	-	-	(1,177)	-	-	(1,177)	61	(1,116)	(11)

Total comprehensive income (loss)							(1,177)	61	(1,116)	(11)
Proceeds from employee stock purchase, stock option and other plans	-	1	937	-	-	99	1,037	-	1,037	-
Adjustment for ownership interest of redeemable common units	-	-	(3)	-	-	-	(3)	-	(3)	3
Redemption of preferred stock	-	-	(913)	-	-	-	(913)	-	(913)	-
Stock-based compensation	-	-	736	-	-	-	736	-	736	3
Dividends to preferred shareholders	-	-	-	(1,890)	-	-	(1,890)	-	(1,890)	-
Dividends to common shareholders and distributions to unitholders ($0.20 per share and unit)	-	-	-	(9,719)	-	-	(9,719)	-	(9,719)	(35)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(177)	(177)	-
Adjustment to redemption value of redeemable common units	-	-	-	(460)	-	-	(460)	-	(460)	460

Equity and Accum. Earnings, March 31, 2010	$29	$485	$961,350	$44,007	$-	$(3,141)	$1,002,730	$818	$1,003,548	$3,822

2009
Equity and Accum. Earnings, December 31, 2008	$29	$442	$886,643	$105,300	$(1,819)	$(2,965)	$987,630	$8,220	$995,850	$4,410
Comprehensive income
Net income (loss)	-	-	-	2,322	-	-	2,322	(76)	2,246	2
Net change in derivative value	-	-	-	-	1,819	-	1,819	-	1,819	10

Total comprehensive income (loss)							4,141	(76)	4,065	12
Proceeds from employee stock purchase, stock option and other plans	-	1	378	-	-	(39)	340	-	340	-
Stock-based compensation	-	-	824	-	-	-	824	-	824	4
Dividends to preferred shareholders	-	-	-	(1,909)	-	-	(1,909)	-	(1,909)	-
Dividends to common shareholders and distributions to unitholders ($0.20 per share and unit)	-	-	-	(8,869)	-	-	(8,869)	-	(8,869)	(44)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(304)	(304)	-

Equity and Accum. Earnings, March 31, 2009	$29	$443	$887,845	$96,844	$-	$(3,004)	$982,157	$7,840	$989,997	$4,382

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(1,127)	$2,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,471	17,592
Amortization of deferred financing costs	833	934
Losses (gains) on sales of real estate assets, net	(948)	260
Other income, net	-	(215)
Equity in income of unconsolidated entities	(123)	(110)
Distributions of earnings of unconsolidated entities	358	463
Deferred compensation	28	23
Stock-based compensation	739	828
Net gain on early extinguishment of debt	-	(898)
Changes in assets, decrease (increase) in:
Other assets	1,342	1,134
Deferred charges	23	(69)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,386	5,056
Accounts payable and accrued expenses	(5,061)	(5,847)
Security deposits and prepaid rents	(877)	214

Net cash provided by operating activities	19,044	21,613

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(14,714)	(41,641)
Net proceeds from sales of real estate assets	1,840	2,046
Capitalized interest	(2,394)	(3,107)
Annually recurring capital expenditures	(2,578)	(2,633)
Periodically recurring capital expenditures	(5,446)	(9,096)
Community rehabilitation and other revenue generating capital expenditures	(33)	(1,647)
Corporate additions and improvements	(129)	(59)
Investments in and advances to unconsolidated entities	(298)	(3,241)
Note receivable collections and other investments	136	553

Net cash used in investing activities	(23,616)	(58,825)

Cash Flows From Financing Activities
Lines of credit proceeds	39,262	253,338
Lines of credit repayments	(23,262)	(211,357)
Proceeds from indebtedness	-	236,963
Payments on indebtedness	(209)	(297,261)
Payments of financing costs and other	(871)	(3,695)
Redemption of preferred stock	(913)	-
Proceeds from employee stock purchase and stock options plans	309	317
Distributions to noncontrolling interests - real estate entities	(177)	(304)
Distributions to noncontrolling interests - common unitholders	(35)	(44)
Dividends paid to preferred shareholders	(1,890)	(1,909)
Dividends paid to common shareholders	(9,690)	(8,844)

Net cash provided by (used in) financing activities	2,524	(32,796)

Net decrease in cash and cash equivalents	(2,048)	(70,008)
Cash and cash equivalents, beginning of period	13,347	75,472

Cash and cash equivalents, end of period	$11,299	$5,464

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2010, the Company owned 19,863 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 993 apartment units in three communities currently in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) through taxable REIT subsidiaries. At March 31, 2010, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At March 31, 2010, the Company had outstanding 48,598 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.6% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 174 at March 31, 2010 and represented a 0.4% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Company’s weighted average common ownership interest in the Operating Partnership was 99.6% and 99.5% for the three months ended March 31, 2010 and 2009, respectively.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

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

In 2010, the Company has presented the proceeds and payments on revolving lines of credit in the consolidated statements of cash flows at gross amounts. In 2009, these amounts were presented on a net basis. The consolidated statement of cash flows for 2009 was corrected to conform to the gross presentation.

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

For newly developed condominiums, the Company accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20 (previously SFAS No. 66 and EITF 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”). The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of March 31 2010, all newly developed condominium projects are accounted for under the Deposit Method.

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

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities or for newly developed condominiums, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above) and the net book value of the assets being converted into condominiums or newly developed are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, for-sale and under construction.” In either case, subsequent to the classification of the assets being converted to held for sale, no further depreciation expense is recorded.

Recently issued and adopted accounting guidance

The Company adopted new guidance in ASC Topic 810, “Consolidation” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” on January 1, 2010. The new guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. The new guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE, (4) amending certain guidance for determining which entities are VIEs and (5) requiring additional disclosures. The adoption of the new guidance did not have a material impact on the Company’s financial position or results of operations.

2.    REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At March 31, 2010, the Company had one parcel of land classified as held for sale totaling $5,045, which represents the lower of cost or fair value less costs to sell. Under ASC Topic 360 (previously SFAS No. 144), the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

There were no sales of apartment communities in the three months ended March 31, 2010 or 2009 and there were no apartment communities classified as held for sale at March 31, 2010. In 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. The revenues and expenses of these communities for the three months ended March 31, 2009 were as follows:

Three months ended March 31, 2009
Revenues
Rental	$4,235
Other property revenues	258

Total revenues	4,493

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,472
Interest	412

Total expenses	1,884

Income from discontinued property operations	$2,609

Condominium activities

At March 31, 2010, the Company is constructing two luxury condominium communities containing 277 units (including 129 units in one community held in an unconsolidated entity – see note 3). The aggregate construction in progress for the consolidated luxury condominium community totaled $121,401 and $106,546 at March 31, 2010 and December 31, 2009, respectively. In addition, the Company is completing the sell out of condominium units at one condominium conversion community (two units remain unsold at March 31, 2010). At March 31, 2010 and December 31, 2009, the carrying value of completed, unsold units totaled $117 and $819, respectively. These amounts were included in the accompanying balance sheet under the caption, “Condominiums, for-sale and under construction.”

Income from continuing operations included net gains from condominium sales activity at developed condominium projects and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with pre-sale condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
	2010	2009
Condominium revenues	$1,840	$2,046
Condominium costs and expenses	(892)	(2,306)

Net gains (losses) on sales of condominiums	$948	$(260)

At March 31, 2010 the Company evaluated the carrying values of its consolidated under construction and condominium units held for sale. For the consolidated under construction community, this evaluation utilized the held for investment model (cumulative projected undiscounted cash flows) and concluded no adjustment of the carrying value was required at March 31, 2010. For completed condominiums, this evaluation utilized the held for sale model (discounted projected cash flows) and also concluded no adjustment of the carrying value was required at March 31, 2010. Upon the completion of the community under construction, the evaluation of the carrying value of the community will change to the held for sale model described above.

Acquisitions

The Company did not acquire any apartment communities in the three months ended March 31, 2010 or 2009.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At March 31, 2010, the Company holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company holds 25% to 35% equity interests in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At March 31, 2010 and December 31, 2009, the Company’s investment in the 35% owned Apartment LLCs totaled $8,194 and $8,322, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,871 at March 31, 2010. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at March 31, 2010 and December 31, 2009 reflects a credit investment of $15,029 and $14,886, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The Company provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. A summary of financial information for the Apartment LLCs in the aggregate was as follows:

Apartment LLCs - Balance Sheet Data	March 31, 2010	December 31, 2009
Real estate assets, net of accumulated depreciation of $29,589 and $27,961, at March 31, 2010 and December 31, 2009, respectively	$255,562	$257,063
Cash and other	5,990	5,349

Total assets	$261,552	$262,412

Mortgage notes payable	$206,496	$206,496
Other liabilities	2,879	2,464

Total liabilities	209,375	208,960
Members’ equity	52,177	53,452

Total liabilities and members’ equity	$261,552	$262,412

Company’s equity investment in Apartment LLCs (1)	$(6,835)	$(6,564)

(1) At March 31, 2010 and December 31, 2009, the Company’s equity investment is shown net of its credit investments of $15,029 and $14,886, respectively, discussed above.
	Three months ended March 31,
Apartment LLCs - Income Statement Data	2010	2009
Revenues
Rental	$6,483	$6,664
Other property revenues	458	464
Other	-	1

Total revenues	6,941	7,129

Expenses
Property operating and maintenance	2,888	2,710
Depreciation and amortization	1,675	1,641
Interest	2,953	2,953

Total expenses	7,516	7,304

Net loss	$(575)	$(175)

Company’s share of net income	$123	$221

At March 31, 2010, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

$85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

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

At March 31, 2010, the Company was the primary beneficiary, through its ability to direct the economic performance and its majority economic interest, of the Condominium LLC (a variable interest entity) and, therefore, consolidated the Condominium LLC. The primary asset of the Condominium LLC is its investment in the Mixed-Use LP. At March 31, 2010 and December 31, 2009, the Company’s consolidated investment in the Mixed-Use LP reflected a credit investment of $39,522 and $39,820, respectively. These credit investments are included in consolidated liabilities on the accompanying consolidated balance sheets. The credit investment primarily resulted from the recognition of the impairment loss recorded in 2009 described below, which encompassed the write-off of the Company’s investment in the Mixed-Use LP and also encompassed the recognition of the Company’s maximum potential limited recourse obligations under the construction loan guarantees and the licensing and branding arrangement described below. As a result, the Company suspended further loss recognition under the equity method of accounting for the Mixed-Use LP subsequent to June 2009.

The write off of the Company’s investment and recognition of guarantee liabilities in the second quarter of 2009 resulted, in part, from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling partner interest in the Mixed-Use LP, related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction at the Mixed-Use LP were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. Subject to the negotiation and execution of new loan documents with the project’s lenders, it has been contemplated that the Atlanta Condominium Project would be distributed from the Mixed-Use LP to the Condominium LLC. However, as the Company and its lenders are in on-going discussions that may impact the terms and conditions of the construction loan, it is not possible to predict or determine the outcome of those discussions and the impact that they will have on the Company’s investment or the timing of the distribution, if any, of the Atlanta Condominium Project from the Mixed-Use LP to the Condominium LLC.

The Company, through its interest in the Condominium LLC, accounts for its investment in Mixed-Use LP using the equity method of accounting; however, as stated above, the Company suspended further loss recognition under the equity method subsequent to June 2009. A summary of financial information for the Mixed-Use LP was as follows:

Mixed-Use LP - Balance Sheet Data	March 31, 2010	December 31, 2009
Construction in progress	$118,258	$114,508
Cash and other	2,329	302

Total assets	$120,587	$114,810

Construction note payable	$135,223	$124,944
Other liabilities	7,128	11,661

Total liabilities	142,351	136,605
Members’ deficit	(21,764)	(21,795)

Total liabilities and members’ deficit	$120,587	$114,810

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended March 31,
Mixed-Use LP - Income Statement Data	2010	2009
Expenses
Property operating and maintenance	$122	$143

Total expenses	122	143

Net loss	$(122)	$(143)

Company’s share of net loss	$-	$(111)

The Mixed-Use LP and the Land LLC entered into a construction loan facility with an aggregate capacity of $187,128. At March 31, 2010, the construction loan had an outstanding balance of $143,376, bears interest at LIBOR plus 1.35% and matures in 2011. As discussed below, a portion of the construction loan related to the consolidated Land LLC is included in consolidated indebtedness. Under the terms of the construction loan facility, the Company and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed the principal amount of the loan outstanding in an amount not to exceed the lesser of approximately $25,313, or the amount of payment required to cause the principal balance of the Condominium LLC and Land LLC portion of the loan to be reduced to a loan-to-cost ratio that is equal to or less than 60%. In addition, the Company and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed certain debt service payments of the Condominium LLC and Land LLC portion of the construction loan not to exceed approximately $6,154. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LP, including the Company, jointly and severally guaranteed the shell completion of the mixed-use building.

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

At March 31, 2009, the Company also held an investment in a 50% owned Land LLC that holds land adjacent to the condominium project discussed above for future investment and the investment had a credit balance of $1,691. In the second quarter of 2009, the Company made aggregate additional investments and advances of $1,527 to the Land LLC, whereby the Company obtained a majority of the economic interests and consolidated the Land LLC, a variable interest entity. The consolidation of the Land LLC resulted in the consolidation of land, which was determined to be non-recoverable and fully impaired in the second quarter of 2009, and the consolidation of a portion of the construction loan discussed above totaling $8,153 at March 31, 2010 (see note 4).

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

4.    INDEBTEDNESS

At March 31, 2010 and December 31, 2009, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	March 31, 2010	December 31, 2009
Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	$335,917	$335,917
Unsecured Syndicated Line of Credit	N/A	LIBOR + 0.80% (2)	2011	16,000	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 6.09% (3)	2013-2019	648,481	648,690
Secured Variable Rate Construction Note (held in a variable interest entity)	Int.	LIBOR + 1.35%	2011	8,153	8,153

Total				$1,008,551	$992,760

(1)	Senior unsecured notes totaling approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.
(2)	Represents stated rate. At March 31, 2010, the weighted average interest rate was 1.04%
(3)	There are no scheduled maturities of secured notes in 2010. These notes mature between 2013 and 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2010	$101,149
2011	37,276	(1)
2012	100,104
2013	186,606
2014	188,644
Thereafter	394,772

	$1,008,551

(1)	Includes outstanding balances on lines of credit totaling $16,000.

Debt issuances and retirements

There were no issuances or retirements of debt for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Company’s net gain on early extinguishment of indebtedness included a net gain of $3,524 from the early extinguishment of debt related to the Company’s tender offer of its 2010 and 2011 senior unsecured bonds offset by a net loss of $2,626 on the prepayment of the Company’s weekly-remarketed, variable rate taxable mortgage bonds and the associated interest rate swap agreement.

Unsecured lines of credit

At March 31, 2010, the Company utilizes a syndicated unsecured revolving line of credit (the “Syndicated Line”). In March 2010, the Company amended the Syndicated Line to reduce the available borrowing capacity under the agreement from $600,000 to $400,000 and to modify certain default and other provisions of the credit agreement to exclude from those provisions certain defaults or other effects on such provisions relating to certain designated affiliates of the Company. In addition, the Company exercised its extension option in accordance with the agreement for an additional one-year period to April 27, 2011. The Syndicated Line has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2010, the Company had issued letters of credit to third parties totaling $3,639 under this facility.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Additionally, at March 31, 2010, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). Pursuant to an amendment executed in March 2010, the maturity date of the Cash Management Line maturity was extended to April 27, 2011. Additionally, the amendment increased the stated interest rate from LIBOR plus 0.80% to LIBOR plus 2.50% as well as modified certain of the default provisions consistent with those of the Syndicated Line discussed above. The Cash Management Line also carries other terms, including debt covenants, substantially consistent with the Syndicated Line.

In connection with the above mentioned amendments and extension, the Company paid fees and expenses of $860 in the three months ended March 31, 2010.

Debt compliance

The Company’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. Management believes the Company was in compliance with these financial covenants at March 31, 2010.

5.    EQUITY AND NONCONTROLLING INTERESTS

Common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. No sales of common stock were made under this program for the three months ended March 31, 2010. The Company expects to use the proceeds from this program, if any, for general corporate purposes.

Preferred stock repurchases

In the three months ended March 31, 2010, the Company repurchased preferred stock with a liquidation value of approximately $932 under a Rule 10b5-1 plan.

Computation of earnings (loss) per common share

For the three months ended March 31, 2010 and 2009, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common share is as follows:

	Three months ended March 31,
	2010	2009
Loss from continuing operations attributable to common shareholders (numerator):
Loss from continuing operations	$(1,127)	$(361)
Noncontrolling interests - consolidated real estate entities	(61)	76
Noncontrolling interests - Operating Partnership - continuing operations	11	11
Preferred stock dividends	(1,890)	(1,909)
Preferred stock redemption costs	(8)	-
Unvested restricted stock (allocation of earnings)	13	-

Loss from continuing operations attributable to common shareholders	$(3,062)	$(2,183)

Common shares (denominator):
Weighted average shares outstanding - basic	48,370	44,114
Dilutive shares from stock options (1)	-	-

Weighted average shares outstanding - diluted (1)	48,370	44,114

Per-share amount:
Basic	$(0.06)	$(0.05)

Diluted	$(0.06)	$(0.05)

(1)	The potential dilution from the Company’s outstanding stock options to purchase 108 and 0 shares for the three months ended March 31, 2010 and 2009, respectively, were antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares for those periods.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock options to purchase 2,351 shares of common stock for the three months ended March 31, 2010 were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810 the Company determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At March 31, 2010, the aggregate redemption value of the noncontrolling interests in of the Operating Partnership of $3,822 was in excess of its net book value of $3,294. At December 31, 2009, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $3,402 was in excess of its net book value of $3,334. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

For the three months ended March 31, 2010 and 2009, income from continuing operations, income from discontinued operations and net income available to the Company were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended March 31,
	2010	2009
Loss from continuing operations	$(1,177)	$(274)
Income from discontinued operations	-	2,596

Net income (loss) available to the Company	$(1,177)	$2,322

6.    FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments, if any, at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at March 31, 2010. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, land held for future investment and assets held for sale, for impairment purposes using Level 3 inputs, primarily comparable sales data, independent appraisals and discounted cash flow models.

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At March 31, 2010, the fair value of fixed rate debt was approximately $969,603 (carrying value of $984,398) and the fair value of the Company’s variable rate debt, including the Company’s lines of credit, was approximately $23,200 (carrying value of $24,153). At December 31, 2009, the fair value of fixed rate debt was approximately $982,889 (carrying value of $984,607) and the fair value of floating rate debt, including the Company’s lines of credit, was approximately $7,571 (carrying value of $8,153). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

A summary of comprehensive income for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
	2010	2009
Net income (loss)	$(1,127)	$2,248
Change in derivatives (1)	-	1,829

Total comprehensive income (loss)	(1,127)	4,077
Less:
Comprehensive income attributable to noncontrolling interests	(50)	64

Total Company comprehensive income	$(1,177)	$4,141

(1)	For the three months ended March 31, 2009, the change in derivatives balance includes an adjustment of $658 for amortized swap costs as well as an adjustment for $1,161 to write-off the remaining unamortized balance in equity, both included in net income.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2009.

—

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

—	Communities stabilized during 2009 – communities which reached stabilized occupancy in the prior year.

—	Development and lease-up communities – those apartment communities under development and lease-up during the period.

—	Condominium conversion and other communities – those portions of existing apartment communities converted into condominiums that are reflected in continuing operations.

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

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2010 and 2009. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended March 31,
	2010	2009
Revenues
Fully stabilized communities	$57,592	$60,348
Communities stabilized during 2009	3,451	2,306
Development and lease-up communities	2,918	439
Condominium conversion and other communities	-	68
Other property segments	4,899	5,791
Other	283	226

Consolidated revenues	$69,143	$69,178

Contribution to Property Net Operating Income
Fully stabilized communities	$33,198	$36,060
Communities stabilized during 2009	1,971	782
Development and lease-up communities	812	(218)
Condominium conversion and other communities	-	43
Other property segments, including corporate management expenses	(612)	(413)

Consolidated property net operating income	35,369	36,254

Interest income	169	115
Other revenues	283	226
Depreciation	(18,471)	(17,592)
Interest expense	(12,613)	(14,178)
Amortization of deferred financing costs	(833)	(934)
General and administrative	(4,676)	(4,409)
Investment and development	(602)	(997)
Other investment costs	(669)	(653)
Gains (losses) on condominium sales activities, net	948	(260)
Equity in income (loss) of unconsolidated real estate entities	123	110
Other income (expense), net	(155)	1,059
Net gain on early extinguishment of indebtedness	-	898

Loss from continuing operations	(1,127)	(361)
Income from discontinued operations	-	2,609

Net income (loss)	$(1,127)	$2,248

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.    IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009

Accrued severance charges, beginning of period	$7,671	$9,405
Severance charges	-	-
Payments for period	(488)	(444)
Interest accretion	140	183

Accrued severance charges, end of period	$7,323	$9,144

9.    SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $2,394 and $3,107 for the three months ended March 31, 2010 and 2009, respectively), aggregated $9,621 and $12,641 for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010 and 2009, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $155 and $687, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2010 and 2009 were as follows:

For the three months ended March 31, 2009, the Company amortized approximately $658 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the three months ended March 31, 2009, the Company recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,171 related to a terminated interest rate swap derivative financial instrument. The Company also recognized other income during the first quarter of 2009 of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). This increase in value also caused a decrease in accounts payable and accrued expenses for the first three months of 2009.

The Company and the Operating Partnership pay dividends and distributions a quarter in arrears. At March 31, 2010 and 2009, the Operating Partnership committed to distribute and had accrued $9,754 and $8,913, respectively. As a result, the Company declared and accrued dividends of $9,719 and $8,869 at March 31, 2010 and 2009, respectively. The remaining distributions from the Operating Partnership in the amount of $35 and $44 were accrued at March 31, 2010 and 2009, respectively, for the noncontrolling interests in the Operating Partnership.

For the three months ended March 31, 2010 and 2009, the Company issued common shares for director compensation, totaling $28 and $23, respectively. In addition, in the three months ended March 31, 2010, the Company issued common shares for its matching contribution to the Company’s 401K Plan, totaling $700. These were non-cash transactions.

10.    STOCK-BASED COMPENSATION PLANS

Incentive stock plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 3,469 shares of common stock were reserved for issuance. Of this amount, stock grants count against the total shares available under the 2003 Stock Plan as 2.7 shares for every one share issued, while options (and stock appreciation rights (“SAR”) settled in shares) count against the total shares available as one share for every one share issued on the exercise of an option (or SAR). The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended March 31,
	2010	2009
Dividend yield	4.4%	6.5%
Expected volatility	41.6%	35.4%
Risk-free interest rate	2.8%	2.2%
Expected option term (years)	6.0 years	5.9 years

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

For the three months ended March 31, 2010 and 2009, the Company granted stock options to purchase 66 and 346 shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $107 and $205 for the three months ended March 31, 2010 and 2009, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the three months ended March 31, 2010 and 2009 is presented below:

	Three months ended March 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,516	$31	2,382	$34
Granted	66	18	346	12
Exercised	(2)	12	-	-
Forfeited	-	-	(201)	36
Expired	(229)	38	-	-

Options outstanding, end of period	2,351	30	2,527	31

Options exercisable, end of period	2,116	31	2,121	33

Weighted-average fair value of options granted during the period	$5.08		$2.09

At March 31, 2010, there was $616 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.4 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $16 and $0, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at March 31, 2010 were $3,609, $1,708 and $3,517, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at March 31, 2010 were 4.1, 3.6 and 4.1 years, respectively. Stock options expected to vest at March 31, 2010 totaled 2,340 at a weighted average exercise price of approximately $30.

At March 31, 2010, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,096 options outstanding with exercise prices ranging from $12.22 to $27.92. These options have a weighted average exercise price of $21.32 and a weighted average remaining contractual life of 4.6 years. Of these outstanding options, 861 were exercisable at March 31, 2010 at a weighted average exercise price of $23.33. In addition, there were 1,255 options outstanding with exercise prices ranging from $27.98 to $48.00. These options had a weighted average exercise price of $36.98 and a weighted average remaining contractual life of 3.7 years. Of these outstanding options, 1,255 were exercisable at March 31, 2010 at a weighted average exercise price of $36.98.

For the three months ended March 31, 2010 and 2009, the Company granted 87 and 101 shares of restricted stock, respectively, to Company officers and directors. The weighted average grant date fair value for the restricted shares for the three months ended March 31, 2010 and 2009 was $18.30 and $12.22, respectively, per share. The total value of the restricted share grants for the three months ended March 31, 2010 and 2009 was $1,582 and $1,238, respectively. The compensation cost is

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $556 and $585 for the three months ended March 31, 2010 and 2009, respectively.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2010 and 2009 is presented below:

	Three months ended March 31,
	2010		2009
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	132	21	128	$33
Granted	87	18	101	12
Vested	(1)	18	-	-
Forfeited	-	-	-	-

Unvested shares, end of period	218	20	229	24

At March 31, 2010, there was $3,520 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.1 years. The total intrinsic value of restricted shares vested for the three months ended March 31, 2010 and 2009 was $16 and $2, respectively.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $76 and $37 for the three months ended March 31, 2010 and 2009, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the taxable REIT subsidiaries (“TRSs”)) income tax returns are subject to examination by federal and state tax jurisdictions for years 2006 through 2008. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2006 to 2008 tax years. In October 2009, the IRS concluded its audit of the TRSs’ 2005 tax return resulting in additional taxes and interest of $12.

As of March 31, 2010, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Company expects the uncertainty surrounding this unrecognized tax benefit to be clarified later in 2010. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2010 and at March 31, 2010 were not material to the Company’s results of operations, cash flows or financial position.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three months ended March 31, 2010 and 2009, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable, if any, is expected to be fully offset by deferred tax benefits resulting from originating temporary differences.

At December 31, 2009, management had established valuation allowances of approximately $53,997 against net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2009 are included in the footnotes to the Company’s audited financial statements included in the Form 10-K. There were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at March 31, 2010.

12.   LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action. The Company requested the briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement, and the Court agreed. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC’s appellate brief is due on June 10, 2010; the Company’s response is due on July 26, 2010; and ERC’s reply is due on August 23, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2008, the Company and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Company’s and Federal’s Pentagon Row project without first giving the Company and Federal the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the judge in this case issued a final order ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordered Vornado to sell to the Company and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. Based on indications from Vornado, the Company and Federal anticipate that Vornado will appeal.

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

As announced in 2008, the Company is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. The Company has determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. Additionally, a substantial majority of the costs related to these remediation efforts has been and will continue to be recorded as annually and periodically recurring capital expenditures. Finally, the Company determined that the net book value of certain building components totaling $6,505 should be retired and, as such, were depreciated on an accelerated basis through the end of 2009. The work has been completed at 20 properties, is currently underway at approximately 9 properties and is expected to be substantially completed at all the

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

properties by the end of the second quarter of 2010. The work has included, but has not been limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. From the inception of this initiative through March 31, 2010, the Company has capitalized approximately $37,148 related to this project. There can be no assurance that the scope of work or the Company’s estimates of costs will not change in future periods.

13.   SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. There were no material subsequent events in this period.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Real estate assets
Land	$284,673	$283,217
Building and improvements	2,003,185	1,983,839
Furniture, fixtures and equipment	233,880	230,271
Construction in progress	13,567	28,274
Land held for future investment	93,800	93,899

	2,629,105	2,619,500
Less: accumulated depreciation	(643,642)	(625,391)
Condominiums, for-sale and under construction	121,519	107,366
Assets held for sale	5,045	5,045

Total real estate assets	2,112,027	2,106,520
Investments in and advances to unconsolidated real estate entities	8,194	8,322
Cash and cash equivalents	11,299	13,347
Restricted cash	12,503	11,177
Deferred charges, net	8,520	8,365
Other assets	28,313	29,698

Total assets	$2,180,856	$2,177,429

Liabilities and equity
Indebtedness	$1,008,551	$992,760
Accounts payable and accrued expenses	73,826	79,815
Investments in unconsolidated real estate entities	54,551	54,706
Distribution payable	9,754	9,724
Accrued interest payable	10,276	4,890
Security deposits and prepaid rents	16,528	16,079

Total liabilities	1,173,486	1,157,974

Redeemable common units	3,822	3,402

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	94,068	95,000
Common units
General partner	10,674	10,786
Limited partner	897,988	909,333

Total Operating Partnership equity	1,002,730	1,015,119
Noncontrolling interests - consolidated real estate entities	818	934

Total equity	1,003,548	1,016,053

Total liabilities and equity	$2,180,856	$2,177,429

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues
Rental	$65,134	$65,384
Other property revenues	3,726	3,568
Other	283	226

Total revenues	69,143	69,178

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	33,491	32,698
Depreciation	18,471	17,592
General and administrative	4,676	4,409
Investment and development	602	997
Other investment costs	669	653

Total expenses	57,909	56,349

Operating income	11,234	12,829
Interest income	169	115
Interest expense	(12,613)	(14,178)
Amortization of deferred financing costs	(833)	(934)
Net gains (losses) on condominium sales activities	948	(260)
Equity in income of unconsolidated real estate entities	123	110
Other income (expense)	(155)	1,059
Net gain on early extinguishment of indebtedness	-	898

Loss from continuing operations	(1,127)	(361)

Discontinued operations
Income from discontinued property operations	-	2,609

Income from discontinued operations	-	2,609

Net income (loss)	(1,127)	2,248
Noncontrolling interests - consolidated real estate entities	(61)	76

Net income (loss) available to the Operating Partnership	(1,188)	2,324
Distributions to preferred unitholders	(1,890)	(1,909)
Preferred unit redemption costs	(8)	-

Net income (loss) available to common unitholders	$(3,086)	$415

Per common unit data - Basic
Loss from continuing operations
(net of preferred distributions and redemption costs)	$(0.06)	$(0.05)
Income from discontinued operations	-	0.06

Net income (loss) available to common unitholders	$(0.06)	$0.01

Weighted average common units outstanding - basic	48,543	44,332

Per common unit data - Diluted
Loss from continuing operations
(net of preferred distributions and redemption costs)	$(0.06)	$(0.05)
Income from discontinued operations	-	0.06

Net income (loss) available to common unitholders	$(0.06)	$0.01

Weighted average common units outstanding - diluted	48,543	44,332

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

		Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Redeemable Common Units
	Preferred Units	General Partner	Limited Partners
2010								(see note 5)
Equity, December 31, 2009	$95,000	$10,786	$909,333	$-	$1,015,119	$934	$1,016,053	$3,402
Comprehensive income
Net income (loss)	1,890	(31)	(3,036)	-	(1,177)	61	(1,116)	(11)

Total comprehensive income (loss)					(1,177)	61	(1,116)	(11)
Contributions from the Company related to employee stock purchase, stock option and other plans	-	10	1,027	-	1,037	-	1,037	-
Adjustment for ownership interest of redeemable common units	-	-	(3)	-	(3)	-	(3)	3
Redemption of preferred units	(932)	-	19	-	(913)	-	(913)	-
Equity-based compensation	-	7	729	-	736	-	736	3
Distributions to preferred unitholders	(1,890)	-	-	-	(1,890)	-	(1,890)	-
Distributions to common unitholders ($0.20 per unit)	-	(98)	(9,621)	-	(9,719)	-	(9,719)	(35)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	(177)	(177)	-
Adjustment to redemption value of redeemable common units	-	-	(460)	-	(460)	-	(460)	460

Equity, March 31, 2010	$94,068	$10,674	$897,988	$-	$1,002,730	$818	$1,003,548	$3,822

2009
Equity, December 31, 2008	$95,000	$10,540	$883,909	$(1,819)	$987,630	$8,220	$995,850	$4,410
Comprehensive income
Net income (loss)	1,909	4	409	-	2,322	(76)	2,246	2
Net change in derivative value	-	-	-	1,819	1,819	-	1,819	10

Total comprehensive income (loss)					4,141	(76)	4,065	12
Contributions from the Company related to employee stock purchase, stock option and other plans	-	3	337	-	340	-	340	-
Equity-based compensation	-	8	816	-	824	-	824	4
Distributions to preferred unitholders	(1,909)	-	-	-	(1,909)	-	(1,909)	-
Distributions to common unitholders ($0.20 per unit)	-	(89)	(8,780)	-	(8,869)	-	(8,869)	(44)
Distributions to noncontrolling interests - consolidated real estate entities	-	-		-	-	(304)	(304)	-

Equity, March 31, 2009	$95,000	$10,466	$876,691	$-	$982,157	$7,840	$989,997	$4,382

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(1,127)	$2,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,471	17,592
Amortization of deferred financing costs	833	934
Losses (gains) on sales of real estate assets, net	(948)	260
Other income, net	-	(215)
Equity in income of unconsolidated entities	(123)	(110)
Distributions of earnings of unconsolidated entities	358	463
Deferred compensation	28	23
Equity-based compensation	739	828
Net gain on early extinguishment of debt	-	(898)
Changes in assets, decrease (increase) in:
Other assets	1,342	1,134
Deferred charges	23	(69)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,386	5,056
Accounts payable and accrued expenses	(5,061)	(5,847)
Security deposits and prepaid rents	(877)	214

Net cash provided by operating activities	19,044	21,613

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(14,714)	(41,641)
Net proceeds from sales of real estate assets	1,840	2,046
Capitalized interest	(2,394)	(3,107)
Annually recurring capital expenditures	(2,578)	(2,633)
Periodically recurring capital expenditures	(5,446)	(9,096)
Community rehabilitation and other revenue generating capital expenditures	(33)	(1,647)
Corporate additions and improvements	(129)	(59)
Investments in and advances to unconsolidated entities	(298)	(3,241)
Note receivable collections and other investments	136	553

Net cash used in investing activities	(23,616)	(58,825)

Cash Flows From Financing Activities
Lines of credit proceeds	39,262	253,338
Lines of credit repayments	(23,262)	(211,357)
Proceeds from indebtedness	-	236,963
Payments on indebtedness	(209)	(297,261)
Payments of financing costs and other	(871)	(3,695)
Redemption of preferred units	(913)	-
Contributions from the Company related to employee stock purchase and stock option plans	309	317
Distributions to noncontrolling interests - real estate entities	(177)	(304)
Distributions to noncontrolling interests - non-Company common unitholders	(35)	(44)
Distributions to preferred unitholders	(1,890)	(1,909)
Distributions to common unitholders	(9,690)	(8,844)

Net cash provided by (used in) financing activities	2,524	(32,796)

Net decrease in cash and cash equivalents	(2,048)	(70,008)
Cash and cash equivalents, beginning of period	13,347	75,472

Cash and cash equivalents, end of period	$11,299	$5,464

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

At March 31, 2010, the Company owned 99.6% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.6% and 99.5% for the three months ended March 31, 2010 and 2009, respectively. Common Units held by persons other than the Company totaled 174 at March 31, 2010 and represented a 0.4% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At March 31, 2010, the Operating Partnership owned 19,863 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 993 apartment units in three communities currently in lease-up. The Operating Partnership is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) through a taxable REIT subsidiary. At March 31, 2010, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

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

In 2010, the Operating Partnership has presented the proceeds and payments on revolving lines of credit in the consolidated statements of cash flows at gross amounts. In 2009, these amounts were presented on a net basis. The consolidated statement of cash flows for 2009 was corrected to conform to the gross presentation.

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

For newly developed condominiums, the Operating Partnership accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20 (previously SFAS No. 66 and EITF 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums”). The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of March 31 2010, all newly developed condominium projects are accounted for under the Deposit Method.

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

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities or for newly developed condominiums, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above) and the net book value of the assets being converted into condominiums or newly developed are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, for-sale and under construction.” In either case, subsequent to the classification of the assets being converted to held for sale, no further depreciation expense is recorded.

Recently issued and adopted accounting guidance

The Operating Partnership adopted new guidance in ASC Topic 810, “Consolidation” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” on January 1, 2010. The new guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. The new guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE, (4) amending certain guidance for determining which entities are VIEs and (5) requiring additional disclosures. The adoption of the new guidance did not have a material impact on the Operating Partnership’s financial position or results of operations.

2.    REAL ESTATE ACTIVITY

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of the Company’s board of directors and after the Operating Partnership has commenced an active program to sell the assets. At March 31, 2010, the Operating Partnership had one parcel of land classified as held for sale totaling $5,045, which represents the lower of cost or fair value less costs to sell. Under ASC Topic 360 (previously SFAS No. 144), the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

There were no sales of apartment communities in the three months ended March 31, 2010 or 2009 and there were no apartment communities classified as held for sale at March 31, 2010. In 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. The revenues and expenses of these communities for the three months ended March 31, 2009 were as follows:

Three months ended March 31, 2009
Revenues
Rental	$4,235
Other property revenues	258

Total revenues	4,493

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,472
Interest	412

Total expenses	1,884

Income from discontinued property operations	$2,609

Condominium activities

At March 31, 2010, the Operating Partnership is constructing two luxury condominium communities containing 277 units (including 129 units in one community held in an unconsolidated entity – see note 3). The aggregate construction in progress for the consolidated luxury condominium community totaled $121,401 and $106,546 at March 31, 2010 and December 31, 2009, respectively. In addition, the Operating Partnership is completing the sell out of condominium units at one condominium conversion community (two units remain unsold at March 31, 2010). At March 31, 2010 and December 31, 2009, the carrying value of completed, unsold units totaled $117 and $819, respectively. These amounts were included in the accompanying balance sheet under the caption, “Condominiums, for-sale and under construction.”

Income from continuing operations included net gains from condominium sales activity at developed condominium projects and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed certain sales and marketing costs associated with pre-sale condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
	2010	2009
Condominium revenues	$ 1,840	$ 2,046
Condominium costs and expenses	(892)	(2,306)

Net gains (losses) on sales of condominiums	$ 948	$ (260)

At March 31, 2010 the Operating Partnership evaluated the carrying values of its consolidated under construction and condominium units held for sale. For the consolidated under construction community, this evaluation utilized the held for investment model (cumulative projected undiscounted cash flows) and concluded no adjustment of the carrying value was required at March 31, 2010. For completed condominiums, this evaluation utilized the held for sale model (discounted projected cash flows) and also concluded no adjustment of the carrying value was required at March 31, 2010. Upon the completion of the community under construction, the evaluation of the carrying value of the community will change to the held for sale model described above.

Acquisitions

The Operating Partnership did not acquire any apartment communities in the three months ended March 31, 2010 or 2009.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At March 31, 2010, the Operating Partnership holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Operating Partnership holds 25% to 35% equity interests in these Apartment LLCs.

The Operating Partnership accounts for its investments in the Apartment LLCs using the equity method of accounting. At March 31, 2010 and December 31, 2009, the Operating Partnership’s investment in the 35% owned Apartment LLCs totaled $8,194 and $8,322, respectively, excluding the credit investments discussed below. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,871 at March 31, 2010. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership’s investment in the 25% owned Apartment LLCs at March 31, 2010 and December 31, 2009 reflects a credit investment of $15,029 and $14,886, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Operating Partnership’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet. The Operating Partnership provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Apartment LLCs. A summary of financial information for the Apartment LLCs in the aggregate was as follows:

Apartment LLCs - Balance Sheet Data	March 31, 2010	December 31, 2009
Real estate assets, net of accumulated depreciation of $29,589 and $27,961, at March 31, 2010 and December 31, 2009, respectively	$255,562	$257,063
Cash and other	5,990	5,349

Total assets	$261,552	$262,412

Mortgage notes payable	$206,496	$206,496
Other liabilities	2,879	2,464

Total liabilities	209,375	208,960
Members’ equity	52,177	53,452

Total liabilities and members’ equity	$261,552	$262,412

Operating Partnership’s equity investment in Apartment LLCs (1)	$(6,835)	$(6,564)

(1) At March 31, 2010 and December 31, 2009, the Operating Partnership’s equity investment is shown net of its credit investments of $15,029 and $14,886, respectively, discussed above.
	Three months ended March 31,
Apartment LLCs - Income Statement Data	2010	2009
Revenues
Rental	$6,483	$6,664
Other property revenues	458	464
Other	-	1

Total revenues	6,941	7,129

Expenses
Property operating and maintenance	2,888	2,710
Depreciation and amortization	1,675	1,641
Interest	2,953	2,953

Total expenses	7,516	7,304

Net loss	$(575)	$(175)

Operating Partnership’s share of net income	$123	$221

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At March 31, 2010, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

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

At March 31, 2010, the Operating Partnership was the primary beneficiary, through its ability to direct the economic performance and its majority economic interest, of the Condominium LLC (a variable interest entity) and, therefore, consolidated the Condominium LLC. The primary asset of the Condominium LLC is its investment in the Mixed-Use LP. At March 31, 2010 and December 31, 2009, the Operating Partnership’s consolidated investment in the Mixed-Use LP reflected a credit investment of $39,522 and $39,820, respectively. These credit investments are included in consolidated liabilities on the accompanying consolidated balance sheets. The credit investment primarily resulted from the recognition of the impairment loss recorded in 2009 described below, which encompassed the write-off of the Operating Partnership’s investment in the Mixed-Use LP and also encompassed the recognition of the Operating Partnership’s maximum potential limited recourse obligations under the construction loan guarantees and the licensing and branding arrangement described below. As a result, the Operating Partnership suspended further loss recognition under the equity method of accounting for the Mixed-Use LP subsequent to June 2009.

The write off of the Operating Partnership’s investment and recognition of guarantee liabilities in the second quarter of 2009 resulted, in part, from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling partner interest in the Mixed-Use LP, related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction at the Mixed-Use LP were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. Subject to the negotiation and execution of new loan documents with the project’s lenders, it has been contemplated that the Atlanta Condominium Project would be distributed from the Mixed-Use LP to the Condominium LLC. However, as the Operating Partnership and its lenders are in on-going discussions that may impact the terms and conditions of the construction loan, it is not possible to predict or determine the outcome of those discussions and the impact that they will have on the Operating Partnership’s investment or the timing of the distribution, if any, of the Atlanta Condominium Project from the Mixed-Use LP to the Condominium LLC.

The Operating Partnership, through its interest in the Condominium LLC, accounts for its investment in Mixed-Use LP using the equity method of accounting; however, as stated above, the Operating Partnership suspended further loss recognition under the equity method subsequent to June 2009. A summary of financial information for the Mixed-Use LP was as follows:

Mixed-Use LP - Balance Sheet Data	March 31, 2010	December 31, 2009
Construction in progress	$118,258	$114,508
Cash and other	2,329	302

Total assets	$120,587	$114,810

Construction note payable	$135,223	$124,944
Other liabilities	7,128	11,661

Total liabilities	142,351	136,605
Members’ deficit	(21,764)	(21,795)

Total liabilities and members’ deficit	$120,587	$114,810

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended March 31,
Mixed-Use LP - Income Statement Data	2010	2009
Expenses
Property operating and maintenance	$122	$143

Total expenses	122	143

Net loss	$(122)	$(143)

Operating Partnership’s share of net loss	$-	$(111)

The Mixed-Use LP and the Land LLC entered into a construction loan facility with an aggregate capacity of $187,128. At March 31, 2010, the construction loan had an outstanding balance of $143,376, bears interest at LIBOR plus 1.35% and matures in 2011. As discussed below, a portion of the construction loan related to the consolidated Land LLC is included in consolidated indebtedness. Under the terms of the construction loan facility, the Operating Partnership and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed the principal amount of the loan outstanding in an amount not to exceed the lesser of approximately $25,313, or the amount of payment required to cause the principal balance of the Condominium LLC and Land LLC portion of the loan to be reduced to a loan-to-cost ratio that is equal to or less than 60%. In addition, the Operating Partnership and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed certain debt service payments of the Condominium LLC and Land LLC portion of the construction loan not to exceed approximately $6,154. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LP, including the Operating Partnership, jointly and severally guaranteed the shell completion of the mixed-use building.

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

The Condominium LLC has entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 1, 2012, at which point the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales at the Condominium LLC. The Operating Partnership has guaranteed the payment of one-half of the licensing fee, of which the Operating Partnership portion should not exceed $4,800.

At March 31, 2009, the Operating Partnership also held an investment in a 50% owned Land LLC that holds land adjacent to the condominium project discussed above for future investment and the investment had a credit balance of $1,691. In the second quarter of 2009, the Operating Partnership made aggregate additional investments and advances of $1,527 to the Land LLC, whereby the Operating Partnership obtained a majority of the economic interests and consolidated the Land LLC, a variable interest entity. The consolidation of the Land LLC resulted in the consolidation of land, which was determined to be non-recoverable and fully impaired in the second quarter of 2009, and the consolidation of a portion of the construction loan discussed above totaling $8,153 at March 31, 2010 (see note 4).

4.    INDEBTEDNESS

At March 31, 2010 and December 31, 2009, the Operating Partnership’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	March 31, 2010	December 31, 2009
Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	$335,917	$335,917
Unsecured Syndicated Line of Credit	N/A	LIBOR + 0.80% (2)	2011	16,000	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 6.09% (3)	2013-2019	648,481	648,690
Secured Variable Rate Construction Note (held in a variable interest entity)	Int.	LIBOR + 1.35%	2011	8,153	8,153

Total				$1,008,551	$992,760

(1)	Senior unsecured notes totaling approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.
(2)	Represents stated rate. At March 31, 2010, the weighted average interest rate was 1.04%
(3)	There are no scheduled maturities of secured notes in 2010. These notes mature between 2013 and 2019.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2010	$101,149
2011	37,276	(1)
2012	100,104
2013	186,606
2014	188,644
Thereafter	394,772

	$1,008,551

(1)	Includes outstanding balances on lines of credit totaling $16,000.

Debt issuances and retirements

There were no issuances or retirements of debt for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Operating Partnership’s net gain on early extinguishment of indebtedness included a net gain of $3,524 from the early extinguishment of debt related to the Operating Partnership’s tender offer of its 2010 and 2011 senior unsecured bonds offset by a net loss of $2,626 on the prepayment of the Operating Partnership’s weekly-remarketed, variable rate taxable mortgage bonds and the associated interest rate swap agreement.

Unsecured lines of credit

At March 31, 2010, the Operating Partnership utilizes a syndicated unsecured revolving line of credit (the “Syndicated Line”). In March 2010, the Operating Partnership amended the Syndicated Line to reduce the available borrowing capacity under the agreement from $600,000 to $400,000 and to modify certain default and other provisions of the credit agreement to exclude from those provisions certain default or other effects on such provisions relating to certain designated affiliates of the Operating Partnership. In addition, the Operating Partnership exercised its extension option in accordance with the agreement for an additional one-year period to April 27, 2011. The Syndicated Line has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2010, the Operating Partnership had issued letters of credit to third parties totaling $3,639 under this facility.

Additionally, at March 31, 2010, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). Pursuant to an amendment executed in March 2010, the maturity date of the Cash Management Line maturity was extended to April 27, 2011. Additionally, the amendment increased the stated interest rate from LIBOR plus 0.80% to LIBOR plus 2.50% as well as modified certain of the default provisions consistent with those of the Syndicated Line discussed above. The Cash Management Line also carries other terms, including debt covenants, substantially consistent with the Syndicated Line.

In connection with the above mentioned amendments and extension, the Operating Partnership paid fees and expenses of $860 in the three months ended March 31, 2010.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt service and fixed charge coverage covenants require the Operating Partnership to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Operating Partnership to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. Management believes the Operating Partnership was in compliance with these financial covenants at March 31, 2010.

5.    EQUITY AND NONCONTROLLING INTERESTS

Company’s common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. No sales of common stock were made under this program for the three months ended March 31, 2010. The Company’s proceeds from this program, if any, will be contributed to the Operating Partnership in exchange for a like number of common units and used for general corporate purposes.

Preferred unit repurchases

In the three months ended March 31, 2010, the Operating Partnership repurchased preferred units with a liquidation value of approximately $932 under a Rule 10b5-1 plan.

Computation of earnings (loss) per common unit

For the three months ended March 31, 2010 and 2009, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common unit is as follows:

	Three months ended March 31,
	2010	2009
Loss from continuing operations attributable to common unitholders (numerator):
Loss from continuing operations	$(1,127)	$(361)
Noncontrolling interests - consolidated real estate entities	(61)	76
Preferred unit distributions	(1,890)	(1,909)
Preferred unit redemption costs	(8)	-
Unvested restricted stock (allocation of earnings)	13	-

Loss from continuing operations attributable to common unitholders	$(3,073)	$(2,194)

Common units (denominator):
Weighted average units outstanding - basic	48,543	44,332
Dilutive units from stock options (1)	-	-

Weighted average units outstanding - diluted (1)	48,543	44,332

Per-unit amount:
Basic	$(0.06)	$(0.05)

Diluted	$(0.06)	$(0.05)

(1)       The potential dilution from the Company’s outstanding stock options to purchase 108 and 0 shares for the three months ended March 31, 2010 and 2009, respectively, were antidilutive to the loss from continuing operations per unit calculation. As such, these amounts were excluded from weighted average units for those periods.

Stock options to purchase 2,351 shares of common stock for the three months ended March 31, 2010 were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810 the Operating Partnership determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At March 31, 2010, the aggregate redemption value of the noncontrolling interests in of the Operating Partnership of $3,822 was in excess of its net book value of $3,294. At December 31, 2009, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $3,402 was in excess of its net book value of $3,334. The Operating Partnership further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the three months ended March 31, 2010 and 2009, income from continuing operations, income from discontinued operations and net income available to the Operating Partnership were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended March 31,
	2010	2009
Loss from continuing operations	$(1,188)	$(285)
Income from discontinued operations	-	2,609

Net income (loss) available to the Operating Partnership	$(1,188)	$2,324

6.    FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Operating Partnership records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Operating Partnership records derivative financial instruments, if any, at fair value. The Operating Partnership also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at March 31, 2010. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Operating Partnership could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Operating Partnership periodically reviews its real estate assets, including operating assets, land held for future investment and assets held for sale, for impairment purposes using Level 3 inputs, primarily comparable sales data, independent appraisals and discounted cash flow models.

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At March 31, 2010, the fair value of fixed rate debt was approximately $969,603 (carrying value of $984,398) and the fair value of the Operating Partnership’s variable rate debt, including the Operating Partnership’s lines of credit, was approximately $23,200 (carrying value of $24,153). At December 31, 2009, the fair value of fixed rate debt was approximately $982,889 (carrying value of $984,607) and the fair value of floating rate debt, including the Operating Partnership’s lines of credit, was approximately $7,571 (carrying value of $8,153). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of comprehensive income for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
	2010	2009
Net income (loss)	$(1,127)	$2,248
Change in derivatives (1)	-	1,829

Total comprehensive income (loss)	(1,127)	4,077
Less:
Comprehensive income attributable to noncontrolling interests	(61)	76

Total Operating Partnership comprehensive income	$(1,188)	$4,153

(1)	For the three months ended March 31, 2009, the change in derivatives balance includes an adjustment of $658 for amortized swap costs as well as an adjustment for $1,161 to write-off the remaining unamortized balance in equity, both included in net income.

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2009.

—

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

—	Communities stabilized during 2009 – communities which reached stabilized occupancy in the prior year.

—	Development and lease-up communities – those apartment communities under development and lease-up during the period.

—	Condominium conversion and other communities – those portions of existing apartment communities converted into condominiums that are reflected in continuing operations.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2010 and 2009. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended March 31,
	2010	2009
Revenues
Fully stabilized communities	$57,592	$60,348
Communities stabilized during 2009	3,451	2,306
Development and lease-up communities	2,918	439
Condominium conversion and other communities	-	68
Other property segments	4,899	5,791
Other	283	226

Consolidated revenues	$69,143	$69,178

Contribution to Property Net Operating Income
Fully stabilized communities	$33,198	$36,060
Communities stabilized during 2009	1,971	782
Development and lease-up communities	812	(218)
Condominium conversion and other communities	-	43
Other property segments, including corporate management expenses	(612)	(413)

Consolidated property net operating income	35,369	36,254

Interest income	169	115
Other revenues	283	226
Depreciation	(18,471)	(17,592)
Interest expense	(12,613)	(14,178)
Amortization of deferred financing costs	(833)	(934)
General and administrative	(4,676)	(4,409)
Investment and development	(602)	(997)
Other investment costs	(669)	(653)
Gains (losses) on condominium sales activities, net	948	(260)
Equity in income (loss) of unconsolidated real estate entities	123	110
Other income (expense), net	(155)	1,059
Net gain on early extinguishment of indebtedness	-	898

Loss from continuing operations	(1,127)	(361)
Income from discontinued operations	-	2,609

Net income (loss)	$(1,127)	$2,248

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.    IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009

Accrued severance charges, beginning of period	$7,671	$9,405
Severance charges	-	-
Payments for period	(488)	(444)
Interest accretion	140	183

Accrued severance charges, end of period	$7,323	$9,144

9.    SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $2,394 and $3,107 for the three months ended March 31, 2010 and 2009, respectively), aggregated $9,621 and $12,641 for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010 and 2009, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $155 and $687, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2010 and 2009 were as follows:

For the three months ended March 31, 2009, the Operating Partnership amortized approximately $658 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the three months ended March 31, 2009, the Operating Partnership recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,171 related to a terminated interest rate swap derivative financial instrument. The Operating Partnership also recognized other income during the first quarter of 2009 of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). This increase in value also caused a decrease in accounts payable and accrued expenses for the first three months of 2009.

The Operating Partnership pays distributions a quarter in arrears. At March 31, 2010 and 2009, the Operating Partnership committed to distribute and had accrued $9,754 and $8,913, respectively.

For the three months ended March 31, 2010 and 2009, the Company issued common shares for director compensation, totaling $28 and $23, respectively. In addition, in the three months ended March 31, 2010, the Company issued common shares for its matching contribution to the Company’s 401K Plan, totaling $700. These were non-cash transactions.

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

Incentive stock plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 3,469 shares of common stock were reserved for issuance. Of this amount, stock grants count against the total shares available under the 2003 Stock Plan as 2.7 shares for every one share issued, while options (and stock appreciation rights (“SAR”) settled in shares) count against the total shares available as one share for every one share issued on the exercise of an option (or SAR). The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended March 31,
	2010	2009
Dividend yield	4.4%	6.5%
Expected volatility	41.6%	35.4%
Risk-free interest rate	2.8%	2.2%
Expected option term (years)	6.0 years	5.9 years

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

For the three months ended March 31, 2010 and 2009, the Company granted stock options to purchase 66 and 346 shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $107 and $205 for the three months ended March 31, 2010 and 2009, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the three months ended March 31, 2010 and 2009 is presented below:

	Three months ended March 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,516	$31	2,382	$34
Granted	66	18	346	12
Exercised	(2)	12	-	-
Forfeited	-	-	(201)	36
Expired	(229)	38	-	-

Options outstanding, end of period	2,351	30	2,527	31

Options exercisable, end of period	2,116	31	2,121	33

Weighted-average fair value of options granted during the period	$5.08		$2.09

At March 31, 2010, there was $616 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.4 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $16 and $0, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at March 31, 2010 were $3,609, $1,708 and $3,517, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at March 31, 2010 were 4.1, 3.6 and 4.1 years, respectively. Stock options expected to vest at March 31, 2010 totaled 2,340 at a weighted average exercise price of approximately $30.

At March 31, 2010, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,096 options outstanding with exercise prices ranging from $12.22 to $27.92. These options have a weighted average exercise price of $21.32 and a weighted average remaining contractual life of 4.6 years. Of these outstanding options, 861 were exercisable at March 31, 2010 at a weighted average exercise price of $23.33. In addition, there were 1,255 options outstanding with exercise prices ranging from $27.98 to $48.00. These options had a weighted average exercise price of $36.98 and a weighted average remaining contractual life of 3.7 years. Of these outstanding options, 1,255 were exercisable at March 31, 2010 at a weighted average exercise price of $36.98.

For the three months ended March 31, 2010 and 2009, the Company granted 87 and 101 shares of restricted stock, respectively, to Company officers and directors. The weighted average grant date fair value for the restricted shares for the three months

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

ended March 31, 2010 and 2009 was $18.30 and $12.22, respectively, per share. The total value of the restricted share grants for the three months ended March 31, 2010 and 2009 was $1,582 and $1,238, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $556 and $585 for the three months ended March 31, 2010 and 2009, respectively.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2010 and 2009 is presented below:

	Three months ended March 31,
	2010		2009
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	132	21	128	$33
Granted	87	18	101	12
Vested	(1)	18	-	-
Forfeited	-	-	-	-

Unvested shares, end of period	218	20	229	24

At March 31, 2010, there was $3,520 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.1 years. The total intrinsic value of restricted shares vested for the three months ended March 31, 2010 and 2009 was $16 and $2, respectively.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $76 and $37 for the three months ended March 31, 2010 and 2009, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Operating Partnership and its subsidiaries’ (including the taxable REIT subsidiaries (“TRSs”)) income tax returns are subject to examination by federal and state tax jurisdictions for years 2006 through 2008. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2006 to 2008 tax years. In October 2009, the IRS concluded its audit of the TRSs’ 2005 tax return resulting in additional taxes and interest of $12.

As of March 31, 2010, the Operating Partnership’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Operating Partnership expects the uncertainty surrounding this unrecognized tax benefit to be clarified later in 2010. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2010 and at March 31, 2010 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three months ended March 31, 2010 and 2009, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable, if any, is expected to be fully offset by deferred tax benefits resulting from originating temporary differences.

At December 31, 2009, management had established valuation allowances of approximately $53,997 against net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2009 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Form 10-K. There were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at March 31, 2010.

12.  LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action. The Company requested the briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement, and the Court agreed. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC’s appellate brief is due on June 10, 2010; the Company’s response is due on July 26, 2010; and ERC’s reply is due on August 23, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2008, the Operating Partnership and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Operating Partnership’s and Federal’s Pentagon Row project without first giving the Operating Partnership and Federal the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the judge in this case issued a final order ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordered Vornado to sell to the Operating Partnership and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. Based on indications from Vornado, the Operating Partnership and Federal anticipate that Vornado will appeal.

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

As announced in 2008, the Operating Partnership is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. The Operating Partnership has determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Operating Partnership currently estimates that the aggregate cost of this initiative will be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. Additionally, a substantial majority of the costs related to these remediation efforts has been and will continue to be recorded as annually and periodically recurring capital expenditures. Finally, the Operating Partnership determined that the net book value of certain building components totaling $6,505 should be retired and, as such, were depreciated on an accelerated basis through the end of 2009. The work has been completed at 20 properties, is currently underway at approximately 9 properties

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

and is expected to be substantially completed at all the properties by the end of the second quarter of 2010. The work has included, but has not been limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. From the inception of this initiative through March 31, 2010, the Operating Partnership has capitalized approximately $37,148 related to this project. There can be no assurance that the scope of work or the Operating Partnership’s estimates of costs will not change in future periods.

13.  SUBSEQUENT EVENTS

The Operating Partnership evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. There were no material subsequent events in this period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(In thousands, except apartment unit data)

Company overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2010, the Company owned 19,863 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 993 apartment units in three communities currently in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) through taxable REIT subsidiaries. At March 31, 2010, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At March 31, 2010, the Company owned approximately 99.6% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.4% common minority interest in the Operating Partnership.

Operations overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q.

Property operations

Over approximately the past two years, the Company’s operations were negatively impacted by a severe recession in the U.S. economy and historically high unemployment. Weak economic conditions led to declining rental rates for apartments as the Company sought to maintain occupancy at historical levels. The Company expects these conditions to persist in 2010. As a result, the Company expects that rental revenues will continue to decline on a year over year basis, as new leases turn over at lower market rental rates. The Company’s outlook for same store community revenues and net operating income (“NOI”) for 2010 is more fully discussed in the “Outlook” section below and in the Company’s Form 10-K for the year ended December 31, 2009. While the U.S. economy has begun to show some signs of recovery, the U.S. economic recovery is in its early stages and any recovery in employment is expected to be modest in 2010. If U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected.

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

This trend continued in the first quarter of 2010 with same store revenues declining 4.6% compared to the first quarter of 2009, due primarily to lower average rental rates which declined 6.9% during the quarter compared to the same quarter in the prior year. However, the moderation in the rate of decline in average rental rates on a year-over-year basis that the Company began to see in the fourth quarter of 2009, continued into the first quarter of 2010. Additionally, average economic occupancy increased modestly from 93.6% in the first quarter of 2009 to 95.0% in the first quarter of 2010. As a result, partially impacted by a modest increase in property operating and maintenance expenses, same store NOI decreased 7.9% during the first quarter of 2010 compared to the same quarter in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Cost savings initiatives

During 2008 and 2009, the Company implemented initiatives focused on controlling costs and increasing efficiency in its business. Consistent with those efforts, during the second half of 2009, the Company eliminated six senior management positions and approximately 24 other corporate associate positions. In the aggregate, the Company estimates that cost savings from these eliminations will be just under $5,000 on an annual basis, a portion of which was capitalized in prior periods to real estate projects developed by the Company.

Asset sales activity

At March 31, 2010, the Company did not have any apartment communities being marketed for sale. In 2009, the Company sold three communities containing 1,328 units: two communities located in Atlanta, Georgia and one community located in the northern Virginia submarket of greater Washington, D.C. These community sales generated aggregate gross proceeds of approximately $149,700. Those proceeds were utilized in a manner consistent with the Company’s liquidity and balance sheet strategy discussed below.

Development activity

Since 2008, substantive activities relating to substantially all of the Company’s pre-development projects have been deferred. Management believes that the timing of future development starts will depend largely on a favorable outlook for apartment and capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, the Company may be required to recognize additional impairment losses in future periods. Should the Company change its current estimates of the fair value of assets held for sale to below their carrying values, the Company may also be required to recognize additional impairment losses in future periods. In 2010, the Company re-commenced pre-development activities at the second phase of its Post Carlyle Square™ development in Alexandria, Virginia.

As of March 31, 2010, the Company had substantially completed construction of its existing apartment development pipeline. As of April 30, 2010, three of these apartment projects remained in lease-up and one project, Post Eastside™ in Dallas, Texas, had achieved stabilized occupancy. As of that same date, the Company also had two luxury condominium development projects under construction which are anticipated to begin delivering units in the second quarter of 2010.

As of March 31, 2010, approximately $53,000 of estimated construction costs remained to be funded by the Company, including retainage and construction payables. In addition, the Company expects to substantially complete its initiative to remediate communities with stucco exteriors or exterior insulation finishing systems (“EIFS”) by the end of the second quarter of 2010. The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000, of which approximately $37,148 has been incurred through March 31, 2010. The Company expects to fund future estimated construction and remediation expenditures primarily by utilizing available cash and cash equivalents and borrowing capacity under its unsecured revolving lines of credit and under a construction loan. The Company has discussed funding and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact how construction expenditures relating to the underlying mixed-use development held by an unconsolidated entity are funded in the future. See “Liquidity and Capital Resources” below where discussed further.

Condominium activity

In early 2005, the Company entered the for-sale condominium housing market and has since converted and substantially completed the sell-out of five apartment communities totaling 731 units into for-sale condominium homes, completed the construction and sell-out of two condominium communities totaling 230 units, and is in the process of developing two luxury condominium projects: The Ritz-Carlton Residences, Atlanta, Buckhead (the “Atlanta Condominium Project”), consisting of 129 units, and The Four Seasons Residences in Austin, Texas (the “Austin Condominium Project”), consisting of 148 units, which are both currently expected to begin delivering completed units in the second quarter of 2010.

The aggregate projected capital cost of the Atlanta Condominium Project and the Austin Condominium Project is approximately $253,000, of which approximately $30,000 of costs remained to be incurred as of March 31, 2010. Of the total projected investment, $74,733 of the Atlanta Condominium Project was deemed impaired and written down through an impairment charge during the second quarter of 2009, as described further below. There can be no assurances, however, that actual costs will not exceed these estimates or that additional impairment charges will not be recorded in subsequent periods as described further below. As of April 30, 2010, the Company had 76 units under contract at the Austin Condominium Project

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

and had no units under contract at the Atlanta Condominium Project. There can be no assurance that units under contract for sale will actually close.

The Company’s previous expansion into for-sale condominium housing continues to expose the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) for a discussion of these and other Company risk factors. Specifically, the condominium market has been adversely impacted in recent years by the overall weakness in the U.S. economy and residential housing markets, and tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of some prospective condominium buyers to qualify for mortgage financing. The Company expects that condominium market conditions will continue to be challenging in 2010.

Impairment analysis – Austin Condominium Project

The Company evaluated the Austin Condominium Project for impairment during 2009, and as of March 31, 2010, and concluded that the project was not deemed impaired under generally accepted accounting principles as of those dates because the projected future undiscounted cash flows exceeded the carrying value of the asset. Notwithstanding, applying a 23% discount rate to calculate the present value of the estimated future cash flows, the Company currently estimates that the fair value of the Austin Condominium Project would be approximately $30,000 to $33,000 less than its carrying value.

Based on the above, assuming it applied a discount rate of 23% to calculate the present value of the estimated future cash flows, the Company would expect to record an impairment charge of approximately $30,000 to $33,000 in the second quarter ending June 30, 2010, in connection with the Austin Condominium Project, since initial deliveries of condominium units at this project are expected to commence during the second quarter, at which time the project is expected to be classified as “held for sale” for financial reporting purposes. The anticipated impairment charge is calculated as the amount by which the carrying value of the project exceeds its estimated fair value. As there is significant judgment required in developing the assumptions underlying such estimates of fair value for impairment purposes, there can be no assurance that such loss estimate will not change materially before the end of the second quarter. Factors and assumptions that could materially change the Company’s current estimate of fair value may include changes in the actual and projected future closings of condominium units under contract (76 units as of April 30, 2010), the default rate relating to existing contracts with individual buyers, future expectations regarding estimated cash flows, in general, and the discount rate used to calculate the present value of estimated future cash flows. (As an example, a 1% change in the discount rate used to calculate fair value would result in an approximate $1,200 change in fair value and the resulting impairment charge.) There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project and the anticipated impairment charge will not change materially as a consequence.

Impairment analysis – Atlanta Condominium Project

During 2009, the Company observed weak conditions in the U.S. economy and the housing markets, generally, and in the Atlanta upper-end single family and condominium markets, specifically, including the price discounting of competitive products in the Atlanta/Buckhead market. In addition, the government-sponsored mortgage agencies imposed tighter restrictions on mortgage lending to condominium projects which the Company believed would adversely impact sales at its luxury condominium developments. As such, in the second quarter of 2009, management revised its expectations regarding the timing and projected future cash flows from this condominium project under development, and as a result, recorded non-cash impairment charges of approximately $76,317 (net of noncontrolling interests of $8,074) to write-down the carrying value of the Atlanta Condominium Project, held in an unconsolidated entity, and adjacent land. The estimated fair value of the condominium project was derived from the present value of the Company’s estimated future cash flows using a 23% discount rate. The Company’s cash flow assumptions reflected reduced list prices for the condominium units and also assumed an extended sell-out period, consistent with current market conditions.

Although management concluded that no additional impairment existed under generally accepted accounting principles as of March 31, 2010, the Company has continued to experience downward pressure on condominium prices for this project and for luxury for-sale condominium product in the Atlanta/Buckhead submarket in general, which the Company believes has further adversely impacted the estimated fair value of this project. Applying a 23% discount rate to calculate the present value of the estimated future cash flows, the Company currently estimates that the fair value of the Atlanta Condominium Project would be approximately $7,000 to $9,000 less than its carrying value. Further, current market prices for condominium units at this project are substantially below the minimum sales prices provided for in the project’s construction loan agreement. Thus, the Company is not able to execute sales contracts with prospective buyers of condominium units without the written consent of its lenders and consequently, has not executed any sales contracts to date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Based on the above, assuming it applied a discount rate of 23% to calculate the present value of the estimated future cash flow, the Company would expect that the unconsolidated entity that holds the Atlanta Condominium Project would record an additional impairment charge of approximately $7,000 to $9,000 in the second quarter ending June 30, 2010 in connection with this project, since initial deliveries of condominium units are expected to commence during the second quarter at which time the project is expected to be classified as “held for sale” for financial reporting purposes. The anticipated impairment charge is calculated as the amount by which the carrying value of the project exceeds its estimated fair value. As there is significant judgment required in developing the assumptions underlying such estimates of fair value for impairment purposes, there can be no assurance that such loss estimate will not change materially before the end of the second quarter. Factors and assumptions that could materially change the Company’s current estimate of fair value are substantially similar to those described above for the Austin Condominium Project. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Atlanta Condominium Project and the anticipated impairment charge at the unconsolidated entity level will not change materially as a consequence.

Notwithstanding the above, the Company currently accounts for the Atlanta Condominium Project using the equity method of accounting and its net investment in the project is a liability of $39,522. Since the Company’s aggregate recourse guarantee obligations in connection with this investment do not exceed its recorded liability, the Company has suspended recognition of losses under the equity method of accounting and does not anticipate that it will realize additional losses (including the impairment loss anticipated at the unconsolidated entity level discussed above) until, or if, such time occurs that the Company may be required to consolidate the Atlanta Condominium Project for financial reporting purposes. As the Company and its lenders are in on-going discussions that may impact the terms and conditions of the construction loan in connection with this project, it is not possible to predict or determine the outcome of those discussions and the impact that they will have on the Company’s investment in or its accounting for the project. Thus, it is also not possible to predict or determine the timing or amount of additional losses, if any, that the Company may record in future periods since it is not possible to predict, among other factors, whether the Company would eventually be required to consolidate the Atlanta Condominium Project for financial reporting purposes.

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

Disclosure regarding forward-looking statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2010, the Company’s anticipated same store operating results and trends in 2010, expectations regarding future impairment charges, expectations regarding the timing and delivery of completed for-sale condominium homes, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and the Company’s inability to sell for-sale products at attractive pricing levels, the Company’s ability to sell condominium units above minimum sales prices or with lenders consent, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), anticipated costs, timing and expense to remediate and improve apartment communities with stucco and EIFS exteriors, expectations regarding cash flows from operating activities, expected costs of development, investment, interest and other expenses, the Company’s expected debt levels, anticipated refinancing and other new financing needs, expectations regard the availability of additional equity capital, unsecured and secured financing, expectations regarding offerings of the Company’s common stock and the use of proceeds thereof, the anticipated dividend level in 2010 and expectations regarding the source of funds for payment of the dividend, the Company’s ability to execute its 2010 business plan and to meet short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset sales in 2010, the Company’s expectations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

regarding the use of joint venture arrangements to reduce market concentration in certain markets, expectations regarding the Company’s at-the-market common equity program, expectations regarding any appeal or the outcome of any such appeal in the ERC and Vornado matters and the outcome of other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

—	The success of the Company’s business strategies described on pages 2 to 3 of the Form 10-K;
—	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
—	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
—	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
—	The effects on the financial markets of the emergency stabilization actions of the U.S government, U.S. Treasury, Federal Reserve and other governmental and regulatory bodies;
—	Uncertainties associated with the Company’s real estate development and construction;
—	Uncertainties associated with the timing and amount of apartment community sales;
—	The Company’s ability to generate sufficient cash flows to make required payments associated with its debt financing;
—	The effects of the Company’s leverage on its risk of default and debt service requirements;
—	The impact of a downgrade in the credit rating of the Company’s securities;
—	The impact of the lack of sales of condominium units at the Atlanta Condominium Project;
—

The effects of a default by the Company or its subsidiaries on an obligation to repay outstanding indebtedness, including cross-defaults and cross-acceleration under other indebtedness or the responsibility for limited recourse guarantees;

—	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;
—	The Company’s ability to maintain its current dividend level;
—

Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales and including the ability to sell units above sales prices;

—	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;
—

The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;

—	The effectiveness of interest rate hedging contracts;
—	The Company’s ability to succeed in new markets;
—	The costs associated with compliance with laws requiring access to the Company’s properties by persons with disabilities;
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

—	The effects of losses from natural catastrophes in excess of insurance coverage;
—	Uncertainties associated with environmental and other regulatory matters;
—	The costs associated with moisture infiltration and resulting mold remediation;
—	The costs of remediating damage to the Company’s communities that have stucco or exterior insulation finishing systems for potential water penetration and other related issues;
—	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;
—	The Company’s ability to renew leases or relet units as leases expire;
—	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

—	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;
—	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission; and
—	Other factors, including the risk factors discussed in Item 1A of the Form 10-K.

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

Critical accounting policies and new guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 33 through 36 of the Form 10-K. Other than discussed below, there were no significant changes to the Company’s critical accounting policies and estimates during the three months ended March 31, 2010. The discussion below details the Company’s critical accounting policy related to asset impairments and addresses the implementation and impact of recently issued and adopted accounting guidance with an impact on the Company for the three months ended March 31, 2010 or that may have an impact on future reported results.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value. At March 31, 2010, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1 and 6 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company and its affiliates currently own interests in two luxury condominium assets with a total projected cost of approximately $253,000. Initial condominium units in these projects are currently expected to be completed and delivered for their intended use starting in the second quarter ending June 30, 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 3 to the consolidated financial statements for a discussion of the impairment charges related to the Atlanta Condominium Project and adjacent land recorded in 2009. As discussed in the “Operations Overview” above, the Company may be required to record additional impairment charges in connection with these condominium projects in the second quarter of 2010 when initial deliveries of condominium units at these projects are expected to commence and those projects are expected to then be classified as “held for sale” for financial reporting purposes.

The Company adopted new guidance in ASC Topic 810, “Consolidation” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” on January 1, 2010. The new guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. The new guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE, (4) amending certain guidance for determining which entities are VIEs and (5) requiring additional disclosures. The adoption of the new guidance did not have a material impact on the Company’s financial position or results of operations.

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

For the three months ended March 31, 2010, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 43 communities that were completed and stabilized for all of the current and prior year, (2) three communities that achieved stabilization during 2009, (3) portions of two communities that were being converted into condominiums that are reflected in continuing operations under ASC Topic 360 (previously SFAS No. 144) and (4) four communities under development or in lease-up. There were no apartment communities classified as held for sale in discontinued operations at March 31, 2010.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits for the three months ended March 31, 2010 and 2009 were approximately $2,548 and $642, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three months ended March 31, 2010 and 2009 is summarized as follows:

	Three months ended March 31,
	2010	2009	% Change

Rental and other property revenues
Fully stabilized communities (1)	$57,592	$60,348	(4.6)%
Communities stabilized during 2009 (2)	3,451	2,306	49.7%
Development and lease-up communities	2,918	439	564.7%
Condominium conversion and other communities (3)	-	68	(100.0)%
Other property segments (4)	4,899	5,791	(15.4)%

	68,860	68,952	(0.1)%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	24,394	24,288	0.4%
Communities stabilized during 2009 (2)	1,480	1,524	(2.9)%
Development and lease-up communities	2,106	657	220.5%
Condominium conversion and other communities (3)	-	25	(100.0)%
Other property segments, including corporate management expenses (5)	5,511	6,204	(11.2)%

	33,491	32,698	2.4%

Property net operating income (6)	$35,369	$36,254	(2.4)%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$605	$594	1.9%
Other	1,973	1,919	2.8%

Total	$2,578	$2,513	2.6%

Periodically recurring	$5,446	$9,086	(40.1)%

Average apartment units in service	18,116	16,832	7.6%

(1)	Communities which reached stabilization prior to January 1, 2009.
(2)	Communities which reached stabilization in 2009.
(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under ASC Topic 360 (previously SFAS No. 144).
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $283 and $226 for the three months ended March 31, 2010 and 2009, respectively.

(5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance. For the three months ended March 31, 2010 and 2009, corporate property management expenses were $2,457 and $2,674, respectively.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended
	March 31,
	2010	2009
Total same store NOI	$33,198	$36,060
Property NOI from other operating segments	2,171	194

Consolidated property NOI	35,369	36,254

Add (subtract):
Interest income	169	115
Other revenues	283	226
Depreciation	(18,471)	(17,592)
Interest expense	(12,613)	(14,178)
Amortization of deferred financing costs	(833)	(934)
General and administrative	(4,676)	(4,409)
Investment and development	(602)	(997)
Other investment costs	(669)	(653)
Gains (losses) on condominium sales activities, net	948	(260)
Equity in income (loss) of unconsolidated real estate entities	123	110
Other income (expense), net	(155)	1,059
Net gain on early extinguishment of indebtedness	-	898

Loss from continuing operations	(1,127)	(361)
Income from discontinued operations	-	2,609

Net income (loss)	$(1,127)	$2,248

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

	Three months ended March 31,
	2010	2009
Annually recurring capital expenditures
Continuing operations	$2,578	$2,513
Discontinued operations	-	120

Total annually recurring capital expenditures per statements of cash flows	$2,578	$2,633

Periodically recurring capital expenditures
Continuing operations	$5,446	$9,086
Discontinued operations	-	10

Total periodically recurring capital expenditures per statements of cash flows	$5,446	$9,096

Fully stabilized communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale and communities under rehabilitation. For the 2010 to 2009 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2009. This portfolio consisted of 43 communities with 15,713 units, including eleven communities with 4,800 units (30.5%) located in Atlanta, Georgia, eleven communities with 3,429 units (21.8%) located in Dallas, Texas, five communities with 1,905 units (12.1%) located in the greater Washington D.C. metropolitan area, four communities with 2,111 units (13.4%) located in Tampa, Florida, four communities with 1,388 units (8.8%) located in Charlotte, North Carolina and eight communities with 2,080 units (13.4%) located in other markets. The operating performance of these communities is summarized as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended March 31,		% Change
	2010	2009

Rental and other revenues	$57,592	$60,348	(4.6)%
Property operating and maintenance expenses (excluding depreciation and amortization)	24,394	24,288	0.4%

Same store net operating income (1)	$33,198	$36,060	(7.9)%

Capital expenditures (2)
Annually recurring:
Carpet	$595	$592	0.5%
Other	1,881	1,785	5.4%

Total annually recurring	2,476	2,377	4.2%
Periodically recurring	5,063	6,418	(21.1)%

Total capital expenditures (A)	$7,539	$8,795	(14.3)%

Total capital expenditures per unit (A ÷ 15,713 units)	$480	$560	(14.3)%

Average economic occupancy (3)	95.0%	93.6%	1.4%

Average monthly rental rate per unit (4)	$1,213	$1,303	(6.9)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 51 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended
	March 31,
	2010	2009
Annually recurring capital expenditures by operating segment
Fully stabilized	$2,476	$2,377
Communities stabilized during 2009	61	52
Development and lease-up	17	18
Other segments	24	186

Total annually recurring capital expenditures per statements of cash flows	$2,578	$2,633

Periodically recurring capital expenditures by operating segment
Fully stabilized	$5,063	$6,418
Communities stabilized during 2009	8	1,918
Development and lease-up	36	-
Other segments	339	760

Total periodically recurring capital expenditures per statements of cash flows	$5,446	$9,096

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 93.8% and 91.8% for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, net concessions were $506 and $888, respectively, and employee discounts were $174 and $198, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Comparison of three months ended March 31, 2010 to three months ended March 31, 2009

The Operating Partnership reported a net loss attributable to common unitholders of $3,086 for the three months ended March 31, 2010 compared to net income available to common unitholders of $415 for the three months ended March 31, 2009. The Company reported a net loss attributable to common shareholders of $3,075 for the three months ended March 31, 2010 compared to net income available to common shareholders of $413 for the three months ended March 31, 2009. As discussed below, the decrease between periods primarily reflects reduced income from assets sold in 2009, reduced income from fully stabilized communities discussed more fully below, reduced other income in 2010 from the lack of gains on debt extinguishments and other non-cash derivative income, offset somewhat by increased gains from sales of condominiums and reduced interest expense.

Rental and other revenues from property operations decreased $92 or 0.1% from 2009 to 2010 primarily due to decreased revenues from the Company’s fully stabilized communities of $2,756 or 4.6% and decreased revenues from other property segments of $892 or 15.4%, offset by increased revenues of $1,145 or 49.7% from communities that achieved full stabilization in 2009 and increased revenue from development, rehabilitation and lease-up communities of $2,479. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from other property segments reflects decreased revenue of $535 from the Company’s finished apartment rental business due to slower leasing activities resulting from weak economic conditions and decreased revenues from commercial properties of $357 primarily due to increased vacancies at the office and retail components of mixed use communities. The revenue increase from communities that achieved full stabilization in 2009 reflects three communities that were fully stabilized for 2010 compared to the communities being in lease up and under rehabilitation for 2009. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of four communities in 2009 and into 2010.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $793 or 2.4% from 2009 to 2010 primarily due to increases from development, rehabilitation and lease-up communities of $1,449, offset by decreased other segment expense, including corporate property management expenses, of $693 or 11.2%. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of one development community and the opening of leasing offices at three additional development communities beginning the lease-up process in mid to late 2009. The decrease in corporate property management expenses reflects the impact of workforce and expense reductions completed in the second half of 2009.

For the three months ended March 31, 2010 and 2009, there were no sales of apartment communities. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended March 31, 2010 and 2009, gains (losses) on sales of real estate assets from condominium sales activities in continuing operations were $948 and $(260), respectively. The increase in aggregate condominium gains between periods primarily reflects the sales of seven units at condominium communities in 2010 at higher profit margins as the Company sold most of its remaining completed condominium units, the true up of condominium costs and margins on the final unit sales as well as additional income recognized from the reduction of estimated warranty costs on units sold in prior years. At March 31, 2010, the Company had two condominiums remaining to be sold at completed communities. One of the condominiums was sold in April 2010. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium towers under construction at March 31, 2010.

Depreciation expense increased $879 or 5.0% from 2009 to 2010, primarily due to increased depreciation of $1,816 related to development and lease-up communities as apartment units were placed in service in 2009 and into 2010, offset by reduced depreciation of $998 at fully stabilized communities primarily due to the prior year recognition of accelerated depreciation of $1,303 related to the change in the useful life of certain assets retired in 2009 as a result of the Company’s exterior remediation project.

General and administrative expenses increased $267, or 6.1%, from 2009 to 2010 as a result of $627 of additional legal expenses in 2010 primarily related to certain property litigation associated with the Company’s ground lease and related land acquisition rights at one of the Company’s Washington, D.C. area communities (see footnote 12 to the consolidated financial statements). This increase was partially offset by reduced personnel costs of approximately $403 resulting from workforce reductions and a management reorganization in the fourth quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Investment and development expenses decreased $395 or 39.6% from 2009 and 2010. In 2010, the Company’s development personnel and other costs decreased $1,460 over 2009, as the Company continued to reduce headcount and associated costs throughout 2009 as a result of a decision to cease new development starts. The decrease in expenses was offset by $1,065 of decreased capitalization of development personnel in 2010 as development communities were completed. As a result of continued cost reduction efforts, the Company expects net investment and development expenses to be somewhat lower for the full year of 2010, compared to 2009.

Other investment costs increased $16 or 2.5% from 2009 and 2010. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2010 reflects timing of maintenance and miscellaneous legal expenses between years.

Interest expense included in continuing operations decreased $1,565 or 11.0% from 2009 to 2010 primarily due to decreased interest costs associated with lower average debt levels in 2010, offset somewhat by reduced interest capitalization in 2010. Lower debt levels resulted from debt prepayments and retirements in 2009 from the proceeds of asset sales and an equity offering. Reduced interest capitalization on the Company’s development projects of $713 between periods primarily related to the reduced interest capitalization on three apartment development projects that were substantially complete in late 2009. Interest expense included in discontinued operations decreased from $412 in 2009 to $0 in 2010 as the Company currently does not have any communities classified as held for sale in 2010 compared to three communities in 2009. The Company expects interest expense for the full year of 2010 to be higher than in 2009 due to the cessation of interest capitalization on the apartment development projects discussed above as well as the cessation of interest capitalization on the Company’s two luxury condominium projects as they begin to deliver completed units in the second quarter of 2010.

Equity in income of unconsolidated real estate entities increased $13 or 11.8% from 2009 to 2010. The increase was primarily related to the 2009 equity method loss of $111 related to an unconsolidated entity constructing and marketing for-sale condominiums. In late 2009 and in 2010, the Company suspended further loss recognition from this entity as a result of writing off its investment and recognizing its recourse obligations associated with the entity through impairment charges in the second quarter of 2009 (see note 3 to the consolidated financial statements). This increase was partially offset by reduced equity in earnings from apartment unconsolidated entities due to the weaker operating performance of the communities due to weaker market conditions throughout 2009 and into 2010.

For the three months ended March 31, 2010 and 2009, other income (expense) included estimated state franchise taxes. For 2009, other income (expense) also included non-cash income related to the mark-to-market of the Company’s interest rate swap arrangement of $874 that became ineffective under generally accepted accounting principles in that period, $376 related to a reduction in estimated costs associated with the hurricane damage sustained in 2008, offset by inspection expenses related to the Company’s exterior remediation program.

The net gain on early extinguishment of indebtedness of $898 in 2009 reflects net gains of $3,524 from repurchasing $174,858 of unsecured notes through a tender offer, some of which were repurchased at a net discount, offset by net extinguishment losses of $2,626 from the early retirement of $92,275 variable rate taxable mortgage bonds and the settlement of a related interest rate swap arrangement.

Annually recurring and periodically recurring capital expenditures from continuing operations decreased $3,575 or 30.8% from 2009 to 2010. The decrease in periodically recurring capital expenditures of $3,640 primarily reflects decreased costs associated with non-revenue generating capital expenditures at two communities incurred in conjunction with the Company’s rehabilitation of the communities in 2009 (approximately $1,918), decreased capital expenditures of $477 compared to 2009 related to the Company’s exterior water remediation program at several communities as this program is nearing completion in 2010, as well as decreased leasehold improvements of $565 primarily relating to the timing of new leases at mixed-use retail communities in 2009. The increase in annually recurring capital expenditures of $65 primarily reflects the timing of increased pool, landscape, fire systems, activity center and other expenditures in 2010, offset by a decrease of $509 related to roofing expenditures at one community in Florida in 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Fully stabilized communities

Rental and other revenues decreased $2,756 or 4.6% from 2009 to 2010. This decrease resulted from a 6.9% decrease in the average monthly rental rate per apartment unit, offset by a 1.4% increase in average economic occupancy between periods. The decrease in average rental rates resulted in a revenue decrease of approximately $4,246 between periods. Average economic occupancy increased from 93.6% in 2009 to 95.0% in 2010. The occupancy increase between periods resulted in lower vacancy losses of $938 in 2010. Other property revenues increased $553 due primarily to lower net concessions of $383 and somewhat higher utility reimbursements. Average occupancy levels were modesty higher between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects that rental revenues will continue to decline on a year over year basis in 2010 (but at a lower rate), as new leases turnover at lower market rental rates compared to 2009. See the “Outlook” section below for an additional discussion of trends for 2010.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $106 or 0.4% from 2009 to 2010. This increase was primarily due to increased personnel expenses of $218 or 4.0%, increased maintenance expenses of $334 or 10.3%, offset by decreased property tax expense of $406 or 4.7%. Personnel expenses increased due to overtime costs associated with snow removal in Washington D.C., increased bonus accruals as property operating results met or exceeded targeted performance and somewhat higher health insurance costs. Maintenance expenses increased due to snow removal costs at the Company’s Washington, D.C. area communities as well as the general timing of painting and structural repairs between periods. Property tax expenses decreased due to favorable settlements of prior period tax appeals as well as lower tax accruals in 2010 resulting from lower assessed values achieved through prior year appeals.

Discontinued operations

In accordance with ASC Topic 360 (previously SFAS No. 144), the operating results and gains and losses on sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statements of operations for all periods presented.

There were no apartment communities classified as held for sale as of March 31, 2010. For the three months ended March 31, 2009, income from discontinued operations included the results of operations of three apartment communities sold in 2009 through their sale dates. The revenues and expenses of these communities for the three months ended March 31, 2009 were as follows:

Three months ended March 31, 2009
Revenues
Rental	$4,235
Other property revenues	258

Total revenues	4,493

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,472
Interest	412

Total expenses	1,884

Income from discontinued property operations	$2,609

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

The Company’s outlook for the second quarter and remainder of 2010 is based on the expectation that the U.S. economy has begun to show some early signs of recovery from the recession over the past two years, although any recovery in employment is expected to be modest in 2010. However, the Company believes that if the economic recovery were to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. The supply of new apartment deliveries is also anticipated to remain in relative balance with rental demand.

Rental and other revenues from fully stabilized communities are expected to decrease moderately in 2010, compared to 2009, driven primarily by new leases turning over at lower market rental rates as the Company seeks to maintain occupancy levels relatively consistent with 2009. Operating expenses of fully stabilized communities are expected to increase modestly in 2010. The Company expects modest increases in property tax, personnel and utility expenses to be somewhat offset by reduced maintenance expenses. As a result, management expects fully stabilized community net operating income to decrease moderately in 2010, which will adversely impact the Company’s results of operations. Management expects net operating income from construction and lease-up communities will increase for the full year of 2010 compared to the full year of 2009, as the communities continue to lease-up throughout 2010. However, the Company expects lease-up deficits from such communities to increase modestly for the full year of 2010, compared to the full year of 2009, as three communities will be in lease-up in 2010 compared to a partial year in 2009 and the Company ceased interest capitalization on the majority of these communities in 2009.

Management expects interest expense for the full year of 2010 to be moderately higher than the full year of 2009 due generally to decreased interest capitalization in 2010, compared to 2009, resulting from the completion of apartment projects under development in 2009 and in early 2010 and the completion of two luxury condominium development projects in 2010.

Management also expects a moderate decline for the full year of 2010 in general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, due in large part to reduced personnel and related costs associated with a management restructuring undertaken in late 2009.

For the remainder of 2010, the Company does not currently expect to sell any additional apartment communities. The Company, through a taxable REIT subsidiary, has substantially completed the sale of condominium homes in two condominium conversion projects. In addition, the Company expects to begin delivering completed units at its two luxury condominium development projects in the second quarter of 2010. Further, the Company expects to begin closing unit sales at its Austin Condominium Project in the second quarter 2010 and, subject to the consent of its construction lenders, may begin sales at its Atlanta Condominium Project later in 2010. The amount of sales revenue and profits or losses recognized will depend on the timing, volume and pricing of actual closings in 2010. There can be no assurance that any sales will close or that any profits will be realized. The Company may record net losses from condominium activities later in 2010 if gross profits from condominium sales are not sufficient to cover the expensed marketing, sales and carrying costs of the community. Further, as the Company has previously disclosed, it may be required to record additional impairment charges in connection with these two luxury condominium development projects in 2010 (see “Operations Overview” above where discussed further).

Management expects a decrease in expensed investment and development expenses for the full year of 2010, primarily resulting from reduced personnel and related costs offset by reduced capitalization of such costs to development projects in 2010 as projects are completed. Other investment costs representing land carry expenses are expected to increase modestly for the full year of 2010 due to expected increases in carrying costs.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company’s net cash provided by operating activities decreased from $21,613 in the first three months of 2009 to $19,044 in the first three months of 2010 primarily due to reduced property net operating income in 2010 from fully stabilized communities of $2,862, increased lease-up deficits at lease-up communities of approximately $1,905 as compared to 2009, offset by reduced interest expense resulting from prior year debt retirements. The Company expects cash flows from operating activities to decline for the full year of 2010 primarily driven by lower anticipated net operating income from the Company’s fully stabilized communities, higher interest expense and carrying costs from the Company’s lease-up communities and luxury condominium communities, the dilutive impact of 2009 asset sales, offset somewhat by decreases in general and administrative, investment group and property management overhead expenses and increased net operating income from lease-up communities.

Net cash flows used in investing activities decreased from $58,825 in the first three months of 2009 to $23,616 in the first three months of 2009 primarily due to reduced construction and development expenditures as apartment development projects were completed in late 2009 and early 2010, reduced capital expenditures associated with the completion of two rehabilitation projects in 2009 and reduced spending on the Company’s exterior remediation program in 2010 as that project is nearing completion. For the full year of 2010, the Company expects to continue to incur capital expenditures to complete projects under development and to complete the previously announced exterior remediation project. The Company does not currently expect to sell any apartment communities in 2010.

Net cash flows from financing activities changed from $32,796 of net cash used in financing activities in the first quarter of 2009 to $2,524 of net cash provided by financing activities in the first three months of 2010 primarily due to increased net borrowings in 2010 to fund development expenditures. In 2009, the Company’s net repayments of debt were a result of refinancing activities and efforts to reduce aggregate debt levels. For the full year of 2010, the Company expects that its outstanding debt may increase modestly, depending on the level of proceeds, if any, from the Company’s at-the-market equity offering of common stock (discussed below), due principally to funding remaining development and remediation expenditures.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Management currently intends to continue operating the Company as a REIT in 2010. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on the taxable income it distributes to its shareholders.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annual recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are necessary to maintain the earnings capacity of the Company’s operating assets over time.

For the three months ended March 31, 2010, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders (excluding exterior remediation project costs of $4,895).

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

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s unsecured revolving lines of credit as of March 31, 2010 (discussed below) was created primarily through the Company’s asset sales

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

program, through new secured mortgage financings in 2009 and the proceeds from an equity offering in the second half of 2009. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating communities, through possible proceeds from the Company’s at-the-market common equity sale program and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of operating communities and condominium homes and availability under its unsecured revolving lines of credit as a means of funding its development and acquisition activities. Total net sales proceeds from operating community and condominium sales in the first quarter of 2010 and for the full year of 2009 were $1,840 and $170,777, respectively. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of March 31, 2010, the Company had no apartment communities held for sale and currently does not expect to sell any apartment communities in 2010.

As of March 31, 2010, approximately $53,000 of estimated construction costs remained to be funded by the Company, including retainage and construction payables. The Company also expects to substantially complete its initiative to remediate communities with stucco exteriors or exterior insulation finishing systems (“EIFS”) by the end of the second quarter of 2010. The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000, of which approximately $37,148 has been incurred through March 31, 2010. The Company expects to fund future estimated construction and remediation expenditures primarily by utilizing available cash and cash equivalents and borrowing capacity under its unsecured revolving lines of credit and under a construction loan. The Company has discussed funding and other terms and conditions of the construction loan with its lenders. These discussions are ongoing and may, among other things, impact how construction expenditures relating to the underlying mixed-use development held by an unconsolidated entity are funded in the future.

During the first quarter of 2010, the Company executed an amendment to its syndicated line of credit agreement. This amendment modifies the credit agreement to exclude from those provisions certain defaults or other effects on such provisions relating to certain designated affiliates of the Company. This amendment also reduced the amount of available borrowing capacity under the agreement from $600,000 to $400,000. In addition, the Company exercised its extension option in accordance with the terms of the agreement for an additional one-year period, to April 27, 2011. The other terms and conditions of the agreement remained unchanged (see footnote 4 to the consolidated financial statements). The Company also amended its $30,000 cash management line of credit to extend the maturity date to April 27, 2011. Under this amendment, the interest rate relating to the cash management line was increased to LIBOR plus 2.50%. The cash management line of credit, as amended, carries other terms, including covenants and defaults, that are substantially consistent with the amended syndicated line of credit discussed above. In connection with these amendments, the Company paid fees and expenses of $860.

As of April 30, 2010, the Company had outstanding borrowings of $18,000 and approximately $3,639 of outstanding letters of credit under its $430,000 combined unsecured revolving line of credit facilities. As discussed above in connection with the amendment, the unsecured revolving lines of credit mature in April 2011. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit and senior unsecured notes at March 31, 2010.

Management believes it will have adequate capacity under its unsecured revolving lines of credit together with available cash and cash equivalents to execute its 2010 business plan and meet its short-term liquidity requirements. Additionally, the Company currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae and Freddie Mac. However, the amount and timing of any new debt financings may be limited by restrictive covenants under unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined. There can also be no assurances that such secured financing will continue to be available through U.S. government sponsored programs or that the Company’s access to additional debt financings will not be limited by its financial covenants.

In February 2010, the Company initiated an at-the-market common equity program for the sale of up to 4,000 shares of common stock. The Company expects to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. There can be no assurance that the Company will sell any common shares under this program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Sales under this program will be dependent on a variety of factors, including (among others) market conditions, the trading price of the Company’s common stock, and the potential use of proceeds. As of May 7, 2010, the Company had not sold any shares under this program.

Stock and debt repurchase programs

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. There were no shares repurchased in 2009. In the first quarter of 2010, the Company repurchased preferred stock with a liquidation value of approximately $932 under a Rule 10b5-1 plan.

The Company’s board of directors also authorized the Company’s management to explore repurchases of indebtedness. There were no repurchases of debt in the first quarter of 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three months ended March 31,
	2010	2009
New community development and acquisition activity (1)	$16,518	$49,242
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	33	1,647
Other community additions and improvements (3) (6)	5,446	9,096
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,578	2,633
Corporate additions and improvements	351	59

	$24,926	$62,677

Other Data
Capitalized interest	$2,394	$3,107

Capitalized development and associated costs (5)	$240	$1,305

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)

Includes approximately $4,895 and $5,372 of periodically recurring capital expenditures, respectively, related to the Company’s exterior remediation project for the three months ended March 31, 2010 and 2009, respectively.

Current communities under development and lease-up

At March 31, 2010, the Company had three communities containing 994 apartment units in lease-up. These communities are summarized in the table below ($ in millions). In addition, the Company also recently completed its lease-up of Post Eastside™, a 435-unit mid-rise apartment community in Dallas, Texas.

Community	Location	Number of Units	Retail Sq. Ft.	Estimated Total Cost	Costs Incurred as of 03/31/10	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)	Units Leased (2)	Percent Leased (2)

Post Sierra at Frisco Bridges™	Dallas, TX	268	29,000	$42.1	$40.4	2Q 2009	3Q 2010	228	85%
Post Park®	Wash. DC	396	1,700	84.7	81.6	2Q 2009	4Q 2010	215	54%
Post West Austin™	Austin, TX	329	-	53.2	51.2	2Q 2009	3Q 2010	231	70%

Total		993	30,700	$180.0	$173.2			674	68%

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of April 26, 2010.

Also, at March 31, 2010, the Company was constructing 277 for-sale condominium homes in two luxury communities (including 129 units in one community held in an unconsolidated entity). The Four Seasons Residences in Austin, Texas, consists of 148 homes, of which 76 homes were under contract as of April 30, 2010. As of March 31, 2010, the Company had incurred $121,401 of construction costs for the project and expects total estimated construction costs to be approximately $136,500 upon completion. This project is expected to begin delivering condominium units in the second quarter of 2010. The Company’s other luxury condominium project, The Ritz-Carlton Residences, Atlanta, Buckhead, consists of 129 homes. As of March 31, 2010, this project had incurred $101,974 of construction costs and expects total estimated construction costs to be approximately $116,574 upon completion (both excluding impairment charges discussed below). In 2009, the Company recognized a non-cash impairment charge discussed previously in “Operations Overview,” of approximately $68,219,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

including the write-off of the Company’s invested capital and net of amounts allocable to the noncontrolling interests, to write this condominium project down to its estimated fair value. The Company concluded that no additional impairment existed as of March 31, 2010 (see “Operations Overview” above). This project is expected to begin delivering condominium units in the second quarter of 2010.

At present, management believes that the timing of future development starts will depend largely on a favorable outlook of apartment market and capital market conditions and the U.S. economy, improving employment conditions in the Company’s markets and the availability of construction loan or other financing. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. In 2010, the Company re-commenced pre-development activities at the second phase of its Post Carlyle Square™ development in Alexandria, Virginia.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Three months ended March 31,
	2010	2009
Net income (loss) available to common shareholders	$(3,075)	$413
Noncontrolling interests - Operating Partnership	(11)	2
Depreciation on consolidated real estate assets	18,002	17,077
Depreciation on real estate assets held in unconsolidated entities	354	350
Losses (gains) on sales of condominiums	(948)	260
Incremental gains (losses) on condominium sales (1)	722	(1,113)

Funds from operations available to common shareholders and unitholders (2)	$15,044	$16,989

Weighted average shares outstanding - basic	48,557	44,299
Weighted average shares and units outstanding - basic	48,731	44,517
Weighted average shares outstanding - diluted (3)	48,665	44,299
Weighted average shares and units outstanding - diluted (3)	48,838	44,517

(1)

The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium homes exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary. For condominium development projects, gains on condominium sales in FFO are equivalent to gains reported under generally accepted accounting principles.

(2)	FFO for the three months ended March 31, 2009, included $898 of net gains on extinguishment of indebtedness.
(3)

Diluted weighted average shares and units include the impact of dilutive securities totaling 108 for the three months ended March 31, 2010. These dilutive securities were antidilutive to the computation of income (loss) per share, as the Company reported a loss from continuing operations for this period under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 187 and 185 for the three months ended March 31, 2010 and 2009, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2010, the Company had $24,153 of variable rate debt tied to LIBOR. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:

—	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;
—	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;
—	use derivative financial instruments where appropriate to fix rates on anticipated debt transactions; and
—	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

If interest rates under the Company’s floating rate LIBOR-based indebtedness fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at March 31, 2010, would increase or decrease by approximately $242 on an annualized basis.

The Company had no outstanding derivative financial instruments at March 31, 2010. Additionally, there were no material changes in outstanding fixed or variable rate debt arrangements for the three months ended March 31, 2010, except for the changes to the Company’s unsecured revolving lines of credit discussed above under item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations – Liquidity and Capital Resources.

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

PART II. OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

($ in thousands)

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action. The Company requested the briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement, and the Court agreed. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC’s appellate brief is due on June 10, 2010; the Company’s response is due on July 26, 2010; and ERC’s reply is due on August 23, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2008, the Company and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Company’s and Federal’s Pentagon Row project without first giving the Company and Federal the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the judge in this case issued a final order ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordering Vornado to sell to the Company and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. Based on indications from Vornado, the Company and Federal anticipate that Vornado will appeal.

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

ITEM 1A.             RISK FACTORS

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2010 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2010
January 31, 2010 (2)	6,800	$47.06	-	$199,680
February 1, 2010
February 28, 2010 (3)	14,382	39.77	-	$199,107
March 1, 2010
March 31, 2010 (4)	400	49.85	-	$199,087

Total	21,582	$42.25	-	$199,087

(1)	In the fourth quarter of 2008, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2010.
(2)	Total shares repurchased includes 6,300 of Series A Cumulative Redeemable Shares at an average price per share of $48.95 and 500 of Series B Cumulative Redeemable Shares at an average price per share of $23.25.
(3)	Total shares repurchased includes 8,990 of Series A Cumulative Redeemable Shares at an average price per share of $49.56 and 5,392 of Series B Cumulative Redeemable Shares at an average price per share of $23.45.
(4)	Total shares repurchased includes 400 of Series A Cumulative Redeemable Shares at an average price per share of $49.85.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             RESERVED

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
10.1(g)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.
10.2(g)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
11.1(h)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

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

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 9, 2010 and incorporated herein by reference.
(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

May 7, 2010	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2010	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 7, 2010	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

May 7, 2010	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2010	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 7, 2010	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
10.1(g)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.
10.2(g)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
11.1(h)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

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

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 9, 2010 and incorporated herein by reference.
(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and is incorporated herein by reference.