Form 10-Q
period 2010-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2010-08-09
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

48,741,968 shares of common stock outstanding as of July 31, 2010.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Real estate assets
Land	$284,647	$283,217
Building and improvements	2,010,564	1,983,839
Furniture, fixtures and equipment	236,079	230,271
Construction in progress	19,498	28,274
Land held for future investment	77,868	93,899

	2,628,656	2,619,500
Less: accumulated depreciation	(655,559)	(625,391)
Condominiums, for-sale and under construction	85,378	107,366
Assets held for sale	8,222	5,045

Total real estate assets	2,066,697	2,106,520
Investments in and advances to unconsolidated real estate entities	7,950	8,322
Cash and cash equivalents	8,033	13,347
Restricted cash	11,017	11,177
Deferred charges, net	8,017	8,365
Other assets	29,129	29,698

Total assets	$2,130,843	$2,177,429

Liabilities and equity
Indebtedness	$1,007,340	$992,760
Accounts payable and accrued expenses	76,584	79,815
Investments in unconsolidated real estate entities	54,203	54,706
Dividend and distribution payable	9,771	9,724
Accrued interest payable	4,693	4,890
Security deposits and prepaid rents	15,007	16,079

Total liabilities	1,167,598	1,157,974

Redeemable common units	3,877	3,402

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2 % Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 and 900 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9	9
7 5/8 % Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 1,986 and 2,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	20	20
Common stock, $.01 par value, 100,000 authorized:
48,695 and 48,453 shares issued and 48,691 and 48,445 shares outstanding at June 30, 2010 and December 31, 2009, respectively	486	484
Additional paid-in-capital	961,273	960,593
Accumulated earnings	-	57,253

	961,788	1,018,359
Less common stock in treasury, at cost, 93 and 97 shares at June 30, 2010 and December 31, 2009, respectively	(3,175)	(3,240)

Total Company shareholders’ equity	958,613	1,015,119
Noncontrolling interests - consolidated real estate entities	755	934

Total equity	959,368	1,016,053

Total liabilities and equity	$2,130,843	$2,177,429

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009
Revenues
Rental	$66,379	$64,808	$131,513	$130,192
Other property revenues	4,181	4,033	7,907	7,601
Other	271	277	554	503

Total revenues	70,831	69,118	139,974	138,296

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	32,915	32,658	66,406	65,356
Depreciation	18,643	18,009	37,114	35,601
General and administrative	3,967	3,964	8,643	8,373
Investment and development	678	793	1,280	1,790
Other investment costs	490	646	1,159	1,299
Impairment losses	35,091	9,658	35,091	9,658

Total expenses	91,784	65,728	149,693	122,077

Operating income (loss)	(20,953)	3,390	(9,719)	16,219
Interest income	196	23	365	138
Interest expense	(12,561)	(12,241)	(25,174)	(26,419)
Amortization of deferred financing costs	(653)	(682)	(1,486)	(1,616)
Net gains (losses) on condominium sales activities	187	232	1,135	(28)
Equity in income (loss) of unconsolidated real estate entities	173	(74,656)	296	(74,546)
Other income (expense)	(142)	50	(297)	1,109
Net gain (loss) on early extinguishment of indebtedness	-	(79)	-	819

Loss from continuing operations	(33,753)	(83,963)	(34,880)	(84,324)

Discontinued operations
Income from discontinued property operations	-	2,026	-	4,635
Gains on sales of real estate assets	-	24,742	-	24,742

Income from discontinued operations	-	26,768	-	29,377

Net loss	(33,753)	(57,195)	(34,880)	(54,947)
Noncontrolling interests - consolidated real estate entities	-	8,150	(61)	8,226
Noncontrolling interests - Operating Partnership	125	250	136	248

Net loss attributable to the Company	(33,628)	(48,795)	(34,805)	(46,473)
Dividends to preferred shareholders	(1,878)	(1,910)	(3,768)	(3,819)
Preferred stock redemption costs	(37)	-	(45)	-

Net loss attributable to common shareholders	$(35,543)	$(50,705)	$(38,618)	$(50,292)

Per common share data - Basic
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.73)	$(1.75)	$(0.79)	$(1.80)
Income from discontinued operations	-	0.61	-	0.66

Net loss attributable to common shareholders	$(0.73)	$(1.14)	$(0.79)	$(1.13)

Weighted average common shares outstanding - basic	48,432	44,118	48,401	44,116

Per common share data - Diluted
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.73)	$(1.75)	$(0.79)	$(1.80)
Income from discontinued operations	-	0.61	-	0.66

Net loss attributable to common shareholders	$(0.73)	$(1.14)	$(0.79)	$(1.13)

Weighted average common shares outstanding - diluted	48,432	44,118	48,401	44,116

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2010

Equity & Accum. Earnings, December 31, 2009	$29	$484	$960,593	$57,253	$-	$(3,240)	$1,015,119	$934	$1,016,053
Comprehensive income
Net income (loss)	-	-	-	(34,805)	-	-	(34,805)	61	(34,744)

Total comprehensive income (loss)							(34,805)	61	(34,744)
Proceeds from sales of common stock, net	-	-	1,121	-	-	-	1,121	-	1,121
Proceeds from employee stock purchase, stock option and other plans	-	2	1,585	-	-	54	1,641	-	1,641
Conversion of redeemable common units for shares	-	-	63	-	-	11	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	8	-	-	-	8	-	8
Redemption of preferred stock	-	-	(1,949)	-	-	-	(1,949)	-	(1,949)
Stock-based compensation	-	-	1,387	-	-	-	1,387	-	1,387
Dividends to preferred shareholders	-	-	-	(3,768)	-	-	(3,768)	-	(3,768)
Dividends to common shareholders ($0.40 per share)	-	-	(778)	(18,680)	-	-	(19,458)	-	(19,458)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(240)	(240)
Adjustment to redemption value of redeemable common units	-	-	(757)	-	-	-	(757)	-	(757)

Equity & Accum. Earnings, June 30, 2010	$29	$486	$961,273	$-	$-	$(3,175)	$958,613	$755	$959,368

2009
Equity & Accum. Earnings, December 31, 2008	$29	$442	$886,643	$105,300	$(1,819)	$(2,965)	$987,630	$8,220	$995,850
Comprehensive income
Net income (loss)	-	-	-	(46,473)	-	-	(46,473)	(8,226)	(54,699)
Net change in derivative value	-	-	-	-	1,819	-	1,819	-	1,819

Total comprehensive income (loss)							(44,654)	(8,226)	(52,880)
Proceeds from employee stock purchase, stock option and other plans	-	1	369	-	-	(45)	325	-	325
Stock-based compensation	-	-	1,627	-	-	-	1,627	-	1,627
Dividends to preferred shareholders	-	-	-	(3,819)	-	-	(3,819)	-	(3,819)
Dividends to common shareholders ($0.40 per share)	-	-	-	(17,739)	-	-	(17,739)	-	(17,739)
Consolidation of equity method investment	-	-	-	-	-	-	-	1,560	1,560
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(420)	(420)

Equity & Accum. Earnings, June 30, 2009	$29	$443	$888,639	$37,269	$-	$(3,010)	$923,370	$1,134	$924,504

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(34,880)	$(54,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,114	35,601
Amortization of deferred financing costs	1,486	1,616
Gains on sales of real estate assets, net	(1,135)	(24,714)
Other income, net	-	(215)
Asset impairment charges	35,091	9,658
Equity in loss (income) of unconsolidated entities	(296)	74,546
Distributions of earnings of unconsolidated entities	873	896
Deferred compensation	86	44
Stock-based compensation	1,392	1,636
Net gain on early extinguishment of debt	-	(819)
Changes in assets, decrease (increase) in:
Other assets	28	(59)
Deferred charges	(160)	(205)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(197)	(356)
Accounts payable and accrued expenses	1,829	(722)
Security deposits and prepaid rents	(912)	(612)

Net cash provided by operating activities	40,319	41,348

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(29,915)	(75,460)
Net proceeds from sales of real estate assets	17,748	55,235
Capitalized interest	(4,894)	(6,597)
Property capital expenditures	(17,952)	(28,347)
Corporate additions and improvements	(224)	(126)
Investments in and advances to unconsolidated entities	(781)	(5,104)
Note receivable collections and other investments	146	1,017

Net cash used in investing activities	(35,872)	(59,382)

Cash Flows From Financing Activities
Lines of credit proceeds	78,014	336,613
Lines of credit repayments	(63,014)	(357,564)
Proceeds from indebtedness	-	288,517
Payments on indebtedness	(420)	(295,840)
Payments of financing costs and other	(880)	(3,709)
Proceeds from sales of common stock	1,121	-
Proceeds from employee stock purchase and stock options plans	855	279
Redemption of preferred stock	(1,949)	-
Distributions to noncontrolling interests - real estate entities	(240)	(420)
Distributions to noncontrolling interests - common unitholders	(70)	(87)
Dividends paid to preferred shareholders	(3,768)	(3,819)
Dividends paid to common shareholders	(19,410)	(17,714)

Net cash used in financing activities	(9,761)	(53,744)

Net decrease in cash and cash equivalents	(5,314)	(71,778)
Cash and cash equivalents, beginning of period	13,347	75,472

Cash and cash equivalents, end of period	$8,033	$3,694

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At June 30, 2010, the Company owned 19,863 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 396 apartment units in one community currently in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) through taxable REIT subsidiaries. At June 30, 2010, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At June 30, 2010, the Company had outstanding 48,691 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 171 at June 30, 2010 and represented a 0.3% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% and 99.5% for the three months ended and 99.7% and 99.5% for the six months ended June 30, 2010 and 2009, respectively.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under ASC Topic 810, “Consolidation.” Under ASC Topic 810, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of ASC Topic 810 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest of unitholders (also referred to as “Redeemable Common Units”) in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment - Real Estate Sales.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Deposit Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. For condominium conversion projects relating to a portion of an existing apartment community, the revenues and gains on sales of condominium units are included in continuing operations, as a portion of an operating community does not meet the requirements of a component of an entity under ASC Topic 360.

For newly developed condominiums, the Company accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of June 30, 2010, all newly developed condominium projects are accounted for under the Deposit Method, as discussed above.

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

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows).

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Company’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and/or sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on sales of assets designated as held for sale are classified as part of discontinued operations.

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

Recently issued and adopted accounting guidance

The Company adopted new guidance in ASC Topic 810, “Consolidation,” on January 1, 2010. The new guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. The new guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE, (4) amending certain guidance for determining which entities are VIEs and (5) requiring additional disclosures. The adoption of the new guidance did not have a material impact on the Company’s financial position or results of operations.

2.    REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At June 30, 2010, the Company had two parcels of land classified as held for sale totaling $8,222, which represents the lower of cost or fair value less costs to sell. Under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations.

There were no apartment communities classified as held for sale at June 30, 2010. In 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. The revenues and expenses of these communities for the three and six months ended June 30, 2009 were as follows:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Revenues
Rental	$ 3,228	$ 7,463
Other property revenues	196	454

Total revenues	3,424	7,917

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,087	2,559
Interest	311	723

Total expenses	1,398	3,282

Income from discontinued property operations	$ 2,026	$ 4,635

For the three and six months ended June 30, 2009, the Company recognized net gains in discontinued operations of $24,742 from the sale of one community containing 530 units. This sale generated net proceeds of approximately $47,013. There were no sales of apartment communities for the three or six months ended June 30, 2010.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Condominium activities

At June 30, 2010, the Company is completing construction of two condominium communities containing 277 units (including 129 units in one community held in an unconsolidated entity – see note 3). During the second quarter of 2010, the Company’s consolidated condominium project in Austin, Texas began delivering and closing units and, consequently, the community was classified as held for sale for financial reporting purposes. As a result, the Company recorded an impairment charge of $34,691 in the second quarter of 2010 based on the amount by which the carrying value of the community exceeded its fair value. The estimated fair value of the condominium project was derived from the discounted present value of the project’s estimated future cash flows over an extended sell-out period, considering current market conditions for luxury condominiums in the Austin market. For the three and six months ended, the Company closed eight condominium units and the condominium revenues, costs and expenses associated with these units are included in the table below. The aggregate carrying value of the consolidated condominium community totaled $85,378 and $106,546 at June 30, 2010 and December 31, 2009, respectively. These amounts were included in the accompanying balance sheet under the caption, “Condominiums, for-sale and under construction.”

During the second quarter of 2010, the Company completed the sell out of condominium units at its last condominium conversion community. The condominium revenues and expenses associated with the sale of these final units are included in the table below.

Income from continuing operations included net gains from condominium sales activity at developed condominium projects and condominium conversion projects representing portions of existing communities. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Condominium revenues	$15,908	$6,176	$17,748	$8,222
Condominium costs and expenses	(15,721)	(5,944)	(16,613)	(8,250)

Net gains (losses) on sales of condominiums	$187	$232	$1,135	$(28)

Acquisitions

The Company did not acquire any apartment communities in the six months ended June 30, 2010 or 2009.

3.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At June 30, 2010, the Company holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company holds 25% to 35% equity interests in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At June 30, 2010 and December 31, 2009, the Company’s investment in the 35% owned Apartment LLCs totaled $7,950 and $8,322, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,835 at June 30, 2010. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at June 30, 2010 and December 31, 2009 reflects a credit investment of $15,164 and $14,886, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The Company provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. A summary of financial information for the Apartment LLCs in the aggregate was as follows:

Apartment LLCs - Balance Sheet Data	June 30, 2010	December 31, 2009
Real estate assets, net of accumulated depreciation of $30,876 and $27,961, at June 30, 2010 and December 31, 2009, respectively	$254,546	$257,063
Cash and other	6,102	5,349

Total assets	$260,648	$262,412

Mortgage notes payable	$206,496	$206,496
Other liabilities	3,557	2,464

Total liabilities	210,053	208,960
Members’ equity	50,595	53,452

Total liabilities and members’ equity	$260,648	$262,412

Company’s equity investment in Apartment LLCs (1)	$(7,214)	$(6,564)

(1) At June 30, 2010 and December 31, 2009, the Company’s equity investment includes its credit investments of $15,164 and $14,886, respectively, discussed above.

Apartment LLCs - Income Statement Data	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Rental	$6,511	$6,642	$12,994	$13,306
Other property revenues	513	496	971	961
Other	-	3	-	3

Total revenues	7,024	7,141	13,965	14,270

Expenses
Property operating and maintenance	2,920	2,743	5,808	5,453
Depreciation and amortization	1,681	1,651	3,357	3,292
Interest	2,986	2,986	5,939	5,939

Total expenses	7,587	7,380	15,104	14,684

Net loss	$(564)	$(239)	$(1,139)	$(414)

Company’s share of net income	$173	$212	$296	$433

At June 30, 2010, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

Condominium LLCs

The Company, through its interest in a limited liability company (the “Condominium LLC”), and its partner hold an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that is constructing a mixed-use development, consisting of 129 luxury condominium units (referred to as the “Atlanta Condominium Project”), sponsored by the Company and its partner, and Class A office space, sponsored by two additional independent investors. The Condominium LLC has a related limited liability company (the “Land LLC”) that owns land and its related infrastructure for future investment that is adjacent to the mixed-use development (see below).

At June 30, 2010, the Company was the primary beneficiary, through its ability to direct the economic performance and its majority economic interest, of the Condominium LLC (a variable interest entity) and, therefore, consolidated the Condominium LLC. The primary asset of the Condominium LLC is its investment in the Mixed-Use LP. At June 30, 2010 and December 31, 2009, the Company’s consolidated investment in the Mixed-Use LP reflected a credit investment of $39,039 and $39,820, respectively. These credit investments are included in consolidated liabilities on the accompanying consolidated balance sheets. The credit investment primarily resulted from the recognition of the impairment loss recorded in 2009, which encompassed the write-off of the Company’s investment in the Mixed-Use LP and also encompassed the recognition of the

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Company’s maximum potential limited recourse obligations under the construction loan guarantees and the licensing and branding arrangement described below. As a result, the Company suspended further loss recognition (including any additional impairment losses that may be recognized at the unconsolidated entity level in future periods) under the equity method of accounting for the Mixed-Use LP subsequent to June 2009.

The write-off of the Company’s investment and recognition of guarantee liabilities in the second quarter of 2009 resulted, in part, from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling interest in the Mixed-Use LP, related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction at the Mixed-Use LP were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009.

The Company, through its interest in the Condominium LLC, accounts for its investment in Mixed-Use LP using the equity method of accounting; however, as stated above, the Company suspended further loss recognition under the equity method subsequent to June 2009. A summary of financial information for the Mixed-Use LP was as follows:

Mixed-Use LP - Balance Sheet Data	June 30, 2010	December 31, 2009
Real estate assets, including construction in progress	$121,326	$114,508
Cash and other	1,316	302

Total assets	$122,642	$114,810

Construction note payable	$137,935	$124,944
Other liabilities	5,339	11,661

Total liabilities	143,274	136,605
Members’ deficit	(20,632)	(21,795)

Total liabilities and members’ deficit	$122,642	$114,810

	Three months ended June 30,		Six months ended June 30,
Mixed-Use LP - Income Statement Data	2010	2009	2010	2009
Revenues
Rental and other	$37	$2	$37	$2

Total revenues	37	2	37	2

Expenses
Property operating and maintenance	127	233	249	376
Impairment losses	-	71,679	-	71,679

Total expenses	127	71,912	249	72,055

Net loss	$(90)	$(71,910)	$(212)	$(72,053)

Company’s share of net loss	$-	$(74,868)	$-	$(74,979)

The Mixed-Use LP and the Land LLC entered into a construction loan facility with an aggregate capacity of $187,128. At June 30, 2010, the construction loan had an outstanding balance of $146,088, bears interest at LIBOR plus 1.35% and matures in 2011. As discussed below, a portion of the construction loan related to the consolidated Land LLC is included in consolidated indebtedness. Under the terms of the construction loan facility, the Company and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed the principal amount of the loan outstanding in an amount not to exceed the lesser of approximately $25,313, or the amount of payment required to cause the principal balance of the Condominium LLC and Land LLC portion of the loan to be reduced to a loan-to-cost ratio that is equal to or less than 60%. In addition, the Company and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed certain debt service payments of the Condominium LLC and Land LLC portion of the construction loan not to exceed approximately $6,154. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LP, including the Company, jointly and severally guaranteed the shell completion of the mixed-use building.

The construction loan agreement also contains minimum sales prices below which the Condominium LLC is not able to execute sales contracts with prospective buyers for condominium units without the lender’s prior written consent. As current market prices for condominium units at this project are substantially below the minimum sales prices, the Condominium LLC

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

has not executed any sales contracts to date. The Company has discussed funding, minimum sales prices and other terms and conditions of the construction loan with its lenders. Further, upon the negotiation and execution of new loan documents with the project’s lenders, it has been contemplated that the Atlanta Condominium Project and its related portion of the construction indebtedness would be distributed from the Mixed-Use LP to the Condominium LLC. However, discussions with the project’s lenders are ongoing. These discussions may, among other things, impact the timing and amount of future sales of condominium units, how expenditures relating to the project are funded in the future, the potential distribution to the Condominium LLC and could result in a settlement of the construction loan obligations at amounts less than the outstanding balances under the loan. It is not possible to fully predict or determine the outcome of or the impact that these discussions will have on the Company’s investment in or its accounting for the project in future periods. However, if the Atlanta Condominium Project is classified as “held for sale” for financial reporting purposes in future periods and if, as a result of the distribution to the Condominium LLC or for other reasons, the Company is required to consolidate the Atlanta Condominium Project for financial reporting purposes or if the Company were to settle the construction loan obligations at an amount less than the outstanding balances under the loan, the Company may be required to record an additional impairment loss in future periods in connection with its investment in the underlying asset and could recognize an offsetting gain in excess of such impairment charge. There can be no assurance as to the outcome of these ongoing discussions with the project’s lenders or the impact that these discussions will have on the Company’s investment.

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

The Company also holds an investment in a Land LLC that owns land and its related infrastructure adjacent to the condominium project discussed above for future investment. In the second quarter of 2009, the Company made aggregate additional investments and advances of $1,527 to the Land LLC, whereby the Company obtained a majority of the economic interests and consolidated the Land LLC, a variable interest entity. The consolidation of the Land LLC resulted in the consolidation of land, which was determined to be non-recoverable and fully impaired in the second quarter of 2009, and the consolidation of a portion of the construction loan discussed above totaling $8,153 at June 30, 2010 (see note 4).

4.    INDEBTEDNESS

At June 30, 2010 and December 31, 2009, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	June 30, 2010	December 31, 2009
Senior Unsecured Notes	Int.	5.13% -7.70% (1)	2010-2013 (1)	$335,917	$335,917
Unsecured Syndicated Lines of Credit	N/A	LIBOR + 0.80% (2)	2011	15,000	-
Secured Mortgage Notes	Prin. and Int.	4.88% -6.09%	2013-2019 (3)	648,270	648,690
Secured Variable Rate Construction Note (held in a variable interest entity)	Int.	LIBOR + 1.35%	2011	8,153	8,153

Total				$1,007,340	$992,760

(1)	Senior unsecured notes totaling approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.
(2)	Represents stated rate. At June 30, 2010, the weighted average interest rate was 1.1%
(3)	There are no scheduled maturities of secured notes in 2010. These notes mature between 2013 and 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2010	$100,937
2011	36,276	(1)
2012	100,104
2013	186,606
2014	188,644
Thereafter	394,773

	$1,007,340

(1)	Includes outstanding balances on lines of credit totaling $15,000.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt issuances and retirements

There were no issuances or retirements of debt for the six months ended June 30, 2010. For the six months ended June 30, 2009, the Company’s net gain on early extinguishment of indebtedness included a net gain of $3,445 from the early extinguishment of debt related to the Company’s tender offer of its 2010 and 2011 senior unsecured bonds offset by a net loss of $2,626 on the prepayment of the Company’s weekly-remarketed, variable rate taxable mortgage bonds and the associated interest rate swap agreement.

Unsecured lines of credit

At June 30, 2010, the Company utilizes a syndicated unsecured revolving line of credit (the “Syndicated Line”). In March 2010, the Company amended the Syndicated Line to reduce the available borrowing capacity under the agreement from $600,000 to $400,000 and to modify certain default and other provisions of the credit agreement to exclude from those provisions certain defaults or other effects on such provisions relating to certain designated affiliates of the Company. In addition, the Company exercised its extension option in accordance with the agreement for an additional one-year period to April 27, 2011. The Syndicated Line has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At June 30, 2010, the Company had issued letters of credit to third parties totaling $3,639 under this facility.

Additionally, at June 30, 2010, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). Pursuant to an amendment executed in March 2010, the maturity date of the Cash Management Line maturity was extended to April 27, 2011. Additionally, the amendment increased the stated interest rate from LIBOR plus 0.80% to LIBOR plus 2.50% as well as modified certain of the default provisions consistent with those of the Syndicated Line discussed above. The Cash Management Line also carries other terms, including debt covenants, substantially consistent with the Syndicated Line.

In connection with the above mentioned amendments and extension, the Company paid fees and expenses of $860 for the six months ended June 30, 2010.

Debt compliance

The Company’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. Management believes the Company was in compliance with these financial covenants at June 30, 2010.

5.    EQUITY AND NONCONTROLLING INTERESTS

Common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the three and six months ended June 30, 2010, sales of common stock under this program totaled 41 shares for proceeds of $1,121, net of underwriter commissions paid of $23. The Company has and expects to use the proceeds from this program for general corporate purposes.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Preferred stock repurchases

For the three and six months ended June 30, 2010, the Company repurchased preferred stock with a liquidation value of approximately $1,030 and $1,962, respectively, under a Rule 10b5-1 plan.

Computation of earnings (loss) per common share

For the three and six months ended June 30, 2010 and 2009, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Loss from continuing operations attributable to common shareholders (numerator):
Loss from continuing operations	$ (33,753)	$ (83,963)	$ (34,880)	$ (84,324)
Noncontrolling interests - consolidated real estate entities	-	8,150	(61)	8,226
Noncontrolling interests - Operating Partnership - continuing operations	125	381	136	392
Preferred stock dividends	(1,878)	(1,910)	(3,768)	(3,819)
Preferred stock redemption costs	(37)	-	(45)	-
Unvested restricted stock (allocation of earnings)	159	202	162	177

Loss from continuing operations attributable to common shareholders	$ (35,384)	$ (77,140)	$ (38,456)	$ (79,348)

Common shares (denominator):
Weighted average shares outstanding - basic	48,432	44,118	48,401	44,116
Dilutive shares from stock options (1)	-	-	-	-

Weighted average shares outstanding - diluted (1)	48,432	44,118	48,401	44,116

Per-share amount:
Basic	$ (0.73)	$ (1.75)	$ (0.79)	$ (1.80)

Diluted	$ (0.73)	$ (1.75)	$ (0.79)	$ (1.80)

(1)

The potential dilution from the Company’s outstanding stock options to purchase 154 and 0 shares for the three months ended and 133 and 1 for the six months ended June 30, 2010 and 2009, respectively, were antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares for those periods.

Stock options to purchase 2,351 and 2,297 shares of common stock for the three and six months ended June 30, 2010, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810 the Company determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At June 30, 2010, the aggregate redemption value of the noncontrolling interests in of the Operating Partnership of $3,877 was in excess of its net book value of $3,053. At December 31, 2009, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $3,402 was in excess of its net book value of $3,334. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the three and six months ended June 30, 2010 and 2009, income from continuing operations, income from discontinued operations and net income available to the Company were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Loss from continuing operations	$(33,628)	$(75,432)	$(34,805)	$(75,706)
Income from discontinued operations	-	26,637	-	29,233

Net loss attributable to the Company	$(33,628)	$(48,795)	$(34,805)	$(46,473)

The following table summarizes the activity relating to the Company’s redeemable common units for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
Redeemable common units, beginning of period	$3,402	$4,410
Comprehensive income
Net income (loss)	(136)	(248)
Net change in derivative value	-	10

Total comprehensive income (loss)	(136)	(238)
Conversion of redeemable common units for shares	(74)	-
Adjustment for ownership interest of redeemable common units	(8)	-
Stock-based compensation	5	9
Distributions to common unitholders ($0.40 per unit)	(69)	(87)
Adjustment to redemption value of redeemable common units	757	-

Redeemable common units, end of period	$3,877	$4,094

6.     FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments, if any, at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2010. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, land held for future investment and assets held for sale, for impairment purposes using Level 3 inputs, primarily comparable sales data, independent appraisals and discounted cash flow models.

During the second quarter of 2010, the Company’s consolidated condominium community in Austin, Texas began delivering and closing completed condominium units. As a result, the community was classified as held for sale for financial reporting purposes. Under the held for sale impairment evaluation model, the Company wrote down the carry value of the community to its estimated fair value of $85,378 using level 3 inputs, primarily an independent valuation using a discounted cash flow model, and recorded impairment charges of $34,691 (see note 2). In addition, in the second quarter of 2010, the Company wrote down the carrying value of a land parcel classified as held for sale to its estimated fair value of $3,177, using level 3 inputs, and recorded an impairment charge of $400.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At June 30, 2010, the fair value of fixed rate debt was approximately $1,026,235 (carrying value of $984,187) and the fair value of the Company’s variable rate debt, including the Company’s lines of credit, was approximately $22,471 (carrying value of $23,153). At December 31, 2009, the fair value of fixed rate debt was approximately $982,889 (carrying value of $984,607) and the fair value of floating rate debt, including the Company’s lines of credit, was approximately $7,571 (carrying value of $8,153). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

In March 2009, the Company early terminated its only interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Company was required to amortize into expense the cumulative unrecognized loss on the interest rate swap over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the six months ended June 30, 2009.

A summary of comprehensive income for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(33,753)	$(57,195)	$(34,880)	$(54,947)
Change in derivatives (1)	-	-	-	1,829

Total comprehensive income (loss)	(33,753)	(57,195)	(34,880)	(53,118)
Less:
Comprehensive income attributable to noncontrolling interests	125	8,400	75	8,464

Total Company comprehensive income	$(33,628)	$(48,795)	$(34,805)	$(44,654)

(1)

For the six months ended June 30, 2009, the change in derivatives balance includes an adjustment of $658 for amortized swap costs as well as an adjustment for $1,161 to write-off the remaining unamortized balance in equity, both included in net income.

7.    SEGMENT INFORMATION

Segment description

In accordance with ASC Topic 280, “Segment Reporting,” the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Company’s chief operating decision makers to manage the business.

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

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2010 and 2009. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Fully stabilized communities	$58,164	$59,990	$115,758	$120,337
Communities stabilized during 2009	3,533	2,753	6,984	5,059
Development and lease-up communities	3,681	742	6,599	1,181
Condominium conversion and other communities	-	38	-	107
Other property segments	5,182	5,318	10,079	11,109
Other	271	277	554	503

Consolidated revenues	$70,831	$69,118	$139,974	$138,296

Contribution to Property Net Operating Income
Fully stabilized communities	$34,192	$36,121	$67,391	$72,181
Communities stabilized during 2009	2,082	1,219	4,053	2,001
Development and lease-up communities	1,587	(551)	2,399	(769)
Condominium conversion and other communities	-	24	-	68
Other property segments, including corporate management expenses	(216)	(630)	(829)	(1,044)

Consolidated property net operating income	37,645	36,183	73,014	72,437

Interest income	196	23	365	138
Other revenues	271	277	554	503
Depreciation	(18,643)	(18,009)	(37,114)	(35,601)
Interest expense	(12,561)	(12,241)	(25,174)	(26,419)
Amortization of deferred financing costs	(653)	(682)	(1,486)	(1,616)
General and administrative	(3,967)	(3,964)	(8,643)	(8,373)
Investment and development	(678)	(793)	(1,280)	(1,790)
Other investment costs	(490)	(646)	(1,159)	(1,299)
Impairment losses	(35,091)	(9,658)	(35,091)	(9,658)
Gains (losses) on condominium sales activities, net	187	232	1,135	(28)
Equity in income (loss) of unconsolidated real estate entities	173	(74,656)	296	(74,546)
Other income (expense), net	(142)	50	(297)	1,109
Net gain (loss) on early extinguishment of indebtedness	-	(79)	-	819

Loss from continuing operations	(33,753)	(83,963)	(34,880)	(84,324)
Income from discontinued operations	-	26,768	-	29,377

Net loss	$(33,753)	$(57,195)	$(34,880)	$(54,947)

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.    IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
Accrued severance charges, beginning of period	$7,671	$9,405
Severance charges	-	-
Payments for period	(1,511)	(1,184)
Interest accretion	279	279

Accrued severance charges, end of period	$6,439	$8,500

For the three and six months ended June 30, 2010, the Company recorded aggregate impairment charges of $34,691 to write-down the carrying value of its consolidated condominium project in Austin, Texas and recoded impairment charges of $400 to write-down the carrying value of a land parcel classified as held for sale to their fair values at June 30, 2010 (see notes 2 and 6).

For the three and six months ended June 30, 2009, the Company recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) to write-down the carrying value of its investment in an unconsolidated condominium development and a parcel of adjacent land (see note 3).

9.    SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $4,894 and $6,597 for the six months ended June 30, 2010 and 2009, respectively), aggregated $30,265 and $34,095 for the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010 and 2009, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $155 and $1,028, respectively.

Non-cash investing and financing activities for the six months ended June 30, 2010 and 2009 were as follows:

In the three months ended June 30, 2009, the Company became the majority owner of and consolidated a previously unconsolidated entity (see note 3). This consolidation resulted in increases in land held for future investment and other assets of $9,658, cash of $248, indebtedness of $8,153, accounts payable and accrued expenses of $192 and noncontrolling interests of $1,560. This was a non-cash transaction.

For the six months ended June 30, 2010 and 2009, Common Units in the Operating Partnership totaling three and zero, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to noncontrolling interest for the impact of the Company’s employee stock purchase and stock options plans, decreased noncontrolling interest and increased Company shareholders’ equity in the amounts of $82 for the six months ended June 30, 2010.

For the six months ended June 30, 2009, the Company amortized approximately $658 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the six months ended June 30, 2009, the Company recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,171 related to a terminated interest rate swap derivative financial instrument. The Company also recognized other income during the first quarter of 2009 of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). This increase in value also caused a decrease in accounts payable and accrued expenses for the first six months of 2009.

The Company and the Operating Partnership pay dividends and distributions a quarter in arrears. At June 30, 2010 and 2009, the Operating Partnership committed to distribute and had accrued $9,771 and $8,914, respectively. As a result, the Company declared and accrued dividends of $9,737 and $8,870 at June 30, 2010 and 2009, respectively. The remaining distributions from the Operating Partnership in the amount of $34 and $44 were accrued at June 30, 2010 and 2009, respectively, for the noncontrolling interests in the Operating Partnership.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the six months ended June 30, 2010 and 2009, the Company issued common shares for director compensation, totaling $86 and $44, respectively. In addition, in the first quarter of 2010, the Company issued common shares for its matching contribution to the Company’s 401K Plan, totaling $700. These were non-cash transactions.

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

	Six months ended June 30,
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

For the six months ended June 30, 2010 and 2009, the Company granted stock options to purchase 66 and 346 shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $70 and $160 for the three months ended and $177 and $365 for the six months ended June 30, 2010 and 2009, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the six months ended June 30, 2010 and 2009 is presented below:

	Six months ended June 30,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,516	$ 31	2,382	$ 34
Granted	66	18	346	12
Exercised	(50)	12	-	-
Forfeited	-	-	(201)	36
Expired	(235)	38	-	-

Options outstanding, end of period	2,297	30	2,527	31

Options exercisable, end of period	2,062	32	2,121	33

Weighted-average fair value of options granted during the period	$5.08		$2.09

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At June 30, 2010, there was $547 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $730 and $0, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at June 30, 2010 were $3,394, $1,328 and $3,296, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at June 30, 2010 were 3.8, 3.2 and 3.8 years, respectively. Stock options expected to vest at June 30, 2010 totaled 2,286 at a weighted average exercise price of approximately $30.

At June 30, 2010, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,044 options outstanding with exercise prices ranging from $12.22 to $27.92. These options have a weighted average exercise price of $21.72 and a weighted average remaining contractual life of 4.2 years. Of these outstanding options, 809 were exercisable at June 30, 2010 at a weighted average exercise price of $23.98. In addition, there were 1,253 options outstanding with exercise prices ranging from $27.98 to $48.00. These options had a weighted average exercise price of $36.97 and a weighted average remaining contractual life of 3.5 years. Of these outstanding options, 1,253 were exercisable at June 30, 2010 at a weighted average exercise price of $36.97.

For the six months ended June 30, 2010 and 2009, the Company granted 87 and 106 shares of restricted stock, respectively, to Company officers and directors. The weighted average grant date fair value for the restricted shares for the six months ended June 30, 2010 and 2009 was $18.30 and $12.19, respectively, per share. The total value of the restricted share grants for the six months ended June 30, 2010 and 2009 was $1,582 and $1,288, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $552 and $610 for the three months ended and $1,108 and $1,195 for the six months ended June 30, 2010 and 2009, respectively.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2010 and 2009 is presented below:

	Six months ended June 30,
	2010		2009
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	132	$ 21	128	$ 33
Granted	87	18	106	12
Vested	(2)	16	-	-
Forfeited	-	-	(1)	43

Unvested shares, end of period	217	20	233	23

At June 30, 2010, there was $2,968 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of restricted shares vested for the six months ended June 30, 2010 and 2009 was $38 and $2, respectively.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $31 and $38 for the three months ended and $107 and $75 for the six months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit may generally be clarified in future periods through 2012. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and six months ended June 30, 2010 and at June 30, 2010 were not material to the Company’s results of operations, cash flows or financial position.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three and six months ended June 30, 2010 and 2009, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable, if any, is expected to be fully offset by deferred tax benefits resulting from originating temporary differences.

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

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2009 are included in the footnotes to the Company’s audited financial statements included in the Form 10-K. There were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at June 30, 2010.

12.   LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action. The Company requested the briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement, and the Court agreed. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company’s response is due on August 12, 2010; and ERC’s reply is due on September 10, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2008, the Company and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Company’s and Federal’s Pentagon Row project without first giving the Company and Federal the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Row project. On April 30, 2010, the court issued a final order ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordered Vornado to sell to the Company and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. On July 30, 2010, Vornado filed a petition with the Virginia Supreme Court for leave to appeal the trial court’s ruling.

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

As of June 30, 2010, the Company has substantially completed its initiative to remediate and improve approximately 30 of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) with potential water penetration and other related issues. At June 30, 2010, the Company had incurred approximately $42,908 of capital expenditures relating to the project, and expects that total project costs will not exceed its previous total estimate of $45,000. Also, the Company determined that the net book value of certain building components totaling $6,505 should be retired and, as such, were depreciated on an accelerated basis through the end of 2009.

13.  SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. There were no material subsequent events in this period.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Real estate assets
Land	$284,647	$283,217
Building and improvements	2,010,564	1,983,839
Furniture, fixtures and equipment	236,079	230,271
Construction in progress	19,498	28,274
Land held for future investment	77,868	93,899

	2,628,656	2,619,500
Less: accumulated depreciation	(655,559)	(625,391)
Condominiums, for-sale and under construction	85,378	107,366
Assets held for sale	8,222	5,045

Total real estate assets	2,066,697	2,106,520
Investments in and advances to unconsolidated real estate entities	7,950	8,322
Cash and cash equivalents	8,033	13,347
Restricted cash	11,017	11,177
Deferred charges, net	8,017	8,365
Other assets	29,129	29,698

Total assets	$2,130,843	$2,177,429

Liabilities and equity
Indebtedness	$1,007,340	$992,760
Accounts payable and accrued expenses	76,584	79,815
Investments in unconsolidated real estate entities	54,203	54,706
Distribution payable	9,771	9,724
Accrued interest payable	4,693	4,890
Security deposits and prepaid rents	15,007	16,079

Total liabilities	1,167,598	1,157,974

Redeemable common units	3,877	3,402

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	93,039	95,000
Common units
General partner	10,245	10,786
Limited partner	855,329	909,333

Total Operating Partnership equity	958,613	1,015,119
Noncontrolling interests - consolidated real estate entities	755	934

Total equity	959,368	1,016,053

Total liabilities and equity	$2,130,843	$2,177,429

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Rental	$66,379	$64,808	$131,513	$130,192
Other property revenues	4,181	4,033	7,907	7,601
Other	271	277	554	503

Total revenues	70,831	69,118	139,974	138,296

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	32,915	32,658	66,406	65,356
Depreciation	18,643	18,009	37,114	35,601
General and administrative	3,967	3,964	8,643	8,373
Investment and development	678	793	1,280	1,790
Other investment costs	490	646	1,159	1,299
Impairment losses	35,091	9,658	35,091	9,658

Total expenses	91,784	65,728	149,693	122,077

Operating income (loss)	(20,953)	3,390	(9,719)	16,219
Interest income	196	23	365	138
Interest expense	(12,561)	(12,241)	(25,174)	(26,419)
Amortization of deferred financing costs	(653)	(682)	(1,486)	(1,616)
Net gains (losses) on condominium sales activities	187	232	1,135	(28)
Equity in income (loss) of unconsolidated real estate entities	173	(74,656)	296	(74,546)
Other income (expense)	(142)	50	(297)	1,109
Net gain (loss) on early extinguishment of indebtedness	-	(79)	-	819

Loss from continuing operations	(33,753)	(83,963)	(34,880)	(84,324)

Discontinued operations
Income from discontinued property operations	-	2,026	-	4,635
Gains on sales of real estate assets	-	24,742	-	24,742

Income from discontinued operations	-	26,768	-	29,377

Net loss	(33,753)	(57,195)	(34,880)	(54,947)
Noncontrolling interests - consolidated real estate entities	-	8,150	(61)	8,226

Net loss attributable to the Operating Partnership	(33,753)	(49,045)	(34,941)	(46,721)
Distributions to preferred unitholders	(1,878)	(1,910)	(3,768)	(3,819)
Preferred unit redemption costs	(37)	-	(45)	-

Net loss attributable to common unitholders	$(35,668)	$(50,955)	$(38,754)	$(50,540)

Per common unit data - Basic
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.73)	$(1.75)	$(0.79)	$(1.80)
Income from discontinued operations	-	0.61	-	0.66

Net loss attributable to common unitholders	$(0.73)	$(1.14)	$(0.79)	$(1.13)

Weighted average common units outstanding - basic	48,603	44,337	48,574	44,335

Per common unit data - Diluted
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.73)	$(1.75)	$(0.79)	$(1.80)
Income from discontinued operations	-	0.61	-	0.66

Net loss attributable to common unitholders	$(0.73)	$(1.14)	$(0.79)	$(1.13)

Weighted average common units outstanding - diluted	48,603	44,337	48,574	44,335

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

				Accumulated	Total	Noncontrolling
		Common Units		Other	Operating	Interests -
	Preferred Units	General Partner	Limited Partners	Comprehensive Income (Loss)	Partnership Equity	Consolidated Real Estate Entities	Total Equity
2010
Equity, December 31, 2009	$95,000	$10,786	$909,333	$-	$1,015,119	$934	$1,016,053
Comprehensive income
Net income (loss)	3,768	(387)	(38,186)	-	(34,805)	61	(34,744)

Total comprehensive income (loss)					(34,805)	61	(34,744)
Contributions from the Company related to sales of Company common stock	-	11	1,110	-	1,121	-	1,121
Contributions from the Company related to employee stock purchase, stock option and other plans	-	16	1,625	-	1,641	-	1,641
Conversion of redeemable common units	-	-	74	-	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	8	-	8	-	8
Redemption of preferred units	(1,961)	-	12	-	(1,949)	-	(1,949)
Equity-based compensation	-	14	1,373	-	1,387	-	1,387
Distributions to preferred unitholders	(3,768)	-	-	-	(3,768)	-	(3,768)
Distributions to common unitholders ($0.40 per unit)	-	(195)	(19,263)	-	(19,458)	-	(19,458)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	(240)	(240)
Adjustment to redemption value of redeemable common units	-	-	(757)	-	(757)	-	(757)

Equity, June 30, 2010	$93,039	$10,245	$855,329	$-	$958,613	$755	$959,368

2009
Equity, December 31, 2008	$95,000	$10,540	$883,909	$(1,819)	$987,630	$8,220	$995,850
Comprehensive income
Net income (loss)	3,819	(503)	(49,789)	-	(46,473)	(8,226)	(54,699)
Net change in derivative value	-	-	-	1,819	1,819	-	1,819

Total comprehensive income (loss)					(44,654)	(8,226)	(52,880)
Contributions from the Company related to employee stock purchase, stock option and other plans	-	3	322	-	325	-	325
Equity-based compensation	-	16	1,611	-	1,627	-	1,627
Distributions to preferred unitholders	(3,819)	-	-	-	(3,819)	-	(3,819)
Distributions to common unitholders ($0.40 per unit)	-	(178)	(17,561)	-	(17,739)	-	(17,739)
Consolidation of equity method investment	-	-	-	-	-	1,560	1,560
Distributions to noncontrolling interests - consolidated real estate entities	-	-		-	-	(420)	(420)

Equity, June 30, 2009	$95,000	$9,878	$818,492	$-	$923,370	$1,134	$924,504

The accompanying notes are an integral part of these consolidated financial statements.

.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(34,880)	$(54,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,114	35,601
Amortization of deferred financing costs	1,486	1,616
Gains on sales of real estate assets, net	(1,135)	(24,714)
Other income, net	-	(215)
Asset impairment charges	35,091	9,658
Equity in loss (income) of unconsolidated entities	(296)	74,546
Distributions of earnings of unconsolidated entities	873	896
Deferred compensation	86	44
Equity-based compensation	1,392	1,636
Net gain on early extinguishment of debt	-	(819)
Changes in assets, decrease (increase) in:
Other assets	28	(59)
Deferred charges	(160)	(205)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(197)	(356)
Accounts payable and accrued expenses	1,829	(722)
Security deposits and prepaid rents	(912)	(612)

Net cash provided by operating activities	40,319	41,348

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(29,915)	(75,460)
Net proceeds from sales of real estate assets	17,748	55,235
Capitalized interest	(4,894)	(6,597)
Property capital expenditures	(17,952)	(28,347)
Corporate additions and improvements	(224)	(126)
Investments in and advances to unconsolidated entities	(781)	(5,104)
Note receivable collections and other investments	146	1,017

Net cash used in investing activities	(35,872)	(59,382)

Cash Flows From Financing Activities
Lines of credit proceeds	78,014	336,613
Lines of credit repayments	(63,014)	(357,564)
Proceeds from indebtedness	-	288,517
Payments on indebtedness	(420)	(295,840)
Payments of financing costs and other	(880)	(3,709)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	1,976	279
Redemption of preferred units	(1,949)	-
Distributions to noncontrolling interests - real estate entities	(240)	(420)
Distributions to noncontrolling interests - non-Company common unitholders	(70)	(87)
Distributions to preferred unitholders	(3,768)	(3,819)
Distributions to common unitholders	(19,410)	(17,714)

Net cash used in financing activities	(9,761)	(53,744)

Net decrease in cash and cash equivalents	(5,314)	(71,778)
Cash and cash equivalents, beginning of period	13,347	75,472

Cash and cash equivalents, end of period	$8,033	$3,694

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

At June 30, 2010, the Company owned 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% and 99.5% for the three months ended and 99.7% and 99.5% for the six months ended June 30, 2010 and 2009, respectively. Common Units held by persons other than the Company totaled 171 at June 30, 2010 and represented a 0.3% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At June 30, 2010, the Operating Partnership owned 19,863 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 396 apartment units in one community currently in lease-up. The Operating Partnership is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) through a taxable REIT subsidiary. At March 31, 2010, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and their wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under ASC Topic 810, “Consolidation.” Under ASC Topic 810, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of ASC Topic 810 requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Operating Partnership has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

method of accounting. Accordingly, the Operating Partnership’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment - Real Estate Sales.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Deposit Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under ASC Topic 360-20, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium sales. For condominium conversion projects relating to a portion of an existing apartment community, the revenues and gains on sales of condominium units are included in continuing operations, as a portion of an operating community does not meet the requirements of a component of an entity under ASC Topic 360.

For newly developed condominiums, the Operating Partnership accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of June 30, 2010, all newly developed condominium projects are accounted for under the Deposit Method, as discussed above.

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

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows).

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Operating Partnership’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and/or sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on sales of assets designated as held for sale are classified as part of discontinued operations.

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

Recently issued and adopted accounting guidance

The Operating Partnership adopted new guidance in ASC Topic 810, “Consolidation,” on January 1, 2010. The new guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. The new guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE, (4) amending certain guidance for determining which entities are VIEs and (5) requiring additional disclosures. The adoption of the new guidance did not have a material impact on the Operating Partnership’s financial position or results of operations.

2.    REAL ESTATE ACTIVITY

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. At June 30, 2010, the Operating Partnership had two parcels of land classified as held for sale totaling $8,222, which represents the lower of cost or fair value less costs to sell. Under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

There were no apartment communities classified as held for sale at June 30, 2010. In 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. The revenues and expenses of these communities for the three and six months ended June 30, 2009 were as follows:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Revenues
Rental	$3,228	$7,463
Other property revenues	196	454

Total revenues	3,424	7,917

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,087	2,559
Interest	311	723

Total expenses	1,398	3,282

Income from discontinued property operations	$2,026	$4,635

For the three and six months ended June 30, 2009, the Operating Partnership recognized net gains in discontinued operations of $24,742 from the sale of one community containing 530 units. This sale generated net proceeds of approximately $47,013. There were no sales of apartment communities for the three or six months ended June 30, 2010.

Condominium activities

At June 30, 2010, the Operating Partnership is completing construction of two condominium communities containing 277 units (including 129 units in one community held in an unconsolidated entity – see note 3). During the second quarter of 2010, the Operating Partnership’s consolidated condominium project in Austin, Texas began delivering and closing units and, consequently, the community was classified as held for sale for financial reporting purposes. As a result, the Operating Partnership recorded an impairment charge of $34,691 in the second quarter of 2010 based on the amount by which the carrying value of the community exceeded its fair value. The estimated fair value of the condominium project was derived from the discounted present value of the project’s estimated future cash flows over an extended sell-out period, considering current market conditions for luxury condominiums in the Austin market. For the three and six months ended, the Operating Partnership closed eight condominium units and the condominium revenues, costs and expenses associated with these units are included in the table below. The aggregate carrying value of the consolidated condominium community totaled $85,378 and $106,546 at June 30, 2010 and December 31, 2009, respectively. These amounts were included in the accompanying balance sheet under the caption, “Condominiums, for-sale and under construction.”

During the second quarter of 2010, the Operating Partnership completed the sell out of condominium units at its last condominium conversion community. The condominium revenues and expenses associated with the sale of these final units are included in the table below.

Income from continuing operations included net gains from condominium sales activity at developed condominium projects and condominium conversion projects representing portions of existing communities. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Condominium revenues	$15,908	$6,176	$17,748	$8,222
Condominium costs and expenses	(15,721)	(5,944)	(16,613)	(8,250)

Net gains (losses) on sales of condominiums	$187	$232	$1,135	$(28)

Acquisitions

The Operating Partnership did not acquire any apartment communities in the six months ended June 30, 2010 or 2009.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At June 30, 2010, the Operating Partnership holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Operating Partnership holds 25% to 35% equity interests in these Apartment LLCs.

The Operating Partnership accounts for its investments in the Apartment LLCs using the equity method of accounting. At June 30, 2010 and December 31, 2009, the Operating Partnership’s investment in the 35% owned Apartment LLCs totaled $7,950 and $8,322, respectively, excluding the credit investments discussed below. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,835 at June 30, 2010. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership’s investment in the 25% owned Apartment LLCs at June 30, 2010 and December 31, 2009 reflects a credit investment of $15,164 and $14,886, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Operating Partnership’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet. The Operating Partnership provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Apartment LLCs. A summary of financial information for the Apartment LLCs in the aggregate was as follows:

Apartment LLCs - Balance Sheet Data	June 30, 2010	December 31, 2009
Real estate assets, net of accumulated depreciation of $30,876 and $27,961, at June 30, 2010 and December 31, 2009, respectively	$254,546	$257,063
Cash and other	6,102	5,349

Total assets	$260,648	$262,412

Mortgage notes payable	$206,496	$206,496
Other liabilities	3,557	2,464

Total liabilities	210,053	208,960
Members’ equity	50,595	53,452

Total liabilities and members’ equity	$260,648	$262,412

Operating Partnership’s equity investment in Apartment LLCs (1)	$(7,214)	$(6,564)

(1) At June 30, 2010 and December 31, 2009, the Operating Partnership’s equity investment includes its credit investments of $15,164 and $14,886, respectively, discussed above.

	Three months ended June 30,		Six months ended June 30,
Apartment LLCs - Income Statement Data	2010	2009	2010	2009
Revenues
Rental	$6,511	$6,642	$12,994	$13,306
Other property revenues	513	496	971	961
Other	-	3	-	3

Total revenues	7,024	7,141	13,965	14,270

Expenses
Property operating and maintenance	2,920	2,743	5,808	5,453
Depreciation and amortization	1,681	1,651	3,357	3,292
Interest	2,986	2,986	5,939	5,939

Total expenses	7,587	7,380	15,104	14,684

Net loss	$(564)	$(239)	$(1,139)	$(414)

Operating Partnership’s share of net income	$173	$212	$296	$433

At June 30, 2010, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

Condominium LLCs

The Operating Partnership, through its interest in a limited liability company (the “Condominium LLC”), and its partner hold an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that is constructing a mixed-use development, consisting of 129 luxury condominium units (referred to as the “Atlanta Condominium Project”), sponsored by the Operating Partnership and its partner, and Class A office space, sponsored by two additional independent investors. The Condominium LLC has a related limited liability company (the “Land LLC”) that owns land and its related infrastructure for future investment that is adjacent to the mixed-use development (see below).

At June 30, 2010, the Operating Partnership was the primary beneficiary, through its ability to direct the economic performance and its majority economic interest, of the Condominium LLC (a variable interest entity) and, therefore, consolidated the Condominium LLC. The primary asset of the Condominium LLC is its investment in the Mixed-Use LP. At June 30, 2010 and December 31, 2009, the Operating Partnership’s consolidated investment in the Mixed-Use LP reflected a credit investment of $39,039 and $39,820, respectively. These credit investments are included in consolidated liabilities on the accompanying consolidated balance sheets. The credit investment primarily resulted from the recognition of the impairment loss recorded in 2009, which encompassed the write-off of the Operating Partnership’s investment in the Mixed-Use LP and also encompassed the recognition of the Operating Partnership’s maximum potential limited recourse obligations under the construction loan guarantees and the licensing and branding arrangement described below. As a result, the Operating Partnership suspended further loss recognition (including any additional impairment losses that may be recognized at the unconsolidated entity level in future periods) under the equity method of accounting for the Mixed-Use LP subsequent to June 2009.

The write-off of the Operating Partnership’s investment and recognition of guarantee liabilities in the second quarter of 2009 resulted, in part, from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling interest in the Mixed-Use LP, related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction at the Mixed-Use LP were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009.

The Operating Partnership, through its interest in the Condominium LLC, accounts for its investment in Mixed-Use LP using the equity method of accounting; however, as stated above, the Operating Partnership suspended further loss recognition under the equity method subsequent to June 2009. A summary of financial information for the Mixed-Use LP was as follows:

Mixed-Use LP - Balance Sheet Data	2010	2009
Real estate assets, including construction in progress	$121,326	$114,508
Cash and other	1,316	302

Total assets	$122,642	$114,810

Construction note payable	$137,935	$124,944
Other liabilities	5,339	11,661

Total liabilities	143,274	136,605
Members’ deficit	(20,632)	(21,795)

Total liabilities and members’ deficit	$122,642	$114,810

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended June 30,		Six months ended June 30,
Mixed-Use LP - Income Statement Data	2010	2009	2010	2009
Revenues
Rental and other	$37	$2	$37	$2

Total revenues	37	2	37	2

Expenses
Property operating and maintenance	127	233	249	376
Impairment losses	-	71,679	-	71,679

Total expenses	127	71,912	249	72,055

Net loss	$(90)	$(71,910)	$(212)	$(72,053)

Operating Partnership’s share of net loss	$-	$(74,868)	$-	$(74,979)

The Mixed-Use LP and the Land LLC entered into a construction loan facility with an aggregate capacity of $187,128. At June 30, 2010, the construction loan had an outstanding balance of $146,088, bears interest at LIBOR plus 1.35% and matures in 2011. As discussed below, a portion of the construction loan related to the consolidated Land LLC is included in consolidated indebtedness. Under the terms of the construction loan facility, the Operating Partnership and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed the principal amount of the loan outstanding in an amount not to exceed the lesser of approximately $25,313, or the amount of payment required to cause the principal balance of the Condominium LLC and Land LLC portion of the loan to be reduced to a loan-to-cost ratio that is equal to or less than 60%. In addition, the Operating Partnership and its equity partner in the Condominium LLC and Land LLC have jointly and severally guaranteed certain debt service payments of the Condominium LLC and Land LLC portion of the construction loan not to exceed approximately $6,154. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LP, including the Operating Partnership, jointly and severally guaranteed the shell completion of the mixed-use building.

The construction loan agreement also contains minimum sales prices below which the Condominium LLC is not able to execute sales contracts with prospective buyers for condominium units without the lender’s prior written consent. As current market prices for condominium units at this project are substantially below the minimum sales prices, the Condominium LLC has not executed any sales contracts to date. The Operating Partnership has discussed funding, minimum sales prices and other terms and conditions of the construction loan with its lenders. Further, upon the negotiation and execution of new loan documents with the project’s lenders, it has been contemplated that the Atlanta Condominium Project and its related portion of the construction indebtedness would be distributed from the Mixed-Use LP to the Condominium LLC. However, discussions with the project’s lenders are ongoing. These discussions may, among other things, impact the timing and amount of future sales of condominium units, how expenditures relating to the project are funded in the future, the potential distribution to the Condominium LLC and could result in a settlement of the construction loan obligations at amounts less than the outstanding balances under the loan. It is not possible to fully predict or determine the outcome of or the impact that these discussions will have on the Operating Partnership’s investment in or its accounting for the project in future periods. However, if the Atlanta Condominium Project is classified as “held for sale” for financial reporting purposes in future periods and if, as a result of the distribution to the Condominium LLC or for other reasons, the Operating Partnership is required to consolidate the Atlanta Condominium Project for financial reporting purposes or if the Operating Partnership were to settle the construction loan obligations at an amount less than the outstanding balances under the loan, the Operating Partnership may be required to record an additional impairment loss in future periods in connection with its investment in the underlying asset and could recognize an offsetting gain in excess of such impairment charge. There can be no assurance as to the outcome of these ongoing discussions with the projects lenders or the impact that these discussions will have on the Operating Partnership’s investment.

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

The Operating Partnership also holds an investment in a Land LLC that owns land and its related infrastructure adjacent to the condominium project discussed above for future investment. In the second quarter of 2009, the Operating Partnership made aggregate additional investments and advances of $1,527 to the Land LLC, whereby the Operating Partnership obtained a majority of the economic interests and consolidated the Land LLC, a variable interest entity. The consolidation of the Land LLC resulted in the consolidation of land, which was determined to be non-recoverable and fully impaired in the second quarter of 2009, and the consolidation of a portion of the construction loan discussed above totaling $8,153 at June 30, 2010 (see note 4).

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

4.    INDEBTEDNESS

At June 30, 2010 and December 31, 2009, the Operating Partnership’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	June 30, 2010	December 31, 2009
Senior Unsecured Notes	Int.	5.13% -7.70% (1)	2010-2013 (1)	$335,917	$335,917
Unsecured Syndicated Lines of Credit	N/A	LIBOR + 0.80% (2)	2011	15,000	-
Secured Mortgage Notes	Prin. and Int.	4.88% -6.09%	2013-2019 (3)	648,270	648,690
Secured Variable Rate Construction Note (held in a variable interest entity)	Int.	LIBOR + 1.35%	2011	8,153	8,153

Total				$1,007,340	$992,760

(1)	Senior unsecured notes totaling approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.
(2)	Represents stated rate. At June 30, 2010, the weighted average interest rate was 1.1%
(3)	There are no scheduled maturities of secured notes in 2010. These notes mature between 2013 and 2019.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2010	$100,937
2011	36,276	(1)
2012	100,104
2013	186,606
2014	188,644
Thereafter	394,773

	$1,007,340

(1)	Includes outstanding balances on lines of credit totaling $15,000.

Debt issuances and retirements

There were no issuances or retirements of debt for the six months ended June 30, 2010. For the six months ended June 30, 2009, the Operating Partnership’s net gain on early extinguishment of indebtedness included a net gain of $3,445 from the early extinguishment of debt related to the Operating Partnership’s tender offer of its 2010 and 2011 senior unsecured bonds offset by a net loss of $2,626 on the prepayment of the Operating Partnership’s weekly-remarketed, variable rate taxable mortgage bonds and the associated interest rate swap agreement.

Unsecured lines of credit

At June 30, 2010, the Operating Partnership utilizes a syndicated unsecured revolving line of credit (the “Syndicated Line”). In March 2010, the Operating Partnership amended the Syndicated Line to reduce the available borrowing capacity under the agreement from $600,000 to $400,000 and to modify certain default and other provisions of the credit agreement to exclude from those provisions certain defaults or other effects on such provisions relating to certain designated affiliates of the Operating Partnership. In addition, the Operating Partnership exercised its extension option in accordance with the agreement for an additional one-year period to April 27, 2011. The Syndicated Line has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At June 30, 2010, the Operating Partnership had issued letters of credit to third parties totaling $3,639 under this facility.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Additionally, at June 30, 2010, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). Pursuant to an amendment executed in March 2010, the maturity date of the Cash Management Line maturity was extended to April 27, 2011. Additionally, the amendment increased the stated interest rate from LIBOR plus 0.80% to LIBOR plus 2.50% as well as modified certain of the default provisions consistent with those of the Syndicated Line discussed above. The Cash Management Line also carries other terms, including debt covenants, substantially consistent with the Syndicated Line.

In connection with the above mentioned amendments and extension, the Operating Partnership paid fees and expenses of $860 for the six months ended June 30, 2010.

Debt compliance

The Operating Partnership’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Operating Partnership to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Operating Partnership to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Operating Partnership to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. Management believes the Operating Partnership was in compliance with these financial covenants at June 30, 2010.

5.    EQUITY AND NONCONTROLLING INTERESTS

Company’s Common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the three and six months ended June 30, 2010, sales of common stock under this program totaled 41 shares for proceeds of $1,121, net of underwriter commisions paid of $23. The Company’s proceeds from this program were and will be contributed to the Operating Partnership in exchange for a like number of common units and used for general corporate purposes.

Preferred unit repurchases

For the three and six months ended June 30, 2010, the Operating Partnership repurchased preferred units with a liquidation value of approximately $1,030 and $1,962, respectively, under a Rule 10b5-1 plan.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Computation of earnings (loss) per common unit

For the three and six months ended June 30, 2010 and 2009, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common unit is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Loss from continuing operations attributable to common unitholders (numerator):
Loss from continuing operations	$(33,753)	$(83,963)	$(34,880)	$(84,324)
Noncontrolling interests - consolidated real estate entities	-	8,150	(61)	8,226
Preferred unit distributions	(1,878)	(1,910)	(3,768)	(3,819)
Preferred unit redemption costs	(37)	-	(45)	-
Unvested restricted stock (allocation of earnings)	159	202	162	177

Loss from continuing operations attributable to common unitholders	$(35,509)	$(77,521)	$(38,592)	$(79,740)

Common units (denominator):
Weighted average units outstanding - basic	48,603	44,337	48,574	44,335
Dilutive units from stock options (1)	-	-	-	-

Weighted average units outstanding - diluted (1)	48,603	44,337	48,574	44,335

Per-unit amount:
Basic	$(0.73)	$(1.75)	$(0.79)	$(1.80)

Diluted	$(0.73)	$(1.75)	$(0.79)	$(1.80)

(1)        The potential dilution from the Company’s outstanding stock options to purchase 154 and 0 shares for the three months ended and 133 and 1 for the six months ended June 30, 2010 and 2009, respectively, were antidilutive to the loss from continuing operations per unit calculation. As such, these amounts were excluded from weighted average units for those periods.

Stock options to purchase 2,351 and 2,297 shares of common stock for the three and six months ended June 30, 2010, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810 the Operating Partnership determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At June 30, 2010, the aggregate redemption value of the noncontrolling interests in of the Operating Partnership of $3,877 was in excess of its net book value of $3,053. At December 31, 2009, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $3,402 was in excess of its net book value of $3,334. The Operating Partnership further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

For the three and six months ended June 30, 2010 and 2009, income from continuing operations, income from discontinued operations and net income available to the Operating Partnership were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Loss from continuing operations	$(33,753)	$(75,813)	$(34,941)	$(76,098)
Income from discontinued operations	-	26,768	-	29,377

Net income (loss) available to the Operating Partnership	$(33,753)	$(49,045)	$(34,941)	$(46,721)

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The following table summarizes the activity relating to the Operating Partnership’s redeemable common units for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
Redeemable common units, beginning of period	$3,402	$4,410

Comprehensive income
Net income (loss)	(136)	(248)
Net change in derivative value	-	10

Total comprehensive income (loss)	(136)	(238)
Conversion of redeemable common units for shares	(74)	-
Adjustment for ownership interest of redeemable common units	(8)	-
Equity-based compensation	5	9
Distributions to common unitholders ($0.40 per unit)	(69)	(87)
Adjustment to redemption value of redeemable common units	757	-

Redeemable common units, end of period	$3,877	$4,094

6.    FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Operating Partnership records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Operating Partnership records derivative financial instruments, if any, at fair value. The Operating Partnership also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2010. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Operating Partnership could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Operating Partnership periodically reviews its real estate assets, including operating assets, land held for future investment and assets held for sale, for impairment purposes using Level 3 inputs, primarily comparable sales data, independent appraisals and discounted cash flow models.

During the second quarter of 2010, the Operating Partnership’s consolidated condominium community in Austin, Texas began delivering and closing completed condominium units. As a result, the community was classified as held for sale for financial reporting purposes. Under the held for sale impairment evaluation model, the Operating Partnership wrote down the carry value of the community to its estimated fair value of $85,378 using level 3 inputs, primarily an independent valuation using a discounted cash flow model, and recorded impairment charges of $34,691 (see note 2). In addition, in the second quarter of 2010, the Operating Partnership wrote down the carrying value of a land parcel classified as held for sale to its estimated fair value of $3,177, using level 3 inputs, and recorded an impairment charge of $400.

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At June 30, 2010, the fair value of fixed rate debt was approximately $1,026,235 (carrying value of $984,187) and the fair value of the Operating Partnership’s variable rate debt, including the Operating Partnership’s lines of credit, was approximately $22,471 (carrying value of $23,153). At December 31, 2009, the fair value of fixed rate debt was approximately $982,889 (carrying value of $984,607) and the fair value of floating rate debt, including the Operating Partnership’s lines of credit, was approximately $7,571 (carrying value of $8,153). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In March 2009, the Operating Partnership early terminated its only interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Operating Partnership was required to amortize into expense the cumulative unrecognized loss on the interest rate swap over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the six months ended June 30, 2009.

A summary of comprehensive income for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(33,753)	$(57,195)	$(34,880)	$(54,947)
Change in derivatives (1)	-	-	-	1,829

Total comprehensive income (loss)	(33,753)	(57,195)	(34,880)	(53,118)
Less:
Comprehensive income attributable to noncontrolling interests	-	8,150	(61)	8,226

Total Operating Partnership comprehensive income	$(33,753)	$(49,045)	$(34,941)	$(44,892)

(1)

For the six months ended June 30, 2009, the change in derivatives balance includes an adjustment of $658 for amortized swap costs as well as an adjustment for $1,161 to write-off the remaining unamortized balance in equity, both included in net income.

7.    SEGMENT INFORMATION

Segment description

In accordance with ASC Topic 280, “Segment Reporting,” the Operating Partnership presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Operating Partnership’s chief operating decision makers to manage the business.

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

•	Communities stabilized during 2009 – communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities – those apartment communities under development and lease-up during the period.

•	Condominium conversion and other communities – those portions of existing apartment communities converted into condominiums that are reflected in continuing operations.

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

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2010 and 2009. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Fully stabilized communities	$58,164	$59,990	$115,758	$120,337
Communities stabilized during 2009	3,533	2,753	6,984	5,059
Development and lease-up communities	3,681	742	6,599	1,181
Condominium conversion and other communities	-	38	-	107
Other property segments	5,182	5,318	10,079	11,109
Other	271	277	554	503

Consolidated revenues	$70,831	$69,118	$139,974	$138,296

Contribution to Property Net Operating Income
Fully stabilized communities	$34,192	$36,121	$67,391	$72,181
Communities stabilized during 2009	2,082	1,219	4,053	2,001
Development and lease-up communities	1,587	(551)	2,399	(769)
Condominium conversion and other communities	-	24	-	68
Other property segments, including corporate management expenses	(216)	(630)	(829)	(1,044)

Consolidated property net operating income	37,645	36,183	73,014	72,437

Interest income	196	23	365	138
Other revenues	271	277	554	503
Depreciation	(18,643)	(18,009)	(37,114)	(35,601)
Interest expense	(12,561)	(12,241)	(25,174)	(26,419)
Amortization of deferred financing costs	(653)	(682)	(1,486)	(1,616)
General and administrative	(3,967)	(3,964)	(8,643)	(8,373)
Investment and development	(678)	(793)	(1,280)	(1,790)
Other investment costs	(490)	(646)	(1,159)	(1,299)
Impairment losses	(35,091)	(9,658)	(35,091)	(9,658)
Gains (losses) on condominium sales activities, net	187	232	1,135	(28)
Equity in income (loss) of unconsolidated real estate entities	173	(74,656)	296	(74,546)
Other income (expense), net	(142)	50	(297)	1,109
Net gain (loss) on early extinguishment of indebtedness	-	(79)	-	819

Loss from continuing operations	(33,753)	(83,963)	(34,880)	(84,324)
Income from discontinued operations	-	26,768	-	29,377

Net loss	$(33,753)	$(57,195)	$(34,880)	$(54,947)

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.    IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
Accrued severance charges, beginning of period	$7,671	$9,405
Severance charges	-	-
Payments for period	(1,511)	(1,184)
Interest accretion	279	279

Accrued severance charges, end of period	$6,439	$8,500

For the three and six months ended June 30, 2010, the Operating Partnership recorded aggregate impairment charges of $34,691 to write-down the carrying value of its consolidated condominium project in Austin, Texas and recoded impairment charges of $400 to write-down the carrying value of a land parcel classified as held for sale to their fair values at June 30, 2010 (see notes 2 and 6).

For the three and six months ended June 30, 2009, the Operating Partnership recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) to write-down the carrying value of its investment in an unconsolidated condominium development and a parcel of adjacent land (see note 3).

9.    SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $4,894 and $6,597 for the six months ended June 30, 2010 and 2009, respectively), aggregated $30,265 and $34,095 for the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010 and 2009, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $155 and $1,028, respectively.

Non-cash investing and financing activities for the six months ended June 30, 2010 and 2009 were as follows:

In the three months ended June 30, 2009, the Operating Partnership became the majority owner of and consolidated a previously unconsolidated entity (see note 3). This consolidation resulted in increases in land held for future investment and other assets of $9,658, cash of $248, indebtedness of $8,153, accounts payable and accrued expenses of $192 and noncontrolling interests of $1,560. This was a non-cash transaction.

For the six months ended June 30, 2009, the Operating Partnership amortized approximately $658 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the six months ended June 30, 2009, the Operating Partnership recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,171 related to a terminated interest rate swap derivative financial instrument. The Operating Partnership also recognized other income during the first quarter of 2009 of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). This increase in value also caused a decrease in accounts payable and accrued expenses for the first six months of 2009.

The Operating Partnership pays distributions a quarter in arrears. At June 30, 2010 and 2009, the Operating Partnership committed to distribute and had accrued $9,771 and $8,914, respectively.

For the six months ended June 30, 2010 and 2009, the Company issued common shares for director compensation, totaling $86 and $44, respectively. In addition, in the first quarter of 2010, the Company issued common shares for its matching contribution to the Company’s 401K Plan, totaling $700. These were non-cash transactions.

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

	Six months ended June 30,
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

For the six months ended June 30, 2010 and 2009, the Company granted stock options to purchase 66 and 346 shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $70 and $160 for the three months ended and $177 and $365 for the six months ended June 30, 2010 and 2009, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the six months ended June 30, 2010 and 2009 is presented below:

	Six months ended June 30,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,516	$ 31	2,382	$ 34
Granted	66	18	346	12
Exercised	(50)	12	-	-
Forfeited	-	-	(201)	36
Expired	(235)	38	-	-

Options outstanding, end of period	2,297	30	2,527	31

Options exercisable, end of period	2,062	32	2,121	33

Weighted-average fair value of options granted during the period	$ 5.08		$ 2.09

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At June 30, 2010, there was $547 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $730 and $0, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at June 30, 2010 were $3,394, $1,328 and $3,296, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at June 30, 2010 were 3.8, 3.2 and 3.8 years, respectively. Stock options expected to vest at June 30, 2010 totaled 2,286 at a weighted average exercise price of approximately $30.

At June 30, 2010, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,044 options outstanding with exercise prices ranging from $12.22 to $27.92. These options have a weighted average exercise price of $21.72 and a weighted average remaining contractual life of 4.2 years. Of these outstanding options, 809 were exercisable at June 30, 2010 at a weighted average exercise price of $23.98. In addition, there were 1,253 options outstanding with exercise prices ranging from $27.98 to $48.00. These options had a weighted average exercise price of $36.97 and a weighted average remaining contractual life of 3.5 years. Of these outstanding options, 1,253 were exercisable at June 30, 2010 at a weighted average exercise price of $36.97.

For the six months ended June 30, 2010 and 2009, the Company granted 87 and 106 shares of restricted stock, respectively, to Company officers and directors. The weighted average grant date fair value for the restricted shares for the six months ended June 30, 2010 and 2009 was $18.30 and $12.19, respectively, per share. The total value of the restricted share grants for the six months ended June 30, 2010 and 2009 was $1,582 and $1,288, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $552 and $610 for the three months ended and $1,108 and $1,195 for the six months ended June 30, 2010 and 2009, respectively.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2010 and 2009 is presented below:

	Six months ended June 30,
	2010		2009
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	132	$ 21	128	$ 33
Granted	87	18	106	12
Vested	(2)	16	-	-
Forfeited	-	-	(1)	43

Unvested shares, end of period	217	20	233	23

At June 30, 2010, there was $2,968 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of restricted shares vested for the six months ended June 30, 2010 and 2009 was $38 and $2, respectively.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $31 and $38 for the three months ended and $107 and $75 for the six months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010, the Operating Partnership’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit may generally be clarified in future periods through 2012. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and six months ended June 30, 2010 and at June 30, 2010 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three and six months ended June 30, 2010 and 2009, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable, if any, is expected to be fully offset by deferred tax benefits resulting from originating temporary differences.

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

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2009 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Form 10-K. There were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at June 30, 2010.

12.  LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action. The Company requested the briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement, and the Court agreed. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company’s response is due on August 12, 2010; and ERC’s reply is due on September 10, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2008, the Operating Partnership and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Operating Partnership’s and Federal’s Pentagon Row project without first giving the Operating Partnership and Federal the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the court issued a final order ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordered Vornado to sell to the Operating

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Partnership and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. On July 30, 2010, Vornado filed a petition with the Virginia Supreme Court for leave to appeal the trial court’s ruling.

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

As of June 30, 2010, the Operating Partnership has substantially completed its initiative to remediate and improve approximately 30 of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) with potential water penetration and other related issues. At June 30, 2010, the Operating Partnership had incurred approximately $42,908 of capital expenditures relating to the project, and expects that total project costs will not exceed its previous total estimate of $45,000. Also, the Operating Partnership determined that the net book value of certain building components totaling $6,505 should be retired and, as such, were depreciated on an accelerated basis through the end of 2009.

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

    AND RESULTS OF OPERATIONS

    (In thousands, except apartment unit data)

Company overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At June 30, 2010, the Company owned 19,863 apartment units in 55 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 396 apartment units in one community currently in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity) through taxable REIT subsidiaries. At June 30, 2010, approximately 35.4%, 23.1%, 11.2% and 10.8% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At June 30, 2010, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common noncontrolling interest in the Operating Partnership.

Operations overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q.

Property operations

In recent years, weak economic conditions caused by a severe recession in the U.S. economy and high unemployment has led to declining rental rates for multi-family apartments, as the Company sought to maintain occupancy at historical levels. While these conditions persist in 2010, relative improvement in the U.S. economy has modestly improved consumer confidence and demand for multi-family apartments in the Company’s markets. This modest improvement in demand, coupled with moderating new supply of multi-family apartments, has contributed to a moderation in the year-over-year rate of decline in rental revenues during the first half of 2010. Consistent with these factors, year-over-year rate same store operating revenues declined 3.0% for the second quarter of 2010, as compared to a decline of 4.6% during the first quarter of 2010. Year-over-year same store NOI also declined 5.3% for the second quarter of 2010, as compared to a decline of 7.9% during the first quarter of 2010. The revenue decrease was attributable to declining rental rates, which on a year-over-year basis decreased by 6.0% during the first six months of 2010, offset by an increase in average economic occupancy from 93.5% during the first six months of 2009 to 95.1% during the first six months of 2010. The Company’s outlook for same store community revenues and net operating income (“NOI”) for 2010 is more fully discussed in the “Outlook” section below. While the U.S. economy has begun to show some signs of recovery, the U.S. economic recovery is in its early stages and any recovery in employment is expected to be modest in 2010. If the economic recovery were to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Asset sales activity

At June 30, 2010, the Company did not have any apartment communities being marketed for sale. In 2009, the Company sold three communities containing 1,328 units: two communities located in Atlanta, Georgia and one community located in the northern Virginia submarket of greater Washington, D.C. These community sales generated aggregate gross proceeds of approximately $149,700. Those proceeds were utilized in a manner consistent with the Company’s liquidity and balance sheet strategy discussed below.

Development activity

Since 2008, substantive activities relating to substantially all of the Company’s pre-development projects had been deferred. In 2010, the Company commenced the development of the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia. The second phase of Post Carlyle Square™ is planned to consist of 344 luxury apartment units with a total estimated development cost of approximately $95,000. The Company expects to initially fund future estimated construction expenditures primarily by utilizing available borrowing capacity under its unsecured revolving lines of credit.

Management believes that the timing of other future development starts will depend largely on a favorable outlook for apartment and capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, the Company may be required to recognize additional impairment losses in future periods. Should the Company change its current estimates of the fair value of assets held for sale to below their carrying values, the Company may also be required to recognize additional impairment losses in future periods.

During the second quarter of 2010, Post Sierra at Frisco Bridges™ in Dallas, Texas and Post West Austin™ in Austin, Texas achieved stabilized apartment occupancy. Post Park® is Hyattsville, Maryland remained in lease-up as of June 30, 2010, and was over 70% leased. The Company also has two luxury condominium development projects in the final stages of construction, one of which began delivering completed units in the second quarter of 2010.

As of June 30, 2010, the Company had substantially completed its initiative to remediate communities with stucco exteriors or exterior insulation finishing systems (“EIFS”). Through June 30, 2010, the Company had incurred approximately $42,908 of capital expenditures relating to these remediation projects, and expects that total costs will be within its previous estimate, not exceeding $45,000.

Condominium activity

In early 2005, the Company entered the for-sale condominium housing market and has since converted and completed the sell-out of five apartment communities totaling 731 units into for-sale condominium homes, completed the construction and sell-out of two condominium communities totaling 230 units, and is completing the development of two luxury condominium projects: The Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consisting of 129 units, and the Four Seasons Private Residences, Austin (the “Austin Condominium Project”), consisting of 148 units, which began delivering completed units in the second quarter of 2010. As of June 30, 2010, the Company consolidates the Austin Condominium Project for financial reporting purposes and accounts for the Atlanta Condominium Project using the equity method of accounting for financial reporting purposes. See below under respective Impairment Analyses where the financial reporting for each project is further discussed.

The aggregate projected capital cost of the Atlanta Condominium Project and the Austin Condominium Project is approximately $252,300, of which approximately $14,531 of costs remained to be incurred as of June 30, 2010. Of the total projected investment, $34,691 of the Austin Condominium Project and $74,733 of the Atlanta Condominium Project was deemed impaired and written down through an impairment charge during the second quarters of 2010 and 2009, respectively, as described further below. There can be no assurances, however, that actual costs will not exceed these estimates or that additional impairment charges will not be recorded in subsequent periods as described further below. As of July 30, 2010, the Company had 54 units under contract and 23 units closed at the Austin Condominium Project and had no units under contract at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in prior condominium projects when units become available for delivery and may experience additional terminations in connection with existing projects. Accordingly, there can be no assurance that units under contract for sale will actually close.

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

Impairment analysis – Austin Condominium Project

During the second quarter of 2010, initial deliveries and closings of condominium units at the Austin Condominium Project commenced, at which time the project was classified as “held for sale” for financial reporting purposes. As a result, the Company recorded an impairment charge of $34,691 in the second quarter of 2010 based on the amount by which the carrying value of the project exceeded its estimated fair value. The estimated fair value of the condominium project was derived from the present value of the Company’s estimated future cash flows over a projected fifty-four month sell-out period using a 20% discount rate. The assumed discount rate considers that the project has entered the sales phase. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project will not change materially as a consequence, causing the Company to possibly record additional impairment charges in future periods.

Impairment analysis – Atlanta Condominium Project

During 2009, the Company observed weak conditions in the U.S. economy and the housing markets, generally, and in the Atlanta upper-end single family and condominium markets, specifically, including the price discounting of competitive products in the Atlanta/Buckhead market. In addition, the government-sponsored mortgage agencies imposed tighter restrictions on mortgage lending to condominium projects which the Company believed would adversely impact sales at its luxury condominium developments. As such, in the second quarter of 2009, management revised its expectations regarding the timing and amount of projected future cash flows from this project, and as a result, recorded non-cash impairment charges of approximately $76,317 (net of noncontrolling interests of $8,074) to write-down the carrying value of the Atlanta Condominium Project, held in an unconsolidated entity, and adjacent land. The estimated fair value of the condominium project was derived from the present value of the Company’s estimated future cash flows over a projected sixty month sell-out period using a 23% discount rate.

Although management concluded that no additional impairment existed under generally accepted accounting principles as of June 30, 2010, the Company has continued to experience downward pressure on condominium prices for this project and for luxury for-sale condominium product in the Atlanta/Buckhead submarket in general, which the Company believes has further adversely impacted the estimated fair value of this project. In addition, current market prices for condominium units at this project are substantially below the minimum sales prices provided for in the project’s construction loan agreement. Thus, the Company is not able to execute sales contracts with prospective buyers of condominium units without the written consent of its lenders and consequently, has not executed any sales contracts to date. Considering those factors and applying a 22% discount rate to calculate the present value of the estimated future cash flows, the Company currently estimates that the fair value of the Atlanta Condominium Project would be approximately $5,000 to $7,000 less than its carrying value. The assumed discount rate considers that the project is nearing the sales phase.

Based on the above, assuming it applied a discount rate of 22% to calculate the present value of the estimated future cash flow, the Company would expect that the unconsolidated entity that holds the Atlanta Condominium Project may record an additional impairment charge of approximately $5,000 to $7,000 in the third quarter ending September 30, 2010 in connection with this project, since at that time the project may be classified as “held for sale” for financial reporting purposes. The anticipated impairment charge is calculated as the amount by which the carrying value of the project exceeds its estimated fair value. As there is significant judgment required in developing the assumptions underlying such estimates of fair value for impairment purposes, there can be no assurance that such loss estimate will not change materially before the end of the third quarter. Factors and assumptions that could materially change the Company’s current estimate of fair value may include the timing and amount of projected future sales and closings of condominium units, future expectations regarding estimated cash flows, in general, and the discount rate used to calculate the present value of estimated future cash flows. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Atlanta Condominium Project and the anticipated impairment charge at the unconsolidated entity level will not change materially as a consequence.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Notwithstanding the above, the Company currently accounts for the Atlanta Condominium Project using the equity method of accounting and its net investment in the project is a liability of $39,039. Since the Company’s aggregate recourse guarantee obligations in connection with this investment do not exceed its recorded liability, the Company has suspended recognition of losses under the equity method of accounting and does not anticipate that it will realize additional losses (including the impairment loss anticipated at the unconsolidated entity level discussed above) until such time occurs that the Company may be required to consolidate the Atlanta Condominium Project for financial reporting purposes. As the Company and its lenders are in on-going discussions that may impact the terms and conditions of the construction loan in connection with this project, it is not possible to fully predict or determine the outcome of those discussions, nor is it possible to fully predict or determine the impact that those discussions will have on the Company’s investment in or its accounting for the project in future periods. However, if the Atlanta Condominium Project is classified as “held for sale” for financial reporting purposes in the third quarter and if the Company is required to consolidate the Atlanta Condominium Project for financial reporting purposes or if the Company were to settle the construction loan obligations at an amount less than the outstanding balances under the loan, the Company may be required to record an additional impairment charge of $5,000 to $7,000 in the third quarter of 2010 in connection with its investment in the underlying asset and could recognize an offsetting gain in excess of such impairment charge. There can be no assurance as to the outcome of these ongoing discussions with the project’s lenders or the impact that these discussions will have on the Company’s investment in the project.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial conditions are substantially the same except for the effect of the 0.3% weighted average common noncontrolling interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure regarding forward-looking statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2010, expectations regarding future impairment charges, expectations regarding the timing and delivery of completed for-sale condominium homes, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and gains (losses) on for-sale housing sales activities, the Company’s ability to sell condominium units above minimum sales prices or with lenders consent, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), anticipated costs, timing and expense to remediate and improve apartment communities with stucco and EIFS exteriors, expectations regarding cash flows from operating activities, expected costs of development, investment, interest and other expenses, expectations regarding compensation costs for stock options, expectations regarding the payment of the licensing fee from proceeds of sales by the Atlanta Condominium Project, the Company’s expected debt levels, expectations regard the availability of additional equity capital, unsecured and secured financing, the anticipated dividend level in 2010 and expectations regarding the source of funds for payment of the dividend, the Company’s ability to execute its 2010 business plan and to meet short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset sales in 2010, the Company’s expectations regarding the use of joint venture arrangements to reduce market concentration in certain markets, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding any appeal or the outcome of any such appeal in the ERC and Vornado matters and the outcome of other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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
—

Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales and including the ability to sell units above sales prices or with lender consent;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Critical accounting policies and new guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 33 through 36 of the Form 10-K. Other than discussed below, there were no significant changes to the Company’s critical accounting policies and estimates during the six months ended June 30, 2010. The discussion below details the Company’s critical accounting policy related to asset impairments and addresses the implementation and impact of recently issued and adopted accounting guidance with an impact on the Company for the six months ended June 30, 2010 or that may have an impact on future reported results.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value. At June 30, 2010, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. During the quarter ended June 30, 2010, the Company recorded impairment charges of approximately $34,691 and $400, respectively, in connection with its Austin Condominium Project and a land parcel in Tampa, Florida that were classified as held for sale during the quarter. In each case, the impaired assets were written down to their estimated fair value. See notes 1 and 6 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes 2 and 6 to the consolidated financial statements for a discussion of the impairment charges related to the Austin Condominium Project recorded in the second quarter of 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 3 to the consolidated financial statements for a discussion of the impairment charges related to the Atlanta Condominium Project and adjacent land recorded in 2009.

The Company adopted new guidance in ASC Topic 810, “Consolidation,” on January 1, 2010. The new guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. The new guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE, (4) amending certain guidance for determining which entities are VIEs and (5) requiring additional disclosures. The adoption of the new guidance did not have a material impact on the Company’s financial position or results of operations.

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

For the six months ended June 30, 2010, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 43 communities that were completed and stabilized for all of the current and prior year, (2) three communities that achieved stabilization during 2009, (3) portions of two communities that were being converted into condominiums that are reflected in continuing operations under ASC Topic 360 and (4) four communities under development or in lease-up. There were no apartment communities classified as held for sale in discontinued operations at June 30, 2010.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits were $1,682 and $1,528 for the three months and $4,230 and $2,171 for the six months ended June 30, 2010 and 2009, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three and six months ended June 30, 2010 and 2009 is summarized as follows:

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Rental and other property revenues
Fully stabilized communities (1)	$58,164	$59,990	(3.0)%	$115,758	$120,337	(3.8)%
Communities stabilized during 2009 (2)	3,533	2,753	28.3%	6,984	5,059	38.1%
Development and lease-up communities	3,681	742	396.1%	6,599	1,181	458.8%
Condominium conversion and other communities (3)	-	38	(100.0)%	-	107	(100.0)%
Other property segments (4)	5,182	5,318	(2.6)%	10,079	11,109	(9.3)%

	70,560	68,841	2.5%	139,420	137,793	1.2%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	23,972	23,869	0.4%	48,367	48,156	0.4%
Communities stabilized during 2009 (2)	1,451	1,534	(5.4)%	2,931	3,058	(4.2)%
Development and lease-up communities	2,094	1,293	61.9%	4,200	1,950	115.4%
Condominium conversion and other communities (3)	-	14	(100.0)%	-	39	(100.0)%
Other property segments, including corporate management expenses (5)	5,398	5,948	(9.2)%	10,908	12,153	(10.2)%

	32,915	32,658	0.8%	66,406	65,356	1.6%

Property net operating income (6)	$37,645	$36,183	4.0%	$73,014	$72,437	0.8%

Capital expenditures (7)(8)

Annually recurring:
Carpet	$748	$694	7.8%	$1,353	$1,287	5.1%
Other	2,643	2,879	(8.2)%	4,616	4,800	(3.8)%

Total	$3,391	$3,573	(5.1)%	$5,969	$6,087	(1.9)%

Periodically recurring	$6,485	$9,340	(30.6)%	$11,931	$18,494	(35.5)%

Average apartment units in service	18,116	16,906	7.2%	18,116	16,869	7.4%

(1)	Communities which reached stabilization prior to January 1, 2009.
(2)	Communities which reached stabilization in 2009.
(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under ASC Topic 360.
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $271 and $277 for the three months and $554 and $503 for the six months ended June 30, 2010 and 2009, respectively.

(5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance. Corporate property management expenses were $2,497 and $2,709 for the three months and $4,954 and $5,383 for the six months ended June 30, 2010 and 2009, respectively.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total same store NOI	$34,192	$36,121	$67,391	$72,181
Property NOI from other operating segments	3,453	62	5,623	256

Consolidated property NOI	37,645	36,183	73,014	72,437

Add (subtract):
Interest income	196	23	365	138
Other revenues	271	277	554	503
Depreciation	(18,643)	(18,009)	(37,114)	(35,601)
Interest expense	(12,561)	(12,241)	(25,174)	(26,419)
Amortization of deferred financing costs	(653)	(682)	(1,486)	(1,616)
General and administrative	(3,967)	(3,964)	(8,643)	(8,373)
Investment and development	(678)	(793)	(1,280)	(1,790)
Other investment costs	(490)	(646)	(1,159)	(1,299)
Impairment losses	(35,091)	(9,658)	(35,091)	(9,658)
Gains (losses) on condominium sales activities, net	187	232	1,135	(28)
Equity in income (loss) of unconsolidated real estate entities	173	(74,656)	296	(74,546)
Other income (expense), net	(142)	50	(297)	1,109
Net gain (loss) on early extinguishment of indebtedness	-	(79)	-	819

Loss from continuing operations	(33,753)	(83,963)	(34,880)	(84,324)
Income from discontinued operations	-	26,768	-	29,377

Net loss	$(33,753)	$(57,195)	$(34,880)	$(54,947)

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

(8)

A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Annually recurring capital expenditures
Continuing operations	$3,391	$3,573	$5,969	$6,087
Discontinued operations	-	100	-	220

Total annually recurring capital expenditures	$3,391	$3,673	$5,969	$6,307

Periodically recurring capital expenditures
Continuing operations	$6,485	$9,340	$11,931	$18,494
Discontinued operations	-	32	-	43

Total annually recurring capital expenditures	$6,485	$9,372	$11,931	$18,537

Total revenue generating capital expenditures	$20	$1,925	$52	$3,503

Total property capital expenditures per statements of cash flows	$9,896	$14,970	$17,952	$28,347

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

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Rental and other revenues	$58,164	$59,990	(3.0)%	$115,758	$120,337	(3.8)%
Property operating and maintenance expenses (excluding depreciation and amortization)	23,972	23,869	0.4%	48,367	48,156	0.4%

Same store net operating income (1)	$34,192	$36,121	(5.3)%	$67,391	$72,181	(6.6)%

Capital expenditures (2)
Annually recurring:
Carpet	$743	$689	7.8%	$1,338	$1,281	4.4%
Other	2,436	2,710	(10.1)%	4,317	4,495	(4.0)%

Total annually recurring	3,179	3,399	(6.5)%	5,655	5,776	(2.1)%
Periodically recurring	6,291	8,764	(28.2)%	11,354	15,182	(25.2)%

Total capital expenditures (A)	$9,470	$12,163	(22.1)%	$17,009	$20,958	(18.8)%

Total capital expenditures per unit (A ÷ 15,713 units)	$603	$774	(22.1)%	$1,082	$1,334	(18.9)%
Average economic occupancy (3)	95.2%	93.3%	1.9%	95.1%	93.5%	1.6%

Average monthly rental rate per unit (4)	$1,215	$1,281	(5.2)%	$1,214	$1,292	(6.0)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 53 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Annually recurring capital expenditures by operating segment
Fully stabilized	$3,179	$3,399	$5,655	$5,776
Communities stabilized during 2009	72	46	133	98
Development and lease-up	28	89	46	107
Other segments	112	139	135	326

Total annually recurring capital expenditures	$3,391	$3,673	$5,969	$6,307

Periodically recurring capital expenditures by operating segment
Fully stabilized	$6,291	$8,764	$11,354	$15,182
Communities stabilized during 2009	1	145	9	2,132
Development and lease-up	-	-	36	-
Other segments	193	463	532	1,223

Total periodically recurring capital expenditures	$6,485	$9,372	$11,931	$18,537

Total revenue generating capital expenditures	$20	$1,925	$52	$3,503

Total property capital expenditures per statements of cash flows	$9,896	$14,970	$17,952	$28,347

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, condominium conversion communities, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that its presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures is the line on the Company’s consolidated statements of cash flows entitled “property capital expenditures.”

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 94.0% and 92.2% for the three months and 93.9% and 92.0% for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, net concessions were $494 and $524, respectively, and employee discounts were $178 and $199, respectively. For the six months ended June 30, 2010 and 2009, net concessions were $1,000 and $1,413, respectively, and employee discounts were $352 and $397, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Comparison of three months ended June 30, 2010 to three months ended June 30, 2009

The Operating Partnership reported a net loss attributable to common unitholders of $35,668 for the three months ended June 30, 2010 compared to a net loss of $50,955 for the three months ended June 30, 2009. The Company reported a net loss attributable to common shareholders of $35,543 for the three months ended June 30, 2010 compared to a net loss of $50,705 for the three months ended June 30, 2009. As discussed below, the reduced losses between periods primarily reflect lower non-cash impairment charges of $35,091 in 2010 compared to $76,317 in 2009, offset by reduced gains on sale of an apartment community of $24,742 between years.

Rental and other revenues from property operations increased $1,719 or 2.5% from 2009 to 2010 primarily due to increased revenues from development and lease-up communities of $2,939 or 396.1% and increased revenues of $780 or 28.3% from communities that achieved stabilization in 2009, offset by decreased revenues from the Company’s fully stabilized communities of $1,826 or 3.0%. The revenue increase from communities that achieved full stabilization in 2009 reflects three communities that were fully stabilized in 2010 compared to the communities being in lease-up or under rehabilitation in 2009. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of four communities in 2009 and into 2010. The revenue decrease from fully stabilized communities is discussed more fully below.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $257 or 0.8% from 2009 to 2010 primarily due to increases from fully stabilized communities of $103 or 0.4%, and increased expenses from development, rehabilitation and lease-up communities of $801 or 61.9%, offset by decreased other segment expenses, including corporate property management expenses, of $550 or 9.2%. The expense increase from stabilized communities is discussed below. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of one community and the opening of leasing offices at three additional development communities beginning the lease-up process in mid to late 2009. The decrease in other segment expenses, including corporate property management expenses, reflects the impact of workforce and expense reductions completed in the second half of 2009.

For the three months ended June 30, 2009, gains on real estate assets in discontinued operations included a gain of $24,742 from the sale of one apartment community, containing 530 apartment units. For the three months ended June 30, 2010, there were no sales of apartment communities. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended June 30, 2010 and 2009, gains on sales of real estate assets from condominium sales activities in continuing operations were $187 and $232, respectively. Condominium gains in 2010 primarily reflect gains from the sale of the final two units at a condominium conversion community. Also in the second quarter of 2010, the Company began closing unit sales at the Austin Condominium Project. The net condominium gain (loss) from the eight unit closings at the Austin Condominium Project were not material in the second quarter (see the related discussion further below regarding impairment charges related to this asset recorded in the second quarter of 2010). Condominium gains in 2009 primarily reflect gains from the sale of 26 units at condominium conversion communities. The condominium profits in 2009 reflected lower profit margins reflecting the negative impact of lowering sales prices and profit expectations in 2009. Lower profit margins in 2009 were driven primarily by the slowing residential housing market that began in 2008, resulting from tighter credit markets, an over-supply of condominium units and declining general economic conditions. The Company expects gains (losses) on condominium sales activities to continue in the second half of 2010 as the Company continues to close condominiums at the Austin Condominium Project. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s remaining condominium communities.

Depreciation expense increased $634 or 3.5% from 2009 to 2010, primarily due to increased depreciation of $1,520 related to development and lease-up communities as apartment units were placed in service in 2009 and into 2010 offset by reduced depreciation of $924 at fully stabilized communities primarily due to the prior year recognition of accelerated depreciation of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

$1,297 related to the change in the useful lives of certain assets retired in 2009 as a result of the Company’s exterior remediation program.

General and administrative expenses increased $3, or 0.07%, from 2009 to 2010 resulting from increased technology and other administrative expense of $195 primarily due to the timing of consulting expenses between years, offset by reduced personnel costs of approximately $192 resulting from workforce reductions and a management reorganization in the fourth quarter of 2009.

Investment and development expenses decreased $115 or 14.5% from 2009 and 2010. In 2010, the Company’s development personnel and other costs decreased $1,265 over 2009, as the Company reduced headcount and associated costs throughout 2009 partially as a result of its decision to temporarily suspend new development starts. The decrease in expenses was offset by $1,150 of decreased capitalization of development personnel due to reduced net development activity in 2010 as development communities were completed. As a result of cost reduction efforts and the start of one additional development project in the second half of 2010, the Company expects net investment and development expenses to be somewhat lower for the full year of 2010, compared to 2009.

Other investment costs decreased $156 or 24.1% from 2009 and 2010. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2010 primarily reflects the adjustment of real estate tax accruals, including some relating to prior year tax estimates.

Impairment losses in 2010 included non-cash impairment charges of $34,691 associated with the Company’s condominium community in Austin, Texas and $400 associated with a land parcel in Tampa, Florida. See the “Operations Overview” section above for a further discussion of the condominium impairment charges. The $400 impairment charge reflected the write-down of the land parcel to fair value upon its classification as held for sale in the second quarter. Impairment losses in 2009 included a non-cash write-off of $9,658 for certain condominium land held for future investment. The gross non-cash impairment charge includes the amount allocable to the noncontrolling interest, or $1,560, in the consolidated entity holding the land. In addition, the Company recognized its share of a non-cash impairment charge recognized the Atlanta Condominium Project held in an unconsolidated entity. The gross non-cash impairment charge totaling $74,733, including the write-off of the Company’s cost in excess of its invested capital, is included in equity in earnings of unconsolidated entities and includes the amount allocable to the noncontrolling interest, or $6,514, in the consolidated entity holding the equity investment. See the “Operations Overview” section above for a further discussion of the non-cash impairment charges.

Interest expense included in continuing operations increased $320 or 2.6% from 2009 to 2010 primarily due to decreased interest capitalization on the Company’s development projects of $990 between periods primarily related to reduced interest capitalization on three apartment developments that were substantially completed in late 2009. Interest expense, before interest capitalization, in 2010 was lower than 2009 primarily due to debt prepayments and retirements in 2009 from the proceeds of asset sales and an equity offering. Interest expense included in discontinued operations decreased from $311 in 2009 to $0 in 2010 as the Company currently does not have any communities classified as held for sale in 2010 compared to three communities held for sale or sold in 2009. The Company expects interest expense in 2010 to be higher than in 2009 due to the cessation of interest capitalization on the apartment development projects discussed above as well as the cessation of interest capitalization on the Company’s two condominium projects as they continue to and begin delivering completed units in the second half of 2010.

Equity in income of unconsolidated real estate entities increased $74,829 from 2009 to 2010. The increase was primarily due to the recognition of a non-cash impairment charge of $74,733 in 2009 at an unconsolidated entity constructing luxury condominium homes as discussed above. Other than the impairment charge in 2009, the remaining increase between periods was primarily due to equity method loss of $135, before impairment charges, in 2009 related to the unconsolidated entity constructing and marketing condominiums. Subsequent to June 2009, the Company suspended further loss recognition from this entity as a result of writing off its investment and recognizing its recourse obligations associated with the entity through the impairment charges discussed above (see note 3 to the consolidated financial statements).

Annually recurring and periodically recurring capital expenditures from continuing operations decreased $3,037 or 23.5% from 2009 to 2010. The decrease in annually recurring capital expenditures of $182 reflects a decrease of $681 in roofing expenditures, as new roofing was applied to certain communities in 2009 in conjunction with the Company’s exterior remediation program, offset by increased landscape, paving and siding expenditures between years. The decrease in periodically recurring capital expenditures of $2,855 primarily reflects decreased capital expenditures related to the Company’s exterior remediation program at several communities of approximately $2,398 compared to 2009 as this program is nearing

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

completion in 2010, as well as decreased leasehold improvements of $357 primarily related to the timing of new leases at mixed-use retail communities in 2009.

Fully stabilized communities

Rental and other revenues decreased $1,826 or 3.0% from 2009 to 2010. This decrease resulted from a 5.2% decrease in the average monthly rental rate per apartment unit, offset by a 1.9% increase in average economic occupancy between periods. The decrease in average rental rates resulted in a revenue decrease of approximately $3,118 between periods. Average economic occupancy increased from 93.3% in 2009 to 95.2% in 2010. The occupancy increase between periods resulted in lower vacancy losses of $1,314 in 2010. Other property revenues decreased $21. Average occupancy levels were modesty higher between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects that rental revenues will continue to decline on a year over year basis in 2010 (but at a lower rate), as new leases turnover at lower market rental rates compared to 2009. See the “Outlook” section below for an additional discussion of trends for 2010.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $103 or 0.4% from 2009 to 2010. This increase was primarily due to increased personnel expenses of $201 or 3.6%, increased utility expenses of $180 or 6.1%, offset by decreased property tax expense of $193 or 2.3%. Personnel expenses increased due to increased bonus accruals as property operating results met or exceeded targeted performance and somewhat higher health insurance costs. Utility expenses increased due to increased water and sewer rates in certain markets and the general timing of expenses between years. Property tax expenses decreased primarily due to lower tax accruals in 2010 resulting from lower assessed values achieved through prior and current year tax appeals.

Comparison of six months ended June 30, 2010 to six months ended June 30, 2009

The Operating Partnership reported a net loss attributable to common unitholders of $38,754 for the six months ended June 30, 2010 compared to net income available to common unitholders of $50,540 for the six months ended June 30, 2009. The Company reported a net loss attributable to common shareholders of $38,618 for the six months ended June 30, 2010 compared to net income available to common shareholders of $50,292 for the six months ended June 30, 2009. As discussed below, the decrease between periods primarily reflects the impact of lower non-cash impairment charges of $35,091 in 2010 compared to $76,317 in 2009, offset by reduced gains on sale of an apartment community of $24,742 between years, reduced income from assets sold in 2009, reduced income from fully stabilized communities discussed more fully below, and reduced other income in 2010 from the lack of gains on debt extinguishments and other non-cash derivative income.

Rental and other revenues from property operations increased $1,627 or 1.2% from 2009 to 2010 primarily due to increased revenues of $1,925 or 38.1% from communities that achieved full stabilization in 2009 and increased revenue from development, rehabilitation and lease-up communities of $5,418, offset by decreased revenues from fully stabilized communities of $4,579 or 3.8% and decreased revenues from other property segments of $1,030 or 9.3%. The revenue increase from communities that achieved full stabilization in 2009 reflects three communities that were fully stabilized for 2010 compared to the communities being in lease up and under rehabilitation for 2009. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of four communities in 2009 and into 2010. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from other property segments reflects decreased revenue of $511 from the Company’s finished apartment rental business due to slower leasing activities resulting from weak economic conditions and decreased revenues from commercial properties of $519 primarily due to increased vacancies at the office and retail components of mixed use communities.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,050 or 1.6% from 2009 to 2010 primarily due to increases from development, rehabilitation and lease-up communities of $2,250 or 115.4%, offset by decreased other segment expense, including corporate property management expenses, of $1,245 or 10.2%. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of one development community and the opening of leasing offices at three additional development communities beginning the lease-up process in mid to late 2009. The decrease in corporate property management expenses reflects the impact of workforce and expense reductions completed in the second half of 2009.

For the six months ended June 30, 2010, there were no sales of apartment communities. For the three months ended June 30, 2009, gains on sales for real estate assets in discontinued operations included a gain of $24,742 from the sale of one apartment community containing 530 units. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the six months ended June 30, 2010 and 2009, gains (losses) on sales of real estate assets from condominium sales activities in continuing operations were $1,135 and ($28), respectively. The increase in aggregate condominium gains between periods primarily reflects the sales of nine units at condominium conversion communities in 2010 at higher profit margins as the Company sold its remaining completed condominium conversion units, the true up of condominium costs and margins on the final unit sales as well as additional income recognized from the reduction of estimated warranty costs on units sold in prior years. Also in the second quarter of 2010, the Company began closing unit sales at the Austin Condominium Project. The net condominium gains (losses) from the eight unit closings at this project were not material in the six months ended June 30, 2010 (see the related discussion further below regarding impairment charges related to this asset recorded in the second quarter of 2010). See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two remaining condominium communities.

Depreciation expense increased $1,513 or 4.2% from 2009 to 2010, primarily due to increased depreciation of $3,336 related to development and lease-up communities as apartment units were placed in service in 2009 and into 2010, offset by reduced depreciation of $1,922 at fully stabilized communities primarily due to the prior year recognition of accelerated depreciation of $2,600 related to the change in the useful lives of certain assets retired in 2009 as a result of the Company’s exterior remediation project.

General and administrative expenses increased $270, or 3.2%, from 2009 to 2010 primarily as a result of $655 of additional legal expenses in 2010 primarily related to property litigation associated with the Company’s ground lease and related land acquisition rights at one of the Company’s Washington, D.C. area communities (see footnote 12 to the consolidated financial statements) as well as the timing of technology and other administrative expenses between years. These increases were partially offset by reduced personnel costs of approximately $595 resulting from workforce reductions and a management reorganization in the fourth quarter of 2009.

Investment and development expenses decreased $510 or 28.5% from 2009 and 2010. In 2010, the Company’s development personnel and other costs decreased $2,725 over 2009, as the Company reduced headcount and associated costs throughout 2009 as a result of a decision to cease new development starts. The decrease in expenses was offset by $2,215 of decreased capitalization of development personnel in 2010 as development communities were completed. As a result of continued cost reduction efforts and the start of one additional development project in the second half of 2010, the Company expects net investment and development expenses to be somewhat lower for the full year of 2010, compared to 2009.

Other investment costs decreased $140 or 10.8% from 2009 and 2010. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2010 primarily reflects the adjustment of real estate tax accruals, including some related to prior year tax estimates.

Interest expense included in continuing operations decreased $1,245 or 4.7% from 2009 to 2010 primarily due to decreased interest costs associated with lower average debt levels in 2010, offset somewhat by reduced interest capitalization in 2010. Lower debt levels resulted from debt prepayments and retirements in 2009 from the proceeds of asset sales and an equity offering. Reduced interest capitalization on the Company’s development projects of $1,703 between periods primarily related to the reduced interest capitalization on three apartment development projects that were substantially complete in late 2009. Interest expense included in discontinued operations decreased from $723 in 2009 to $0 in 2010 as the Company currently does not have any communities classified as held for sale in 2010 compared to three communities held for sale or sold in 2009. The Company expects interest expense for the full year of 2010 to be higher than in 2009 due to the cessation of interest capitalization on the apartment development projects discussed above as well as the cessation of interest capitalization on the Company’s two new condominium projects as they continue to deliver completed units in the second half of 2010.

Equity in income of unconsolidated real estate entities increased $74,842 from 2009 to 2010. The increase was primarily due to the recognition of a non-cash impairment charge of $74,733 in 2009 at the unconsolidated entity constructing and marketing condominium homes. Other than the impairment charge in 2009, the remaining increase between years was primarily related to the 2009 equity method loss of $246 related to the unconsolidated entity constructing and marketing for-sale condominiums. Subsequent to June 30, 2009 and continuing in 2010, the Company suspended further loss recognition from this entity as a result of writing off its investment and recognizing its recourse obligations associated with the entity through impairment charges discussed above (see note 3 to the consolidated financial statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the six months ended June 30, 2010 and 2009, other income (expense) included estimated state franchise taxes. For 2009, other income (expense) also included non-cash income related to the mark-to-market of the Company’s interest rate swap arrangement of $874 that became ineffective under generally accepted accounting principles in that period, $376 related to a reduction in estimated costs associated with the hurricane damage sustained in 2008, offset by inspection expenses related to the Company’s exterior remediation program.

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

Annually recurring and periodically recurring capital expenditures from continuing operations decreased $6,681 or 27.2% from 2009 to 2010. The decrease in periodically recurring capital expenditures of $6,563 primarily reflects decreased costs associated with non-revenue generating capital expenditures at two communities incurred in conjunction with the Company’s rehabilitation of the communities in 2009 (approximately $2,126), decreased capital expenditures of $2,875 compared to 2009 related to the Company’s exterior water remediation program at several communities as this program is nearing completion in 2010, as well as decreased leasehold improvements of $923 primarily relating to the timing of new leases at mixed-use retail communities in 2009. The decrease in annually recurring capital expenditures of $118 primarily reflects a decrease of $1,122 related to roofing expenditures in 2009, offset by the timing of increased pool, landscape, siding, fire systems and other expenditures in 2010.

Fully stabilized communities

Rental and other revenues decreased $4,579 or 3.8% from 2009 to 2010. This decrease resulted from a 6.0% decrease in the average monthly rental rate per apartment unit, offset by a 1.6% increase in average economic occupancy between periods. The decrease in average rental rates resulted in a revenue decrease of approximately $7,364 between periods. Average economic occupancy increased from 93.5% in 2009 to 95.1% in 2010. The occupancy increase between periods resulted in lower vacancy losses of $2,252 in 2010. Other property revenues increased $533 due primarily to lower net concessions of $413 and somewhat higher utility reimbursements. Average occupancy levels were modestly higher between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects that rental revenues will continue to decline on a year over year basis in 2010 (but at a lower rate), as new leases turnover at lower market rental rates compared to 2009. See the “Outlook” section below for an additional discussion of trends for 2010.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $211 or 0.4% from 2009 to 2010. This increase was primarily due to increased personnel expenses of $419 or 3.8%, increased maintenance expenses of $448 or 6.6%, offset by decreased property tax expense of $599 or 3.5%. Personnel expenses increased due to overtime costs associated with snow removal in Washington D.C., increased bonus accruals as property operating results met or exceeded targeted performance and somewhat higher health insurance costs. Maintenance expenses increased due to snow removal costs at the Company’s Washington, D.C. area communities as well as the general timing of painting and structural repairs between periods. Property tax expenses decreased due to favorable settlements of prior period tax appeals as well as lower tax accruals in 2010 resulting from lower assessed values achieved through prior and current year appeals.

Discontinued operations

In accordance with ASC Topic 360, the operating results and gains and losses on sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statements of operations for all periods presented.

There were no apartment communities classified as held for sale as of June 30, 2010. For the three and six months ended June 30, 2009, income from discontinued operations included the results of operations of three apartment communities sold in 2009 through their sale dates. The revenues and expenses of these communities for the three and six months ended June 30, 2009 were as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Revenues
Rental	$3,228	$7,463
Other property revenues	196	454

Total revenues	3,424	7,917

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,087	2,559
Interest	311	723

Total expenses	1,398	3,282

Income from discontinued property operations	$2,026	$4,635

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

Outlook

The outlook and assumptions presented below are forward-looking and are based on the Company’s current and expected view of the apartment and condominium markets and of general economic conditions, as well as other risks outlined above under the caption “Disclosure Regarding Forward-Looking Statements.” There can be no assurance that the Company’s actual results will not differ materially from the outlook and assumptions set forth below. The Company assumes no obligation to update this outlook in the future.

The Company’s outlook for the remainder of 2010 is based on the expectation that the recent improvement in the U.S. economy has modestly improved consumer confidence and demand for multi-family apartments in the Company’s markets. However, unemployment continues to be high and any recovery in employment is expected to be modest in 2010. The Company believes that this modest improvement in demand, coupled with moderating new supply of multi-family apartments, has contributed to a moderation in the year-over-year rate of decline in rental revenues during the first half of 2010, which it currently expects will continue for the remainder of 2010. Notwithstanding, the Company believes that if the economic recovery were to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected.

Rental and other revenues from fully stabilized (same store) communities are expected to decrease moderately in 2010, compared to 2009. Together with operating expenses of fully stabilized communities that are expected to increase modestly in 2010, the Company expects that fully stabilized community net operating income will decline moderately in 2010, compared to 2009. However, as discussed above, the year-over-year decline in same store revenues and net operating income is expected to improve moderately in the later half of 2010, as compared to the first half of the year. Management also expects net operating income from construction and lease-up communities to increase for the full year of 2010, compared to the full year of 2009, as the communities continue their lease-up throughout 2010.

Management expects interest expense for the full year of 2010 to be moderately higher than the full year of 2009 due generally to decreased interest capitalization in 2010, compared to 2009, resulting from the completion of apartment projects under development in 2009 and in early 2010 and the completion of two remaining condominium development projects in 2010. The Company expects that interest capitalized to development projects will decline moderately in the later half of 2010, as compared to the first half of the year, primarily as a result of the completion of the two condominium development projects.

Management also expects a moderate decline for the full year of 2010 in general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, due in large part to reduced personnel and related costs associated with a management restructuring undertaken in late 2009, offset somewhat by additional legal expenses incurred in connection with litigation in the first quarter of 2010.

For the remainder of 2010, the Company does not currently expect to sell any additional apartment communities. The Company began closing unit sales at its Austin Condominium Project in the second quarter of 2010, which it expects will

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

continue into the later half of 2010. The Company’s ability to enter into sales contracts at its Atlanta Condominium Project, however, continues to be subject to the consent of its construction lenders (see “Operations Overview” above where further discussed). As a result, the amount of condominium sales revenue and profits or losses recognized will depend on the timing, volume and pricing of actual closings in 2010. There can be no assurance that any sales will close or that any profits will be realized. The Company may record net losses from condominium activities later in 2010 if gross profits from condominium sales are not sufficient to cover the expensed marketing, sales and carrying costs of the community. Further, as the Company has previously disclosed, it may also be required to record additional impairment charges and could recognize offsetting gains in excess of such impairment charge in connection with the Atlanta Condominium Project in the later half of 2010 (see “Operations Overview” above where discussed further).

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

The Company’s net cash provided by operating activities decreased from $41,348 in the first half of 2009 to $40,319 in the first half of 2010 primarily due to reduced property net operating income in 2010 from fully stabilized communities of $4,790, increased lease-up deficits at lease-up communities of approximately $2,059 as compared to 2009, offset by reduced interest expense resulting from prior year debt retirements as well as the favorable change in the working capital components (primarily changes in accounts payable and accrued expenses) included in operating activities. The Company expects cash flows from operating activities to decline for the full year of 2010 primarily driven by lower anticipated net operating income from the Company’s fully stabilized communities, higher interest expense and carrying costs from the Company’s lease-up communities and completed luxury condominium communities, the dilutive impact of 2009 asset sales, offset somewhat by decreases in general and administrative, investment group and property management overhead expenses and increased net operating income from lease-up communities.

Net cash flows used in investing activities decreased from $59,382 in the first half of 2009 to $35,872 in the first half of 2010 primarily due to reduced construction and development expenditures as apartment development projects were completed in late 2009 and early 2010, reduced capital expenditures associated with the completion of two rehabilitation projects in 2009 and reduced spending on the Company’s exterior remediation program in 2010 as that project is nearing completion, offset somewhat by decreased proceeds from sales of real estate due to the sale of one apartment community in 2009. For the full year of 2010, the Company expects to continue to incur capital expenditures to complete condominium projects under development and to commence development of one apartment community in the second half of 2010. The Company does not currently expect to sell any apartment communities in 2010.

Net cash flows used in financing activities decreased from $53,744 in the first half of 2009 to $9,761 in the first half of 2010 primarily due larger net retirements of debt in 2009 compared to 2010. In 2009, the Company’s net repayments of debt were a result of refinancing activities and efforts to reduce aggregate debt levels. For the full year of 2010, the Company expects that its outstanding debt may increase modestly, depending on the level of proceeds, if any, from the Company’s at-the-market equity offering of common stock (discussed below), due principally to funding development expenditures.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the six months ended June 30, 2010, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders (excluding exterior remediation project costs of $10,653).

For 2010, the Company currently expects to maintain its current quarterly dividend payment to common shareholders of $0.20 per share. To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures (excluding the expected cost of the exterior remediation project of approximately $12,000 in 2010) to fund the dividend payments to common and preferred shareholders. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments and remaining expenditures expected to be incurred in connection with the exterior remediation project in 2010. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s unsecured revolving lines of credit as of June 30, 2010 (discussed below) was created primarily through the Company’s asset sales program, through new secured mortgage financings in 2009 and the proceeds from an equity offering in the second half of 2009. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating communities, through possible proceeds from the Company’s at-the-market common equity sale program and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of operating communities and condominium homes and availability under its unsecured revolving lines of credit as a means of funding its development and acquisition activities. Total net sales proceeds from operating community and condominium sales in the first half of 2010 and for the full year of 2009 were $17,748 and $170,777, respectively. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of June 30, 2010, the Company had no apartment communities held for sale and currently does not expect to sell any apartment communities in 2010. In the second half of 2010, the Company expects to generate additional net sales proceeds from the closings of condominium units at the Austin Condominium Project.

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

During the first quarter of 2010, the Company executed an amendment to its syndicated line of credit agreement. This amendment modified the credit agreement to exclude from those provisions certain defaults or other effects on such provisions relating to certain designated affiliates of the Company. This amendment also reduced the amount of available borrowing capacity under the agreement from $600,000 to $400,000. In addition, the Company exercised its extension option in accordance with the terms of the agreement for an additional one-year period, to April 27, 2011. The other terms and conditions of the agreement remained unchanged (see footnote 4 to the consolidated financial statements). The Company also amended its $30,000 cash management line of credit to extend the maturity date to April 27, 2011. Under this amendment, the interest rate relating to the cash management line was increased to LIBOR plus 2.50%. The cash management line of credit, as amended, carries other terms, including covenants and defaults, that are substantially consistent with the amended syndicated line of credit discussed above. In connection with these amendments, the Company paid fees and expenses of $860.

As of July 30, 2010, the Company had outstanding borrowings of $12,000 and approximately $2,215 of outstanding letters of credit under its $430,000 combined unsecured revolving line of credit facilities. As discussed above in connection with the amendment, the unsecured revolving lines of credit mature in April 2011. The terms, conditions and restrictive covenants

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

associated with the Company’s unsecured revolving line of credit facilities and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit and senior unsecured notes at June 30, 2010.

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

In February 2010, the Company initiated an at-the-market common equity program for the sale of up to 4,000 shares of common stock. The Company expects to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under this program will be dependent on a variety of factors, including (among others) market conditions, the trading price of the Company’s common stock, and the potential use of proceeds. For the three and six months ended June 30, 2010, the Company sold 41 shares for proceeds of $1,121, net of underwriter commissions paid of $23. There can be no assurance that the Company will sell additional common shares under this program.

Stock and debt repurchase programs

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. There were no shares repurchased in 2009. For the three and six months ended June 30, 2010, the Company repurchased preferred stock with a liquidation value of approximately $1,030 and $1,962, respectively, under a Rule 10b5-1 plan.

The Company’s board of directors also authorized the Company’s management to explore repurchases of indebtedness. There were no repurchases of debt in the first half of 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
New community development and acquisition activity (1)	$13,430	$37,265	$29,948	$86,507
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	20	1,925	52	3,503
Other community additions and improvements (3) (6)	6,485	9,372	11,931	18,537
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	3,391	3,673	5,969	6,307
Corporate additions and improvements	95	67	446	126

	$23,421	$52,302	$48,346	$114,980

Other Data
Capitalized interest	$2,500	$3,490	$4,894	$6,597

Capitalized development and associated costs (5)	$44	$1,194	$284	$2,499

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)

Includes $5,759 and $8,157 for the three months and $10,653 and $13,528 for the six months ended June 30, 2010 and 2009, respectively, of periodically recurring capital expenditures related to the Company’s exterior remediation project.

Current communities under development and lease-up

At June 30, 2010, the Company had one community containing 396 apartment units in lease-up as well as one community under development with a total of 344 planned units. These communities are summarized in the table below ($ in millions). In addition, the Company also recently completed its lease-up of Post West Austin™, a 329-unit community in Austin, Texas and Post Sierra at Frisco Bridges™, a 268-unit community in Dallas, Texas.

Community	Location	Number of Units	Retail Sq. Ft.	Estimated Total Cost	Costs Incurred as of 06/30/10	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)	Units Leased (2)	Percent Leased (2)

Post Park®	Wash. DC	396	1,700	$84.7	$81.6	2Q 2009	4Q 2010	290	73%
Post Carlyle Square™ - Phase II	Wash. DC	344	-	95.0	12.3	2Q 2012	4Q 2013	-	-

Total		740	1,700	$179.7	$93.9			290

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of July 26, 2010.

Also, at June 30, 2010, the Company was completing construction of 277 for-sale condominium homes in two communities (including 129 units in one community held in an unconsolidated entity). The Four Seasons Private Residences, Austin (the “Austin Condominium Project”) consists of 148 homes, of which 54 homes were under contract and 23 units closed as of July 30, 2010. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in prior condominium projects when units become available for delivery and may experience additional terminations in connection with existing projects. Accordingly, there can be no assurance that units under contract for sale will actually close. As of June 30, 2010, the Company had incurred $132,543 of construction costs for the project and expects total estimated construction costs to be approximately $140,000 upon completion (both excluding the impairment charge discussed below). This project began delivering condominium units during the second quarter of 2010. The Company’s other condominium project (held in an unconsolidated entity), The Ritz-Carlton Residences,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Atlanta Buckhead (the “Atlanta Condominium Project”), consists of 129 homes. There were no units under contract at the Atlanta Condominium Project at June 30, 2010. (See “Operations Overview” above where discussed further.) As of June 30, 2010, this project had incurred $105,226 of construction costs and expects total estimated construction costs to be approximately $112,300 upon completion (both excluding impairment charges discussed below).

In the second quarter of 2010, the Company recognized a non-cash impairment charge discussed previously in “Operations Overview,” of approximately $34,691 to write the Austin Condominium Project down to its estimated fair value. In the second quarter of 2009, the Company recognized a net non-cash impairment charge discussed previously in “Operations Overview,” of approximately $68,219, including the write-off of the Company’s invested capital and net of amounts allocable to the noncontrolling interests, to write the Atlanta Condominium Project down to its estimated fair value. The Company concluded that no additional impairment was required to be recorded as of June 30, 2010 related to the Atlanta Condominium Project (see “Operations Overview” above where further discussed).

In 2010, the Company commenced the development of the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia. The second phase of Post Carlyle Square™ is planned to consist of 344 luxury apartment units with a total estimated development cost of approximately $95,000. The Company expects to initially fund future estimated construction expenditures primarily by utilizing available borrowing capacity under its unsecured revolving lines of credit.

At present, management believes that the timing of other future development starts will depend largely on a favorable outlook of apartment market and capital market conditions and the U.S. economy, improving employment conditions in the Company’s markets and the availability of construction loan or other financing. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss attributable to common shareholders	$(35,543)	$(50,705)	$(38,618)	$(50,292)
Noncontrolling interests - Operating Partnership	(125)	(250)	(136)	(248)
Depreciation on consolidated real estate assets	18,180	17,501	36,182	34,578
Depreciation on real estate assets held in unconsolidated entities	355	350	709	700
Gains on sales of apartment communities	-	(24,742)	-	(24,742)
Losses (gains) on sales of condominiums	(187)	(232)	(1,135)	28
Incremental gains (losses) on condominium sales (1)	150	(959)	872	(2,072)

Deficit from operations attributable to common shareholders and unitholders (2)	$(17,170)	$(59,037)	$(2,126)	$(42,048)

Weighted average shares outstanding - basic	48,649	44,351	48,603	44,325
Weighted average shares and units outstanding - basic	48,820	44,570	48,775	44,544
Weighted average shares outstanding - diluted (3)	48,803	44,351	48,736	44,325
Weighted average shares and units outstanding - diluted (3)	48,974	44,570	48,909	44,544

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

(2)

FFO for the three and six months ended June 30, 2010 included non-cash impairment charges of $35,091. FFO for the six months ended June 30, 2009 included $819 of net gains on extinguishment of indebtedness. FFO for the three and six months ended June 30, 2009 included non-cash impairment charges of $76,317.

(3)

Diluted weighted average shares and units include the impact of dilutive securities totaling 154 and 133 for the three and six months ended June 30, 2010, respectively. These dilutive securities were antidilutive to the computation of income (loss) per share, as the Company reported a loss from continuing operations for these periods under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 217 and 233 for the three months and 202 and 209 for the six months ended June 30, 2010 and 2009, respectively, for the computation of funds (deficit) from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2010, the Company had $23,153 of variable rate debt tied to LIBOR. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

If interest rates under the Company’s floating rate LIBOR-based indebtedness fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at June 30, 2010, would increase or decrease by approximately $232 on an annualized basis.

The Company had no outstanding derivative financial instruments at June 30, 2010. Additionally, there were no material changes in outstanding fixed or variable rate debt arrangements for the three and six months ended June 30, 2010, except for the changes to the Company’s unsecured revolving lines of credit discussed above under item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations – Liquidity and Capital Resources.

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

($ in thousands)

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action. The Company requested the briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement, and the Court agreed. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company’s response is due on August 12, 2010; and ERC’s reply is due on September 10, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2008, the Company and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Company’s and Federal’s Pentagon Row project without first giving the Company and Federal the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the court issued a final order ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordered Vornado to sell to the Company and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. On July 30, 2010, Vornado filed a petition with the Virginia Supreme Court for leave to appeal the trial court’s ruling.

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

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended June 30, 2010 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2010
April 30, 2010 (2)	1,797	$50.00	1,797	$198,998
May 1, 2010
May 31, 2010 (3)	3,771	33.88	3,771	$198,871
June 1, 2010
June 30, 2010 (4)	19,174	42.66	19,174	$198,053

Total	24,742	$41.85	24,742	$198,053

(1)

In the fourth quarter of 2008, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2010.

(2)	Total shares repurchased includes 1,797 of Series A Cumulative Redeemable Shares at an average price per share of $50.00.
(3)

Total shares repurchased includes 1,498 of Series A Cumulative Redeemable Shares at an average price per share of $50.00 and 2,273 of Series B Cumulative Redeemable Shares at an average price per share of $23.25.

(4)

Total shares repurchased includes 13,169 of Series A Cumulative Redeemable Shares at an average price per share of $51.33 and 6,005 of Series B Cumulative Redeemable Shares at an average price per share of $23.64.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
11.1(g)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

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

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101	-

The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

POST PROPERTIES, INC.

August 6, 2010	By	/s/ David P. Stockert David P. Stockert President and Chief Executive Officer (Principal Executive Officer)

August 6, 2010	By	/s/ Christopher J. Papa Christopher J. Papa Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 6, 2010	By	/s/ Arthur J. Quirk Arthur J. Quirk Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post GP Holdings, Inc., its sole general partner

August 6, 2010	By	/s/ David P. Stockert David P. Stockert President and Chief Executive Officer (Principal Executive Officer)

August 6, 2010	By	/s/ Christopher J. Papa Christopher J. Papa Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 6, 2010	By	/s/ Arthur J. Quirk Arthur J. Quirk Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
11.1(g)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

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

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101	-

The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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